Form 10-Q
period 2018-06-30
Evergy, Inc.; KANSAS CITY POWER & LIGHT CO; WESTAR ENERGY INC /KS
filed 2018-08-08
CIK 1711269, 54476, 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _______to_______

Exact name of registrant as specified in its charter,
Commission	state of incorporation, address of principal	I.R.S. Employer
File Number	executive offices and telephone number	Identification Number

001-38515	EVERGY, INC.	82-2733395
(a Missouri corporation)
1200 Main Street
Kansas City, Missouri 64105
(816) 556-2200

001-03523	WESTAR ENERGY, INC.	48-0290150
(a Kansas corporation)
818 South Kansas Avenue
Topeka, Kansas 66612
(785) 575-6300

000-51873	KANSAS CITY POWER & LIGHT COMPANY	44-0308720
(a Missouri corporation)
1200 Main Street
Kansas City, Missouri 64105
(816) 556-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Evergy, Inc.		Yes	☒	No	☐

Westar Energy, Inc.		Yes	☒	No	☐

Kansas City Power & Light Company		Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Evergy, Inc.		Yes	☒	No	☐

Westar Energy, Inc.		Yes	☒	No	☐

Kansas City Power & Light Company		Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

	Large Accelerated Filer	Accelerated Filer		Non-accelerated Filer		Smaller Reporting Company	Emerging Growth Company

Evergy, Inc.	☒		☐		☐	☐	☐

Westar Energy, Inc.	☒		☐		☐	☐	☐

Kansas City Power & Light Company	☐		☐		☒	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.

Evergy, Inc.	☐

Westar Energy, Inc.	☐

Kansas City Power & Light Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Evergy, Inc.		Yes	☐	No	☒

Westar Energy, Inc.		Yes	☐	No	☒

Kansas City Power & Light Company		Yes	☐	No	☒

On July 31, 2018, Evergy, Inc. had 271,687,849 shares of common stock outstanding.  On July 31, 2018, Kansas City Power & Light Company and Westar Energy, Inc. each had one share of common stock outstanding and held by Evergy, Inc.

Westar Energy, Inc. and Kansas City Power & Light Company meet the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format.

This combined Quarterly Report on Form 10-Q is provided by the following registrants: Evergy, Inc. (Evergy), Westar Energy, Inc. (Westar Energy) and Kansas City Power & Light Company (KCP&L) (collectively, the Evergy Companies). Information relating to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrants.
This report should be read in its entirety.  No one section of the report deals with all aspects of the subject matter.  It should be read in conjunction with the Westar Energy First Quarter 2018 Quarterly Report on Form 10-Q, the Great Plains Energy Incorporated (Great Plains Energy) and KCP&L combined First Quarter 2018 Quarterly Report on Form 10-Q, the Westar Energy 2017 Form 10-K and the Great Plains Energy and KCP&L combined 2017 Form 10-K.

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. Forward-looking statements include, but are not limited to, statements relating to the merger of Great Plains Energy and Westar Energy that resulted in the creation of Evergy, including those that relate to the expected financial and operational benefits of the merger to the companies and their shareholders (including cost savings, operational efficiencies and the impact of the merger on earnings per share), cost estimates of capital projects, dividend growth, share repurchases, balance sheet and credit ratings, rebates to customers, employee issues and other matters affecting future operations.
In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Evergy Companies are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information. These important factors include: future economic conditions in regional, national and international markets and their effects on sales, prices and costs; prices and availability of electricity in regional and national wholesale markets; market perception of the energy industry, Evergy, Westar Energy and KCP&L; changes in business strategy, operations or development plans; the outcome of contract negotiations for goods and services; effects of current or proposed state and federal legislative and regulatory actions or developments, including, but not limited to, deregulation, re-regulation and restructuring of the electric utility industry; decisions of regulators regarding rates that Westar Energy and KCP&L (or other regulated subsidiaries of Evergy) can charge for electricity; adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air and water quality; financial market conditions and performance including, but not limited to, changes in interest rates and credit spreads and in availability and cost of capital and the effects on derivatives and hedges, nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of terrorist acts, including, but not limited to, cyber terrorism; ability to carry out marketing and sales plans; weather conditions including, but not limited to, weather-related damage and their effects on sales, prices and costs; cost, availability, quality and deliverability of fuel; the inherent uncertainties in estimating the effects of weather, economic conditions and other factors on customer consumption and financial results; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; delays in the anticipated in-service dates and cost increases of generation, transmission, distribution or other projects; Evergy's ability to successfully manage its transmission joint ventures; the inherent risks associated with the ownership and operation of a nuclear facility including, but not limited to, environmental, health, safety, regulatory and financial risks; workforce risks, including, but not limited to, increased costs of retirement, health care and other benefits; the possibility that the expected value creation from the merger will not be realized, or will not be realized within the expected time period; difficulties related to the integration of the two companies; disruption from the merger making it more difficult to maintain relationships with customers, employees, regulators or suppliers; the diversion of management time; and other risks and uncertainties.

This list of factors is not all-inclusive because it is not possible to predict all factors. Part II, Item 1A, Risk Factors included in this report, together with the risk factors included in the Westar Energy 2017 Form 10-K and the Great Plains Energy and KCP&L combined 2017 Form 10-K under Part I, Item 1A, should be carefully read for further understanding of potential risks for the Evergy Companies. Other sections of this report and other periodic reports filed by the Evergy Companies with the Securities and Exchange Commission (SEC) should also be read for more information regarding risk factors. Each forward-looking statement speaks only as of the date of the particular statement. The Evergy Companies undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AEP	American Electric Power Company, Inc.
AFUDC	Allowance for Funds Used During Construction
Amended Merger Agreement	Amended and Restated Agreement and Plan of Merger, dated as of July 9, 2017, by and among Great Plains Energy, Westar Energy, Monarch Energy Holding, Inc. and King Energy, Inc.
AMT	Alternative Minimum Tax
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CCRs	Coal combustion residuals
Clean Air Act	Clean Air Act Amendments of 1990
CWA	Clean Water Act
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
DOE	Department of Energy
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERSP	Earnings Review and Sharing Plan
Evergy	Evergy, Inc. and its consolidated subsidiaries
Evergy Board	Evergy Board of Directors
Evergy Companies	Evergy, Westar Energy, and KCP&L, collectively, which are individual registrants within the Evergy consolidated group
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	The Federal Energy Regulatory Commission
FMBs	First mortgage bonds
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
GMO	KCP&L Greater Missouri Operations Company, a wholly-owned subsidiary of Evergy
GPETHC	GPE Transmission Holding Company LLC, a wholly-owned subsidiary of Evergy
Great Plains Energy	Great Plains Energy Incorporated
KCC	State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
KCP&L Receivables Company	Kansas City Power & Light Receivables Company, a wholly-owned subsidiary of KCP&L
KDHE	Kansas Department of Health & Environment
KGE	Kansas Gas and Electric Company, a wholly-owned subsidiary of Westar Energy
King Energy	King Energy, Inc., a wholly-owned subsidiary of Evergy
kWh	Kilowatt hour

Abbreviation or Acronym	Definition
MEEIA	Missouri Energy Efficiency Investment Act
MMBtu	Millions of British thermal units
Monarch Energy	Monarch Energy Holding, Inc.
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQs	National Ambient Air Quality Standards
NAV	Net Asset Value
NO2	Nitrogen dioxide
NRC	Nuclear Regulatory Commission
PM	Particulate matter
Prairie Wind	Prairie Wind Transmission, LLC, 50% owned by Westar Energy
RSU	Restricted share unit
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
TFR	Transmission formula rate
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by GPETHC
VIE	Variable interest entity
WCNOC	Wolf Creek Nuclear Operating Corporation
Westar Energy	Westar Energy, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Wolf Creek	Wolf Creek Generating Station
WOTUS	Waters of the United States

PART I
ITEM 1. FINANCIAL STATEMENTS

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2018	2017
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$1,280.1	$3.4
Receivables, net	488.7	290.7
Accounts receivable pledged as collateral	195.0	—
Fuel inventory and supplies	539.9	293.6
Regulatory assets	347.7	99.5
Prepaid expenses and other assets	85.9	39.8
Total Current Assets	2,937.3	727.0
PROPERTY, PLANT AND EQUIPMENT, NET	18,819.9	9,553.8
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	172.7	176.3
OTHER ASSETS:
Regulatory assets	1,537.9	685.4
Nuclear decommissioning trust fund	498.2	237.1
Goodwill	2,333.7	—
Other	359.6	244.8
Total Other Assets	4,729.4	1,167.3
TOTAL ASSETS	$26,659.3	$11,624.4
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2018	2017
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$819.3	$—
Current maturities of long-term debt of variable interest entities	30.3	28.5
Notes payable and commercial paper	1,079.3	275.7
Collateralized note payable	195.0	—
Accounts payable	327.6	204.2
Accrued dividends	—	53.8
Accrued taxes	210.3	87.7
Accrued interest	82.0	72.7
Regulatory liabilities	89.5	11.6
Other	244.6	89.5
Total Current Liabilities	3,077.9	823.7
LONG-TERM LIABILITIES:
Long-term debt, net	6,641.1	3,687.6
Long-term debt of variable interest entities, net	51.1	81.4
Deferred income taxes	1,436.3	815.7
Unamortized investment tax credits	379.9	257.1
Regulatory liabilities	2,361.8	1,094.0
Pension and post-retirement liability	959.1	491.2
Asset retirement obligations	627.9	380.0
Other	228.8	133.3
Total Long-Term Liabilities	12,686.0	6,940.3
Commitments and Contingencies (Note 12)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 and 275,000,000 shares authorized, $0 and $5 par value per share 271,687,743 and 142,094,275 shares issued, respective to each date	9,718.1	2,734.8
Retained earnings	1,220.0	1,173.3
Total Evergy, Inc. Shareholders' Equity	10,938.1	3,908.1
Noncontrolling Interests	(42.7)	(47.7)
Total Equity	10,895.4	3,860.4
TOTAL LIABILITIES AND EQUITY	$26,659.3	$11,624.4
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30		Year to Date June 30
	2018	2017	2018	2017
	(millions, except per share amounts)
OPERATING REVENUES	$893.4	$609.3	$1,493.6	$1,181.9
OPERATING EXPENSES:
Fuel and purchased power	229.7	111.8	365.2	225.6
SPP network transmission costs	68.4	61.8	136.0	122.4
Operating and maintenance	283.8	139.6	423.8	275.0
Depreciation and amortization	128.0	94.0	217.7	182.7
Taxes other than income tax	56.6	41.9	100.5	84.6
Total Operating Expenses	766.5	449.1	1,243.2	890.3
INCOME FROM OPERATIONS	126.9	160.2	250.4	291.6
OTHER INCOME (EXPENSE):
Investment earnings	1.6	1.1	1.3	2.5
Other income	1.7	0.5	3.7	1.8
Other expense	(13.8)	(7.7)	(24.4)	(18.1)
Total Other Income (Expense)	(10.5)	(6.1)	(19.4)	(13.8)
Interest expense	58.4	43.7	102.2	84.8
INCOME BEFORE INCOME TAXES	58.0	110.4	128.8	193.0
Income tax expense (benefit)	(45.0)	35.9	(35.8)	56.8
Equity in earnings of equity method investees, net of income taxes	1.4	1.5	2.7	3.3
NET INCOME	104.4	76.0	167.3	139.5
Less: Net income attributable to noncontrolling interests	2.6	3.9	5.0	7.8
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$101.8	$72.1	$162.3	$131.7
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO EVERGY (see Note 1)
Basic earnings per common share	$0.56	$0.50	$1.00	$0.92
Diluted earnings per common share	$0.56	$0.50	$1.00	$0.92
AVERAGE EQUIVALENT COMMON SHARES OUTSTANDING
Basic	180.9	142.5	161.9	142.5
Diluted	181.0	142.6	162.0	142.6
DIVIDENDS DECLARED PER COMMON SHARE	$0.40	$0.40	$0.80	$0.80
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2018	2017
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$167.3	$139.5
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	217.7	182.7
Amortization of nuclear fuel	13.7	15.9
Amortization of deferred refueling outage	8.3	8.1
Amortization of deferred regulatory gain from sale leaseback	(2.7)	(2.7)
Amortization of corporate-owned life insurance	9.2	8.9
Non-cash compensation	20.0	4.6
Net deferred income taxes and credits	(45.0)	53.9
Allowance for equity funds used during construction	(1.7)	(0.8)
Payments for asset retirement obligations	(8.2)	(1.4)
Equity in earnings of equity method investees, net of income taxes	(2.7)	(3.3)
Other	(0.4)	(1.5)
Changes in working capital items:
Accounts receivable	(24.7)	14.2
Accounts receivable pledged as collateral	(15.0)	—
Fuel inventory and supplies	25.5	(2.3)
Prepaid expenses and other current assets	(29.2)	37.0
Accounts payable	(41.7)	(20.0)
Accrued taxes	67.8	11.0
Other current liabilities	(1.6)	(103.3)
Changes in other assets	(17.3)	15.6
Changes in other liabilities	57.9	7.6
Cash Flows from Operating Activities	397.2	363.7
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(435.2)	(383.6)
Cash acquired from the merger with Great Plains Energy	1,154.2	—
Purchase of securities - trusts	(96.0)	(12.1)
Sale of securities - trusts	101.1	13.5
Investment in corporate-owned life insurance	(15.9)	(15.8)
Proceeds from investment in corporate-owned life insurance	4.7	1.7
Proceeds from settlement of interest rate swap	140.6	—
Other investing activities	(6.6)	(3.2)
Cash Flows used in Investing Activities	846.9	(399.5)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short term debt, net	242.6	(37.6)
Collateralized short-term debt, net	15.0	—
Proceeds from long-term debt	—	296.3
Retirements of long-term debt	—	(125.0)
Retirements of long-term debt of variable interest entity	(28.5)	(26.8)
Repayment of capital leases	(1.9)	(1.7)
Borrowings against cash surrender value of corporate-owned life insurance	53.9	52.3
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(3.0)	—
Issuance of common stock	—	0.6
Distributions to shareholders of noncontrolling interests	—	(5.8)
Cash dividends paid	(228.3)	(109.4)
Other financing activities	(17.2)	(7.0)
Cash Flows (used in) from Financing Activities	32.6	35.9
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,276.7	0.1
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period, including restricted cash of $0.1 and $0.1, respectively	3.5	3.2
End of period, including restricted cash of $0.1 and $0.1, respectively	$1,280.2	$3.3
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2016	141,791,153	$2,727.3	$1,078.6	$27.3	$3,833.2
Net income	—	—	131.7	7.8	139.5
Issuance of stock	12,131	0.6	—	—	0.6
Issuance of stock for compensation and reinvested dividends	290,103	4.8	—	—	4.8
Tax withholding related to stock compensation	—	(7.0)	—	—	(7.0)
Dividends declared on common stock ($0.80 per share)	—	—	(115.1)	—	(115.1)
Stock compensation expense	—	4.6	—	—	4.6
Distributions to shareholders of noncontrolling interests	—	—	—	(5.7)	(5.7)
Balance as of June 30, 2017	142,093,387	$2,730.3	$1,095.2	$29.4	$3,854.9

Balance as of December 31, 2017	142,094,275	$2,734.8	$1,173.3	$(47.7)	$3,860.4
Net income	—	—	162.3	5.0	167.3
Issuance of stock to Great Plains Energy shareholders	128,947,518	6,979.9	—	—	6,979.9
Issuance of restricted common stock	122,505	—	—	—	—
Issuance of stock for compensation and reinvested dividends	523,445	0.2	—	—	0.2
Tax withholding related to stock compensation	—	(17.2)	—	—	(17.2)
Dividends declared on common stock ($0.80 per share)	—	—	(115.5)	—	(115.5)
Stock compensation expense	—	21.8	—	—	21.8
Other	—	(1.4)	(0.1)	—	(1.5)
Balance as of June 30, 2018	271,687,743	$9,718.1	$1,220.0	$(42.7)	$10,895.4
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

WESTAR ENERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2018	2017
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$3.3	$3.4
Receivables, net	305.6	290.7
Related party receivables	3.2	—
Fuel inventory and supplies	267.0	293.6
Regulatory assets	122.0	99.5
Prepaid expenses and other assets	45.0	39.8
Total Current Assets	746.1	727.0
PROPERTY, PLANT AND EQUIPMENT, NET	9,614.1	9,553.8
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	172.7	176.3
OTHER ASSETS:
Regulatory assets	704.1	685.4
Nuclear decommissioning trust fund	237.1	237.1
Other	219.2	244.8
Total Other Assets	1,160.4	1,167.3
TOTAL ASSETS	$11,693.3	$11,624.4
The disclosures regarding Westar Energy included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

WESTAR ENERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2018	2017
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$300.0	$—
Current maturities of long-term debt of variable interest entities	30.3	28.5
Notes payable and commercial paper	488.2	275.7
Accounts payable	137.2	204.2
Related party payables	37.8	—
Accrued dividends	—	53.8
Accrued taxes	114.2	87.7
Accrued interest	45.4	72.7
Regulatory liabilities	34.5	11.6
Other	117.6	89.5
Total Current Liabilities	1,305.2	823.7
LONG-TERM LIABILITIES:
Long-term debt, net	3,389.0	3,687.6
Long-term debt of variable interest entities, net	51.1	81.4
Deferred income taxes	763.1	815.7
Unamortized investment tax credits	255.7	257.1
Regulatory liabilities	1,173.9	1,094.0
Pension and post-retirement liability	477.5	491.2
Asset retirement obligations	262.7	380.0
Other	126.9	133.3
Total Long-Term Liabilities	6,499.9	6,940.3
Commitments and Contingencies (Note 12)
EQUITY:
Westar Energy, Inc. Shareholder's Equity:
Common stock - 1,000 shares authorized, $0.01 par value per share and 1 share issued; 275,000,000 shares authorized, $5 par value per share, and 142,094,275 shares issued and outstanding, respective to each date	2,737.6	2,734.8
Retained earnings	1,193.3	1,173.3
Total Westar Energy, Inc. Shareholder's Equity	3,930.9	3,908.1
Noncontrolling Interests	(42.7)	(47.7)
Total Equity	3,888.2	3,860.4
TOTAL LIABILITIES AND EQUITY	$11,693.3	$11,624.4
The disclosures regarding Westar Energy included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

WESTAR ENERGY, INC.
Consolidated Statements of Income
(Unaudited)
	Three Months Ended June 30		Year to Date June 30
	2018	2017	2018	2017
	(millions)
OPERATING REVENUES	$650.9	$609.3	$1,251.1	$1,181.9
OPERATING EXPENSES:
Fuel and purchased power	158.0	111.8	293.5	225.6
SPP network transmission costs	68.4	61.8	136.0	122.4
Operating and maintenance	209.7	139.6	349.7	275.0
Depreciation and amortization	96.1	94.0	185.7	182.7
Taxes other than income tax	42.6	41.9	86.6	84.6
Total Operating Expenses	574.8	449.1	1,051.5	890.3
INCOME FROM OPERATIONS	76.1	160.2	199.6	291.6
OTHER INCOME (EXPENSE):
Investment earnings	—	1.1	(0.4)	2.5
Other income	1.6	0.5	3.6	1.8
Other expense	(10.4)	(7.7)	(20.9)	(18.1)
Total Other Income (Expense)	(8.8)	(6.1)	(17.7)	(13.8)
Interest expense	44.4	43.7	88.2	84.8
INCOME BEFORE INCOME TAXES	22.9	110.4	93.7	193.0
Income tax expense (benefit)	(53.6)	35.9	(44.4)	56.8
Equity in earnings of equity method investees, net of income taxes	1.1	1.5	2.4	3.3
NET INCOME	77.6	76.0	140.5	139.5
Less: Net income attributable to noncontrolling interests	2.6	3.9	5.0	7.8
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$75.0	$72.1	$135.5	$131.7
The disclosures regarding Westar Energy included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

WESTAR ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2018	2017
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$140.5	$139.5
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	185.7	182.7
Amortization of nuclear fuel	11.2	15.9
Amortization of deferred refueling outage	7.3	8.1
Amortization of deferred regulatory gain from sale leaseback	(2.7)	(2.7)
Amortization of corporate-owned life insurance	9.2	8.9
Non-cash compensation	20.0	4.6
Net deferred income taxes and credits	(57.9)	53.9
Allowance for equity funds used during construction	(1.7)	(0.8)
Payments for asset retirement obligations	(7.2)	(1.4)
Equity in earnings of equity method investees, net of income taxes	(2.4)	(3.3)
Other	(1.4)	(1.5)
Changes in working capital items:
Accounts receivable	(9.3)	14.2
Fuel inventory and supplies	26.9	(2.3)
Prepaid expenses and other current assets	(23.2)	37.0
Accounts payable	2.8	(20.0)
Accrued taxes	43.6	11.0
Other current liabilities	(36.9)	(103.3)
Changes in other assets	2.4	15.6
Changes in other liabilities	26.8	7.6
Cash Flows from Operating Activities	333.7	363.7
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(367.7)	(383.6)
Purchase of securities - trusts	(92.5)	(12.1)
Sale of securities - trusts	98.4	13.5
Investment in corporate-owned life insurance	(15.9)	(15.8)
Proceeds from investment in corporate-owned life insurance	4.7	1.7
Other investing activities	(7.7)	(3.2)
Cash Flows used in Investing Activities	(380.7)	(399.5)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short term debt, net	212.5	(37.6)
Proceeds from long-term debt	—	296.3
Retirements of long-term debt	—	(125.0)
Retirements of long-term debt of variable interest entities	(28.5)	(26.8)
Repayment of capital leases	(1.9)	(1.7)
Borrowings against cash surrender value of corporate-owned life insurance	53.9	52.3
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(3.0)	—
Issuance of common stock	—	0.6
Distributions to shareholders of noncontrolling interests	—	(5.8)
Cash dividends paid	(169.0)	(109.4)
Other financing activities	(17.2)	(7.0)
Cash Flows (used in) from Financing Activities	46.8	35.9
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(0.2)	0.1
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period, including restricted cash of $0.1 and $0.1, respectively	3.5	3.2
End of period, including restricted cash of $0.1 and $0.1, respectively	$3.3	$3.3
The disclosures regarding Westar Energy included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

WESTAR ENERGY, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Westar Energy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2016	141,791,153	$2,727.3	$1,078.6	$27.3	$3,833.2
Net income	—	—	131.7	7.8	139.5
Issuance of stock	12,131	0.6	—	—	0.6
Issuance of stock for compensation and reinvested dividends	290,103	4.8	—	—	4.8
Tax withholding related to stock compensation	—	(7.0)	—	—	(7.0)
Dividends declared on common stock ($0.80 per share)	—	—	(115.1)	—	(115.1)
Stock compensation expense	—	4.6	—	—	4.6
Distributions to shareholders of noncontrolling interests	—	—	—	(5.7)	(5.7)
Balance as of June 30, 2017	142,093,387	$2,730.3	$1,095.2	$29.4	$3,854.9

Balance as of December 31, 2017	142,094,275	$2,734.8	$1,173.3	$(47.7)	$3,860.4
Net income	—	—	135.5	5.0	140.5
Issuance of stock for compensation and reinvested dividends	516,990	—	—	—	—
Stock cancelled pursuant to Amended Merger Agreement	(142,611,264)	—	—	—	—
Tax withholding related to stock compensation	—	(17.2)	—	—	(17.2)
Dividends declared on common stock ($0.80 per share)	—	—	(115.5)	—	(115.5)
Stock compensation expense	—	19.9	—	—	19.9
Other	—	0.1	—	—	0.1
Balance as of June 30, 2018	1	$2,737.6	$1,193.3	$(42.7)	$3,888.2
The disclosures regarding Westar Energy included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2018	2017
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$4.0	$2.2
Receivables, net	124.5	106.3
Related party receivables	108.3	84.7
Accounts receivable pledged as collateral	130.0	130.0
Fuel inventory and supplies	197.1	197.0
Income taxes receivable	—	5.4
Regulatory assets	159.1	153.6
Prepaid expenses and other assets	33.3	27.6
Total Current Assets	756.3	706.8
PROPERTY, PLANT AND EQUIPMENT, NET	6,670.3	6,565.6
OTHER ASSETS:
Regulatory assets	489.0	545.1
Nuclear decommissioning trust fund	261.1	258.4
Other	54.9	48.0
Total Other Assets	805.0	851.5
TOTAL ASSETS	$8,231.6	$8,123.9

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$400.0	$350.0
Notes payable and commercial paper	322.4	167.5
Collateralized note payable	130.0	130.0
Accounts payable	151.1	249.0
Accrued taxes	98.8	29.0
Accrued interest	27.6	32.4
Regulatory liabilities	30.5	8.3
Other	108.7	98.3
Total Current Liabilities	1,269.1	1,064.5
LONG-TERM LIABILITIES:
Long-term debt, net	2,129.8	2,232.2
Deferred income taxes	613.5	616.1
Unamortized investment tax credits	121.2	121.8
Regulatory liabilities	834.4	770.9
Pension and post-retirement liability	521.2	512.2
Asset retirement obligations	223.5	231.4
Other	79.0	61.6
Total Long-Term Liabilities	4,522.6	4,546.2
Commitments and Contingencies (Note 12)
EQUITY:
Common stock - 1,000 shares authorized, without par value, 1 share issued, stated value	1,563.1	1,563.1
Retained earnings	874.5	949.7
Accumulated other comprehensive income	2.3	0.4
Total Equity	2,439.9	2,513.2
TOTAL LIABILITIES AND EQUITY	$8,231.6	$8,123.9
The disclosures regarding KCP&L included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Year to Date June 30
	2018	2017	2018	2017
	(millions)
OPERATING REVENUES	$452.2	$482.7	$849.3	$878.6
OPERATING EXPENSES:
Fuel and purchased power	132.5	130.2	250.0	223.4
Operating and maintenance	104.5	113.8	227.2	236.4
Depreciation and amortization	70.2	68.3	137.1	133.6
Taxes other than income tax	30.3	44.2	59.3	88.8
Total Operating Expenses	337.5	356.5	673.6	682.2
INCOME FROM OPERATIONS	114.7	126.2	175.7	196.4
OTHER INCOME (EXPENSE):
Investment earnings	0.8	0.5	1.4	1.0
Other income	(1.5)	1.2	1.5	3.2
Other expense	(6.0)	(14.7)	(13.9)	(28.8)
Total Other Income (Expense)	(6.7)	(13.0)	(11.0)	(24.6)
Interest expense	34.6	35.6	67.6	71.2
INCOME BEFORE INCOME TAXES	73.4	77.6	97.1	100.6
Income tax expense	48.8	28.0	52.3	36.8
NET INCOME	$24.6	$49.6	$44.8	$63.8
COMPREHENSIVE INCOME
NET INCOME	$24.6	$49.6	$44.8	$63.8
OTHER COMPREHENSIVE INCOME:
Derivative hedging activity
Reclassification to expenses, net of tax:	1.0	1.3	1.9	2.6
Derivative hedging activity, net of tax	1.0	1.3	1.9	2.6
Total Other Comprehensive Income	1.0	1.3	1.9	2.6
COMPREHENSIVE INCOME	$25.6	$50.9	$46.7	$66.4
The disclosures regarding KCP&L included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2018	2017
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$44.8	$63.8
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	137.1	133.6
Amortization of nuclear fuel	11.2	15.9
Amortization of deferred refueling outage	7.1	9.1
Net deferred income taxes and credits	24.7	19.8
Allowance for equity funds used during construction	(1.1)	(1.7)
Payments for asset retirement obligations	(6.3)	(8.1)
Other	1.5	4.4
Changes in working capital items:
Accounts receivable	(33.3)	(1.3)
Fuel inventory and supplies	(0.1)	4.9
Prepaid expenses and other current assets	(11.6)	(8.7)
Accounts payable	(86.3)	(90.6)
Accrued taxes	75.2	56.7
Other current liabilities	19.4	(2.9)
Changes in other assets	10.9	40.6
Changes in other liabilities	50.7	8.0
Cash Flows from Operating Activities	243.9	243.5
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(225.2)	(193.4)
Purchase of securities - trusts	(20.4)	(13.6)
Sale of securities - trusts	16.2	12.0
Other investing activities	2.9	(0.4)
Cash Flows used in Investing Activities	(226.5)	(195.4)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short term debt, net	154.9	38.9
Proceeds from long-term debt	296.6	296.5
Retirements of long-term debt	(350.0)	(250.0)
Cash dividends paid	(120.0)	(132.0)
Other financing activities	2.9	—
Cash Flows (used in) from Financing Activities	(15.6)	(46.6)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1.8	1.5
CASH AND CASH EQUIVALENTS:
Beginning of period	2.2	4.5
End of period	$4.0	$6.0
The disclosures regarding KCP&L included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Changes in Equity
(Unaudited)

	Common stock shares	Common stock	Retained earnings	AOCI - Net gains (losses) on cash flow hedges	Total equity
	(millions, except share amounts)
Balance as of December 31, 2016	1	$1,563.1	$982.6	$(4.2)	$2,541.5
Net income	—	—	63.8	—	63.8
Cumulative effect of adoption of ASU 2016-09	—	—	(0.7)	—	(0.7)
Dividends declared on common stock	—	—	(132.0)	—	(132.0)
Derivative hedging activity, net of tax	—	—	—	2.6	2.6
Balance as of June 30, 2017	1	$1,563.1	$913.7	$(1.6)	$2,475.2

Balance as of December 31, 2017	1	$1,563.1	$949.7	$0.4	$2,513.2
Net income	—	—	44.8	—	44.8
Dividends declared on common stock	—	—	(120.0)	—	(120.0)
Derivative hedging activity, net of tax	—	—	—	1.9	1.9
Balance as of June 30, 2018	1	$1,563.1	$874.5	$2.3	$2,439.9
The disclosures regarding KCP&L included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
WESTAR ENERGY, INC.
KANSAS CITY POWER & LIGHT COMPANY
Combined Notes to Unaudited Consolidated Financial Statements
The notes to unaudited consolidated financial statements that follow are a combined presentation for Evergy, Inc., Westar Energy, Inc. and Kansas City Power & Light Company, all registrants under this filing.  The terms "Evergy," "Westar Energy," "KCP&L" and "Evergy Companies" are used throughout this report.  "Evergy" refers to Evergy, Inc. and its consolidated subsidiaries, unless otherwise indicated.  "Westar Energy" refers to Westar Energy, Inc. and its consolidated subsidiaries. "KCP&L" refers to Kansas City Power & Light Company and its consolidated subsidiaries. "Evergy Companies" refers to Evergy, Westar Energy, and KCP&L, collectively, which are individual registrants within the Evergy consolidated group. The Evergy Companies' interim financial statements reflect all adjustments (which include normal, recurring adjustments) that are necessary, in the opinion of management, for a fair presentation of the results for the interim periods presented.
1. ORGANIZATION AND BASIS OF PRESENTATION
Organization
Evergy is a public utility holding company incorporated in 2017 and headquartered in Kansas City, Missouri. Evergy operates primarily through the following wholly-owned direct subsidiaries:

•
Westar Energy is an integrated, regulated electric utility that provides electricity to customers in the state of Kansas. Westar Energy has one active wholly-owned subsidiary with significant operations, Kansas Gas and Electric Company (KGE).

•
KCP&L is an integrated, regulated electric utility that provides electricity to customers in the states of Missouri and Kansas. KCP&L has one active wholly-owned subsidiary, Kansas City Power & Light Receivables Company (KCP&L Receivables Company).

•
KCP&L Greater Missouri Operations Company (GMO) is an integrated, regulated electric utility that provides electricity to customers in the state of Missouri. GMO also provides regulated steam service to certain customers in the St. Joseph, Missouri area. GMO has one active wholly-owned subsidiary, GMO Receivables Company.

•
GPE Transmission Holding Company, LLC (GPETHC) owns 13.5% of Transource Energy, LLC (Transource) with the remaining 86.5% owned by AEP Transmission Holding Company, LLC, a subsidiary of American Electric Power Company, Inc (AEP). Transource is focused on the development of competitive electric transmission projects. GPETHC accounts for its investment in Transource under the equity method.

Westar Energy also owns a 50% interest in Prairie Wind Transmission, LLC (Prairie Wind), which is a joint venture between Westar Energy and Electric Transmission America, LLC, which itself is a joint venture between affiliates of AEP and Berkshire Hathaway Energy Company. Prairie Wind owns a 108-mile, 345 kV double-circuit transmission line that is now being used to provide transmission service in the Southwest Power Pool, Inc. (SPP). Westar Energy accounts for its investment in Prairie Wind under the equity method.

Westar Energy and KGE conduct business in their respective service territories using the name Westar Energy. KCP&L and GMO conduct business in their respective service territories using the name KCP&L. Collectively, the Evergy Companies have approximately 13,100 MWs of owned generating capacity and engage in the generation, transmission, distribution and sale of electricity to approximately 1.6 million customers in the states of Kansas and Missouri.
Evergy was incorporated in 2017 as Monarch Energy Holding, Inc. (Monarch Energy), a wholly-owned subsidiary of Great Plains Energy Incorporated (Great Plains Energy). Prior to the closing of the merger transactions, Monarch Energy changed its name to Evergy and did not conduct any business activities other than those required for its formation and matters contemplated by the Amended and Restated Agreement and Plan of Merger, dated as of July

9, 2017, by and among Great Plains Energy, Westar Energy, Monarch Energy and King Energy, Inc. (King Energy), a wholly-owned subsidiary of Monarch Energy (Amended Merger Agreement). On June 4, 2018, in accordance with the Amended Merger Agreement, Great Plains Energy merged into Evergy, with Evergy surviving the merger and King Energy merged into Westar Energy, with Westar Energy surviving the merger. These merger transactions resulted in Evergy becoming the parent entity of Westar Energy and the direct subsidiaries of Great Plains Energy, including KCP&L and GMO. See Note 2 for additional information regarding the merger.
Principles of Consolidation
Westar Energy was determined to be the accounting acquirer in the merger and thus, the predecessor of Evergy. Therefore, Evergy's consolidated financial statements reflect the results of operations of Westar Energy for the three months ended and year to date June 30, 2017 and the financial position of Westar Energy as of December 31, 2017. Evergy had separate operations for the period beginning with the quarter ended June 30, 2018, and references to amounts for periods after the closing of the merger relate to Evergy. The results of Great Plains Energy's direct subsidiaries have been included in Evergy's results of operations from the date of the closing of the merger and thereafter.
KCP&L and Westar Energy will continue to maintain their current reporting requirements as Securities and Exchange Commission (SEC) registrants. KCP&L has elected not to apply "push-down accounting" related to the merger, whereby the adjustments of assets and liabilities to fair value and the resulting goodwill would be recorded on the financial statements of the acquired subsidiary. These adjustments for KCP&L, as well as those related to the acquired assets and liabilities of Great Plains Energy and its other direct subsidiaries, are reflected at consolidated Evergy.
Each of Evergy's, Westar Energy's and KCP&L's consolidated financial statements includes the accounts of their subsidiaries and variable interest entities (VIEs) of which they are the primary beneficiary. Undivided interests in jointly-owned generation facilities are included on a proportionate basis.  Intercompany transactions have been eliminated. The Evergy Companies assess financial performance and allocate resources on a consolidated basis (i.e., operate in one segment).
In preparing financial statements that conform to generally accepted accounting principles (GAAP), management must make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
These unaudited consolidated financial statements have been prepared in accordance with GAAP for the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. Because the unaudited consolidated financial statements and notes do not include all of the information and notes required by GAAP for annual financial statements, the unaudited consolidated financial statements and other information included in this quarterly report should be read in conjunction with the Westar Energy First Quarter 2018 Quarterly Report on Form 10-Q, the Great Plains Energy and KCP&L combined First Quarter 2018 Quarterly Report on Form 10-Q, the Westar Energy 2017 Form 10-K and the Great Plains Energy and KCP&L combined 2017 Form 10-K.
Certain changes in classification and corresponding reclassification of prior period data were made in Evergy's, Westar Energy's and KCP&L's unaudited consolidated balance sheets, statements of income and comprehensive income and unaudited statements of cash flows for comparative purposes. Evergy reflects the classifications of Westar Energy as the accounting acquirer in the merger. These reclassifications did not affect Evergy's, Westar Energy's or KCP&L's net income or Evergy's, Westar Energy's or KCP&L's cash flows from operations, investing or financing.
Most significantly for Westar Energy's consolidated balance sheets as of December 31, 2017 was the reclassification of $50.2 million from accrued employee benefits (currently reported as pension and post-retirement liability) to other long-term liabilities. Most significantly for KCP&L's consolidated balance sheets, current regulatory assets and liabilities have been presented separately from the non-current portions in each respective consolidated balance sheet where recovery or refund is expected within the next 12 months.
The table below summarizes KCP&L's reclassifications related to operating and investing activities for its consolidated statement of cash flows for year to date June 30, 2017.

	Year to Date
	June 30, 2017
	As Filed	Updated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(in millions)
Adjustments to reconcile income to net cash from operating activities:
Amortization of other	$15.7	$—
Amortization of deferred refueling outage	—	9.1
Deferred income taxes, net	20.3	—
Investment tax credit amortization	(0.5)	—
Net deferred income taxes and credits	—	19.8
Payments for asset retirement obligations	—	(8.1)
Other(a)	(13.0)	4.4
Changes in working capital items:
Fuel inventory and supplies	—	4.9
Fuel inventories(a)	9.4	—
Materials and supplies(a)	(4.5)	—
Prepaid expenses and other current assets	—	(8.7)
Accrued interest(a)	(1.6)	—
Other current liabilities	—	(2.9)
Changes in other assets	—	40.6
Changes in other liabilities	—	8.0
Deferred refueling outage costs(a)	8.1	—
Pension and post-retirement benefit obligations(a)	36.8	—
Fuel recovery mechanisms(a)	(3.6)	—
Total reclassifications	$67.1	$67.1
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	$—	$(193.4)
Utility capital expenditures	(181.4)	—
Allowance for borrowed funds used during construction	(2.4)	—
Other investing activities	(10.0)	(0.4)
Total reclassifications	$(193.8)	$(193.8)
(a)Previously reported within Note 3 to the consolidated financial statements of the Great Plains Energy and KCP&L combined Second Quarter 2017 Quarterly Report on Form 10-Q.

Fuel Inventory and Supplies
The Evergy Companies record fuel inventory and supplies at average cost. The balances for fuel inventory and supplies are stated separately in the table below.

	June 30	December 31
	2018	2017
Evergy	(millions)
Fuel inventory	$182.9	$94.1
Supplies	357.0	199.5
Fuel inventory and supplies	$539.9	$293.6
Westar Energy
Fuel inventory	$82.5	$94.1
Supplies	184.5	199.5
Fuel inventory and supplies	$267.0	$293.6
KCP&L(a)
Fuel inventory	$68.8	$71.0
Supplies	128.3	126.0
Fuel inventory and supplies	$197.1	$197.0
(a) KCP&L amounts are not included in consolidated Evergy as of December 31, 2017.
Property, Plant and Equipment
The following tables summarize the property, plant and equipment of Evergy, Westar Energy and KCP&L.

June 30, 2018	Evergy	Westar Energy	KCP&L(a)
	(millions)
Electric plant in service	$27,158.2	$13,181.2	$10,541.0
Electric plant acquisition adjustment	740.6	740.6	—
Accumulated depreciation	(10,055.2)	(4,793.7)	(4,124.6)
Plant in service	17,843.6	9,128.1	6,416.4
Construction work in progress	705.3	417.9	191.7
Nuclear fuel, net	123.5	61.3	62.2
Plant to be retired, net(b)	147.5	6.8	—
Property, plant and equipment, net	$18,819.9	$9,614.1	$6,670.3

December 31, 2017	Evergy	Westar Energy	KCP&L(a)
	(millions)
Electric plant in service	$12,954.3	$12,954.3	$10,213.2
Electric plant acquisition adjustment	739.0	739.0	—
Accumulated depreciation	(4,651.7)	(4,651.7)	(4,070.3)
Plant in service	9,041.6	9,041.6	6,142.9
Construction work in progress	434.9	434.9	350.3
Nuclear fuel, net	71.4	71.4	72.4
Plant to be retired, net(b)	5.9	5.9	—
Property, plant and equipment, net	$9,553.8	$9,553.8	$6,565.6
(a) KCP&L amounts are not included in consolidated Evergy as of December 31, 2017.
(b) As of June 30, 2018, represents the planned retirement of GMO's Sibley No. 3 Unit and Westar Energy analog meters prior to the end of their remaining useful lives. As of December 31, 2017, represents the planned retirement of Westar Energy analog meters prior to the end of their remaining useful lives.

Earnings Per Share
Evergy has participating securities in the form of unvested restricted share units (RSUs) with nonforfeitable rights to dividend equivalents that receive dividends on an equal basis with dividends declared on common stock. As a result, Evergy applies the two-class method of computing basic and diluted earnings per share (EPS).
To compute basic EPS, Evergy divides the earnings allocated to common stock by the weighted average number of common shares outstanding. Diluted EPS includes the effect of issuable common shares resulting from RSUs with forfeitable rights to dividend equivalents, performance shares and restricted stock. Evergy computes the dilutive effects of potential issuances of common shares using the treasury stock method.

The following table reconciles Evergy's basic and diluted EPS.

	Three Months Ended June 30		Year to Date June 30
	2018	2017	2018	2017
Income	(millions, except per share amounts)
Net income	$104.4	$76.0	$167.3	$139.5
Less: net income attributable to noncontrolling interests	2.6	3.9	5.0	7.8
Net income attributable to Evergy, Inc.	101.8	72.1	162.3	131.7
Less: net income allocated to RSUs	0.1	0.2	0.2	0.2
Net income allocated to common stock	$101.7	$71.9	$162.1	$131.5
Common Shares Outstanding
Weighted average equivalent common shares outstanding - basic	180.9	142.5	161.9	142.5
Add: effect of dilutive securities	0.1	0.1	0.1	0.1
Weighted average equivalent common shares outstanding - diluted	181.0	142.6	162.0	142.6
Basic and Diluted EPS	$0.56	$0.50	$1.00	$0.92
There were no anti-dilutive securities excluded from the computation of diluted EPS for the three months ended June 30, 2018 and for the three months ended and year to date June 30, 2017. Anti-dilutive shares excluded from the computation of diluted EPS for year to date June 30, 2018 were 172,431 performance shares.
Dividends Declared
In August 2018, Evergy's Board of Directors (Evergy Board) declared a quarterly dividend of $0.46 per share on Evergy's common stock. The common dividend is payable September 20, 2018, to shareholders of record as of August 29, 2018.
In August 2018, Westar Energy's Board of Directors and KCP&L's Board of Directors declared cash dividends payable to Evergy of $66.0 million and $60.0 million, respectively, payable on September 19, 2018.

Supplemental Cash Flow Information

Year to Date June 30	2018	2017
Evergy	(millions)
Cash paid for (received from):
Interest, net of amounts capitalized	$93.8	$76.0
Interest of VIEs	1.3	1.7
Income taxes, net of refunds	—	(12.7)
Non-cash investing transactions:
Property, plant and equipment additions (reductions)	(37.1)	89.9
Non-cash financing transactions:
Issuance of stock for compensation and reinvested dividends	0.2	4.8
Assets acquired through capital leases	0.1	3.1
Westar Energy
Cash paid for (received from):
Interest, net of amounts capitalized	$77.5	$76.0
Interest of VIEs	1.3	1.7
Income taxes, net of refunds	—	(12.7)
Non-cash investing transactions:
Property, plant and equipment additions (reductions)	(37.2)	89.9
Non-cash financing transactions:
Issuance of stock for compensation and reinvested dividends	—	4.8
Assets acquired through capital leases	0.1	3.1
KCP&L(a)
Cash paid for (received from):
Interest, net of amounts capitalized	$68.3	$66.6
Income taxes, net of refunds	(7.4)	(10.1)
Non-cash investing transactions:
Property, plant and equipment additions	22.2	26.5
(a) KCP&L amounts are included in consolidated Evergy from the date of the closing of the merger, June 4, 2018 through June 30, 2018.
See Note 2 for the non-cash information related to the merger transaction, including the fair value of Great Plains Energy's assets acquired and liabilities assumed and the issuance of Evergy common stock.
New Accounting Standards
Compensation - Retirement Benefits
In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-07, Compensation-Retirement Benefits, which requires an employer to disaggregate the service cost component from the other components of net benefit cost. The service cost component is to be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The non-service cost components are to be reported separately from service costs and outside of a subtotal of income from operations. The amendments in this update allow only the service cost component to be eligible for capitalization as part of utility plant. The non-service cost components that are no longer eligible for capitalization as part of utility plant will be recorded as a regulatory asset. The new guidance is to be applied retrospectively for the presentation of service cost and non-service cost components in the income statement and prospectively for the capitalization of the service cost component and is effective for interim and annual periods beginning after December 15, 2017. The Evergy Companies adopted ASU No. 2017-07 on January 1, 2018, and accordingly have retrospectively adjusted prior periods. The Evergy Companies utilized the practical expedient that allows for the use of amounts disclosed in Note 7 for applying the retrospective presentation to the 2017 consolidated statement of income.

The following table reflects the retrospective adjustments in the line items of the Evergy Companies' consolidated statements of income and comprehensive income associated with the adoption of ASU No. 2017-07.

	Three Months Ended June 30, 2017			Year to Date June 30, 2017
	As Previously Reported(b)	Effect of Change	As Reported	As Previously Reported(b)	Effect of Change	As Reported
Evergy	(millions)
Operating and maintenance expense	$144.7	$(5.1)	$139.6	$285.1	$(10.1)	$275.0
Total operating expenses	454.2	(5.1)	449.1	900.4	(10.1)	890.3
Income from operations	155.1	5.1	160.2	281.5	10.1	291.6
Other expense	(2.6)	(5.1)	(7.7)	(8.0)	(10.1)	(18.1)
Total other income (expense)	(1.0)	(5.1)	(6.1)	(3.7)	(10.1)	(13.8)
Westar Energy
Operating and maintenance expense	$144.7	$(5.1)	$139.6	$285.1	$(10.1)	$275.0
Total operating expenses	454.2	(5.1)	449.1	900.4	(10.1)	890.3
Income from operations	155.1	5.1	160.2	281.5	10.1	291.6
Other expense	(2.6)	(5.1)	(7.7)	(8.0)	(10.1)	(18.1)
Total other income (expense)	(1.0)	(5.1)	(6.1)	(3.7)	(10.1)	(13.8)
KCP&L(a)
Operating and maintenance expense	$126.2	$(12.4)	$113.8	$260.8	$(24.4)	$236.4
Total operating expenses	368.9	(12.4)	356.5	706.6	(24.4)	682.2
Income from operations	113.8	12.4	126.2	172.0	24.4	196.4
Other expense	(2.3)	(12.4)	(14.7)	(4.4)	(24.4)	(28.8)
Total other income (expense)	(0.6)	(12.4)	(13.0)	(0.2)	(24.4)	(24.6)
(a) KCP&L amounts are not included in consolidated Evergy for the three months ended and year to date June 30, 2017.
(b) Certain Evergy, Westar Energy, and KCP&L as previously reported amounts have been adjusted to reflect reclassification adjustments made for comparative purposes as discussed further in Principles of Consolidation above and that have no impact on net income.

Statement of Cash Flows
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Among other clarifications, the guidance requires that cash proceeds received from the settlement of corporate-owned life insurance (COLI) policies be classified as cash inflows from investing activities and that cash payments for premiums on COLI policies may be classified as cash outflows for investing activities, operating activities or a combination of both. Retrospective application is required. The Evergy Companies adopted the guidance effective January 1, 2018, which resulted in retrospective reclassification of cash proceeds of $1.5 million from the settlement of COLI policies from cash inflows from operating activities to cash inflows from investing activities for year to date June 30, 2017, for Evergy and Westar Energy.  In addition, cash payments of $1.9 million for premiums on COLI policies were reclassified from cash outflows used in operating activities to cash outflows used in investing activities for the same period for Evergy and Westar Energy. The adoption of ASU No. 2016-15 did not have a material impact on KCP&L.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires that the statement of cash flows explains the change for the period of restricted cash and restricted cash equivalents along with cash and cash equivalents. The guidance requires a retrospective transition method and is effective for fiscal years beginning after December 15, 2017. The Evergy Companies adopted the guidance effective January 1, 2018. As a result, Evergy and Westar Energy adjusted amounts previously reported for cash and cash equivalents to include restricted cash which resulted in an increase to beginning and ending cash, cash equivalents and restricted cash of $0.1 million for year to date June 30, 2017. The adoption of ASU No. 2016-18 did not have a material impact on KCP&L.

Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires an entity that is a lessee to record a right-of-use asset and a lease liability for lease payments on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and is required to be applied using a modified retrospective approach.  The Evergy Companies plan to adopt the new guidance on January 1, 2019. In 2016, management began evaluating current leases to assess the initial impact on Evergy's consolidated financial results. The Evergy Companies continue to evaluate the guidance and believe application of the guidance will result in an increase to the assets and liabilities on their consolidated balance sheets, with minimal impact to their consolidated statements of income and comprehensive income. The Evergy Companies also continue to monitor unresolved industry issues, including renewables and power purchase agreements, and will analyze the related impact. The standard permits an entity to elect a practical expedient for existing or expired contracts to forgo reassessing leases to determine whether each is in scope of the new standard and to forgo reassessing lease classification. The Evergy Companies expect to elect this practical expedient upon implementation. In July 2018, the FASB issued ASU No. 2018-11, which provides entities an optional transition method to apply ASU No. 2016-02 as of the date of initial application of the standard rather than as of the earliest period presented. The Evergy Companies are evaluating this update and have not yet determined if they will elect to use this optional transition method.
Financial Instruments
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which generally requires equity investments to be measured at fair value with changes in fair value recognized in net income. Under the new standard, equity securities are no longer to be classified as available-for-sale or trading securities. The guidance requires a modified retrospective transition method. This guidance is effective for fiscal years beginning after December 15, 2017; accordingly, the Evergy Companies adopted the new standard on January 1, 2018, without a material impact on their consolidated financial statements.
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In August 2015, the FASB issued ASU No. 2015-14, deferring the effective date of ASU No. 2014-09 one year, from January 1, 2017, to January 1, 2018. The ASU replaced most existing revenue recognition guidance in GAAP when it became effective. The Evergy Companies adopted ASU No. 2014-09 and its related amendments (ASC 606) on January 1, 2018 using the modified retrospective transition method for all contracts not completed as of the date of adoption. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while historical periods have not been adjusted and continue to be reported in accordance with the legacy guidance in ASC 605 - Revenue Recognition.
There was no cumulative effect adjustment to the opening balance of retained earnings in 2018 for the Evergy Companies as a result of the adoption of the new guidance. The impact to both operating revenues and taxes other than income taxes on KCP&L's statements of comprehensive income in 2018 as a result of adopting ASC 606 was a decrease of $19.7 million and $37.6 million for the three months ended and year to date June 30, 2018, respectively. This impact was related to sales taxes and franchise fees collected from KCP&L's Missouri customers, which prior to ASC 606, were recorded gross on KCP&L's statements of comprehensive income. See Note 3 for more information on revenue from contracts with customers.
2. MERGER OF GREAT PLAINS ENERGY AND WESTAR ENERGY
Description of Transaction
On June 4, 2018, Evergy completed the mergers contemplated by the Amended Merger Agreement. As a result of the mergers, Great Plains Energy merged into Evergy, with Evergy surviving the merger and King Energy merged into Westar Energy, with Westar Energy surviving the merger. Following the completion of these mergers, Westar

Energy and the direct subsidiaries of Great Plains Energy, including KCP&L and GMO, became wholly-owned subsidiaries of Evergy.
The merger was structured as a merger of equals in a tax-free exchange of shares that involved no premium paid or received with respect to either Great Plains Energy or Westar Energy. As a result of the closing of the merger transaction, each outstanding share of Great Plains Energy common stock was converted into 0.5981 shares of Evergy common stock and each outstanding share of Westar Energy common stock was converted into 1 share of Evergy common stock.
As provided in the Amended Merger Agreement, substantially all of Westar Energy's outstanding equity compensation awards vested and were converted into a right to receive Evergy common stock and all of Great Plains Energy's outstanding equity compensation awards were converted into equivalent Evergy awards subject to the same terms and conditions at the Great Plains Energy merger exchange ratio of 0.5981.
Merger Related Regulatory Matters
KCC
In May 2018, the State Corporation Commission of the State of Kansas (KCC) approved Great Plains Energy's, KCP&L's and Westar Energy's joint application for approval of the merger, including a settlement agreement that had been reached between Great Plains Energy, KCP&L, Westar Energy, KCC staff and certain other intervenors in the case. Through the joint application and settlement agreement, Great Plains Energy, KCP&L and Westar Energy agreed to the conditions and obligations listed below, in addition to other organizational, financing, customer service and social responsibility commitments.

•
Provide a total of $30.6 million of one-time bill credits to Kansas electric retail customers as soon as practicable following the close of the merger and the completion of Westar Energy's and KCP&L's current rate cases in Kansas. Of this total, $23.1 million of the credits will be provided to Westar Energy customers with the remaining $7.5 million of credits to be provided to KCP&L Kansas customers.

•
Provide a total of approximately $46 million in additional bill credits consisting of $11.5 million in annual bill credits to Kansas electric retail customers from 2019 through 2022. Of the annual amount, $8.7 million of the credits will be provided to Westar Energy customers with the remaining $2.8 million of credits to be provided to KCP&L Kansas customers.

•
Provide for the inclusion of a total of $30.0 million of merger-related savings in Westar Energy's and KCP&L's current rate cases in Kansas. Of this total, $22.5 million of the savings are attributable to Westar Energy with the remaining $7.5 million of savings attributable to KCP&L's Kansas jurisdiction.

•
A five year base rate moratorium for Westar Energy and KCP&L in Kansas that will commence following the conclusion of KCP&L's current Kansas rate case, expected in December 2018. The moratorium is subject to certain conditions and does not include Westar Energy's or KCP&L's fuel recovery mechanisms and certain other cost recovery mechanisms in Kansas.

•
Participate in an Earnings Review and Sharing Plan (ERSP) for the years 2019 through 2022, which may result in Westar Energy and/or KCP&L being subject to refunding 50% of earned return on equity in excess of authorized return on equity to their Kansas customers.

•
Maintain charitable contributions and community involvement in the Kansas service territories of Westar Energy and KCP&L at levels equal to or greater than their respective 2015 levels for 5 years following the closing of the merger.

•	Commit that Westar Energy's and KCP&L's retail electric base rates will not increase as a result of the merger.

•
Recover a total of $30.9 million of merger transition costs consisting of $23.2 million for Westar Energy and $7.7 million for KCP&L's Kansas jurisdiction. Westar Energy and KCP&L have recorded these amounts as regulatory assets and the settlement agreement stipulates that they will be recovered over a ten year period.

MPSC
In May 2018, the Public Service Commission of the State of Missouri (MPSC) approved Great Plains Energy's, KCP&L's, GMO's and Westar Energy's joint application for approval of the merger, including two stipulations and agreements between these companies, MPSC staff and certain other intervenors in the case. Through the joint application and stipulations and agreements, Great Plains Energy, KCP&L, GMO and Westar Energy agreed to the conditions and obligations listed below, in addition to other organizational, financing, customer service and social responsibility commitments.

•
Provide a total of $29.1 million of one-time bill credits to Missouri electric retail customers within 120 days following the close of the merger. Of this total, $14.9 million of the credits will be provided to KCP&L Missouri customers with the remaining $14.2 million of credits to be provided to GMO customers.

•	Commit that KCP&L's and GMO's retail electric base rates will not increase as a result of the merger.

•
Maintain charitable contributions and community involvement in the Missouri service territories of KCP&L and GMO at levels equal to or greater than their respective 2015 levels for 5 years following the closing of the merger.

•	Provide a total of $3.0 million of support over 10 years to community agencies to promote low-income weatherization efforts.

•
Support the recovery of a total of $16.9 million of merger transition costs in KCP&L's and GMO's current rate cases, consisting of $9.7 million for KCP&L's Missouri jurisdiction and $7.2 million for GMO. KCP&L and GMO have recorded these amounts as regulatory assets and it is expected that they will be recovered over a ten year period.

Accounting Charges and Deferrals Related to the Merger
The following pre-tax reductions of revenue, expenses and deferral were recognized in June 2018 following the consummation of the merger and are included in the Evergy Companies' consolidated statements of income and comprehensive income for the three months ended and year to date June 30, 2018.

Description	Income Statement Line Item	Expected Payment Period	Evergy	Westar Energy	KCP&L
			(millions)
One-time bill credits	Operating revenues	2018 - 2019	$(59.7)	$(23.1)	$(22.4)
Annual bill credits	Operating revenues	2019 - 2022	(4.8)	(3.6)	(1.2)
Total impact to operating revenues			$(64.5)	$(26.7)	$(23.6)

Charitable contributions and community support	Operating and maintenance	2018 - 2027	$24.7	$—	$—
Voluntary severance and accelerated equity compensation	Operating and maintenance	2018	39.9	39.9	—
Other transaction and transition costs	Operating and maintenance	2018	40.7	19.0	0.6
Reallocation and deferral of merger transition costs	Operating and maintenance	n/a	(47.8)	(13.8)	(23.2)
Total impact to operating and maintenance expense			$57.5	$45.1	$(22.6)
Total			$(122.0)	$(71.8)	$(1.0)
Reductions of revenue and expenses related to customer bill credits, charitable contributions and community support were incurred as a result of conditions in the MPSC and KCC merger orders and were recorded as liabilities in the amounts presented above in June 2018 upon the consummation of the merger. Voluntary severance and accelerated equity compensation represent costs related to payments for voluntary severance and change in control plans, as well as the recording of unrecognized equity compensation costs and the incremental fair value associated with the vesting of outstanding Westar Energy equity compensation awards. Other transaction and transition costs include merger success fees and fees for other outside services incurred. Reallocation and deferral of merger transition costs represents the net reallocation of incurred merger transition costs between Evergy, Westar Energy, KCP&L and GMO and the subsequent deferral of these transition costs to a regulatory asset for future recovery in accordance with the KCC and MPSC merger orders.
Purchase Price
Based on an evaluation of the provisions of ASC 805, Business Combinations, Westar Energy was determined to be the accounting acquirer in the merger. Pursuant to the Amended Merger Agreement, Great Plains Energy's common stock shares were exchanged for Evergy common stock shares at the fixed exchange rate of 0.5981. The total consideration transferred in the merger is based on the closing stock price of Westar Energy on June 4, 2018 and is calculated as follows.

(millions, except share amounts)
Great Plains Energy common stock shares outstanding as of June 4, 2018	215,800,074
Great Plains Energy restricted stock awards outstanding as of June 4, 2018	(204,825)
Great Plains Energy shares to be converted to Evergy shares	215,595,249
Exchange ratio	0.5981
Evergy common stock shares issued to Great Plains Energy shareholders	128,947,518
Closing price of Westar Energy common stock as of June 4, 2018	$54.00
Fair value of Evergy shares issued to Great Plains Energy shareholders	$6,963.2
Fair value of Great Plains Energy's equity compensation awards	12.5
Total purchase price	$6,975.7

Great Plains Energy's equity compensation awards, including performance shares and restricted stock, were replaced by equivalent Evergy equity compensation awards subject to substantially the same terms and conditions upon the closing of the merger. In accordance with the accounting guidance in ASC 805, a portion of the fair value of these awards is attributable to the purchase price as it represents consideration transferred in the merger.
Purchase Price Allocation
The fair value of Great Plains Energy's assets acquired and liabilities assumed as of June 4, 2018 was determined based on significant estimates and assumptions that are judgmental in nature. Third-party valuation specialists were engaged to assist in the valuation of these assets and liabilities. The fair values of Great Plains Energy's assets acquired and liabilities assumed utilized for the purchase price allocation are preliminary to the extent that additional information is obtained about facts and circumstances that existed as of the acquisition date.
The significant assets and liabilities for which preliminary valuation amounts are reflected as of the filing of this combined Form 10-Q include the fair value of acquired long-term debt, asset retirement obligations, pension and post-retirement plans, accumulated deferred income tax liabilities and certain other long-term assets and liabilities.
The majority of Great Plains Energy's operations are subject to the rate-setting authority of the MPSC, KCC and The Federal Energy Regulatory Commission (FERC) and are accounted for pursuant to GAAP, including the accounting guidance for regulated operations. The rate-setting and cost recovery provisions for Great Plains Energy's regulated operations provide revenue derived from costs including a return on investment of assets and liabilities included in rate base. Except for the significant assets and liabilities for which valuation adjustments were made as discussed above, the fair values of Great Plains Energy's tangible and intangible assets and liabilities subject to these rate-setting provisions approximate their carrying values and the assets and liabilities do not reflect any adjustments to these amounts other than for amounts not included in rate base. The difference between the fair value and pre-merger carrying amounts for Great Plains Energy's long-term debt, asset retirement obligations and pension and post-retirement plans that were related to regulated operations were recorded as a regulatory asset or liability. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was recognized as goodwill as of the merger date.

The preliminary purchase price allocation to Great Plains Energy's assets and liabilities as of June 4, 2018 is detailed in the following table.

(millions)
Current assets	$2,151.7
Property, plant and equipment, net	9,179.7
Goodwill	2,333.7
Other long-term assets, excluding goodwill	1,235.9
Total assets	$14,901.0
Current liabilities	1,673.9
Long-term liabilities, excluding long-term debt	2,892.8
Long-term debt, net	3,358.6
Total liabilities	$7,925.3
Total purchase price	$6,975.7
Impact of Merger
The impact of Great Plains Energy's subsidiaries on Evergy's revenues and net income attributable to Evergy in the consolidated statements of income for the three months and year to date June 30, 2018, was an increase of $242.6 million and $60.2 million, respectively.
Evergy has incurred total merger-related costs, including reductions of revenue for customer bill credits, of $123.3 million and $124.0 million for the three months ended and year to date June 30, 2018, respectively, and $0.5 million and $1.0 million for the three months ended and year to date June 30, 2017, respectively.
Pro Forma Financial Information
The following unaudited pro forma financial information reflects the consolidated results of operations of Evergy as if the merger transactions had taken place on January 1, 2017. The unaudited pro forma information was calculated after applying Evergy's accounting policies and adjusting Great Plains Energy's results to reflect purchase accounting adjustments.
The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved or the future consolidated results of operations of Evergy.

	Three Months Ended June 30		Year to Date June 30
	2018	2017	2018	2017
	(millions, except per share amounts)
Operating revenues	$1,365.9	$1,291.9	$2,552.3	$2,435.2
Net income attributable to Evergy, Inc.	243.7	160.7	335.6	246.6
Basic earnings per common share	$0.90	$0.59	$1.24	$0.91
Diluted earnings per common share	$0.90	$0.59	$1.23	$0.91
Evergy, Westar Energy and Great Plains Energy incurred non-recurring costs directly related to the merger that have been excluded in the pro forma earnings presented above. After-tax non-recurring merger-related costs incurred by Evergy, Westar Energy and Great Plains Energy were $68.5 million and $69.2 million for the three months ended and year to date June 30, 2018, respectively, and $1.0 million and $3.3 million for the three months ended and year to date June 30, 2017, respectively.

3. REVENUE
Evergy's, Westar Energy's and KCP&L's revenues disaggregated by customer class are summarized in the following tables.

Three Months Ended June 30, 2018	Evergy	Westar Energy	KCP&L(a)
Revenues	(millions)
Residential	$342.0	$221.1	$187.0
Commercial	259.1	170.0	196.3
Industrial	108.6	91.8	34.1
Other retail	6.4	5.7	2.3
Total electric retail	$716.1	$488.6	$419.7
Wholesale	89.7	87.1	5.5
Transmission	75.1	72.2	3.9
Industrial steam and other	2.2	1.3	2.3
Total revenue from contracts with customers	$883.1	$649.2	$431.4
Other	10.3	1.7	20.8
Operating revenues	$893.4	$650.9	$452.2

Year to Date June 30, 2018	Evergy	Westar Energy	KCP&L(a)
Revenues	(millions)
Residential	$522.3	$401.4	$341.9
Commercial	414.5	325.4	378.1
Industrial	202.1	185.3	66.3
Other retail	10.6	9.9	5.0
Total electric retail	$1,149.5	$922.0	$791.3
Wholesale	183.9	181.3	8.6
Transmission	147.0	144.1	7.2
Industrial steam and other	4.0	3.1	2.3
Total revenue from contracts with customers	$1,484.4	$1,250.5	$809.4
Other	9.2	0.6	39.9
Operating revenues	$1,493.6	$1,251.1	$849.3
(a) KCP&L amounts are included in consolidated Evergy from the date of the closing of the merger, June 4, 2018 through June 30, 2018.

Retail Revenues
The Evergy Companies' retail revenues are generated by the regulated sale of electricity to their residential, commercial and industrial customers within their franchised service territories. The Evergy Companies recognize revenue on the sale of electricity to their customers over time as the service is provided in the amount they have a right to invoice. Retail customers are billed on a monthly basis at the tariff rates approved by the KCC and MPSC based on customer kWh usage.
Revenues recorded include electric services provided but not yet billed by the Evergy Companies. Unbilled revenues are recorded for kWh usage in the period following the customers' billing cycle to the end of the month. This estimate is based on net system kWh usage less actual billed kWhs. The Evergy Companies' estimated unbilled kWhs are allocated and priced by regulatory jurisdiction across the rate classes based on actual billing rates.
The Evergy Companies also collect sales taxes and franchise fees from customers concurrent with revenue-producing activities that are levied by state and local governments. These items are excluded from revenue, and thus not reflected on the statements of income and comprehensive income, for Evergy, Westar Energy and KCP&L.

Prior to the adoption of ASC 606, KCP&L recorded sales taxes and franchise fees collected from its Missouri customers gross on KCP&L's statements of comprehensive income.
Wholesale Revenues
The Evergy Companies' wholesale revenues are generated by the sale of wholesale power and capacity in circumstances when the power that the Evergy Companies generate is not required for customers in their service territory. These sales primarily occur within the SPP Integrated Marketplace. The Evergy Companies also purchase power from the SPP Integrated Marketplace and record sale and purchase activity on a net basis in wholesale revenue or fuel and purchased power expense. In addition, the Evergy Companies sell wholesale power and capacity through bilateral contracts to other counterparties, such as electric cooperatives, municipalities and other electric utilities.
For both wholesale sales to the SPP Integrated Marketplace and through bilateral contracts, the Evergy Companies recognize revenue on the sale of wholesale electricity to their customers over time as the service is provided in the amount they have a right to invoice.
With regards to the SPP Integrated Marketplace, wholesale sales are billed weekly based on the fixed transaction price determined by the market at the time of the sale and the MWh quantity purchased. With regards to bilateral contracts, wholesale sales are billed monthly based on the contractually determined transaction price and the kWh quantity purchased.
Transmission Revenues
The Evergy Companies' transmission revenues are generated by the use of their transmission networks by the SPP, which the Evergy Companies allow the SPP to access and operate on their behalf and the behalf of other SPP participants. As new transmission lines are constructed, they are included in the transmission network available to the SPP. In exchange for providing access, the SPP pays the Evergy Companies consideration determined by formula rates approved by FERC, which include the cost to construct and maintain the transmission lines and a return on investment. The price for access to the Evergy Companies' transmission networks are updated annually based on projected costs. Projections are updated to actual costs and the difference is included in subsequent year's prices.
The Evergy Companies have different treatment for their legacy transmission facilities within the SPP, which results in different levels of transmission revenue being received from the SPP. Westar Energy's transmission revenues from SPP include amounts that Westar Energy pays to the SPP on behalf of its retail electric customers for the use of Westar Energy's legacy transmission facilities. These transmission revenues are mostly offset by SPP network transmission cost expense that Westar Energy pays on behalf of its retail customers. KCP&L and GMO do not pay the SPP for their retail customers’ use of the KCP&L and GMO legacy transmission facilities and correspondingly, their transmission revenues also do not reflect the associated transmission revenue from the SPP.
The Evergy Companies recognize revenue on the sale of transmission service to their customers over time as the service is provided in the amount they have a right to invoice. Transmission service to the SPP is billed monthly based on a fixed transaction price determined by FERC formula transmission rates along with other SPP-specific charges and the MW quantity purchased.
Industrial Steam and Other Revenues
Evergy's industrial steam and other revenues are primarily generated by the regulated sale of industrial steam to GMO's steam customers. Evergy recognizes revenue on the sale of industrial steam to its customers over time as the service is provided in the amount that it has the right to invoice. Steam customers are billed on a monthly basis at the tariff rate approved by the MPSC based on customer MMBtu usage.
Optional Exemption
Evergy, Westar Energy and KCP&L do not disclose the value of unsatisfied performance obligations on certain bilateral wholesale contracts with an original expected duration of greater than one year for which they recognize revenue in the amount they have the right to invoice.

4. RECEIVABLES
The Evergy Companies' receivables are detailed in the following table.

	June 30	December 31
	2018	2017
Evergy	(millions)
Customer accounts receivable - billed	$194.3	$165.4
Customer accounts receivable - unbilled	240.5	76.6
Other receivables	67.7	55.4
Allowance for doubtful accounts	(13.8)	(6.7)
Total	$488.7	$290.7
Westar Energy
Customer accounts receivable - billed	$173.7	$165.4
Customer accounts receivable - unbilled	95.8	76.6
Other receivables	42.3	55.4
Allowance for doubtful accounts	(6.2)	(6.7)
Total	$305.6	$290.7
KCP&L (a)
Customer accounts receivable - billed	$15.0	$1.6
Customer accounts receivable - unbilled	95.5	67.6
Other receivables	18.0	39.3
Allowance for doubtful accounts	(4.0)	(2.2)
Total	$124.5	$106.3
(a) KCP&L amounts are not included in consolidated Evergy as of December 31, 2017.

Evergy's, Westar Energy's and KCP&L's other receivables at June 30, 2018 and December 31, 2017 consisted primarily of receivables from partners in jointly-owned electric utility plants and wholesale sales receivables. As of June 30, 2018, other receivables for Evergy, Westar Energy and KCP&L included receivables from contracts with customers of $41.4 million, $36.6 million and $1.4 million, respectively.
The Evergy Companies' recorded bad debt expense related to contracts with customers as summarized in the following table.

	Three Months Ended June 30		Year to Date June 30
	2018	2017	2018	2017
	(millions)
Evergy	$2.1	$0.2	$6.1	$3.4
Westar Energy	1.1	0.2	5.1	3.4
KCP&L (a)	1.9	1.7	3.6	3.2
(a) KCP&L amounts are included in consolidated Evergy from the date of the closing of the merger, June 4, 2018 through June 30, 2018.
Sale of Accounts Receivable – KCP&L and GMO
KCP&L and GMO sell all of their retail electric accounts receivable to their wholly-owned subsidiaries, KCP&L Receivables Company and GMO Receivables Company, respectively, which in turn sell an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor. Each of KCP&L Receivables Company's and GMO Receivables Company's sale of the undivided percentage ownership interest in accounts receivable to Victory Receivables Corporation is accounted for as a secured borrowing with accounts receivable pledged as collateral and a corresponding short-term collateralized note payable recognized on the balance sheets.  At June 30, 2018, Evergy's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $195.0 million. At June 30, 2018 and December 31, 2017, KCP&L's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $130.0 million. KCP&L's agreement expires in September 2018 and allows for $130.0 million in aggregate outstanding principal amount of borrowings at any time. GMO's agreement expires in September 2018 and allows for $50.0 million in aggregate outstanding principal amount of borrowings from mid-November through mid-June and then $65.0 million from mid-June through mid-November.
5. RATE MATTERS AND REGULATION
KCC Proceedings
Westar Energy 2018 Transmission Delivery Charge
In March 2018, the KCC issued an order adjusting Westar Energy's retail prices to include updated transmission costs as reflected in the FERC transmission formula rate (TFR). The new prices were effective in April 2018 and are expected to increase Westar Energy's annual retail revenues by $31.5 million.
Westar Energy 2018 Rate Case Proceedings
In February 2018, Westar Energy filed an application with the KCC to request a two-step change in rates, a decrease to retail revenues of approximately $2 million in September 2018 followed by an increase in retail revenues of approximately $54 million in February 2019, with a return on equity of 9.85% and a rate-making equity ratio of 51.6%. The request reflects costs associated with the completion of the Western Plains Wind Farm, the expiration of wholesale contracts currently reflected in retail prices as offsets to retail cost of service, the expiration of the 10-year period for production tax credits from prior wind investments and an updated depreciation study, partially offset by the impact of the Tax Cuts and Jobs Act and a portion of the savings from the merger with Great Plains Energy.
In June 2018, Westar Energy, the KCC staff and several other intervenors in the case reached a non-unanimous stipulation and agreement to settle all outstanding issues in the case. The stipulation and agreement provides for a decrease to retail revenues of approximately $66 million, before rebasing property tax expense, with a return on equity of 9.3%, a rate-making equity ratio of 51.46% and does not include a second step revenue requirement change as included in Westar Energy's initial application. The stipulation and agreement also provides for an approximately $16 million increase associated with rebasing property tax expense, an approximately $46 million increase in depreciation expense, allows for the recovery of an approximately $41 million wholesale contract that expires in 2019 through Westar Energy's fuel recovery mechanism and reflects customer benefits related to the impacts of the Tax Cuts and Jobs Act, including a one-time bill credit of approximately $50 million to be provided to customers following the conclusion of the rate case.
The non-unanimous stipulation and agreement is subject to the approval of the KCC. An evidentiary hearing in the case occurred in July 2018 and new rates are expected to go into effect in September 2018.
KCP&L 2018 Rate Case Proceedings
In May 2018, KCP&L filed an application with the KCC to request an increase to its retail revenues of $26.2 million before rebasing property tax expense, with a return on equity of 9.85% and a rate-making equity ratio of 49.8%. The request reflects the impact of the Tax Cuts and Jobs Act and increases in infrastructure investment costs. KCP&L also requested an additional $6.7 million increase associated with rebasing property tax expense.
As part of the merger settlement agreement reached among Westar Energy, Great Plains Energy, KCP&L, KCC staff and several other intervenors discussed further in Note 2, certain parties agreed to accept specific merger-contingent conditions or take particular positions in the rate case. Among these conditions, KCP&L agreed to accept a 9.3% return on equity and a limited amount of merger-related savings and transition costs included in its rate request. If KCC approves KCP&L's rate request with these merger-related conditions, KCP&L estimates that its increase in retail revenues will be approximately $16 million, compared with the $26.2 million increase originally requested.

Testimony from the KCC staff and other parties regarding the case is expected in October 2018, with an evidentiary hearing to occur later in October 2018 and new rates expected to go into effect in December 2018.

MPSC Proceedings
KCP&L 2018 Rate Case Proceedings
In January 2018, KCP&L filed an application with the MPSC to request an increase to its retail revenues of $8.9 million before rebasing fuel and purchased power expense, with a return on equity of 9.85% and a rate-making equity ratio of 50.03%. The request reflects the impact of the Tax Cuts and Jobs Act and increases in infrastructure investment costs, transmission related costs and property tax costs. KCP&L also requested an additional $7.5 million increase associated with rebasing fuel and purchased power expense.
Testimony from MPSC staff and other parties regarding the case was filed in June 2018. The MPSC staff’s testimony recommended a return on equity range from 9.0% to 10.0% and a decrease to retail revenues of $19.1 million. The outcome of the KCP&L Missouri rate case will likely be different from either of the positions of KCP&L or MPSC staff, though the decision of the MPSC cannot be predicted.
An evidentiary hearing in the case is expected to occur in September 2018 with new rates expected to go into effect in December 2018.
GMO 2018 Rate Case Proceedings
In January 2018, GMO filed an application with the MPSC to request a decrease to its retail revenues of $2.4 million before rebasing fuel and purchased power expense, with a return on equity of 9.85% and a rate-making equity ratio of 54.4%. The request reflects the impact of the Tax Cuts and Jobs Act and increases in infrastructure investment costs and transmission related costs. GMO also requested a $21.7 million increase associated with rebasing fuel and purchased power expense.
Testimony from MPSC staff and other parties regarding the case was filed in June 2018. The MPSC staff’s testimony recommended a return on equity range from 9.0% to 10.0% and a decrease to retail revenues of $34.8 million. The outcome of the GMO rate case will likely be different from either of the positions of GMO or MPSC staff, though the decision of the MPSC cannot be predicted.
An evidentiary hearing in the case is expected to occur in September 2018 with new rates expected to go into effect in December 2018.
FERC Proceedings
Westar Energy's TFR, effective in January 2018, includes projected 2018 transmission capital expenditures and operating costs and was expected to increase annual transmission revenues by $25.5 million. Due to the passage of the Tax Cuts and Jobs Act, Westar Energy requested permission from FERC to retroactively reflect the reduction in the federal corporate income tax rate in its 2018 prices. In April 2018, FERC granted the request and Westar Energy has recorded a regulatory liability as of June 30, 2018 of $7.8 million. This updated rate will provide the basis for a new request with the KCC to retroactively adjust Westar Energy's retail prices to include updated transmission costs. It is estimated the revised TFR will increase 2018 revenues by $2.3 million when compared to 2017.
6. ASSET RETIREMENT OBLIGATIONS
Asset Retirement Obligations (AROs) associated with tangible long-lived assets are legal obligations that exist under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel. These liabilities are recognized at estimated fair value as incurred with a corresponding amount capitalized as part of the cost of the related long-lived assets and depreciated over their useful lives. Accretion of the liabilities due to the passage of time is recorded to a regulatory asset and/or liability. Changes in the estimated fair values of the liabilities are recognized when known. Evergy, Westar Energy and KCP&L record the current portion of AROs within other current liabilities on their consolidated balance sheets.
Westar Energy, KCP&L and GMO have AROs related to asbestos abatement and the closure and post-closure care of ponds and landfills containing coal combustion residuals (CCRs). In addition, Westar Energy and KCP&L have AROs related to decommissioning Wolf Creek Generating Station (Wolf Creek) and the retirement of wind generation facilities.

Certain of the Evergy Companies' generating stations or other facilities may contain asbestos due to the age of the facilities, but no confirmation or measurement of the amount of asbestos could be determined as of June 30, 2018. Due to the inability to reasonably estimate the quantities or the amount of disturbance that will be necessary during dismantlement at the end of the life of a plant or facility, the fair value of this ARO cannot be reasonably estimated at this time. Management will continue to monitor the obligation and will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value.
The following table summarizes the change in the Evergy Companies' AROs for the periods ending June 30, 2018 and December 31, 2017.

	Evergy		Westar Energy		KCP&L(a)
	2018	2017	2018	2017	2018	2017
	(millions)
Beginning balance, January 1	$405.1	$324.0	$405.1	$324.0	$266.3	$278.0
Liabilities assumed upon merger with Great Plains Energy	412.2	—	—	—	—	—
Liabilities incurred during the year	7.4	13.5	7.4	13.5	—	—
Revision in timing and/or estimates	(127.0)	66.8	(127.0)	66.8	—	0.3
Settlements	(8.2)	(16.0)	(7.2)	(16.0)	(6.3)	(25.5)
Accretion	10.8	16.8	9.5	16.8	6.7	13.5
Ending balance	$700.3	$405.1	$287.8	$405.1	$266.7	$266.3
Less: current portion	(72.4)	(25.1)	(25.1)	(25.1)	(43.2)	(34.9)
Total noncurrent asset retirement obligation	$627.9	$380.0	$262.7	$380.0	$223.5	$231.4
(a) KCP&L amounts are only included in consolidated Evergy from the date of the closing of the merger, June 4, 2018 through June 30, 2018.
See Note 2 for more information regarding KCP&L's and GMO's ARO liabilities that Evergy assumed as a result of the merger.
In June 2018, Evergy and Westar Energy recorded a $127.0 million revision in estimate primarily related to Westar Energy's ARO to decommission its 47% ownership share of Wolf Creek.
7. PENSION PLANS AND OTHER EMPLOYEE BENEFITS
Evergy and certain of its subsidiaries maintain, and Westar Energy and KCP&L participate in, qualified non-contributory defined benefit pension plans covering the majority of Westar Energy's and KCP&L's employees as well as certain non-qualified plans covering certain active and retired officers. Evergy is also responsible for its 94% share of Wolf Creek Nuclear Operating Corporation (WCNOC) defined benefit plans, consisting of Westar Energy's and KCP&L's respective 47% shares.
For the majority of employees, pension benefits under these plans reflect the employees' compensation, years of service and age at retirement. However, for the plan covering Westar Energy's employees, the benefits for non-union employees hired between 2002 and the second quarter of 2018 and union employees hired beginning in 2012 are derived from a cash balance account formula. For the plans covering KCP&L's employees, the benefits for union employees hired beginning in 2014 are derived from a cash balance account formula and the plans were closed to future non-union employees in 2014.
Evergy and its subsidiaries also provide certain post-retirement health care and life insurance benefits for substantially all retired employees of Westar Energy and KCP&L and their respective shares of WCNOC's post-retirement benefit plans.
The Evergy Companies record pension and post-retirement expense in accordance with rate orders from the KCC and MPSC that allow the difference between pension and post-retirement costs under GAAP and costs for ratemaking to be recognized as a regulatory asset or liability.  This difference between financial and regulatory accounting methods is due to timing and will be eliminated over the life of the plans.
The following tables provide the components of net periodic benefit costs prior to the effects of capitalization and sharing with joint owners of power plants.

	Pension Benefits			Post-Retirement Benefits
Three Months Ended June 30, 2018	Evergy	Westar Energy	KCP&L(a)	Evergy	Westar Energy	KCP&L(a)
Components of net periodic benefit costs	(millions)
Service cost	$12.2	$8.1	$9.1	$0.5	$0.3	$0.4
Interest cost	17.2	12.7	9.4	1.7	1.3	0.8
Expected return on plan assets	(18.3)	(14.0)	(10.6)	(2.0)	(1.7)	(0.5)
Amortization of unrecognized:
Prior service cost	0.1	0.1	0.1	0.1	0.1	—
Recognized net actuarial (gain)/loss	8.1	8.1	8.4	(0.2)	(0.2)	—
Net periodic benefit costs before regulatory adjustment	19.3	15.0	16.4	0.1	(0.2)	0.7
Regulatory adjustment	3.0	2.8	0.7	(0.5)	(0.5)	(0.2)
Net periodic benefit costs	$22.3	$17.8	$17.1	$(0.4)	$(0.7)	$0.5
(a) KCP&L amounts are included in consolidated Evergy from the date of the closing of the merger, June 4, 2018 through June 30, 2018.

	Pension Benefits			Post-Retirement Benefits
Year to Date June 30, 2018	Evergy	Westar Energy	KCP&L(a)	Evergy	Westar Energy	KCP&L(a)
Components of net periodic benefit costs	(millions)
Service cost	$20.2	$16.1	$18.3	$0.8	$0.6	$0.7
Interest cost	29.9	25.4	18.9	2.9	2.5	1.7
Expected return on plan assets	(32.3)	(28.0)	(21.1)	(3.7)	(3.4)	(1.0)
Amortization of unrecognized:
Prior service cost	0.3	0.3	0.2	0.2	0.2	—
Recognized net actuarial (gain)/loss	16.3	16.3	16.7	(0.3)	(0.3)	(0.1)
Net periodic benefit costs before regulatory adjustment	34.4	30.1	33.0	(0.1)	(0.4)	1.3
Regulatory adjustment	5.8	5.6	1.4	(0.9)	(0.9)	(0.3)
Net periodic benefit costs	$40.2	$35.7	$34.4	$(1.0)	$(1.3)	$1.0
(a) KCP&L amounts are included in consolidated Evergy from the date of the closing of the merger, June 4, 2018 through June 30, 2018.

	Pension Benefits			Post-Retirement Benefits
Three Months Ended June 30, 2017	Evergy	Westar Energy	KCP&L(a)	Evergy	Westar Energy	KCP&L(a)
Components of net periodic benefit costs	(millions)
Service cost	$7.2	$7.2	$8.1	$0.3	$0.3	$0.4
Interest cost	13.1	13.1	9.8	1.4	1.4	1.0
Expected return on plan assets	(13.4)	(13.4)	(9.5)	(1.7)	(1.7)	(0.4)
Amortization of unrecognized:
Prior service cost	0.2	0.2	0.1	0.1	0.1	—
Recognized net actuarial (gain)/loss	6.7	6.7	8.9	(0.2)	(0.2)	(0.1)
Net periodic benefit costs before regulatory adjustment	13.8	13.8	17.4	(0.1)	(0.1)	0.9
Regulatory adjustment	3.5	3.5	2.2	(0.5)	(0.5)	0.4
Net periodic benefit costs	$17.3	$17.3	$19.6	$(0.6)	$(0.6)	$1.3
(a) KCP&L amounts are not included in consolidated Evergy for the three months ended and year to date June 30, 2017.

	Pension Benefits			Post-Retirement Benefits
Year to Date June 30, 2017	Evergy	Westar Energy	KCP&L(a)	Evergy	Westar Energy	KCP&L(a)
Components of net periodic benefit costs	(millions)
Service cost	$14.3	$14.3	$16.3	$0.6	$0.6	$0.7
Interest cost	26.2	26.2	19.6	2.8	2.8	1.9
Expected return on plan assets	(26.8)	(26.8)	(19.1)	(3.4)	(3.4)	(0.9)
Amortization of unrecognized:
Prior service cost	0.4	0.4	0.2	0.2	0.2	—
Recognized net actuarial (gain)/loss	13.5	13.5	17.8	(0.4)	(0.4)	(0.2)
Net periodic benefit costs before regulatory adjustment	27.6	27.6	34.8	(0.2)	(0.2)	1.5
Regulatory adjustment	7.0	7.0	4.1	(1.0)	(1.0)	1.0
Net periodic benefit costs	$34.6	$34.6	$38.9	$(1.2)	$(1.2)	$2.5
(a) KCP&L amounts are not included in consolidated Evergy for the three months ended and year to date June 30, 2017.
The components of net periodic benefit costs other than the service cost component are included in other expense on the Evergy Companies' consolidated statements of income and comprehensive income.
Year to date June 30, 2018, Evergy and Westar Energy made pension contributions of $25.0 million and KCP&L made pension contributions of $13.7 million. Evergy expects to make additional pension contributions of $88.8 million in 2018 to satisfy the Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and KCC and MPSC rate orders, of which $17.4 million is expected to be paid by Westar Energy and $71.4 million is expected to be paid by KCP&L. Also in 2018, Evergy and KCP&L expect to make contributions of $4.6 million to the post-retirement benefit plans.
8. EQUITY COMPENSATION
Upon the consummation of the merger, Evergy assumed both Westar Energy's Long-Term Incentive and Share Award plan (LTISA) and Great Plains Energy's Amended Long-Term Incentive Plan, which was renamed the Evergy, Inc. Long-Term Incentive Plan. All outstanding share-based payment awards under Westar Energy's LTISA vested at the closing of the merger transaction and were converted into a right to receive Evergy common stock with the exception of certain restricted share units (RSU) issued prior to the closing of the merger to certain officers and employees of Westar Energy. The vesting of these shares resulted in the recognition of $14.6 million of compensation expense in Evergy's and Westar Energy's consolidated statements of income for the three months ended and year to date June 30, 2018.

All of Great Plains Energy's outstanding performance shares, restricted stock, restricted share units and director deferred share units under Great Plains Energy's Amended Long-Term Incentive Plan were converted into equivalent Evergy performance shares, restricted stock, restricted share units and director deferred share units at Great Plains Energy's merger exchange ratio of 0.5981. The estimated fair value of these converted awards that was allocated to the purchase price was $12.5 million, after-tax. See Note 2 for more information regarding the merger.
The following table summarizes the Evergy Companies' equity compensation expense and the associated income tax benefit.

	Three Months Ended June 30		Year to Date June 30

	2018	2017	2018	2017
Evergy	(millions)
Equity compensation expense	$19.3	$2.1	$21.7	$4.6
Income tax benefit	2.9	0.8	3.4	1.8
Westar Energy
Equity compensation expense	$18.2	$2.1	$20.6	$4.6
Income tax benefit	2.6	0.8	3.1	1.8
KCP&L(a)
Equity compensation expense	$2.0	$0.9	$3.2	$1.7
Income tax benefit	0.4	0.4	0.6	0.8
(a) KCP&L amounts are only included in consolidated Evergy from the date of the closing of the merger, June 4, 2018 through June 30, 2018.
Performance Shares
The vesting of performance shares is contingent upon achievement of specific performance goals over a stated period of time as approved by the Compensation and Leadership Development Committee of Evergy's Board of Directors. The number of performance shares ultimately vested can vary from the number of shares initially granted depending on either Great Plains Energy's performance prior to the closing of the merger transaction or Evergy's performance based on the stated performance period of the awards. Compensation expense for performance shares is calculated by recognizing the portion of the grant date fair value for each reporting period for which the requisite service has been rendered. Dividends are accrued over the vesting period and paid in cash based on the number of performance shares ultimately paid.
The fair value of the converted Great Plains Energy performance share awards was estimated using the market value of Westar Energy's and Great Plains Energy's common stock at the valuation date and a Monte Carlo simulation technique that incorporates assumptions for inputs of expected volatilities, dividend yield and risk-free rates. Expected volatility is based on daily stock price change based on historical common stock information during a historical period commensurate with the remaining term of the performance period of the grant. The risk-free rate is based upon the rate at the time of the evaluation for zero-coupon government bonds with a maturity consistent with the remaining performance period of the grant. The dividend yield is based on the most recent dividends paid by Westar Energy, as Evergy's stock price assumes Westar Energy's stock price on a forward basis, and the grant date stock price on the valuation date. For the Great Plains Energy performance shares converted into Evergy awards upon the closing of the merger, inputs for expected volatility, dividend yield, and risk-free rates were 16.6% - 18.5% , 2.96% and 1.8% - 2.6%, respectively. Evergy and Westar Energy did not have any performance share awards issued and outstanding prior to the close of the merger.

Performance share activity for year to date June 30, 2018 is summarized in the following table.

	Performance Shares	Grant Date Fair Value*
Beginning balance January 1, 2018	—	$—
Converted Great Plains Energy awards upon merger	351,708	63.79
Ending balance June 30, 2018	351,708	63.79
* weighted-average
At June 30, 2018, the remaining weighted-average contractual term was 1.5 years.  The weighted-average grant-date fair value of shares granted was $63.79 for the three months ended and year to date June 30, 2018. At June 30, 2018, there was $12.8 million of total unrecognized compensation expense, net of forfeiture rates, related to converted Great Plains Energy performance shares granted under its Amended Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.
Restricted Stock
Restricted stock cannot be sold or otherwise transferred by the recipient prior to vesting and has a value equal to the fair market value of the shares on the issue date. Restricted stock shares vest over a stated period of time with accruing reinvested dividends subject to the same restrictions. Compensation expense, calculated by multiplying shares by the grant-date fair value related to restricted stock, is recognized on a straight-line basis over the requisite service period of the award. Evergy and Westar Energy did not have any restricted stock awards issued and outstanding prior to the close of the merger.
Restricted stock activity for year to date June 30, 2018 is summarized in the following table.

	Nonvested Restricted Stock	Grant Date Fair Value*
Beginning balance January 1, 2018	—	$—
Converted Great Plains Energy awards upon merger	122,505	54.05
Vested	(1,316)	54.50
Ending balance June 30, 2018	121,189	54.04
* weighted-average
At June 30, 2018, the remaining weighted-average contractual term was 1.7 years.  The weighted-average grant-date fair value of shares granted was $54.05 for the three months ended and year to date June 30, 2018. At June 30, 2018, there was $3.7 million of total unrecognized compensation expense, net of forfeiture rates, related to converted Great Plains Energy restricted stock granted under its Amended Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.
Restricted Share Units
Evergy and Westar Energy have historically used RSUs for their stock-based compensation awards. RSU awards are grants that entitle the holder to receive shares of common stock as the awards vest. These RSU awards are defined as nonvested shares and do not include restrictions once the awards have vested. These RSUs have either taken the form of RSUs with only service requirements that vest solely upon the passage of time or RSUs with performance measures that vest upon expiration of the award term. All issued and outstanding Evergy and Westar Energy RSU awards with performance measures vested in connection with the closing of the merger transaction in June 2018.
Evergy measures the fair value of RSUs with only service requirements based on the fair market value of the underlying common stock as of the grant date. RSU awards with only service conditions recognize compensation expense by multiplying shares by the grant-date fair value related to the RSU and recognizing it on a straight-line basis over the requisite service period for the entire award, including for those RSUs that have a graded vesting schedule. Nonforfeitable dividend equivalents, or the rights to receive cash equal to the value of dividends paid on

Evergy's common stock, are paid on these RSUs during the vesting period. Nonforfeitable dividends equivalents are recorded directly to retained earnings.
RSU activity for awards with only service requirements for year to date June 30, 2018 is summarized in the following table.

	Nonvested Restricted Share Units	Grant Date Fair Value*
Beginning balance January 1, 2018	255,964	$46.09
Granted	222,465	52.16
Converted Great Plains Energy awards upon merger	82,331	53.77
Vested	(342,599)	46.81
Forfeited	(704)	49.73
Ending balance June 30, 2018	217,457	54.07
* weighted-average
At June 30, 2018, the remaining weighted-average contractual term related to RSU awards with only service requirements was 1.9 years.  The weighted-average grant-date fair value of RSUs granted with only service requirements was $54.07 for the three months ended June 30, 2018. There were no RSUs granted for the three months ended June 30, 2017. The weighted-average grant-date fair value of RSUs granted with only service requirements was $52.16 and $53.25 year to date June 30, 2018, and 2017, respectively. At June 30, 2018, there was $11.2 million of unrecognized compensation expense related to unvested RSUs. The total fair value of RSUs with only service requirements that vested for the three months ended and year to date June 30, 2018 was $12.3 million and $16.0 million, respectively. The total fair value of RSUs that vested for the three months ended and year to date June 30, 2017 was $0.1 million and $3.6 million, respectively.
9. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
The following table summarizes the committed credit facilities available to the Evergy Companies as of June 30, 2018 and December 31, 2017.

		Amounts Drawn
	Credit Facility	Commercial Paper	Letters of Credit	Cash Borrowings	Available Borrowings	Weighted Average Interest Rate on Short-Term Borrowings
June 30, 2018	(millions)
Evergy, Inc.	$200.0	n/a	$1.0	$60.0	$139.0	3.60%
Westar Energy(b)	979.3	488.2	18.3	—	472.8	2.40%
KCP&L	600.0	322.4	2.7	—	274.9	2.49%
GMO	450.0	208.7	2.0	—	239.3	2.38%
Evergy	$2,229.3	$1,019.3	$24.0	$60.0	$1,126.0

December 31, 2017
Westar Energy(b)	$979.3	$275.7	$11.8	$—	$691.8	1.83%
KCP&L(a)	600.0	167.5	2.7	—	429.8	1.95%
Evergy	979.3	275.7	11.8	—	691.8	1.83%
(a) KCP&L amounts are not included in consolidated Evergy as of December 31, 2017.
(b) $20.7 million of Westar Energy's $730.0 million and $270.0 million revolving credit facilities expired in September 2017.

Evergy, Inc.'s $200.0 Million Revolving Credit Facility
Evergy, Inc. assumed the Great Plains Energy $200.0 million revolving credit facility with a group of banks that expires in October 2019 concurrent with the closing of the merger transaction.  The facility's terms permit transfers of unused commitments between this facility and the KCP&L and GMO facilities discussed below, with the total amount of the facility not exceeding $400.0 million at any one time.  A default by Evergy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, Evergy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times. At June 30, 2018, Evergy was in compliance with this covenant.
Westar Energy's $730.0 Million and $270.0 Million Revolving Credit Facilities and Commercial Paper
Westar Energy's $730.0 million and $270.0 million revolving credit facilities with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expire in September 2019 and February 2019, respectively. In September 2017, $20.7 million of the $730.0 million revolving credit facility expired. The aggregate amount of borrowings under the $730.0 million and $270.0 million facilities may be increased to $1.0 billion and $400.0 million, respectively, subject to lender participation and no default on the facilities. All borrowings under the facilities are secured by KGE first mortgage bonds. A default by Westar Energy or KGE on other indebtedness totaling more than $25.0 million is a default under the facilities. Under the terms of these facilities, Westar Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio as defined in the facilities, not greater than 0.65 to 1.00 at all times. At June 30, 2018, Westar Energy was in compliance with this covenant.
KCP&L's and GMO's $600.0 Million and $450.0 Million Credit Facilities and Commercial Paper
KCP&L's $600.0 million revolving credit facility and GMO's $450.0 million revolving credit facility with a group of banks provides support for their issuance of commercial paper and other general corporate purposes and expire in October 2019.  KCP&L and GMO may each transfer up to $200.0 million of unused commitments between Evergy's facility and KCP&L's and GMO's facilities.  A default by KCP&L or GMO on other indebtedness totaling more than $50.0 million is a default under the facilities.  Under the terms of these facilities, KCP&L and GMO are required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facilities, not greater than 0.65 to 1.00 at all times.  At June 30, 2018, KCP&L and GMO were in compliance with these covenants.
10. LONG-TERM DEBT
As of June 30, 2018, Evergy's outstanding long-term debt, including current maturities, includes approximately $3,771 million related to KCP&L, GMO and the assumed long-term debt of Great Plains Energy discussed further below. This amount also includes approximately $161 million of fair value adjustments recorded in connection with purchase accounting for the merger transaction, which are not part of future principal payments and will amortize over the remaining life of the associated debt instruments. See Note 2 for more information regarding the merger transaction. The series of long-term debt obligations originally issued by Great Plains Energy and assumed by Evergy, Inc. as part of the merger transaction were:

•	$350.0 million of 4.85% unsecured Senior Notes; and

•	$287.5 million of 5.292% unsecured Senior Notes.
KCP&L Senior Notes
In March 2018, KCP&L issued, at a discount, $300.0 million of 4.20% unsecured Senior Notes, maturing in 2048. KCP&L also repaid its $350.0 million of 6.375% unsecured Senior Notes at maturity in March 2018.
KCP&L EIRR Bond Remarketing
In July 2018, KCP&L remarketed its unsecured Series 2008 Environmental Improvement Revenue Refunding (EIRR) bonds maturing in 2038 totaling $23.4 million at a fixed rate of 2.75% through June 30, 2022.

GMO Senior Notes
As a result of the consummation of the merger transaction, a change in control provision in GMO's Series A, B and C Senior Notes was triggered that allowed holders a one-time option to elect for early repayment of their notes at par value, plus accrued interest. The window to elect this option expired prior to June 30, 2018. Several holders of GMO's Series A and B Senior Notes elected this option and in the third quarter of 2018, GMO redeemed $89.0 million of its Series A Senior Notes and $15.0 million of its Series B Senior Notes. The $104.0 million aggregate principal amount of Series A and Series B Senior Notes that were redeemed in the third quarter of 2018 are classified within current maturities of long-term debt on Evergy's consolidated balance sheet as of June 30, 2018.
11. FAIR VALUE MEASUREMENTS
Values of Financial Instruments
GAAP establishes a hierarchical framework for disclosing the transparency of the inputs utilized in measuring assets and liabilities at fair value. Management's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of assets and liabilities within the fair value hierarchy levels. In addition, the Evergy Companies measure certain investments that do not have a readily determinable fair value at net asset value (NAV), which are not included in the fair value hierarchy. Further explanation of these levels and NAV is summarized below.
Level 1 – Quoted prices are available in active markets for identical assets or liabilities. The types of assets and liabilities include in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on public exchanges.
Level 2 –  Pricing inputs are not quoted prices in active markets, but are either directly or indirectly observable. The types of assets and liabilities included in Level 2 are certain marketable debt securities, financial instruments traded in less than active markets or other financial instruments priced with models using highly observable inputs.
Level 3 – Significant inputs to pricing have little or no transparency. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation.
NAV - Investments that do not have a readily determinable fair value are measured at NAV. These investments do not consider the observability of inputs and, therefore, they are not included within the fair value hierarchy. The Evergy Companies include in this category investments in private equity, real estate and alternative investment funds that do not have a readily determinable fair value. The underlying alternative investments include collateralized debt obligations, mezzanine debt and a variety of other investments.
The Evergy Companies record cash and cash equivalents, accounts receivable and short-term borrowings on their consolidated balance sheets at cost, which approximates fair value due to the short-term nature of these instruments.

The Evergy Companies measure the fair value of long-term debt using Level 2 measurements available as of the measurement date. The book value and fair value of the Evergy Companies' long-term debt and long-term debt of variable interest entities is summarized in the following table.

	June 30, 2018		December 31, 2017
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt	(millions)
Evergy(a)	$7,460.4	$7,567.3	$3,687.6	$4,010.6
Westar Energy	3,689.0	3,804.7	3,687.6	4,010.6
KCP&L(b)	2,529.8	2,651.4	2,582.2	2,799.1
Long-term debt of variable interest entities
Evergy	$81.4	$80.9	$109.9	$110.8
Westar Energy	81.4	80.9	109.9	110.8
(a) Book value as of June 30, 2018 includes approximately $161 million of fair value adjustments recorded in connection with purchase accounting for the Great Plains Energy and Westar Energy merger, which are not part of future principal payments and will amortize over the remaining life of the associated debt instrument. See Note 2 for more information regarding the merger transaction.
(b) KCP&L amounts are not included in consolidated Evergy as of December 31, 2017.

Recurring Fair Value Measurements
The following tables include the Evergy Companies' balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	June 30 2018	Level 1	Level 2	Level 3	NAV
Westar Energy	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$74.6	$69.3	$—	$—	$5.3
International equity funds	42.2	42.2	—	—	—
Core bond fund	36.6	36.6	—	—	—
High-yield bond fund	19.6	19.6	—	—	—
Emerging markets bond fund	15.5	15.5	—	—	—
Combination debt/equity/other fund	14.0	14.0	—	—	—
Alternative investments fund	23.2	—	—	—	23.2
Real estate securities fund	11.3	—	—	—	11.3
Cash equivalents	0.1	0.1	—	—	—
Total nuclear decommissioning trust	237.1	197.3	—	—	39.8
Rabbi trust
Core bond fund	25.2	—	—	—	25.2
Combination debt/equity/other fund	6.3	—	—	—	6.3
Total rabbi trust	31.5	—	—	—	31.5
Total	$268.6	$197.3	$—	$—	$71.3
KCP&L
Assets
Nuclear decommissioning trust(a)
Equity securities	$185.2	$185.2	$—	$—	$—
Debt securities
U.S. Treasury	38.4	38.4	—	—	—
U.S. Agency	0.4	—	0.4	—	—
State and local obligations	2.1	—	2.1	—	—
Corporate bonds	32.7	—	32.7	—	—
Foreign governments	0.1	—	0.1	—	—
Cash equivalents	1.5	1.5	—	—	—
Other	0.7	0.7	—	—	—
Total nuclear decommissioning trust	261.1	225.8	35.3	—	—
Self-insured health plan trust(b)
Equity securities	0.5	0.5	—	—	—
Debt securities	2.1	0.1	2.0	—	—
Cash and cash equivalents	10.3	10.3	—	—	—
Total self-insured health plan trust	12.9	10.9	2.0	—	—
Total	$274.0	$236.7	$37.3	$—	$—
Other Evergy
Assets
Rabbi trusts
Fixed income fund	$13.9	$—	$—	$—	$13.9
Total rabbi trusts	$13.9	$—	$—	$—	$13.9
Evergy
Assets
Nuclear decommissioning trust (a)	$498.2	$423.1	$35.3	$—	$39.8
Rabbi trusts	45.4	—	—	—	45.4
Self-insured health plan trust (b)	12.9	10.9	2.0	—	—
Total	$556.5	$434.0	$37.3	$—	$85.2

Description	December 31 2017	Level 1	Level 2	Level 3	NAV
Westar Energy	(millions)
Assets
Nuclear decommissioning trust(a)(c)
Domestic equity funds	$73.8	$—	$68.7	$—	$5.1
International equity funds	47.9	—	47.9	—	—
Core bond fund	33.3	—	33.3	—	—
High-yield bond fund	18.1	—	18.1	—	—
Emerging markets bond fund	17.3	—	17.3	—	—
Combination debt/equity/other fund	14.1	—	14.1	—	—
Alternative investments fund	21.7	—	—	—	21.7
Real estate securities fund	10.8	—	—	—	10.8
Cash equivalents	0.1	0.1	—	—	—
Total nuclear decommissioning trust	237.1	0.1	199.4	—	37.6
Rabbi trust(c)
Core bond fund	27.3	—	27.3	—	—
Combination debt/equity/other fund	6.8	—	6.8	—	—
Cash equivalents	0.2	0.2	—	—	—
Total rabbi trust	34.3	0.2	34.1	—	—
Total	$271.4	$0.3	$233.5	$—	$37.6
KCP&L(d)
Assets
Nuclear decommissioning trust (a)
Equity securities	$183.8	$183.8	$—	$—	$—
Debt securities
U.S. Treasury	35.3	35.3	—	—	—
U.S. Agency	0.4	—	0.4	—	—
State and local obligations	2.1	—	2.1	—	—
Corporate bonds	34.1	—	34.1	—	—
Foreign governments	0.1	—	0.1	—	—
Cash equivalents	2.5	2.5	—	—	—
Other	0.1	0.1	—	—	—
Total nuclear decommissioning trust	258.4	221.7	36.7	—	—
Self-insured health plan trust(b)
Equity securities	0.5	0.5	—	—	—
Debt securities	2.7	0.3	2.4	—	—
Cash and cash equivalents	7.7	7.7	—	—	—
Total self-insured health plan trust	10.9	8.5	2.4	—	—
Total	$269.3	$230.2	$39.1	$—	$—
Evergy
Assets
Nuclear decommissioning trust(a)(c)	$237.1	$0.1	$199.4	$—	$37.6
Rabbi trust(c)	34.3	0.2	34.1	—	—
Total	$271.4	$0.3	$233.5	$—	$37.6

(a)	Fair value is based on quoted market prices of the investments held by the trust and/or valuation models.

(b)
Fair value is based on quoted market prices of the investments held by the trust. Debt securities classified as Level 1 are comprised of U.S. Treasury securities. Debt securities classified as Level 2 are comprised of corporate bonds, U.S. Agency, state and local obligations, and other asset-backed securities.

(c)
In the second quarter of 2018, Evergy and Westar Energy re-evaluated the classification, within the fair value hierarchy, of their various fund investments within both Westar Energy's nuclear decommissioning trust and rabbi trusts. As a result, Evergy and Westar Energy determined that certain fund investments within the nuclear decommissioning trust in the amount of $199.4 million as of December 31, 2017, should have been classified as Level 1, instead of Level 2. This determination is based on the fact that the fair value of these funds is based on daily published prices at which Evergy and Westar Energy are able to redeem their investments without restriction on a daily basis. Evergy and Westar Energy also determined that certain fund investments within their rabbi trusts in the amount of $34.1 million as of December 31, 2017, should have been measured using the net asset value (NAV) per share (or its equivalent) practical expedient, instead of as a Level 2 investment. This determination is based on the fact that these funds do not meet the definition of readily determinable fair value due to the absence of a published NAV. Evergy and Westar Energy have determined that these errors are immaterial to their current and previously filed financial reports and accordingly, have not revised prior periods but have reflected the changes in fair value hierarchy classification as of June 30, 2018.

(d)	KCP&L amounts are not included in consolidated Evergy as of December 31, 2017.

Certain Evergy and Westar Energy investments included in the table above are measured at NAV as they do not have readily determinable fair values. In certain situations, these investments may have redemption restrictions.
The following table provides additional information on these Evergy and Westar Energy investments.

	June 30, 2018		December 31, 2017		June 30, 2018
	Fair	Unfunded	Fair	Unfunded	Redemption	Length of
	Value	Commitments	Value	Commitments	Frequency	Settlement
Westar Energy	(millions)
Nuclear decommissioning trust:
Domestic equity funds	$5.3	$5.1	$5.1	$2.8	(a)	(a)
Alternative investments fund(b)	23.2	—	21.7	—	Quarterly	65 days
Real estate securities fund(b)	11.3	—	10.8	—	Quarterly	65 days
Total	$39.8	$5.1	$37.6	$2.8
Rabbi trust:
Core bond fund	$25.2	$—	$—	$—	(c)	(c)
Combination debt/equity/other fund	6.3	—	—	—	(c)	(c)
Total	$31.5	$—	$—	$—
Other Evergy
Rabbi trusts:
Fixed income fund(d)	$13.9	$—	$—	$—	(c)	(c)
Total Evergy investments at NAV	$85.2	$5.1	$37.6	$2.8

(a)
This investment is in five long-term private equity funds that do not permit early withdrawal. Investments in these funds cannot be distributed until the underlying investments have been liquidated, which may take years from the date of initial liquidation. Three funds have begun to make distributions. The initial investment in the fourth and fifth fund occurred in the second quarter of 2016 and first quarter of 2018, respectively. The fourth fund's term is 15 years, subject to the general partner's right to extend the the term for up to three additional one-year periods.  The fifth fund's term will be 15 years after the initial closing date, subject to additional extensions approved by the Advisory Committee to provide for an orderly liquidation of fund investments and dissolution of the fund.

(b)	There is a holdback on final redemptions.

(c)	This investment can be redeemed immediately and is not subject to any restrictions on redemptions.

(d)	This investment is recorded at GMO. GMO amounts are not included in consolidated Evergy as of December 31, 2017.

The Evergy Companies hold equity and debt investments classified as securities in various trusts including for the purposes of funding the decommissioning of Wolf Creek and for the benefit of certain retired executive officers of Westar Energy. The Evergy Companies record net realized and unrealized gains and losses on the nuclear decommissioning trusts in regulatory liabilities on their consolidated balance sheets and record net realized and unrealized gains and losses on Westar Energy's rabbi trust in the consolidated statements of income.
The following table summarizes the net unrealized gains (losses) for the Evergy Companies' nuclear decommissioning trusts and rabbi trusts.

	Three Months Ended June 30		Year to Date June 30
	2018	2017	2018	2017
Westar Energy	(millions)
Nuclear decommissioning trust - equity securities	$(12.8)	$5.5	$(12.9)	$14.5
Rabbi trust	(0.1)	1.1	(0.5)	2.5
Total	$(12.9)	$6.6	$(13.4)	$17.0
KCP&L(a)
Nuclear decommissioning trust - equity securities	$4.1	$3.7	$0.5	$10.9
Nuclear decommissioning trust - debt securities	(0.7)	0.5	(2.3)	0.7
Total	$3.4	$4.2	$(1.8)	$11.6
Evergy
Nuclear decommissioning trust - equity securities	$(13.9)	$5.5	$(14.0)	$14.5
Nuclear decommissioning trust - debt securities	(0.3)	—	(0.3)	—
Rabbi trusts	(0.2)	1.1	(0.6)	2.5
Total	$(14.4)	$6.6	$(14.9)	$17.0
(a) KCP&L amounts are only included in consolidated Evergy from the date of the merger, June 4, 2018 through June 30, 2018.
12. COMMITMENTS AND CONTINGENCIES
Contractual Commitments
For information regarding long-term contractual commitments, including fuel and purchased power commitments, see Note 14 of the Westar Energy 2017 Form 10-K and Note 15 of the Great Plains Energy and KCP&L combined 2017 Form 10-K.
Environmental Matters
Set forth below are descriptions of contingencies related to environmental matters that may impact the Evergy Companies or their financial results. Management's assessment of these contingencies, which are based on federal and state statutes and regulations, and regulatory agency and judicial interpretations and actions, has evolved over time. There are a variety of final and proposed laws and regulations that could have a material adverse effect on the Evergy Companies operations and consolidated financial results. Due in part to the complex nature of environmental laws and regulations, the Evergy Companies are unable to assess the impact of potential changes that may develop with respect to the environmental contingencies described below.
Cross-State Air Pollution Update Rule
In September 2016, the Environmental Protection Agency (EPA) finalized the Cross-State Air Pollution Update Rule. The final rule addresses interstate transport of nitrogen oxides emissions in 22 states including Kansas, Missouri and Oklahoma during the ozone season and the impact from the formation of ozone on downwind states with respect to the 2008 ozone National Ambient Air Quality Standards (NAAQS). Starting with the 2017 ozone season, the final rule revised the existing ozone season allowance budgets for Missouri and Oklahoma and established an ozone season budget for Kansas. Various states and others are challenging the rule in the U.S. Court of Appeals for the D.C. Circuit but the rule remains in effect. It is not expected that this rule will have a material impact on the Evergy Companies' operations and consolidated financial results.

National Ambient Air Quality Standards
Under the Clean Air Act Amendments of 1990 (Clean Air Act), the EPA sets NAAQS for certain emissions known as the “criteria pollutants” considered harmful to public health and the environment, including two classes of particulate matter (PM), ozone, nitrogen dioxide (NO2) (a precursor to ozone), carbon monoxide and sulfur dioxide (SO2), which result from fossil fuel combustion. Areas meeting the NAAQS are designated attainment areas while those that do not meet the NAAQS are considered nonattainment areas. Each state must develop a plan to bring nonattainment areas into compliance with the NAAQS. NAAQS must be reviewed by the EPA at five-year intervals.
In October 2015, the EPA strengthened the ozone NAAQS by lowering the standards from 75 ppb to 70 ppb. In September 2016, the Kansas Department of Health & Environment (KDHE) recommended to the EPA that they designate eight counties in the state of Kansas as in attainment with the standard, and each remaining county in Kansas as attainment/unclassifiable. Also, in September 2016, the Missouri Department of Natural Resources (MDNR) recommended to the EPA that they designate all Missouri counties in KCP&L's and GMO's service territories as attainment/unclassifiable. In November 2017, the EPA designated all counties in the State of Kansas as well as the Missouri counties in KCP&L's and GMO's service territories as attainment/unclassifiable. It is not expected that this will have a material impact on the Evergy Companies' consolidated financial results.
In December 2012, the EPA strengthened an existing NAAQS for one class of PM. In December 2014, the EPA designated the entire state of Kansas and those portions of Missouri served by KCP&L and GMO as attainment/unclassifiable with the standard. It is not expected that this will have a material impact on the Evergy Companies' operations or consolidated financial results.
The Evergy Companies continue to communicate with their regulatory agencies regarding these standards and evaluate what impact the revised NAAQS could have on their operations and consolidated financial results. If areas surrounding the Evergy Companies' facilities are designated in the future as nonattainment and/or it is required to install additional equipment to control emissions at facilities of the Evergy Companies, it could have a material impact on the operations and consolidated financial results of the Evergy Companies.

Greenhouse Gases
Burning coal and other fossil fuels releases carbon dioxide (CO2) and other gases referred to as greenhouse gases (GHG).  Various regulations under the federal Clean Air Act limit CO2 and other GHG emissions, and other measures are being imposed or offered by individual states, municipalities and regional agreements with the goal of reducing GHG emissions.
In October 2015, the EPA published a rule establishing new source performance standards (NSPS) for GHGs that limit CO2 emissions for new, modified and reconstructed coal and natural gas fueled electric generating units to various levels per MWh depending on various characteristics of the units. Legal challenges to the GHG NSPS have been filed in the D.C. Circuit by various states and industry members. Also in October 2015, the EPA published a rule establishing guidelines for states to regulate CO2 emissions from existing power plants. The standards for existing plants are known as the Clean Power Plan (CPP). Under the CPP, interim emissions performance rates must be achieved beginning in 2022 and final emissions performance rates must be achieved by 2030. Legal challenges to the CPP were filed by groups of states and industry members, including Westar Energy, in the D.C. Circuit. The CPP was stayed by the Supreme Court in February 2016 and, accordingly, is not currently being implemented by the states.
In April 2017, the EPA published in the Federal Register a notice of withdrawal of the proposed CPP federal plan, proposed model trading rules and proposed Clean Energy Incentive Program design details. Also in April 2017, the EPA published a notice in the Federal Register that it was initiating administrative reviews of the CPP and the GHG NSPS.
In October 2017, the EPA issued a proposed rule to repeal the CPP. The proposed rule indicates the CPP exceeds EPA’s authority and the EPA has not determined whether they will issue a replacement rule. The EPA solicited comments on the legal interpretations contained in this rulemaking.

In December 2017, the EPA issued an advance notice of proposed rulemaking. This proposed rulemaking was issued by the EPA because it is considering the possibility of changing certain aspects of the CPP and the EPA solicited feedback on specific areas that could be changed.
In July 2018, the EPA submitted to the White House a proposed rule titled "State Guidelines for Greenhouse Gas Emissions from Existing Electric Utility Generating Units." This is the replacement rule for the CPP. The proposed rule is currently with the Office of Management and Budget for interagency review.
Due to the future uncertainty of the CPP, the Evergy Companies cannot determine the impact on their operations or consolidated financial results, but the cost to comply with the CPP, should it be upheld and implemented in its current or a substantially similar form, could be material.
Water
The Evergy Companies' discharge some of the water used in generation and other operations. This water may contain substances deemed to be pollutants. Revised rules governing such discharges from coal-fired power plants were issued in November 2015. The final rule establishes effluent limitations guidelines (ELG) and standards for wastewater discharges, including limits on the amount of toxic metals and other pollutants that can be discharged. Implementation timelines for these requirements vary from 2018 to 2023. In April 2017, the EPA announced it is reconsidering the ELG rule and court challenges have been placed in abeyance pending the EPA’s review. In September 2017, the EPA finalized a rule to postpone the compliance dates for the new, more stringent, effluent limitations and pretreatment standards for bottom ash transport water and flue gas desulfurization wastewater. These compliance dates have been postponed for two years while the EPA completes its administrative reconsideration of the ELG rule. The Evergy Companies are evaluating the final rule and related developments and cannot predict the resulting impact on their operations or consolidated financial results, but believe costs to comply could be material if the rule is implemented in its current or substantially similar form.
In October 2014, the EPA’s final standards for cooling intake structures at power plants to protect aquatic life took effect. The standards, based on Section 316(b) of the federal Clean Water Act (CWA), require subject facilities to choose among seven best available technology options to reduce fish impingement. In addition, some facilities must conduct studies to assist permitting authorities in determining whether and what site-specific controls, if any, would be required to reduce entrainment of aquatic organisms. The Evergy Companies' current analysis indicates this rule will not have a significant impact on their coal plants that employ cooling towers or cooling lakes that can be classified as closed cycle cooling and do not expect the impact from this rule to be material. The Evergy Companies' generating plants without closed cycle cooling are under evaluation for compliance with these standards and may require additional controls that could have a material impact on the Evergy Companies' operations and consolidated financial results.
KCP&L holds a permit from MDNR covering water discharge from its Hawthorn Station.  The permit authorizes KCP&L to, among other things, withdraw water from the Missouri River for cooling purposes and return the heated water to the Missouri River.  KCP&L has applied for a renewal of this permit and the EPA has submitted an interim objection letter regarding the allowable amount of heat that can be contained in the returned water.  Until this matter is resolved, KCP&L continues to operate under its current permit. Evergy and KCP&L cannot predict the outcome of this matter; however, while less significant outcomes are possible, this matter may require a reduction in generation, installation of cooling towers or other technology to cool the water, or both, any of which could have a material impact on Evergy's and KCP&L's operations and consolidated financial results.
In June 2015, the EPA along with the U.S. Army Corps of Engineers issued a final rule, effective August 2015, defining the Waters of the United States (WOTUS) for purposes of the CWA. This rulemaking has the potential to impact all programs under the CWA. Expansion of regulated waterways is possible under the rule depending on regulating authority interpretation, which could impact several permitting programs. Various states and others have filed lawsuits challenging the WOTUS rule. In February 2018, the EPA and the U.S. Corps of Engineers finalized a rule adding an applicability date to the 2015 rule, which makes the implementation date of the rule February 2020. In July 2017, the EPA and the U.S. Army Corps of Engineers published in the Federal Register a proposed rule that would, if implemented, reinstate the definition of WOTUS that existed prior to the June 2015 expansion of the definition. Final action on the proposed rule is expected in 2018. The Evergy Companies are currently evaluating the WOTUS rule and related developments but do not believe the rule, if upheld and implemented in its current or substantially similar form, will have a material impact on the Evergy Companies' operations or consolidated financial results.
Regulation of Coal Combustion Residuals
In the course of operating their coal generation plants, the Evergy Companies produce CCRs, including fly ash, gypsum and bottom ash. Some of this ash production is recycled, principally by selling to the aggregate industry. The EPA published a rule to regulate CCRs in April 2015, which the Evergy Companies believe will require additional CCR handling, processing and storage equipment and closure of certain ash disposal units. Impacts to operations will be dependent on the development of groundwater monitoring of CCR units being completed in 2017 and 2018. The Water Infrastructure Improvements for the Nation Act allows states to achieve delegated authority for CCR rules from the EPA. This has the potential to impact compliance options. Electric generation industry participants requested and the EPA has granted a request to reconsider portions of the final CCR regulation. In March 2018, the EPA proposed the Phase I CCR Remand Rule in order to modify portions of the 2015 rulemaking. This rule was signed by the EPA and published in the Federal Register in July 2018 and introduces additional flexibility in CCR compliance. The Evergy Companies have recorded AROs for their current estimates for the closure of ash disposal ponds but the revision of these AROs may be required in the future due to changes in existing CCR regulations, changes in interpretation of existing CCR regulations or changes in the timing or cost to close ash disposal ponds. If revisions to these AROs are necessary, the impact on the Evergy Companies' operations or consolidated financial results could be material.
Storage of Spent Nuclear Fuel
Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel. In 2010, the DOE filed a motion with the Nuclear Regulatory Commission (NRC) to withdraw its then pending application to construct a national repository for the disposal of spent nuclear fuel and high-level radioactive waste at Yucca Mountain, Nevada. An NRC board denied the DOE’s motion to withdraw its application and the DOE appealed that decision to the full NRC. In 2011, the NRC issued an evenly split decision on the appeal and also ordered the licensing board to close out its work on the DOE’s application by the end of 2011 due to a lack of funding. These agency actions prompted the states of Washington and South Carolina, and a county in South Carolina, to file a lawsuit in a federal Court of Appeals asking the court to compel the NRC to resume its license review and to issue a decision on the license application. In August 2013, the court ordered the NRC to resume its review of the DOE’s application. The NRC has not yet issued its decision.
Wolf Creek has elected to build a dry cask storage facility to expand its existing on-site spent nuclear fuel storage, which is expected to provide additional capacity prior to 2025. Wolf Creek has finalized a settlement agreement through 2019 with the DOE for reimbursement of costs to construct this facility that would not have otherwise been incurred had the DOE begun accepting spent nuclear fuel. The Evergy Companies expect the majority of the remaining cost to construct the dry cask storage facility that would not have otherwise been incurred will be reimbursed by the DOE. The Evergy Companies cannot predict when, or if, an off-site storage site or alternative disposal site will be available to receive Wolf Creek’s spent nuclear fuel and will continue to monitor this activity.
13. GUARANTEES
In the ordinary course of business, Evergy and certain of its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include, for example, guarantees and letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiary's intended business purposes. The majority of these agreements guarantee the company's own future performance, so a liability for the fair value of the obligation is not recorded. In connection with the merger transaction, Evergy assumed the guarantees previously provided to GMO by Great Plains Energy.

At June 30, 2018, Evergy has provided $112.3 million of credit support for GMO as follows:

•	Evergy direct guarantees to GMO counterparties totaling $18.0 million, which expire in 2018, and

•	Evergy's guarantee of GMO long-term debt totaling $94.3 million, which includes debt with maturity dates ranging from 2019 to 2023.
Evergy has also guaranteed GMO's commercial paper program. At June 30, 2018, GMO had $208.7 million of commercial paper outstanding.
14. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
In the normal course of business, Westar Energy, KCP&L and GMO engage in related party transactions with one another. A summary of these transactions and the amounts associated with them is provided below. All related party transaction amounts between Westar Energy and either KCP&L or GMO only reflect activity between June 4, 2018, the date of the merger, and June 30, 2018.
Jointly-Owned Plants and Shared Services
KCP&L employees manage GMO's business and operate its facilities at cost, including GMO's 18% ownership interest in KCP&L's Iatan Nos. 1 and 2.  The operating expenses and capital costs billed from KCP&L to GMO were $49.8 million and $96.2 million, respectively, for the three months ended and year to date June 30, 2018. These costs totaled $47.9 million and $95.8 million, respectively, for the three months ended and year to date June 30, 2017.
Westar Energy employees manage Jeffrey Energy Center and operate its facilities at cost, including GMO's 8% ownership interest in Jeffrey Energy Center. The operating expenses and capital costs billed from Westar Energy to GMO for Jeffrey Energy Center and other various business activities were $3.7 million for the three months ended and year to date June 30, 2018.
KCP&L employees manage La Cygne Station and operate its facilities at cost, including Westar Energy's 50% ownership interest in La Cygne Station. KCP&L and Westar Energy employees also provide one another with shared service support, including costs related to human resources, information technology, accounting and legal services. The operating expenses and capital costs billed from KCP&L to Westar Energy were $15.3 million for the three months ended and year to date June 30, 2018. The operating and capital costs billed from Westar Energy to KCP&L were $6.0 million for the three months ended and year to date June 30, 2018.
Money Pool
KCP&L and GMO are also authorized to participate in the Evergy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO from Evergy and between KCP&L and GMO. At June 30, 2018 and December 31, 2017, KCP&L had no outstanding receivables or payables under the money pool.

The following table summarizes Westar Energy's and KCP&L's related party net receivables and payables.

	June 30	December 31
	2018	2017
Westar Energy	(millions)
Net receivable from GMO	$0.2	$—
Net payable to KCP&L	(32.8)	—
Net payable to Evergy	(2.0)	—

KCP&L
Net receivable from GMO	$56.4	$65.8
Net receivable from Westar Energy	32.8	—
Net receivable from Evergy	19.1	—
Net receivable from Great Plains Energy	—	18.9
Tax Allocation Agreement
Evergy files a consolidated federal income tax return as well as unitary and combined income tax returns in several states jurisdictions with Kansas and Missouri being the most significant. Income taxes for consolidated or combined subsidiaries are allocated to the subsidiaries based on separate company computations of income or loss. As of June 30, 2018, Westar Energy and KCP&L had income taxes payable to Evergy of $13.4 million and $29.5 million, respectively.
15. SHAREHOLDERS' EQUITY
Evergy's authorized capital stock consists of 600 million shares of common stock, without par value, and 12 million shares of Preference Stock, without par value.
In June 2018, Evergy registered shares of its common stock with the SEC for the Great Plains Energy 401(k) Savings Plan and Westar Energy, Inc. Employees' 401(k) Savings Plan that Evergy assumed in connection with the merger transaction. Shares issued under the plans may be either newly issued shares or shares purchased on the open market.
In July 2018, the Evergy Board authorized the repurchase of up to 60 million shares of Evergy's common stock. Although this repurchase authorization has no expiration date, Evergy expects to repurchase the 60 million shares by mid-2020. Evergy plans to utilize various methods to effectuate the share repurchase program, including but not limited to, a series of transactions that may include accelerated share repurchases, open market transactions or other means, subject to market conditions and applicable legal requirements. The repurchase program may be suspended, discontinued or resumed at any time.
Dividend Restrictions
Evergy depends on its subsidiaries to pay dividends on its common stock. The Evergy Companies have certain restrictions stemming from statutory requirements, corporate organizational documents, covenants and other conditions that could affect dividend levels or the ability to pay dividends.
The KCC order authorizing the merger transaction requires Evergy to maintain consolidated common equity of at least 35% of total capitalization. Further, Evergy's revolving credit facility requires it to maintain a consolidated indebtedness to consolidated capitalization ratio of not more than 0.65 to 1.00 at all times.
Under the Federal Power Act, Westar Energy, KCP&L and GMO generally can pay dividends only out of retained earnings. Certain conditions in the MPSC and KCC orders authorizing the merger transaction also require Westar Energy and KCP&L to maintain consolidated common equity of at least 40% of total capitalization. Other conditions in the MPSC and KCC merger orders require Westar Energy, KCP&L and GMO to maintain credit ratings of at least investment grade. If Westar Energy's, KCP&L's or GMO's credit ratings are downgraded below the investment grade level as a result of their affiliation with Evergy or any of Evergy's affiliates, the impacted utility shall not pay a common dividend without KCC or MPSC approval or until the impacted utility's investment grade credit rating has been restored.
The revolving credit agreements of Westar Energy, KCP&L and GMO and the note purchase agreement for GMO's Series A, B and C Senior Notes contain covenants requiring the respective company to maintain a consolidated indebtedness to consolidated total capitalization ratio of not more than 0.65 to 1.00 at all times.
As of June 30, 2018, all of Evergy's and Westar Energy's retained earnings and net income were free of restrictions and KCP&L had a retained earnings restriction of $297.2 million. Evergy's subsidiaries had restricted net assets of approximately $5.8 billion as of June 30, 2018. These restrictions are not expected to affect the Evergy Companies' ability to pay dividends at the current level for the foreseeable future.
16. VARIABLE INTEREST ENTITIES
In determining the primary beneficiary of a VIE, the Evergy Companies assess the entity's purpose and design, including the nature of the entity's activities and the risks that the entity was designed to create and pass through to its variable interest holders. A reporting enterprise is deemed to be the primary beneficiary of a VIE if it has (a) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The primary beneficiary of a VIE is required to consolidate the VIE. The trust holding KGE's 50% interest in La Cygne Unit 2 is a VIE and KGE remains the primary beneficiary of the trust.
All involvement with entities by the Evergy Companies is assessed to determine whether such entities are VIEs and, if so, whether or not the Evergy Companies are the primary beneficiaries of the entities. The Evergy Companies also continuously assess whether they are the primary beneficiary of the VIE with which they are involved. Prospective changes in facts and circumstances may cause identification of the primary beneficiary to be reconsidered.
50% Interest in La Cygne Unit 2
Under an agreement that expires in September 2029, KGE entered into a sale-leaseback transaction with a trust under which the trust purchased KGE's 50% interest in La Cygne Unit 2 and subsequently leased it back to KGE. The trust was financed with an equity contribution from an owner participant and debt issued by the trust. The trust was created specifically to purchase the 50% interest in La Cygne Unit 2 and lease it back to KGE, and does not hold any other assets. KGE meets the requirements to be considered the primary beneficiary of the trust. In determining the primary beneficiary of the trust, KGE concluded that the activities of the trust that most significantly impact its economic performance and that KGE has the power to direct include (1) the operation and maintenance of the 50% interest in La Cygne Unit 2 and (2) KGE's ability to exercise a purchase option at the end of the agreement at the lesser of fair value or a fixed amount. KGE has the potential to receive benefits from the trust that could potentially be significant if the fair value of the 50% interest in La Cygne Unit 2 at the end of the agreement is greater than the fixed amount.
The following table summarizes the assets and liabilities related to the VIE described above that are recorded on Evergy's and Westar Energy's consolidated balance sheets.

	June 30	December 31
	2018	2017
Assets:	(millions)
Property, plant and equipment of variable interest entities, net	$172.7	$176.3
Liabilities:
Current maturities of long-term debt of variable interest entities	$30.3	$28.5
Accrued interest(a)	0.5	0.7
Long-term debt of variable interest entities, net	51.1	81.4

(a)	Included in accrued interest on Evergy's and Westar Energy's consolidated balance sheets.

All of the liabilities noted in the table above relate to the purchase of the property, plant and equipment of the VIE. The assets of the VIE can be used only to settle obligations of the VIE and the VIE's debt holders have no recourse to the general credit of Evergy and Westar Energy. Evergy and Westar Energy have not provided financial or other support to the VIE and are not required to provide such support. Evergy and Westar Energy did not record any gain or loss upon the initial consolidation of the VIE.
17. TAXES
Components of income tax expense are detailed in the following tables.

Evergy
	Three Months Ended June 30		Year to Date June 30
	2018	2017	2018	2017
Current income taxes	(millions)
Federal	$8.6	$0.5	$8.8	$2.2
State	0.4	0.2	0.4	0.4
Total	9.0	0.7	9.2	2.6
Deferred income taxes
Federal	9.5	27.9	15.4	42.9
State	(62.7)	7.9	(59.0)	12.7
Total	(53.2)	35.8	(43.6)	55.6
Investment tax credit amortization	(0.8)	(0.6)	(1.4)	(1.4)
Income tax expense (benefit)	$(45.0)	$35.9	$(35.8)	$56.8

Westar Energy
	Three Months Ended June 30		Year to Date June 30
	2018	2017	2018	2017
Current income taxes	(millions)
Federal	$10.7	$0.5	$10.9	$2.2
State	2.5	0.2	2.5	0.4
Total	13.2	0.7	13.4	2.6
Deferred income taxes
Federal	(2.8)	27.9	3.1	42.9
State	(63.3)	7.9	(59.6)	12.7
Total	(66.1)	35.8	(56.5)	55.6
Investment tax credit amortization	(0.7)	(0.6)	(1.3)	(1.4)
Income tax expense (benefit)	$(53.6)	$35.9	$(44.4)	$56.8

KCP&L
	Three Months Ended June 30		Year to Date June 30
	2018	2017	2018	2017
Current income taxes	(millions)
Federal	$24.1	$14.5	$22.8	$14.4
State	5.3	2.6	4.8	2.6
Total	29.4	17.1	27.6	17.0
Deferred income taxes
Federal	(25.1)	9.1	(21.5)	16.9
State	44.7	2.0	46.7	3.4
Total	19.6	11.1	25.2	20.3
Investment tax credit amortization	(0.2)	(0.2)	(0.5)	(0.5)
Income tax expense	$48.8	$28.0	$52.3	$36.8
Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Evergy
	Three Months Ended June 30		Year to Date June 30
	2018	2017	2018	2017
Federal statutory income tax rate	21.0%	35.0%	21.0%	35.0%
Effect of:
COLI policies	(1.9)	(4.3)	(2.5)	(4.3)
State income taxes	6.2	4.7	5.1	4.3
Flow through depreciation for plant-related differences	(5.5)	2.9	(2.0)	3.3
Federal tax credits	(5.5)	(7.1)	(7.7)	(7.0)
Non-controlling interest	(0.3)	(1.1)	(0.4)	(1.1)
AFUDC equity	0.1	—	(0.1)	(0.1)
Amortization of federal investment tax credits	(0.6)	(0.5)	(0.6)	(0.5)
State tax rate change	(89.1)	—	(40.3)	—
Valuation allowance	1.1	—	1.6	—
Stock compensation	(2.9)	—	(1.9)	(2.1)
Other	1.8	2.5	0.6	1.4
Effective income tax rate	(75.6)%	32.1%	(27.2)%	28.9%
The decrease in Evergy's state tax rate change for the three months ended and year to date, June 30, 2018, compared to the same periods in 2017, is primarily due to the revaluation of Westar Energy's state deferred income tax assets and liabilities based on the Evergy composite tax rate as a result of the merger.

Westar Energy
	Three Months Ended June 30		Year to Date June 30
	2018	2017	2018	2017
Federal statutory income tax rate	21.0%	35.0%	21.0%	35.0%
Effect of:
COLI policies	(6.9)	(4.3)	(4.0)	(4.3)
State income taxes	18.8	4.7	7.8	4.3
Flow through depreciation for plant-related differences	(11.2)	2.9	(2.1)	3.3
Federal tax credits	(18.1)	(7.1)	(11.6)	(7.0)
Non-controlling interest	(1.1)	(1.1)	(0.7)	(1.1)
AFUDC equity	—	—	(0.1)	(0.1)
Amortization of federal investment tax credits	(1.3)	(0.5)	(0.8)	(0.5)
State tax rate change	(219.6)	—	(54.8)	—
Valuation allowance	0.6	—	1.7	—
Stock compensation	(7.2)	—	(2.6)	(2.1)
Other	1.2	2.5	(0.1)	1.4
Effective income tax rate	(223.8)%	32.1%	(46.3)%	28.9%
The decrease in Westar Energy's state tax rate change for the three months ended and year to date, June 30, 2018, compared to the same periods in 2017, is primarily due to the revaluation of Westar Energy's state deferred income tax assets and liabilities based on the Evergy composite tax rate as a result of the merger.

KCP&L
	Three Months Ended June 30		Year to Date June 30
	2018	2017	2018	2017
Federal statutory income tax rate	21.0%	35.0%	21.0%	35.0%
Effect of:
COLI policies	(0.2)	(0.3)	(0.2)	(0.3)
State income taxes	5.4	3.8	5.3	3.9
Flow through depreciation for plant-related differences	(4.2)	0.6	(4.9)	0.5
Federal tax credits	(1.8)	(1.8)	(1.8)	(1.8)
AFUDC equity	(0.1)	(0.7)	(0.2)	(0.7)
Amortization of federal investment tax credits	(0.4)	(0.4)	(0.4)	(0.4)
State tax rate change	48.5	—	36.6	—
Stock compensation	—	(0.1)	—	0.3
Other	(1.8)	—	(1.6)	0.1
Effective income tax rate	66.4%	36.1%	53.8%	36.6%
The increase in KCP&L's state tax rate change for the three months ended and year to date, June 30, 2018, compared to the same periods in 2017, is primarily due to the revaluation of KCP&L's state deferred income tax assets and liabilities based on the Evergy composite tax rate as a result of the merger, partially offset by a revaluation of KCP&L's state deferred income tax assets and liabilities as a result of the enactment of Missouri state income tax reform in June 2018.
Federal Tax Reform
In December 2017, the U.S. Congress passed and President Donald Trump signed Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act represents the first major reform in U.S. income tax law since 1986. Most notably, the Tax Cuts and Jobs Act reduces the current top corporate income tax rate from 35% to 21% beginning in 2018, repeals the corporate Alternative Minimum Tax (AMT), makes existing AMT tax credit carryforwards refundable, and changes the deductibility and taxability of certain items, among other things. Westar Energy, KCP&L and GMO currently recover the cost of income taxes in rates from their customers based on the 35% federal corporate income tax rate.
In January 2018, KCC issued an order requiring certain regulated public utilities, including Westar Energy and KCP&L, to begin recording a regulatory liability for the difference between the new corporate tax rate and amounts currently collected in rates. In May 2018 and June 2018, Westar Energy and KCP&L entered into settlement agreements with KCC staff and other intervenors in which they further agreed to begin deferring any impacts of the Tax Cuts and Jobs Act on their excess accumulated deferred income taxes to a regulatory liability. KCC approved these settlement agreements in June 2018. As outlined in the settlement agreements, the final treatment of these regulatory liabilities will be determined by KCC as part of Westar Energy's and KCP&L's current Kansas rate cases.

As a result of the KCC order and settlement agreements discussed above and the probability that KCP&L and GMO will be required to make similar refunds to their Missouri customers, Evergy, Westar Energy and KCP&L have recorded regulatory liabilities for anticipated refunds to customers as of June 30, 2018 of $93.5 million, $38.2 million and $39.8 million, respectively. The actual regulatory treatment of tax reform and these regulatory liabilities will not be known until orders specifying the treatment are received from KCC and the MPSC and any amounts ultimately refunded to customers could differ from the amounts recorded.
Missouri Tax Reform
On June 1, 2018, the Missouri governor signed Senate Bill (S.B.) 884 into law. Most notably, S.B. 884 reduces the corporate income tax rate from 6.25% to 4.0% beginning in 2020, provides for the mandatory use of the single sales factor formula and eliminates intercompany transactions between corporations that file a consolidated Missouri income tax return.
As a result of the change in the Missouri corporate income tax rate, KCP&L revalued and restated its deferred income tax assets and liabilities as of June 1, 2018. KCP&L decreased its net deferred income tax liabilities by $46.6 million, primarily consisting of a $28.8 million adjustment for the revaluation and restatement of deferred income tax assets and liabilities included in Missouri jurisdictional rate base and a $9.9 million tax gross-up adjustment for ratemaking purposes. The decrease to KCP&L's net deferred income tax liabilities included in Missouri jurisdictional rate base were offset by a corresponding increase in regulatory liabilities. The net regulatory liabilities will be amortized to customers over a period to be determined in a future rate case.
KCP&L recognized $15.5 million of income tax benefit primarily related to the difference between KCP&L's revaluation of its deferred income tax assets and liabilities for financial reporting purposes and the amount of the revaluation pertaining to KCP&L's Missouri jurisdictional rate base.
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following combined Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the consolidated financial statements and accompanying notes in this combined Quarterly Report on Form 10-Q, the Westar Energy First Quarter 2018 Quarterly Report on Form 10-Q, the Great Plains Energy and KCP&L combined First Quarter 2018 Quarterly Report on Form 10-Q, the Westar Energy 2017 Form 10-K and the Great Plains Energy and KCP&L combined 2017 Form 10-K. None of the registrants make any representation as to information related solely to Evergy, Westar Energy or KCP&L other than itself.

EVERGY, INC.
EXECUTIVE SUMMARY
Evergy, Inc. is a public utility holding company incorporated in 2017 and headquartered in Kansas City, Missouri. Evergy operates primarily through the following wholly-owned direct subsidiaries:

•
Westar Energy is an integrated, regulated electric utility that provides electricity to customers in the state of Kansas. Westar Energy has one active wholly-owned subsidiary with significant operations, KGE.

•	KCP&L is an integrated, regulated electric utility that provides electricity to customers in the states of Missouri and Kansas. KCP&L has one active wholly-owned subsidiary, KCP&L Receivables Company.

•
GMO is an integrated, regulated electric utility that provides electricity to customers in the state of Missouri. GMO also provides regulated steam service to certain customers in the St. Joseph, Missouri area. GMO has one active wholly-owned subsidiary, GMO Receivables Company.

•
GPETHC owns 13.5% of Transource Energy, LLC Transource with the remaining 86.5% owned by AEP Transmission Holding Company, LLC, a subsidiary of AEP. Transource is focused on the development of competitive electric transmission projects. GPETHC accounts for its investment in Transource under the equity method.

Westar Energy also owns a 50% interest in Prairie Wind, which is a joint venture between Westar Energy and Electric Transmission America, LLC, which itself is a joint venture between affiliates of AEP and Berkshire Hathaway Energy Company. Prairie Wind owns a 108-mile, 345 kV double-circuit transmission line that is now being used to provide transmission service in the SPP. Westar Energy accounts for its investment in Prairie Wind under the equity method.
Westar Energy and KGE conduct business in their respective service territories using the name Westar Energy. KCP&L and GMO conduct business in their respective service territories using the name KCP&L. Collectively, the Evergy Companies have approximately 13,100 MWs of owned generating capacity and engage in the generation, transmission, distribution and sale of electricity to approximately 1.6 million customers in the states of Kansas and Missouri. The Evergy Companies assess financial performance and allocate resources on a consolidated basis (i.e. operate in one segment).
Great Plains Energy and Westar Energy Merger
Evergy was incorporated in 2017 as Monarch Energy, a wholly-owned subsidiary of Great Plains Energy. Prior to the closing of the merger transactions, Monarch Energy changed its name to Evergy and did not conduct any business activities other than those required for its formation and matters contemplated by the Amended Merger Agreement. On June 4, 2018, in accordance with the Amended Merger Agreement, Great Plains Energy merged into Evergy, with Evergy surviving the merger and King Energy merged into Westar Energy, with Westar Energy surviving the merger. These merger transactions resulted in Evergy becoming the parent entity of Westar Energy and the direct subsidiaries of Great Plains Energy, including KCP&L and GMO. As a result of the closing of the merger transactions, each outstanding share of Great Plains Energy common stock was converted into 0.5981 shares of Evergy common stock, resulting in the issuance of 128.9 million shares. Additionally, each outstanding share of Westar Energy common stock was converted into 1 share of Evergy common stock.
Westar Energy was determined to be the accounting acquirer and thus, the predecessor of Evergy. Therefore, Evergy's accompanying consolidated financial statements reflect the results of operations of Westar Energy for the three months ended and year to date June 30, 2017 and the financial position of Westar Energy as of December 31, 2017. Evergy had separate operations for the period beginning with the quarter ended June 30, 2018, and references to amounts for periods after the closing of the merger relate to Evergy. The results of Great Plains Energy's direct subsidiaries have been included in Evergy's results of operations from the date of the closing of the merger and thereafter.

KCP&L has elected not to apply "push-down accounting" related to the merger, whereby the adjustments of assets and liabilities to fair value and the resulting goodwill would be recorded on the financial statements of the acquired subsidiary. These adjustments for KCP&L, as well as those related to the acquired assets and liabilities of Great Plains Energy and its other direct subsidiaries, are reflected at consolidated Evergy.
See Note 2 to the consolidated financial statements for more information regarding the merger.
Share Repurchase Program
In July 2018, the Evergy Board authorized the repurchase of up to 60 million shares of Evergy's common stock. Although this repurchase authorization has no expiration date, Evergy expects to repurchase the 60 million shares by mid-2020. Evergy plans to utilize various methods to effectuate the share repurchase program, including but not limited to, a series of transactions that may include accelerated share repurchases, open market transactions or other means, subject to market conditions and applicable legal requirements. The repurchase program may be suspended, discontinued or resumed at any time.
Missouri Legislation
On June 1, 2018, Missouri S.B. 564 was signed into law by the Governor of Missouri. Most notably, S.B. 564 includes a plant-in service accounting (PISA) provision that can be elected by Missouri electric utilities to defer to a regulatory asset and recover 85% of depreciation expense and associated return on investment for qualifying electric plant rate base additions. Qualifying electric plant includes all rate base additions with the exception of new coal, nuclear or natural gas generating units or rate base additions that increase revenues by allowing service to new customer premises. The deferred depreciation and return in the associated regulatory asset, except for any prudence disallowances, are required to be included in determining the utility's rate base during subsequent general rate proceedings subject to a 3% compound annual growth rate limitation on future electric rates compared with the utility's rates in effect prior to electing PISA. Utilities that elect the PISA provision can make qualifying deferrals of depreciation and return through December 2023, with a potential extension through December 2028 subject to MPSC approval. KCP&L and GMO are currently evaluating the provisions of S.B. 564.
Strategy
Evergy expects to continue operating its vertically integrated utilities within their existing regulatory frameworks. Evergy's objectives are to deliver value to shareholders through attractive earnings and dividend growth; serve customers and communities with reliable service, clean energy and fewer and lower rate increases; and maintain a rewarding and challenging work environment for employees. Significant elements of Evergy's strategy to achieve these objectives include:

•
the realization of a total of approximately $600 million of potential net savings from 2018 through 2022 resulting from synergies that are expected to be created as a result of the Westar Energy and Great Plains Energy merger;

•	the repurchase of approximately 60 million outstanding shares of Evergy common stock by mid-2020;

•	anticipated rate base investment of approximately $6 billion from 2018 through 2022; and

•	the continued growth of Evergy's renewable energy portfolio as the Evergy Companies retire older and less efficient fossil fuel plants.
See "Cautionary Statements Regarding Certain Forward-Looking Information" and Part II, Item 1A, Risk Factors, for additional information.

Earnings Overview
The following table summarizes Evergy's net income and diluted EPS.

	Three Months Ended June 30			Year to Date June 30
	2018	2017	Change	2018	2017	Change
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$101.8	$72.1	$29.7	$162.3	$131.7	$30.6
Earnings per common share, diluted	0.56	0.50	0.06	1.00	0.92	0.08
Net income and diluted EPS increased for the three months ended and year to date June 30, 2018, compared to the same periods in 2017, primarily due to the inclusion of KCP&L's and GMO's earnings beginning in June 2018, higher Westar Energy retail sales driven by favorable weather and lower income tax expense, partially offset by merger-related costs and reductions of revenue for customer bill credits incurred in June 2018 following the consummation of the merger.
In addition, a higher number of diluted weighted average common shares outstanding due to the issuance of common shares to Great Plains Energy shareholders as a result of the merger diluted earnings per share by $0.15 and $0.14 for the three months ended and year to date June 30, 2018, respectively.
For additional information regarding the change in net income, refer to the Evergy Results of Operations section within this MD&A.
Regulatory Proceedings
See Note 5 to the consolidated financial statements for information regarding regulatory proceedings.
Impact of Recently Issued Accounting Standards
See Note 1 to the consolidated financial statements for information regarding the impact of recently issued accounting standards.
Wolf Creek Refueling Outage
Wolf Creek's most recent refueling outage began in March 2018 and the unit returned to service in May 2018. Wolf Creek's next refueling outage is planned to begin in the third quarter of 2019.
ENVIRONMENTAL MATTERS
See Note 12 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 14 to the consolidated financial statements for information regarding related party transactions.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates that could have been used could have a material impact on Evergy's results of operations and financial position. The accounting policies and estimates that Evergy believes were the most critical in nature were reported in the Westar Energy 2017 Form 10-K and the Great Plains Energy and KCP&L combined 2017 Form 10-K. There have been no material changes with regard to these critical accounting policies and estimates.

EVERGY RESULTS OF OPERATIONS
Evergy's results of operations and financial position are affected by a variety of factors including rate regulation, fuel costs, weather, customer behavior and demand, the economy and competitive forces.
Substantially all of Evergy's revenues are subject to state or federal regulation. This regulation has a significant impact on the price the Evergy Companies charge for electric service. Evergy's results of operations and financial position are affected by its ability to align overall spending, both operating and capital, within the frameworks established by its regulators.
Wholesale revenues are impacted by, among other factors, demand, cost and availability of fuel and purchased power, price volatility, available generation capacity, transmission availability and weather.
The Evergy Companies primarily use coal and nuclear fuel for the generation of electricity for their customers and also purchase power on the open market. The prices for these commodities can fluctuate significantly due to a variety of factors including supply, demand, weather and the broader economic environment. Westar Energy, KCP&L and GMO have fuel recovery mechanisms in their Kansas and Missouri jurisdictions, as applicable, that allow them to defer and subsequently recover or refund, through customer rates, substantially all of the variance in net energy costs from the amount set in base rates without a general rate case proceeding.
Weather significantly affects the amount of electricity that Evergy's customers use as electricity sales are seasonal. As summer peaking utilities, the third quarter typically accounts for the greatest electricity sales by the Evergy Companies. Hot summer temperatures and cold winter temperatures prompt more demand, especially among residential and commercial customers, and to a lesser extent, industrial customers. Mild weather reduces customer demand.
Energy efficiency investments by customers and the Evergy Companies also can affect the demand for electric service. Through the Missouri Energy Efficiency Investment Act (MEEIA), KCP&L and GMO offer energy efficiency and demand side management programs to their Missouri retail customers and recover program costs, throughput disincentive and as applicable, certain performance incentives in retail rates through a rider mechanism.
The following table summarizes Evergy's comparative results of operations.

	Three Months Ended June 30			Year to Date June 30
	2018	2017	Change	2018	2017	Change
	(millions)
Operating revenues	$893.4	$609.3	$284.1	$1,493.6	$1,181.9	$311.7
Fuel and purchased power	229.7	111.8	117.9	365.2	225.6	139.6
SPP network transmission costs	68.4	61.8	6.6	136.0	122.4	13.6
Other operating expenses	340.4	181.5	158.9	524.3	359.6	164.7
Depreciation and amortization	128.0	94.0	34.0	217.7	182.7	35.0
Income from operations	126.9	160.2	(33.3)	250.4	291.6	(41.2)
Other income (expense)	(10.5)	(6.1)	(4.4)	(19.4)	(13.8)	(5.6)
Interest expense	58.4	43.7	14.7	102.2	84.8	17.4
Income tax expense (benefit)	(45.0)	35.9	(80.9)	(35.8)	56.8	(92.6)
Equity in earnings of equity method investees, net of income taxes	1.4	1.5	(0.1)	2.7	3.3	(0.6)
Net income	104.4	76.0	28.4	167.3	139.5	27.8
Less: Net income attributable to noncontrolling interests	2.6	3.9	(1.3)	5.0	7.8	(2.8)
Net income attributable to Evergy, Inc.	$101.8	$72.1	$29.7	$162.3	$131.7	$30.6

Evergy Utility Gross Margin and MWh Sales
Utility gross margin is a financial measure that is not calculated in accordance with GAAP.  Utility gross margin, as used by the Evergy Companies, is defined as operating revenues less fuel and purchased power costs and amounts billed by the SPP for network transmission costs. Expenses for fuel and purchased power costs, offset by wholesale sales margin, are subject to recovery through cost adjustment mechanisms.  As a result, changes in fuel and purchased power costs are offset in operating revenues with minimal impact on net income. In addition, SPP network transmission costs fluctuate primarily due to investments by SPP members for upgrades to the transmission grid within the SPP Regional Transmission Organization (RTO).  As with fuel and purchased power costs, changes in SPP network transmission costs are mostly reflected in the prices charged to customers with minimal impact on net income.
Management believes that utility gross margin provides a meaningful basis for evaluating the Evergy Companies' operations across periods compared with operating revenues because utility gross margin excludes the revenue effect of fluctuations in these expenses.  Utility gross margin is used internally to measure performance against budget and in reports for management and the Evergy Board.  The Evergy Companies' definition of utility gross margin may differ from similar terms used by other companies.
The following tables summarize Evergy's utility gross margin and MWhs sold.

	Revenues and Costs			MWhs Sold
Three Months Ended June 30	2018	2017	Change	2018	2017	Change
Retail revenues	(millions)			(thousands)
Residential	$342.0	$181.6	$160.4	3,326	1,393	1,933
Commercial	259.1	175.7	83.4	3,695	1,814	1,881
Industrial	108.6	104.1	4.5	1,852	1,422	430
Other retail revenues	6.4	7.3	(0.9)	29	25	4
Total electric retail	716.1	468.7	247.4	8,902	4,654	4,248
Wholesale revenues	89.7	68.8	20.9	3,004	1,993	1,011
Transmission revenues	75.1	71.5	3.6	N/A	N/A	N/A
Other revenues	12.5	0.3	12.2	N/A	N/A	N/A
Operating revenues	893.4	609.3	284.1	11,906	6,647	5,259
Fuel and purchased power	(229.7)	(111.8)	(117.9)
SPP network transmission costs	(68.4)	(61.8)	(6.6)
Utility gross margin (a)	$595.3	$435.7	$159.6
(a) Utility gross margin is a non-GAAP financial measure. See explanation of utility gross margin above.

	Revenues and Costs			MWhs Sold
Year to Date June 30	2018	2017	Change	2018	2017	Change
Retail revenues	(millions)			(thousands)
Residential	$522.3	$350.9	$171.4	4,798	2,747	2,051
Commercial	414.5	325.3	89.2	5,392	3,432	1,960
Industrial	202.1	198.7	3.4	3,211	2,756	455
Other retail revenues	10.6	12.3	(1.7)	43	44	(1)
Total electric retail	1,149.5	887.2	262.3	13,444	8,979	4,465
Wholesale revenues	183.9	152.7	31.2	5,905	4,484	1,421
Transmission revenues	147.0	142.2	4.8	N/A	N/A	N/A
Other revenues	13.2	(0.2)	13.4	N/A	N/A	N/A
Operating revenues	1,493.6	1,181.9	311.7	19,349	13,463	5,886
Fuel and purchased power	(365.2)	(225.6)	(139.6)
SPP network transmission costs	(136.0)	(122.4)	(13.6)
Utility gross margin (a)	$992.4	$833.9	$158.5
(a) Utility gross margin is a non-GAAP financial measure. See explanation of utility gross margin above.

Evergy's utility gross margin increased $159.6 million for the three months ended June 30, 2018, compared to the same period in 2017 driven by:

•	a $170.8 million increase due to the inclusion of KCP&L's and GMO's utility gross margin beginning in June 2018; and

•
a $34.6 million increase primarily due to higher Westar Energy retail sales driven by warmer spring weather. For the three months ended June 30, 2018, compared to the same period in 2017, cooling degree days increased 73%; partially offset by

•
a $26.7 million obligation recorded at Westar Energy for one-time and annual bill credits as a result of conditions in the KCC merger order. See Note 2 to the consolidated financial statements for additional information; and

•
a $19.1 million refund obligation recorded at Westar Energy for the change in the corporate income tax rate caused by the passage of the Tax Cuts and Jobs Act. See Note 17 to the consolidated financial statements for additional information.

Evergy's utility gross margin increased $158.5 million year to date June 30, 2018, compared to the same period in 2017 driven by:

•	a $170.8 million increase due to the inclusion of KCP&L's and GMO's utility gross margin beginning in June 2018; and

•
a $52.6 million increase primarily due to higher Westar Energy retail sales driven by warmer spring weather and colder winter weather. For year to date June 30, 2018, compared to the same period in 2017, cooling degree days increased 69% and heating degree days increased 27%; partially offset by

•
a $38.2 million refund obligation recorded at Westar Energy for the change in the corporate income tax rate caused by the passage of the Tax Cuts and Jobs Act. See Note 17 to the consolidated financial statements for additional information; and

•
a $26.7 million obligation recorded at Westar Energy for one-time and annual bill credits as a result of conditions in the KCC merger order. See Note 2 to the consolidated financial statements for additional information.

Other Operating Expenses (including operating and maintenance expense and taxes other than income tax)
Evergy's other operating expenses increased $158.9 million and $164.7 million for the three months ended and year to date June 30, 2018, respectively, compared to the same periods in 2017 primarily driven by:

•
a $61.7 million increase in operating and maintenance expense due to the inclusion of KCP&L's and GMO's operating and maintenance expenses beginning in June 2018, excluding the deferral of merger transition costs discussed below;

•	$57.5 million of merger-related costs incurred in June 2018, consisting of:

◦	$24.7 million of unconditional charitable contributions and community support recorded by Evergy in accordance with conditions in the KCC and MPSC merger orders;

◦
$39.9 million of Westar Energy change in control payments, voluntary severance and the recording of unrecognized equity compensation costs and the incremental fair value associated with the vesting of outstanding Westar Energy equity compensation awards in accordance with the Amended Merger Agreement; and

◦	$40.7 million of merger consulting fees and fees for other outside services incurred, primarily consisting of merger success fees; partially offset by

◦
a $47.8 million decrease in operating and maintenance expense due to the deferral of merger transition costs to a regulatory asset in June 2018 for future recovery by Westar Energy, KCP&L and GMO in accordance with the KCC and MPSC merger orders;

•
$12.3 million of obsolete inventory write-offs for Westar Energy's Unit 7 at Tecumseh Energy Center, Units 3 and 4 at Murray Gill Energy Center and Units 1 and 2 at Gordon Evans Energy Center, which are expected to be retired in the second half of 2018; and

•	a $13.9 million increase in taxes other than income taxes due to the inclusion of KCP&L and GMO amounts beginning in June 2018.
Depreciation and Amortization
Evergy's depreciation and amortization increased $34.0 million and $35.0 million for the three months ended and year to date June 30, 2018, respectively, compared to the same periods in 2017 primarily driven by a $32.0 million increase due to the inclusion of KCP&L's and GMO's depreciation expense beginning in June 2018.
Interest Expense
Evergy's interest expense increased $14.7 million and $17.4 million for the three months ended and year to date June 30, 2018, respectively, compared to the same periods in 2017 primarily driven by a $14.0 million increase due to the inclusion of KCP&L's and GMO's interest expense beginning in June 2018 and Evergy's assumption of Great Plains Energy's $350.0 million of 4.850% unsecured Senior Notes and $287.5 million of 5.292% unsecured Senior Notes upon the consummation of the merger.
Income Tax Expense
Evergy's income tax expense decreased $80.9 million for the three months ended June 30, 2018, compared to the same period in 2017 primarily driven by:

•	a $52.6 million decrease related to the revaluation of Westar Energy's deferred income tax assets and liabilities based on the Evergy composite tax rate as a result of the merger;

•	a $35.7 million decrease due to lower Westar Energy pre-tax income; and

•	a $2.8 million decrease in Westar Energy's income tax expense as a result of the decrease in the federal statutory income tax rate in 2018; partially offset by

•	an $8.7 million increase as a result of the inclusion of income tax expense related to the subsidiaries of Great Plains Energy beginning in June 2018.
Evergy's income tax expense decreased $92.6 million year to date June 30, 2018, compared to the same period in 2017 primarily driven by:

•	a $52.6 million decrease related to the revaluation of Westar Energy's deferred income tax assets and liabilities based on the Evergy composite tax rate as a result of the merger;

•	a $40.6 million decrease due to lower Westar Energy pre-tax income; and

•	a $12.2 million decrease in Westar Energy's income tax expense as a result of the decrease in the federal statutory income tax rate in 2018; partially offset by

•	an $8.7 million increase as a result of the inclusion of income tax expense related to the subsidiaries of Great Plains Energy beginning in June 2018.

EVERGY SIGNIFICANT BALANCE SHEET CHANGES
(June 30, 2018 compared to December 31, 2017)
The following table summarizes Evergy's significant balance sheet changes.

	Total Change	Change Due to Merger	Remaining Change
Assets	(in millions)
Cash and cash equivalents	$1,276.7	$1,154.2	$122.5
Accounts receivable, net	198.0	155.6	42.4
Accounts receivable pledged as collateral	195.0	180.0	15.0
Fuel inventories and supplies	246.3	271.5	(25.2)
Regulatory assets - current	248.2	207.8	40.4
Prepaid expenses and other assets	46.1	41.5	4.6
Property, plant and equipment, net	9,266.1	9,179.7	86.4
Property, plant and equipment of variable interest entities, net	(3.6)	—	(3.6)
Regulatory assets	852.5	829.1	23.4
Nuclear decommissioning trust	261.1	261.3	(0.2)
Goodwill	2,333.7	2,333.7	—
Other	114.8	145.5	(30.7)
Liabilities
Current maturities of long-term debt	819.3	415.3	404.0
Current maturities of long-term debt of variable interest entities	1.8	—	1.8
Notes payable and commercial paper	803.6	561.0	242.6
Collateralized note payable	195.0	180.0	15.0
Accounts payable	123.4	191.4	(68.0)
Accrued dividends	(53.8)	—	(53.8)
Accrued taxes	122.6	82.0	40.6
Accrued interest	9.3	48.0	(38.7)
Regulatory liabilities - current	77.9	17.7	60.2
Other current liabilities	155.1	119.1	36.0
Long-term debt, net	2,953.5	3,358.6	(405.1)
Long-term debt of variable interest entities, net	(30.3)	—	(30.3)
Deferred income taxes	620.6	664.9	(44.3)
Unamortized investment tax credits	122.8	124.3	(1.5)
Regulatory liabilities	1,267.8	1,172.9	94.9
Pension and post-retirement liability	467.9	477.3	(9.4)
Asset retirement obligations	247.9	366.1	(118.2)
Other long-term liabilities	95.5	83.1	12.4
See Note 2 to the consolidated financial statements for additional information regarding changes in Evergy's balance sheet due to the merger.
The following are significant balance sheet changes in addition to those due to the Great Plains Energy and Westar Energy merger:

•
Evergy's cash and cash equivalents increased $122.5 million primarily due to receiving $140.6 million in proceeds from the settlement of Great Plains Energy's deal-contingent interest rate swaps following the closing of the merger in June 2018.

•	Evergy's receivables, net increased $42.4 million primarily due to seasonal increases in customer accounts receivable.

•
Evergy's current maturities of long-term debt increased by $404.0 million and long-term debt decreased by $405.1 million primarily due to the reclassification of KCP&L's $400.0 million of 7.15% Series 2009A General Mortgage Bonds from long-term to current.

•	Evergy's notes payable and commercial paper increased $242.6 million primarily due to borrowings for general corporate purposes.

•	Evergy's accounts payable decreased $68.0 million primarily due to the timing of cash payments.

•
Evergy's accrued dividends decreased $53.8 million due to the timing of payment for Westar Energy's common stock dividend declared in May 2018, which was paid in June 2018, and its common stock dividend declared in November 2017, which was paid in January 2018.

•
Evergy's long-term debt of variable interest entities, net decreased $30.3 million primarily due to the VIE that holds the La Cygne Unit 2 leasehold interest having made principal payments totaling $28.5 million.

•
Evergy's asset retirement obligations decreased $118.2 million primarily due to a $127.0 million decrease in Evergy's and Westar Energy's AROs for a revision in estimate primarily related to Westar Energy's ARO to decommission its 47% ownership share of Wolf Creek. See Note 6 to the consolidated financial statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES
Evergy relies primarily upon cash from operations, short-term borrowings, debt issuances and its existing cash and cash equivalents to fund its capital requirements. Evergy's capital requirements primarily consist of capital expenditures, payment of contractual obligations and other commitments, the payment of dividends to shareholders and the anticipated repurchase of common shares.
Capital Sources
Cash Flows from Operations
Evergy's cash flows from operations are driven by the regulated sale of electricity. These cash flows are relatively stable but the timing and level of these cash flows can vary based on weather and economic conditions, future regulatory proceedings, the timing of cash payments made for costs recoverable under regulatory mechanisms and the time such costs are recovered, and unanticipated expenses such as unplanned plant outages and/or storms.
Short-Term Borrowings
As of June 30, 2018, Evergy had $1.1 billion of available borrowing capacity from unused bank lines of credit and receivable sale agreements. Westar Energy's, KCP&L's and GMO's borrowing capacity under their revolving credit facilities also support their issuance of commercial paper. The available borrowing capacity consisted of $139.0 million from Evergy's revolving credit facility, $472.8 million from Westar Energy's credit facilities, $274.9 million from KCP&L's credit facilities and $239.3 million from GMO's credit facilities. See Notes 4 and 9 to the consolidated financial statements for more information regarding the receivable sale agreements and revolving credit facilities, respectively. Along with cash flows from operations, Evergy generally uses these liquid resources to meet its day-to-day cash flow requirements.

Long-Term Debt and Equity Issuances
From time to time, Evergy issues long-term debt and/or equity to repay short-term debt, refinance maturing long-term debt and finance growth. As of June 30, 2018 and December 31, 2017, Evergy’s capital structure, excluding short-term debt, was as follows:

	June 30	December 31
	2018	2017
Common equity	59%	51%
Noncontrolling interests	<0%	<0%
Long-term debt, including VIEs	41%	49%
Following the completion of its anticipated common stock repurchase plan, Evergy anticipates having a common equity to total capitalization ratio of approximately 50%.
Under stipulations with the MPSC and KCC, Evergy, Westar Energy and KCP&L are required to maintain common equity at not less than 35%, 40% and 40%, respectively, of total capitalization. The revolving credit facilities and certain debt instruments of the Evergy Companies also contain restrictions that require the maintenance of certain capitalization and leverage ratios. As of June 30, 2018, the Evergy Companies were in compliance with these covenants.
Significant Debt Issuances
See Note 10 to the consolidated financial statements for information regarding significant debt issuances.
Credit Ratings
The ratings of the Evergy Companies' securities by the credit rating agencies impact their liquidity, including the cost of borrowings under their revolving credit agreements and in the capital markets. The Evergy Companies view maintenance of strong credit ratings as extremely important to the Evergy Companies' access to and cost of debt financing and, to that end, maintain an active and ongoing dialogue with the agencies with respect to results of operations, financial position and future prospects. While a decrease in these credit ratings would not cause any acceleration of the Evergy Companies' debt, it could increase interest charges under revolving credit agreements. A decrease in credit ratings could also have, among other things, an adverse impact, which could be material, on the Evergy Companies' access to capital, the cost of funds, the ability to recover actual interest costs in state regulatory proceedings, the type and amounts of collateral required under supply agreements and Evergy's ability to provide credit support for its subsidiaries.

As of August 8, 2018, the major credit rating agencies rated the Evergy Companies' securities as detailed in the following table.

	Moody's	S&P Global
	Investors Service	Ratings
Evergy
Outlook	Stable	Stable
Corporate Credit Rating	--	A-
Senior Unsecured Debt	Baa2	BBB+

Westar Energy
Outlook	Stable	Stable
Corporate Credit Rating	Baa1	A-
Senior Secured Debt	A2	A
Commercial Paper	P-2	A-2

KGE
Outlook	Stable	Stable
Corporate Credit Rating	Baa1	A-
Senior Secured Debt	A2	A

KCP&L
Outlook	Stable	Stable
Corporate Credit Rating	Baa1	A-
Senior Secured Debt	A2	A
Senior Unsecured Debt	Baa1	A-
Commercial Paper	P-2	A-2

GMO
Outlook	Stable	Stable
Corporate Credit Rating	Baa2	A-
Senior Unsecured Debt	Baa2	A-
Commercial Paper	P-2	A-2
A securities rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency.
Shelf Registration Statements and Regulatory Authorizations
Westar Energy
Westar Energy has an effective shelf registration statement providing for the sale of unlimited amounts of unsecured debt securities and first mortgage bonds with the SEC that expires in March 2019.
KCP&L
KCP&L has an effective shelf registration statement providing for the sale of $1.1 billion in aggregate principal amount of notes and mortgage bonds that expires in April 2021.

The following table summarizes the short-term and long-term debt financing authorizations for Westar Energy, KGE, KCP&L and GMO and the remaining amount available under these authorizations as of June 30, 2018.

Type of Authorization	Commission	Expiration Date	Authorization Amount	Available Under Authorization
Westar Energy & KGE			(in millions)
Short-Term Debt	FERC	February 2020	$1,000.0	$511.8
KCP&L
Short-Term Debt	FERC	December 2018	$1,000.0	$677.6
Long-Term Debt	MPSC	September 2019	$750.0	$450.0
GMO
Short-Term Debt	FERC	March 2020	$750.0	$541.3
In addition to the above regulatory authorizations for KCP&L and GMO, the Westar Energy and KGE mortgages each contain provisions restricting the amount of First Mortgage Bonds (FMBs) that can be issued by each entity. Westar Energy and KGE must comply with these restrictions prior to the issuance of additional FMBs or other secured indebtedness.
Under the Westar Energy mortgage, the issuance of bonds is subject to limitations based on the amount of bondable property additions. In addition, so long as any bonds issued prior to January 1, 1997, remain outstanding, the mortgage prohibits additional FMBs from being issued, except in connection with certain refundings, unless Westar Energy’s unconsolidated net earnings available for interest, depreciation and property retirement (which as defined, does not include earnings or losses attributable to the ownership of securities of subsidiaries), for a period of 12 consecutive months within 15 months preceding the issuance, are not less than the greater of twice the annual interest charges on or 10% of the principal amount of all FMBs outstanding after giving effect to the proposed issuance. As of June 30, 2018, $382.8 million principal amount of additional FMBs could be issued under the most restrictive provisions in the mortgage, except in connection with certain refundings.
Under the KGE mortgage, the amount of FMBs authorized is limited to a maximum of $3.5 billion and the issuance of bonds is subject to limitations based on the amount of bondable property additions. In addition, the mortgage prohibits additional FMBs from being issued, except in connection with certain refundings, unless KGE’s net earnings before income taxes and before provision for retirement and depreciation of property for a period of 12 consecutive months within 15 months preceding the issuance are not less than either two and one-half times the annual interest charges on or 10% of the principal amount of all KGE FMBs outstanding after giving effect to the proposed issuance. As of June 30, 2018, approximately $1.5 billion principal amount of additional KGE FMBs could be issued under the most restrictive provisions in the mortgage, except in connection with certain refundings.

Cash and Cash Equivalents
At June 30, 2018, Evergy had approximately $1.3 billion of cash and cash equivalents on hand. Under the Amended Merger Agreement, Great Plains Energy was required to have not less than $1.25 billion in cash and cash equivalents on its balance sheet at the closing of the merger with Westar Energy. Evergy anticipates that this excess cash will be returned to its shareholders through the repurchase of common stock.
Capital Requirements
Capital Expenditures
Evergy requires significant capital investments and expects to need cash primarily for utility construction programs designed to improve and expand facilities related to providing electric service, which include, but are not limited to, expenditures to develop new transmission lines and improvements to power plants, transmission and distribution lines and equipment.

Evergy's anticipated capital expenditures for the next several years were reported in the Westar Energy 2017 Form 10-K and the Great Plains Energy and KCP&L combined 2017 Form 10-K. There have been no material changes with regard to these anticipated capital expenditures.
Contractual Obligations and Other Commitments
In the course of its business activities, the Evergy Companies enter into a variety of contracts and commercial commitments. Some of these result in direct obligations reflected on Evergy's consolidated balance sheets while others are commitments, some firm and some based on uncertainties, not reflected in Evergy's underlying consolidated financial statements. There have been no material changes with regards to the contractual obligations and commitments disclosed in Supplemental Capital Requirements and Liquidity Information in MD&A in the Great Plains Energy and KCP&L combined 2017 Form 10-K and in Contractual Obligations and Commercial Commitments in the Westar Energy 2017 Form 10-K.
Common Stock Dividends
The amount and timing of dividends payable on Evergy's common stock are within the sole discretion of Evergy's Board of Directors. The amount and timing of dividends declared by the Evergy Board of Directors will be dependent on considerations such as Evergy's earnings, financial position, cash flows, capitalization ratios, regulation, reinvestment opportunities and debt covenants. Evergy targets a long-term dividend payout ratio of 60% to 70% of earnings.
The Evergy Companies also have certain restrictions stemming from statutory requirements, corporate organizational documents, covenants and other conditions that could affect dividend levels. See Note 15 to the consolidated financial statements for further discussion of restrictions on dividend payments.
Common Stock Repurchase Plan
In July 2018, the Evergy Board authorized the repurchase of up to 60 million shares of Evergy's common stock. Although this repurchase authorization has no expiration date, Evergy expects to repurchase the 60 million shares by mid-2020. See "Executive Summary - Share Repurchase Program" for additional information.

Impact of Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act will result in lower operating cash flows for the Evergy Companies as a result of lower customer rates resulting from lower income tax expense recoveries and the settlement of related deferred income tax regulatory liabilities, which are significant. These decreases in operating cash flows are expected to exceed the increase in operating cash flows for the Evergy Companies resulting from the lower corporate federal income tax rate. These net regulatory liabilities will be refunded in future rates by amortizing amounts related to plant assets over the remaining useful life of the assets and amortizing the amounts related to the other items over periods to be determined in future rate cases.
Off-Balance Sheet Arrangements
In the ordinary course of business, Evergy and certain of its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include, for example, guarantees and letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiary's intended business purposes. In connection with the closing of the merger, Evergy assumed the guarantees previously provided to GMO by Great Plains Energy. The majority of these agreements guarantee Evergy's own future performance, so a liability for the fair value of the obligation is not recorded.
At June 30, 2018, Evergy has provided $112.3 million of credit support for GMO as follows:

•	Evergy direct guarantees to GMO counterparties totaling $18.0 million, which expire in 2018, and

•	Evergy's guarantee of GMO long-term debt totaling $94.3 million, which includes debt with maturity dates ranging from 2019 to 2023.

Evergy has also guaranteed GMO's commercial paper program. At June 30, 2018, GMO had $208.7 million of commercial paper outstanding. None of the guaranteed obligations are subject to default or prepayment if GMO's credit ratings were downgraded.
The Evergy Companies also have off-balance sheet arrangements in the form of operating leases and letters of credit entered into in the ordinary course of business.
Cash Flows
The following table presents Evergy's cash flows from operating, investing and financing activities.

Year to Date June 30	2018	2017
	(in millions)
Cash flows from operating activities	$397.2	$363.7
Cash flows from (used in) investing activities	846.9	(399.5)
Cash flows from financing activities	32.6	35.9
Cash Flows from Operating Activities
Evergy's cash flows from operating activities increased $33.5 million year to date June 30, 2018, compared to the same period in 2017, primarily driven by an $85.5 million increase due to the inclusion of KCP&L's and GMO's cash flows from operating activities beginning in June 2018; partially offset by $35.6 million of merger success fees paid by Evergy and Westar Energy upon the completion of the merger and an increase of $15.2 million in Wolf Creek refueling outage costs paid by Westar Energy related to the outage that concluded in May 2018.
Cash Flows from Investing Activities
Evergy's cash flows from investing activities increased $1,246.4 million year to date June 30, 2018, compared to the same period in 2017, primarily due to the inclusion of $1,154.2 million of cash acquired from Great Plains Energy as of the merger date.
Cash Flows from Financing Activities
Evergy's cash flows from financing activities decreased $3.3 million year to date June 30, 2018, compared to the same period in 2017.

WESTAR ENERGY, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Westar Energy is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Westar Energy's comparative results of operations.

	Year to Date June 30
	2018	2017	Change
	(millions)
Operating revenues	$1,251.1	$1,181.9	$69.2
Fuel and purchased power	293.5	225.6	67.9
SPP network transmission costs	136.0	122.4	13.6
Other operating expenses	436.3	359.6	76.7
Depreciation and amortization	185.7	182.7	3.0
Income from operations	199.6	291.6	(92.0)
Other income (expense)	(17.7)	(13.8)	(3.9)
Interest expense	88.2	84.8	3.4
Income tax expense (benefit)	(44.4)	56.8	(101.2)
Equity in earnings of equity method investees, net of income taxes	2.4	3.3	(0.9)
Net income	140.5	139.5	1.0
Less: Net income attributable to noncontrolling interests	5.0	7.8	(2.8)
Net income attributable to Westar Energy, Inc.	$135.5	$131.7	$3.8
Westar Energy Utility Gross Margin and MWh Sales
The following table summarizes Westar Energy's utility gross margin and MWhs sold.

	Revenues and Costs			MWhs Sold
Year to Date June 30	2018	2017	Change	2018	2017	Change
Retail revenues	(millions)			(thousands)
Residential	$401.4	$350.9	$50.5	3,249	2,747	502
Commercial	325.4	325.3	0.1	3,567	3,432	135
Industrial	185.3	198.7	(13.4)	2,725	2,756	(31)
Other retail revenues	9.9	12.3	(2.4)	30	44	(14)
Total electric retail	922.0	887.2	34.8	9,571	8,979	592
Wholesale revenues	181.3	152.7	28.6	5,477	4,484	993
Transmission revenues	144.1	142.2	1.9	N/A	N/A	N/A
Other revenues	3.7	(0.2)	3.9	N/A	N/A	N/A
Operating revenues	1,251.1	1,181.9	69.2	15,048	13,463	1,585
Fuel and purchased power	(293.5)	(225.6)	(67.9)
SPP network transmission costs	(136.0)	(122.4)	(13.6)
Utility gross margin (a)	$821.6	$833.9	$(12.3)

(a)	Utility gross margin is a non-GAAP financial measure. See explanation of utility gross margin under Evergy's Results of Operations.

Westar Energy's utility gross margin decreased $12.3 million year to date June 30, 2018, compared to the same period in 2017, driven by:

•
a $38.2 million refund obligation for the change in the corporate income tax rate caused by the passage of the Tax Cuts and Jobs Act. See Note 17 to the consolidated financial statements for additional information; and

•
a $26.7 million obligation for one-time and annual bill credits as a result of conditions in the KCC merger order. See Note 2 to the consolidated financial statements for additional information; partially offset by

•
a $52.6 million increase primarily due to higher retail sales driven by warmer spring weather and colder winter weather. For year to date June 30, 2018, compared to the same period in 2017, cooling degree days increased 69% and heating degree days increased 27%.

Westar Energy Other Operating Expenses (including operating and maintenance expense and taxes other than income tax)
Westar Energy's other operating expenses increased $76.7 million year to date June 30, 2018, compared to the same period in 2017, primarily driven by:

•	$45.1 million of merger-related costs incurred in June 2018, consisting of:

◦
$39.9 million of change in control payments, voluntary severance and the recording of unrecognized equity compensation costs and the incremental fair value associated with the vesting of outstanding Westar Energy equity compensation awards in accordance with the Amended Merger Agreement; and

◦	$19.0 million of merger consulting fees and fees for other outside services incurred, primarily consisting of merger success fees; partially offset by

◦
a $13.8 million decrease in operating and maintenance expense due to the net reallocation of incurred merger transition costs between Westar Energy, Evergy, KCP&L and GMO and the subsequent deferral of these transition costs to a regulatory asset in June 2018 for future recovery by Westar Energy in accordance with the KCC merger order; and

•
$12.3 million of obsolete inventory write-offs for Westar Energy's Unit 7 at Tecumseh Energy Center, Units 3 and 4 at Murray Gill Energy Center and Units 1 and 2 at Gordon Evans Energy Center, which are expected to be retired in the second half of 2018.

Westar Energy Income Tax Expense
Westar Energy's income tax expense decreased $101.2 million year to date June 30, 2018, compared to the same period in 2017, primarily driven by:

•	a $52.6 million decrease related to the revaluation of deferred income tax assets and liabilities based on the Evergy composite tax rate as a result of the merger;

•	a $40.6 million decrease due to lower pre-tax income; and

•	a $12.2 million decrease as a result of the decrease in the federal statutory income tax rate in 2018.

KANSAS CITY POWER & LIGHT COMPANY
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for KCP&L is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes KCP&L's comparative results of operations.

	Year to Date June 30
	2018	2017	Change
	(millions)
Operating revenues	$849.3	$878.6	$(29.3)
Fuel and purchased power	250.0	223.4	26.6
Other operating expenses	286.5	325.2	(38.7)
Depreciation and amortization	137.1	133.6	3.5
Income from operations	175.7	196.4	(20.7)
Other income (expense)	(11.0)	(24.6)	13.6
Interest expense	67.6	71.2	(3.6)
Income tax expense	52.3	36.8	15.5
Net income	$44.8	$63.8	$(19.0)
KCP&L Utility Gross Margin and MWh Sales
The following table summarizes KCP&L's utility gross margin and MWhs sold.

	Revenues and Costs			MWhs Sold
Year to Date June 30	2018	2017	Change	2018	2017	Change
Retail revenues	(millions)			(thousands)
Residential	$341.9	$318.0	$23.9	2,789	2,383	406
Commercial	378.1	394.9	(16.8)	3,820	3,621	199
Industrial	66.3	74.0	(7.7)	857	860	(3)
Other retail revenues	5.0	5.4	(0.4)	38	38	—
Total electric retail	791.3	792.3	(1.0)	7,504	6,902	602
Wholesale revenues	8.6	52.0	(43.4)	2,139	3,759	(1,620)
Transmission revenues	7.2	8.4	(1.2)	N/A	N/A	N/A
Other revenues	42.2	25.9	16.3	N/A	N/A	N/A
Operating revenues	849.3	878.6	(29.3)	9,643	10,661	(1,018)
Fuel and purchased power	(250.0)	(223.4)	(26.6)
Utility gross margin (a)	$599.3	$655.2	$(55.9)

(a)	Utility gross margin is a non-GAAP financial measure. See explanation of utility gross margin under Evergy's Results of Operations.
KCP&L's utility gross margin decreased $55.9 million year to date June 30, 2018 compared to the same period in 2017, driven by:

•
a $39.8 million refund obligation for the change in the corporate income tax rate caused by the passage of the Tax Cuts and Jobs Act. See Note 17 to the consolidated financial statements for additional information;

•	$32.3 million of sales taxes and franchise fees collected from KCP&L Missouri customers in 2017, which as part of KCP&L's adoption of ASC 606, are now presented net in revenue in 2018; and

•
a $23.6 million obligation for one-time and annual bill credits as a result of conditions in the MPSC and KCC merger orders. See Note 2 to the consolidated financial statements for additional information; partially offset by

•
a $39.8 million increase primarily due to higher retail sales driven by warmer spring weather and colder winter weather. For year to date June 30, 2018, compared to the same period in 2017, cooling degree days increased 63% and heating degree days increased 29%.

KCP&L Other Operating Expenses (including operating and maintenance expense and taxes other than income tax)
KCP&L's other operating expenses decreased $38.7 million for the year to date June 30, 2018, compared to the same period in 2017, primarily driven by:

•
a $29.5 million decrease in taxes other than income tax primarily due to sales taxes and franchise fees collected from KCP&L Missouri customers in 2017, which, as part of KCP&L's adoption of ASC 606, Revenue from Contracts with Customers, are now presented net in revenue in 2018; and

•
a $23.2 million decrease in operating and maintenance expense due to the net reallocation of incurred merger transition costs between KCP&L, Evergy, Westar Energy and GMO and the subsequent deferral of these transition costs to a regulatory asset in June 2018 for future recovery by KCP&L in accordance with the KCC and MPSC merger orders; partially offset by

•	a $4.8 million increase in transmission and distribution operating and maintenance expense; and

•	a $3.1 million increase in injuries and damages expense primarily due to an increase in estimated worker's compensation losses.
KCP&L Other Income (Expense)
KCP&L's other income (expense) decreased $13.6 million year to date June 30, 2018, compared to the same period in 2017, primarily driven by an $11.4 million decrease in pension non-service costs due to KCP&L's adoption of ASU 2017-07, Compensation-Retirement Benefits, which requires the non-service cost components to be reported separately from service costs and outside of a subtotal of income from operations. For retrospective application of the 2017 non-service cost components, KCP&L utilized the practical expedient that allows for the use of the amounts disclosed in a company's pension and other post-retirement benefit plan footnote as the estimation basis for retrospective presentation. The 2017 amounts disclosed in KCP&L's pension and other post-retirement benefit plan footnote are presented prior to the effects of capitalization and sharing with joint owners of power plants. See Note 1 and Note 7 to the consolidated financial statements for additional information.

KCP&L Income Tax Expense
KCP&L's income tax expense increased $15.5 million year to date June 30, 2018, compared to the same period in 2017, primarily driven by:

•	a $51.0 million increase related to the revaluation of deferred income tax assets and liabilities based on the Evergy composite tax rate as a result of the merger; partially offset by

•	a $12.5 million decrease in income tax expense as a result of the decrease in the federal statutory income tax rate in 2018; and

•	a $15.5 million decrease related to the revaluation of deferred income tax assets and liabilities as a result of the enactment of Missouri state income tax reform in June 2018.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of business, Evergy faces risks that are either non-financial or non-quantifiable. Such risks principally include business, legal, operational and credit risks and are not represented in the following analysis. See Part II, Item 1A, Risk Factors and Part I, Item 2, MD&A for further discussion of risk factors.

The Evergy Companies are exposed to market risks associated with commodity price and supply, interest rates and equity prices. Commodity price risk is the potential adverse price impact related to the purchase or sale of electricity and energy-related products. Credit risk is the potential adverse financial impact resulting from non-performance by a counterparty of its contractual obligations. Interest rate risk is the potential adverse financial impact related to changes in interest rates. In addition, Evergy's investments in trusts to fund nuclear plant decommissioning and to fund non-qualified retirement benefits give rise to security price risk.
Management has established risk management policies and strategies to reduce the potentially adverse effects that the volatility of the markets may have on Evergy's operating results. During the ordinary course of business, under the direction and control of an internal commodity risk committee, the Evergy Companies' hedging strategies are reviewed to determine the hedging approach deemed appropriate based upon the circumstances of each situation. Though management believes its risk management practices are effective, it is not possible to identify and eliminate all risk. Evergy could experience losses, which could have a material adverse effect on its results of operations or financial position, due to many factors, including unexpectedly large or rapid movements or disruptions in the energy markets, regulatory-driven market rule changes and/or bankruptcy or non-performance of customers or counterparties, and/or failure of underlying transactions that have been hedged to materialize.
Hedging Strategies
From time to time, Evergy utilizes derivative instruments to execute risk management and hedging strategies. Derivative instruments, such as futures, forward contracts, swaps or options, derive their value from underlying assets, indices, reference rates or a combination of these factors. These derivative instruments include negotiated contracts, which are referred to as over-the-counter derivatives, and instruments listed and traded on an exchange.
Commodity Price Risk
The Evergy Companies engage in the wholesale and retail marketing of electricity and are exposed to risk associated with the price of electricity and other energy-related products. Exposure to these risks is affected by a number of factors including the quantity and availability of fuel used for generation and the quantity of electricity customers consume. Customers' electricity usage could also vary from year to year based on the weather or other factors. Quantities of fossil fuel used for generation vary from year to year based on the availability, price and deliverability of a given fuel type as well as planned and unplanned outages at facilities that use fossil fuels. Evergy's exposure to fluctuations in these factors is limited by the cost-based regulation of its regulated operations in Kansas and Missouri as these operations are typically allowed to recover substantially all of these costs through cost-recovery mechanisms, primarily through fuel recovery mechanisms. While there may be a delay in timing between when these costs are incurred and when they are recovered through rates, changes from year to year generally do not have a material impact on operating results.
Interest Rate Risk
Evergy manages interest rate risk and short- and long-term liquidity by limiting its exposure to variable interest rate debt to a percentage of total debt, diversifying maturity dates and, from time to time, entering into interest rate hedging transactions. At June 30, 2018, 4% of Evergy's long-term debt was variable rate debt. Evergy computes and presents information regarding the sensitivity to changes in interest rates for variable rate debt and current maturities of fixed rate debt by assuming a 100 basis point change in the current interest rates applicable to such debt over the remaining time the debt is outstanding.
Evergy had $2,197.4 million of variable rate debt, including notes payable and commercial paper, and current maturities of fixed rate debt as of June 30, 2018. A 100 basis point change in interest rates applicable to this debt would impact income before income taxes on an annualized basis by approximately $17.7 million.
Credit Risk
Evergy is exposed to counterparty credit risk largely in the form of accounts receivable from its retail and wholesale electric customers and through executory contracts with market risk exposure. The credit risk associated with accounts receivable from retail and wholesale customers is largely mitigated by Evergy's large number of individual customers spread across diverse customer classes and the ability to recover bad debt expense in customer rates. The

Evergy Companies maintain credit policies and employ credit risk control mechanisms, such as letters of credit, when necessary to minimize their overall credit risk and monitor exposure.
Investment Risk
Evergy maintains trust funds, as required by the NRC, to fund its 94% share of decommissioning the Wolf Creek nuclear power plant and also maintains trusts to fund pension benefits as well as certain non-qualified retirement benefits. As of June 30, 2018, these funds were primarily invested in a diversified mix of equity and debt securities and reflected at fair value on Evergy's balance sheet. The equity securities in the trusts are exposed to price fluctuations in equity markets and the value of debt securities are exposed to changes in interest rates and other market factors.
As nuclear decommissioning costs are currently recovered in customer rates, Evergy defers both realized and unrealized gains and losses for the vast majority of these securities as an offset to its regulatory asset for decommissioning Wolf Creek and as such, fluctuations in the value of these securities do not have a material impact on Evergy's earnings. A significant decline in the value of pension or non-qualified retirement assets could require Evergy to increase funding of its pension plans in future periods, which could adversely affect cash flows in those periods. In addition, a decline in the fair value of these plan assets, in the absence of additional cash contributions to the plans by Evergy, could increase the amount of pension cost required to be recorded in future periods by Evergy.
ITEM 4. CONTROLS AND PROCEDURES
EVERGY
Disclosure Controls and Procedures
Evergy carried out an evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)).  This evaluation was conducted under the supervision, and with the participation, of Evergy's management, including the chief executive officer and chief financial officer, and Evergy's disclosure committee.  Based upon this evaluation, the chief executive officer and chief financial officer of Evergy have concluded as of the end of the period covered by this report that the disclosure controls and procedures of Evergy were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
Effective June 4, 2018, pursuant to the merger transaction, Westar Energy and KCP&L became wholly-owned subsidiaries of Evergy. Evergy has designed internal control over financial reporting for itself, while maintaining the internal control over financial reporting for its wholly-owned subsidiaries, Westar Energy and KCP&L.
As of May 7, 2018, KCP&L implemented a new customer billing system that will change its internal control over financial reporting. In connection with this implementation, Evergy has updated its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes.
WESTAR ENERGY
Disclosure Controls and Procedures
Westar Energy carried out an evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act).  This evaluation was conducted under the supervision, and with the participation, of Westar Energy's management, including the chief executive officer and chief financial officer, and Westar Energy's disclosure committee.  Based upon this evaluation, the chief executive officer and chief financial officer of Westar Energy have concluded as of the end of the period covered by this report that the disclosure controls and procedures of Westar Energy were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There has been no change in Westar Energy's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
KCP&L
Disclosure Controls and Procedures
KCP&L carried out an evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act).  This evaluation was conducted under the supervision, and with the participation, of KCP&L's management, including the chief executive officer and chief financial officer, and KCP&L's disclosure committee.  Based upon this evaluation, the chief executive officer and chief financial officer of KCP&L have concluded as of the end of the period covered by this report that the disclosure controls and procedures of KCP&L were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
As of May 7, 2018, KCP&L implemented a new customer billing system that will change its internal control over financial reporting. In connection with this implementation, KCP&L has updated its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes.

Except as described above, there has been no change in KCP&L's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Other Proceedings
The Evergy Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 2, 5 and 12 to the consolidated financial statements.  Such information is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Actual results in future periods for the Evergy Companies could differ materially from historical results and the forward-looking statements contained in this report. The business of the Evergy Companies is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond their control. Additional risks and uncertainties not presently known or that management currently believes to be immaterial may also adversely affect the Evergy Companies. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors included in the 2017 Form 10-K for each of Great Plains Energy, Westar Energy and KCP&L. Except as described below, there have been no material changes with regards to those risk factors. This information, as well as the other information included in this report and in the other documents filed with the SEC, should be carefully considered before making an investment in the securities of the Evergy Companies. Risk factors of KCP&L and Westar Energy are also risk factors of the Evergy Companies.
Evergy will incur significant costs in connection with the integration of Great Plain Energy and Westar Energy.
Evergy has incurred, and expects to incur additional, significant costs associated with combining the operations of Great Plains Energy and Westar Energy. Additional unanticipated costs may also be incurred in the integration of the businesses of Great Plains Energy and Westar Energy. Any net benefit from the anticipated elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may not be achieved in the near term or at all. Integration costs could have a material adverse impact on the results of

Evergy, and the failure to achieve the anticipated benefits and efficiencies from the merger, or the incurrence of additional expenses, could have a material adverse impact on the results of operations of Evergy and its ability to pay dividends in the future.
The anticipated benefits of the merger may not be realized.
Evergy expects the merger to produce various benefits, including, among other things, operating efficiencies and cost savings. However, achieving the anticipated benefits is subject to a number of uncertainties, including:

•	the ability to efficiently and effectively combine operations of the merged companies;

•	general market and economic conditions;

•	general competitive factors in the marketplace; and

•	higher than expected costs required to achieve the anticipated benefits of the merger.
No assurance can be given that these benefits will be achieved or, if achieved, the timing of their achievement. Failure to achieve these anticipated benefits could result in increased costs and decreases in the amount of expected revenues or net income of the combined company. In addition, Evergy may encounter difficulties in integrating the operations of the companies, including inconsistencies in standards, systems and controls, and management’s focus and resources may be diverted from ordinary business activities and opportunities to focus on integration. Any of the foregoing could have a material adverse effect on Evergy.
The price of Evergy common stock may experience volatility.
The price of Evergy common stock may be volatile. Some of the factors that could affect the price of Evergy common stock are quarterly increases or decreases in revenue or earnings, changes in revenue or earnings estimates by the investment community, the ability of Evergy to implement its integration strategy and to realize the expected synergies and other benefits from the merger, the ability of Evergy to implement its share repurchase program and speculation in the press or investment community about Evergy's financial condition or results of operations. General market conditions and U.S. economic factors and political events unrelated to the performance of Evergy may also affect its stock price. For these reasons, shareholders should not rely on historical trends in the price of Great Plains Energy or Westar Energy common stock to predict the price of Evergy's common stock or its financial results.
Capital and credit market conditions may adversely impact Evergy's share repurchase program.
Evergy expects to repurchase a significant number of shares over the next several years using a combination of existing cash on the balance sheet, internally generated cash, proceeds from capital markets activities and short-term debt. Disruptions in capital and credit markets, credit rating actions and volatility in the market price of Evergy’s common stock may make capital more difficult and costly to obtain, may restrict liquidity and may adversely impact the ability to execute the share repurchase program in a timely or cost-effective manner.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
Investors should note that the Evergy Companies announce material financial information in SEC filings, press releases and public conference calls. In accordance with SEC guidance, Evergy, Westar Energy and KCP&L may also use the Investor Relations section of Evergy's website (www.evergyinc.com) to communicate with investors about the Evergy Companies. It is possible that the financial and other information posted there could be deemed material information. The Investors Relations section of the website also contains historical financial and other information relating to Great Plains Energy and Westar. The information on the website is not part of this document.

ITEM 6. EXHIBITS

Exhibit Number		Description of Document	Registrant

3.1	*	Evergy, Inc. Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to Evergy’s Current Report on Form 8-K filed on June 4, 2018 (File No. 001-38515)).	Evergy

3.2	*	Evergy, Inc. Amended and Restated By-laws (filed as Exhibit 3.2 to Evergy’s Current Report on Form 8-K filed on June 4, 2018 (File No. 001-38515)).	Evergy

3.3		Westar Energy, Inc. Amended and Restated Articles of Incorporation.	Westar Energy

3.4		Westar Energy, Inc. Amended and Restated By-laws.	Westar Energy

4.1	*
Sixth Supplemental Indenture, dated as of June 4, 2018, by and among Great Plains Energy Incorporated, Evergy, Inc. and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.) (as successor to BNY Midwest Trust Company), as trustee (filed as Exhibit 4.1 to Evergy’s Current Report on Form 8-K filed on June 4, 2018 (File No. 001-38515)).
Evergy

4.2	*
Supplemental Indenture No. 3, dated as of June 4, 2018, by and among Great Plains Energy Incorporated, Evergy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to Evergy’s Current Report on Form 8-K filed on June 4, 2018 (File No. 001-38515)).
Evergy

4.3	*
Form of Forty-Eighth Supplemental Indenture, dated as of June 4, 2018, by and among Westar Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as successor to Harris Trust and Savings Bank (filed as Exhibit 4.1 to Westar’s Current Report on Form 8-K filed on June 4, 2018 (File No. 001-03523)).
Westar Energy

10.1	*
Assumption Agreement, dated as of June 4, 2018, between Evergy, Inc. and Wells Fargo Bank, National Association, as administrative agent (filed as Exhibit 10.1 to Evergy’s Current Report on Form 8-K filed on June 4, 2018 (File No. 001-38515)).
Evergy

10.2	*+
Evergy, Inc. Long-Term Incentive Plan (formerly named the Great Plains Energy Incorporated Long-Term Incentive Plan, as amended), effective as of June 4, 2018 (filed as Exhibit 99.1 to Evergy’s Registration Statement on Form S-8 filed on June 15, 2018 (File No. 333-225673).
Evergy Westar Energy KCP&L

10.3	*+
Great Plains Energy Incorporated Form of Restricted Share Units Award (Grant Date June 3, 2018) (filed as Exhibit 10.1 to Great Plains Energy Incorporated’s Current Report on Form 8-K filed on June 4, 2018 (File No. 001-32206)).
Evergy KCP&L

10.4	*+
Great Plains Energy Incorporated Form of Cash Retention Payment Agreement (Grant Date June 3, 2018) (filed as Exhibit 10.2 to Great Plains Energy Incorporated’s Current Report on Form 8-K filed on June 4, 2018 (File No. 001-32206)).
Evergy KCP&L

10.5	*+	Westar Energy, Inc. Form of Restricted Share Units Award (Grant Date June 3, 2018) (filed as Exhibit 10.1 to Westar’s Current Report on Form 8-K filed on June 4, 2018 (File No. 001-03523))	Evergy Westar Energy

10.6	+	Evergy, Inc. Supplemental Executive Retirement Plan, effective as of June 4, 2018.	Evergy

10.7	+	Evergy, Inc. Nonqualified Deferred Compensation Plan, effective as of June 4, 2018.	Evergy

10.8	+	Westar Energy, Inc. Non-Employee Director Deferred Compensation Plan, as amended and restated effective as of May 17, 2018.	Evergy Westar Energy

10.9	+	Summary of Evergy, Inc. Non-Employee Director Compensation.	Evergy

31.1		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Evergy

31.2		Rule 13a-14(a)/15d-14(a) Certification of Anthony D. Somma.	Evergy

31.3		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Westar Energy

31.4		Rule 13a-14(a)/15d-14(a) Certification of Anthony D. Somma.	Westar Energy

31.5		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	KCP&L

31.6		Rule 13a-14(a)/15d-14(a) Certification of Anthony D. Somma.	KCP&L

32.1	**	Section 1350 Certifications.	Evergy

32.2	**	Section 1350 Certifications.	Westar Energy

32.3	**	Section 1350 Certifications.	KCP&L

101.INS		XBRL Instance Document.	Evergy Westar Energy KCP&L

101.SCH		XBRL Taxonomy Extension Schema Document.	Evergy Westar Energy KCP&L

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.	Evergy Westar Energy KCP&L

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.	Evergy Westar Energy KCP&L

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.	Evergy Westar Energy KCP&L

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.	Evergy Westar Energy KCP&L
* Filed with the SEC as exhibits to prior SEC filings and are incorporated herein by reference and made a part hereof. The SEC filings and the exhibit number of the documents so filed, and incorporated herein by reference, are stated in parenthesis in the description of such exhibit.

** Furnished and shall not be deemed filed for the purpose of Section 18 of the Exchange Act. Such document shall not be incorporated by reference into any registration statement or other document pursuant to the Exchange Act or the Securities Act of 1933, as amended, unless otherwise indicated in such registration statement or other document.
+ Indicates management contract or compensatory plan or arrangement.
Copies of any of the exhibits filed with the SEC in connection with this document may be obtained from Evergy, Westar Energy or KCP&L, as applicable, upon written request.
The registrants agree to furnish to the SEC upon request any instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of total assets of such registrant and its subsidiaries on a consolidated basis.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Evergy, Inc., Westar Energy, Inc. and Kansas City Power & Light Company have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

EVERGY, INC.

Dated:	August 8, 2018	By: /s/ Anthony D. Somma
(Anthony D. Somma)
(Executive Vice President and Chief Financial Officer)

WESTAR ENERGY, INC.

Dated:	August 8, 2018	By: /s/ Anthony D. Somma
(Anthony D. Somma)
(Executive Vice President and Chief Financial Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated:	August 8, 2018	By: /s/ Anthony D. Somma
(Anthony D. Somma)
(Executive Vice President and Chief Financial Officer)