Form 10-Q
period 2018-09-30
Evergy, Inc.; KANSAS CITY POWER & LIGHT CO; WESTAR ENERGY INC /KS
filed 2018-11-07
CIK 1711269, 54476, 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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

On October 31, 2018, Evergy, Inc. had 263,455,083 shares of common stock outstanding.  On October 31, 2018, Kansas City Power & Light Company and Westar Energy, Inc. each had one share of common stock outstanding and held by Evergy, Inc.

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

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AEP	American Electric Power Company, Inc.
AFUDC	Allowance for Funds Used During Construction
Amended Merger Agreement	Amended and Restated Agreement and Plan of Merger, dated as of July 9, 2017, by and among Great Plains Energy, Westar Energy, Monarch Energy Holding, Inc. and King Energy, Inc.
AMT	Alternative Minimum Tax
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CCRs	Coal combustion residuals
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
CWA	Clean Water Act
DOE	Department of Energy
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERSP	Earnings Review and Sharing Plan
Evergy	Evergy, Inc. and its consolidated subsidiaries
Evergy Board	Evergy Board of Directors
Evergy Companies	Evergy, Westar Energy, and KCP&L, collectively, which are individual registrants within the Evergy consolidated group
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	The Federal Energy Regulatory Commission
FMBs	First mortgage bonds
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
GMO	KCP&L Greater Missouri Operations Company, a wholly-owned subsidiary of Evergy
GPETHC	GPE Transmission Holding Company LLC, a wholly-owned subsidiary of Evergy
Great Plains Energy	Great Plains Energy Incorporated
KCC	State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
KCP&L Receivables Company	Kansas City Power & Light Receivables Company, a wholly-owned subsidiary of KCP&L
KDHE	Kansas Department of Health & Environment
KGE	Kansas Gas and Electric Company, a wholly-owned subsidiary of Westar Energy
King Energy	King Energy, Inc., a wholly-owned subsidiary of Evergy
kWh	Kilowatt hour

Abbreviation or Acronym	Definition

MEEIA	Missouri Energy Efficiency Investment Act
MMBtu	Millions of British thermal units
Monarch Energy	Monarch Energy Holding, Inc.
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQs	National Ambient Air Quality Standards
NAV	Net Asset Value
NO2	Nitrogen dioxide
NRC	Nuclear Regulatory Commission
PISA	Plant-in service accounting
PM	Particulate matter
Prairie Wind	Prairie Wind Transmission, LLC, 50% owned by Westar Energy
RSU	Restricted share unit
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
TFR	Transmission formula rate
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by GPETHC
VIE	Variable interest entity
WCNOC	Wolf Creek Nuclear Operating Corporation
Westar Energy	Westar Energy, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Wolf Creek	Wolf Creek Generating Station
WOTUS	Waters of the United States

PART I
ITEM 1. FINANCIAL STATEMENTS

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2018	2017
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$679.7	$3.4
Receivables, net	496.5	290.7
Accounts receivable pledged as collateral	195.0	—
Fuel inventory and supplies	520.9	293.6
Income taxes receivable	20.8	—
Regulatory assets	332.5	99.5
Prepaid expenses and other assets	73.6	39.8
Total Current Assets	2,319.0	727.0
PROPERTY, PLANT AND EQUIPMENT, NET	18,836.0	9,553.8
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	170.9	176.3
OTHER ASSETS:
Regulatory assets	1,518.1	685.4
Nuclear decommissioning trust fund	518.0	237.1
Goodwill	2,333.5	—
Other	379.7	244.8
Total Other Assets	4,749.3	1,167.3
TOTAL ASSETS	$26,075.2	$11,624.4
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2018	2017
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$709.6	$—
Current maturities of long-term debt of variable interest entities	30.3	28.5
Notes payable and commercial paper	675.9	275.7
Collateralized note payable	195.0	—
Accounts payable	303.7	204.2
Accrued dividends	—	53.8
Accrued taxes	282.1	87.7
Accrued interest	119.6	72.7
Regulatory liabilities	117.2	11.6
Other	225.8	89.5
Total Current Liabilities	2,659.2	823.7
LONG-TERM LIABILITIES:
Long-term debt, net	6,639.8	3,687.6
Long-term debt of variable interest entities, net	51.1	81.4
Deferred income taxes	1,536.0	815.7
Unamortized investment tax credits	378.9	257.1
Regulatory liabilities	2,357.1	1,094.0
Pension and post-retirement liability	949.7	491.2
Asset retirement obligations	622.7	380.0
Other	231.9	133.3
Total Long-Term Liabilities	12,767.2	6,940.3
Commitments and Contingencies (Note 12)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value, 264,797,584 shares issued (275,000,000 shares authorized, $5 par value, 142,094,275 shares issued as of December 31, 2017)	9,236.4	2,734.8
Retained earnings	1,452.5	1,173.3
Total Evergy, Inc. Shareholders' Equity	10,688.9	3,908.1
Noncontrolling Interests	(40.1)	(47.7)
Total Equity	10,648.8	3,860.4
TOTAL LIABILITIES AND EQUITY	$26,075.2	$11,624.4
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30		Year to Date September 30
	2018	2017	2018	2017
	(millions, except per share amounts)
OPERATING REVENUES	$1,582.5	$794.3	$3,076.1	$1,976.2
OPERATING EXPENSES:
Fuel and purchased power	383.7	189.8	748.9	415.4
SPP network transmission costs	58.4	62.6	194.4	185.0
Operating and maintenance	330.4	140.6	754.2	415.6
Depreciation and amortization	193.9	94.6	411.6	277.3
Taxes other than income tax	83.0	41.8	183.5	126.4
Total Operating Expenses	1,049.4	529.4	2,292.6	1,419.7
INCOME FROM OPERATIONS	533.1	264.9	783.5	556.5
OTHER INCOME (EXPENSE):
Investment earnings	4.9	1.0	6.2	3.5
Other income	1.6	3.9	5.3	5.7
Other expense	(30.8)	(11.5)	(55.2)	(29.6)
Total Other Income (Expense), Net	(24.3)	(6.6)	(43.7)	(20.4)
Interest expense	89.1	43.4	191.3	128.2
INCOME BEFORE INCOME TAXES	419.7	214.9	548.5	407.9
Income tax expense	64.1	55.8	28.3	112.6
Equity in earnings of equity method investees, net of income taxes	2.0	1.6	4.7	4.9
NET INCOME	357.6	160.7	524.9	300.2
Less: Net income attributable to noncontrolling interests	2.6	2.4	7.6	10.2
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$355.0	$158.3	$517.3	$290.0
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO EVERGY (see Note 1)
Basic earnings per common share	$1.32	$1.11	$2.61	$2.03
Diluted earnings per common share	$1.32	$1.11	$2.61	$2.03
AVERAGE EQUIVALENT COMMON SHARES OUTSTANDING
Basic	268.6	142.5	197.9	142.5
Diluted	268.8	142.5	198.0	142.5
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2018	2017
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$524.9	$300.2
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	411.6	277.3
Amortization of nuclear fuel	28.6	24.2
Amortization of deferred refueling outage	14.7	12.1
Amortization of deferred regulatory gain from sale leaseback	(4.1)	(4.1)
Amortization of corporate-owned life insurance	17.2	15.7
Non-cash compensation	25.2	6.7
Net deferred income taxes and credits	47.8	127.0
Allowance for equity funds used during construction	(2.4)	(1.1)
Payments for asset retirement obligations	(15.9)	(1.9)
Equity in earnings of equity method investees, net of income taxes	(4.7)	(4.9)
Other	(1.9)	(5.3)
Changes in working capital items:
Accounts receivable	(34.9)	(19.7)
Accounts receivable pledged as collateral	(15.0)	—
Fuel inventory and supplies	44.6	15.5
Prepaid expenses and other current assets	(3.4)	55.5
Accounts payable	(58.5)	(10.0)
Accrued taxes	119.0	35.6
Other current liabilities	38.9	(108.5)
Changes in other assets	26.0	22.9
Changes in other liabilities	33.9	5.5
Cash Flows from Operating Activities	1,191.6	742.7
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(698.3)	(564.6)
Cash acquired from the merger with Great Plains Energy	1,154.2	—
Purchase of securities - trusts	(107.0)	(15.3)
Sale of securities - trusts	110.2	15.9
Investment in corporate-owned life insurance	(16.2)	(16.2)
Proceeds from investment in corporate-owned life insurance	6.5	2.1
Proceeds from settlement of interest rate swap	140.6	—
Other investing activities	(15.2)	(3.3)
Cash Flows from (used in) Investing Activities	574.8	(581.4)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short term debt, net	(166.7)	(177.7)
Collateralized short-term borrowings, net	15.0	—
Proceeds from long-term debt	22.9	296.2
Retirements of long-term debt	(127.4)	(125.0)
Retirements of long-term debt of variable interest entities	(28.5)	(26.8)
Repayment of capital leases	(2.9)	(2.6)
Borrowings against cash surrender value of corporate-owned life insurance	55.1	53.4
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(3.9)	—
Distributions to shareholders of noncontrolling interests	—	(5.8)
Cash dividends paid	(350.4)	(166.3)
Repurchase of common stock	(486.1)	—
Other financing activities	(17.2)	(6.4)
Cash Flows (used in) Financing Activities	(1,090.1)	(161.0)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	676.3	0.3
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period, including restricted cash of $0.1 and $0.1, respectively	3.5	3.2
End of period, including restricted cash of $0.1 and $0.1, respectively	$679.8	$3.5
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2016	141,791,153	$2,727.3	$1,078.6	$27.3	$3,833.2
Net income	—	—	290.0	10.2	300.2
Issuance of stock	12,131	0.6	—	—	0.6
Issuance of stock for compensation and reinvested dividends	290,892	4.9	—	—	4.9
Tax withholding related to stock compensation	—	(7.0)	—	—	(7.0)
Dividends declared on common stock ($1.20 per share)	—	—	(172.1)	—	(172.1)
Stock compensation expense	—	6.7	—	—	6.7
Deconsolidation of noncontrolling interests	—	—	—	(81.9)	(81.9)
Distributions to shareholders of noncontrolling interests	—	—	—	(5.7)	(5.7)
Balance as of September 30, 2017	142,094,176	$2,732.5	$1,196.5	$(50.1)	$3,878.9

Balance as of December 31, 2017	142,094,275	$2,734.8	$1,173.3	$(47.7)	$3,860.4
Net income	—	—	517.3	7.6	524.9
Issuance of stock to Great Plains Energy shareholders	128,947,518	6,979.9	—	—	6,979.9
Issuance of restricted common stock	122,505	—	—	—	—
Issuance of stock for compensation and reinvested dividends	528,359	0.4	—	—	0.4
Tax withholding related to stock compensation	—	(17.2)	—	—	(17.2)
Dividends declared on common stock ($1.26 per share)	—	—	(237.5)	—	(237.5)
Dividend equivalents declared	—	—	(0.6)	—	(0.6)
Stock compensation expense	—	25.2	—	—	25.2
Repurchase of common stock	(6,895,073)	(486.1)	—	—	(486.1)
Other	—	(0.6)	—	—	(0.6)
Balance as of September 30, 2018	264,797,584	$9,236.4	$1,452.5	$(40.1)	$10,648.8
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

WESTAR ENERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2018	2017
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$3.3	$3.4
Receivables, net	347.5	290.7
Related party receivables	0.7	—
Fuel inventory and supplies	268.7	293.6
Regulatory assets	120.4	99.5
Prepaid expenses and other assets	31.9	39.8
Total Current Assets	772.5	727.0
PROPERTY, PLANT AND EQUIPMENT, NET	9,637.5	9,553.8
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	170.9	176.3
OTHER ASSETS:
Regulatory assets	693.7	685.4
Nuclear decommissioning trust fund	245.8	237.1
Other	227.3	244.8
Total Other Assets	1,166.8	1,167.3
TOTAL ASSETS	$11,747.7	$11,624.4
The disclosures regarding Westar Energy included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

WESTAR ENERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2018	2017
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$300.0	$—
Current maturities of long-term debt of variable interest entities	30.3	28.5
Notes payable and commercial paper	326.3	275.7
Accounts payable	135.1	204.2
Related party payables	73.9	—
Accrued dividends	—	53.8
Accrued taxes	144.9	87.7
Accrued interest	65.3	72.7
Regulatory liabilities	91.6	11.6
Other	109.4	89.5
Total Current Liabilities	1,276.8	823.7
LONG-TERM LIABILITIES:
Long-term debt, net	3,389.7	3,687.6
Long-term debt of variable interest entities, net	51.1	81.4
Deferred income taxes	787.1	815.7
Unamortized investment tax credits	255.1	257.1
Regulatory liabilities	1,136.9	1,094.0
Pension and post-retirement liability	465.2	491.2
Asset retirement obligations	257.8	380.0
Other	127.8	133.3
Total Long-Term Liabilities	6,470.7	6,940.3
Commitments and Contingencies (Note 12)
EQUITY:
Westar Energy, Inc. Shareholder's Equity:
Common stock - 1,000 shares authorized, $0.01 par value, 1 share issued (275,000,000 shares authorized, $5 par value, and 142,094,275 shares issued as of December 31, 2017)	2,737.6	2,734.8
Retained earnings	1,302.7	1,173.3
Total Westar Energy, Inc. Shareholder's Equity	4,040.3	3,908.1
Noncontrolling Interests	(40.1)	(47.7)
Total Equity	4,000.2	3,860.4
TOTAL LIABILITIES AND EQUITY	$11,747.7	$11,624.4
The disclosures regarding Westar Energy included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

WESTAR ENERGY, INC.
Consolidated Statements of Income
(Unaudited)
	Three Months Ended September 30		Year to Date September 30
	2018	2017	2018	2017
	(millions)
OPERATING REVENUES	$764.8	$794.3	$2,015.9	$1,976.2
OPERATING EXPENSES:
Fuel and purchased power	169.7	189.8	463.2	415.4
SPP network transmission costs	58.4	62.6	194.4	185.0
Operating and maintenance	141.7	140.6	491.4	415.6
Depreciation and amortization	95.9	94.6	281.6	277.3
Taxes other than income tax	42.2	41.8	128.8	126.4
Total Operating Expenses	507.9	529.4	1,559.4	1,419.7
INCOME FROM OPERATIONS	256.9	264.9	456.5	556.5
OTHER INCOME (EXPENSE):
Investment earnings	—	1.0	(0.4)	3.5
Other income	1.3	3.9	4.9	5.7
Other expense	(15.2)	(11.5)	(36.1)	(29.6)
Total Other Income (Expense), Net	(13.9)	(6.6)	(31.6)	(20.4)
Interest expense	43.9	43.4	132.1	128.2
INCOME BEFORE INCOME TAXES	199.1	214.9	292.8	407.9
Income tax expense (benefit)	22.4	55.8	(22.0)	112.6
Equity in earnings of equity method investees, net of income taxes	1.3	1.6	3.7	4.9
NET INCOME	178.0	160.7	318.5	300.2
Less: Net income attributable to noncontrolling interests	2.6	2.4	7.6	10.2
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$175.4	$158.3	$310.9	$290.0
The disclosures regarding Westar Energy included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

WESTAR ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2018	2017
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$318.5	$300.2
Adjustments to reconcile income (loss) to net cash from operating activities:
Depreciation and amortization	281.6	277.3
Amortization of nuclear fuel	18.6	24.2
Amortization of deferred refueling outage	10.5	12.1
Amortization of deferred regulatory gain from sale leaseback	(4.1)	(4.1)
Amortization of corporate-owned life insurance	17.2	15.7
Non-cash compensation	19.9	6.7
Net deferred income taxes and credits	(34.2)	127.0
Allowance for equity funds used during construction	(2.4)	(1.1)
Payments for asset retirement obligations	(10.6)	(1.9)
Equity in earnings of equity method investees, net of income taxes	(3.7)	(4.9)
Other	(1.9)	(5.3)
Changes in working capital items:
Accounts receivable	(50.6)	(19.7)
Fuel inventory and supplies	25.4	15.5
Prepaid expenses and other current assets	(7.0)	55.5
Accounts payable	36.2	(10.0)
Accrued taxes	74.4	35.6
Other current liabilities	23.2	(108.5)
Changes in other assets	22.9	22.9
Changes in other liabilities	(26.7)	5.5
Cash Flows from Operating Activities	707.2	742.7
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(510.3)	(564.6)
Purchase of securities - trusts	(96.1)	(15.3)
Sale of securities - trusts	101.2	15.9
Investment in corporate-owned life insurance	(16.2)	(16.2)
Proceeds from investment in corporate-owned life insurance	6.5	2.1
Other investing activities	(8.1)	(3.3)
Cash Flows (used in) Investing Activities	(523.0)	(581.4)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short term debt, net	48.3	(177.7)
Proceeds from long-term debt	—	296.2
Retirements of long-term debt	—	(125.0)
Retirements of long-term debt of variable interest entities	(28.5)	(26.8)
Repayment of capital leases	(2.9)	(2.6)
Borrowings against cash surrender value of corporate-owned life insurance	55.1	53.4
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(3.9)	—
Distributions to shareholders of noncontrolling interests	—	(5.8)
Cash dividends paid	(235.1)	(166.3)
Other financing activities	(17.3)	(6.4)
Cash Flows (used in) Financing Activities	(184.3)	(161.0)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(0.1)	0.3
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period, including restricted cash of $0.1 and $0.1, respectively	3.5	3.2
End of period, including restricted cash of $0.1 and $0.1, respectively	$3.4	$3.5
The disclosures regarding Westar Energy included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

WESTAR ENERGY, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Westar Energy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2016	141,791,153	$2,727.3	$1,078.6	$27.3	$3,833.2
Net income	—	—	290.0	10.2	300.2
Issuance of stock	12,131	0.6	—	—	0.6
Issuance of stock for compensation and reinvested dividends	290,892	4.9	—	—	4.9
Tax withholding related to stock compensation	—	(7.0)	—	—	(7.0)
Dividends declared on common stock ($1.20 per share)	—	—	(172.1)	—	(172.1)
Stock compensation expense	—	6.7	—	—	6.7
Deconsolidation of noncontrolling interests	—	—	—	(81.9)	(81.9)
Distributions to shareholders of noncontrolling interests	—	—	—	(5.7)	(5.7)
Balance as of September 30, 2017	142,094,176	$2,732.5	$1,196.5	$(50.1)	$3,878.9

Balance as of December 31, 2017	142,094,275	$2,734.8	$1,173.3	$(47.7)	$3,860.4
Net income	—	—	310.9	7.6	318.5
Issuance of stock for compensation and reinvested dividends	516,990	—	—	—	—
Stock cancelled pursuant to Amended Merger Agreement	(142,611,264)	—	—	—	—
Tax withholding related to stock compensation	—	(17.2)	—	—	(17.2)
Dividends declared on common stock	—	—	(181.5)	—	(181.5)
Stock compensation expense	—	19.9	—	—	19.9
Other	—	0.1	—	—	0.1
Balance as of September 30, 2018	1	$2,737.6	$1,302.7	$(40.1)	$4,000.2
The disclosures regarding Westar Energy included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2018	2017
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$3.4	$2.2
Receivables, net	102.9	106.3
Related party receivables	142.2	84.7
Accounts receivable pledged as collateral	130.0	130.0
Fuel inventory and supplies	183.8	197.0
Income taxes receivable	—	5.4
Regulatory assets	145.6	153.6
Prepaid expenses and other assets	35.7	27.6
Total Current Assets	743.6	706.8
PROPERTY, PLANT AND EQUIPMENT, NET	6,660.3	6,565.6
OTHER ASSETS:
Regulatory assets	479.5	545.1
Nuclear decommissioning trust fund	272.2	258.4
Other	54.5	48.0
Total Other Assets	806.2	851.5
TOTAL ASSETS	$8,210.1	$8,123.9
The disclosures regarding KCP&L included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2018	2017
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$400.0	$350.0
Notes payable and commercial paper	209.2	167.5
Collateralized note payable	130.0	130.0
Accounts payable, net	132.9	249.0
Related party payables	3.2	—
Accrued taxes	121.5	29.0
Accrued interest	39.5	32.4
Regulatory liabilities	15.3	8.3
Other	98.5	98.3
Total Current Liabilities	1,150.1	1,064.5
LONG-TERM LIABILITIES:
Long-term debt, net	2,129.9	2,232.2
Deferred income taxes	619.6	616.1
Unamortized investment tax credits	120.9	121.8
Regulatory liabilities	862.9	770.9
Pension and post-retirement liability	522.3	512.2
Asset retirement obligations	222.7	231.4
Other	80.7	61.6
Total Long-Term Liabilities	4,559.0	4,546.2
Commitments and Contingencies (Note 12)
EQUITY:
Common stock - 1,000 shares authorized, without par value, 1 share issued, stated value	1,563.1	1,563.1
Retained earnings	934.8	949.7
Accumulated other comprehensive income	3.1	0.4
Total Equity	2,501.0	2,513.2
TOTAL LIABILITIES AND EQUITY	$8,210.1	$8,123.9
The disclosures regarding KCP&L included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Year to Date September 30
	2018	2017	2018	2017
	(millions)
OPERATING REVENUES	$559.6	$595.7	$1,408.9	$1,474.3
OPERATING EXPENSES:
Fuel and purchased power	142.4	143.9	392.4	367.3
Operating and maintenance	127.3	114.3	354.5	350.7
Depreciation and amortization	71.9	66.3	209.0	199.9
Taxes other than income tax	28.6	51.4	87.9	140.2
Total Operating Expenses	370.2	375.9	1,043.8	1,058.1
INCOME FROM OPERATIONS	189.4	219.8	365.1	416.2
OTHER INCOME (EXPENSE):
Investment earnings	0.7	0.5	2.1	1.5
Other income	0.2	2.2	1.7	5.4
Other expense	(9.0)	(11.9)	(22.9)	(40.7)
Total Other Income (Expense), Net	(8.1)	(9.2)	(19.1)	(33.8)
Interest expense	33.0	34.3	100.6	105.5
INCOME BEFORE INCOME TAXES	148.3	176.3	245.4	276.9
Income tax expense	28.0	62.2	80.3	99.0
NET INCOME	$120.3	$114.1	$165.1	$177.9
COMPREHENSIVE INCOME
NET INCOME	$120.3	$114.1	$165.1	$177.9
OTHER COMPREHENSIVE INCOME:
Derivative hedging activity
Reclassification to expenses, net of tax:	0.8	1.2	2.7	3.8
Derivative hedging activity, net of tax	0.8	1.2	2.7	3.8
Total Other Comprehensive Income	0.8	1.2	2.7	3.8
COMPREHENSIVE INCOME	$121.1	$115.3	$167.8	$181.7
The disclosures regarding KCP&L included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2018	2017
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$165.1	$177.9
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	209.0	199.9
Amortization of nuclear fuel	18.7	24.1
Amortization of deferred refueling outage	10.3	13.7
Net deferred income taxes and credits	25.2	32.6
Allowance for equity funds used during construction	(1.2)	(3.4)
Payments for asset retirement obligations	(9.9)	(14.9)
Other	2.7	6.3
Changes in working capital items:
Accounts receivable	(41.0)	(19.5)
Accounts receivable pledged as collateral	—	(20.0)
Fuel inventory and supplies	13.2	3.6
Prepaid expenses and other current assets	(3.6)	8.9
Accounts payable	(97.7)	(75.1)
Accrued taxes	97.9	122.7
Other current liabilities	8.5	9.9
Changes in other assets	28.3	52.6
Changes in other liabilities	79.0	7.3
Cash Flows from Operating Activities	504.5	526.6
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(310.6)	(317.1)
Purchase of securities - trusts	(27.9)	(23.8)
Sale of securities - trusts	22.5	21.3
Other investing activities	3.4	0.8
Cash Flows (used in) Investing Activities	(312.6)	(318.8)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short term debt, net	40.3	(60.9)
Collateralized short-term borrowings, net	—	20.0
Proceeds from long-term debt	319.5	296.2
Retirements of long-term debt	(373.4)	(281.0)
Cash dividends paid	(180.0)	(182.0)
Other financing activities	2.9	—
Cash Flows (used in) Financing Activities	(190.7)	(207.7)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1.2	0.1
CASH AND CASH EQUIVALENTS:
Beginning of period	2.2	4.5
End of period	$3.4	$4.6
The disclosures regarding KCP&L included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Changes in Equity
(Unaudited)

	Common stock shares	Common stock	Retained earnings	AOCI - Net gains (losses) on cash flow hedges	Total equity
	(millions, except share amounts)
Balance as of December 31, 2016	1	$1,563.1	$982.6	$(4.2)	$2,541.5
Net income	—	—	177.9	—	177.9
Cumulative effect of adoption of ASU 2016-09	—	—	(0.7)	—	(0.7)
Dividends declared on common stock	—	—	(182.0)	—	(182.0)
Derivative hedging activity, net of tax	—	—	—	3.8	3.8
Balance as of September 30, 2017	1	$1,563.1	$977.8	$(0.4)	$2,540.5

Balance as of December 31, 2017	1	$1,563.1	$949.7	$0.4	$2,513.2
Net income	—	—	165.1	—	165.1
Dividends declared on common stock	—	—	(180.0)	—	(180.0)
Derivative hedging activity, net of tax	—	—	—	2.7	2.7
Balance as of September 30, 2018	1	$1,563.1	$934.8	$3.1	$2,501.0
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

•
GPE Transmission Holding Company, LLC (GPETHC) owns 13.5% of Transource Energy, LLC (Transource) with the remaining 86.5% owned by AEP Transmission Holding Company, LLC, a subsidiary of American Electric Power Company, Inc. (AEP). Transource is focused on the development of competitive electric transmission projects. GPETHC accounts for its investment in Transource under the equity method.

Westar Energy also owns a 50% interest in Prairie Wind Transmission, LLC (Prairie Wind), which is a joint venture between Westar Energy and affiliates of AEP and Berkshire Hathaway Energy Company. Prairie Wind owns a 108-mile, 345 kV double-circuit transmission line that is now being used to provide transmission service in the Southwest Power Pool, Inc. (SPP). Westar Energy accounts for its investment in Prairie Wind under the equity method.

Westar Energy and KGE conduct business in their respective service territories using the name Westar Energy. KCP&L and GMO conduct business in their respective service territories using the name KCP&L. Collectively, the Evergy Companies have approximately 12,300 MWs of owned generating capacity and engage in the generation, transmission, distribution and sale of electricity to approximately 1.6 million customers in the states of Kansas and Missouri.
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
Principles of Consolidation
Westar Energy was determined to be the accounting acquirer in the merger and thus, the predecessor of Evergy. Therefore, Evergy's consolidated financial statements reflect the results of operations of Westar Energy for the three months ended and year to date September 30, 2017 and the financial position of Westar Energy as of December 31, 2017. Evergy had separate operations for the period beginning with the quarter ended June 30, 2018, and references to amounts for periods after the closing of the merger relate to Evergy. The results of Great Plains Energy's direct subsidiaries have been included in Evergy's results of operations from the date of the closing of the merger and thereafter.
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
The table below summarizes KCP&L's reclassifications related to operating and investing activities for its consolidated statement of cash flows for year to date September 30, 2017.

	Year to Date
	September 30, 2017
	As Filed	Updated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(in millions)
Adjustments to reconcile income to net cash from operating activities:
Amortization of other	$23.4	$—
Amortization of deferred refueling outage	—	13.7
Deferred income taxes, net	33.4	—
Investment tax credit amortization	(0.8)	—
Net deferred income taxes and credits	—	32.6
Payments for asset retirement obligations	—	(14.9)
Other(a)	(16.0)	6.3
Changes in working capital items:
Fuel inventory and supplies	—	3.6
Fuel inventories(a)	10.8	—
Materials and supplies(a)	(7.2)	—
Prepaid expenses and other current assets	—	8.9
Accrued interest(a)	8.1	—
Other current liabilities	—	9.9
Changes in other assets	—	52.6
Changes in other liabilities	—	7.3
Deferred refueling outage costs(a)	12.1	—
Pension and post-retirement benefit obligations(a)	48.6	—
Fuel recovery mechanisms(a)	7.6	—
Total reclassifications	$120.0	$120.0
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	$—	$(317.1)
Utility capital expenditures	(295.1)	—
Allowance for borrowed funds used during construction	(4.2)	—
Other investing activities	(17.0)	0.8
Total reclassifications	$(316.3)	$(316.3)
(a)Previously reported within Note 3 to the consolidated financial statements of the Great Plains Energy and KCP&L combined Third Quarter 2017 Quarterly Report on Form 10-Q.

Fuel Inventory and Supplies
The Evergy Companies record fuel inventory and supplies at average cost. The balances for fuel inventory and supplies are stated separately in the table below.

	September 30	December 31
	2018	2017
Evergy	(millions)
Fuel inventory	$163.1	$94.1
Supplies	357.8	199.5
Fuel inventory and supplies	$520.9	$293.6
Westar Energy
Fuel inventory	$84.9	$94.1
Supplies	183.8	199.5
Fuel inventory and supplies	$268.7	$293.6
KCP&L(a)
Fuel inventory	$54.6	$71.0
Supplies	129.2	126.0
Fuel inventory and supplies	$183.8	$197.0
(a) KCP&L amounts are not included in consolidated Evergy as of December 31, 2017.
Property, Plant and Equipment
The following tables summarize the property, plant and equipment of Evergy, Westar Energy and KCP&L.

September 30, 2018	Evergy	Westar Energy	KCP&L
	(millions)
Electric plant in service	$27,290.0	$13,236.1	$10,594.2
Electric plant acquisition adjustment	740.6	740.6	—
Accumulated depreciation	(10,168.2)	(4,838.9)	(4,172.3)
Plant in service	17,862.4	9,137.8	6,421.9
Construction work in progress	723.5	443.6	183.4
Nuclear fuel, net	109.1	54.1	55.0
Plant to be retired, net(b)	141.0	2.0	—
Property, plant and equipment, net	$18,836.0	$9,637.5	$6,660.3

December 31, 2017	Evergy	Westar Energy	KCP&L(a)
	(millions)
Electric plant in service	$12,954.3	$12,954.3	$10,213.2
Electric plant acquisition adjustment	739.0	739.0	—
Accumulated depreciation	(4,651.7)	(4,651.7)	(4,070.3)
Plant in service	9,041.6	9,041.6	6,142.9
Construction work in progress	434.9	434.9	350.3
Nuclear fuel, net	71.4	71.4	72.4
Plant to be retired, net(b)	5.9	5.9	—
Property, plant and equipment, net	$9,553.8	$9,553.8	$6,565.6
(a) KCP&L amounts are not included in consolidated Evergy as of December 31, 2017.
(b) As of September 30, 2018, represents the planned retirement of GMO's Sibley No. 3 Unit and Westar Energy analog meters prior to the end of their remaining useful lives. As of December 31, 2017, represents the planned retirement of Westar Energy analog meters prior to the end of their remaining useful lives.

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

The following table reconciles Evergy's basic and diluted EPS.

	Three Months Ended September 30		Year to Date September 30
	2018	2017	2018	2017
Income	(millions, except per share amounts)
Net income	$357.6	$160.7	$524.9	$300.2
Less: net income attributable to noncontrolling interests	2.6	2.4	7.6	10.2
Net income attributable to Evergy, Inc.	355.0	158.3	517.3	290.0
Less: net income allocated to RSUs	0.2	0.3	0.4	0.5
Net income allocated to common stock	$354.8	$158.0	$516.9	$289.5
Common Shares Outstanding
Weighted average equivalent common shares outstanding - basic	268.6	142.5	197.9	142.5
Add: effect of dilutive securities	0.2	—	0.1	—
Weighted average equivalent common shares outstanding - diluted	268.8	142.5	198.0	142.5
Basic and Diluted EPS	$1.32	$1.11	$2.61	$2.03
There were no anti-dilutive securities excluded from the computation of diluted EPS for the three months ended and year to date September 30, 2018 and 2017.
Dividends Declared
In November 2018, Evergy's Board of Directors (Evergy Board) declared a quarterly dividend of $0.475 per share on Evergy's common stock. The common dividend is payable December 20, 2018, to shareholders of record as of November 29, 2018.
In November 2018, Westar Energy's Board of Directors declared a cash dividend payable to Evergy of $70.0 million, payable on December 19, 2018.

Supplemental Cash Flow Information

Year to Date September 30	2018	2017
Evergy	(millions)
Cash paid for (received from):
Interest, net of amounts capitalized	$148.7	$109.0
Interest of VIEs	2.3	3.1
Income taxes, net of refunds	0.6	(12.6)
Non-cash investing transactions:
Property, plant and equipment additions (reductions)	(24.8)	112.5
Deconsolidation of property, plant and equipment of VIE	—	(72.9)
Non-cash financing transactions:
Issuance of stock for compensation and reinvested dividends	0.4	4.9
Deconsolidation of VIE	—	(83.1)
Assets acquired through capital leases	0.1	4.6
Westar Energy
Cash paid for (received from):
Interest, net of amounts capitalized	$110.5	$109.0
Interest of VIEs	2.3	3.1
Income taxes, net of refunds	—	(12.6)
Non-cash investing transactions:
Property, plant and equipment additions (reductions)	(42.0)	112.5
Deconsolidation of property, plant and equipment of VIE	—	(72.9)
Non-cash financing transactions:
Issuance of stock for compensation and reinvested dividends	—	4.9
Deconsolidation of VIE	—	(83.1)
Assets acquired through capital leases	0.1	4.6
KCP&L(a)
Cash paid for (received from):
Interest, net of amounts capitalized	$87.6	$88.6
Income taxes, net of refunds	28.4	4.9
Non-cash investing transactions:
Property, plant and equipment additions	15.2	15.5
(a) KCP&L amounts are included in consolidated Evergy from the date of the closing of the merger, June 4, 2018, through September 30, 2018.
See Note 2 for the non-cash information related to the merger transaction, including the fair value of Great Plains Energy's assets acquired and liabilities assumed and the issuance of Evergy common stock.
New Accounting Standards
Intangibles - Internal-Use Software
In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for recording implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. An entity in a hosting arrangement that is a service contract will need to determine which project stage (that is, preliminary project stage, application development stage or post-implementation stage) an implementation activity relates. Costs for implementation activities in the application development stage are recorded as a prepaid asset depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are incurred. Costs that are recorded to a prepaid asset are to be expensed over the term of the hosting arrangement. The new guidance is effective for annual periods beginning after December 15, 2019 and interim periods within those fiscal years. The new guidance can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted. The Evergy Companies are currently evaluating the new guidance including the timing of adoption.

Compensation - Retirement Benefits
In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits, which requires an employer to disaggregate the service cost component from the other components of net benefit cost. The service cost component is to be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The non-service cost components are to be reported separately from service costs and outside of a subtotal of income from operations. The amendments in this update allow only the service cost component to be eligible for capitalization as part of utility plant. The non-service cost components that are no longer eligible for capitalization as part of utility plant will be recorded as a regulatory asset. The new guidance is to be applied retrospectively for the presentation of service cost and non-service cost components in the income statement and prospectively for the capitalization of the service cost component and is effective for interim and annual periods beginning after December 15, 2017. The Evergy Companies adopted ASU No. 2017-07 on January 1, 2018, and accordingly have retrospectively adjusted prior periods. The Evergy Companies utilized the practical expedient that allows for the use of amounts disclosed in Note 7 for applying the retrospective presentation to the 2017 consolidated statements of income and comprehensive income.
The following table reflects the retrospective adjustments in the line items of the Evergy Companies' consolidated statements of income and comprehensive income associated with the adoption of ASU No. 2017-07.

	Three Months Ended			Year to Date
	September 30, 2017			September 30, 2017
	As Previously Reported(b)	Effect of Change	As Reported	As Previously Reported(b)	Effect of Change	As Reported
Evergy	(millions)
Operating and maintenance expense	$145.5	$(4.9)	$140.6	$430.6	$(15.0)	$415.6
Total operating expenses	534.3	(4.9)	529.4	1,434.7	(15.0)	1,419.7
Income from operations	260.0	4.9	264.9	541.5	15.0	556.5
Other expense	(6.6)	(4.9)	(11.5)	(14.6)	(15.0)	(29.6)
Total other income (expense), net	(1.7)	(4.9)	(6.6)	(5.4)	(15.0)	(20.4)
Westar Energy
Operating and maintenance expense	$145.5	$(4.9)	$140.6	$430.6	$(15.0)	$415.6
Total operating expenses	534.3	(4.9)	529.4	1,434.7	(15.0)	1,419.7
Income from operations	260.0	4.9	264.9	541.5	15.0	556.5
Other expense	(6.6)	(4.9)	(11.5)	(14.6)	(15.0)	(29.6)
Total other income (expense), net	(1.7)	(4.9)	(6.6)	(5.4)	(15.0)	(20.4)
KCP&L(a)
Operating and maintenance expense	$124.2	$(9.9)	$114.3	$385.0	$(34.3)	$350.7
Total operating expenses	385.8	(9.9)	375.9	1,092.4	(34.3)	1,058.1
Income from operations	209.9	9.9	219.8	381.9	34.3	416.2
Other expense	(2.0)	(9.9)	(11.9)	(6.4)	(34.3)	(40.7)
Total other income (expense), net	0.7	(9.9)	(9.2)	0.5	(34.3)	(33.8)
(a) KCP&L amounts are not included in consolidated Evergy for the three months ended and year to date September 30, 2017.
(b) Certain Evergy, Westar Energy, and KCP&L as previously reported amounts have been adjusted to reflect reclassification adjustments made for comparative purposes as discussed further in Principles of Consolidation above and that have no impact on net income.

Statement of Cash Flows
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Among other clarifications, the guidance requires that cash proceeds received from the settlement of corporate-owned life insurance (COLI) policies be classified as cash inflows from investing activities and that cash payments for premiums on COLI policies may be classified as cash outflows for investing activities, operating activities or a combination of both. Retrospective application is required. The Evergy Companies adopted the guidance effective January 1, 2018, which resulted in retrospective reclassification of cash proceeds of $1.9 million from the settlement of COLI policies from cash inflows from operating activities to cash inflows from investing activities for year to date September 30, 2017, for Evergy and Westar Energy.  In addition, cash payments of $2.3 million for premiums on COLI policies were reclassified from cash outflows used in operating activities to cash outflows used in investing activities for the same period for Evergy and Westar Energy. The adoption of ASU No. 2016-15 did not have a material impact on KCP&L.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires that the statement of cash flows explains the change for the period of restricted cash and restricted cash equivalents along with cash and cash equivalents. The guidance requires a retrospective transition method and is effective for fiscal years beginning after December 15, 2017. The Evergy Companies adopted the guidance effective January 1, 2018. As a result, Evergy and Westar Energy adjusted amounts previously reported for cash and cash equivalents to include restricted cash which resulted in an increase to beginning and ending cash, cash equivalents and restricted cash of $0.1 million for year to date September 30, 2017. The adoption of ASU No. 2016-18 did not have a material impact on KCP&L.
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires an entity that is a lessee to record a right-of-use asset and a lease liability for lease payments on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and requires a modified retrospective transition approach with an option to either adjust or not adjust comparative periods.  The Evergy Companies plan to adopt the new guidance on January 1, 2019, without adjusting comparative periods. In 2016, management began evaluating current leases to assess the initial impact on Evergy's consolidated financial results. The Evergy Companies continue to evaluate the guidance and disclosure requirements and believe application of the guidance will result in an increase to the assets and liabilities on their consolidated balance sheets, with minimal impact to their consolidated statements of income and comprehensive income. In addition, management is evaluating the Evergy Companies' internal controls over financial reporting as needed to ensure that they remain effective after implementation. The standard permits an entity to elect a practical expedient for existing or expired contracts to forgo reassessing leases to determine whether each is in scope of the new standard and to forgo reassessing lease classification. The Evergy Companies expect to elect this practical expedient upon implementation. In July 2018, the FASB issued ASU No. 2018-11, which provides entities an optional transition method to apply ASU No. 2016-02 as of the date of initial application of the standard rather than as of the earliest period presented. The Evergy Companies are evaluating this update and have not yet determined if they will elect to use this optional transition method.
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

Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In August 2015, the FASB issued ASU No. 2015-14, deferring the effective date of ASU No. 2014-09 one year, from January 1, 2017, to January 1, 2018. The ASU replaced most existing revenue recognition guidance in GAAP when it became effective. The Evergy Companies adopted ASU No. 2014-09 and its related amendments (ASC 606) on January 1, 2018, using the modified retrospective transition method for all contracts not completed as of the date of adoption. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while historical periods have not been adjusted and continue to be reported in accordance with the legacy guidance in ASC 605 - Revenue Recognition.
There was no cumulative effect adjustment to the opening balance of retained earnings in 2018 for the Evergy Companies as a result of the adoption of the new guidance. The impact to both operating revenues and taxes other than income taxes on KCP&L's statements of comprehensive income in 2018 as a result of adopting ASC 606 was a decrease of $22.1 million and $59.7 million for the three months ended and year to date September 30, 2018, respectively. This impact was related to sales taxes and franchise fees collected from KCP&L's Missouri customers, which prior to ASC 606, were recorded gross on KCP&L's statements of comprehensive income. See Note 3 for more information on revenue from contracts with customers.
2. MERGER OF GREAT PLAINS ENERGY AND WESTAR ENERGY
Description of Merger Transaction
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
Merger Related Regulatory Matters
KCC
In May 2018, the State Corporation Commission of the State of Kansas (KCC) approved Great Plains Energy's, KCP&L's and Westar Energy's joint application for approval of the merger, including a settlement agreement that had been reached between Great Plains Energy, KCP&L, Westar Energy, KCC staff and certain other intervenors in the case. Through the joint application and settlement agreement, Great Plains Energy, KCP&L and Westar Energy agreed to the conditions and obligations listed below, in addition to other organizational, financing, customer service and civic responsibility commitments.

•
Provide a total of $30.6 million of one-time bill credits to Kansas electric retail customers as soon as practicable following the close of the merger and the completion of Westar Energy's and KCP&L's current rate cases in Kansas. Of this total, $23.1 million of the credits relate to Westar Energy customers and the remaining $7.5 million of credits relate to KCP&L Kansas customers.

•
Provide a total of approximately $46 million in additional bill credits consisting of $11.5 million in annual bill credits to Kansas electric retail customers from 2019 through 2022. Of the annual amount, $8.7 million of the credits relate to Westar Energy customers and the remaining $2.8 million of credits relate to KCP&L Kansas customers.

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

•
Require both Westar Energy and KCP&L to file rate cases in Kansas in a fashion that would allow for updated electric utility rates to become effective upon the end of the five-year rate moratorium in December 2023.

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

•
Allow Westar Energy and KCP&L to recover a total of $30.9 million of merger transition costs consisting of $23.2 million for Westar Energy and $7.7 million for KCP&L's Kansas jurisdiction. Westar Energy and KCP&L have recorded these amounts as regulatory assets and the settlement agreement stipulates that they will be recovered over a ten year period.

MPSC
In May 2018, the Public Service Commission of the State of Missouri (MPSC) approved Great Plains Energy's, KCP&L's, GMO's and Westar Energy's joint application for approval of the merger, including two stipulations and agreements between these companies, MPSC staff and certain other intervenors in the case. Through the joint application and stipulations and agreements, Great Plains Energy, KCP&L, GMO and Westar Energy agreed to the conditions and obligations listed below, in addition to other organizational, financing, customer service and civic responsibility commitments.

•
Provide a total of $29.1 million of one-time bill credits to Missouri electric retail customers within 120 days following the close of the merger. Of this total, $14.9 million of the credits relate to KCP&L Missouri customers and the remaining $14.2 million of credits relate to GMO customers.

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

Accounting Charges and Deferrals Related to the Merger
The following pre-tax reductions of revenue, expenses and deferral were recognized following the consummation of the merger and are included in the Evergy Companies' consolidated statements of income and comprehensive income for year to date September 30, 2018.

Description	Income Statement Line Item	Expected Payment Period	Evergy	Westar Energy	KCP&L
			(millions)
One-time bill credits	Operating revenues	2018 - 2019	$(59.7)	$(23.1)	$(22.4)
Annual bill credits	Operating revenues	2019 - 2022	(7.6)	(5.8)	(1.9)
Total impact to operating revenues			$(67.3)	$(28.9)	$(24.3)

Charitable contributions and community support	Operating and maintenance	2018 - 2027	$24.7	$—	$—
Voluntary severance and accelerated equity compensation	Operating and maintenance	2018 - 2019	40.7	40.7	—
Other transaction and transition costs	Operating and maintenance	2018	47.0	20.4	1.7
Reallocation and deferral of merger transition costs	Operating and maintenance	n/a	(47.8)	(13.3)	(23.9)
Total impact to operating and maintenance expense			$64.6	$47.8	$(22.2)
Total			$(131.9)	$(76.7)	$(2.1)
Reductions of revenue and expenses related to customer bill credits, charitable contributions and community support were incurred as a result of conditions in the MPSC and KCC merger orders and were recorded as liabilities in the amounts presented above following the consummation of the merger. Voluntary severance and accelerated equity compensation represent costs related to payments for voluntary severance and change in control plans, as well as the recording of unrecognized equity compensation costs and the incremental fair value associated with the vesting of outstanding Westar Energy equity compensation awards. Other transaction and transition costs include merger success fees and fees for other outside services incurred. Reallocation and deferral of merger transition costs represents the net reallocation of incurred merger transition costs between Evergy, Westar Energy, KCP&L and GMO and the subsequent deferral of these transition costs to a regulatory asset for future recovery in accordance with the KCC and MPSC merger orders.
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
The preliminary purchase price allocation to Great Plains Energy's assets and liabilities as of June 4, 2018 is detailed in the following table.

(millions)
Current assets	$2,151.7
Property, plant and equipment, net	9,179.7
Goodwill	2,333.5
Other long-term assets, excluding goodwill	1,235.9
Total assets	$14,900.8
Current liabilities	1,673.9
Long-term liabilities, excluding long-term debt	2,892.6
Long-term debt, net	3,358.6
Total liabilities	$7,925.1
Total purchase price	$6,975.7
Impact of Merger
The impact of Great Plains Energy's subsidiaries on Evergy's revenues in the consolidated statements of income for the three months ended and year to date September 30, 2018 was an increase of $817.6 million and $1,060.2 million, respectively. The impact of Great Plains Energy's subsidiaries on Evergy's net income attributable to Evergy in the consolidated statements of income for the three months ended and year to date September 30, 2018 was an increase of $178.8 million and $239.0 million, respectively.

Evergy has incurred total merger-related costs, including reductions of revenue for customer bill credits, of $10.3 million and $134.3 million for the three months ended and year to date September 30, 2018, respectively, and $7.9 million and $8.9 million for the three months ended and year to date September 30, 2017, respectively.
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

	Three Months Ended September 30		Year to Date September 30
	2018	2017	2018	2017
	(millions, except per share amounts)
Operating revenues	$1,582.5	$1,651.5	$4,134.8	$4,086.7
Net income attributable to Evergy, Inc.	360.2	321.8	694.5	543.3
Basic earnings per common share	$1.34	$1.19	$2.56	$2.00
Diluted earnings per common share	$1.34	$1.19	$2.55	$2.00
Evergy, Westar Energy and Great Plains Energy incurred non-recurring costs directly related to the merger that have been excluded in the pro forma earnings presented above. After-tax non-recurring merger-related costs incurred by Evergy, Westar Energy and Great Plains Energy were $5.2 million and $73.4 million for the three months ended and year to date September 30, 2018, respectively, and $6.0 million and $9.4 million for the three months ended and year to date September 30, 2017, respectively.

3. REVENUE
Evergy's, Westar Energy's and KCP&L's revenues disaggregated by customer class are summarized in the following tables.

Three Months Ended September 30, 2018	Evergy	Westar Energy	KCP&L
Revenues	(millions)
Residential	$647.1	$270.5	$243.5
Commercial	530.5	217.4	231.1
Industrial	173.4	111.9	39.1
Other retail	10.9	5.4	2.7
Total electric retail	$1,361.9	$605.2	$516.4
Wholesale	118.5	82.4	29.9
Transmission	80.6	72.2	3.8
Industrial steam and other	6.0	1.5	0.7
Total revenue from contracts with customers	$1,567.0	$761.3	$550.8
Other	15.5	3.5	8.8
Operating revenues	$1,582.5	$764.8	$559.6

Year to Date September 30, 2018	Evergy	Westar Energy	KCP&L(a)
Revenues	(millions)
Residential	$1,169.4	$671.9	$585.4
Commercial	945.0	542.8	609.2
Industrial	375.5	297.2	105.4
Other retail	21.5	15.3	7.7
Total electric retail	$2,511.4	$1,527.2	$1,307.7
Wholesale	302.4	263.7	38.5
Transmission	227.6	216.3	11.0
Industrial steam and other	10.0	4.6	3.0
Total revenue from contracts with customers	$3,051.4	$2,011.8	$1,360.2
Other	24.7	4.1	48.7
Operating revenues	$3,076.1	$2,015.9	$1,408.9
(a) KCP&L amounts are included in consolidated Evergy from the date of the closing of the merger, June 4, 2018, through September 30, 2018.

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

Prior to the adoption of ASC 606, KCP&L recorded sales taxes and franchise fees collected from its Missouri customers gross on KCP&L's statements of comprehensive income within operating revenues and taxes other than income taxes.
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
4. RECEIVABLES
The Evergy Companies' receivables are detailed in the following table.

	September 30	December 31
	2018	2017
Evergy	(millions)
Customer accounts receivable - billed	$231.7	$165.4
Customer accounts receivable - unbilled	191.1	76.6
Other receivables	82.4	55.4
Allowance for doubtful accounts	(8.7)	(6.7)
Total	$496.5	$290.7
Westar Energy
Customer accounts receivable - billed	$194.0	$165.4
Customer accounts receivable - unbilled	96.7	76.6
Other receivables	60.7	55.4
Allowance for doubtful accounts	(3.9)	(6.7)
Total	$347.5	$290.7
KCP&L (a)
Customer accounts receivable - billed	$25.3	$1.6
Customer accounts receivable - unbilled	66.6	67.6
Other receivables	14.5	39.3
Allowance for doubtful accounts	(3.5)	(2.2)
Total	$102.9	$106.3
(a) KCP&L amounts are not included in consolidated Evergy as of December 31, 2017.

Evergy's, Westar Energy's and KCP&L's other receivables at September 30, 2018 and December 31, 2017 consisted primarily of receivables from partners in jointly-owned electric utility plants and wholesale sales receivables. As of September 30, 2018, other receivables for Evergy, Westar Energy and KCP&L included receivables from contracts with customers of $57.7 million, $52.8 million and $1.0 million, respectively.
The Evergy Companies recorded bad debt expense related to contracts with customers as summarized in the following table.

	Three Months Ended September 30		Year to Date September 30
	2018	2017	2018	2017
	(millions)
Evergy	$4.5	$2.0	$10.6	$5.4
Westar Energy	1.1	2.0	6.2	5.4
KCP&L (a)	3.9	2.8	7.5	6.0
(a) KCP&L amounts are included in consolidated Evergy from the date of the closing of the merger, June 4, 2018, through September 30, 2018.
Sale of Accounts Receivable – KCP&L and GMO
KCP&L and GMO sell all of their retail electric accounts receivable to their wholly-owned subsidiaries, KCP&L Receivables Company and GMO Receivables Company, respectively, which in turn sell an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor.

Each of KCP&L Receivables Company's and GMO Receivables Company's sale of the undivided percentage ownership interest in accounts receivable to Victory Receivables Corporation is accounted for as a secured borrowing with accounts receivable pledged as collateral and a corresponding short-term collateralized note payable recognized on the balance sheets.  At September 30, 2018, Evergy's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $195.0 million. At September 30, 2018 and December 31, 2017, KCP&L's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $130.0 million. KCP&L's receivable sale facility expires in September 2019 and allows for $130.0 million in aggregate outstanding principal amount of borrowings at any time. GMO's receivable sale facility expires in September 2019 and allows for $50.0 million in aggregate outstanding principal amount of borrowings from mid-November through mid-June and then $65.0 million from mid-June through mid-November.
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
In August 2018, Westar Energy filed an updated Transmission Delivery Charge (TDC) tariff with the KCC to reflect the reduction in revenue requirement that occurred as a result of the Tax Cuts and Jobs Act. The updated filing requested new prices decreasing Westar Energy's annual retail revenues by approximately $20 million. In October 2018, the KCC issued an order approving the request with the new prices effective October 30, 2018.
Westar Energy 2018 Rate Case Proceedings
In February 2018, Westar Energy filed an application with the KCC to request a two-step change in rates, a decrease to retail revenues of approximately $2 million in September 2018 followed by an increase in retail revenues of approximately $54 million in February 2019, with a return on equity of 9.85% and a rate-making equity ratio of 51.6%. The request reflects costs associated with the completion of the Western Plains Wind Farm, the expiration of wholesale contracts currently reflected in retail prices as offsets to retail cost of service, the expiration of production tax credits from prior wind investments and an updated depreciation study, partially offset by the impact of the Tax Cuts and Jobs Act and a portion of the savings from the merger with Great Plains Energy.
In June 2018, Westar Energy, the KCC staff and several other intervenors in the case reached a non-unanimous stipulation and agreement to settle all outstanding issues in the case. The stipulation and agreement provides for a decrease to retail revenues of $66.0 million, before rebasing property tax expense, with a return on equity of 9.3%, a rate-making equity ratio of 51.46% and does not include a second step revenue requirement change as included in Westar Energy's initial application. The stipulation and agreement also provides for an approximately $16 million increase associated with rebasing property tax expense, an approximately $46 million increase in depreciation expense, allows for the recovery of an approximately $41 million wholesale contract that expires in 2019 through Westar Energy's fuel recovery mechanism and reflects customer benefits related to the impacts of the Tax Cuts and Jobs Act, including a one-time bill credit of approximately $50 million to be provided to customers following the conclusion of the rate case.
In September 2018, the KCC issued an order approving the non-unanimous stipulation and agreement. The rates established by the order took effect on September 27, 2018.
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

In October 2018, KCP&L, the KCC staff and other intervenors reached a unanimous settlement agreement to settle all outstanding issues in the case. The settlement agreement provides for a decrease to retail revenues of $10.7 million before rebasing property tax expense, with a return on equity of 9.3%, a rate-making equity ratio of 49.09% and a one-time bill credit of $36.9 million for customer benefits related to the impacts of the Tax Cuts and Jobs Act.
The unanimous settlement agreement is subject to the approval of the KCC. The new rates are expected to go into effect in December 2018.
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
In September 2018, KCP&L, MPSC staff and other intervenors in the case reached several non-unanimous stipulations and agreements to settle all outstanding issues in the case. The stipulations and agreements provide for a decrease to retail revenues of $21.1 million and a one-time customer benefit of $38.7 million related to the impact of the Tax Cuts and Jobs Act, which will be offset against existing KCP&L regulatory assets. The final amount of the one-time customer benefit related to the impact of the Tax Cuts and Jobs Act is dependent on the effective date of new rates.
In October 2018, the MPSC issued an order approving the non-unanimous stipulations and agreements. The rates established by the order are expected to take effect no later than December 2018.
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
In September 2018, GMO, MPSC staff and other intervenors in the case reached several non-unanimous stipulations and agreements to settle all outstanding issues in the case. The stipulations and agreements provide for a decrease to retail revenues of $24.0 million and a one-time bill credit of $29.3 million for customer benefits related to the impacts of the Tax Cuts and Jobs Act. The final amount of the one-time customer bill credit related to the impact of the Tax Cuts and Jobs Act is dependent on the effective date of new rates.
In October 2018, the MPSC issued an order approving the non-unanimous stipulations and agreements. The rates established by the order are expected to take effect no later than December 2018.
FERC Proceedings
Westar Energy's TFR, effective in January 2018, includes projected 2018 transmission capital expenditures and operating costs and was expected to increase annual transmission revenues by $25.5 million. Due to the passage of the Tax Cuts and Jobs Act, Westar Energy requested permission from FERC to retroactively reflect the reduction in the federal corporate income tax rate in its 2018 prices. In April 2018, FERC granted the request and Westar Energy has recorded a regulatory liability as of September 30, 2018 of $5.9 million related to this request. It is estimated the revised TFR will increase 2018 revenues by $2.3 million when compared to 2017.
Westar Energy's TFR, effective in January 2019, includes projected 2019 transmission capital expenditures and operating costs and is expected to decrease annual transmission revenues by $11.2 million when compared to 2018.

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
Certain of the Evergy Companies' generating stations or other facilities may contain asbestos due to the age of the facilities, but no confirmation or measurement of the total amount of asbestos could be determined as of September 30, 2018. Due to the inability to reasonably estimate the quantities or the amount of disturbance that will be necessary during dismantlement at the end of the life of a plant or facility, the fair value of this ARO cannot be reasonably estimated at this time. Management will continue to monitor the obligation and will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value.
The following table summarizes the change in the Evergy Companies' AROs for the periods ending September 30, 2018 and December 31, 2017.

	Evergy		Westar Energy		KCP&L(a)
	2018	2017	2018	2017	2018	2017
	(millions)
Beginning balance, January 1	$405.1	$324.0	$405.1	$324.0	$266.3	$278.0
Liabilities assumed upon merger with Great Plains Energy	412.2	—	—	—	—	—
Liabilities incurred during the year	7.4	13.5	7.4	13.5	—	—
Revision in timing and/or estimates	(138.6)	66.8	(133.0)	66.8	(5.7)	0.3
Settlements	(15.9)	(16.0)	(10.6)	(16.0)	(9.9)	(25.5)
Accretion	22.1	16.8	14.0	16.8	12.6	13.5
Ending balance	$692.3	$405.1	$282.9	$405.1	$263.3	$266.3
Less: current portion	(69.6)	(25.1)	(25.1)	(25.1)	(40.6)	(34.9)
Total noncurrent asset retirement obligation	$622.7	$380.0	$257.8	$380.0	$222.7	$231.4
(a) KCP&L amounts are only included in consolidated Evergy from the date of the closing of the merger, June 4, 2018, through September 30, 2018.
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

	Pension Benefits			Post-Retirement Benefits
Three Months Ended September 30, 2018	Evergy	Westar Energy	KCP&L	Evergy	Westar Energy	KCP&L
Components of net periodic benefit costs	(millions)
Service cost	$20.2	$8.0	$9.1	$0.7	$0.4	$0.4
Interest cost	26.3	12.7	9.4	2.5	1.2	0.8
Expected return on plan assets	(27.0)	(13.9)	(10.6)	(2.5)	(1.8)	(0.4)
Amortization of unrecognized:
Prior service cost	0.3	0.2	0.2	0.1	0.1	—
Recognized net actuarial (gain)/loss	8.1	8.1	8.4	(0.1)	(0.1)	—
Net periodic benefit costs before regulatory adjustment	27.9	15.1	16.5	0.7	(0.2)	0.8
Regulatory adjustment	2.6	2.8	0.7	(0.4)	(0.4)	0.1
Net periodic benefit costs	$30.5	$17.9	$17.2	$0.3	$(0.6)	$0.9

	Pension Benefits			Post-Retirement Benefits
Year to Date September 30, 2018	Evergy	Westar Energy	KCP&L(a)	Evergy	Westar Energy	KCP&L(a)
Components of net periodic benefit costs	(millions)
Service cost	$40.4	$24.1	$27.4	$1.5	$1.0	$1.1
Interest cost	56.2	38.1	28.3	5.4	3.7	2.5
Expected return on plan assets	(59.3)	(41.9)	(31.7)	(6.2)	(5.2)	(1.4)
Amortization of unrecognized:
Prior service cost	0.6	0.5	0.4	0.3	0.3	—
Recognized net actuarial (gain)/loss	24.4	24.4	25.1	(0.4)	(0.4)	(0.1)
Net periodic benefit costs before regulatory adjustment	62.3	45.2	49.5	0.6	(0.6)	2.1
Regulatory adjustment	8.4	8.4	2.1	(1.3)	(1.3)	(0.2)
Net periodic benefit costs	$70.7	$53.6	$51.6	$(0.7)	$(1.9)	$1.9
(a) KCP&L amounts are included in consolidated Evergy from the date of the closing of the merger, June 4, 2018, through September 30, 2018.

	Pension Benefits			Post-Retirement Benefits
Three Months Ended September 30, 2017	Evergy	Westar Energy	KCP&L(a)	Evergy	Westar Energy	KCP&L(a)
Components of net periodic benefit costs	(millions)
Service cost	$7.2	$7.2	$8.1	$0.3	$0.3	$0.4
Interest cost	13.1	13.1	9.8	1.4	1.4	0.9
Expected return on plan assets	(13.4)	(13.4)	(9.5)	(1.8)	(1.8)	(0.4)
Amortization of unrecognized:
Prior service cost	0.1	0.1	0.2	0.1	0.1	—
Recognized net actuarial (gain)/loss	6.7	6.7	8.9	(0.2)	(0.2)	(0.1)
Net periodic benefit costs before regulatory adjustment	13.7	13.7	17.5	(0.2)	(0.2)	0.8
Regulatory adjustment	3.6	3.6	0.2	(0.4)	(0.4)	(0.1)
Net periodic benefit costs	$17.3	$17.3	$17.7	$(0.6)	$(0.6)	$0.7
(a) KCP&L amounts are not included in consolidated Evergy for the three months ended September 30, 2017.

	Pension Benefits			Post-Retirement Benefits
Year to Date September 30, 2017	Evergy	Westar Energy	KCP&L(a)	Evergy	Westar Energy	KCP&L(a)
Components of net periodic benefit costs	(millions)
Service cost	$21.5	$21.5	$24.4	$0.9	$0.9	$1.1
Interest cost	39.3	39.3	29.4	4.2	4.2	2.8
Expected return on plan assets	(40.2)	(40.2)	(28.6)	(5.2)	(5.2)	(1.3)
Amortization of unrecognized:
Prior service cost	0.5	0.5	0.4	0.3	0.3	—
Recognized net actuarial (gain)/loss	20.2	20.2	26.7	(0.6)	(0.6)	(0.3)
Net periodic benefit costs before regulatory adjustment	41.3	41.3	52.3	(0.4)	(0.4)	2.3
Regulatory adjustment	10.6	10.6	4.3	(1.4)	(1.4)	0.9
Net periodic benefit costs	$51.9	$51.9	$56.6	$(1.8)	$(1.8)	$3.2
(a) KCP&L amounts are not included in consolidated Evergy for year to date September 30, 2017.
The components of net periodic benefit costs other than the service cost component are included in other expense on the Evergy Companies' consolidated statements of income and comprehensive income.
Year to date September 30, 2018, Evergy, Westar Energy and KCP&L made pension contributions of $53.1 million, $43.1 million and $23.7 million, respectively. Evergy's year to date September 30, 2018 pension contributions consist of Westar Energy's year to date September 30, 2018 contributions and KCP&L's contributions made following the closing of the merger in June 2018.
Evergy expects to make additional pension contributions of $66.3 million in 2018 to satisfy the Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and KCC and MPSC rate orders, of which $4.9 million is expected to be paid by Westar Energy and $61.4 million is expected to be paid by KCP&L. Also in 2018, Evergy and KCP&L expect to make contributions of $4.6 million to the post-retirement benefit plans.
8. EQUITY COMPENSATION
Upon the consummation of the merger, Evergy assumed both Westar Energy's Long-Term Incentive and Share Award plan (LTISA) and Great Plains Energy's Amended Long-Term Incentive Plan, which was renamed the Evergy, Inc. Long-Term Incentive Plan. All outstanding share-based payment awards under Westar Energy's LTISA vested at the closing of the merger transaction and were converted into a right to receive Evergy common stock with the exception of certain RSUs issued prior to the closing of the merger to certain officers and employees of Westar

Energy. The vesting of these shares resulted in the recognition of $14.6 million of compensation expense in Evergy's and Westar Energy's consolidated statements of income for year to date September 30, 2018.

All of Great Plains Energy's outstanding performance shares, restricted stock, RSUs and director deferred share units under Great Plains Energy's Amended Long-Term Incentive Plan were converted into equivalent Evergy performance shares, restricted stock, RSUs and director deferred share units at Great Plains Energy's merger exchange ratio of 0.5981. The estimated fair value of these converted awards that was allocated to the purchase price was $12.5 million, after-tax. See Note 2 for more information regarding the merger.
The following table summarizes the Evergy Companies' equity compensation expense and the associated income tax (expense) benefit.

	Three Months Ended September 30		Year to Date September 30

	2018	2017	2018	2017
Evergy	(millions)
Equity compensation expense	$4.3	$2.1	$26.0	$6.7
Income tax (expense) benefit	(1.5)	0.8	1.9	2.6
Westar Energy
Equity compensation expense	$2.0	$2.1	$22.6	$6.7
Income tax (expense) benefit	(1.0)	0.8	2.1	2.6
KCP&L(a)
Equity compensation expense	$1.6	$1.2	$4.8	$2.9
Income tax (expense) benefit	(0.7)	0.4	(0.1)	1.2
(a) KCP&L amounts are only included in consolidated Evergy from the date of the closing of the merger, June 4, 2018, through September 30, 2018.
Performance Shares
The vesting of performance shares is contingent upon achievement of specific performance goals over a stated period of time as approved by the Compensation and Leadership Development Committee of the Evergy Board. The number of performance shares ultimately vested can vary from the number of shares initially granted depending on either Great Plains Energy's performance prior to the closing of the merger transaction or Evergy's performance based on the stated performance period of the awards. Compensation expense for performance shares is calculated by recognizing the portion of the grant date fair value for each reporting period for which the requisite service has been rendered. Dividends are accrued over the vesting period and paid in cash based on the number of performance shares ultimately paid.
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

Performance share activity for year to date September 30, 2018 is summarized in the following table.

	Performance Shares	Grant Date Fair Value*
Beginning balance January 1, 2018	—	$—
Converted Great Plains Energy awards upon merger	351,708	63.79
Forfeited	(3,212)	63.44
Ending balance September 30, 2018	348,496	63.80
* weighted-average
At September 30, 2018, the remaining weighted-average contractual term was 1.3 years.  There were no shares granted for the three months ended September 30, 2018 and 2017, respectively. The weighted-average grant-date fair value of shares granted was $63.79 year to date September 30, 2018. At September 30, 2018, there was $10.6 million of total unrecognized compensation expense, net of forfeiture rates, related to converted Great Plains Energy performance shares granted under its Amended Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.
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
Restricted stock activity for year to date September 30, 2018 is summarized in the following table.

	Nonvested Restricted Stock	Grant Date Fair Value*
Beginning balance January 1, 2018	—	$—
Converted Great Plains Energy awards upon merger	122,505	54.05
Vested	(4,222)	54.50
Forfeited	(1,070)	54.04
Ending balance September 30, 2018	117,213	54.03
* weighted-average
At September 30, 2018, the remaining weighted-average contractual term was 1.4 years.  There were no shares granted for the three months ended September 30, 2018 and 2017, respectively. The weighted-average grant-date fair value of shares granted was $54.05 year to date September 30, 2018. At September 30, 2018, there was $3.1 million of total unrecognized compensation expense, net of forfeiture rates, related to converted Great Plains Energy restricted stock granted under its Amended Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term. The total fair value of shares vested was $0.2 million for the three months ended and year to date September 30, 2018.
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

Evergy measures the fair value of RSUs with only service requirements based on the fair market value of the underlying common stock as of the grant date. RSU awards with only service conditions recognize compensation expense by multiplying shares by the grant-date fair value related to the RSU and recognizing it on a straight-line basis over the requisite service period for the entire award, including for those RSUs that have a graded vesting schedule. Nonforfeitable dividend equivalents, or the rights to receive cash equal to the value of dividends paid on Evergy's common stock, are paid on certain of these RSUs during the vesting period. Nonforfeitable dividends equivalents are recorded directly to retained earnings.
RSU activity for awards with only service requirements for year to date September 30, 2018 is summarized in the following table.

	Nonvested Restricted Share Units	Grant Date Fair Value*
Beginning balance January 1, 2018	255,964	$46.09
Granted	222,465	52.16
Converted Great Plains Energy awards upon merger	82,331	53.77
Vested	(342,599)	46.81
Forfeited	(905)	50.73
Ending balance September 30, 2018	217,256	54.07
* weighted-average
At September 30, 2018, the remaining weighted-average contractual term related to RSU awards with only service requirements was 1.7 years.  There were no RSUs granted for the three months ended September 30, 2018 and 2017, respectively. The weighted-average grant-date fair value of RSUs granted with only service requirements was $52.16 and $53.25 year to date September 30, 2018, and 2017, respectively. At September 30, 2018, there was $9.5 million of unrecognized compensation expense related to unvested RSUs. There were no RSUs with only service requirements that vested for the three months ended September 30, 2018. The total fair value of RSUs with only service requirements that vested year to date September 30, 2018 was $16.0 million. The total fair value of RSUs with only service requirements that vested for the three months ended and year to date September 30, 2017 was $0.2 million and $3.8 million, respectively.

9. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
In September 2018, Evergy entered into a $2.5 billion master credit facility which expires in 2023. Evergy, Westar Energy, KCP&L and GMO have borrowing capacity under the master credit facility with specific sublimits for each borrower. These sublimits can be unilaterally adjusted by Evergy for each borrower provided the sublimits remain within minimum and maximum sublimits as specified in the facility. A default by any borrower under the facility or one of their significant subsidiaries on other indebtedness totaling more than $100.0 million constitutes a default under the facility. Under the terms of this facility, each of Evergy, Westar Energy, KCP&L and GMO is required to maintain a total indebtedness to total capitalization ratio, as defined in the facility, of not greater than 0.65 to 1.00 at all times. As of September 30, 2018, Evergy, Westar Energy, KCP&L and GMO were in compliance with this covenant.
In connection with the entry into the master credit facility, each of Evergy (as successor to Great Plains Energy), Westar Energy, KCP&L and GMO terminated its existing credit facilities in September 2018.
The following table summarizes the committed credit facilities (excluding receivable sale facilities) available to the Evergy Companies as of September 30, 2018 and December 31, 2017.

		Amounts Drawn
	Credit Facility	Commercial Paper	Letters of Credit	Cash Borrowings	Available Borrowings	Weighted Average Interest Rate on Short-Term Borrowings
September 30, 2018	(millions)
Evergy, Inc.	$450.0	n/a	$1.0	$—	$449.0	—%
Westar Energy	1,000.0	326.3	18.3	—	655.4	2.42%
KCP&L	600.0	209.2	2.7	—	388.1	2.50%
GMO	450.0	140.4	2.1	—	307.5	2.46%
Evergy	$2,500.0	$675.9	$24.1	$—	$1,800.0

December 31, 2017
Westar Energy(b)	$979.3	$275.7	$11.8	$—	$691.8	1.83%
KCP&L(a)	600.0	167.5	2.7	—	429.8	1.95%
Evergy	979.3	275.7	11.8	—	691.8	1.83%
(a) KCP&L amounts are not included in consolidated Evergy as of December 31, 2017.
(b) $20.7 million of Westar Energy's $730.0 million and $270.0 million revolving credit facilities expired in September 2017.
10. LONG-TERM DEBT
As of September 30, 2018, Evergy's outstanding long-term debt, including current maturities, includes $3,659.7 million related to KCP&L, GMO and the assumed long-term debt of Great Plains Energy discussed further below. This amount also includes $153.0 million of fair value adjustments recorded in connection with purchase accounting for the merger transaction, which are not part of future principal payments and will amortize over the remaining life of the associated debt instruments. See Note 2 for more information regarding the merger transaction. The series of long-term debt obligations originally issued by Great Plains Energy and assumed by Evergy, Inc. as part of the merger transaction were:

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
GMO Senior Notes
As a result of the consummation of the merger transaction, a change in control provision in GMO's Series A, B and C Senior Notes was triggered that allowed holders a one-time option to elect for early repayment of their notes at par value, plus accrued interest. Several holders of GMO's Series A and B Senior Notes elected this option and in July 2018, GMO redeemed $89.0 million of its Series A Senior Notes and $15.0 million of its Series B Senior Notes.
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

	September 30, 2018		December 31, 2017
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt(a)	(millions)
Evergy(b)	$7,349.4	$7,362.2	$3,687.6	$4,010.6
Westar Energy	3,689.7	3,750.8	3,687.6	4,010.6
KCP&L(c)	2,529.9	2,611.3	2,582.2	2,799.1
Long-term debt of variable interest entities(a)
Evergy	$81.4	$80.7	$109.9	$110.8
Westar Energy	81.4	80.7	109.9	110.8
(a) Includes current maturities.
(b) Book value as of September 30, 2018 includes $153.0 million of fair value adjustments recorded in connection with purchase accounting for the Great Plains Energy and Westar Energy merger, which are not part of future principal payments and will amortize over the remaining life of the associated debt instrument. See Note 2 for more information regarding the merger transaction.
(c) KCP&L amounts are not included in consolidated Evergy as of December 31, 2017.

Recurring Fair Value Measurements
The following tables include the Evergy Companies' balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	September 30 2018	Level 1	Level 2	Level 3	NAV
Westar Energy	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$80.9	$74.7	$—	$—	$6.2
International equity funds	42.3	42.3	—	—	—
Core bond fund	36.8	36.8	—	—	—
High-yield bond fund	20.1	20.1	—	—	—
Emerging markets bond fund	15.5	15.5	—	—	—
Combination debt/equity/other fund	14.8	14.8	—	—	—
Alternative investments fund	23.6	—	—	—	23.6
Real estate securities fund	11.5	—	—	—	11.5
Cash equivalents	0.3	0.3	—	—	—
Total nuclear decommissioning trust	245.8	204.5	—	—	41.3
Rabbi trust
Core bond fund	24.9	—	—	—	24.9
Combination debt/equity/other fund	6.2	—	—	—	6.2
Cash equivalents	0.1	0.1	—	—	—
Total rabbi trust	31.2	0.1	—	—	31.1
Total	$277.0	$204.6	$—	$—	$72.4
KCP&L
Assets
Nuclear decommissioning trust(a)
Equity securities	$195.2	$195.2	$—	$—	$—
Debt securities
U.S. Treasury	39.5	39.5	—	—	—
U.S. Agency	0.4	—	0.4	—	—
State and local obligations	2.1	—	2.1	—	—
Corporate bonds	32.3	—	32.3	—	—
Foreign governments	0.1	—	0.1	—	—
Cash equivalents	1.5	1.5	—	—	—
Other	1.1	1.1	—	—	—
Total nuclear decommissioning trust	272.2	237.3	34.9	—	—
Self-insured health plan trust(b)
Equity securities	0.5	0.5	—	—	—
Debt securities	3.1	0.3	2.8	—	—
Cash and cash equivalents	9.4	9.4	—	—	—
Total self-insured health plan trust	13.0	10.2	2.8	—	—
Total	$285.2	$247.5	$37.7	$—	$—
Other Evergy
Assets
Rabbi trusts
Fixed income fund	$13.5	$—	$—	$—	$13.5
Total rabbi trusts	$13.5	$—	$—	$—	$13.5
Evergy
Assets
Nuclear decommissioning trust (a)	$518.0	$441.8	$34.9	$—	$41.3
Rabbi trusts	44.7	0.1	—	—	44.6
Self-insured health plan trust (b)	13.0	10.2	2.8	—	—
Total	$575.7	$452.1	$37.7	$—	$85.9

Description	December 31 2017	Level 1	Level 2	Level 3	NAV
Westar Energy	(millions)
Assets
Nuclear decommissioning trust(a)(c)
Domestic equity funds	$73.8	$—	$68.7	$—	$5.1
International equity funds	47.9	—	47.9	—	—
Core bond fund	33.3	—	33.3	—	—
High-yield bond fund	18.1	—	18.1	—	—
Emerging markets bond fund	17.3	—	17.3	—	—
Combination debt/equity/other fund	14.1	—	14.1	—	—
Alternative investments fund	21.7	—	—	—	21.7
Real estate securities fund	10.8	—	—	—	10.8
Cash equivalents	0.1	0.1	—	—	—
Total nuclear decommissioning trust	237.1	0.1	199.4	—	37.6
Rabbi trust(c)
Core bond fund	27.3	—	27.3	—	—
Combination debt/equity/other fund	6.8	—	6.8	—	—
Cash equivalents	0.2	0.2	—	—	—
Total rabbi trust	34.3	0.2	34.1	—	—
Total	$271.4	$0.3	$233.5	$—	$37.6
KCP&L(d)
Assets
Nuclear decommissioning trust (a)
Equity securities	$183.8	$183.8	$—	$—	$—
Debt securities
U.S. Treasury	35.3	35.3	—	—	—
U.S. Agency	0.4	—	0.4	—	—
State and local obligations	2.1	—	2.1	—	—
Corporate bonds	34.1	—	34.1	—	—
Foreign governments	0.1	—	0.1	—	—
Cash equivalents	2.5	2.5	—	—	—
Other	0.1	0.1	—	—	—
Total nuclear decommissioning trust	258.4	221.7	36.7	—	—
Self-insured health plan trust(b)
Equity securities	0.5	0.5	—	—	—
Debt securities	2.7	0.3	2.4	—	—
Cash and cash equivalents	7.7	7.7	—	—	—
Total self-insured health plan trust	10.9	8.5	2.4	—	—
Total	$269.3	$230.2	$39.1	$—	$—
Evergy
Assets
Nuclear decommissioning trust(a)(c)	$237.1	$0.1	$199.4	$—	$37.6
Rabbi trust(c)	34.3	0.2	34.1	—	—
Total	$271.4	$0.3	$233.5	$—	$37.6

(a)	Fair value is based on quoted market prices of the investments held by the trust and/or valuation models.

(b)
Fair value is based on quoted market prices of the investments held by the trust. Debt securities classified as Level 1 are comprised of U.S. Treasury securities. Debt securities classified as Level 2 are comprised of corporate bonds, U.S. Agency, state and local obligations, and other asset-backed securities.

(c)
In the second quarter of 2018, Evergy and Westar Energy re-evaluated the classification, within the fair value hierarchy, of their various fund investments within both Westar Energy's nuclear decommissioning trust and rabbi trusts. As a result, Evergy and Westar Energy determined that certain fund investments within the nuclear decommissioning trust in the amount of $199.4 million as of December 31, 2017, should have been classified as Level 1, instead of Level 2. This determination is based on the fact that the fair value of these funds is based on daily published prices at which Evergy and Westar Energy are able to redeem their investments without restriction on a daily basis. Evergy and Westar Energy also determined that certain fund investments within their rabbi trusts in the amount of $34.1 million as of December 31, 2017, should have been measured using the NAV per share (or its equivalent) practical expedient, instead of as a Level 2 investment. This determination is based on the fact that these funds do not meet the definition of readily determinable fair value due to the absence of a published NAV. Evergy and Westar Energy have determined that these errors are immaterial to their current and previously filed financial reports and accordingly, have not revised prior periods but have reflected the changes in fair value hierarchy classification as of September 30, 2018.

(d)	KCP&L amounts are not included in consolidated Evergy as of December 31, 2017.

Certain Evergy and Westar Energy investments included in the table above are measured at NAV as they do not have readily determinable fair values. In certain situations, these investments may have redemption restrictions.
The following table provides additional information on these Evergy and Westar Energy investments.

	September 30, 2018		December 31, 2017		September 30, 2018
	Fair	Unfunded	Fair	Unfunded	Redemption	Length of
	Value	Commitments	Value	Commitments	Frequency	Settlement
Westar Energy	(millions)
Nuclear decommissioning trust:
Domestic equity funds	$6.2	$4.8	$5.1	$2.8	(a)	(a)
Alternative investments fund(b)	23.6	—	21.7	—	Quarterly	65 days
Real estate securities fund(b)	11.5	—	10.8	—	Quarterly	65 days
Total	$41.3	$4.8	$37.6	$2.8
Rabbi trust:
Core bond fund	$24.9	$—	$—	$—	(c)	(c)
Combination debt/equity/other fund	6.2	—	—	—	(c)	(c)
Total	$31.1	$—	$—	$—
Other Evergy
Rabbi trusts:
Fixed income fund(d)	$13.5	$—	$—	$—	(c)	(c)
Total Evergy investments at NAV	$85.9	$4.8	$37.6	$2.8

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
The following table summarizes the net unrealized gains (losses) for the Evergy Companies' nuclear decommissioning trusts and rabbi trusts.

	Three Months Ended September 30		Year to Date September 30
	2018	2017	2018	2017
Westar Energy	(millions)
Nuclear decommissioning trust - equity securities	$6.5	$7.7	$(6.4)	$22.2
Rabbi trust	3.7	16.5	3.2	19.0
Total	$10.2	$24.2	$(3.2)	$41.2
KCP&L(a)
Nuclear decommissioning trust - equity securities	$8.6	$6.9	$9.1	$17.8
Nuclear decommissioning trust - debt securities	(0.5)	—	(2.8)	0.7
Total	$8.1	$6.9	$6.3	$18.5
Evergy
Nuclear decommissioning trust - equity securities	$15.1	$7.7	$1.1	$22.2
Nuclear decommissioning trust - debt securities	(0.5)	—	(0.8)	—
Rabbi trusts	3.7	16.5	3.1	19.0
Total	$18.3	$24.2	$3.4	$41.2
(a) KCP&L amounts are only included in consolidated Evergy from the date of the merger, June 4, 2018 through September 30, 2018.
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
Cross-State Air Pollution Update Rule
In September 2016, the Environmental Protection Agency (EPA) finalized the Cross-State Air Pollution Update Rule. The final rule addresses interstate transport of nitrogen oxides emissions in 22 states including Kansas, Missouri and Oklahoma during the ozone season and the impact from the formation of ozone on downwind states with respect to the 2008 ozone National Ambient Air Quality Standards (NAAQS). Starting with the 2017 ozone season, the final rule revised the existing ozone season allowance budgets for Missouri and Oklahoma and established an ozone season budget for Kansas. In June 2018, the EPA proposed that the Cross-State Air Pollution Update Rule satisfied the "Good Neighbor" obligations for the 2008 ozone NAAQS and therefore the EPA is proposing no additional reduction in the current ozone season allowance budgets. Various states and others are challenging the Cross-State Air Pollution Update Rule in the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit) but the rule remains in effect. It is not expected that this rule will have a material impact on the Evergy Companies' operations and consolidated financial results.
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

Greenhouse Gases
Burning coal and other fossil fuels releases carbon dioxide (CO2) and other gases referred to as greenhouse gases (GHG).  Various regulations under the federal Clean Air Act limit CO2 and other GHG emissions, and in addition, other measures are being imposed or offered by individual states, municipalities and regional agreements with the goal of reducing GHG emissions.
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
In December 2017, the EPA issued an advance notice of proposed rulemaking to solicit feedback on specific areas of the CPP that could be changed.
In August 2018, the EPA published in the Federal Register proposed regulations which contained (1) emission guidelines for GHG emissions from existing electric utility generating units (EGUs), (2) revisions to emission guideline implementing regulations and (3) revisions to the new source review (NSR) program. The proposed emission guidelines are better known as the Affordable Clean Energy (ACE) Rule. The ACE Rule would establish emission guidelines for states to use in the development of plans to reduce GHG emissions from existing coal-fired EGUs. The ACE Rule is also the replacement rule for the CPP. The ACE rule proposes to determine the “best system of emission reduction” for GHG emissions from existing coal-fired EGUs as on-site, heat-rate efficiency improvements. The proposed rule also provides states with a list of candidate technologies that can be used to establish standards of performance and incorporate these performance standards into state plans. In order for the states to be able to effectively implement the proposed emission guidelines contained in the ACE Rule, the EPA is proposing new regulations under 111(d) of the Clean Air Act to help clarify this process. In addition, the EPA is proposing revisions to the NSR program that will reduce the likelihood of triggering NSR for proposed heat-rate efficiency improvement projects at existing coal-fired EGUs. The EPA accepted comments on these three proposed regulatory changes until October 31, 2018.
Due to the future uncertainty of the CPP and ACE rules, the Evergy Companies cannot determine the impact on their operations or consolidated financial results, but the cost to comply with the CPP, should it be upheld and implemented in its current or a substantially similar form, or ACE in its current or a substantially similar form, could be material.
Water
The Evergy Companies discharge some of the water used in generation and other operations. This water may contain substances deemed to be pollutants. Revised rules governing such discharges from coal-fired power plants were issued in November 2015. The final rule establishes effluent limitations guidelines (ELG) and standards for wastewater discharges, including limits on the amount of toxic metals and other pollutants that can be discharged. Implementation timelines for these requirements vary from 2018 to 2023. In April 2017, the EPA announced it is reconsidering the ELG rule and court challenges have been placed in abeyance pending the EPA's review. In September 2017, the EPA finalized a rule to postpone the compliance dates for the new, more stringent, effluent limitations and pretreatment standards for bottom ash transport water and flue gas desulfurization wastewater. These compliance dates have been postponed for two years while the EPA completes its administrative reconsideration of the ELG rule. The Evergy Companies are evaluating the final rule and related developments and cannot predict the resulting impact on their operations or consolidated financial results, but believe costs to comply could be material if the rule is implemented in its current or substantially similar form.
In October 2014, the EPA's final standards for cooling intake structures at power plants to protect aquatic life took effect. The standards, based on Section 316(b) of the federal Clean Water Act (CWA), require subject facilities to choose among seven best available technology options to reduce fish impingement. In addition, some facilities must conduct studies to assist permitting authorities to determine whether and what site-specific controls, if any, would be required to reduce entrainment of aquatic organisms. The Evergy Companies' current analysis indicates this rule will not have a significant impact on their coal plants that employ cooling towers or cooling lakes that can be classified as closed cycle cooling and do not expect the impact from this rule to be material. Plants without closed cycle cooling are under evaluation for compliance with these standards and may require additional controls that could be material.
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
In June 2015, the EPA along with the U.S. Army Corps of Engineers issued a final rule, effective August 2015, defining the Waters of the United States (WOTUS) for purposes of the CWA. This rulemaking has the potential to impact all programs under the CWA. Expansion of regulated waterways is possible under the rule depending on regulating authority interpretation, which could impact several permitting programs. Various states and others have filed lawsuits challenging the WOTUS rule. In February 2018, the EPA and the U.S. Army Corps of Engineers finalized a rule adding an applicability date to the 2015 rule, which makes the implementation date of the rule February 2020. In July 2017, the EPA and the U.S. Army Corps of Engineers published in the Federal Register a proposed rule that would, if implemented, reinstate the definition of WOTUS that existed prior to the June 2015 expansion of the definition. Final action on the proposed rule is expected in 2018 as it is currently at the Office of Management and Budget for inter-agency review. The Evergy Companies are currently evaluating the WOTUS rule and related developments but do not believe the rule, if upheld and implemented in its current or substantially similar form, will have a material impact on the Evergy Companies' operations or consolidated financial results.
Regulation of Coal Combustion Residuals
In the course of operating their coal generation plants, the Evergy Companies produce CCRs, including fly ash, gypsum and bottom ash. Some of this ash production is recycled, principally by selling to the aggregate industry. The EPA published a rule to regulate CCRs in April 2015, which will require additional CCR handling, processing and storage equipment and closure of certain ash disposal units. The Water Infrastructure Improvements for the Nation (WIIN) Act allows states to achieve delegated authority for CCR rules from the EPA. This has the potential to impact compliance options. In July 2018, the KDHE submitted a CCR permit program application to the EPA under authority of the WIIN Act. Final action on the application by the EPA is expected to occur within one year from the application date. MDNR is working on a rule revision which will allow the state to apply for authority over the federal CCR regulation. The application is expected to be submitted to the EPA in early 2019. Similar to the process in Kansas, this would allow Missouri state regulators to gain control of the CCR program. It will take up to one year from submittal of the Missouri application for EPA to take final action and grant authority to the state.
On July 30, 2018, the EPA published in the Federal Register a final rule called the Phase I CCR Remand Rule in order to modify portions of the 2015 rulemaking. The Phase I rule provides a timeline extension for unlined impoundments and landfills that must close due to groundwater impacts or location restrictions. The rule also sets risk-based limits for certain groundwater constituents where a maximum contaminant level did not previously exist. These rule modifications add flexibility when assessing compliance.
On August 21, 2018, the D.C. Circuit court issued a ruling in the CCR rule litigation between the Utility Solid Waste Activities Group, the EPA and environmental organizations. Portions of the rule were vacated and were remanded back to EPA for potential modification. Potential revisions to remanded sections could force all unlined surface impoundments to close regardless of groundwater conditions. Any changes to the rule based on this court decision will require additional rulemaking from the EPA.
The Evergy Companies have recorded AROs for their current estimates for the closure of ash disposal ponds but the revision of these AROs may be required in the future due to changes in existing CCR regulations, changes in interpretation of existing CCR regulations, the results of groundwater monitoring of CCR units, or changes in the timing or cost to close ash disposal ponds. If revisions to these AROs are necessary, the impact on the Evergy Companies' operations or consolidated financial results could be material.
Storage of Spent Nuclear Fuel
Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel. In 2010, the DOE filed a motion with the Nuclear Regulatory Commission (NRC) to withdraw its then pending application to construct a national repository for the disposal of spent nuclear fuel and high-level radioactive waste at Yucca Mountain, Nevada. An NRC board denied the DOE's motion to withdraw its application and the DOE appealed that decision to the full NRC. In 2011, the NRC issued an evenly split decision on the appeal and also ordered the licensing board to close out its work on the DOE's application by the end of 2011 due to a lack of funding. These agency actions prompted the states of Washington and South Carolina, and a county in South Carolina, to file a lawsuit in a federal Court of Appeals asking the court to compel the NRC to resume its license review and to issue a decision on the license application. In August 2013, the court ordered the NRC to resume its review of the DOE's application. The NRC has not yet issued its decision.
Wolf Creek has elected to build a dry cask storage facility to expand its existing on-site spent nuclear fuel storage, which is expected to provide additional capacity prior to 2025. Wolf Creek has finalized a settlement agreement through 2019 with the DOE for reimbursement of costs to construct this facility that would not have otherwise been incurred had the DOE begun accepting spent nuclear fuel. The Evergy Companies expect the majority of the remaining cost to construct the dry cask storage facility that would not have otherwise been incurred will be reimbursed by the DOE. The Evergy Companies cannot predict when, or if, an off-site storage site or alternative disposal site will be available to receive Wolf Creek's spent nuclear fuel and will continue to monitor this activity.
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
At September 30, 2018, Evergy has provided $111.3 million of credit support for GMO as follows:

•	Evergy direct guarantees to GMO counterparties totaling $17.0 million, which expire in 2020, and

•	Evergy's guarantee of GMO long-term debt totaling $94.3 million, which includes debt with maturity dates ranging from 2019 to 2023.
Evergy has also guaranteed GMO's commercial paper program. At September 30, 2018, GMO had $140.4 million of commercial paper outstanding.
14. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
In the normal course of business, Westar Energy, KCP&L and GMO engage in related party transactions with one another. A summary of these transactions and the amounts associated with them is provided below. All related party transaction amounts between Westar Energy and either KCP&L or GMO only reflect activity between June 4, 2018, the date of the merger, and September 30, 2018.
Jointly-Owned Plants and Shared Services
KCP&L employees manage GMO's business and operate its facilities at cost, including GMO's 18% ownership interest in KCP&L's Iatan Nos. 1 and 2.  The operating expenses and capital costs billed from KCP&L to GMO were $43.4 million and $139.6 million, respectively, for the three months ended and year to date September 30, 2018. These costs totaled $49.2 million and $145.0 million, respectively, for the three months ended and year to date September 30, 2017.
Westar Energy employees manage Jeffrey Energy Center and operate its facilities at cost, including GMO's 8% ownership interest in Jeffrey Energy Center. The operating expenses and capital costs billed from Westar Energy to GMO for Jeffrey Energy Center and other various business activities were $0.8 million and $4.5 million, respectively, for the three months ended and year to date September 30, 2018.

KCP&L employees manage La Cygne Station and operate its facilities at cost, including Westar Energy's 50% ownership interest in La Cygne Station. KCP&L and Westar Energy employees also provide one another with shared service support, including costs related to human resources, information technology, accounting and legal services. The operating expenses and capital costs billed from KCP&L to Westar Energy were $35.5 million and $50.8 million, respectively, for the three months ended and year to date September 30, 2018. The operating and capital costs billed from Westar Energy to KCP&L were $4.8 million and $10.8 million, respectively, for the three months ended and year to date September 30, 2018.
Money Pool
KCP&L and GMO are also authorized to participate in the Evergy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO from Evergy and between KCP&L and GMO. At September 30, 2018 and December 31, 2017, KCP&L had no outstanding receivables or payables under the money pool.
The following table summarizes Westar Energy's and KCP&L's related party net receivables and payables.

	September 30	December 31
	2018	2017
Westar Energy	(millions)
Net receivable from GMO	$0.7	$—
Net payable to KCP&L	(59.3)	—
Net payable to Evergy	(14.6)	—

KCP&L
Net receivable from GMO	$63.3	$65.8
Net receivable from Westar Energy	59.3	—
Net receivable from Evergy	16.4	—
Net receivable from Great Plains Energy	—	18.9
Tax Allocation Agreement
Evergy files a consolidated federal income tax return as well as unitary and combined income tax returns in several state jurisdictions with Kansas and Missouri being the most significant. Income taxes for consolidated or combined subsidiaries are allocated to the subsidiaries based on separate company computations of income or loss. As of September 30, 2018, Westar Energy and KCP&L had income taxes payable to Evergy of $4.4 million and $21.4 million, respectively.
15. SHAREHOLDERS' EQUITY
Evergy's authorized capital stock consists of 600 million shares of common stock, without par value, and 12 million shares of Preference Stock, without par value.
Evergy Registration Statements
In November 2018, Evergy filed an automatic shelf registration statement providing for the sale of unlimited amounts of securities with the SEC, which expires in November 2021.
In September 2018, Evergy registered shares of its common stock with the SEC for its Dividend Reinvestment and Direct Stock Purchase Plan. Shares issued under the plan may be either newly issued shares or shares purchased on the open market.
In June 2018, Evergy registered shares of its common stock with the SEC for the Great Plains Energy 401(k) Savings Plan and Westar Energy, Inc. Employees' 401(k) Savings Plan, among other compensation plans, that Evergy assumed in connection with the merger transaction. Shares issued under the plans may be either newly issued shares or shares purchased on the open market.

Common Stock Repurchase Plan
In July 2018, the Evergy Board authorized the repurchase of up to 60 million shares of Evergy's common stock. Although this repurchase authorization has no expiration date, Evergy expects to repurchase the 60 million shares by mid-2020. Evergy plans to utilize various methods to effectuate the share repurchase program, including but not limited to, a series of transactions that may include accelerated share repurchases, open market transactions or other means, subject to market conditions and applicable legal requirements. The repurchase program may be suspended, discontinued or resumed at any time. Year to date September 30, 2018, Evergy had total repurchases of common stock of approximately $486 million and had repurchased 6.9 million shares under the repurchase program, which included shares repurchased under accelerated share repurchase (ASR) agreements which had not reached final settlement as of September 30, 2018, and are discussed further below. Evergy retires repurchased common stock shares in the period the shares are repurchased.
In August 2018, Evergy entered into two ASR agreements with financial institutions to purchase $450.0 million of Evergy common stock. In August 2018, the financial institutions delivered to Evergy 6.3 million shares of common stock, representing a partial settlement of the contracts, based on then-current market prices and Evergy paid a total of $450.0 million. The upfront payment was recorded as a reduction to Evergy, Inc. shareholders' equity on Evergy's consolidated balance sheets and as a repurchase of common stock on Evergy's consolidated statements of cash flows.
The final number of shares of Evergy common stock that Evergy may receive or be required to remit upon final settlement of the ASR agreements will be based on the average daily volume weighted-average price of Evergy common stock during the term of the ASR agreements, less a negotiated discount. Final settlement of each ASR agreement will occur by the end of November 2018 but may occur earlier at the option of the financial institutions.
In October 2018, one of the ASR agreements was settled early at the option of the financial institution, which resulted in the delivery to Evergy of 848,226 additional shares of Evergy common stock at no additional cost. Evergy expects that the final settlement of the remaining ASR agreement will also result in the delivery of additional shares of common stock to Evergy at no additional cost.
Evergy reflects the ASRs as a repurchase of common stock in the period the shares are delivered for purposes of calculating earnings per share and as forward contracts indexed to its own common stock. The ASRs meet all of the applicable criteria for equity classification and therefore are not accounted for as derivative instruments.
Dividend Restrictions
Evergy depends on its subsidiaries to pay dividends on its common stock. The Evergy Companies have certain restrictions stemming from statutory requirements, corporate organizational documents, covenants and other conditions that could affect dividend levels or the ability to pay dividends.
The KCC order authorizing the merger transaction requires Evergy to maintain consolidated common equity of at least 35% of total consolidated capitalization. Further, Evergy's master credit facility requires it to maintain a consolidated indebtedness to consolidated capitalization ratio of not more than 0.65 to 1.00 at all times.
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
The master credit facility of Evergy, Westar Energy, KCP&L and GMO and the note purchase agreement for GMO's Series A, B and C Senior Notes contain covenants requiring the respective company to maintain a consolidated indebtedness to consolidated total capitalization ratio of not more than 0.65 to 1.00 at all times.

As of September 30, 2018, all of Evergy's and Westar Energy's retained earnings and net income were free of restrictions and KCP&L had a retained earnings restriction of $227.4 million. Evergy's subsidiaries had restricted net assets of approximately $5.2 billion as of September 30, 2018. These restrictions are not expected to affect the Evergy Companies' ability to pay dividends at the current level for the foreseeable future.
16. VARIABLE INTEREST ENTITIES
In determining the primary beneficiary of a VIE, the Evergy Companies assess the entity's purpose and design, including the nature of the entity's activities and the risks that the entity was designed to create and pass through to its variable interest holders. A reporting enterprise is deemed to be the primary beneficiary of a VIE if it has (a) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The primary beneficiary of a VIE is required to consolidate the VIE. The trust holding an 8% interest in Jeffrey Energy Center was a VIE until the expiration of a purchase option in July 2017. The trust holding KGE's 50% interest in La Cygne Unit 2 is a VIE and KGE remains the primary beneficiary of the trust.
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
8% Interest in Jeffrey Energy Center
Under an agreement that expires in January 2019, Westar Energy leases an 8% interest in Jeffrey Energy Center from a trust. The trust was financed with an equity contribution from an owner participant and debt issued by the trust. The trust was created specifically to purchase the 8% interest in Jeffrey Energy Center and lease it to a third party, and does not hold any other assets. Westar Energy met the requirements to be considered the primary beneficiary of the trust until July 2017, when a contractual option to purchase the 8% interest in the plant covered by the lease expired. Accordingly, Westar Energy deconsolidated the trust in the third quarter of 2017.

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

	September 30	December 31
	2018	2017
Assets:	(millions)
Property, plant and equipment of variable interest entities, net	$170.9	$176.3
Liabilities:
Current maturities of long-term debt of variable interest entities	$30.3	$28.5
Accrued interest(a)	—	0.7
Long-term debt of variable interest entities, net	51.1	81.4

(a)	Included in accrued interest on Evergy's and Westar Energy's consolidated balance sheets.
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
17. TAXES
Components of income tax expense are detailed in the following tables.

Evergy
	Three Months Ended September 30		Year to Date September 30
	2018	2017	2018	2017
Current income taxes	(millions)
Federal	$(30.3)	$(16.7)	$(21.5)	$(14.5)
State	1.5	—	1.9	0.4
Total	(28.8)	(16.7)	(19.6)	(14.1)
Deferred income taxes
Federal	70.6	58.8	86.0	101.7
State	23.3	14.3	(35.7)	27.0
Total	93.9	73.1	50.3	128.7
Investment tax credit amortization	(1.0)	(0.6)	(2.4)	(2.0)
Income tax expense	$64.1	$55.8	$28.3	$112.6

Westar Energy
	Three Months Ended September 30		Year to Date September 30
	2018	2017	2018	2017
Current income taxes	(millions)
Federal	$8.0	$(16.7)	$18.9	$(14.5)
State	(9.2)	—	(6.7)	0.4
Total	(1.2)	(16.7)	12.2	(14.1)
Deferred income taxes
Federal	12.3	58.8	15.4	101.7
State	12.0	14.3	(47.6)	27.0
Total	24.3	73.1	(32.2)	128.7
Investment tax credit amortization	(0.7)	(0.6)	(2.0)	(2.0)
Income tax expense (benefit)	$22.4	$55.8	$(22.0)	$112.6

KCP&L
	Three Months Ended September 30		Year to Date September 30
	2018	2017	2018	2017
Current income taxes	(millions)
Federal	$20.7	$41.8	$43.5	$56.2
State	6.8	7.6	11.6	10.2
Total	27.5	49.4	55.1	66.4
Deferred income taxes
Federal	(1.9)	10.3	(23.4)	27.2
State	2.7	2.8	49.4	6.2
Total	0.8	13.1	26.0	33.4
Investment tax credit amortization	(0.3)	(0.3)	(0.8)	(0.8)
Income tax expense	$28.0	$62.2	$80.3	$99.0

Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Evergy
	Three Months Ended September 30		Year to Date September 30
	2018	2017	2018	2017
Federal statutory income tax rate	21.0%	35.0%	21.0%	35.0%
Effect of:
COLI policies	(2.4)	(4.6)	(2.4)	(4.5)
State income taxes	4.6	4.3	4.7	4.3
Flow through depreciation for plant-related differences	(1.5)	2.3	(1.6)	2.8
Federal tax credits	(7.5)	(7.1)	(7.5)	(7.0)
Non-controlling interest	(0.4)	(0.5)	(0.4)	(0.8)
AFUDC equity	(0.1)	(0.2)	(0.1)	(0.2)
Amortization of federal investment tax credits	(0.6)	(0.6)	(0.6)	(0.6)
State tax rate change	0.1	—	(9.5)	—
Valuation allowance	—	—	0.4	—
Stock compensation	—	—	(0.5)	(1.0)
Officer compensation limitation	1.2	—	1.2	—
Other	0.8	(2.8)	0.4	(0.7)
Effective income tax rate	15.2%	25.8%	5.1%	27.3%
The decrease in Evergy's state tax rate change for year to date September 30, 2018, compared to the same period in 2017, is primarily due to the revaluation of Westar Energy's state deferred income tax assets and liabilities based on the Evergy composite tax rate as a result of the merger.

Westar Energy
	Three Months Ended September 30		Year to Date September 30
	2018	2017	2018	2017
Federal statutory income tax rate	21.0%	35.0%	21.0%	35.0%
Effect of:
COLI policies	(4.0)	(4.6)	(4.0)	(4.5)
State income taxes	1.1	4.3	3.3	4.3
Flow through depreciation for plant-related differences	1.5	2.3	0.3	2.8
Federal tax credits	(11.8)	(7.1)	(11.7)	(7.0)
Non-controlling interest	(0.6)	(0.5)	(0.7)	(0.8)
AFUDC equity	(0.1)	(0.2)	(0.1)	(0.2)
Amortization of federal investment tax credits	(0.8)	(0.6)	(0.8)	(0.6)
Changes in uncertain tax positions, net	0.1	—	0.1	—
State tax rate change	—	—	(17.7)	—
Valuation allowance	—	—	0.6	—
Stock compensation	—	—	(0.9)	(1.0)
Officer compensation limitation	1.9	—	1.9	—
Other	2.9	(2.8)	1.3	(0.7)
Effective income tax rate	11.2%	25.8%	(7.4)%	27.3%
The decrease in Westar Energy's state tax rate change for year to date September 30, 2018, compared to the same period in 2017, is primarily due to the revaluation of Westar Energy's state deferred income tax assets and liabilities based on the Evergy composite tax rate as a result of the merger.

KCP&L
	Three Months Ended September 30		Year to Date September 30
	2018	2017	2018	2017
Federal statutory income tax rate	21.0%	35.0%	21.0%	35.0%
Effect of:
COLI policies	(0.2)	(0.3)	(0.2)	(0.3)
State income taxes	5.0	3.9	5.1	3.9
Flow through depreciation for plant-related differences	(4.9)	0.1	(4.9)	0.2
Federal tax credits	(1.9)	(3.1)	(1.8)	(2.6)
AFUDC equity	—	(0.7)	(0.1)	(0.7)
Amortization of federal investment tax credits	(0.4)	(0.4)	(0.4)	(0.4)
State tax rate change	—	—	14.5	—
Valuation allowance	—	0.6	—	0.4
Stock compensation	—	0.1	—	0.2
Officer compensation limitation	0.7	—	0.5	—
Other	(0.4)	0.1	(1.0)	0.1
Effective income tax rate	18.9%	35.3%	32.7%	35.8%
The increase in KCP&L's state tax rate change for year to date September 30, 2018, compared to the same period in 2017, is primarily due to the revaluation of KCP&L's state deferred income tax assets and liabilities based on the Evergy composite tax rate as a result of the merger, partially offset by a revaluation of KCP&L's state deferred income tax assets and liabilities as a result of the enactment of Missouri state income tax reform in June 2018.

Federal Tax Reform
In December 2017, the U.S. Congress passed and President Donald Trump signed Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act represents the first major reform in U.S. income tax law since 1986. Most notably, the Tax Cuts and Jobs Act reduces the current top corporate income tax rate from 35% to 21% beginning in 2018, repeals the corporate Alternative Minimum Tax (AMT), makes existing AMT tax credit carryforwards refundable, and changes the deductibility and taxability of certain items, among other things. Prior to the change in tax rates that has been reflected in their 2018 rate cases,Westar Energy, KCP&L and GMO recovered the cost of income taxes in rates from their customers based on the 35% federal corporate income tax rate.
In January 2018, the KCC issued an order requiring certain regulated public utilities, including Westar Energy and KCP&L, to begin recording a regulatory liability for the difference between the new corporate tax rate and amounts currently collected in rates. In May 2018 and June 2018, Westar Energy and KCP&L entered into settlement agreements with KCC staff and other intervenors in which they further agreed to begin deferring any impacts of the Tax Cuts and Jobs Act on their excess accumulated deferred income taxes to a regulatory liability. The KCC approved these settlement agreements in June 2018. KCP&L and GMO had also recorded regulatory liabilities in 2018 due to the probability that they would also be required to make similar refunds to their Missouri customers. The final regulatory treatment of these regulatory liabilities was determined in each of Westar Energy's, KCP&L's and GMO's rate cases with the KCC and MPSC. See Note 5 for more information.

As of September 30, 2018, Evergy, Westar Energy and KCP&L had recorded regulatory liabilities for refunds to customers related to the impacts of the Tax Cuts and Jobs Act of $155.1 million, $66.3 million and $64.6 million, respectively.
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

•
GPETHC owns 13.5% of Transource with the remaining 86.5% owned by AEP Transmission Holding Company, LLC, a subsidiary of AEP. Transource is focused on the development of competitive electric transmission projects. GPETHC accounts for its investment in Transource under the equity method.

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
Westar Energy and KGE conduct business in their respective service territories using the name Westar Energy. KCP&L and GMO conduct business in their respective service territories using the name KCP&L. Collectively, the Evergy Companies have approximately 12,300 MWs of owned generating capacity and engage in the generation, transmission, distribution and sale of electricity to approximately 1.6 million customers in the states of Kansas and Missouri. The Evergy Companies assess financial performance and allocate resources on a consolidated basis (i.e., operate in one segment).
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
Westar Energy was determined to be the accounting acquirer and thus, the predecessor of Evergy. Therefore, Evergy's accompanying consolidated financial statements reflect the results of operations of Westar Energy for the three months ended and year to date September 30, 2017 and the financial position of Westar Energy as of December 31, 2017. Evergy had separate operations for the period beginning with the quarter ended June 30, 2018, and references to amounts for periods after the closing of the merger relate to Evergy. The results of Great Plains Energy's direct subsidiaries have been included in Evergy's results of operations from the date of the closing of the merger and thereafter.
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
Common Stock Repurchase Program
In July 2018, the Evergy Board authorized the repurchase of up to 60 million shares of Evergy's common stock. Although this repurchase authorization has no expiration date, Evergy expects to repurchase the 60 million shares by mid-2020. Evergy plans to utilize various methods to effectuate the share repurchase program, including but not limited to, a series of transactions that may include accelerated share repurchases, open market transactions or other means, subject to market conditions and applicable legal requirements. The repurchase program may be suspended, discontinued or resumed at any time. Year to date September 30, 2018, Evergy had total repurchases of common stock of approximately $486 million and had repurchased 6.9 million shares under the repurchase program, which included shares repurchased under ASR agreements which had not reached final settlement as of September 30, 2018, and are discussed further below.
In August 2018, Evergy entered into two ASR agreements with financial institutions to purchase $450.0 million of Evergy common stock. In August 2018, the financial institutions delivered to Evergy 6.3 million shares of common stock, representing a partial settlement of the contracts, based on then-current market prices and Evergy paid a total of $450.0 million. The final number of shares of Evergy common stock that Evergy may receive or be required to remit upon final settlement of the ASR agreements will be based on the average daily volume weighted-average price of Evergy common stock during the term of the ASR agreements, less a negotiated discount. Final settlement of each ASR agreement will occur by the end of November 2018 but may occur earlier at the option of the financial institutions.
In October 2018, one of the ASR agreements was settled early at the option of the financial institution, which resulted in the delivery to Evergy of 848,226 additional shares of Evergy common stock at no additional cost. Evergy expects that the final settlement of the remaining ASR agreement will also result in the delivery of additional shares of common stock to Evergy at no additional cost.
See Note 15 to the consolidated financial statements for more information regarding Evergy's common stock repurchase program.
Missouri Legislation
On June 1, 2018, Missouri S.B. 564 was signed into law by the Governor of Missouri. Most notably, S.B. 564 includes a plant-in service accounting (PISA) provision that can be elected by Missouri electric utilities to defer to a regulatory asset and recover 85% of depreciation expense and associated return on investment for qualifying electric plant rate base additions. Qualifying electric plant includes all rate base additions with the exception of new coal, nuclear or natural gas generating units or rate base additions that increase revenues by allowing service to new customer premises. The deferred depreciation and return in the associated regulatory asset, except for any prudence disallowances, are required to be included in determining the utility's rate base during subsequent general rate proceedings subject to a 3% compound annual growth rate limitation on future electric rates compared with the utility's rates in effect prior to electing PISA. Utilities that elect the PISA provision can make qualifying deferrals of depreciation and return through December 2023, with a potential extension through December 2028 subject to MPSC approval. KCP&L and GMO are currently evaluating the provisions of S.B. 564 and expect to elect the PISA provision in late 2018 or early 2019.
Regulatory Proceedings
See Note 5 to the consolidated financial statements for information regarding regulatory proceedings.
Plant Retirements
In 2017, Westar Energy announced plans to retire Unit 7 at Tecumseh Energy Center, Units 3 and 4 at Murray Gill Energy Center and Units 1 and 2 at Gordon Evans Energy Center, subject to the completion of the merger in

2018. In October 2018 and November 2018, Westar Energy retired these units consistent with this previously announced plan.
In 2017, KCP&L and GMO announced plans to retire KCP&L's Montrose Station and GMO's Sibley Station by December 31, 2018.
Strategy
Evergy expects to continue operating its vertically integrated utilities within their existing regulatory frameworks. Evergy's objectives are to deliver value to shareholders through attractive earnings and dividend growth; serve customers and communities with reliable service, clean energy and fewer and lower rate increases; and maintain a rewarding and challenging work environment for employees. Significant elements of Evergy's strategy to achieve these objectives include:

•	the realization of a total of approximately $600 million of potential net savings from 2018 through 2022 resulting from synergies that are expected to be created as a result of the merger;

•	the repurchase of approximately 60 million outstanding shares of Evergy common stock by mid-2020;

•	anticipated rate base investment of approximately $6 billion from 2018 through 2022;

•	the continued growth of Evergy's renewable energy portfolio as the Evergy Companies retire older and less efficient fossil fuel plants; and

•	implementing the rate orders received and to be received by the KCC and MPSC by year-end 2018.
See "Cautionary Statements Regarding Certain Forward-Looking Information" and Part II, Item 1A, Risk Factors, for additional information.
Earnings Overview
The following table summarizes Evergy's net income and diluted EPS.

	Three Months Ended September 30			Year to Date September 30
	2018	2017	Change	2018	2017	Change
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$355.0	$158.3	$196.7	$517.3	$290.0	$227.3
Earnings per common share, diluted	1.32	1.11	0.21	2.61	2.03	0.58
Net income and diluted EPS increased for the three months ended September 30, 2018, compared to the same period in 2017, primarily due to the inclusion of KCP&L's and GMO's earnings and higher Westar Energy retail sales driven by favorable weather.
Net income and diluted EPS increased year to date September 30, 2018, compared to the same period in 2017, primarily due to the inclusion of KCP&L's and GMO's earnings beginning in June 2018, higher Westar Energy retail sales driven by favorable weather and lower income tax expense, partially offset by merger-related costs and reductions of revenue for customer bill credits incurred following the close of the merger.
In addition, a higher number of diluted weighted average common shares outstanding due to the issuance of common shares to Great Plains Energy shareholders as a result of the merger diluted earnings per share by $1.17 and $1.02 for the three months ended and year to date September 30, 2018, respectively.
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
The following table summarizes Evergy's comparative results of operations.

	Three Months Ended September 30			Year to Date September 30
	2018	2017	Change	2018	2017	Change
	(millions)
Operating revenues	$1,582.5	$794.3	$788.2	$3,076.1	$1,976.2	$1,099.9
Fuel and purchased power	383.7	189.8	193.9	748.9	415.4	333.5
SPP network transmission costs	58.4	62.6	(4.2)	194.4	185.0	9.4
Other operating expenses	413.4	182.4	231.0	937.7	542.0	395.7
Depreciation and amortization	193.9	94.6	99.3	411.6	277.3	134.3
Income from operations	533.1	264.9	268.2	783.5	556.5	227.0
Other income (expense), net	(24.3)	(6.6)	(17.7)	(43.7)	(20.4)	(23.3)
Interest expense	89.1	43.4	45.7	191.3	128.2	63.1
Income tax expense	64.1	55.8	8.3	28.3	112.6	(84.3)
Equity in earnings of equity method investees, net of income taxes	2.0	1.6	0.4	4.7	4.9	(0.2)
Net income	357.6	160.7	196.9	524.9	300.2	224.7
Less: Net income attributable to noncontrolling interests	2.6	2.4	0.2	7.6	10.2	(2.6)
Net income attributable to Evergy, Inc.	$355.0	$158.3	$196.7	$517.3	$290.0	$227.3

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

The following tables summarize Evergy's utility gross margin and MWhs sold.

	Revenues and Expenses			MWhs Sold
Three Months Ended September 30	2018	2017	Change	2018	2017	Change
Retail revenues	(millions)			(thousands)
Residential	$647.1	$275.9	$371.2	4,839	2,081	2,758
Commercial	530.5	218.1	312.4	5,259	2,156	3,103
Industrial	173.4	117.3	56.1	2,365	1,563	802
Other retail revenues	10.9	4.9	6.0	40	12	28
Total electric retail	1,361.9	616.2	745.7	12,503	5,812	6,691
Wholesale revenues	118.5	103.5	15.0	3,883	3,128	755
Transmission revenues	80.6	70.8	9.8	N/A	N/A	N/A
Other revenues	21.5	3.8	17.7	N/A	N/A	N/A
Operating revenues	1,582.5	794.3	788.2	16,386	8,940	7,446
Fuel and purchased power	(383.7)	(189.8)	(193.9)
SPP network transmission costs	(58.4)	(62.6)	4.2
Utility gross margin (a)	$1,140.4	$541.9	$598.5
(a) Utility gross margin is a non-GAAP financial measure. See explanation of utility gross margin above.

	Revenues and Expenses			MWhs Sold
Year to Date September 30	2018	2017	Change	2018	2017	Change
Retail revenues	(millions)			(thousands)
Residential	$1,169.4	$626.8	$542.6	9,047	4,828	4,219
Commercial	945.0	543.4	401.6	9,794	5,588	4,206
Industrial	375.5	316.0	59.5	5,345	4,319	1,026
Other retail revenues	21.5	17.2	4.3	75	56	19
Total electric retail	2,511.4	1,503.4	1,008.0	24,261	14,791	9,470
Wholesale revenues	302.4	256.2	46.2	9,789	7,612	2,177
Transmission revenues	227.6	213.0	14.6	N/A	N/A	N/A
Other revenues	34.7	3.6	31.1	N/A	N/A	N/A
Operating revenues	3,076.1	1,976.2	1,099.9	34,050	22,403	11,647
Fuel and purchased power	(748.9)	(415.4)	(333.5)
SPP network transmission costs	(194.4)	(185.0)	(9.4)
Utility gross margin (a)	$2,132.8	$1,375.8	$757.0
(a) Utility gross margin is a non-GAAP financial measure. See explanation of utility gross margin above.
Evergy's utility gross margin increased $598.5 million for the three months ended September 30, 2018, compared to the same period in 2017 driven by:

•	a $603.7 million increase due to the inclusion of KCP&L's and GMO's utility gross margin; and

•
a $25.1 million increase primarily due to higher Westar Energy retail sales driven by warmer summer weather. For the three months ended September 30, 2018, compared to the same period in 2017, cooling degree days increased 17%; partially offset by

•
a $28.1 million refund obligation recorded at Westar Energy for the change in the corporate income tax rate caused by the passage of the Tax Cuts and Jobs Act. See Note 17 to the consolidated financial statements for additional information; and

•
a $2.2 million obligation recorded at Westar Energy for one-time annual bill credits as a result of conditions in the KCC merger order. See Note 2 to the consolidated financial statements for additional information.

Evergy's utility gross margin increased $757.0 million year to date September 30, 2018, compared to the same period in 2017 driven by:

•	a $774.5 million increase due to the inclusion of KCP&L's and GMO's utility gross margin beginning in June 2018; and

•
a $77.7 million increase primarily due to higher Westar Energy retail sales driven by warmer spring and summer weather and colder winter weather. For year to date September 30, 2018, compared to the same period in 2017, cooling degree days increased 32% and heating degree days increased 29%; partially offset by

•
a $66.3 million refund obligation recorded at Westar Energy for the change in the corporate income tax rate caused by the passage of the Tax Cuts and Jobs Act. See Note 17 to the consolidated financial statements for additional information; and

•
a $28.9 million obligation recorded at Westar Energy for one-time and annual bill credits as a result of conditions in the KCC merger order. See Note 2 to the consolidated financial statements for additional information.

Other Operating Expenses (including operating and maintenance expense and taxes other than income tax)
Evergy's other operating expenses increased $231.0 million for the three months ended September 30, 2018, compared to the same period in 2017 primarily driven by:

•	a $183.9 million increase in operating and maintenance expense due to the inclusion of KCP&L's and GMO's operating and maintenance expenses;

•	a $40.7 million increase in taxes other than income taxes due to the inclusion of KCP&L and GMO amounts;

•	$7.1 million of merger-related costs incurred following the close of the merger, consisting of:

◦	$0.8 million of Westar Energy voluntary severance expenses incurred; and

◦	$6.3 million of merger consulting fees and fees for other outside services incurred; and

•	a $5.5 million increase due to Westar Energy's 47% share of voluntary severance expenses incurred related to the Wolf Creek voluntary exit program.
Evergy's other operating expenses increased $395.7 million year to date September 30, 2018, compared to the same period in 2017 primarily driven by:

•
a $245.6 million increase in operating and maintenance expense due to the inclusion of KCP&L's and GMO's operating and maintenance expenses beginning in June 2018, excluding the deferral of merger transition costs discussed below;

•	$64.6 million of merger-related costs incurred following the close of the merger in June 2018, consisting of:

◦	$24.7 million of unconditional charitable contributions and community support recorded by Evergy in accordance with conditions in the KCC and MPSC merger orders;

◦
$40.7 million of Westar Energy change in control payments, voluntary severance and the recording of unrecognized equity compensations costs and the incremental fair value associated with the vesting of outstanding Westar Energy equity compensation awards in accordance with the Amended Merger Agreement; and

◦	$47.0 million of merger consulting fees and fees for other outside services incurred, primarily consisting of merger success fees; partially offset by

◦
a $47.8 million decrease in operating and maintenance expense due to the deferral of merger transition costs to a regulatory asset in June 2018 for future recovery by Westar Energy, KCP&L and GMO in accordance with the KCC and MPSC merger orders;

•	a $54.6 million increase in taxes other than income taxes due to the inclusion of KCP&L and GMO amounts beginning in June 2018;

•
$12.3 million of obsolete inventory write-offs for Westar Energy's Unit 7 at Tecumseh Energy Center, Units 3 and 4 at Murray Gill Energy Center and Units 1 and 2 at Gordon Evans Energy Center, which were retired in the fourth quarter of 2018; and

•	a $5.5 million increase due to Westar Energy's 47% share of voluntary severance expenses incurred related to the Wolf Creek voluntary exit program.
Depreciation and Amortization
Evergy's depreciation and amortization increased $99.3 million for the three months ended September 30, 2018, compared to the same period in 2017, primarily driven by a $98.0 million increase due to the inclusion of KCP&L's and GMO's depreciation expense.
Evergy's depreciation and amortization increased $134.3 million year to date September 30, 2018, compared to the same period in 2017, primarily driven by a $130.0 million increase due to the inclusion of KCP&L's and GMO's depreciation expense beginning in June 2018.
Other Income (Expense), Net
Evergy's other expense, net increased $17.7 million for the three months ended September 30, 2018, compared to the same period in 2017 primarily driven by:

•	an $11.7 million increase due to the inclusion of KCP&L and GMO amounts; and

•	a $1.0 million decrease in Westar Energy's investment earnings primarily due to a decrease in interest and dividend income.
Evergy's other expense, net increased $23.3 million year to date September 30, 2018, compared to the same period in 2017 primarily driven by:

•	a $14.6 million increase due to the inclusion of KCP&L and GMO amounts beginning in June 2018; and

•	a $3.9 million decrease in Westar Energy's investment earnings primarily due to a decrease in interest and dividend income.
Interest Expense
Evergy's interest expense increased $45.7 million for the three months ended September 30, 2018, compared to the same period in 2017, primarily driven by a $45.2 million increase due to the inclusion of KCP&L's and GMO's interest expense and Evergy's assumption of Great Plains Energy's $350.0 million of 4.85% unsecured Senior Notes and $287.5 million of 5.292% unsecured Senior Notes upon the consummation of the merger.
Evergy's interest expense increased $63.1 million year to date September 30, 2018, compared to the same period in 2017 primarily driven by a $59.2 million increase due to the inclusion of KCP&L's and GMO's interest expense beginning in June 2018 and Evergy's assumption of Great Plains Energy's $350.0 million of 4.85% unsecured Senior Notes and $287.5 million of 5.292% unsecured Senior Notes upon the consummation of the merger.
Income Tax Expense
Evergy's income tax expense increased $8.3 million for the three months ended September 30, 2018, compared to the same period in 2017 primarily driven by:

•	a $41.5 million increase as a result of the inclusion of income tax expense related to Evergy, Inc. and the subsidiaries of Great Plains Energy; partially offset by

•	a $25.9 million decrease in Westar Energy's income tax expense as a result of the decrease in the federal statutory income tax rate in 2018; and

•	a $6.9 million decrease due to lower Westar Energy pre-tax income.

Evergy's income tax expense decreased $84.3 million year to date September 30, 2018, compared to the same period in 2017 primarily driven by:

•	a $53.2 million decrease related to the revaluation of Westar Energy's deferred income tax assets and liabilities based on the Evergy composite tax rate as a result of the merger;

•	a $47.5 million decrease due to lower Westar Energy pre-tax income; and

•	a $38.1 million decrease in Westar Energy's income tax expense as a result of the decrease in the federal statutory income tax rate in 2018; partially offset by

•	a $50.2 million increase as a result of the inclusion of income tax expense related to Evergy, Inc. and the subsidiaries of Great Plains Energy beginning in June 2018.

EVERGY SIGNIFICANT BALANCE SHEET CHANGES
(September 30, 2018 compared to December 31, 2017)
The following table summarizes Evergy's significant balance sheet changes.

	Total Change	Change Due to Merger	Remaining Change
Assets	(in millions)
Cash and cash equivalents	$676.3	$1,154.2	$(477.9)
Accounts receivable, net	205.8	155.6	50.2
Accounts receivable pledged as collateral	195.0	180.0	15.0
Fuel inventories and supplies	227.3	271.5	(44.2)
Income taxes receivable	20.8	—	20.8
Regulatory assets - current	233.0	207.8	25.2
Prepaid expenses and other assets	33.8	41.5	(7.7)
Property, plant and equipment, net	9,282.2	9,179.7	102.5
Property, plant and equipment of variable interest entities, net	(5.4)	—	(5.4)
Regulatory assets	832.7	829.1	3.6
Nuclear decommissioning trust	280.9	261.3	19.6
Goodwill	2,333.5	2,333.5	—
Other	134.9	145.5	(10.6)
Liabilities
Current maturities of long-term debt	709.6	415.3	294.3
Current maturities of long-term debt of variable interest entities	1.8	—	1.8
Notes payable and commercial paper	400.2	561.0	(160.8)
Collateralized note payable	195.0	180.0	15.0
Accounts payable	99.5	191.4	(91.9)
Accrued dividends	(53.8)	—	(53.8)
Accrued taxes	194.4	82.0	112.4
Accrued interest	46.9	48.0	(1.1)
Regulatory liabilities - current	105.6	17.7	87.9
Other current liabilities	136.3	119.1	17.2
Long-term debt, net	2,952.2	3,358.6	(406.4)
Long-term debt of variable interest entities, net	(30.3)	—	(30.3)
Deferred income taxes	720.3	665.1	55.2
Unamortized investment tax credits	121.8	124.3	(2.5)
Regulatory liabilities	1,263.1	1,172.9	90.2
Pension and post-retirement liability	458.5	477.3	(18.8)
Asset retirement obligations	242.7	366.1	(123.4)
Other long-term liabilities	98.6	83.1	15.5
Change Due to Merger as reflected in the table above represents the preliminary purchase price allocation to Great Plains Energy's assets and liabilities as of June 4, 2018. See Note 2 to the consolidated financial statements for additional information regarding changes in Evergy's balance sheet due to the merger.

The following are significant balance sheet changes in addition to those due to the Great Plains Energy and Westar Energy merger:

•	Evergy's cash and cash equivalents decreased $477.9 million primarily due to the repurchase of common stock for a total cost of $486.1 million in connection with Evergy's share repurchase program.

•	Evergy's receivables, net increased $50.2 million primarily due to seasonal increases in customer accounts receivable.

•	Evergy's current maturities of long-term debt increased by $294.3 million primarily due to the reclassification of KGE's $300.0 million of 6.70% Series First Mortgage Bonds from long-term to current.

•	Evergy's notes payable and commercial paper decreased $160.8 million primarily due to the repayment of commercial paper with funds from operations at KCP&L and GMO.

•	Evergy's accounts payable decreased $91.9 million primarily due to the timing of cash payments.

•
Evergy's accrued dividends decreased $53.8 million due to the timing of payment for Westar Energy's common stock dividend declared in August 2018, which was paid in September 2018, and its common stock dividend declared in November 2017, which was paid in January 2018.

•	Evergy's accrued taxes increased $112.4 million primarily due to the timing of property tax payments.

•
Evergy's current regulatory liabilities increased $87.9 million primarily due to $79.0 million of refund obligations recorded by Westar Energy consisting of $55.9 million related to the Tax Cuts and Jobs Act and $23.1 million related to one-time customer merger bill credits.

•
Evergy's long-term debt decreased by $406.4 million primarily due to the reclassification of KGE's $300.0 million of 6.70% Series First Mortgage Bonds from long-term to current and the redemption of $104.0 million of GMO's Series A and B Senior Notes in the third quarter of 2018.

•
Evergy's long-term debt of variable interest entities, net decreased $30.3 million primarily due to the VIE that holds the La Cygne Unit 2 leasehold interest having made principal payments totaling $28.5 million.

•
Evergy's asset retirement obligations decreased $123.4 million primarily due to a $127.0 million decrease in Evergy's and Westar Energy's AROs for a revision in estimate primarily related to Westar Energy's ARO to decommission its 47% ownership share of Wolf Creek. See Note 6 to the consolidated financial statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES
Evergy relies primarily upon cash from operations, short-term borrowings, debt issuances and its existing cash and cash equivalents to fund its capital requirements. Evergy's capital requirements primarily consist of capital expenditures, payment of contractual obligations and other commitments, the payment of dividends to shareholders and the repurchase of common shares.
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
Short-Term Borrowings
As of September 30, 2018, Evergy had $1.8 billion of available borrowing capacity from its master credit facility and receivable sale facilities. Westar Energy's, KCP&L's and GMO's borrowing capacity under the master credit facility also support their issuance of commercial paper. The available borrowing capacity consisted of $449.0 million from Evergy Inc.'s master credit facility, $655.4 million from Westar Energy's credit facilities, $388.1 million from KCP&L's credit facilities and $307.5 million from GMO's credit facilities. See Notes 4 and 9 to the consolidated financial statements for more information regarding the receivable sale facilities and master credit facility, respectively. Along with cash flows from operations, Evergy generally uses these liquid resources to meet its day-to-day cash flow requirements.
Long-Term Debt and Equity Issuances
From time to time, Evergy issues long-term debt and/or equity to repay short-term debt, refinance maturing long-term debt and finance growth. As of September 30, 2018 and December 31, 2017, Evergy’s capital structure, excluding short-term debt, was as follows:

	September 30	December 31
	2018	2017
Common equity	59%	51%
Noncontrolling interests	<0%	<0%
Long-term debt, including VIEs	41%	49%
After the completion of its common stock repurchase plan, Evergy anticipates having a common equity to total capitalization ratio of approximately 50%. Following the utilization of its excess cash and cash equivalents discussed further below, Evergy anticipates issuing long-term debt in 2019 in support of its common stock repurchase plan. See "Liquidity and Capital Resources - Capital Requirements - Common Stock Repurchase Plan" for additional information.
Under stipulations with the MPSC and KCC, Evergy, Westar Energy and KCP&L are required to maintain common equity at not less than 35%, 40% and 40%, respectively, of total capitalization. The master credit facility and certain debt instruments of the Evergy Companies also contain restrictions that require the maintenance of certain capitalization and leverage ratios. As of September 30, 2018, the Evergy Companies were in compliance with these covenants.
Significant Debt Issuances
See Note 10 to the consolidated financial statements for information regarding significant debt issuances.
Credit Ratings
The ratings of the Evergy Companies' securities by the credit rating agencies impact their liquidity, including the cost of borrowings under their master credit facility and in the capital markets. The Evergy Companies view maintenance of strong credit ratings as extremely important to the Evergy Companies' access to and cost of debt financing and, to that end, maintain an active and ongoing dialogue with the agencies with respect to results of operations, financial position and future prospects. While a decrease in these credit ratings would not cause any acceleration of the Evergy Companies' debt, it could increase interest charges under revolving credit agreements. A decrease in credit ratings could also have, among other things, an adverse impact, which could be material, on the Evergy Companies' access to capital, the cost of funds, the ability to recover actual interest costs in state regulatory proceedings, the type and amounts of collateral required under supply agreements and Evergy's ability to provide credit support for its subsidiaries.

As of November 7, 2018, the major credit rating agencies rated the Evergy Companies' securities as detailed in the following table.

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
Shelf Registration Statements and Regulatory Authorizations
Evergy
In November 2018, Evergy filed an automatic shelf registration statement providing for the sale of unlimited amounts of securities with the SEC, which expires in November 2021.

Westar Energy
In November 2018, Westar Energy filed an automatic shelf registration statement providing for the sale of unlimited amounts of unsecured debt securities and first mortgage bonds with the SEC, which expires in November 2021.
KCP&L
In November 2018, KCP&L filed an automatic shelf registration statement providing for the sale of unlimited amounts of notes and mortgage bonds with the SEC, which expires in November 2021.

The following table summarizes the short-term and long-term debt financing authorizations for Westar Energy, KGE, KCP&L and GMO and the remaining amount available under these authorizations as of September 30, 2018.

Type of Authorization	Commission	Expiration Date	Authorization Amount	Available Under Authorization
Westar Energy & KGE			(in millions)
Short-Term Debt	FERC	February 2020	$1,000.0	$673.7
KCP&L
Short-Term Debt	FERC	December 2018	$1,000.0	$790.8
Long-Term Debt	MPSC	September 2019	$750.0	$450.0
GMO
Short-Term Debt	FERC	March 2020	$750.0	$609.6
In October 2018, Westar Energy and KGE, KCP&L and GMO filed requests with FERC to have outstanding at any one time up to $1,250.0 million (combined for both Westar Energy and KGE), $1,250.0 million and $750.0 million in short-term debt instruments, respectively, through December 2020.
In October 2018, GMO filed a request with FERC to issue up to a total of $100.0 million in long-term debt instruments for a two-year authorization period beginning on the date of the FERC approval.
In addition to the above regulatory authorizations, the Westar Energy and KGE mortgages each contain provisions restricting the amount of First Mortgage Bonds (FMBs) that can be issued by each entity. Westar Energy and KGE must comply with these restrictions prior to the issuance of additional FMBs or other secured indebtedness.
Under the Westar Energy mortgage, the issuance of bonds is subject to limitations based on the amount of bondable property additions. In addition, so long as any bonds issued prior to January 1, 1997, remain outstanding, the mortgage prohibits additional FMBs from being issued, except in connection with certain refundings, unless Westar Energy’s unconsolidated net earnings available for interest, depreciation and property retirement (which as defined, does not include earnings or losses attributable to the ownership of securities of subsidiaries), for a period of 12 consecutive months within 15 months preceding the issuance, are not less than the greater of twice the annual interest charges on or 10% of the principal amount of all FMBs outstanding after giving effect to the proposed issuance. As of September 30, 2018, $369.5 million principal amount of additional FMBs could be issued under the most restrictive provisions in the mortgage, except in connection with certain refundings.
Under the KGE mortgage, the amount of FMBs authorized is limited to a maximum of $3.5 billion and the issuance of bonds is subject to limitations based on the amount of bondable property additions. In addition, the mortgage prohibits additional FMBs from being issued, except in connection with certain refundings, unless KGE’s net earnings before income taxes and before provision for retirement and depreciation of property for a period of 12 consecutive months within 15 months preceding the issuance are not less than either two and one-half times the annual interest charges on or 10% of the principal amount of all KGE FMBs outstanding after giving effect to the proposed issuance. As of September 30, 2018, approximately $2.5 billion principal amount of additional KGE FMBs could be issued under the most restrictive provisions in the mortgage, except in connection with certain refundings.

Cash and Cash Equivalents
At September 30, 2018, Evergy had approximately $679.7 million of cash and cash equivalents on hand. Under the Amended Merger Agreement, Great Plains Energy was required to have not less than $1.25 billion in cash and cash equivalents on its balance sheet at the closing of the merger with Westar Energy. Year to date September 30,

2018, Evergy utilized this excess cash to repurchase $486.1 million of common stock. Evergy anticipates that its remaining excess cash will also be returned to shareholders through the repurchase of common stock.
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
Common Stock Dividends
The amount and timing of dividends payable on Evergy's common stock are within the sole discretion of the Evergy Board. The amount and timing of dividends declared by the Evergy Board will be dependent on considerations such as Evergy's earnings, financial position, cash flows, capitalization ratios, regulation, reinvestment opportunities and debt covenants. Evergy targets a long-term dividend payout ratio of 60% to 70% of earnings. See Note 1 to the consolidated financial statements for information on the common stock dividend declared by the Evergy Board in October 2018.
The Evergy Companies also have certain restrictions stemming from statutory requirements, corporate organizational documents, covenants and other conditions that could affect dividend levels. See Note 15 to the consolidated financial statements for further discussion of restrictions on dividend payments.
Common Stock Repurchase Plan
In July 2018, the Evergy Board authorized the repurchase of up to 60 million shares of Evergy's common stock. Although this repurchase authorization has no expiration date, Evergy expects to repurchase the 60 million shares by mid-2020. Year to date September 30, 2018, Evergy had total repurchases of common stock of approximately $486 million and had repurchased 6.9 million shares under the repurchase program, which included shares repurchased under ASR agreements which had not reached final settlement as of September 30, 2018, and are discussed further below. The ASR agreements were entered into in August 2018 with financial institutions and resulted in the initial delivery to Evergy of 6.3 million shares of common stock, representing a partial settlement of the contracts, based on then-current market prices and Evergy paid a total of $450.0 million. One of the ASR agreements reached final settlement in October 2018 and the remaining ASR agreement is expected to settle by the end of November 2018. See Note 15 to the consolidated financial statements for more information regarding Evergy's common stock repurchase program.

Impact of Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act will result in lower operating cash flows for the Evergy Companies as a result of lower customer rates resulting from lower income tax expense recoveries and the settlement of related deferred income tax regulatory liabilities, which are significant. These decreases in operating cash flows are expected to exceed the increase in operating cash flows for the Evergy Companies resulting from the lower corporate federal income tax rate. These net regulatory liabilities will be refunded in future rates by amortizing amounts related to plant assets primarily over the remaining useful life of the assets and amortizing the amounts related to the other items over various periods as determined in the Evergy Companies' 2018 rate cases.
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
At September 30, 2018, Evergy has provided $111.3 million of credit support for GMO as follows:

•	Evergy direct guarantees to GMO counterparties totaling $17.0 million, which expire in 2020, and

•	Evergy's guarantee of GMO long-term debt totaling $94.3 million, which includes debt with maturity dates ranging from 2019 to 2023.
Evergy has also guaranteed GMO's commercial paper program. At September 30, 2018, GMO had $140.4 million of commercial paper outstanding. None of the guaranteed obligations are subject to default or prepayment if GMO's credit ratings were downgraded.
The Evergy Companies also have off-balance sheet arrangements in the form of operating leases and letters of credit entered into in the ordinary course of business.
Cash Flows
The following table presents Evergy's cash flows from operating, investing and financing activities.

Year to Date September 30	2018	2017
	(in millions)
Cash flows from operating activities	$1,191.6	$742.7
Cash flows from (used in) investing activities	574.8	(581.4)
Cash flows used in financing activities	(1,090.1)	(161.0)
Cash Flows from Operating Activities
Evergy's cash flows from operating activities increased $448.9 million year to date September 30, 2018, compared to the same period in 2017, primarily driven by a $554.2 million increase due to the inclusion of KCP&L's and GMO's cash flows from operating activities beginning in June 2018; partially offset by $35.6 million of merger success fees paid by Evergy and Westar Energy upon the completion of the merger; an increase of $16.0 million in Wolf Creek refueling outage costs paid by Westar Energy related to the outage that concluded in May 2018 and a $10.4 million increase in Westar Energy pension and post-retirement contributions.
Cash Flows from Investing Activities
Evergy's cash flows from investing activities increased $1,156.2 million year to date September 30, 2018, compared to the same period in 2017, primarily due to the inclusion of $1,154.2 million of cash acquired from Great Plains Energy as of the merger date.
Cash Flows used in Financing Activities
Evergy's cash flows used in financing activities increased $929.1 million year to date September 30, 2018, compared to the same period in 2017, primarily due to the repurchase of common stock of $486.1 million as a result of Evergy's share repurchase program in 2018; a $296.2 million decrease in Westar Energy long-term debt proceeds and an increase in cash dividends paid of $184.1 million due to an increase in outstanding shares of common stock following the close of the merger and a $0.06 per share increase in the quarterly dividend paid in September 2018.
WESTAR ENERGY, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Westar Energy is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Westar Energy's comparative results of operations.

	Year to Date September 30
	2018	2017	Change
	(millions)
Operating revenues	$2,015.9	$1,976.2	$39.7
Fuel and purchased power	463.2	415.4	47.8
SPP network transmission costs	194.4	185.0	9.4
Other operating expenses	620.2	542.0	78.2
Depreciation and amortization	281.6	277.3	4.3
Income from operations	456.5	556.5	(100.0)
Other income (expense), net	(31.6)	(20.4)	(11.2)
Interest expense	132.1	128.2	3.9
Income tax expense (benefit)	(22.0)	112.6	(134.6)
Equity in earnings of equity method investees, net of income taxes	3.7	4.9	(1.2)
Net income	318.5	300.2	18.3
Less: Net income attributable to noncontrolling interests	7.6	10.2	(2.6)
Net income attributable to Westar Energy, Inc.	$310.9	$290.0	$20.9
Westar Energy Utility Gross Margin and MWh Sales
The following table summarizes Westar Energy's utility gross margin and MWhs sold.

	Revenues and Expenses			MWhs Sold
Year to Date September 30	2018	2017	Change	2018	2017	Change
Retail revenues	(millions)			(thousands)
Residential	$671.9	$626.8	$45.1	5,349	4,828	521
Commercial	542.8	543.4	(0.6)	5,797	5,588	209
Industrial	297.2	316.0	(18.8)	4,275	4,319	(44)
Other retail revenues	15.3	17.2	(1.9)	45	56	(11)
Total electric retail	1,527.2	1,503.4	23.8	15,466	14,791	675
Wholesale revenues	263.7	256.2	7.5	7,560	7,612	(52)
Transmission revenues	216.3	213.0	3.3	N/A	N/A	N/A
Other revenues	8.7	3.6	5.1	N/A	N/A	N/A
Operating revenues	2,015.9	1,976.2	39.7	23,026	22,403	623
Fuel and purchased power	(463.2)	(415.4)	(47.8)
SPP network transmission costs	(194.4)	(185.0)	(9.4)
Utility gross margin (a)	$1,358.3	$1,375.8	$(17.5)

(a)	Utility gross margin is a non-GAAP financial measure. See explanation of utility gross margin under Evergy's Results of Operations.

Westar Energy's utility gross margin decreased $17.5 million year to date September 30, 2018, compared to the same period in 2017, driven by:

•
a $66.3 million refund obligation for the change in the corporate income tax rate caused by the passage of the Tax Cuts and Jobs Act. See Note 17 to the consolidated financial statements for additional information; and

•
a $28.9 million obligation for one-time and annual bill credits as a result of conditions in the KCC merger order. See Note 2 to the consolidated financial statements for additional information; partially offset by

•
a $77.7 million increase primarily due to higher retail sales driven by warmer spring and summer weather and colder winter weather. For year to date September 30, 2018, compared to the same period in 2017, cooling degree days increased 31% and heating degree days increased 27%.

Westar Energy Other Operating Expenses (including operating and maintenance expense and taxes other than income tax)
Westar Energy's other operating expenses increased $78.2 million year to date September 30, 2018, compared to the same period in 2017, primarily driven by:

•	$47.8 million of merger-related costs incurred following the close of the merger in June 2018, consisting of:

◦
$40.7 million of change in control payments, voluntary severance and the recording of unrecognized equity compensation costs and the incremental fair value associated with the vesting of outstanding Westar Energy equity compensation awards in accordance with the Amended Merger Agreement; and

◦	$20.4 million of merger consulting fees and fees for other outside services incurred, primarily consisting of merger success fees; partially offset by

◦
a $13.3 million decrease in operating and maintenance expense due to the net reallocation of incurred merger transition costs between Westar Energy, Evergy, KCP&L and GMO and the subsequent deferral of these transition costs to a regulatory asset in June 2018 for future recovery by Westar Energy in accordance with the KCC merger order;

•
$12.3 million of obsolete inventory write-offs for Westar Energy's Unit 7 at Tecumseh Energy Center, Units 3 and 4 at Murray Gill Energy Center and Units 1 and 2 at Gordon Evans Energy Center, which were retired in the fourth quarter of 2018; and

•	a $5.5 million increase due to Westar Energy's 47% share of voluntary severance expenses incurred related to the Wolf Creek voluntary exit program.
Westar Energy Other Income (Expense), Net
Westar Energy's other expense, net increased $11.2 million year to date September 30, 2018, compared to the same period in 2017, primarily driven by:

•	a $3.9 million increase in pension non-service costs; and

•	a $3.9 million decrease in investment earnings primarily due to a decrease in interest and dividend income.
Westar Energy Income Tax Expense
Westar Energy's income tax expense decreased $134.6 million year to date September 30, 2018, compared to the same period in 2017, primarily driven by:

•	a $53.2 million decrease related to the revaluation of deferred income tax assets and liabilities based on the Evergy composite tax rate as a result of the merger;

•	a $47.5 million decrease due to lower pre-tax income; and

•	a $38.1 million decrease as a result of the decrease in the federal statutory income tax rate in 2018.

KANSAS CITY POWER & LIGHT COMPANY
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for KCP&L is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes KCP&L's comparative results of operations.

	Year to Date September 30
	2018	2017	Change
	(millions)
Operating revenues	$1,408.9	$1,474.3	$(65.4)
Fuel and purchased power	392.4	367.3	25.1
Other operating expenses	442.4	490.9	(48.5)
Depreciation and amortization	209.0	199.9	9.1
Income from operations	365.1	416.2	(51.1)
Other income (expense), net	(19.1)	(33.8)	14.7
Interest expense	100.6	105.5	(4.9)
Income tax expense	80.3	99.0	(18.7)
Net income	$165.1	$177.9	$(12.8)
KCP&L Utility Gross Margin and MWh Sales
The following table summarizes KCP&L's utility gross margin and MWhs sold.

	Revenues and Expenses			MWhs Sold
Year to Date September 30	2018	2017	Change	2018	2017	Change
Retail revenues	(millions)			(thousands)
Residential	$585.4	$573.7	$11.7	4,480	4,034	446
Commercial	609.2	651.1	(41.9)	5,931	5,730	201
Industrial	105.4	118.9	(13.5)	1,333	1,330	3
Other retail revenues	7.7	8.3	(0.6)	56	53	3
Total electric retail	1,307.7	1,352.0	(44.3)	11,800	11,147	653
Wholesale revenues	38.5	74.7	(36.2)	3,753	5,198	(1,445)
Transmission revenues	11.0	12.2	(1.2)	N/A	N/A	N/A
Other revenues	51.7	35.4	16.3	N/A	N/A	N/A
Operating revenues	1,408.9	1,474.3	(65.4)	15,553	16,345	(792)
Fuel and purchased power	(392.4)	(367.3)	(25.1)
Utility gross margin (a)	$1,016.5	$1,107.0	$(90.5)

(a)	Utility gross margin is a non-GAAP financial measure. See explanation of utility gross margin under Evergy's Results of Operations.
KCP&L's utility gross margin decreased $90.5 million year to date September 30, 2018, compared to the same period in 2017, driven by:

•
a $64.5 million refund obligation for the change in the corporate income tax rate caused by the passage of the Tax Cuts and Jobs Act. See Note 17 to the consolidated financial statements for additional information;

•	$56.0 million of sales taxes and franchise fees collected from KCP&L Missouri customers in 2017, which as part of KCP&L's adoption of ASC 606, are now presented net in revenue in 2018; and

•
a $24.3 million obligation for one-time and annual bill credits as a result of conditions in the MPSC and KCC merger orders. See Note 2 to the consolidated financial statements for additional information; partially offset by

•
a $54.3 million increase primarily due to higher retail sales driven by warmer spring and summer weather and colder winter weather. For year to date September 30, 2018, compared to the same period in 2017, cooling degree days increased 34% and heating degree days increased 30%.

KCP&L Other Operating Expenses (including operating and maintenance expense and taxes other than income tax)
KCP&L's other operating expenses decreased $48.5 million year to date September 30, 2018, compared to the same period in 2017, primarily driven by:

•
a $55.8 million decrease in taxes other than income tax due to sales taxes and franchise fees collected from KCP&L Missouri customers in 2017, which, as part of KCP&L's adoption of ASC 606, Revenue from Contracts with Customers, are now presented net in revenue in 2018; and

•
a $23.9 million decrease in operating and maintenance expense due to the net reallocation of incurred merger transition costs between KCP&L, Evergy, Westar Energy and GMO and the subsequent deferral of these transition costs to a regulatory asset for future recovery by KCP&L in accordance with the KCC and MPSC merger orders; partially offset by

•	a $9.0 million increase due to KCP&L's 47% share of voluntary severance expenses incurred related to the Wolf Creek voluntary exit program as well as KCP&L's Local 412 union voluntary exit program;

•	a $5.4 million increase in transmission and distribution operating and maintenance expense; and

•	a $3.6 million increase in injuries and damages expense primarily due to an increase in estimated worker's compensation losses.
KCP&L Other Income (Expense), Net
KCP&L's other expense, net decreased $14.7 million year to date September 30, 2018, compared to the same period in 2017, primarily driven by a $14.6 million decrease in pension non-service costs due to KCP&L's adoption of ASU 2017-07, Compensation-Retirement Benefits, which requires the non-service cost components to be reported separately from service costs and outside of a subtotal of income from operations. For retrospective application of the 2017 non-service cost components, KCP&L utilized the practical expedient that allows for the use of the amounts disclosed in a company's pension and other post-retirement benefit plan footnote as the estimation basis for retrospective presentation. The 2017 amounts disclosed in KCP&L's pension and other post-retirement benefit plan footnote are presented prior to the effects of capitalization and sharing with joint owners of power plants. See Note 1 and Note 7 to the consolidated financial statements for additional information.

KCP&L Income Tax Expense
KCP&L's income tax expense decreased $18.7 million year to date September 30, 2018, compared to the same period in 2017, primarily driven by:

•	a $31.5 million decrease in income tax expense as a result of the decrease in the federal statutory income tax rate in 2018;

•	a $15.5 million decrease related to the revaluation of deferred income tax assets and liabilities as a result of the enactment of Missouri state income tax reform in June 2018;

•
a $13.1 million decrease in income tax expense due to an increase in flow-through items primarily consisting of amortization of regulatory liabilities for excess deferred income taxes generated as a result of the enactment of the Tax Cuts and Jobs Act in December 2017; and

•	a $12.3 million decrease due to lower pre-tax income; partially offset by

•	a $51.0 million increase related to the revaluation of deferred income tax assets and liabilities based on the Evergy composite tax rate as a result of the merger.

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
Management has established risk management policies and strategies to reduce the potentially adverse effects that the volatility of the markets may have on Evergy's operating results. During the ordinary course of business, under the direction and control of an internal risk committee, the Evergy Companies' hedging strategies are reviewed to determine the hedging approach deemed appropriate based upon the circumstances of each situation. Though management believes its risk management practices are effective, it is not possible to identify and eliminate all risk. Evergy could experience losses, which could have a material adverse effect on its results of operations or financial position, due to many factors, including unexpectedly large or rapid movements or disruptions in the energy markets, regulatory-driven market rule changes and/or bankruptcy or non-performance of customers or counterparties, and/or failure of underlying transactions that have been hedged to materialize.
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
Commodity Price Risk
The Evergy Companies engage in the wholesale and retail sale of electricity and are exposed to risks associated with the price of electricity and other energy-related products. Exposure to these risks is affected by a number of factors including the quantity and availability of fuel used for generation and the quantity of electricity customers consume. Customers' electricity usage could also vary from year to year based on the weather or other factors. Quantities of fossil fuel used for generation vary from year to year based on the availability, price and deliverability of a given fuel type as well as planned and unplanned outages at facilities that use fossil fuels. Evergy's exposure to fluctuations in these factors is limited by the cost-based regulation of its regulated operations in Kansas and Missouri as these operations are typically allowed to recover substantially all of these costs through cost-recovery mechanisms, primarily through fuel recovery mechanisms. While there may be a delay in timing between when these costs are incurred and when they are recovered through rates, changes from year to year generally do not have a material impact on operating results.
Interest Rate Risk
Evergy manages interest rate risk and short- and long-term liquidity by limiting its exposure to variable interest rate debt to a percentage of total debt, diversifying maturity dates and, from time to time, entering into interest rate hedging transactions. At September 30, 2018, 4% of Evergy's long-term debt was variable rate debt. Evergy computes and presents information regarding the sensitivity to changes in interest rates for variable rate debt and current maturities of fixed rate debt by assuming a 100 basis point change in the current interest rates applicable to such debt over the remaining time the debt is outstanding.
Evergy had $1,684.3 million of variable rate debt, including notes payable and commercial paper, and current maturities of fixed rate debt as of September 30, 2018. A 100 basis point change in interest rates applicable to this debt would impact income before income taxes on an annualized basis by approximately $13.6 million.

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
Investment Risk
Evergy maintains trust funds, as required by the NRC, to fund its 94% share of decommissioning the Wolf Creek nuclear power plant and also maintains trusts to fund pension benefits as well as certain non-qualified retirement benefits. As of September 30, 2018, these funds were primarily invested in a diversified mix of equity and debt securities and reflected at fair value on Evergy's balance sheet. The equity securities in the trusts are exposed to price fluctuations in equity markets and the value of debt securities are exposed to changes in interest rates and other market factors.
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
ITEM 4. CONTROLS AND PROCEDURES
EVERGY
Disclosure Controls and Procedures
Evergy carried out an evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)).  This evaluation was conducted under the supervision, and with the participation, of Evergy's management, including the chief executive officer and chief financial officer, and Evergy's disclosure committee.  Based upon this evaluation, the chief executive officer and chief financial officer of Evergy have concluded as of the end of the period covered by this report that the disclosure controls and procedures of Evergy were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
WESTAR ENERGY
Disclosure Controls and Procedures
Westar Energy carried out an evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  This evaluation was conducted under the supervision, and with the participation, of Westar Energy's management, including the chief executive officer and chief financial officer, and Westar Energy's disclosure committee.  Based upon this evaluation, the chief executive officer and chief financial officer of Westar Energy have concluded as of the end of the period covered by this report that the disclosure controls and procedures of Westar Energy were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There has been no change in Westar Energy's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
KCP&L
Disclosure Controls and Procedures
KCP&L carried out an evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  This evaluation was conducted under the supervision, and with the participation, of KCP&L's management, including the chief executive officer and chief financial officer, and KCP&L's disclosure committee.  Based upon this evaluation, the chief executive officer and chief financial officer of KCP&L have concluded as of the end of the period covered by this report that the disclosure controls and procedures of KCP&L were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Other Proceedings
The Evergy Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 2, 5 and 12 to the consolidated financial statements.  Such information is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Actual results in future periods for the Evergy Companies could differ materially from historical results and the forward-looking statements contained in this report. The business of the Evergy Companies is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond their control. Additional risks and uncertainties not presently known or that management currently believes to be immaterial may also adversely affect the Evergy Companies. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors included in the 2017 Form 10-K for each of Great Plains Energy, KCP&L and Westar Energy, as well as Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed by Evergy, KCP&L and Westar Energy. There have been no material changes with regards to those risk factors. This information, as well as the other information included in this report and in the other documents filed with the SEC, should be carefully considered before making an investment in the securities of the Evergy Companies. Risk factors of KCP&L and Westar Energy are also risk factors of the Evergy Companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities
The following table provides information regarding purchases by Evergy of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2018.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased(a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(a)
July 1 - 31	—	$—	—	N/A
August 1 - 31	6,496,849	(b)	6,496,849	53,503,151
September 1 - 30	398,224	57.25	398,224	53,104,927
Total	6,895,073	(b)	6,895,073	53,104,927
(a) In July 2018, the Evergy Board authorized the repurchase of up to 60 million shares of Evergy's common stock with no expiration date. Evergy expects to repurchase the 60 million shares by mid-2020. See Note 15 to the consolidated financial statements for additional information on Evergy's common stock repurchase plan.
(b) In August 2018, Evergy entered into two ASR agreements to purchase $450.0 million of Evergy common stock and through which 6.3 million shares were delivered in August 2018, representing a partial settlement of the contracts. In October 2018, one of the ASR agreements was settled early at the option of the financial institution, which resulted in the delivery of 848,226 additional shares of Evergy common stock at no additional cost. The average price paid per share for shares delivered under this ASR was $56.51. The final number of shares of Evergy common stock that will ultimately be delivered to Evergy under the remaining ASR, and therefore the average price paid per share, will be determined at the final settlement of the ASR in November 2018. In addition, Evergy repurchased 229,441 shares of common stock in the open market at an average price of $57.35.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
Evergy’s 2019 annual meeting of shareholders will be held May 7, 2019. Information regarding the time and location of the meeting, and other information relating to the meeting, will be included in a notice of annual meeting and proxy statement that will be sent to shareholders. Shareholder proposals to be included in the proxy statement related to the annual meeting must be received by Evergy's Corporate Secretary at 1200 Main Street, Kansas City, Missouri 64105, Attention: Heather A. Humphrey, no later than 5:00 p.m. CT on December 2, 2018. Notice of intent to introduce a proposal at the annual meeting not included in the proxy statement, or to nominate a director for election at the annual meeting, must also be received by Evergy's Corporate Secretary at 1200 Main Street, Kansas City, Missouri 64105, Attention: Heather A. Humphrey, not earlier than 8:00 a.m. CT on February 6, 2019, and not later than 5:00 p.m. CT on March 8, 2019. Proposals and notices must comply with federal law and the requirements in Evergy's amended and restated articles of incorporation and amended and restated by-laws.
Investors should note that the Evergy Companies announce material financial information in SEC filings, press releases and public conference calls. In accordance with SEC guidance, Evergy, Westar Energy and KCP&L may also use the Investor Relations section of Evergy's website (www.evergyinc.com) to communicate with investors about the Evergy Companies. It is possible that the financial and other information posted there could be deemed material information. The Investors Relations section of the website also contains historical financial and other information relating to Great Plains Energy, Westar Energy and KCP&L. The information on the website is not part of this document.
ITEM 6. EXHIBITS

Exhibit Number		Description of Document	Registrant

10.1	*
Credit Agreement, dated as of September 18, 2018, among Evergy, Inc., Kansas City Power & Light Company, KCP&L Greater Missouri Operations Company, Westar Energy, Inc., the several lenders from time to time parties thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender and the other issuing lenders and agents party thereto (filed as Exhibit 10.1 to Evergy, Inc.’s Current Report on Form 8-K filed on September 18, 2018 (File No. 001-32206)).
Evergy Westar Energy KCP&L

10.2	+	Form of Indemnification Agreement.	Evergy Westar Energy KCP&L

10.3	+	Annual Incentive Plan.	Evergy Westar Energy KCP&L

31.1		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Evergy

31.2		Rule 13a-14(a)/15d-14(a) Certification of Anthony D. Somma.	Evergy

31.3		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	KCP&L

31.4		Rule 13a-14(a)/15d-14(a) Certification of Anthony D. Somma.	KCP&L

31.5		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Westar Energy

31.6		Rule 13a-14(a)/15d-14(a) Certification of Anthony D. Somma.	Westar Energy

32.1	**	Section 1350 Certifications.	Evergy

32.2	**	Section 1350 Certifications.	KCP&L

32.3	**	Section 1350 Certifications.	Westar Energy

101.INS		XBRL Instance Document.	Evergy Westar Energy KCP&L

101.SCH		XBRL Taxonomy Extension Schema Document.	Evergy Westar Energy KCP&L

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.	Evergy Westar Energy KCP&L

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.	Evergy Westar Energy KCP&L

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.	Evergy Westar Energy KCP&L

Exhibit Number	Description of Document	Registrant

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Evergy Westar Energy KCP&L
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

EVERGY, INC.

Dated:	November 7, 2018	By: /s/ Anthony D. Somma
(Anthony D. Somma)
(Executive Vice President and Chief Financial Officer)

WESTAR ENERGY, INC.

Dated:	November 7, 2018	By: /s/ Anthony D. Somma
(Anthony D. Somma)
(Executive Vice President and Chief Financial Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated:	November 7, 2018	By: /s/ Anthony D. Somma
(Anthony D. Somma)
(Executive Vice President and Chief Financial Officer)