Form 10-K
period 2018-12-31
Evergy, Inc.; KANSAS CITY POWER & LIGHT CO; WESTAR ENERGY INC /KS
filed 2019-02-22
CIK 1711269, 54476, 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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
(a Missouri Corporation)
1200 Main Street
Kansas City, Missouri 64105
(816) 556-2200

Each of the following classes or series of securities registered pursuant to Section 12(b) of the Act is registered on the New York Stock Exchange:

Registrant	Title of each class
Evergy, Inc.	Common Stock, without par value

Securities registered pursuant to Section 12(g) of the Act: Westar Energy, Inc. Common Stock $0.01 par value and Kansas City Power & Light Company Common Stock without par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Evergy, Inc.		Yes	☒	No	☐

Westar Energy, Inc.		Yes	☐	No	☒

Kansas City Power & Light Company		Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Evergy, Inc.		Yes	☐	No	☒

Westar Energy, Inc.		Yes	☐	No	☒

Kansas City Power & Light Company		Yes	☐	No	☒

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Evergy, Inc.		Yes	☒	No	☐

Westar Energy, Inc.		Yes	☒	No	☐

Kansas City Power & Light Company		Yes	☒	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.

Evergy, Inc.			☒

Westar Energy, Inc.			☒

Kansas City Power & Light Company			☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

	Large Accelerated Filer	Accelerated Filer		Non-accelerated Filer		Smaller Reporting Company	Emerging Growth Company

Evergy, Inc.	☒		☐		☐	☐	☐

Westar Energy, Inc.	☐		☐		☒	☐	☐

Kansas City Power & Light Company	☐		☐		☒	☐	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Evergy, Inc.			☐

Westar Energy, Inc.			☐

Kansas City Power & Light Company			☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Evergy, Inc.		Yes	☐	No	☒

Westar Energy, Inc.		Yes	☐	No	☒

Kansas City Power & Light Company		Yes	☐	No	☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Evergy, Inc. (based on the closing price of its common stock on the New York Stock Exchange on June 30, 2018) was approximately $15,236,578,926. All of the common equity of Westar Energy, Inc. and Kansas City Power & Light Company is held by Evergy, Inc.

On February 15, 2019, Evergy, Inc. had 254,630,033 shares of common stock outstanding.
On February 15, 2019, Westar Energy, Inc. and Kansas City Power & Light Company each had one share of common stock outstanding and held by Evergy, Inc.

Westar Energy, Inc. and Kansas City Power & Light Company meet the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format.

Documents Incorporated by Reference
Portions of the 2019 annual meeting proxy statement of Evergy, Inc. to be filed with the Securities and Exchange Commission are incorporated by reference in Part III of this report.
This combined annual report on Form 10-K is provided by the following registrants: Evergy, Inc. (Evergy), Westar Energy, Inc. (Westar Energy) and Kansas City Power & Light Company (KCP&L) (collectively, the Evergy Companies). Information relating to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrants.

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. Forward-looking statements include, but are not limited to, statements relating to the expected financial and operational benefits of the merger of Great Plains Energy Incorporated (Great Plains Energy) and Westar Energy that resulted in the creation of Evergy (including cost savings, operational efficiencies and the impact of the merger on earnings per share), cost estimates of capital projects, dividend growth, share repurchases, balance sheet and credit ratings, rebates to customers, the outcome of regulatory and legal proceedings, employee issues and other matters affecting future operations.
In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Evergy Companies are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information. These important factors include: future economic conditions and any related impact on sales, prices and costs; prices and availability of electricity in wholesale markets; market perception of the energy industry and the Evergy Companies; changes in business strategy or operations; the impact of unpredictable federal, state and local political, legislative, judicial and regulatory actions or developments, including deregulation, re-regulation and restructuring of the electric utility industry; decisions of regulators regarding rates that Westar Energy and KCP&L (or other regulated subsidiaries of Evergy) can charge for electricity; changes in applicable laws, regulations, rules, principles or practices, or the interpretations thereof, governing tax, accounting and environmental matters, including air and water quality and waste management and disposal; changes in the energy trading markets in which the Evergy Companies participate, including retroactive repricing of transactions by regional transmission organizations and independent system operators; the impact of climate change, including reduced demand for coal-based energy because of actual or perceived climate impacts and the development of alternate energy sources; financial market conditions and performance, including changes in interest rates and credit spreads and in availability and cost of capital and the effects on derivatives and hedges, nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of terrorist acts, including cyber terrorism; ability to carry out marketing and sales plans; weather conditions, including weather-related damage and the impact on sales, prices and costs; cost, availability, quality and timely provision of equipment, supplies, labor and fuel; the inherent uncertainties in estimating the effects of weather, economic conditions, climate change and other factors on customer consumption and financial results; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; delays in the anticipated in-service dates and cost increases of generation, transmission, distribution or other projects; the Evergy Companies' ability to successfully manage their transmission and distribution development plans and transmission joint ventures; the inherent risks associated with the ownership and operation of a nuclear facility, including environmental, health, safety, regulatory and financial risks; workforce risks, including increased costs of retirement, health care and other benefits; the possibility that the expected value creation from the merger will not be realized, or will not be realized within the expected time period; difficulties related to the integration of the two companies; disruption from the merger making it more difficult to maintain relationships with customers, employees, regulators or suppliers; the diversion of management time; and other risks and uncertainties.
This list of factors is not all-inclusive because it is not possible to predict all factors. Part I, Item 1A, Risk Factors included in this report should be carefully read for further understanding of potential risks for the Evergy Companies. Other sections of this report and other periodic reports filed by the Evergy Companies with the Securities and Exchange Commission (SEC) should also be read for more information regarding risk factors. Each forward-looking statement speaks only as of the date of the particular statement. The Evergy Companies undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AEP	American Electric Power Company, Inc.
AFUDC	Allowance for Funds Used During Construction
Amended Merger Agreement	Amended and Restated Agreement and Plan of Merger, dated as of July 9, 2017, by and among Great Plains Energy, Westar Energy, Monarch Energy Holding, Inc. and King Energy, Inc.
AMT	Alternative Minimum Tax
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASR	Accelerated share repurchase
ASU	Accounting Standards Update
CCRs	Coal combustion residuals
CAA	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
CPP	Clean Power Plan
CWA	Clean Water Act
DOE	Department of Energy
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
Evergy	Evergy, Inc. and its consolidated subsidiaries
Evergy Board	Evergy Board of Directors
Evergy Companies	Evergy, Westar Energy, and KCP&L, collectively, which are individual registrants within the Evergy consolidated group
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	The Federal Energy Regulatory Commission
FMBs	First mortgage bonds
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
GMO	KCP&L Greater Missouri Operations Company, a wholly-owned subsidiary of Evergy
GPETHC	GPE Transmission Holding Company LLC, a wholly-owned subsidiary of Evergy
Great Plains Energy	Great Plains Energy Incorporated
KCC	State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
KDHE	Kansas Department of Health & Environment
KGE	Kansas Gas and Electric Company, a wholly-owned subsidiary of Westar Energy
King Energy	King Energy, Inc., a wholly-owned subsidiary of Evergy
kWh	Kilowatt hour

Abbreviation or Acronym	Definition

LTISA	Long-Term Incentive and Share Award plan
MEEIA	Missouri Energy Efficiency Investment Act
MMBtu	Millions of British thermal units
Monarch Energy	Monarch Energy Holding, Inc.
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQs	National Ambient Air Quality Standards
NAV	Net Asset Value
NO2	Nitrogen dioxide
NRC	Nuclear Regulatory Commission
PISA	Plant-in service accounting
PM	Particulate matter
Prairie Wind	Prairie Wind Transmission, LLC, 50% owned by Westar Energy
RSU	Restricted share unit
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
TCJA	Tax Cuts and Jobs Act
TCR	Transmission Congestion Rights
TFR	Transmission formula rate
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by GPETHC
WACC	Weighted average cost of capital
VIE	Variable interest entity
Westar Energy	Westar Energy, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
WIIN	Water Infrastructure Improvements for the Nation
Wolf Creek	Wolf Creek Generating Station
WOTUS	Waters of the United States

PART I
ITEM 1. BUSINESS
General
Evergy, Inc., Westar Energy, Inc. and Kansas City Power & Light Company are separate registrants filing this combined annual report on Form 10-K. The terms "Evergy," "Westar Energy," "KCP&L" and "Evergy Companies" are used throughout this report. "Evergy" refers to Evergy, Inc. and its consolidated subsidiaries, unless otherwise indicated. "Westar Energy" refers to Westar Energy, Inc. and its consolidated subsidiaries, unless otherwise indicated. "KCP&L" refers to Kansas City Power & Light Company and its consolidated subsidiaries, unless otherwise indicated. "Evergy Companies" refers to Evergy, Westar Energy, and KCP&L, collectively, which are individual registrants within the Evergy consolidated group.
Information in other Items of this report as to which reference is made in this Item 1 is hereby incorporated by reference in this Item 1. The use of terms such as "see" or "refer to" shall be deemed to incorporate into this Item 1 the information to which such reference is made.
EVERGY, INC.
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

•	KCP&L is an integrated, regulated electric utility that provides electricity to customers primarily in the states of Missouri and Kansas.

•	KCP&L Greater Missouri Operations Company (GMO) is an integrated, regulated electric utility that provides electricity to customers in the state of Missouri.

•
GPE Transmission Holding Company, LLC (GPETHC) owns 13.5% of Transource Energy, LLC (Transource) with the remaining 86.5% owned by AEP Transmission Holding Company, LLC, a subsidiary of American Electric Power Company, Inc. (AEP). Transource is focused on the development of competitive electric transmission projects. GPETHC accounts for its investment in Transource under the equity method.

Westar Energy also owns a 50% interest in Prairie Wind Transmission, LLC (Prairie Wind), which is a joint venture between Westar Energy and affiliates of AEP and Berkshire Hathaway Energy Company. Prairie Wind owns a 108-mile, 345 kV double-circuit transmission line that provides transmission service in the Southwest Power Pool, Inc. (SPP). Westar Energy accounts for its investment in Prairie Wind under the equity method.
Evergy assesses financial performance and allocates resources on a consolidated basis (i.e., operates in one segment). Evergy serves approximately 1,588,300 customers located in Kansas and Missouri. Customers include approximately 1,392,500 residences, 188,700 commercial firms and 7,100 industrials, municipalities and other electric utilities. Evergy is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter.

The table below summarizes the percentage of Evergy's revenues by customer classification.

	2018	2017	2016
Residential	37%	32%	33%
Commercial	32%	28%	29%
Industrial	12%	16%	16%
Wholesale	10%	12%	12%
Transmission	7%	11%	9%
Other	2%	1%	1%
Total	100%	100%	100%
The table below summarizes the percentage of Evergy's retail electricity sales by customer class.

	2018	2017	2016
Residential	37%	32%	33%
Commercial	41%	38%	39%
Industrial	22%	30%	28%
Total	100%	100%	100%
Merger of Great Plains Energy and Westar Energy
Evergy was incorporated in 2017 as Monarch Energy Holding, Inc. (Monarch Energy), a wholly-owned subsidiary of Great Plains Energy Incorporated (Great Plains Energy). Prior to the closing of the merger transactions, Monarch Energy changed its name to Evergy and did not conduct any business activities other than those required for its formation and matters contemplated by the Amended and Restated Agreement and Plan of Merger, dated as of July 9, 2017, by and among Great Plains Energy, Westar Energy, Monarch Energy and King Energy, Inc. (King Energy), a wholly-owned subsidiary of Monarch Energy (Amended Merger Agreement).
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
Westar Energy was determined to be the accounting acquirer in the merger and thus, the predecessor of Evergy. Therefore, Evergy's consolidated financial statements reflect the results of operations of Westar Energy for 2017 and 2016 and the financial position of Westar Energy as of December 31, 2017. The results of Great Plains Energy's direct subsidiaries have been included in Evergy's results of operations from the date of the closing of the merger and thereafter.
See Note 2 to the consolidated financial statements for more information regarding the merger.
Regulation
Westar Energy and KCP&L's Kansas operations are regulated by the State Corporation Commission of the State of Kansas (KCC) and KCP&L's Missouri operations and GMO are regulated by the Public Service Commission of the State of Missouri (MPSC), in each case with respect to retail rates, certain accounting matters, standards of service and, in certain cases, the issuance of securities, certification of facilities and service territories. The Evergy

Companies are also subject to regulation by The Federal Energy Regulatory Commission (FERC) with respect to transmission, wholesale sales and rates, and other matters. Evergy has a 94% ownership interest in Wolf Creek Generating Station (Wolf Creek), which is subject to regulation by the Nuclear Regulatory Commission (NRC) with respect to licensing, operations and safety-related requirements.
The table below summarizes the rate orders in effect for Westar Energy's, KCP&L's and GMO's retail rate jurisdictions.

	Regulator	Allowed Return on Equity	Rate-Making Equity Ratio	Effective Date
Westar Energy	KCC	9.3%	51.46%	September 2018
KCP&L Kansas	KCC	9.3%	49.09%	December 2018
KCP&L Missouri	MPSC	(a)	(a)	December 2018
GMO	MPSC	(a)	(a)	December 2018
(a) KCP&L's and GMO's current MPSC rate order does not contain an allowed return on equity or rate-making equity ratio.
Evergy expects its Kansas and Missouri jurisdictional retail revenues to be approximately 60% and 40%, respectively, based on historical averages of Westar Energy's, KCP&L's and GMO's retail revenues.
See Item 7 MD&A, Critical Accounting Policies section, and Note 5 to the consolidated financial statements for additional information concerning regulatory matters.
Competition
Missouri and Kansas continue to operate on the fully integrated and regulated retail utility model. As a result, the Evergy Companies do not compete with others to supply and deliver electricity in their franchised service territories in exchange for agreeing to have their terms of service regulated by state regulatory bodies. If Missouri or Kansas were to pass and implement legislation authorizing or mandating retail choice, Evergy may no longer be able to apply regulated utility accounting principles to deregulated portions of its operations which may require a surcharge to recover certain costs from legacy customers or could lead to a write off of certain regulatory assets and liabilities.
Evergy competes in the wholesale market to sell power in circumstances when the power it generates is not required for retail customers in its service territory. This competition primarily occurs within the SPP Integrated Marketplace, in which Westar Energy, KCP&L and GMO are participants. This marketplace determines which generating units among market participants should run, within the operating constraints of a unit, at any given time for maximum regional cost-effectiveness.
The SPP Integrated Marketplace is similar to other Regional Transmission Organization (RTO) or Independent System Operator (ISO) markets currently operating in other regions of the United States.
Power Supply
Evergy has approximately 14,500 MWs of owned generating capacity and renewable purchased power agreements. Evergy's owned generation and purchased power from others, as a percentage of total MWhs generated and purchased, was approximately 71% and 29%, respectively, for 2018. Evergy purchases power to meet its customers' needs, to satisfy firm power commitments or to meet renewable energy standards. Management believes Evergy will be able to meet its future purchased power demands due to the coordination of planning and operations in the SPP region and existing power purchase agreements; however, price and availability of power purchases may be impacted during periods of high demand.

Evergy's total capacity by fuel type, including both owned generating capacity and purchased power agreements, is detailed in the table below.

Fuel Type	Estimated MW Capacity	Percent of Total Capacity
Coal	5,890	40%
Natural gas and oil	3,991	27
Wind (a)	3,442	24
Uranium	1,104	8
Solar, landfill gas and hydroelectric (b)	75	1
Total capacity	14,502	100%
(a)MWs are based on nameplate capacity of the wind facility. Includes owned generating capacity of 579 MWs and long-term power purchase agreements of approximately 2,863 MWs of wind generation that expire in 2028 through 2048.
(b) Includes a long-term power purchase agreement for approximately 66 MWs of hydroelectric generation that expires in 2023.
Evergy's projected peak summer demand for 2019 is approximately 10,350 MWs. Evergy expects to meet its projected capacity requirements for the foreseeable future with its existing generation assets and power and capacity purchases.
Westar Energy, KCP&L and GMO are members of the SPP. The SPP is a FERC-approved RTO with the responsibility to ensure reliable power supply, adequate transmission infrastructure and competitive wholesale electricity prices in the region. As SPP members, Westar Energy, KCP&L and GMO are required to maintain a minimum reserve margin of 12%. This net positive supply of capacity is maintained through generation asset ownership, capacity agreements, power purchase agreements and peak demand reduction programs. The reserve margin is designed to support reliability of the region's electric supply.
Fuel
The fuel sources for Evergy's owned generation and purchased power agreements are coal, wind and other renewable sources, uranium and natural gas and oil. The actual 2018 fuel mix and fuel cost in cents per net kilowatt hour (kWh) delivered are outlined in the following table and include full-year 2018 amounts for Westar Energy, KCP&L and GMO.

		Fuel cost in cents per
	Fuel Mix(a)	net kWh delivered
	Actual	Actual
Fuel	2018	2018
Coal	55%	$2.13
Wind, hydroelectric, landfill gas and solar(b)	23	0.01
Uranium	17	0.61
Natural gas and oil	5	3.81
Total	100%	$1.78
(a) Fuel mix based on percent of net MWhs generated by owned resources and delivered under purchased power agreements.
(b) Fuel cost in cents per net kWh delivered does not include purchased power costs associated with renewable purchased power agreements. The actual 2018 fuel and purchased power cost in cents per net kWh delivered for wind, hydroelectric, landfill gas and solar was $2.87.

Coal
During 2019, Evergy's generating units, including jointly-owned units, are projected to burn approximately 18 million tons of coal. Westar Energy, KCP&L and GMO have entered into coal-purchase contracts with various suppliers in Wyoming's Powder River Basin (PRB), the nation's principal supply region of low-sulfur coal, and with local suppliers. The coal to be provided under these contracts is expected to satisfy approximately 80% of the projected coal requirements for 2019 and approximately 55% for 2020. The remainder of the coal requirements is expected to be fulfilled through entering into additional contracts or spot market purchases.
Westar Energy, KCP&L and GMO have also entered into rail transportation contracts with various railroads to transport coal from the PRB and local suppliers to their generating units. The transportation services to be provided under these contracts are expected to satisfy almost all of the projected transportation requirements for 2019 and 2020. The contract rates adjust for changes in railroad costs.
Nuclear Fuel
Westar Energy and KCP&L each owns 47% of Wolf Creek, which is Evergy's only nuclear generating unit. Wolf Creek purchases uranium and has it processed for use as fuel in its reactor. This process involves conversion of uranium concentrates to uranium hexafluoride, enrichment of uranium hexafluoride and fabrication of nuclear fuel assemblies. The owners of Wolf Creek have on hand or under contract all of the uranium, uranium enrichment and conversion services needed to operate Wolf Creek through March 2027. The owners also have under contract all of the uranium fabrication required to operate Wolf Creek through September 2025.
Natural Gas
Natural gas accounted for approximately 8% of the total MMBtu of fuel consumed and approximately 14% of total fuel expense in 2018. From time to time, Evergy may enter into contracts, including the use of derivatives, in an effort to manage the cost of natural gas. For additional information about our exposure to commodity price risks, see Item 7A., Quantitative and Qualitative Disclosures About Market Risk.
Westar Energy maintains natural gas transportation arrangements with Kansas Gas Service and Southern Star Central Gas Pipeline. The Kansas Gas Service agreement has historically expired on April 30 of each year and is renegotiated for an additional one-year term.
Environmental Matters
There have been political, legal and regulatory efforts to influence climate change, such as efforts to reduce greenhouse gas emissions (GHG), impose a tax on emissions and create incentives for low-carbon generation and energy efficiency. These efforts, and climate change itself, have the potential to adversely affect the Evergy Companies' results of operations, financial position and cash flows. See Part I, Item 1A, Risk Factors, for additional information.
The Evergy Companies have taken, and will continue to take, proactive measures to mitigate the impact of climate change on its businesses. For example, the Evergy Companies regularly conduct preparedness exercises for a variety of disruptive events, including storms, which may become more frequent or intense due to climate change. In addition, the Evergy Companies have invested, and will continue to invest, in grid resiliency. Much of the Evergy Companies' infrastructure is aged, and grid resiliency efforts include building additional transmission and distribution lines, replacing aged infrastructure and proactively managing the vegetation that can damage systems during severe weather. The Evergy Companies also monitor water conditions at their generating facilities, and focus on water conservation at these facilities to address resource depletion.
The Evergy Companies are committed to a long-term strategy to reduce carbon emissions in a cost-effective and reliable manner. Public attention is currently focused on reducing emissions and closing coal-fired generating units. Diversity of fuel supply has historically proven to provide benefits in terms of cost and reliability. In addition, the Evergy Companies must ensure that they prudently utilize the generation assets that regulators have allowed the Evergy Companies to include in rates and avoid "stranding" assets by prematurely closing facilities. The Evergy Companies use an integrated resource plan, which is a detailed analysis that estimates factors that influence the future supply and demand for electricity. The integrated resource plan considers forecasts of future electricity demand, fuel prices, transmission improvements, new generating capacity, integration of renewables, energy storage, energy efficiency and demand response initiatives. Strategies that the Evergy Companies have pursued include:

•	retiring fossil fuel generation;

•	developing renewable energy facilities;

•	collaborating with regulators to offer customers the opportunity to procure electricity produced with renewable resources; and

•	investing in customer energy efficiency programs.
The Evergy Companies are also committed to transparency. On its website, www.evergyinc.com, Evergy provides quantitative and qualitative data regarding various environmental, social and governance matters, including information related to emissions, waste and water. The content of the website and report is not incorporated into this filing.
See Note 14 to the consolidated financial statements for information regarding environmental matters.
WESTAR ENERGY, INC.
Westar Energy, a Kansas corporation incorporated in 1924 and headquartered in Topeka, Kansas, is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity. Westar Energy serves approximately 711,600 customers located in central and eastern Kansas. Customers include approximately 620,200 residences, 86,800 commercial firms, and 4,600 industrials, municipalities and other electric utilities. Westar Energy's retail revenues averaged approximately 76% of its total operating revenues over the last three years. Wholesale firm power, bulk power sales, transmission and miscellaneous electric revenues accounted for the remainder of Westar Energy's revenues. Westar Energy is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter.
KANSAS CITY POWER & LIGHT COMPANY
KCP&L, a Missouri corporation incorporated in 1922 and headquartered in Kansas City, Missouri, is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity. KCP&L serves approximately 549,900 customers located in western Missouri and eastern Kansas. Customers include approximately 485,300 residences, 62,600 commercial firms, and 2,000 industrials, municipalities and other electric utilities. KCP&L's retail revenues averaged approximately 92% of its total operating revenues over the last three years. Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of KCP&L's revenues. KCP&L is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter. Missouri and Kansas jurisdictional retail revenues for KCP&L averaged approximately 57% and 43%, respectively, of total retail revenues over the last three years.
Employees
At December 31, 2018, the Evergy Companies had 4,832 employees, including 2,652 represented by five local unions of the International Brotherhood of Electrical Workers (IBEW). Evergy also has a 94% ownership share in Wolf Creek, which has 889 employees, including 495 represented by a local union of the IBEW and a local union of the United Government Security Officers of America (UGSOA). Westar Energy has labor agreements with IBEW Locals 304 and 1523 (expires June 30, 2021). KCP&L has labor agreements with IBEW Local 1613, representing clerical employees (expires March 31, 2021), with IBEW Local 1464, representing transmission and distribution workers (expires January 31, 2021), and with IBEW Local 412, representing power plant workers (expires February 28, 2021). Wolf Creek has labor agreements with IBEW Local 225 (expires September 20, 2021) and UGSOA Local 252 (expires July 31, 2020).

Executive Officers
Set forth below is information relating to the executive officers of Evergy, Inc. Each executive officer holds the same position with each of Westar Energy, Inc., Kansas City Power & Light Company, Kansas Gas and Electric Company and KCP&L Greater Missouri Operations Company as he or she does with Evergy, Inc. Executive officers serve at the pleasure of the board of directors. There are no family relationships among any of the executive officers, nor any arrangements or understandings between any executive officer and other persons pursuant to which he or she was appointed as an executive officer.

Name	Age	Current Position(s)	Year First Assumed an Officer Position*
Terry Bassham (a)	58	President and Chief Executive Officer	2005
Kevin E. Bryant (b)	43	Executive Vice President and Chief Operating Officer	2006
Gregory A. Greenwood (c)	53	Executive Vice President, Strategy and Chief Administrative Officer	2003
Anthony D. Somma (d)	55	Executive Vice President and Chief Financial Officer	2006
Jerl L. Banning (e)	57	Senior Vice President and Chief People Officer	2010
Heather A. Humphrey (f)	48	Senior Vice President, General Counsel and Corporate Secretary	2010
Charles A. Caisley (g)	45	Senior Vice President, Marketing and Public Affairs and Chief Customer Officer	2011
Steven P. Busser (h)	50	Vice President - Risk Management and Controller	2014

*	Denotes the year in which the individual first assumed an officer position with any of Great Plains Energy, Westar Energy, KCP&L, KGE or GMO.

(a)
Mr. Bassham was appointed President and Chief Executive Officer of Evergy, Inc. in June 2018. Mr. Bassham served as Chairman of the Board of Great Plains Energy (2013-2018), and had served as Chief Executive Officer of Great Plains Energy, KCP&L and GMO since 2012. He has served as President of each company since 2011. He previously served as President and Chief Operating Officer of Great Plains Energy, KCP&L and GMO (2011-2012) and as Executive Vice President - Utility Operations of KCP&L and GMO (2010-2011). He was Executive Vice President - Finance and Strategic Development and Chief Financial Officer of Great Plains Energy (2005-2010) and of KCP&L and GMO (2009-2010).

(b)
Mr. Bryant was appointed Executive Vice President and Chief Operating Officer of Evergy, Inc. in June 2018. Mr. Bryant previously served as Senior Vice President - Finance and Strategy and Chief Financial Officer of Great Plains Energy, KCP&L and GMO (2015-2018). He previously served as Vice President - Strategic Planning of Great Plains Energy, KCP&L and GMO (2014). He served as Vice President - Investor Relations and Strategic Planning and Treasurer of Great Plains Energy, KCP&L and GMO (2013). He served as Vice President - Investor Relations and Treasurer of Great Plains Energy, KCP&L and GMO (2011-2013). He was Vice President - Strategy and Risk Management of KCP&L and GMO (2011) and Vice President - Energy Solutions of KCP&L (2006-2011) and GMO (2008-2011).

(c)
Mr. Greenwood was appointed Executive Vice President, Strategy and Chief Administrative Officer of Evergy, Inc. in June 2018. Mr. Greenwood previously served in the following officer roles for Westar Energy: Senior Vice President, Strategy (2011-2018); Vice President, Major Construction Projects (2006-2011); and Treasurer (2003-2006). Mr. Greenwood also served in the following roles for Westar Energy: Executive/Senior Director, Corporate Finance (1999-2003); Director, Financial Strategy and Acting Director, Internal Audit (1999-2000); and Director, Financial Strategy (1998-1999). Mr. Greenwood joined Westar Energy in 1993.

(d)
Mr. Somma was appointed Executive Vice President and Chief Financial Officer of Evergy, Inc. in June 2018. Mr. Somma previously served as Senior Vice President, Chief Financial Officer and Treasurer (2011-2018) for Westar Energy, after having been appointed as Treasurer in 2006 and Vice President in 2009. He also served as Executive Director, Generation (2004-2006), Executive Director, Finance (1998-1999) and Director, Corporate Strategy (1996-1998) of Westar Energy, after having joined the company in 1994. From 1999 to 2004, Mr. Somma served in various leadership roles with a former affiliate of Westar Energy, including Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary.

(e)
Mr. Banning was appointed Senior Vice President and Chief People Officer of Evergy, Inc. in June 2018. Mr. Banning previously served in the following officer roles for Westar Energy: Senior Vice President, Operations Support and Administration (2015-2018); Vice President, Human Resources and IT (2014); and Vice President, Human Resources (2010- 2013). Mr. Banning also served as Executive Director of Human Resources for Westar Energy (2008-2010).

(f)
Ms. Humphrey was appointed Senior Vice President, General Counsel and Corporate Secretary of Evergy, Inc. in June 2018. Ms. Humphrey previously served as Senior Vice President - Corporate Services and General Counsel of Great Plains Energy, KCP&L and GMO (2016-2018). She previously served as General Counsel (2010-2016) and Senior Vice President - Human Resources of Great Plains Energy, KCP&L and GMO (2012-2016). She served as Vice President - Human Resources of Great Plains Energy, KCP&L and GMO (2010-2012). She was Senior Director of Human Resources and Interim General Counsel of Great Plains Energy, KCP&L and GMO (2010) and Managing Attorney of KCP&L (2007-2010).

(g)
Mr. Caisley was appointed Senior Vice President, Marketing and Public Affairs and Chief Customer Officer of Evergy, Inc. in June 2018. Mr. Caisley served as Vice President - Marketing and Public Affairs of Great Plains Energy, KCP&L and GMO (2011-2018). He was Senior Director of Public Affairs (2008-2011) and Director of Governmental Affairs of KCP&L (2007-2008).

(h)
Mr. Busser was appointed Vice President - Risk Management and Controller of Evergy, Inc. in June 2018. Mr. Busser was appointed Vice President - Risk Management and Controller of Great Plains Energy, KCP&L and GMO in 2016. He previously served as Vice President - Business Planning and Controller of Great Plains Energy, KCP&L and GMO (2014-2016). He served as Vice President - Treasurer of El Paso Electric Company (2011-2014). Prior to that, he served as Vice President - Treasurer and Chief Risk Officer (2006-2011) and Vice President - Regulatory Affairs and Treasurer (2004-2006) of El Paso Electric Company.

ITEM 1A. RISK FACTORS
Utility Regulatory Risks:
Prices are subject to regulatory review and may not prove adequate to recover costs or provide a fair return.
The prices that the Evergy Companies are allowed to charge their customers significantly influence their results of operations, financial position and cash flows.  These prices are subject to the determination, in large part, of governmental entities, including the MPSC, KCC and FERC.
In general, utilities are allowed to recover costs (including a reasonable return on invested capital) that were prudently incurred to provide utility service.  There can be no assurance, however, that regulators will determine such costs to have been prudently incurred. Further, the amounts approved by the regulators may not be sufficient to allow for a recovery of costs or provide for an adequate return on and of capital investments. Also, amounts that were approved by regulators may be modified, limited or eliminated by regulatory or legislative actions. Any decisions made by these regulators could have a material adverse effect on the results of operations, financial condition and cash flows of Evergy and its utility subsidiaries.
The Evergy Companies are also exposed to cost-recovery shortfalls due to the inherent "regulatory lag" in the rate-setting process. This is because utility rates are generally based on historical information and, except for certain situations where regulators allow for recovery of expenses through use of a formula that tracks costs, are not subject to adjustment between rate cases. In connection with the merger, Westar Energy and KCP&L agreed to a five-year base rate moratorium in Kansas beginning in December 2018. See Note 2 to the consolidated financial statements for additional information. In addition, effective as of January 1, 2019, KCP&L and GMO elected into plant-in service accounting (PISA), which, by law, requires each company to keep base rates constant for three years following KCP&L's and GMO's last general rate case. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Executive Summary for additional information on PISA. These and other factors may result in under-recovery of costs or failure to earn the authorized return on investment, or both.
Failure to timely recover the full investment costs of capital projects, the impact of renewable energy and energy efficiency programs, other utility costs and expenses due to regulatory disallowances, regulatory lag or other factors could lead to lowered credit ratings, reduced access to capital markets, increased financing costs, lower flexibility due to constrained financial resources and increased collateral security requirements or reductions or delays in planned capital expenditures.  In response to competitive, economic, political, legislative, public perception and regulatory pressures, Evergy and its utility subsidiaries may be subject to rate moratoriums, rate refunds, limits on rate increases, lower allowed returns on investments or rate reductions, including phase-in plans designed to spread the impact of rate increases over an extended period for the benefit of customers. Any of these results could have a material adverse effect on the results of operations, financial condition and cash flows of the Evergy Companies.
Regulatory requirements regarding utility operations may increase costs and may expose the Evergy Companies to compliance penalties or adverse rate consequences.
FERC, the North American Electric Reliability Corporation (NERC) and SPP have implemented and enforce an extensive set of transmission system reliability, cybersecurity and critical infrastructure protection standards that apply to public utilities.  The MPSC and KCC have the authority to implement utility operational standards and requirements, such as vegetation management standards, facilities inspection requirements and quality of service standards.  In addition, Evergy is also subject to health, safety and other requirements enacted by the Occupational Safety and Health Administration, the Department of Transportation, the Department of Labor and other federal and state agencies.  As discussed more fully under "Operational Risks," the NRC extensively regulates nuclear power plants, including Wolf Creek. The costs of complying with existing, new or modified regulations, standards and other requirements could have a material adverse effect on the results of operations, financial position and cash flows of the Evergy Companies.  In addition, failure to meet quality of service, reliability, cybersecurity, critical infrastructure protection, operational or other standards and requirements could expose the Evergy Companies to penalties, additional compliance costs or adverse rate consequences, any of which could have a material adverse impact on their results of operations, financial position and cash flows.
Environmental Risks:
Costs to comply with environmental laws and regulations, including those relating to GHG emissions, are and may continue to be significant and may adversely impact operations and financial results.
The Evergy Companies are subject to extensive and frequently changing federal, state and local environmental laws, regulations and permit requirements relating to air and water quality, waste management and hazardous substance disposal, protected natural resources (such as wetlands, endangered species and other protected wildlife) and health and safety.  For example, Westar Energy, KCP&L and GMO combust large amounts of fossil fuels in the production of electricity, which results in significant emissions of carbon dioxide (CO2) and other GHGs. Federal legislation regulates the emission of GHGs and numerous states and regions have adopted programs to stabilize or reduce GHG emissions. The Environmental Protection Agency (EPA), the Kansas Department of Health and Environment (KDHE) and the Missouri Department of Natural Resources (MDNR) regulate emissions under the Clean Air Act Amendments of 1990 (CAA), water under the Clean Water Act (CWA) and waste under the Resource Conservation and Recovery Act (RCRA), among other laws and regulations. See Note 14 to the consolidated financial statements for additional information.
Compliance with these laws, regulations and requirements entails significant capital and operating resources, and the failure to comply could result in the imposition of substantial penalties, including fines, injunctive relief and other sanctions.  In addition, there is a risk of lawsuits alleging violations of environmental laws, regulations or requirements, claiming creation of a public nuisance or other matters, and seeking injunctions or monetary damages or other relief. Certain federal courts have held that state and local governments and private parties have standing to bring climate change tort suits seeking company-specific emission reductions and damages.
Environmental permits are subject to periodic renewal, which may result in more stringent permit conditions and limits.  New facilities, or modifications of existing facilities, may require new environmental permits or amendments to existing permits.  Delays in the environmental permitting process, public opposition and challenges, denials of permit applications, limits or conditions imposed in permits and the associated uncertainty may materially adversely affect the cost and timing of projects, and thus materially adversely affect the results of operations, financial position and cash flows of the Evergy Companies. In addition, compliance with environmental laws, regulations and requirements could alter the way assets are managed, which in turn could result in retiring assets earlier than expected, recording asset retirement obligations (AROs) or having a regulator disallow recovery of costs that had been prudently incurred in connection with those assets.
Costs of compliance with environmental laws, regulations and requirements, or fines, penalties or negative lawsuit outcomes, if not recovered in rates from customers, could have a material adverse effect on the results of operations, financial position and cash flows of the Evergy Companies.
Financial Risks:
Financial market disruptions or declines in the Evergy Companies' credit ratings may increase financing costs and/or limit access to the credit markets, which may adversely affect liquidity and results.
The Evergy Companies rely on internally generated cash, access to capital markets and short-term credit to fund capital expenditures and for working capital and liquidity. Disruption in capital markets, increases in interest rates, deterioration in the financial condition of the financial institutions on which the Evergy Companies rely, any credit rating downgrade or any decrease in the market price of Evergy's common stock could have material adverse effects on the Evergy Companies.  These effects could include, among others: reduced access to capital and increased cost of borrowed funds; dilution resulting from equity issuances at reduced prices; changes in the type and/or increases in the amount of collateral or other credit support obligations required to be posted with contractual counterparties; increased nuclear decommissioning trust and pension and other post-retirement benefit plan funding requirements; reduced ability to pay dividends or repurchase shares of Evergy common stock; rate case disallowance of costs of capital; reductions in or delays of capital expenditures; limitation in or the ability of Evergy to provide credit support for its subsidiaries.  Further, Westar Energy and KCP&L have outstanding tax-exempt bonds that may be put back to the respective issuer at the option of the holder. In addition, market disruption and volatility could have an adverse impact on Evergy's lenders, suppliers and other counterparties or customers, causing them to fail to meet their obligations.
Evergy's holding company structure could limit its ability to pay dividends on its common stock and to service its debt obligations.
Evergy is a holding company with no significant operations of its own.  The primary source of funds for payment of dividends to its shareholders and its other financial obligations is dividends paid to it by its direct subsidiaries, particularly Westar Energy, KCP&L and GMO.  Evergy's subsidiaries are separate legal entities and have no obligation to provide Evergy with funds. The ability of Evergy's subsidiaries to pay dividends or make other distributions, and accordingly, Evergy's ability to pay dividends on its common stock and meet its financial obligations, principally depends on the earnings and cash flows, capital requirements and general financial position of its subsidiaries, as well as regulatory factors, financial covenants, general business conditions and other matters.
In addition, the Evergy Companies are subject to certain corporate and regulatory restrictions and financial covenants that could affect their ability to pay dividends.  Under the Federal Power Act, Westar Energy, KCP&L and GMO generally can pay dividends only out of retained earnings. In connection with approval of the merger in Missouri, each of KCP&L and GMO agreed to not pay dividends to Evergy if its credit rating falls below BBB- for S&P Global Ratings or Baa3 for Moody's Investor Services. In connection with approval of the merger in Kansas, each of Westar Energy and KCP&L agreed to not pay dividends to Evergy if (i) the payment would result in an increase in the utility's debt level (excluding short-term debt and debt due within one year) above 60 percent of its total capitalization, absent approval from the KCC or (ii) if its credit rating falls below BBB- for S&P Global Ratings or Baa3 for Moody's Investor Services. As described elsewhere in this Form 10-K, the Evergy Companies are parties to various financing agreements that contain requirements to maintain a certain financial condition that could restrict the amount of dividends the Evergy Companies are permitted to pay, such as maintaining a consolidated indebtedness to consolidated total capitalization ratio of not more than 0.65 to 1.00. Evergy cannot guarantee dividends will be paid in the future or that, if paid, dividends will be at the same amount or with the same frequency as in the past.

In addition, from time to time Evergy has and may guarantee debt obligations of its subsidiaries. Under the financing agreements to which Evergy is a party, a guarantee of debt may be considered indebtedness for purposes of complying with financial covenants that dictate the extent to which Evergy can borrow money, and any guarantee payments could adversely affect Evergy's liquidity and ability to service its own debt obligations.
Increasing costs associated with defined benefit retirement and postretirement plans, health care plans and other employee benefits could adversely affect Evergy's financial position and liquidity.
A substantial number of Evergy's and Wolf Creek's employees participate in defined benefit retirement and other post-retirement plans.  Former employees also have accrued benefits in defined benefit retirement and other post-retirement plans.  The costs of these plans depend on a number of factors, including the rates of return on plan assets, the level and nature of the provided benefits, discount rates, the interest rates used to measure required minimum funding levels, changes in benefit design, changes in laws or regulations and the amount of any required or voluntary contributions to the plans.  The Evergy Companies have substantial unfunded liabilities under these plans.  Also, if the rate of retirements exceeds planned levels, if these plans experience adverse market returns on investments or if interest rates materially fall, required or voluntary contributions to the plans could be material.  In addition, changes in accounting rules and assumptions related to future costs, returns on investments, interest rates and other actuarial assumptions, including projected retirements, could have a significant adverse impact on the results of operations, financial position and cash flows of the Evergy Companies.
The costs of providing health care benefits to employees and retirees have increased in recent years and may continue to rise in the future. Future legislative changes related to health care could also cause significant changes to benefit programs and costs. The increasing costs associated with health care plans could have a significant adverse impact on the results of operations, financial position and cash flows of the Evergy Companies.
The use of derivative contracts in the normal course of business could result in losses that could negatively impact the results of operations, financial position and cash flows of the Evergy Companies.
The Evergy Companies use derivative instruments, such as swaps, options, futures and forwards, to manage commodity and financial risks.  Losses could be recognized as a result of volatility in the market values of these contracts, if a counterparty fails to perform or if the underlying transactions, which the derivative instruments are intended to hedge, fail to materialize.  In the absence of actively quoted market prices and pricing information from external sources, the valuation of these financial instruments can involve management's judgment or the use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.
Tax legislation and an inability to utilize tax credits could adversely impact the financial results and liquidity of the Evergy Companies.
Major tax legislation, known as the Tax Cuts and Jobs Act (TCJA), was signed into law in December 2017. The TCJA significantly reforms the Internal Revenue Code of 1986, as amended (IRC), and is generally effective January 1, 2018. The TCJA contains significant changes to federal corporate income taxation, including reducing the federal corporate income tax rate from 35% to 21%, limiting the deduction for net operating losses, eliminating net operating loss carrybacks and eliminating the use of bonus depreciation on new capital investments. The TCJA reduced revenues and internally generated cash flows due to the reduced collection of taxes in customer prices, which could adversely affect the financial results, liquidity and credit ratings of the Evergy Companies. There may be other material adverse effects of the legislation, such as causing a reduction in deferred income tax assets, and the financial results and liquidity of Evergy could be adversely affected by the TCJA.
Over the last several years, income tax obligations have been reduced due to the continued use of bonus depreciation provisions that allow for an acceleration of deductions for tax purposes and IRS guidance on tax deductions for repairs. Although the TCJA expands bonus depreciation in general, it eliminates bonus depreciation for regulated utilities on new capital investments. The Evergy Companies regularly assess their future ability to utilize tax benefits, including those in the form of net operating loss, tax credit and other tax carryforwards, that are recorded as deferred income tax assets on its balance sheets to determine whether a valuation allowance is necessary. A reduction in, or disallowance of, these tax benefits resulting from a legislative change or adverse determination by a taxing jurisdiction could have an adverse impact on the financial results and liquidity of the

Evergy Companies. Additionally, changes in corporate tax rates or policy changes, such as those resulting from the TCJA, as well as any inability to generate enough taxable income in the future to utilize all tax benefits before they expire, could have an adverse impact on the financial results and liquidity of the Evergy Companies.
In addition, the Evergy Companies operate wind farms that generate production tax credits that reduce federal income tax obligations. The amount of production tax credits is dependent on the level of electricity output generated by wind farms and the applicable tax credit rate. A variety of operating and economic parameters, including transmission constraints, adverse weather conditions and breakdown or failure of equipment, could significantly reduce the production tax credits generated by these wind farms, which could have an adverse impact on the financial results of the Evergy Companies.
Customer and Weather-Related Risks:
The results of operations, financial position and cash flows of Evergy can be materially affected by changes in customer electricity consumption.
Change in customer behaviors in response to energy efficiency programs, changing conditions and preferences or changes in the adoption of technologies could affect the consumption of energy by customers. Federal and state programs exist to influence the way customers use energy and regulators have mandates to promote energy efficiency. Conservation programs and customers' level of participation in the programs could impact the financial results of the Evergy Companies in adverse ways.
Technological advances, energy efficiency and other energy conservation measures have reduced and will continue to reduce customer electricity consumption. The Evergy Companies generate electricity at central station power plants to achieve economies of scale and produce electricity at a competitive cost. Self-generation and distributed generation technologies, including microturbines, wind turbines, fuel cells and solar cells, as well as those related to the storage of energy produced by these systems, have become competitive with the manner and price at which the Evergy Companies sell electricity. There is also a perception that generating or storing electricity through these technologies is more environmentally friendly than generating electricity with fossil fuels. Increased adoption of these technologies could reduce electricity demand and the pool of customers from whom fixed costs are recovered, resulting in under recovery of the fixed costs of the Evergy Companies. Increased self-generation and the related use of net energy metering, which allows self-generating customers to receive bill credits for surplus power, could put upward price pressure on remaining customers. If the Evergy Companies are unable to adjust prices to reflect reduced electricity demand and increased self-generation and net energy metering, their financial condition and results of operations could be adversely affected.
Changes in customer electricity consumption due to sustained financial market disruptions, downturns or sluggishness in the economy or other factors may also adversely affect the results of operations, financial position and cash flows of the Evergy Companies.
Weather is a major driver of the results of operations, financial position and cash flows of the Evergy Companies and the Evergy Companies are subject to risks associated with climate change.
Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities.  The Evergy Companies are significantly impacted by seasonality, and, due to energy demand created by air conditioning load, highest revenues are typically recorded in the third quarter. Unusually mild winter or summer weather can adversely affect sales.  In addition, severe weather and events, including tornados, snow, fire, rain, flooding and ice storms, can be destructive, causing outages and property damage that can potentially result in additional expenses, lower revenues and additional capital restoration costs.  Storm reserves established by the Evergy Companies may be insufficient to cover these increased costs, and rates may not always be adjusted timely and adequately to reflect these increased costs. Additionally, because many of the Evergy Companies' generating stations utilize water for cooling, low water and flow levels can increase maintenance costs at these stations, result in limited power production and require modifications to plant operations.  High water conditions can also impair planned deliveries of fuel to generating stations operated by the Evergy Companies. Climate change may produce more frequent or severe weather events, such as storms, droughts or floods and could also impact the economic health of Evergy's service territories. An increase in the frequency or severity of extreme weather events or a deterioration in the economic health of Evergy's service territories could have a material adverse effect on the results of operations, financial position and cash flows of the Evergy Companies.
In addition, political, legal and regulatory efforts to influence climate change, such as efforts to reduce GHG emissions, impose a tax on emissions and create incentives for low-carbon generation and energy efficiency, could result in reduced sales and require significant costs to respond to such efforts. These efforts could also result in the early retirement of generation facilities, which could result in stranded costs if regulators disallow full recovery of investments that were prudent when originally made. Any of the foregoing could adversely affect the results of operations, financial position and cash flows of the Evergy Companies.
Operational Risks:
Operational risks may adversely affect the results of operations, financial position and cash flows of the Evergy Companies.
The operation of electric generation, transmission, distribution and information systems involves many risks, including breakdown or failure of equipment; aging infrastructure; operator error or contractor or subcontractor failure; problems that delay or increase the cost of returning facilities to service after outages; limitations that may be imposed by equipment conditions or environmental, safety or other regulatory requirements; fuel supply or fuel transportation reductions or interruptions; labor disputes; difficulties with the implementation or operation of information systems; transmission scheduling constraints; and catastrophic events such as fires, floods, droughts, explosions, terrorism, severe weather or other similar occurrences. Many of the Evergy Companies' generation, transmission and distribution resources are aged, which increases the risk of unplanned outages, reduced generation output and higher maintenance expense.  Any equipment or system outage or constraint can, among other things, reduce sales, increase costs and affect the ability to meet regulatory service metrics, customer expectations and regulatory reliability and security requirements.
The Evergy Companies have general liability and property insurance to cover a portion of their facilities, but such policies do not cover transmission or distribution systems, are subject to certain limits and deductibles and do not include business interruption coverage.  Insurance coverage may not be available in the future at reasonable costs or on commercially reasonable terms, and the insurance proceeds received for any loss of, or any damage to, any facilities may not be sufficient to restore the loss or damage.
These and other operating events may reduce revenues or increase costs, or both, and may materially affect the results of operations, financial position and cash flows of the Evergy Companies.
Physical and cybersecurity breaches, criminal activity, terrorist attacks and other disruptions to facilities or information technology infrastructure could interfere with operations, expose the Evergy Companies or their customers or employees to a risk of loss, expose the Evergy Companies to legal or regulatory liability and cause reputational and other harm.
The Evergy Companies rely upon information technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including the generation, transmission and distribution of electricity, supply chain functions and the invoicing and collection of payments from customers. The Evergy Companies also use information technology networks and systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with financial reporting, legal and tax requirements. These networks and systems are in some cases owned or managed by third-party service providers. In the ordinary course of business, the Evergy Companies collect, store and transmit sensitive data including operating information, proprietary business information and personal information belonging to customers and employees.
The Evergy Companies' information technology networks and infrastructure, as well as the networks and infrastructure belonging to third-party service providers that the Evergy Companies utilize, may be vulnerable to damage, disruptions or shutdowns due to attacks or breaches by hackers or other unauthorized third parties; error or malfeasance by one or more employees or service providers; software or hardware upgrades; additions or replacements; malicious software code; telecommunication failures; natural disasters or other catastrophic events. The occurrence of any of these events could, among other things, impact the reliability or safety of the Evergy Companies' generation, transmission and distribution systems; result in the erasure of data or render the Evergy Companies' equipment, or the equipment of third-party service providers, unusable; impact the Evergy Companies' ability to conduct business in the ordinary course; reduce sales; expose the Evergy Companies and their customers, employees and vendors to a risk of loss or misuse of information; and result in legal claims or proceedings, liability or regulatory penalties, damage the Evergy Companies' reputation or otherwise harm their business. The Evergy Companies can provide no assurance that they will identify and remedy all security or system vulnerabilities or that unauthorized access or error will be identified and remedied.
The Evergy Companies are subject to laws and rules issued by multiple government agencies concerning safeguarding and maintaining the confidentiality of their security, customer and business information. For example, NERC has issued comprehensive regulations and standards surrounding the security of bulk power systems and is continually in the process of developing updated and new requirements with which the utility industry must comply. The NRC also has issued regulations and standards related to the protection of critical digital assets at nuclear power plants. Compliance with NERC and NRC rules and standards, and rules and standards promulgated by other regulatory agencies from time to time or future legislation, will increase the Evergy Companies' compliance costs and their exposure to the potential risk of violations of these rules, standards or future legislation, which includes potential financial penalties. Furthermore, the non-compliance of other utilities with applicable regulations or the occurrence of a serious security event at other utilities could result in increased regulation or oversight, both of which could increase the Evergy Companies' costs and impact their financial results.
Additionally, the Evergy Companies cannot predict the impact that any future information technology or terrorist attack may have on the energy industry in general. The electric utility industry, both within the United States and internationally, has experienced physical and cybersecurity attacks on energy infrastructure such as power plants, substations and related assets in the past, and there will likely be more attacks in the future. The Evergy Companies' facilities could be direct targets or indirect casualties of such attacks. The effects of such attacks could include disruption to the Evergy Companies' generation, transmission and distribution systems or to the electrical grid in general, reduced sales and could increase the cost of insurance coverage or result in a decline in the U.S. economy. Any of the foregoing could have a material adverse impact on the Evergy Companies' operations or financial results.
The cost and schedule of capital projects may materially change and expected performance may not be achieved.
The Evergy Companies' business is capital intensive and regularly includes significant construction projects.  The risks of any capital project include: actual costs may exceed estimated costs; regulators may disallow, limit or delay the recovery of all or part of the cost of, or a return on, a capital project; risks associated with the capital and credit markets to fund projects; delays in receiving, or failure to receive, necessary permits, approvals and other regulatory authorizations; unforeseen engineering problems or changes in project design or scope; the failure of suppliers and contractors to perform as required under their contracts; inadequate availability or increased cost of labor or materials, including commodities such as steel, copper and aluminum that may be subject to uncertain or increased tariffs; inclement weather; new or changed laws, regulations and requirements, including environmental and health and safety laws, regulations and requirements; and other events beyond the Evergy Companies' control may occur that may materially affect the schedule, cost and performance of these projects.
These and other risks could cause the Evergy Companies to defer or limit capital expenditures, materially increase the costs of capital projects, delay the in-service dates of projects, adversely affect the performance of the projects and require the purchase of electricity on the wholesale market, at potentially more expensive prices, until the projects are completed.  Thus, these risks may significantly affect the Evergy Companies' results of operations, financial position and cash flows.

Failure of one or more generation plant co-owners to pay their share of construction or operations and maintenance costs could increase the Evergy Companies' costs and capital requirements.
The Evergy Companies are co-owners of several large generation plants. See Item 2. Properties, for additional information. Failure by any other co-owner to pay its proportionate share of capital and other costs could materially increase the Evergy Companies' share of the costs. Disputes may also arise between co-owners regarding operation of a plant or the sharing of expenses, which could result in legal expenses and damages and adversely impact the Evergy Companies' financial results.
The Evergy Companies are exposed to risks associated with the ownership and operation of a nuclear generating unit, which could adversely impact the Evergy Companies' business and financial results.
Evergy indirectly owns 94% of Wolf Creek, with Westar Energy and KCP&L each owning 47% of the nuclear plant.  The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities, including Wolf Creek.  In the event of non-compliance, the NRC has the authority to impose fines, shut down the facilities, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Additionally, the non-compliance of other nuclear facility operators with applicable regulations or the occurrence of a serious nuclear incident anywhere in the world could result in increased regulation of the nuclear industry. Such events could increase Wolf Creek's costs and impact the financial results of the Evergy Companies or result in a shutdown of Wolf Creek.
An extended outage of Wolf Creek, whether resulting from NRC action, an incident at the plant or otherwise, could have a material adverse effect on the results of operations, financial position and cash flows of the Evergy Companies in the event replacement power and other costs are not recovered through rates or insurance.  If a long-term outage occurred, the state regulatory commissions could reduce rates by excluding the Wolf Creek investment from rate base.  Wolf Creek was constructed prior to 1986 and the age of Wolf Creek increases the risk of unplanned outages and results in higher maintenance costs.
On an annual basis, Westar Energy and KCP&L are required to contribute money to tax-qualified trusts that were established to pay for decommissioning costs at the end of the unit's life. The amount of contributions varies depending on estimates of decommissioning expenses and projected return on trust assets. If the actual return on trust assets is below the projected level or actual decommissioning costs are higher than estimated, Westar Energy and KCP&L could be responsible for the balance of funds required and may not be allowed to recover the balance through rates.
The Evergy Companies are also exposed to other risks associated with the ownership and operation of a nuclear generating unit, including, but not limited to, (i) potential liability associated with the potential harmful effects on the environment and human health resulting from the operation of a nuclear generating unit, (ii) the storage, handling, disposal and potential release (by accident, through third-party actions or otherwise) of radioactive materials and (iii) uncertainties with respect to contingencies and assessments if insurance coverage is inadequate.  Under the structure for insurance among owners of nuclear generating units, Westar Energy and KCP&L are also liable for potential retrospective premium assessments (subject to a cap) per incident at any commercial reactor in the country and losses in excess of insurance coverage.
In addition, Wolf Creek is reliant on a sole supplier for fuel and related services. The supplier has in the past been the subject of Chapter 11 reorganization proceedings, and an extended outage of Wolf Creek could occur if the supplier is not able to perform under its contracts with Wolf Creek. Switching to another supplier could take an extended amount of time and would require NRC approval. An extended outage at Wolf Creek could affect the amount of Wolf Creek investment included in customer rates and could have a material impact on the Evergy Companies' financial results.
The structure of the regional power market in which the Evergy Companies operate could have an adverse effect on their results of operations, financial position and cash flows.
Westar Energy, KCP&L and GMO are members of the SPP regional transmission organization, and each has transferred operational authority (but not ownership) of their transmission facilities to the SPP. The SPP's Integrated Marketplace determines which generating units among market participants should run, within the operating constraints of a unit, at any given time for maximum cost-effectiveness. In the event that Westar Energy's, KCP&L's or GMO's generating units are not among the lowest cost generating units operating within the market, each could experience decreased levels of wholesale electricity sales.
A market for Transmission Congestion Rights (TCR) is also included as part of the Integrated Marketplace. TCRs are financial instruments used to hedge transmission congestion charges. Westar Energy, KCP&L and GMO acquire TCRs for the purpose of hedging against transmission congestion charges. There is a risk that the entities could incorrectly model the amount of TCRs needed, or that the TCRs acquired could be ineffective in hedging against transmission congestion charges, either of which could lead to increased purchased power costs.
The rules governing the various regional power markets, including the SPP, may change from time to time and such changes could impact the costs and revenues of the Evergy Companies.
Litigation Risks:
The outcome of legal proceedings cannot be predicted.  An adverse finding could have a material adverse effect on the Evergy Companies' results of operations, financial position and cash flows.
The Evergy Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  The outcome of these matters cannot be determined, nor, in many cases, can the liability that could potentially result from each case be reasonably estimated.  The liability that the Evergy Companies may incur with respect to any of these cases may be in excess of amounts currently reserved and insured against with respect to such matters and could adversely impact the financial results for the Evergy Companies.
Risks Related to the Merger:
The anticipated benefits of the merger may not be realized.
The Evergy Companies have incurred, and expect to incur additional, significant costs associated with combining the operations of Great Plains Energy and Westar Energy. Additional unanticipated costs may also be incurred in the integration of the businesses of Great Plains Energy and Westar Energy. The Evergy Companies expect the merger to produce various benefits, including, among other things, operating efficiencies and cost savings. However, achieving the anticipated benefits is subject to a number of uncertainties, including:

•	the ability to efficiently and effectively combine operations of the merged companies;

•	general market and economic conditions;

•	general competitive factors in the marketplace; and

•	higher than expected costs required to achieve the anticipated benefits of the merger.
No assurance can be given that these benefits will be achieved or, if achieved, the timing of their achievement. Integration costs could have a material adverse impact on the results of the Evergy Companies, and a failure to achieve the anticipated benefits of the merger could impair Evergy's ability to repurchase shares and its ability to grow its earnings and dividend. In addition, the Evergy Companies may encounter difficulties in integrating the operations of the companies, including inconsistencies in standards, systems and controls, and management's focus and resources may be diverted from ordinary business activities and opportunities in order to focus on integration efforts. Any of the foregoing could have a material adverse effect on the Evergy Companies.
The price of Evergy common stock may experience volatility.
The price of Evergy common stock may be volatile. Some of the factors that could affect the price of Evergy common stock are quarterly increases or decreases in revenue or earnings, changes in revenue or earnings estimates by the investment community, the ability of the Evergy Companies to implement their integration strategy and to realize the expected synergies and other benefits from the merger, the ability of Evergy to implement its share repurchase program and speculation in the press or investment community about the Evergy Companies' financial condition or results of operations. General market conditions and U.S. economic factors and political events unrelated to the performance of the Evergy may also affect Evergy's stock price. For these reasons, shareholders should not rely on historical trends in the price of Great Plains Energy or Westar Energy common stock to predict the price of Evergy's common stock or its financial results.
Capital, credit market conditions or future legislation may adversely impact Evergy's share repurchase program.
Evergy expects to repurchase a significant number of shares over the next several years using a combination of existing cash on the balance sheet, internally generated cash, proceeds from capital markets activities and short-term debt. Disruptions in capital and credit markets, negative credit rating actions and volatility in the market price of Evergy's common stock may make capital more difficult and costlier to obtain, may restrict liquidity and may adversely impact the ability to execute the share repurchase program in a timely or cost-effective manner. Evergy's ability to execute its share repurchase program could also be adversely impacted by the passage of federal legislation prohibiting or significantly restricting the ability of companies to repurchase shares of their own stock.
Evergy has recorded goodwill that could become impaired and adversely affect financial results.
As required by generally accepted accounting principles (GAAP), Evergy recorded a significant amount of goodwill on its balance sheet in connection with completion of the merger. Evergy assesses goodwill for impairment on an annual basis or whenever events or circumstances occur that would indicate a potential for impairment. If goodwill is deemed to be impaired, Evergy may be required to incur material non-cash charges that could materially adversely affect its results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Generation Resources

						Unit Capability (MW) By Owner(a)
Station	Unit No.		Location	Year Completed	Fuel	Westar Energy	KCP&L	GMO	Total Company Generation	Renewable Purchased Power		Total Generation and Renewable Purchased Power
Renewable Generation:
Central Plains			Kansas	2009	Wind	99	—	—	99	—		99
Flat Ridge			Kansas	2009	Wind	50	—	—	50	50	(e)	100
Western Plains			Kansas	2017	Wind	281	—	—	281	—		281
Meridian Way			Kansas	2008	Wind	—	—	—	—	96	(e)	96
Ironwood			Kansas	2012	Wind	—	—	—	—	168	(e)	168
Post Rock			Kansas	2012	Wind	—	—	—	—	201	(e)	201
Cedar Bluff			Kansas	2015	Wind	—	—	—	—	199	(e)	199
Kay Wind			Oklahoma	2015	Wind	—	—	—	—	200	(e)	200
Ninnescah			Kansas	2016	Wind	—	—	—	—	208	(e)	208
Kingman 1			Kansas	2016	Wind	—	—	—	—	103	(e)	103
Kingman 2			Kansas	2016	Wind	—	—	—	—	103	(e)	103
Rolling Meadows			Kansas	2010	Landfill Gas	—	—	—	—	6	(e)	6
Hutch Solar			Kansas	2017	Solar	—	—	—	—	1	(e)	1
Cimarron II			Kansas	2012	Wind	—	—	—	—	131	(f)	131
Spearville 1			Kansas	2006	Wind	—	101	—	101	—		101
Spearville 2			Kansas	2010	Wind	—	48	—	48	—		48
Spearville 3			Kansas	2012	Wind	—	—	—	—	101	(f)	101
Gray County			Kansas	2001	Wind	—	—	—	—	110	(g)	110
Ensign			Kansas	2012	Wind	—	—	—	—	99	(g)	99
Waverly			Kansas	2016	Wind	—	—	—	—	200	(f)	200
Slate Creek			Kansas	2015	Wind	—	—	—	—	150	(f)	150
Rock Creek			Missouri	2017	Wind	—	—	—	—	300	(h)	300
Osborn			Missouri	2016	Wind	—	—	—	—	201	(h)	201
Pratt			Kansas	2018	Wind	—	—	—	—	243	(h)	243
CNPPID (NE) - Hydro			Nebraska	1941	Hydro	—	—	—	—	66	(f)	66
St Joseph Landfill			Missouri	2012	Landfill Gas	—	—	2	2	—		2
Nuclear:
Wolf Creek	1	(b)	Kansas	1985	Uranium	552	552	—	1,104	—		1,104
Coal:
Jeffrey Energy Center			Kansas
Steam Turbines	1-3	(b)(i)		1978, 1980 &1983	Coal	2,012	—	175	2,187	—		2,187

						Unit Capability (MW) By Owner(a)
Station	Unit No.		Location	Year Completed	Fuel	Westar Energy	KCP&L	GMO	Total Company Generation	Renewable Purchased Power	Total Generation and Renewable Purchased Power
Lawrence Energy Center			Kansas
Steam Turbines	4 & 5			1960, 1971	Coal	484	—	—	484	—	484
La Cygne			Kansas
Steam Turbines	1 & 2	(b)(c)		1973, 1977	Coal	699	699	—	1,398	—	1,398
Iatan			Missouri
Steam Turbines	1 & 2	(b)		1980, 2010	Coal	—	972	285	1,257	—	1,257
Hawthorn			Missouri
Steam Turbines	5	(c)(d)		1969	Coal	—	564	—	564	—	564
Gas and Oil:
Emporia Energy Center			Kansas
Combustion Turbines	1 - 7			2008 - 2009	Natural Gas	646	—	—	646	—	646
Gordon Evans Energy Center			Kansas
Combustion Turbines	1 - 3			2000 - 2001	Natural Gas	294	—	—	294	—	294
Hutchinson Energy Center			Kansas
Combustion Turbines	1 - 3			1974	Natural Gas	165	—	—	165	—	165
	4			1975	Oil	70	—	—	70	—	70
Spring Creek Energy Center			Oklahoma
Combustion Turbines	1 - 4			2001	Natural Gas	273	—	—	273	—	273
State Line (40%)			Missouri
Combined Cycle	2-1, 2-2 & 2-3	(b)		2001	Natural Gas	196	—	—	196	—	196
Hawthorn			Missouri
Combined Cycle	6/9			2000	Natural Gas	—	235	—	235	—	235
Combustion Turbines	7 & 8			2000	Natural Gas	—	157	—	157	—	157
West Gardner			Kansas
Combustion Turbines	1 - 4			2003	Natural Gas	—	314	—	314	—	314
Osawatomie			Kansas
Combustion Turbines	1			2003	Natural Gas	—	76	—	76	—	76

					Unit Capability (MW) By Owner(a)
Station	Unit No.	Location	Year Completed	Fuel	Westar Energy	KCP&L	GMO	Total Company Generation	Renewable Purchased Power	Total Generation and Renewable Purchased Power
Ralph Green		Missouri
Combustion Turbines	3		1981	Natural Gas	—	—	71	71	—	71
Nevada		Missouri
Combustion Turbines	1		1974	Oil	—	—	18	18	—	18
Lake Road		Missouri
Combustion Turbines	1 - 3		1951, 1958 & 1962	Natural Gas	—	—	42	42	—	42
	5 - 7		1974, 1989 & 1990	Oil	—	—	104	104	—	104
Steam Turbines	4		1967	Natural Gas	—	—	97	97	—	97
Northeast		Missouri
Combustion Turbines	11 - 18		1972 - 1977	Oil	—	394	—	394	—	394
Black Start Unit			1985	Oil	—	2	—	2	—	2
South Harper		Missouri
Combustion Turbines	1 - 3		2005	Natural Gas	—	—	303	303	—	303
Greenwood Energy Center		Missouri
Combustion Turbines	1 - 4		1975 - 1979	Natural Gas	—	—	242	242	—	242
Crossroads Energy Center		Mississippi
Combustion Turbines	1 - 4		2002	Natural Gas	—	—	292	292	—	292
Total					5,821	4,114	1,631	11,566	2,936	14,502
(a) Capability (except for wind generating facilities) represents accredited net generating capacity approved by the SPP. Capability for wind generating facilities represents the nameplate capacity. Due to the intermittent nature of wind generation, these facilities are associated with a total of 1,301 MW of accredited generating capacity.
(b) Share of a jointly owned unit.
(c) In 1987, KGE entered into a sale-leaseback transaction involving its 50% interest in the La Cygne Unit 2. Evergy and Westar Energy consolidate the leasing entity as a variable interest entity (VIE). See Note 18 to the consolidated financial statements for more information.
(d) In 2001, a new boiler, air quality control equipment and an uprated turbine was placed in service at the Hawthorn Generating Station.
(e) Westar Energy renewable purchased power agreement.
(f) KCP&L renewable purchased power agreement.
(g) GMO renewable purchased power agreement.
(h) KCP&L and GMO renewable purchased power agreement.
(i) Westar Energy leases 8% of the Jeffrey Energy Center. Unit capacity amounts reflect both owned and leased percentages.

Transmission and Distribution Resources
Evergy's electric transmission system interconnects with systems of other utilities for reliability and to permit wholesale transactions with other electricity suppliers. Evergy has approximately 13,700 circuit miles of transmission lines, 39,700 circuit miles of overhead distribution lines and 12,500 circuit miles of underground distribution lines in Missouri and Kansas. Evergy has all material franchise rights necessary to sell electricity within its retail service territory. Evergy's transmission and distribution systems are routinely monitored for adequacy to meet customer needs. Management believes the current systems are adequate to serve customers.
General
Evergy's generating plants are located on property owned (or co-owned) by the Evergy Companies, except for certain facilities that are located on easements or are contractually controlled. Evergy's service centers, electric substations and a portion of its transmission and distribution systems are located on property owned or leased by Evergy. Evergy's transmission and distribution systems are for the most part located above or underneath highways, streets, other public places or property owned by others. Evergy believes that it has satisfactory rights to use those places or properties in the form of permits, grants, easements, licenses or franchise rights; however, it has not necessarily undertaken efforts to examine the underlying title to the land upon which the rights rest. Evergy's headquarters are located in leased office space.
Substantially all of the fixed property and franchises of the Evergy Companies, which consist principally of electric generating stations, electric transmission and distribution lines and systems, and buildings (subject to exceptions, reservations and releases), are subject to mortgage indentures pursuant to which bonds have been issued and are outstanding. See Note 12 to the consolidated financial statements for more information.
ITEM 3.  LEGAL PROCEEDINGS
Other Proceedings
The Evergy Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 2, 5 and 14 to the consolidated financial statements.  Such information is incorporated herein by reference.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
EVERGY, INC.
Evergy's common stock is listed on the New York Stock Exchange under the symbol "EVRG." At February 15, 2019, Evergy's common stock was held by 24,165 shareholders of record.
Performance Graph
The following graph compares the performance of Evergy's common stock during the period that began on June 5, 2018 (the first day that Evergy's common stock traded), and ended on December 31, 2018, to the performance of the Standard & Poor's 500 Index (S&P 500) and the Standard & Poor's Electric Utility Index (S&P 500 Electric Utilities). The graph assumes a $100 investment in Evergy's common stock and in each of the indices at the beginning of the period and a reinvestment of dividends paid on such investments throughout the period.

Purchases of Equity Securities
The following table provides information regarding purchases by Evergy of its equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (Exchange Act), during the three months ended December 31, 2018.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased(a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(a)
October 1 - 31	1,341,183	(b)	1,341,183	51,763,744
November 1 - 30	1,228,939	(c)	1,228,939	50,534,805
December 1 - 31	6,903,355	(d)	6,903,168	43,631,637
Total	9,473,477		9,473,290	43,631,637
(a) In July 2018, the Evergy Board of Directors (Evergy Board) authorized the repurchase of up to 60 million shares of Evergy's common stock with no expiration date. Evergy expects to repurchase the 60 million shares by mid-2020. See Note 17 to the consolidated financial statements for additional information on Evergy's common stock repurchase program.
(b) In August 2018, Evergy entered into two accelerated share repurchase (ASR) agreements to purchase $450.0 million of Evergy common stock. In October 2018, one of the ASR agreements was settled early at the option of the financial institution, which resulted in the delivery of 848,226 additional shares of Evergy common stock at no additional cost. In total, 3,981,930 shares were delivered under this ASR at an average price paid per share of $56.51. In addition, Evergy repurchased 492,957 shares of common stock in the open market at an average price of $55.97.
(c) In November 2018, the final August 2018 ASR agreement was settled, which resulted in the delivery of 816,405 additional shares of Evergy common stock at no additional cost. In total, 3,950,109 shares were delivered under this ASR at an average price paid per share of $56.96. In addition, Evergy repurchased 412,534 shares of common stock in the open market at an average price of $58.16.
(d)In November 2018, Evergy entered into a new ASR agreement to purchase $475.0 million of Evergy common stock and through which 6,400,539 shares were delivered in December 2018. The final number of shares of Evergy common stock that will ultimately be delivered to Evergy, and therefore the average price paid per share, will be determined at the final settlement of the ASR by March 2019 or earlier at the option of the financial institution. In addition, Evergy repurchased 502,629 shares of common stock in the open market at an average price of $58.94. Evergy also purchased 187 shares for withholding taxes for restricted stock vesting at an average price of $56.45.
Dividend Restrictions
For information regarding dividend restrictions, see Note 17 to the consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended December 31	2018(a)	2017	2016	2015	2014
Evergy	(dollars in millions except per share amounts)
Operating revenues	$4,276	$2,571	$2,562	$2,459	$2,602
Net income	$546	$337	$361	$302	$322
Net income attributable to Evergy, Inc.	$536	$324	$347	$292	$313
Basic earnings per common share	$2.50	$2.27	$2.43	$2.11	$2.40
Diluted earnings per common share	$2.50	$2.27	$2.43	$2.09	$2.35
Total assets at year end	$25,598	$11,624	$11,487	$10,706	$10,289
Total long-term obligations at year end (b)	$7,472	$3,846	$3,699	$3,379	$3,433
Cash dividends per common share	$1.735	$1.60	$1.52	$1.44	$1.40
Westar Energy
Operating revenues	$2,615	$2,571	$2,562	$2,459	$2,602
Net income	$349	$337	$361	$302	$322
Net income attributable to Westar Energy, Inc.	$339	$324	$347	$292	$313
Total assets at year end	$11,817	$11,624	$11,487	$10,706	$10,289
Total long-term obligations at year end (b)	$3,817	$3,846	$3,699	$3,379	$3,433
KCP&L
Operating revenues	$1,823	$1,891	$1,875	$1,714	$1,731
Net income	$163	$180	$225	$153	$162
Total assets at year end	$8,121	$8,124	$8,058	$7,815	$7,495
Total long-term obligations at year end (b)	$2,532	$2,582	$2,565	$2,563	$2,297
(a) On June 4, 2018, Evergy completed the mergers contemplated by the Amended Merger Agreement. The results of Great Plains Energy's direct subsidiaries have been included in Evergy's results from the date of the closing of the merger and thereafter. KCP&L amounts are not included in consolidated Evergy for 2017, 2016, 2015 and 2014.
(b)Includes long-term debt, current maturities of long-term debt, capital leases, long-term debt of VIEs and current maturities of long-term debt of VIEs.
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Westar Energy also owns a 50% interest in Prairie Wind, which is a joint venture between Westar Energy and affiliates of AEP and Berkshire Hathaway Energy Company. Prairie Wind owns a 108-mile, 345 kV double-circuit transmission line that provides transmission service in the SPP. Westar Energy accounts for its investment in Prairie Wind under the equity method.
Westar Energy and KGE conduct business in their respective service territories using the name Westar Energy. KCP&L and GMO conduct business in their respective service territories using the name KCP&L. Collectively, the Evergy Companies have approximately 14,500 MWs of owned generating capacity and renewable purchased power agreements and engage in the generation, transmission, distribution and sale of electricity to approximately 1.6 million customers in the states of Kansas and Missouri. The Evergy Companies assess financial performance and allocate resources on a consolidated basis (i.e., operate in one segment).
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
Westar Energy was determined to be the accounting acquirer and thus, the predecessor of Evergy. Therefore, Evergy's accompanying consolidated financial statements reflect the results of operations of Westar Energy for 2017 and 2016 and the financial position of Westar Energy as of December 31, 2017. Evergy had separate operations for the period beginning with the quarter ended June 30, 2018, and references to amounts for periods after the closing of the merger relate to Evergy. The results of Great Plains Energy's direct subsidiaries have been included in Evergy's results of operations from the date of the closing of the merger and thereafter.
KCP&L has elected not to apply "push-down accounting" related to the merger, whereby the adjustments of assets and liabilities to fair value and the resulting goodwill would be recorded on the financial statements of the acquired subsidiary. These adjustments for KCP&L, as well as those related to the acquired assets and liabilities of Great Plains Energy and its other direct subsidiaries, are only reflected on Evergy's consolidated financial statements.
See Note 2 to the consolidated financial statements for more information regarding the merger.
Common Stock Repurchase Program
In July 2018, the Evergy Board authorized the repurchase of up to 60 million shares of Evergy's common stock. Although this repurchase authorization has no expiration date, Evergy expects to repurchase approximately 60 million shares by mid-2020. Evergy plans to utilize various methods to effectuate the share repurchase program, including but not limited to, a series of transactions that may include ASRs, open market transactions or other means, subject to market conditions and applicable legal requirements. The repurchase program may be suspended, discontinued or resumed at any time. For 2018, Evergy had total repurchases of common stock of approximately $1,042 million and had repurchased 16.4 million shares under the repurchase program. These repurchase totals include shares repurchased under ASR agreements, one of which had not reached final settlement as of December 31, 2018, and are discussed further below.
In August 2018, Evergy entered into two ASR agreements with financial institutions to purchase $450.0 million of Evergy common stock. The ASR agreements reached final settlement in the fourth quarter of 2018 and resulted in the delivery of 7.9 million shares to Evergy based on the average daily volume weighted-average price of Evergy common stock during the term of the ASR agreements, less a negotiated discount.

In November 2018, Evergy entered into an ASR agreement with a financial institution to purchase $475.0 million of Evergy common stock. In December 2018, the financial institution delivered to Evergy 6.4 million shares of common stock, representing a partial settlement of the contract, based on then-current market prices and Evergy paid a total of $475.0 million. The final number of shares of Evergy common stock that Evergy may receive or be required to remit upon settlement of the ASR agreement will be based on the average daily volume weighted-average price of Evergy common stock during the term of the ASR agreement, less a negotiated discount. Final settlement of the ASR agreement will occur by March 2019, but may occur earlier at the option of the financial institution. Evergy expects that the final settlement of the ASR agreement will result in the delivery of additional shares of common stock to Evergy at no additional cost.
See Note 17 to the consolidated financial statements for more information regarding Evergy's common stock repurchase program.
Missouri Legislation
On June 1, 2018, Missouri Senate Bill (S.B.) 564 was signed into law by the Governor of Missouri. Most notably, S.B. 564 includes a PISA provision that can be elected by Missouri electric utilities to defer to a regulatory asset and recover 85% of depreciation expense and associated return on investment for qualifying electric plant rate base additions. Qualifying electric plant includes all rate base additions with the exception of new coal, nuclear or natural gas generating units or rate base additions that increase revenues by allowing service to new customer premises. The deferred depreciation and return recorded in the associated regulatory asset, except for any prudence disallowances, is required to be included in determining the utility's rate base during subsequent general rate proceedings subject to a 3% compound annual growth rate limitation on future electric rates compared with the utility's rates in effect prior to electing PISA. Utilities that elect the PISA provision can make qualifying deferrals of depreciation and return through December 2023, with a potential extension through December 2028 subject to MPSC approval. Except under certain circumstances, utilities that elect the PISA provision must keep base rates constant for three years following the utilities' last general rate case. KCP&L and GMO have elected the PISA provision of S.B. 564 effective as of January 1, 2019.
Regulatory Proceedings
See Note 5 to the consolidated financial statements for information regarding regulatory proceedings.
Plant Retirements
In 2017, Westar Energy announced plans to retire Unit 7 at Tecumseh Energy Center, Units 3 and 4 at Murray Gill Energy Center and Units 1 and 2 at Gordon Evans Energy Center, subject to the completion of the merger in 2018. In 2017, KCP&L and GMO also announced plans to retire KCP&L's Montrose Station and GMO's Sibley Station.
In the fourth quarter of 2018, Westar Energy, KCP&L and GMO retired these stations consistent with their previously announced plans.
Strategy
Evergy expects to continue operating its vertically integrated utilities within the currently existing regulatory frameworks. Evergy's objectives are to deliver value to shareholders through earnings and dividend growth; serve customers and communities with reliable service, clean energy and fewer and lower rate increases; and maintain a rewarding and challenging work environment for employees. Significant elements of Evergy's strategy to achieve these objectives include:

•	the realization of a total of approximately $550 million of potential net savings from 2018 through 2022 resulting from synergies that are expected to be created as a result of the merger;

•	the repurchase of approximately 60 million outstanding shares of Evergy common stock by mid-2020;

•	anticipated rate base investment of approximately $6 billion from 2018 through 2022;

•	the continued growth of Evergy's renewable energy portfolio as the Evergy Companies retire older and less efficient fossil fuel plants; and

•	implementation of the rate orders received by the KCC and MPSC in 2018.
See "Cautionary Statements Regarding Certain Forward-Looking Information" and Part I, Item 1A, Risk Factors, for additional information.
Earnings Overview
The following table summarizes Evergy's net income and diluted earnings per common share (EPS).

	2018	2017	Change
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$535.8	$323.9	$211.9
Earnings per common share, diluted	2.50	2.27	0.23
Net income and diluted EPS increased in 2018 compared to 2017, primarily due to the inclusion of KCP&L's and GMO's earnings beginning in June 2018, higher Westar Energy retail sales driven by favorable weather and lower income tax expense, partially offset by merger-related costs and reductions of revenue for customer bill credits incurred following the close of the merger.
In addition, a higher number of diluted weighted average common shares outstanding due to the issuance of common shares to Great Plains Energy shareholders as a result of the merger diluted earnings per share $1.26 for 2018.
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
ENVIRONMENTAL MATTERS
See Note 14 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 16 to the consolidated financial statements for information regarding related party transactions.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates that could have been used could have a material impact on Evergy's results of operations and financial position. Management has identified the following accounting policies as critical to the understanding of Evergy's results of operations and financial position. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Evergy Board.

Pensions
Evergy incurs significant costs in providing non-contributory defined pension benefits. The costs are measured using actuarial valuations that are dependent upon numerous factors derived from actual plan experience and assumptions of future plan experience.
Pension costs are impacted by actual employee demographics (including age, life expectancies, compensation levels and employment periods), earnings on plan assets, the level of contributions made to the plan, and plan amendments. In addition, pension costs are also affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and pension costs.
The assumed rate of return on plan assets was developed based on the weighted-average of long-term returns forecast for the expected portfolio mix of investments held by the plan. The assumed discount rate was selected based on the prevailing market rate of fixed income debt instruments with maturities matching the expected timing of the benefit obligation. These assumptions, updated annually at the measurement date, are based on management's best estimates and judgment; however, material changes may occur if these assumptions differ from actual events. See Note 9 to the consolidated financial statements for information regarding the assumptions used to determine benefit obligations and net costs.
The following table reflects the sensitivities associated with a 0.5% increase or a 0.5% decrease in key actuarial assumptions for Evergy's qualified pension plans. Each sensitivity reflects the impact of the change based on a change in that assumption only.

			Impact on	Impact on
			Projected	2019
	Change in		Benefit	Pension
Actuarial assumption	Assumption		Obligation	Expense
			(millions)
Discount rate	0.5%	increase	$(173.9)	$(19.0)
Rate of return on plan assets	0.5%	increase	—	(8.1)
Rate of compensation	0.5%	increase	40.5	8.5
Discount rate	0.5%	decrease	197.3	21.3
Rate of return on plan assets	0.5%	decrease	—	8.1
Rate of compensation	0.5%	decrease	(36.4)	(7.7)
Pension expense for Westar Energy, KCP&L and GMO is recorded in accordance with rate orders from the KCC and MPSC. The orders allow the difference between pension costs under GAAP and pension costs for ratemaking to be recorded as a regulatory asset or liability with future ratemaking recovery or refunds, as appropriate.
In 2018, Evergy's pension expense was $90.1 million under GAAP and $98.4 million for ratemaking. The impact on 2019 pension expense in the table above reflects the impact on GAAP pension costs. Under the Evergy Companies' rate agreements, any increase or decrease in GAAP pension expense would be deferred in a regulatory asset or liability for future ratemaking treatment. See Note 9 to the consolidated financial statements for additional information regarding the accounting for pensions.
Market conditions and interest rates significantly affect the future assets and liabilities of the plan. It is difficult to predict future pension costs, changes in pension liability and cash funding requirements due to the inherent uncertainty of market conditions.
Revenue Recognition
Evergy recognizes revenue on the sale of electricity to customers over time as the service is provided in the amount it has the right to invoice. Revenues recorded include electric services provided but not yet billed by Evergy. Unbilled revenues are recorded for kWh usage in the period following the customers' billing cycle to the end of the month. This estimate is based on net system kWh usage less actual billed kWhs. Evergy's estimated unbilled kWhs are allocated and priced by regulatory jurisdiction across the rate classes based on actual billing rates. Evergy's unbilled revenue estimate is affected by factors including fluctuations in energy demand, weather, line losses and changes in the composition of customer classes. See Note 4 for the balance of unbilled receivables for Evergy as of December 31, 2018 and 2017.
Regulatory Assets and Liabilities
Evergy has recorded assets and liabilities on its consolidated balance sheets resulting from the effects of the ratemaking process, which would not otherwise be recorded under GAAP. Regulatory assets represent incurred costs that are probable of recovery from future revenues. Regulatory liabilities represent future reductions in revenues or refunds to customers.
Management regularly assesses whether regulatory assets and liabilities are probable of future recovery or refund by considering factors such as decisions by the MPSC, KCC or FERC in Evergy's rate case filings; decisions in other regulatory proceedings, including decisions related to other companies that establish precedent on matters applicable to Evergy; and changes in laws and regulations. If recovery or refund of regulatory assets or liabilities is not approved by regulators or is no longer deemed probable, these regulatory assets or liabilities are recognized in the current period results of operations. Evergy's continued ability to meet the criteria for recording regulatory assets and liabilities may be affected in the future by restructuring and deregulation in the electric industry or changes in accounting rules. In the event that the criteria no longer applied to all or a portion of Evergy's operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism were provided. Additionally, these factors could result in an impairment on utility plant assets. See Note 5 to the consolidated financial statements for additional information.
Impairments of Assets and Goodwill
Long-lived assets are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed under GAAP.
Accounting rules require goodwill to be tested for impairment annually and when an event occurs indicating the possibility that an impairment exists. The goodwill impairment test consists of comparing the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment. In the event that the carrying amount exceeds the fair value of the reporting unit, an impairment loss is recognized for the difference between the carrying amount of the reporting unit and its fair value. Evergy's consolidated operations are considered one reporting unit for assessment of impairment, as management assesses financial performance and allocates resources on a consolidated basis. Evergy's first impairment test for the $2,338.9 million of goodwill from the Great Plains Energy and Westar Energy merger will be conducted on May 1, 2019.
Evergy anticipates that the determination of fair value for the reporting unit will consist of two valuation techniques: an income approach consisting of a discounted cash flow analysis and a market approach consisting of a determination of reporting unit invested capital using market multiples derived from the historical revenue, earnings before interest, income taxes, depreciation and amortization, net utility asset values and market prices of stock of peer companies. The results of the two techniques will be evaluated and weighted to determine a point within the range that management considers representative of fair value for the reporting unit, which involves a significant amount of management judgment.
The discounted cash flow analysis is most significantly impacted by two assumptions: estimated future cash flows and the discount rate applied to those cash flows. Management will determine the appropriate discount rate to be based on the reporting unit's weighted average cost of capital (WACC). The WACC takes into account both the return on equity authorized by the KCC and MPSC and after-tax cost of debt. Estimated future cash flows are based on Evergy's internal business plan, which assumes the occurrence of certain events in the future, such as the outcome of future rate filings, future approved rates of return on equity, anticipated earnings/returns related to future capital investments, continued recovery of cost of service and the renewal of certain contracts. Management also makes assumptions regarding the run rate of operations, maintenance and general and administrative costs based on the expected outcome of the aforementioned events. Should the actual outcome of some or all of these assumptions differ significantly from the current assumptions, revisions to current cash flow assumptions could cause the fair value of the Evergy reporting unit under the income approach to be significantly different in future periods and could result in a future impairment charge to goodwill.
The market approach analysis is most significantly impacted by management's selection of relevant peer companies as well as the determination of an appropriate control premium to be added to the calculated invested capital of the reporting unit, as control premiums associated with a controlling interest are not reflected in the quoted market price of a single share of stock. Management will determine an appropriate control premium by using an average of control premiums for recent acquisitions in the industry. Changes in results of peer companies, selection of different peer companies and future acquisitions with significantly different control premiums could result in a significantly different fair value of the Evergy reporting unit.
Income Taxes
Income taxes are accounted for using the asset/liability approach. Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Deferred investment tax credits are amortized ratably over the life of the related property. Deferred tax assets are also recorded for net operating losses, capital losses and tax credit carryforwards. Evergy is required to estimate the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for future tax consequences of events reflected in Evergy's consolidated financial statements or tax returns. Actual results could differ from these estimates for a variety of reasons including changes in income tax laws, enacted tax rates and results of audits by taxing authorities. This process also requires management to make assessments regarding the timing and probability of the ultimate tax impact from which actual results may differ. Evergy records valuation allowances on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized. See Note 19 to the consolidated financial statements for additional information.
Asset Retirement Obligations
Evergy has recognized legal obligations associated with the disposal of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. Concurrent with the recognition of the liability, the estimated cost of the ARO incurred at the time the related long-lived assets were either acquired, placed in service or when regulations establishing the obligation became effective. The recording of AROs for regulated operations has no income statement impact due to the deferral of the adjustments through the establishment of a regulatory asset or an offset to a regulatory liability.
Evergy initially recorded AROs at fair value for the estimated cost to decommission Wolf Creek (94% share), retire wind generating facilities, dispose of asbestos insulating material at its power plants, remediate ash disposal ponds and close ash landfills, among other items. ARO refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement may be conditional on a future event that may or may not be within the control of the entity. In determining Evergy's AROs, assumptions are made regarding probable future disposal costs and the timing of their occurrence. A change in these assumptions could have a significant impact on Evergy's AROs reflected on its consolidated balance sheets.
As of December 31, 2018 and 2017, Evergy had recorded AROs of $687.1 million and $405.1 million, respectively. See Note 6 to the consolidated financial statements for more information regarding Evergy's AROs.
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
The Evergy Companies primarily use coal and uranium for the generation of electricity for their customers and also purchase power on the open market. The prices for these commodities can fluctuate significantly due to a variety of factors including supply, demand, weather and the broader economic environment. Westar Energy, KCP&L and GMO have fuel recovery mechanisms in their Kansas and Missouri jurisdictions, as applicable, that allow them to defer and subsequently recover or refund, through customer rates, substantially all of the variance in net energy costs from the amount set in base rates without a general rate case proceeding.
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
Energy efficiency investments by customers and the Evergy Companies also can affect the demand for electric service. Through the Missouri Energy Efficiency Investment Act (MEEIA), KCP&L and GMO offer energy efficiency and demand side management programs to their Missouri retail customers and recover program costs, throughput disincentive, and as applicable, certain performance incentives in retail rates through a rider mechanism.
The following table summarizes Evergy's comparative results of operations.

	2018	Change	2017	Change	2016
	(millions)
Operating revenues	$4,275.9	$1,704.9	$2,571.0	$8.9	$2,562.1
Fuel and purchased power	1,078.7	537.2	541.5	32.0	509.5
SPP network transmission costs	259.9	12.0	247.9	15.1	232.8
Other operating expenses	1,384.9	653.8	731.1	(47.8)	778.9
Depreciation and amortization	618.8	247.1	371.7	33.2	338.5
Income from operations	933.6	254.8	678.8	(23.6)	702.4
Other income (expense), net	(54.4)	(27.6)	(26.8)	(25.3)	(1.5)
Interest expense	279.6	108.6	171.0	9.3	161.7
Income tax expense	59.0	(92.2)	151.2	(33.3)	184.5
Equity in earnings of equity method investees, net of income taxes	5.4	(1.3)	6.7	0.2	6.5
Net income	546.0	209.5	336.5	(24.7)	361.2
Less: Net income attributable to noncontrolling interests	10.2	(2.4)	12.6	(2.0)	14.6
Net income attributable to Evergy, Inc.	$535.8	$211.9	$323.9	$(22.7)	$346.6

Evergy Utility Gross Margin and MWh Sales
Utility gross margin is a financial measure that is not calculated in accordance with GAAP.  Utility gross margin, as used by the Evergy Companies, is defined as operating revenues less fuel and purchased power costs and amounts billed by the SPP for network transmission costs. Expenses for fuel and purchased power costs, offset by wholesale sales margin, are subject to recovery through cost adjustment mechanisms.  As a result, changes in fuel and purchased power costs are offset in operating revenues with minimal impact on net income. In addition, SPP network transmission costs fluctuate primarily due to investments by SPP members for upgrades to the transmission grid within the SPP RTO.  As with fuel and purchased power costs, changes in SPP network transmission costs are mostly reflected in the prices charged to customers with minimal impact on net income. See Note 3 to the consolidated financial statements for additional information regarding the manner in which Evergy reflects SPP revenues and expenses.

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
The following tables summarize Evergy's utility gross margin and MWhs sold.

Utility Gross Margin	2018	Change	2017	Change	2016
Retail revenues	(millions)
Residential	$1,578.8	$777.5	$801.3	$(23.9)	$825.2
Commercial	1,356.4	644.7	711.7	(16.9)	728.6
Industrial	527.8	114.9	412.9	7.1	405.8
Other retail revenues	30.6	7.8	22.8	0.8	22.0
Total electric retail	3,493.6	1,544.9	1,948.7	(32.9)	1,981.6
Wholesale revenues	404.4	73.2	331.2	14.9	316.3
Transmission revenues	308.1	23.3	284.8	26.1	258.7
Other revenues	69.8	63.5	6.3	0.8	5.5
Operating revenues	4,275.9	1,704.9	2,571.0	8.9	2,562.1
Fuel and purchased power	(1,078.7)	(537.2)	(541.5)	(32.0)	(509.5)
SPP network transmission costs	(259.9)	(12.0)	(247.9)	(15.1)	(232.8)
Utility gross margin (a)	$2,937.3	$1,155.7	$1,781.6	$(38.2)	$1,819.8
(a) Utility gross margin is a non-GAAP financial measure. See explanation of utility gross margin above.

MWh Sales	2018	Change	2017	Change	2016
Retail MWh Sales	(thousands)
Residential	12,478	6,315	6,163	(271)	6,434
Commercial	14,129	6,761	7,368	(176)	7,544
Industrial	7,426	1,737	5,689	190	5,499
Other retail revenues	110	37	73	(4)	77
Total electric retail	34,143	14,850	19,293	(261)	19,554
Wholesale revenues	13,811	3,465	10,346	2,047	8,299
Operating revenues	47,954	18,315	29,639	1,786	27,853
Evergy's utility gross margin increased $1,155.7 million in 2018 compared to 2017 driven by:

•	an $1,181.5 million increase due to the inclusion of KCP&L's and GMO's utility gross margin beginning in June 2018; and

•
a $75.0 million increase primarily due to higher Westar Energy retail sales driven by warmer spring and summer weather and colder winter weather. For 2018 compared to 2017, cooling degree days increased 31% and heating degree days increased 23%; partially offset by

•
a $69.8 million provision for rate refund recorded at Westar Energy for the change in the corporate income tax rate caused by the passage of the TCJA. See Note 19 to the consolidated financial statements for additional information; and

•
a $31.0 million reduction in revenue recorded at Westar Energy for one-time and annual bill credits as a result of conditions in the KCC merger order. See Note 2 to the consolidated financial statements for additional information.

Evergy's utility gross margin decreased $38.2 million in 2017 compared to 2016 primarily due to lower Westar Energy retail sales driven by milder weather. For 2017 compared to 2016, cooling degree days decreased 13%.

Other Operating Expenses (including operating and maintenance expense and taxes other than income tax)
Evergy's other operating expenses increased $653.8 million in 2018 compared to 2017 primarily driven by:

•
a $453.0 million increase in operating and maintenance expense due to the inclusion of KCP&L's and GMO's operating and maintenance expenses beginning in June 2018, excluding the deferral of merger transition costs discussed below;

•	$69.5 million of merger-related costs incurred following the close of the merger in June 2018, consisting of:

◦	$24.7 million of unconditional charitable contributions and community support recorded by Evergy in accordance with conditions in the KCC and MPSC merger orders;

◦
$44.2 million of Westar Energy change in control payments, Westar Energy voluntary severance and the recording of unrecognized equity compensations costs and the incremental fair value associated with the vesting of outstanding Westar Energy equity compensation awards in accordance with the Amended Merger Agreement; and

◦	$48.4 million of merger consulting fees and fees for other outside services incurred, primarily consisting of merger success fees; partially offset by

◦
a $47.8 million decrease in operating and maintenance expense due to the deferral of merger transition costs to a regulatory asset in June 2018 for future recovery by Westar Energy, KCP&L and GMO in accordance with the KCC and MPSC merger orders;

•	a $95.3 million increase in taxes other than income taxes due to the inclusion of KCP&L and GMO amounts beginning in June 2018;

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
Evergy's other operating expenses decreased $47.8 million in 2017 compared to 2016 primarily driven by:

•
a $24.2 million decrease in Westar Energy's property tax expense due to a decrease in amortization of the regulatory asset comprised of actual costs incurred for property taxes in the prior year in excess of amounts collected in prices in the prior year, which is mostly offset in retail revenues;

•
an $8.6 million decrease in Westar Energy's transmission and distribution expense due to higher grid resiliency costs in 2016 and receiving credit for assisting other utilities with mutual aid during an active hurricane season, which offsets operating and maintenance expense;

•	a $7.1 million decrease in Westar Energy's employee at-risk compensation that is payable only upon meeting pre-established operating and financial objectives;

•	a $5.8 million decrease in Westar Energy's nuclear operating and maintenance costs primarily due to receiving a legal settlement related to Wolf Creek in 2017; and

•	a $4.9 million decrease in Westar Energy's operating and maintenance expense at coal fired plants primarily due to a planned outage at Jeffrey Energy Center in 2016; partially offset by

•	an $8.8 million increase in Westar Energy's operating and maintenance expense due to the start of operations at the Western Plains Wind Farm in March 2017.
Depreciation and Amortization
Evergy's depreciation and amortization increased $247.1 million in 2018 compared to 2017 primarily driven by a $227.9 million increase due to the inclusion of KCP&L's and GMO's depreciation expense beginning in June 2018.
Evergy's depreciation and amortization increased $33.2 million in 2017 compared to 2016 primarily driven by the start of operations at Westar Energy's Western Plains Wind Farm in March 2017.

Other Income (Expense), Net
Evergy's other expense, net increased $27.6 million in 2018 compared to 2017 primarily driven by:

•	a $25.7 million increase due to the inclusion of KCP&L and GMO amounts beginning in June 2018; and

•	a $4.6 million decrease in Westar Energy's investment earnings primarily due to a decrease in interest and dividend income.
Evergy's other expense, net increased $25.3 million in 2017 compared to 2016 primarily driven by:

•	a $26.3 million decrease in Westar Energy's other income primarily consisting of:

◦	a $19.5 million decrease due to recording higher corporate-owned life insurance (COLI) benefits in 2016; and

◦	a $9.6 million decrease in equity allowance for funds used during construction (AFUDC); partially offset by

◦	a $3.5 million increase related to the deconsolidation of the trust holding Westar Energy's 8% interest in Jeffrey Energy Center.
Interest Expense
Evergy's interest expense increased $108.6 million in 2018 compared to 2017 primarily driven by a $102.8 million increase due to the inclusion of KCP&L's and GMO's interest expense beginning in June 2018 and Evergy's assumption of Great Plains Energy's $350.0 million of 4.85% unsecured Senior Notes and $287.5 million of 5.292% unsecured Senior Notes upon the consummation of the merger.
Evergy's interest expense increased $9.3 million in 2017 compared to 2016 primarily driven by an increase in Westar Energy's interest expense on long-term debt of $4.9 million as a result of the issuance of first mortgage bonds (FMBs) in excess of retirements and a $4.4 million decrease in debt AFUDC.
Income Tax Expense
Evergy's income tax expense decreased $92.2 million in 2018 compared to 2017 primarily driven by:

•	a $53.4 million decrease related to the revaluation of Westar Energy's deferred income tax assets and liabilities based on the Evergy composite tax rate as a result of the merger;

•	a $58.4 million decrease due to lower Westar Energy pre-tax income; and

•	a $44.3 million decrease in Westar Energy's income tax expense as a result of the decrease in the federal statutory income tax rate in 2018; partially offset by

•	a $63.2 million increase as a result of the inclusion of income tax expense related to Evergy, Inc. and the subsidiaries of Great Plains Energy beginning in June 2018.
Evergy's income tax expense decreased $33.3 million in 2017 compared to 2016 primarily driven by:

•	a $24.0 million decrease due to production tax credits, primarily due to the start of operations at Westar Energy's Western Plains Wind Farm in March 2017; and

•	a $22.9 million decrease due to lower Westar Energy pre-tax income; partially offset by

•	a $12.2 million increase related to the revaluation of Westar Energy's deferred income taxes not included in rate base as a result of the enactment of the TCJA in 2017.

EVERGY SIGNIFICANT BALANCE SHEET CHANGES
(December 31, 2018 compared to December 31, 2017)
The following table summarizes Evergy's significant balance sheet changes.

	Total Change	Change Due to Merger	Remaining Change
Assets	(in millions)
Cash and cash equivalents	$156.9	$1,154.2	$(997.3)
Accounts receivable, net	(97.0)	155.6	(252.6)
Accounts receivable pledged as collateral	365.0	180.0	185.0
Fuel inventories and supplies	217.4	271.5	(54.1)
Income taxes receivable	68.0	0.5	67.5
Regulatory assets - current	204.4	207.8	(3.4)
Prepaid expenses and other assets	39.3	182.1	(142.8)
Property, plant and equipment, net	9,228.7	9,179.7	49.0
Property, plant and equipment of variable interest entities, net	(7.1)	—	(7.1)
Regulatory assets	1,072.5	829.1	243.4
Nuclear decommissioning trust	235.0	261.3	(26.3)
Goodwill	2,338.9	2,338.9	—
Other	151.7	145.5	6.2
Liabilities
Current maturities of long-term debt	705.4	415.3	290.1
Current maturities of long-term debt of variable interest entities	1.8	—	1.8
Notes payable and commercial paper	462.9	561.0	(98.1)
Collateralized note payable	365.0	180.0	185.0
Accounts payable	247.3	191.4	55.9
Accrued dividends	(53.8)	59.4	(113.2)
Accrued taxes	45.9	82.0	(36.1)
Accrued interest	38.2	48.0	(9.8)
Regulatory liabilities - current	98.6	17.7	80.9
Asset retirement obligations - current	24.7	46.0	(21.3)
Other current liabilities	107.5	73.1	34.4
Long-term debt, net	2,948.7	3,358.6	(409.9)
Long-term debt of variable interest entities, net	(30.3)	—	(30.3)
Deferred income taxes	783.5	669.6	113.9
Unamortized investment tax credits	116.1	124.3	(8.2)
Regulatory liabilities	1,124.8	1,172.9	(48.1)
Pension and post-retirement liability	496.4	477.3	19.1
Asset retirement obligations	257.3	366.1	(108.8)
Other long-term liabilities	103.4	83.1	20.3
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

The following are significant balance sheet changes in addition to those due to the Great Plains Energy and Westar Energy merger:

•
Evergy's cash and cash equivalents decreased $997.3 million primarily due to the repurchase of common stock for a total cost of approximately $1,042 million in connection with Evergy's share repurchase program. See Note 17 to the consolidated financial statements for additional information on Evergy's share repurchase program.

•
Evergy's receivables, net decreased $252.6 million primarily due to Westar Energy's entry into a receivable sale facility in December 2018 for an initial amount $185.0 million. This sale of the undivided percentage ownership interest in accounts receivable resulted in the reduction of receivables, net and an increase in accounts receivables pledged as collateral and collateralized note payable of $185.0 million. See Note 4 to the consolidated financial statements for additional information regarding Westar Energy's receivable sale facility.

•	Evergy's receivables pledged as collateral and collateralized note payable increased $185.0 million due to Westar Energy's entry into a receivable sale facility in December 2018.

•
Evergy's fuel inventories and supplies decreased $54.1 million primarily due to $31.0 million of obsolete inventory write-offs at Westar Energy's Unit 7 at Tecumseh Energy Center, Units 3 and 4 at Murray Gill Energy Center, Units 1 and 2 at Gordon Evans Energy Center, KCP&L's Montrose Station and GMO's Sibley Station, which were all retired in the fourth quarter of 2018.

•	Evergy's income taxes receivable increased $67.5 million primarily due to refundable alternative minimum tax (AMT) credits that Evergy expects to receive in 2019.

•
Evergy's prepaid expenses and other assets decreased $142.8 million primarily due to the $140.6 million settlement of deal contingent interest rate swaps entered into by Great Plains Energy that settled following the consummation of the merger in June 2018.

•
Evergy's regulatory assets increased by $243.4 million primarily due to the reclassification of retired generating plant of $159.9 million related to GMO's Sibley No. 3 Unit from property, plant and equipment, net to a regulatory asset upon the retirement of the unit in 2018.

•	Evergy's current maturities of long-term debt increased by $290.1 million primarily due to the reclassification of KGE's $300.0 million of 6.70% Series First Mortgage Bonds from long-term to current.

•	Evergy's notes payable and commercial paper decreased $98.1 million primarily due to the repayment of commercial paper with funds from operations at KCP&L and GMO.

•	Evergy's accounts payable increased $55.9 million primarily due to the timing of cash payments.

•
Evergy's accrued dividends decreased $113.2 million due to Evergy's assumption and subsequent payment of Great Plains Energy's $59.4 million of accrued common stock dividends following the consummation of the merger and the timing of payment between Evergy's common stock dividend declared in November 2018, which was paid in December 2018, and its common stock dividend declared in November 2017, which was paid in January 2018 and was reflected as accrued dividends of $53.8 million as of December 31, 2017.

•
Evergy's current regulatory liabilities increased $80.9 million primarily due to $71.2 million of refund obligations recorded by KCP&L and GMO consisting of $63.7 million related to the TCJA and $7.5 million related to one-time customer merger bill credits.

•
Evergy's current asset retirement obligations decreased $21.3 million primarily due to lower expected cash flows in the next twelve months as of December 31, 2018, compared to December 31, 2017, related to closure costs for ponds containing coal combustion residuals (CCRs) at La Cygne Station and Iatan Station.

•
Evergy's long-term debt decreased by $409.9 million primarily due to the reclassification of KGE's $300.0 million of 6.70% Series First Mortgage Bonds from long-term to current and the redemption of $104.0 million of GMO's Series A and B Senior Notes in 2018.

•
Evergy's long-term debt of variable interest entities, net decreased $30.3 million primarily due to the VIE that holds the La Cygne Unit 2 leasehold interest having made principal payments totaling $28.5 million.

•	Evergy's deferred income taxes increased $113.9 million primarily due to the reclassification of refundable AMT credits that Evergy expects to receive in 2019 to income taxes receivable.

•
Evergy's asset retirement obligations decreased $108.8 million primarily due to a $127.0 million decrease in Evergy's and Westar Energy's AROs for a revision in estimate primarily related to Westar Energy's ARO to decommission its 47% ownership share of Wolf Creek. See Note 6 to the consolidated financial statements for additional information.

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
Short-Term Borrowings
As of December 31, 2018, Evergy had $1.7 billion of available borrowing capacity from its master credit facility and receivable sale facilities. Westar Energy's, KCP&L's and GMO's borrowing capacity under the master credit facility also support their issuance of commercial paper. The available borrowing capacity consisted of $449.0 million from Evergy, Inc.'s master credit facility, $570.0 million from Westar Energy's credit facilities, $420.4 million from KCP&L's credit facilities and $297.9 million from GMO's credit facilities. See Notes 4 and 11 to the consolidated financial statements for more information regarding the receivable sale facilities and master credit facility, respectively. Along with cash flows from operations, Evergy generally uses these liquid resources to meet its day-to-day cash flow requirements.
Long-Term Debt and Equity Issuances
From time to time, Evergy issues long-term debt and/or equity to repay short-term debt, refinance maturing long-term debt and finance growth. As of December 31, 2018 and 2017, Evergy’s capital structure, excluding short-term debt, was as follows:

	December 31
	2018	2017
Common equity	57%	51%
Noncontrolling interests	<0%	<0%
Long-term debt, including VIEs	43%	49%
After the completion of its common stock repurchase program, Evergy anticipates targeting a common equity to total capitalization ratio of approximately 47%-50%. Following the utilization of its excess cash and cash equivalents discussed further below, Evergy anticipates issuing debt in 2019 in support of its common stock repurchase program. See "Liquidity and Capital Resources - Capital Requirements - Common Stock Repurchase Program" for additional information.
Under stipulations with the MPSC and KCC, Evergy, Westar Energy and KCP&L are required to maintain common equity at not less than 35%, 40% and 40%, respectively, of total capitalization. The master credit facility and certain debt instruments of the Evergy Companies also contain restrictions that require the maintenance of certain capitalization and leverage ratios. As of December 31, 2018, the Evergy Companies were in compliance with these covenants.
Significant Debt Issuances
See Note 12 to the consolidated financial statements for information regarding significant debt issuances.
Credit Ratings
The ratings of the Evergy Companies' debt securities by the credit rating agencies impact their liquidity, including the cost of borrowings under their master credit facility and in the capital markets. The Evergy Companies view maintenance of strong credit ratings as vital to their access to and cost of debt financing and, to that end, maintain an active and ongoing dialogue with the agencies with respect to results of operations, financial position and future prospects. While a decrease in these credit ratings would not cause any acceleration of the Evergy Companies' debt, it could increase interest charges under the master credit facility. A decrease in credit ratings could also have, among other things, an adverse impact, which could be material, on the Evergy Companies' access to capital, the cost of funds, the ability to recover actual interest costs in state regulatory proceedings, the type and amounts of collateral required under supply agreements and Evergy's ability to provide credit support for its subsidiaries.

As of February 21, 2019, the major credit rating agencies rated the Evergy Companies' securities as detailed in the following table.

	Moody's	S&P Global
	Investors Service(a)	Ratings(a)
Evergy
Outlook	Stable	Stable
Corporate Credit Rating	--	A-
Senior Unsecured Debt	Baa2	BBB+

Westar Energy
Outlook	Stable	Stable
Corporate Credit Rating	Baa1	A-
Senior Secured Debt	A2	A
Commercial Paper	P-2	A-2

KGE
Outlook	Stable	Stable
Corporate Credit Rating	Baa1	A-
Senior Secured Debt	A2	A
Short-Term Rating	P-2	A-2

KCP&L
Outlook	Stable	Stable
Corporate Credit Rating	Baa1	A-
Senior Secured Debt	A2	A
Senior Unsecured Debt	Baa1	A-
Commercial Paper	P-2	A-2

GMO
Outlook	Stable	Stable
Corporate Credit Rating	Baa2	A-
Senior Unsecured Debt	Baa2	A-
Commercial Paper	P-2	A-2
(a)A securities rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency.
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
KCP&L
In November 2018, KCP&L filed an automatic shelf registration statement providing for the sale of unlimited amounts of unsecured notes and mortgage bonds with the SEC, which expires in November 2021.

The following table summarizes the regulatory short-term and long-term debt financing authorizations for Westar Energy, KGE, KCP&L and GMO and the remaining amount available under these authorizations as of December 31, 2018.

Type of Authorization	Commission	Expiration Date	Authorization Amount	Available Under Authorization
Westar Energy & KGE			(in millions)
Short-Term Debt	FERC	December 2020	$1,250.0	$838.3
KCP&L
Short-Term Debt	FERC	December 2020	$1,250.0	$1,073.1
Long-Term Debt	MPSC	September 2019	$750.0	$450.0
GMO
Short-Term Debt	FERC	December 2020	$750.0	$600.0
Long-Term Debt	FERC	December 2020	$100.0	$100.0
In addition to the above regulatory authorizations, the Westar Energy, KGE and KCP&L mortgages each contain provisions restricting the amount of FMBs that can be issued by each entity. Westar Energy, KGE and KCP&L must comply with these restrictions prior to the issuance of additional FMBs, general mortgage bonds or other secured indebtedness.
Under the Westar Energy mortgage, the issuance of bonds is subject to limitations based on the amount of bondable property additions. In addition, so long as any bonds issued prior to January 1, 1997, remain outstanding, the mortgage prohibits additional FMBs from being issued, except in connection with certain refundings, unless Westar Energy’s unconsolidated net earnings available for interest, depreciation and property retirement (which as defined, does not include earnings or losses attributable to the ownership of securities of subsidiaries), for a period of 12 consecutive months within 15 months preceding the issuance, are not less than the greater of twice the annual interest charges on or 10% of the principal amount of all FMBs outstanding after giving effect to the proposed issuance. As of December 31, 2018, $344.5 million principal amount of additional FMBs could be issued under the most restrictive provisions in the mortgage, except in connection with certain refundings.
Under the KGE mortgage, the amount of FMBs authorized is limited to a maximum of $3.5 billion and the issuance of bonds is subject to limitations based on the amount of bondable property additions. In addition, the mortgage prohibits additional FMBs from being issued, except in connection with certain refundings, unless KGE’s net earnings before income taxes and before provision for retirement and depreciation of property for a period of 12 consecutive months within 15 months preceding the issuance are not less than either two and one-half times the annual interest charges on or 10% of the principal amount of all KGE FMBs outstanding after giving effect to the proposed issuance. As of December 31, 2018, KGE had sufficient capacity under the most restrictive provisions in the mortgage to meet its near term financing and refinancing needs.

Under the KCP&L mortgage, additional KCP&L mortgage bonds may be issued on the basis of property additions or retired bonds. As of December 31, 2018, KCP&L had sufficient capacity under the most restrictive provisions in the mortgage to meet its near term financing and refinancing needs.

Cash and Cash Equivalents
At December 31, 2018, Evergy had approximately $160.3 million of cash and cash equivalents on hand. Under the Amended Merger Agreement, Great Plains Energy was required to have not less than $1.25 billion in cash and cash equivalents on its balance sheet at the closing of the merger with Westar Energy. In 2018, Evergy primarily utilized this excess cash to repurchase approximately $1,042 million of common stock. Evergy anticipates that its remaining excess cash will also be returned to shareholders through the repurchase of common stock.

Capital Requirements
Capital Expenditures
Evergy requires significant capital investments and expects to need cash primarily for utility construction programs designed to improve and expand facilities related to providing electric service, which include, but are not limited to, expenditures to develop new transmission lines and improvements to power plants, transmission and distribution lines and equipment. Evergy's capital expenditures were $1,069.7 million, $764.6 million and $1,087.0 million in 2018, 2017 and 2016, respectively.
Capital expenditures projected for the next five years, excluding AFUDC and including costs of removal, are detailed in the following table. This capital expenditure plan is subject to continual review and change.

	2019	2020	2021	2022	2023
	(millions)
Generating facilities	$458	$497	$383	$306	$425
Transmission and distribution facilities	678	714	706	712	705
General facilities	142	127	94	89	66
Total utility capital expenditures	$1,278	$1,338	$1,183	$1,107	$1,196
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
The information in the following table is provided to summarize Evergy's cash obligations and commercial commitments.

Payment due by period	2019	2020	2021	2022	2023	After 2023	Total
Long-term debt	(millions)
Principal	$701.1	$251.1	$432.0	$287.5	$439.5	$5,142.9	$7,254.1
Interest	306.3	281.1	256.9	235.4	222.1	3,262.6	4,564.4
Long-term debt of VIEs
Principal	30.3	32.3	18.8	—	—	—	81.4
Interest	1.6	0.8	0.2	—	—	—	2.6
Lease commitments
Operating leases	24.2	20.7	18.4	15.2	12.4	95.0	185.9
Capital leases	6.4	2.2	5.3	4.7	4.0	48.6	71.2
Pension and other post-retirement plans (a)	118.3	118.3	118.3	118.3	118.3	(a)	591.5
Purchase commitments
Fuel	423.6	364.4	95.3	82.9	87.5	116.2	1,169.9
Power	47.3	47.3	47.4	47.6	47.8	366.8	604.2
Other	137.8	18.8	13.4	6.8	2.1	34.4	213.3
Total contractual commitments (a)	$1,796.9	$1,137.0	$1,006.0	$798.4	$933.7	$9,066.5	$14,738.5

(a)	Evergy expects to make contributions to the pension and other post-retirement plans beyond 2023 but the amounts are not yet determined.
Long-term debt includes current maturities. Long-term debt principal excludes $57.2 million of unamortized net discounts and debt issuance costs and a $144.8 million fair value adjustment recorded in connection with purchase accounting for the Great Plains Energy and Westar Energy merger. Variable rate interest obligations are based on rates as of December 31, 2018.

Operating lease commitments include leases for office buildings, computer equipment, operating facilities, vehicles and rail cars to serve jointly-owned generating units where Westar Energy or KCP&L is the managing partner and is reimbursed by other joint-owners for its proportionate share of the cost. Capital lease commitments include obligations for both principal and interest.
Evergy expects to contribute $118.3 million to the pension and other post-retirement plans in 2019, of which the majority is expected to be paid by Westar Energy and KCP&L. Additional contributions to the plans are expected beyond 2023 in amounts at least sufficient to meet the greater of Employee Retirement Income Security Act of 1974, as amended (ERISA) or regulatory funding requirements; however, these amounts have not yet been determined. Amounts for years after 2019 are estimates based on information available in determining the amount for 2019. Actual amounts for years after 2019 could be significantly different than the estimated amounts in the table above.
Fuel commitments consist of commitments for nuclear fuel, coal and coal transportation costs. Power commitments consist of certain commitments for renewable energy under power purchase agreements. Other represents individual commitments entered into in the ordinary course of business.
Evergy has other insignificant long-term liabilities recorded on its consolidated balance sheet at December 31, 2018, which do not have a definitive cash payout date and are not included in the table above.
Common Stock Dividends
The amount and timing of dividends payable on Evergy's common stock are within the sole discretion of the Evergy Board. The amount and timing of dividends declared by the Evergy Board will be dependent on considerations such as Evergy's earnings, financial position, cash flows, capitalization ratios, regulation, reinvestment opportunities and debt covenants. Evergy targets a long-term dividend payout ratio of 60% to 70% of earnings. See Note 1 to the consolidated financial statements for information on the common stock dividend declared by the Evergy Board in February 2019.
The Evergy Companies also have certain restrictions stemming from statutory requirements, corporate organizational documents, covenants and other conditions that could affect dividend levels. See Note 17 to the consolidated financial statements for further discussion of restrictions on dividend payments.
Common Stock Repurchase Program
In July 2018, the Evergy Board authorized the repurchase of up to 60 million shares of Evergy's common stock. Although this repurchase authorization has no expiration date, Evergy expects to repurchase approximately 60 million shares by mid-2020. For 2018, Evergy had total repurchases of common stock of approximately $1,042 million and had repurchased 16.4 million shares under the repurchase program. These repurchase totals include shares repurchased under ASR agreements, one of which had not reached final settlement as of December 31, 2018, and are discussed further below.

In August 2018, Evergy entered into two ASR agreements with financial institutions to purchase $450.0 million of Evergy common stock. The ASR agreements reached final settlement in the fourth quarter of 2018 and resulted in the delivery of 7.9 million shares to Evergy and Evergy paid a total of $450.0 million.

In November 2018, Evergy entered into an ASR agreement with a financial institution to purchase $475.0 million of Evergy common stock. In December 2018, the financial institution delivered to Evergy 6.4 million shares of common stock, representing a partial settlement of the contract, based on then-current market prices and Evergy paid a total of $475.0 million. The ASR agreement is expected to reach final settlement by March 2019 or earlier.

See Note 17 to the consolidated financial statements for more information regarding Evergy's common stock repurchase program.

Impact of TCJA
The TCJA will result in lower operating cash flows for the Evergy Companies due to lower income tax expense recoveries in customer rates and the settlement of related deferred income tax regulatory liabilities, which are significant. These decreases in operating cash flows are expected to exceed the increase in operating cash flows for the Evergy Companies resulting from the lower corporate federal income tax rate primarily due to the utilization of the Evergy Companies' net operating losses and tax credits. These net regulatory liabilities will be refunded in future rates by amortizing amounts related to plant assets primarily over the remaining useful life of the assets and amortizing the amounts related to the other items over various periods as determined in the Evergy Companies' 2018 rate cases.
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
At December 31, 2018, Evergy has provided $111.3 million of credit support for GMO as follows:

•	Evergy direct guarantees to GMO counterparties totaling $17.0 million, which expire in 2020, and

•	Evergy's guarantee of GMO long-term debt totaling $94.3 million, which includes debt with maturity dates ranging from 2019 to 2023.
Evergy has also guaranteed GMO's short-term debt, including its commercial paper program. At December 31, 2018, GMO had $150.0 million of commercial paper outstanding. None of the guaranteed obligations are subject to default or prepayment if GMO's credit ratings were downgraded.
The Evergy Companies also have off-balance sheet arrangements in the form of operating leases and letters of credit entered into in the ordinary course of business.
Cash Flows
The following table presents Evergy's cash flows from operating, investing and financing activities.

	2018	2017	2016
	(in millions)
Cash flows from operating activities	$1,497.8	$912.7	$803.8
Cash flows from (used in) investing activities	197.4	(780.8)	(994.1)
Cash flows from (used in) financing activities	(1,538.4)	(131.6)	190.2
Cash Flows from Operating Activities
Evergy's $585.1 million increase in cash flows from operating activities in 2018 compared to 2017 was primarily driven by an $800.8 million increase due to the inclusion of KCP&L's and GMO's cash flows from operating activities beginning in June 2018; partially offset by an increase of $50.3 million in amounts paid by Westar Energy related to income taxes; $35.6 million of merger success fees paid by Evergy and Westar Energy upon the completion of the merger; an increase of $27.0 million in purchased power costs paid by Westar Energy; an increase of $15.3 million in Wolf Creek refueling outage costs paid by Westar Energy related to the outage that concluded in May 2018 and an $11.6 million increase in Westar Energy pension and post-retirement contributions.
The $108.9 million increase in cash flows from operating activities in 2017 compared to 2016 was primarily driven by a $43.9 million increase in Westar Energy wholesale power sales and transmission services; a $26.3 million decrease in amounts paid for Westar Energy coal and natural gas; a $26.0 million increase due to Westar Energy receiving a $13.0 million refund for income taxes in 2017 and Westar Energy paying $13.0 million in income taxes in 2016 and a $13.6 million increase from Westar Energy retail customers; partially offset by a $16.4 million increase in amounts paid for Westar Energy purchased power and transmission services and a $12.0 million increase in Westar Energy interest payments.
Cash Flows from (used in) Investing Activities
Evergy's cash flows from investing activities increased $978.2 million in 2018 compared to 2017 primarily due to the inclusion of $1,154.2 million of cash acquired from Great Plains Energy as of the merger date.
Evergy's cash flows used in investing activities decreased $213.3 million in 2017 compared to 2016 primarily driven by a $322.3 million decrease in additions to Westar Energy's property, plant and equipment primarily related to the construction of Western Plains Wind Farm in 2016; partially offset by receiving $110.5 million less proceeds from Westar Energy COLI investments than in 2016.
Cash Flows from (used in) Financing Activities
Evergy's cash flows used in financing activities increased $1,406.8 million in 2018 compared to 2017 primarily due to the repurchase of common stock of $1,042.3 million as a result of Evergy's share repurchase program in 2018; an increase in cash dividends paid of $251.9 million due to an increase in outstanding shares of common stock following the close of the merger and a $0.06 and $0.075 per share increase in the quarterly dividends paid in September 2018 and December 2018, respectively; an increase in retirements of long-term debt of $270.8 million; partially offset by an increase in collateralized short-term debt, net of $185.0 million due to Westar Energy's receivable sale facility that was entered into in December 2018.
Evergy's cash flows from financing activities decreased $321.8 million in 2017 compared to 2016 primarily due to Westar Energy issuing $207.5 million less in commercial paper; Westar Energy issuing $162.0 million less in long-term debt of VIEs; Westar Energy issuing $100.1 million less in long-term debt; Westar Energy's redemption of $75.0 million more in long-term debt and paying $18.8 million more in dividends; partially offset by Westar Energy redeeming $163.5 million less in long-term debt of VIEs and repaying $88.3 million less for borrowings against the cash surrender value of COLI.

WESTAR ENERGY, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Westar Energy is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) to Form 10-K.
The following table summarizes Westar Energy's comparative results of operations.

	2018	Change	2017
	(millions)
Operating revenues	$2,614.9	$43.9	$2,571.0
Fuel and purchased power	599.2	57.7	541.5
SPP network transmission costs	259.9	12	247.9
Other operating expenses	814.4	83.3	731.1
Depreciation and amortization	390.9	19.2	371.7
Income from operations	550.5	(128.3)	678.8
Other income (expense), net	(33.5)	(6.7)	(26.8)
Interest expense	176.8	5.8	171.0
Income tax expense (benefit)	(4.3)	(155.5)	151.2
Equity in earnings of equity method investees, net of income taxes	4.6	(2.1)	6.7
Net income	349.1	12.6	336.5
Less: Net income attributable to noncontrolling interests	10.2	(2.4)	12.6
Net income attributable to Westar Energy, Inc.	$338.9	$15.0	$323.9
Westar Energy Utility Gross Margin and MWh Sales
The following table summarizes Westar Energy's utility gross margin and MWhs sold.

	Revenues and Expenses			MWhs Sold
	2018	Change	2017	2018	Change	2017
Retail revenues	(millions)			(thousands)
Residential	$846.4	$45.1	$801.3	6,736	573	6,163
Commercial	702.8	(8.9)	711.7	7,496	128	7,368
Industrial	396.4	(16.5)	412.9	5,642	(47)	5,689
Other retail revenues	20.0	(2.8)	22.8	58	(15)	73
Total electric retail	1,965.6	16.9	1,948.7	19,932	639	19,293
Wholesale revenues	346.1	14.9	331.2	10,169	(177)	10,346
Transmission revenues	288.9	4.1	284.8	N/A	N/A	N/A
Other revenues	14.3	8.0	6.3	N/A	N/A	N/A
Operating revenues	2,614.9	43.9	2,571.0	30,101	462	29,639
Fuel and purchased power	(599.2)	(57.7)	(541.5)
SPP network transmission costs	(259.9)	(12.0)	(247.9)
Utility gross margin (a)	$1,755.8	$(25.8)	$1,781.6

(a)	Utility gross margin is a non-GAAP financial measure. See explanation of utility gross margin under Evergy's Results of Operations.
Westar Energy's utility gross margin decreased $25.8 million in 2018 compared to 2017 driven by:

•
a $69.8 million provision for rate refund for the change in the corporate income tax rate caused by the passage of the TCJA. See Note 19 to the consolidated financial statements for additional information; and

•
a $31.0 million reduction in revenue for one-time and annual bill credits as a result of conditions in the KCC merger order. See Note 2 to the consolidated financial statements for additional information; partially offset by

•
a $75.0 million increase primarily due to higher retail sales driven by warmer spring and summer weather and colder winter weather. For 2018 compared to 2017, cooling degree days increased 29% and heating degree days increased 22%.

Westar Energy Other Operating Expenses (including operating and maintenance expense and taxes other than income tax)
Westar Energy's other operating expenses increased $83.3 million in 2018 compared to 2017 primarily driven by:

•	$51.9 million of merger-related costs incurred following the close of the merger in June 2018, consisting of:

◦
$44.2 million of change in control payments, voluntary severance and the recording of unrecognized equity compensation costs and the incremental fair value associated with the vesting of outstanding Westar Energy equity compensation awards in accordance with the Amended Merger Agreement; and

◦	$21.5 million of merger consulting fees and fees for other outside services incurred, primarily consisting of merger success fees; partially offset by

◦
a $13.8 million decrease in operating and maintenance expense due to the net reallocation of incurred merger transition costs between Westar Energy, Evergy, KCP&L and GMO and the subsequent deferral of these transition costs to a regulatory asset in June 2018 for future recovery by Westar Energy in accordance with the KCC merger order;

•
$12.3 million of obsolete inventory write-offs for Unit 7 at Tecumseh Energy Center, Units 3 and 4 at Murray Gill Energy Center and Units 1 and 2 at Gordon Evans Energy Center, which were retired in 2018; and

•	a $5.5 million increase due to Westar Energy's 47% share of voluntary severance expenses incurred related to the Wolf Creek voluntary exit program.
Westar Energy Depreciation and Amortization
Westar Energy's depreciation and amortization expense increased $19.2 million in 2018 compared to 2017 primarily driven by capital additions.
Westar Energy Other Income (Expense), Net
Westar Energy's other expense, net increased $6.7 million in 2018 compared to 2017 primarily driven by:

•	a $4.6 million decrease in investment earnings primarily due to a decrease in interest and dividend income; and

•	a $3.5 million increase in pension non-service costs.
Westar Energy Income Tax Expense
Westar Energy's income tax expense decreased $155.5 million in 2018 compared to 2017 driven by:

•	a $53.4 million decrease related to the revaluation of deferred income tax assets and liabilities based on the Evergy composite tax rate as a result of the merger;

•	a $58.4 million decrease due to lower pre-tax income; and

•	a $44.3 million decrease as a result of the decrease in the federal statutory income tax rate in 2018.

KANSAS CITY POWER & LIGHT COMPANY
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for KCP&L is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) to Form 10-K.
The following table summarizes KCP&L's comparative results of operations.

	2018	Change	2017
	(millions)
Operating revenues	$1,823.1	$(67.6)	$1,890.7
Fuel and purchased power	520.6	39.9	480.7
Other operating expenses	611.4	(45.9)	657.3
Depreciation and amortization	281.3	15.0	266.3
Income from operations	409.8	(76.6)	486.4
Other income (expense), net	(25.9)	13.7	(39.6)
Interest expense	133.7	(5.1)	138.8
Income tax expense	87.3	(40.9)	128.2
Net income	$162.9	$(16.9)	$179.8
KCP&L Utility Gross Margin and MWh Sales
The following table summarizes KCP&L's utility gross margin and MWhs sold.

	Revenues and Expenses			MWhs Sold
	2018	Change	2017	2018	Change	2017
Retail revenues	(millions)			(thousands)
Residential	$735.6	10.3	$725.3	5,686	504	5,182
Commercial	794.8	(49.6)	844.4	7,782	316	7,466
Industrial	138.8	(22.2)	161.0	1,754	(61)	1,815
Other retail revenues	10.4	(0.8)	11.2	76	4	72
Total electric retail	1,679.6	(62.3)	1,741.9	15,298	763	14,535
Wholesale revenues	53.5	(34.5)	88.0	5,017	(1,771)	6,788
Transmission revenues	14.5	(1.5)	16.0	N/A	N/A	N/A
Other revenues	75.5	30.7	44.8	N/A	N/A	N/A
Operating revenues	1,823.1	(67.6)	1,890.7	20,315	(1,008)	21,323
Fuel and purchased power	(520.6)	(39.9)	(480.7)
Utility gross margin (a)	$1,302.5	$(107.5)	$1,410.0

(a)	Utility gross margin is a non-GAAP financial measure. See explanation of utility gross margin under Evergy's Results of Operations.
KCP&L's utility gross margin decreased $107.5 million in 2018 compared to 2017 driven by:

•	a $72.4 million refund obligation for the change in the corporate income tax rate caused by the passage of the TCJA. See Note 19 to the consolidated financial statements for additional information;

•
$72.9 million of sales taxes and franchise fees collected from KCP&L Missouri customers included in revenue in 2017, which as part of KCP&L's adoption of Accounting Standards Codification (ASC) 606, are now excluded from revenue in 2018; and

•
a $25.0 million reduction in revenue for one-time and annual bill credits as a result of conditions in the MPSC and KCC merger orders. See Note 2 to the consolidated financial statements for additional information; partially offset by

•
a $62.8 million increase primarily due to higher retail sales driven by warmer spring and summer weather and colder winter weather. For 2018 compared to 2017, cooling degree days increased 33% and heating degree days increased 23%.

KCP&L Other Operating Expenses (including operating and maintenance expense and taxes other than income tax)
KCP&L's other operating expenses decreased $45.9 million in 2018 compared to 2017 primarily driven by:

•
$72.2 million decrease in taxes other than income tax due to sales taxes and franchise fees collected from KCP&L Missouri customers in 2017, which, as part of KCP&L's adoption of ASC 606, Revenue from Contracts with Customers, are now excluded from taxes other than income tax in 2018; and

•
a $23.2 million decrease in operating and maintenance expense due to the net reallocation of incurred merger transition costs between KCP&L, Evergy, Westar Energy and GMO and the subsequent deferral of these transition costs to a regulatory asset in June 2018 for future recovery by KCP&L in accordance with the KCC and MPSC merger orders; partially offset by

•	an $11.6 million increase due to voluntary severance expenses incurred related to KCP&L's 47% share of the Wolf Creek voluntary exit program as well as other KCP&L voluntary exit programs;

•	$7.3 million of obsolete inventory write-offs for Montrose Station, which was retired in the fourth quarter of 2018;

•	a $6.8 million increase in transmission and distribution operating and maintenance expense; and

•	a $6.9 million increase in injuries and damages expense primarily due to an increase in estimated worker's compensation losses.
KCP&L Depreciation and Amortization
KCP&L's depreciation and amortization increased $15.0 million in 2018 compared to 2017 primarily driven by capital additions.
KCP&L Other Income (Expense), Net
KCP&L's other expense, net decreased $13.7 million in 2018 compared to 2017 driven by a $16.8 million decrease in pension non-service costs due to KCP&L's adoption of ASU 2017-07, Compensation-Retirement Benefits, which requires the non-service cost components to be reported separately from service costs and outside of a subtotal of income from operations. For retrospective application of the 2017 non-service cost components, KCP&L utilized the practical expedient that allows for the use of the amounts disclosed in a company's pension and other post-retirement benefit plan footnote as the estimation basis for retrospective presentation. The 2017 amounts disclosed in KCP&L's pension and other post-retirement benefit plan footnote are presented prior to the effects of capitalization and sharing with joint owners of power plants. See Note 1 and Note 9 to the consolidated financial statements for additional information.

KCP&L Income Tax Expense
KCP&L's income tax expense decreased $40.9 million in 2018 compared to 2017 primarily driven by:

•	a $32.2 million decrease in income tax expense as a result of the decrease in the federal statutory income tax rate in 2018;

•	a $22.5 million decrease due to lower pre-tax income;

•	a $15.5 million decrease related to the revaluation of deferred income tax assets and liabilities as a result of the enactment of Missouri state income tax reform in June 2018; and

•
an $8.3 million decrease in income tax expense due to an increase in flow-through items primarily consisting of amortization of regulatory liabilities for excess deferred income taxes generated as a result of the enactment of the TCJA in December 2017; partially offset by

•	a $51.0 million increase related to the revaluation of deferred income tax assets and liabilities based on the Evergy composite tax rate as a result of the merger.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of business, Evergy faces risks that are either non-financial or non-quantifiable. Such risks principally include business, legal, operational and credit risks and are not represented in the following analysis. See Part I, Item 1A, Risk Factors and Part II, Item 7, MD&A for further discussion of risk factors.
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
Management has established risk management policies and strategies to reduce the potentially adverse effects that the volatility of the markets may have on Evergy's operating results. During the ordinary course of business, the Evergy Companies' hedging strategies are reviewed to determine the hedging approach deemed appropriate based upon the circumstances of each situation. Though management believes its risk management practices are effective, it is not possible to identify and eliminate all risk. Evergy could experience losses, which could have a material adverse effect on its results of operations or financial position, due to many factors, including unexpectedly large or rapid movements or disruptions in the energy markets, regulatory-driven market rule changes and/or bankruptcy or non-performance of customers or counterparties, and/or failure of underlying transactions that have been hedged to materialize.
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
Interest Rate Risk
Evergy manages interest rate risk and short- and long-term liquidity by limiting its exposure to variable interest rate debt to a percentage of total debt, diversifying maturity dates and, from time to time, entering into interest rate hedging transactions. At December 31, 2018, 4% of Evergy's long-term debt was variable rate debt. Evergy also has short-term borrowings and current maturities of fixed rate debt that are exposed to interest rate risk. Evergy computes and presents information regarding the sensitivity to changes in interest rates for variable rate debt and current maturities of fixed rate debt by assuming a 100-basis-point change in the current interest rates applicable to such debt over the remaining time the debt is outstanding.
Evergy had $1,747.0 million of variable rate debt, including notes payable and commercial paper, and current maturities of fixed rate debt as of December 31, 2018. A 100-basis-point change in interest rates applicable to this debt would impact income before income taxes on an annualized basis by approximately $12.5 million.

At December 31, 2018, Evergy had $500.0 million of notional amounts of fixed-to-floating interest rate swaps that had been designated as a cash flow hedge of a forecasted debt issuance in 2019. Assuming settlement of the swaps, a hypothetical 10% decrease in the interest rates underlying the swaps would have resulted in an approximately $12.8 million increase in interest expense that would have been reclassified from accumulated other comprehensive loss to interest expense over the period that the hedged interest payments affected earnings.
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
Investment Risk
Evergy maintains trust funds, as required by the NRC, to fund its 94% share of decommissioning the Wolf Creek nuclear power plant and also maintains trusts to fund pension benefits as well as certain non-qualified retirement benefits. As of December 31, 2018, these funds were primarily invested in a diversified mix of equity and debt securities and reflected at fair value on Evergy's balance sheet. The equity securities in the trusts are exposed to price fluctuations in equity markets and the value of debt securities are exposed to changes in interest rates and other market factors.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Evergy, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Evergy, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 21, 2019

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Westar Energy, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Westar Energy, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 21, 2019

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Kansas City Power & Light Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kansas City Power & Light Company and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 21, 2019

We have served as the Company's auditor since 2002.

EVERGY, INC.
Consolidated Statements of Comprehensive Income

Year Ended December 31	2018	2017	2016
	(millions, except per share amounts)
OPERATING REVENUES	$4,275.9	$2,571.0	$2,562.1
OPERATING EXPENSES:
Fuel and purchased power	1,078.7	541.5	509.5
SPP network transmission costs	259.9	247.9	232.8
Operating and maintenance	1,115.8	563.5	587.2
Depreciation and amortization	618.8	371.7	338.5
Taxes other than income tax	269.1	167.6	191.7
Total Operating Expenses	3,342.3	1,892.2	1,859.7
INCOME FROM OPERATIONS	933.6	678.8	702.4
OTHER INCOME (EXPENSE):
Investment earnings	8.8	4.0	2.5
Other income	15.5	8.3	34.6
Other expense	(78.7)	(39.1)	(38.6)
Total Other Income (Expense), Net	(54.4)	(26.8)	(1.5)
Interest expense	279.6	171.0	161.7
INCOME BEFORE INCOME TAXES	599.6	481.0	539.2
Income tax expense	59.0	151.2	184.5
Equity in earnings of equity method investees, net of income taxes	5.4	6.7	6.5
NET INCOME	546.0	336.5	361.2
Less: Net income attributable to noncontrolling interests	10.2	12.6	14.6
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$535.8	$323.9	$346.6
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO EVERGY (see Note 1)
Basic earnings per common share	$2.50	$2.27	$2.43
Diluted earnings per common share	$2.50	$2.27	$2.43
AVERAGE COMMON SHARES OUTSTANDING
Basic	213.9	142.5	142.1
Diluted	214.1	142.6	142.5
COMPREHENSIVE INCOME
NET INCOME	$546.0	$336.5	$361.2
OTHER COMPREHENSIVE INCOME
Derivative hedging activity
Loss on derivative hedging instruments	(5.4)	—	—
Income tax benefit	1.4	—	—
Net loss on derivative hedging instruments	(4.0)	—	—
Derivative hedging activity, net of tax	(4.0)	—	—
Defined benefit pension plans
Net gain arising during period	1.4	—	—
Income tax expense	(0.4)	—	—
Net gain arising during period, net of tax	1.0	—	—
Change in unrecognized pension expense, net of tax	1.0	—	—
Total other comprehensive loss	(3.0)	—	—
Comprehensive income	543.0	336.5	361.2
Less: comprehensive income attributable to noncontrolling interest	10.2	12.6	14.6
COMPREHENSIVE INCOME ATTRIBUTABLE TO EVERGY, INC.	$532.8	$323.9	$346.6
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets

	December 31
	2018	2017
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$160.3	$3.4
Receivables, net	193.7	290.7
Accounts receivable pledged as collateral	365.0	—
Fuel inventory and supplies	511.0	293.6
Income taxes receivable	68.0	—
Regulatory assets	303.9	99.5
Prepaid expenses and other assets	79.1	39.8
Total Current Assets	1,681.0	727.0
PROPERTY, PLANT AND EQUIPMENT, NET	18,782.5	9,553.8
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	169.2	176.3
OTHER ASSETS:
Regulatory assets	1,757.9	685.4
Nuclear decommissioning trust fund	472.1	237.1
Goodwill	2,338.9	—
Other	396.5	244.8
Total Other Assets	4,965.4	1,167.3
TOTAL ASSETS	$25,598.1	$11,624.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets

	December 31
	2018	2017
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$705.4	$—
Current maturities of long-term debt of variable interest entities	30.3	28.5
Notes payable and commercial paper	738.6	275.7
Collateralized note payable	365.0	—
Accounts payable	451.5	204.2
Accrued dividends	—	53.8
Accrued taxes	133.6	87.7
Accrued interest	110.9	72.7
Regulatory liabilities	110.2	11.6
Asset retirement obligations	49.8	25.1
Other	171.9	64.4
Total Current Liabilities	2,867.2	823.7
LONG-TERM LIABILITIES:
Long-term debt, net	6,636.3	3,687.6
Long-term debt of variable interest entities, net	51.1	81.4
Deferred income taxes	1,599.2	815.7
Unamortized investment tax credits	373.2	257.1
Regulatory liabilities	2,218.8	1,094.0
Pension and post-retirement liability	987.6	491.2
Asset retirement obligations	637.3	380.0
Other	236.7	133.3
Total Long-Term Liabilities	12,740.2	6,940.3
Commitments and Contingencies (Note 14)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value, 255,326,252 shares issued (275,000,000 shares authorized, $5 par value, 142,094,275 shares issued as of December 31, 2017)	8,685.2	2,734.8
Retained earnings	1,346.0	1,173.3
Accumulated other comprehensive loss	(3.0)	—
Total Evergy, Inc. Shareholders' Equity	10,028.2	3,908.1
Noncontrolling Interests	(37.5)	(47.7)
Total Equity	9,990.7	3,860.4
TOTAL LIABILITIES AND EQUITY	$25,598.1	$11,624.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Cash Flows

Year Ended December 31	2018	2017	2016
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$546.0	$336.5	$361.2
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	618.8	371.7	338.5
Amortization of nuclear fuel	43.6	32.2	26.7
Amortization of deferred refueling outage	21.2	16.1	18.4
Amortization of deferred regulatory gain from sale leaseback	(5.5)	(5.5)	(5.5)
Amortization of corporate-owned life insurance	22.6	20.6	18.0
Non-cash compensation	29.9	8.8	9.3
Net deferred income taxes and credits	124.2	149.6	185.2
Allowance for equity funds used during construction	(3.1)	(2.0)	(11.6)
Payments for asset retirement obligations	(22.4)	(16.0)	(5.4)
Equity in earnings of equity method investees, net of income taxes	(5.4)	(6.7)	(6.5)
Other	(2.0)	(6.0)	(22.0)
Changes in working capital items:
Accounts receivable	265.1	(2.1)	(30.3)
Accounts receivable pledged as collateral	(185.0)	—	—
Fuel inventory and supplies	54.7	7.2	1.8
Prepaid expenses and other current assets	(128.1)	55.8	(18.3)
Accounts payable	56.7	10.0	(8.1)
Accrued taxes	(76.4)	9.2	(5.9)
Other current liabilities	92.0	(118.0)	(86.4)
Changes in other assets	66.8	32.0	21.4
Changes in other liabilities	(15.9)	19.3	23.3
Cash Flows from Operating Activities	1,497.8	912.7	803.8
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,069.7)	(764.6)	(1,087.0)
Cash acquired from the merger with Great Plains Energy	1,154.2	—	—
Purchase of securities - trusts	(117.5)	(41.0)	(46.6)
Sale of securities - trusts	117.7	41.2	47.0
Investment in corporate-owned life insurance	(17.1)	(17.0)	(18.1)
Proceeds from investment in corporate-owned life insurance	6.8	4.2	114.7
Proceeds from settlement of interest rate swap	140.6	—	—
Other investing activities	(17.6)	(3.6)	(4.1)
Cash Flows from (used in) Investing Activities	197.4	(780.8)	(994.1)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short term debt, net	(104.0)	(91.3)	116.2
Collateralized short-term borrowings, net	185.0	—	—
Proceeds from long-term debt	290.9	296.2	396.3
Proceeds from long-term debt of variable interest entity	—	—	162.0
Retirements of long-term debt	(395.8)	(125.0)	(50.0)
Retirements of long-term debt of variable interest entities	(28.5)	(26.8)	(190.4)
Borrowings against cash surrender value of corporate-owned life insurance	56.5	55.1	57.8
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(3.9)	(1.0)	(89.3)
Cash dividends paid	(475.0)	(223.1)	(204.3)
Repurchase of common stock	(1,042.3)	—	—
Other financing activities	(21.3)	(15.7)	(8.1)
Cash Flows from (used in) Financing Activities	(1,538.4)	(131.6)	190.2
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	156.8	0.3	(0.1)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period, including restricted cash of $0.1, $0.1 and $0.1, respectively	3.5	3.2	3.3
End of period, including restricted cash of $0.0, $0.1 and $0.1, respectively	$160.3	$3.5	$3.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Changes in Equity

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	AOCI	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2015	141,353,426	$2,710.9	$945.8	$—	$15.2	$3,671.9
Net income	—	—	346.6	—	14.6	361.2
Issuance of stock	48,101	2.4	—	—	—	2.4
Issuance of stock for compensation and reinvested dividends	389,626	9.7	—	—	—	9.7
Tax withholding related to stock compensation	—	(5.0)	—	—	—	(5.0)
Dividends declared on common stock ($1.52 per share)	—	—	(217.1)	—	—	(217.1)
Stock compensation expense	—	9.3	—	—	—	9.3
Distributions to shareholders of noncontrolling interests	—	—	—	—	(2.5)	(2.5)
Cumulative effect of adoption of ASU 2016-09	—	—	3.3	—	—	3.3
Balance as of December 31, 2016	141,791,153	2,727.3	1,078.6	—	27.3	3,833.2
Net income	—	—	323.9	—	12.6	336.5
Issuance of stock	12,131	0.6	—	—	—	0.6
Issuance of stock for compensation and reinvested dividends	290,991	5.1	—	—	—	5.1
Tax withholding related to stock compensation	—	(7.0)	—	—	—	(7.0)
Dividends declared on common stock ($1.60 per share)	—	—	(229.2)	—	—	(229.2)
Stock compensation expense	—	8.8	—	—	—	8.8
Deconsolidation of noncontrolling interests	—	—	—	—	(81.9)	(81.9)
Distributions to shareholders of noncontrolling interests	—	—	—	—	(5.7)	(5.7)
Balance as of December 31, 2017	142,094,275	2,734.8	1,173.3	—	(47.7)	3,860.4
Net income	—	—	535.8	—	10.2	546.0
Issuance of stock to Great Plains Energy shareholders	128,947,518	6,979.9	—	—	—	6,979.9
Issuance of restricted common stock	122,505	—	—	—	—	—
Issuance of stock for compensation and reinvested dividends	533,273	0.5	—	—	—	0.5
Tax withholding related to stock compensation	—	(17.2)	—	—	—	(17.2)
Dividends declared on common stock ($1.735 per share)	—	—	(362.1)	—	—	(362.1)
Dividend equivalents declared	—	—	(1.0)	—	—	(1.0)
Stock compensation expense	—	29.9	—	—	—	29.9
Repurchase of common stock	(16,371,319)	(1,042.3)	—	—	—	(1,042.3)
Derivative hedging activity, net of tax	—	—	—	(4.0)	—	(4.0)
Change in unrecognized pension expense, net of tax	—	—	—	1.0	—	1.0
Other	—	(0.4)	—	—	—	(0.4)
Balance as of December 31, 2018	255,326,252	$8,685.2	$1,346.0	$(3.0)	$(37.5)	$9,990.7
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WESTAR ENERGY, INC.
Consolidated Statements of Income

Year Ended December 31	2018	2017	2016
	(millions)
OPERATING REVENUES	$2,614.9	$2,571.0	$2,562.1
OPERATING EXPENSES:
Fuel and purchased power	599.2	541.5	509.5
SPP network transmission costs	259.9	247.9	232.8
Operating and maintenance	640.7	563.5	587.2
Depreciation and amortization	390.9	371.7	338.5
Taxes other than income tax	173.7	167.6	191.7
Total Operating Expenses	2,064.4	1,892.2	1,859.7
INCOME FROM OPERATIONS	550.5	678.8	702.4
OTHER INCOME (EXPENSE):
Investment earnings (loss)	(0.6)	4.0	2.5
Other income	13.9	8.3	34.6
Other expense	(46.8)	(39.1)	(38.6)
Total Other Income (Expense), Net	(33.5)	(26.8)	(1.5)
Interest expense	176.8	171.0	161.7
INCOME BEFORE INCOME TAXES	340.2	481.0	539.2
Income tax expense (benefit)	(4.3)	151.2	184.5
Equity in earnings of equity method investees, net of income taxes	4.6	6.7	6.5
NET INCOME	349.1	336.5	361.2
Less: Net income attributable to noncontrolling interests	10.2	12.6	14.6
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$338.9	$323.9	$346.6
The disclosures regarding Westar Energy, Inc. included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WESTAR ENERGY, INC.
Consolidated Balance Sheets

	December 31
	2018	2017
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$44.5	$3.4
Receivables, net	84.3	290.7
Related party receivables	2.6	—
Accounts receivable pledged as collateral	185.0	—
Fuel inventory and supplies	276.8	293.6
Income taxes receivable	42.7	—
Regulatory assets	97.1	99.5
Prepaid expenses and other assets	35.0	39.8
Total Current Assets	768.0	727.0
PROPERTY, PLANT AND EQUIPMENT, NET	9,718.3	9,553.8
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	169.2	176.3
OTHER ASSETS:
Regulatory assets	700.4	685.4
Nuclear decommissioning trust fund	227.5	237.1
Other	233.4	244.8
Total Other Assets	1,161.3	1,167.3
TOTAL ASSETS	$11,816.8	$11,624.4
The disclosures regarding Westar Energy included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WESTAR ENERGY, INC.
Consolidated Balance Sheets

	December 31
	2018	2017
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$300.0	$—
Current maturities of long-term debt of variable interest entities	30.3	28.5
Notes payable and commercial paper	411.7	275.7
Collateralized note payable	185.0	—
Accounts payable	154.4	204.2
Related party payables	14.9	—
Accrued dividends	—	53.8
Accrued taxes	88.6	87.7
Accrued interest	74.4	72.7
Regulatory liabilities	19.5	11.6
Asset retirement obligations	17.1	25.1
Other	83.0	64.4
Total Current Liabilities	1,378.9	823.7
LONG-TERM LIABILITIES:
Long-term debt, net	3,389.8	3,687.6
Long-term debt of variable interest entities, net	51.1	81.4
Deferred income taxes	815.4	815.7
Unamortized investment tax credits	249.7	257.1
Regulatory liabilities	1,101.8	1,094.0
Pension and post-retirement liability	474.7	491.2
Asset retirement obligations	264.0	380.0
Other	130.7	133.3
Total Long-Term Liabilities	6,477.2	6,940.3
Commitments and Contingencies (Note 14)
EQUITY:
Westar Energy, Inc. Shareholder's Equity:
Common stock - 1,000 shares authorized, $0.01 par value, 1 share issued (275,000,000 shares authorized, $5 par value, and 142,094,275 shares issued as of December 31, 2017)	2,737.6	2,734.8
Retained earnings	1,260.6	1,173.3
Total Westar Energy, Inc. Shareholder's Equity	3,998.2	3,908.1
Noncontrolling Interests	(37.5)	(47.7)
Total Equity	3,960.7	3,860.4
TOTAL LIABILITIES AND EQUITY	$11,816.8	$11,624.4
The disclosures regarding Westar Energy included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WESTAR ENERGY, INC.
Consolidated Statements of Cash Flows

Year Ended December 31	2018	2017	2016
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$349.1	$336.5	$361.2
Adjustments to reconcile income (loss) to net cash from operating activities:
Depreciation and amortization	390.9	371.7	338.5
Amortization of nuclear fuel	26.0	32.2	26.7
Amortization of deferred refueling outage	13.7	16.1	18.4
Amortization of deferred regulatory gain from sale leaseback	(5.5)	(5.5)	(5.5)
Amortization of corporate-owned life insurance	22.6	20.6	18.0
Non-cash compensation	19.9	8.8	9.3
Net deferred income taxes and credits	(2.2)	149.6	185.2
Allowance for equity funds used during construction	(2.9)	(2.0)	(11.6)
Payments for asset retirement obligations	(12.0)	(16.0)	(5.4)
Equity in earnings of equity method investees, net of income taxes	(4.6)	(6.7)	(6.5)
Other	(2.2)	(6.0)	(22.0)
Changes in working capital items:
Accounts receivable	207.9	(2.1)	(30.3)
Accounts receivable pledged as collateral	(185.0)	—	—
Fuel inventory and supplies	17.3	7.2	1.8
Prepaid expenses and other current assets	(134.2)	55.8	(18.3)
Accounts payable	(17.6)	10.0	(8.1)
Accrued taxes	(24.1)	9.2	(5.9)
Other current liabilities	88.3	(118.0)	(86.4)
Changes in other assets	42.7	32.0	21.4
Changes in other liabilities	(36.2)	19.3	23.3
Cash Flows from Operating Activities	751.9	912.7	803.8
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(713.3)	(764.6)	(1,087.0)
Purchase of securities - trusts	(99.4)	(41.0)	(46.6)
Sale of securities - trusts	104.2	41.2	47.0
Investment in corporate-owned life insurance	(17.1)	(17.0)	(18.1)
Proceeds from investment in corporate-owned life insurance	6.8	4.2	114.7
Other investing activities	(8.6)	(3.6)	(4.1)
Cash Flows (used in) Investing Activities	(727.4)	(780.8)	(994.1)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short term debt, net	133.7	(91.3)	116.2
Collateralized short-term debt, net	185.0	—	—
Proceeds from long-term debt	121.9	296.2	396.3
Proceeds from long-term debt of variable interest entity	—	—	162.0
Retirements of long-term debt	(121.9)	(125.0)	(50.0)
Retirements of long-term debt of variable interest entities	(28.5)	(26.8)	(190.4)
Borrowings against cash surrender value of corporate-owned life insurance	56.5	55.1	57.8
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(3.9)	(1.0)	(89.3)
Cash dividends paid	(305.1)	(223.1)	(204.3)
Other financing activities	(21.2)	(15.7)	(8.1)
Cash Flows from (used in) Financing Activities	16.5	(131.6)	190.2
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	41.0	0.3	(0.1)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period, including restricted cash of $0.1, $0.1 and $0.1, respectively	3.5	3.2	3.3
End of period, including restricted cash of $0.0, $0.1 and $0.1, respectively	$44.5	$3.5	$3.2
The disclosures regarding Westar Energy included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WESTAR ENERGY, INC.
Consolidated Statements of Changes in Equity

	Westar Energy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2015	141,353,426	$2,710.9	$945.8	$15.2	$3,671.9
Net income	—	—	346.6	14.6	361.2
Issuance of stock	48,101	2.4	—	—	2.4
Issuance of stock compensation and reinvested dividends	389,626	9.7	—	—	9.7
Tax withholding related to stock compensation	—	(5.0)	—	—	(5.0)
Dividends declared on common stock	—	—	(217.1)	—	(217.1)
Stock compensation expense	—	9.3	—	—	9.3
Distributions to shareholders of noncontrolling interests	—	—	—	(2.5)	(2.5)
Cumulative effect of adoption of ASU 2016-09	—	—	3.3	—	3.3
Balance as of December 31, 2016	141,791,153	2,727.3	1,078.6	27.3	3,833.2
Net income	—	—	323.9	12.6	336.5
Issuance of stock	12,131	0.6	—	—	0.6
Issuance of stock for compensation and reinvested dividends	290,991	5.1	—	—	5.1
Tax withholding related to stock compensation	—	(7.0)	—	—	(7.0)
Dividends declared on common stock	—	—	(229.2)	—	(229.2)
Stock compensation expense	—	8.8	—	—	8.8
Deconsolidation of noncontrolling interests	—	—	—	(81.9)	(81.9)
Distributions to shareholders of noncontrolling interests	—	—	—	(5.7)	(5.7)
Balance as of December 31, 2017	142,094,275	2,734.8	1,173.3	(47.7)	3,860.4
Net income	—	—	338.9	10.2	349.1
Issuance of stock for compensation and reinvested dividends	516,990	—	—	—	—
Stock cancelled pursuant to Amended Merger Agreement	(142,611,264)	—	—	—	—
Tax withholding related to stock compensation	—	(17.2)	—	—	(17.2)
Dividends declared on common stock	—	—	(251.6)	—	(251.6)
Stock compensation expense	—	19.9	—	—	19.9
Other	—	0.1	—	—	0.1
Balance as of December 31, 2018	1	$2,737.6	$1,260.6	$(37.5)	$3,960.7
The disclosures regarding Westar Energy included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income

Year Ended December 31	2018	2017	2016
	(millions)
OPERATING REVENUES	$1,823.1	$1,890.7	$1,875.4
OPERATING EXPENSES:
Fuel and purchased power	520.6	480.7	429.1
Operating and maintenance	494.2	474.8	502.0
Depreciation and amortization	281.3	266.3	247.5
Taxes other than income tax	117.2	182.5	177.5
Total Operating Expenses	1,413.3	1,404.3	1,356.1
INCOME FROM OPERATIONS	409.8	486.4	519.3
OTHER INCOME (EXPENSE):
Investment earnings	2.8	2.0	0.6
Other income	2.2	9.2	11.2
Other expense	(30.9)	(50.8)	(44.8)
Total Other Income (Expense), Net	(25.9)	(39.6)	(33.0)
Interest expense	133.7	138.8	139.4
INCOME BEFORE INCOME TAXES	250.2	308.0	346.9
Income tax expense	87.3	128.2	121.9
NET INCOME	$162.9	$179.8	$225.0
COMPREHENSIVE INCOME
NET INCOME	$162.9	$179.8	$225.0
OTHER COMPREHENSIVE INCOME
Derivative hedging activity
Reclassification to expenses, net of tax:	3.7	4.6	5.4
Derivative hedging activity, net of tax	3.7	4.6	5.4
Total Other Comprehensive Income	3.7	4.6	5.4
COMPREHENSIVE INCOME	$166.6	$184.4	$230.4
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets

	December 31
	2018	2017
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$2.6	$2.2
Receivables, net	62.7	106.3
Related party receivables	101.8	84.7
Accounts receivable pledged as collateral	130.0	130.0
Fuel inventory and supplies	177.6	197.0
Income taxes receivable	—	5.4
Regulatory assets	130.9	153.6
Prepaid expenses and other assets	36.9	27.6
Total Current Assets	642.5	706.8
PROPERTY, PLANT AND EQUIPMENT, NET	6,688.1	6,565.6
OTHER ASSETS:
Regulatory assets	495.2	545.1
Nuclear decommissioning trust fund	244.6	258.4
Other	50.1	48.0
Total Other Assets	789.9	851.5
TOTAL ASSETS	$8,120.5	$8,123.9
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets

	December 31
	2018	2017
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$400.0	$350.0
Notes payable and commercial paper	176.9	167.5
Collateralized note payable	130.0	130.0
Accounts payable	211.1	249.0
Accrued taxes	39.7	29.0
Accrued interest	28.9	32.4
Regulatory liabilities	52.8	8.3
Asset retirement obligations	29.2	34.9
Other	69.7	63.4
Total Current Liabilities	1,138.3	1,064.5
LONG-TERM LIABILITIES:
Long-term debt, net	2,130.1	2,232.2
Deferred income taxes	631.8	616.1
Unamortized investment tax credits	120.7	121.8
Regulatory liabilities	794.3	770.9
Pension and post-retirement liability	491.9	512.2
Asset retirement obligations	231.8	231.4
Other	81.8	61.6
Total Long-Term Liabilities	4,482.4	4,546.2
Commitments and Contingencies (Note 14)
EQUITY:
Common stock - 1,000 shares authorized, without par value, 1 share issued, stated value	1,563.1	1,563.1
Retained earnings	932.6	949.7
Accumulated other comprehensive income	4.1	0.4
Total Equity	2,499.8	2,513.2
TOTAL LIABILITIES AND EQUITY	$8,120.5	$8,123.9
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows

Year Ended December 31	2018	2017	2016
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$162.9	$179.8	$225.0
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	281.3	266.3	247.5
Amortization of nuclear fuel	26.2	32.1	26.6
Amortization of deferred refueling outage	13.5	18.3	19.0
Net deferred income taxes and credits	48.6	82.5	92.4
Allowance for equity funds used during construction	(1.4)	(6.0)	(6.6)
Payments for asset retirement obligations	(13.1)	(25.5)	(15.0)
Other	3.9	7.5	8.8
Changes in working capital items:
Accounts receivable	36.5	13.8	(12.4)
Accounts receivable pledged as collateral	—	(20.0)	—
Fuel inventory and supplies	19.4	(5.2)	6.3
Prepaid expenses and other current assets	7.2	8.4	(73.2)
Accounts payable	(34.6)	11.7	(30.5)
Accrued taxes	16.1	9.1	67.9
Other current liabilities	10.4	(0.1)	10.4
Changes in other assets	42.9	31.7	66.5
Changes in other liabilities	37.9	6.5	(9.4)
Cash Flows from Operating Activities	657.7	610.9	623.3
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(430.7)	(468.6)	(447.9)
Purchase of securities - trusts	(35.1)	(33.6)	(31.9)
Sale of securities - trusts	27.1	30.3	28.6
Other investing activities	4.8	0.9	(0.3)
Cash Flows (used in) Investing Activities	(433.9)	(471.0)	(451.5)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short term debt, net	8.0	34.6	(47.4)
Collateralized short-term borrowings, net	—	20.0	—
Proceeds from long-term debt	465.6	296.2	—
Retirements of long-term debt	(519.9)	(281.0)	—
Cash dividends paid	(180.0)	(212.0)	(122.0)
Other financing activities	2.9	—	(0.2)
Cash Flows (used in) Financing Activities	(223.4)	(142.2)	(169.6)
NET CHANGE IN CASH AND CASH EQUIVALENTS	0.4	(2.3)	2.2
CASH AND CASH EQUIVALENTS:
Beginning of period	2.2	4.5	2.3
End of period	$2.6	$2.2	$4.5
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Changes in Equity

	Common stock shares	Common stock	Retained earnings	AOCI - Net gains (losses) on cash flow hedges	Total equity
	(millions, except share amounts)
Balance as of December 31, 2015	1	$1,563.1	$879.6	$(9.6)	$2,433.1
Net income	—	—	225.0	—	225.0
Dividends declared on common stock	—	—	(122.0)	—	(122.0)
Derivative hedging activity, net of tax	—	—	—	5.4	5.4
Balance as of December 31, 2016	1	1,563.1	982.6	(4.2)	2,541.5
Net income	—	—	179.8	—	179.8
Cumulative effect of adoption of ASU 2016-09	—	—	(0.7)	—	(0.7)
Dividends declared on common stock	—	—	(212.0)	—	(212.0)
Derivative hedging activity, net of tax	—	—	—	4.6	4.6
Balance as of December 31, 2017	1	1,563.1	949.7	0.4	2,513.2
Net income	—	—	162.9	—	162.9
Dividends declared on common stock	—	—	(180.0)	—	(180.0)
Derivative hedging activity, net of tax	—	—	—	3.7	3.7
Balance as of December 31, 2018	1	$1,563.1	$932.6	$4.1	$2,499.8
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
WESTAR ENERGY, INC.
KANSAS CITY POWER & LIGHT COMPANY
Combined Notes to Consolidated Financial Statements
The notes to consolidated financial statements that follow are a combined presentation for Evergy, Inc., Westar Energy, Inc. and Kansas City Power & Light Company, all registrants under this filing.  The terms "Evergy," "Westar Energy," "KCP&L" and "Evergy Companies" are used throughout this report.  "Evergy" refers to Evergy, Inc. and its consolidated subsidiaries, unless otherwise indicated.  "Westar Energy" refers to Westar Energy, Inc. and its consolidated subsidiaries, unless otherwise indicated. "KCP&L" refers to Kansas City Power & Light Company and its consolidated subsidiaries, unless otherwise indicated. "Evergy Companies" refers to Evergy, Westar Energy and KCP&L, collectively, which are individual registrants within the Evergy consolidated group.
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

Westar Energy also owns a 50% interest in Prairie Wind Transmission, LLC (Prairie Wind), which is a joint venture between Westar Energy and affiliates of AEP and Berkshire Hathaway Energy Company. Prairie Wind owns a 108-mile, 345 kV double-circuit transmission line that provides transmission service in the Southwest Power Pool, Inc. (SPP). Westar Energy accounts for its investment in Prairie Wind under the equity method.

Westar Energy and KGE conduct business in their respective service territories using the name Westar Energy. KCP&L and GMO conduct business in their respective service territories using the name KCP&L. Collectively, the Evergy Companies have approximately 14,500 MWs of owned generating capacity and renewable purchased power agreements and engage in the generation, transmission, distribution and sale of electricity to approximately 1.6 million customers in the states of Kansas and Missouri.
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

Principles of Consolidation
Westar Energy was determined to be the accounting acquirer in the merger and thus, the predecessor of Evergy. Therefore, Evergy's consolidated financial statements reflect the results of operations of Westar Energy for 2017 and 2016 and the financial position of Westar Energy as of December 31, 2017. Evergy had separate operations for the period beginning with the quarter ended June 30, 2018, and references to amounts for periods after the closing of the merger relate to Evergy. The results of Great Plains Energy's direct subsidiaries have been included in Evergy's results of operations from the date of the closing of the merger and thereafter.
Westar Energy and KCP&L continue to be Securities and Exchange Commission (SEC) registrants. KCP&L has elected not to apply "push-down accounting" related to the merger, whereby the adjustments of assets and liabilities to fair value and the resulting goodwill would be recorded on the financial statements of the acquired subsidiary. These adjustments for KCP&L, as well as those related to the acquired assets and liabilities of Great Plains Energy and its other direct subsidiaries, are only reflected on Evergy's consolidated financial statements.
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
Certain changes in classification and corresponding reclassification of prior period data were made in Evergy's, Westar Energy's and KCP&L's consolidated balance sheets, statements of income and comprehensive income and statements of cash flows for comparative purposes. Evergy reflects the classifications of Westar Energy as the accounting acquirer in the merger. These reclassifications did not affect Evergy's, Westar Energy's or KCP&L's net income or Evergy's, Westar Energy's or KCP&L's cash flows from operations, investing or financing.
Most significantly for Westar Energy's consolidated balance sheets as of December 31, 2017, was the reclassification of $50.2 million from accrued employee benefits (currently reported as pension and post-retirement liability) to other long-term liabilities. Most significantly for KCP&L's consolidated balance sheets, current regulatory assets and liabilities have been presented separately from the non-current portions in each respective consolidated balance sheet where recovery or refund is expected within the next 12 months.

The table below summarizes KCP&L's reclassifications related to operating and investing activities for its consolidated statement of cash flows for 2017 and 2016.

	2017		2016
	As Previously Filed	As Recast	As Previously Filed	As Recast
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(in millions)
Adjustments to reconcile income to net cash from operating activities:
Amortization of other	$30.2	$—	$33.9	$—
Amortization of deferred refueling outage	—	18.3	—	19.0
Deferred income taxes, net	83.5	—	93.4	—
Investment tax credit amortization	(1.0)	—	(1.0)	—
Net deferred income taxes and credits	—	82.5	—	92.4
Payments for asset retirement obligations	(25.5)	(25.5)	—	(15.0)
Other/Solar rebates paid(a)	(9.0)	7.5	1.4	8.8
Changes in working capital items:
Fuel inventory and supplies	—	(5.2)	—	6.3
Fuel inventories(a)	1.9	—	10.6	—
Materials and supplies(a)	(7.1)	—	(4.3)	—
Prepaid expenses and other current assets	—	8.4	—	(73.2)
Other current liabilities	—	(0.1)	—	10.4
Changes in other assets	—	31.7	—	66.5
Changes in other liabilities	—	6.5	—	(9.4)
Deferred refueling outage costs(a)	15.5	—	(3.1)	—
Pension and post-retirement benefit obligations(a)	27.3	—	28.6	—
Fuel recovery mechanisms(a)	8.3	—	(53.7)	—
Total reclassifications	$124.1	$124.1	$105.8	$105.8
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	$—	$(468.6)	$—	$(447.9)
Utility capital expenditures	(437.7)	—	(418.8)	—
Allowance for borrowed funds used during construction	(6.1)	—	(5.6)	—
Other investing activities	(23.9)	0.9	(23.8)	(0.3)
Total reclassifications	$(467.7)	$(467.7)	$(448.2)	$(448.2)
(a)Previously reported within Note 3 to the consolidated financial statements of the Great Plains Energy and KCP&L combined 2017 and 2016 Annual Reports on Form 10-K.
Use of Estimates
The process of preparing financial statements in conformity with generally accepted accounting principles (GAAP) requires the use of estimates and assumptions that affect the reported amounts of certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less at acquisition.

Fuel Inventory and Supplies
The Evergy Companies record fuel inventory and supplies at average cost. The following table separately states the balances for fuel inventory and supplies.

	December 31
	2018	2017
Evergy	(millions)
Fuel inventory	$168.9	$94.1
Supplies	342.1	199.5
Fuel inventory and supplies	$511.0	$293.6
Westar Energy
Fuel inventory	$87.8	$94.1
Supplies	189.0	199.5
Fuel inventory and supplies	$276.8	$293.6
KCP&L (a)
Fuel inventory	$57.8	$71.0
Supplies	119.8	126.0
Fuel inventory and supplies	$177.6	$197.0
(a) KCP&L amounts are not included in consolidated Evergy at December 31, 2017.
Property, Plant and Equipment
The Evergy Companies record the value of property, plant and equipment, including that of variable interest entities (VIEs), at cost. For plant, cost includes contracted services, direct labor and materials, indirect charges for engineering and supervision and an allowance for funds used during construction (AFUDC). AFUDC represents the allowed cost of capital used to finance utility construction activity. AFUDC equity funds are included as a non-cash item in other income and AFUDC borrowed funds are a reduction of interest expense. AFUDC is computed by applying a composite rate to qualified construction work in progress. The rates used to compute gross AFUDC are compounded semi-annually.
The amounts of the Evergy Companies' AFUDC for borrowed and equity funds are detailed in the following table.

	2018	2017	2016
Evergy	(millions)
AFUDC borrowed funds	$10.4	$5.6	$10.0
AFUDC equity funds	3.1	2.0	11.6
Total	$13.5	$7.6	$21.6
Westar Energy
AFUDC borrowed funds	$6.6	$5.6	$10.0
AFUDC equity funds	2.9	2.0	11.6
Total	$9.5	$7.6	$21.6
KCP&L(a)
AFUDC borrowed funds	$4.9	$6.1	$5.6
AFUDC equity funds	1.4	6.0	6.6
Total	$6.3	$12.1	$12.2
(a)KCP&L amounts are only included in consolidated Evergy from the date of the closing of the merger, June 4, 2018 through December 31, 2018.

The average rates used in the calculation of AFUDC are detailed in the following table.

	2018	2017	2016
Westar Energy	3.3%	2.3%	4.2%
KCP&L	3.9%	4.9%	5.7%
GMO	2.9%	1.9%	1.6%
When property units are retired or otherwise disposed, the original cost net of salvage is charged to accumulated depreciation. Repair of property and replacement of items not considered to be units of property are expensed as incurred, except for planned refueling and maintenance outages at Wolf Creek Generating Station (Wolf Creek). As authorized by regulators, the expense is deferred and amortized ratably over the period between planned outages incremental maintenance cost incurred for such outages.
Depreciation and Amortization
Depreciation and amortization of utility plant other than nuclear fuel is computed using the straight-line method over the estimated lives of depreciable property based on rates approved by state regulatory authorities. Annual depreciation rates average approximately 3%. Nuclear fuel is amortized to fuel expense based on the quantity of heat produced during the generation of electricity. See Note 7 for more details.
The depreciable lives of Evergy's, Westar Energy's and KCP&L's property, plant and equipment are detailed in the following table.

	Evergy			Westar Energy			KCP&L
	(years)
Generating facilities	8	to	87	8	to	87	20	to	60
Transmission facilities	15	to	94	36	to	94	15	to	70
Distribution facilities	8	to	73	19	to	73	8	to	55
Other	5	to	84	7	to	84	5	to	50
Plant to be Retired, Net
When the Evergy Companies retire utility plant, the original cost, net of salvage, is charged to accumulated depreciation. However, when it becomes probable an asset will be retired significantly in advance of its original expected useful life and in the near term, the cost of the asset and related accumulated depreciation is recognized as a separate asset and a probable abandonment. If the asset is still in service, the net amount is classified as plant to be retired, net on the consolidated balance sheets. If the asset is no longer in service, the net amount is classified as a regulatory asset on the consolidated balance sheets.
The Evergy Companies must also assess the probability of full recovery of the remaining net book value of the abandonment. The net book value that may be retained as an asset on the balance sheet for the abandonment is dependent upon amounts that may be recovered through regulated rates, including any return. An impairment charge, if any, would equal the difference between the remaining net book value of the asset and the present value of the future revenues expected from the asset.
In June 2017, GMO announced the expected retirement of certain older generating units, including GMO's Sibley No. 3 Unit, over the next several years. GMO determined that Sibley No. 3 Unit met the criteria to be considered probable of abandonment. GMO retired Sibley Station, including the No. 3 Unit, in November 2018. As of December 31, 2018, Evergy has classified the remaining Sibley No. 3 Unit net book value of $159.9 million as retired generation facilities within regulatory assets on its consolidated balance sheet. Evergy is currently allowed a full recovery of and a full return on Sibley No. 3 Unit in rates and has concluded that no impairment is required as of December 31, 2018.

Nuclear Plant Decommissioning Costs
Nuclear plant decommissioning cost estimates are based on either the immediate dismantlement method or the deferred dismantling method as determined by the KCC and MPSC and include the costs of decontamination, dismantlement and site restoration. Based on these cost estimates, Westar Energy and KCP&L contribute to a tax-qualified trust fund to be used to decommission Wolf Creek. Related liabilities for decommissioning are included on Evergy's, Westar Energy's and KCP&L's consolidated balance sheets in Asset Retirement Obligations (AROs).
As a result of the authorized regulatory treatment and related regulatory accounting, differences between the decommissioning trust fund asset and the related ARO are recorded as a regulatory asset or liability. See Note 6 for discussion of AROs including those associated with nuclear plant decommissioning costs.
Regulatory Accounting
Accounting standards are applied that recognize the economic effects of rate regulation. Accordingly, regulatory assets and liabilities have been recorded when required by a regulatory order or based on regulatory precedent. See Note 5 for additional information concerning regulatory matters.
Cash Surrender Value of Life Insurance
Amounts related to corporate-owned life insurance (COLI) are recorded on the consolidated balance sheets in other long-terms assets and are detailed in the following table for Evergy. Substantially all of Evergy's COLI-related balances relate to Westar Energy's COLI activity.

	December 31
	2018	2017
Evergy	(millions)
Cash surrender value of policies	$1,441.7	$1,320.7
Borrowings against policies	(1,306.9)	(1,189.2)
Corporate-owned life insurance, net	$134.8	$131.5
Increases in cash surrender value and death benefits are recorded in other income in the Evergy Companies' consolidated statements of income and comprehensive income. Interest expense incurred on policy loans is offset against the policy income. Income from death benefits is highly variable from period to period.
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of the following financial instruments for which it was practicable to estimate that value.
Nuclear decommissioning trust fund - The Evergy Companies' nuclear decommissioning trust fund assets are recorded at fair value based on quoted market prices of the investments held by the fund and/or valuation models.
Pension plans - For financial reporting purposes, the market value of plan assets is the fair value.
Revenue Recognition
The Evergy Companies recognize revenue on the sale of electricity to customers over time as the service is provided in the amount they have the right to invoice. Revenues recorded include electric services provided but not yet billed by the Evergy Companies. Unbilled revenues are recorded for kWh usage in the period following the customers' billing cycle to the end of the month. This estimate is based on net system kWh usage less actual billed kWhs. The Evergy Companies' estimated unbilled kWhs are allocated and priced by regulatory jurisdiction across the rate classes based on actual billing rates. The Evergy Companies' unbilled revenue estimate is affected by factors including fluctuations in energy demand, weather, line losses and changes in the composition of customer classes. See Note 4 for the balance of unbilled receivables for each of Evergy, Westar Energy and KCP&L as of December 31, 2018 and 2017.
The Evergy Companies also collect sales taxes and franchise fees from customers concurrent with revenue-producing activities that are levied by state and local governments. These items are excluded from revenue, and thus are not reflected on the consolidated statements of income and comprehensive income for Evergy, Westar Energy and KCP&L.
See Note 3 for additional details regarding revenue recognition from sales of electricity by the Evergy Companies.
Allowance for Doubtful Accounts
The Evergy Companies determine their allowance for doubtful accounts based on the age of their receivables. Receivables are charged off when they are deemed uncollectible, which is based on a number of factors including specific facts surrounding an account and management's judgment.
Property Gains and Losses
Net gains and losses from the sale of assets and businesses and from asset impairments are recorded in operating expenses.
Asset Impairments
Long-lived assets and finite-lived intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted expected future cash flows from an asset to be held and used is less than the carrying value of the asset, an asset impairment must be recognized in the financial statements. The amount of impairment recognized is the excess of the carrying value of the asset over its fair value.
Goodwill and indefinite lived intangible assets are tested for impairment annually and when an event occurs indicating the possibility that an impairment exists. The annual test must be performed at the same time each year. Evergy's first impairment test for the $2,338.9 million of goodwill from the Great Plains Energy and Westar Energy merger will be conducted on May 1, 2019. The goodwill impairment test consists of comparing the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment. In the event that the carrying amount exceeds the fair value of the reporting unit, an impairment loss is recognized for the difference between the carrying amount of the reporting unit and its fair value.
Income Taxes
Income taxes are accounted for using the asset/liability approach. Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized.
The Evergy Companies recognize tax benefits based on a "more-likely-than-not" recognition threshold. In addition, the Evergy Companies recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.
Evergy files a consolidated federal income tax return as well as unitary and combined income tax returns in several state jurisdictions with Kansas and Missouri being the most significant. Income taxes for consolidated or combined subsidiaries are allocated to the subsidiaries based on separate company computations of income or loss. Westar Energy's and KCP&L's income tax provisions include taxes allocated based on their separate company's income or loss.
The Evergy Companies have established a net regulatory liability for future refunds to be made to customers for the over-collection of income taxes in rates. Tax credits are recognized in the year generated except for certain Westar Energy, KCP&L and GMO investment tax credits that have been deferred and amortized over the remaining service lives of the related properties.

Other Income (Expense), Net
The table below shows the detail of other expense for each of the Evergy Companies.

	2018	2017	2016
Evergy	(millions)
Non-service cost component of net benefit cost	$(47.8)	$(20.0)	$(20.6)
Other	(30.9)	(19.1)	(18.0)
Other expense	$(78.7)	$(39.1)	$(38.6)
Westar Energy
Non-service cost component of net benefit cost	$(23.5)	$(20.0)	$(20.6)
Other	(23.3)	(19.1)	(18.0)
Other expense	$(46.8)	$(39.1)	$(38.6)
KCP&L(a)
Non-service cost component of net benefit cost	$(25.9)	$(42.7)	$(37.2)
Other	(5.0)	(8.1)	(7.6)
Other expense	$(30.9)	$(50.8)	$(44.8)
(a)KCP&L amounts are only included in consolidated Evergy from the date of the closing of the merger, June 4, 2018 through December 31, 2018.
Earnings Per Share
To compute basic earnings per share (EPS), Evergy divides net income attributable to Evergy, Inc. by the weighted average number of common shares outstanding. Diluted EPS includes the effect of issuable common shares resulting from restricted share units (RSUs), performance shares and restricted stock. Evergy computes the dilutive effects of potential issuances of common shares using the treasury stock method.
The following table reconciles Evergy's basic and diluted EPS.

	2018	2017	2016
Income	(millions, except per share amounts)
Net income	$546.0	$336.5	$361.2
Less: Net income attributable to noncontrolling interests	10.2	12.6	14.6
Net income attributable to Evergy, Inc.	$535.8	$323.9	$346.6
Common Shares Outstanding
Weighted average number of common shares outstanding - basic	213.9	142.5	142.1
Add: effect of dilutive securities	0.2	0.1	0.4
Diluted average number of common shares outstanding	214.1	142.6	142.5
Basic and Diluted EPS	$2.50	$2.27	$2.43
There were no anti-dilutive securities excluded from the computation of diluted EPS for 2018, 2017 and 2016.

Supplemental Cash Flow Information

Year Ended December 31	2018	2017	2016
Evergy	(millions)
Cash paid for (received from):
Interest on financing activities, net of amount capitalized	$255.9	$153.9	$139.0
Interest on financing activities of VIEs	2.3	3.1	5.8
Income taxes, net of refunds	(0.9)	(12.7)	13.1
Non-cash investing transactions:
Property, plant and equipment additions (reductions)	(7.8)	158.8	151.5
Deconsolidation of property, plant and equipment of VIE	—	(72.9)	—
Non-cash financing transactions:
Issuance of stock for compensation and reinvested dividends	0.5	5.1	9.7
Deconsolidation of VIE	—	(83.1)	—
Assets acquired through capital leases	1.2	4.8	2.7

Year Ended December 31	2018	2017	2016
Westar Energy	(millions)
Cash paid for (received from):
Interest on financing activities, net of amount capitalized	$155.3	$153.9	$139.0
Interest on financing activities of VIEs	2.3	3.1	5.8
Income taxes, net of refunds	37.5	(12.7)	13.1
Non-cash investing transactions:
Property, plant and equipment additions (reductions)	(32.5)	158.8	151.5
Deconsolidation of property, plant and equipment of VIE	—	(72.9)	—
Non-cash financing transactions:
Issuance of stock for compensation and reinvested dividends	—	5.1	9.7
Deconsolidation of VIE	—	(83.1)	—
Assets acquired through capital leases	1.2	4.8	2.7

Year Ended December 31	2018	2017	2016
KCP&L(a)	(millions)
Cash paid for (received from):
Interest on financing activities, net of amount capitalized	$129.4	$128.0	$127.0
Income taxes, net of refunds	31.2	38.8	(37.3)
Non-cash investing transactions:
Property, plant and equipment additions	19.2	36.6	75.4
(a)KCP&L amounts are only included in consolidated Evergy from the date of the closing of the merger, June 4, 2018, through December 31, 2018.
See Note 2 for the non-cash information related to the merger transaction, including the fair value of Great Plains Energy's assets acquired and liabilities assumed and the issuance of Evergy common stock.
Dividends Declared
In February 2019, Evergy's Board of Directors (Evergy Board) declared a quarterly dividend of $0.475 per share on Evergy's common stock.  The common dividend is payable March 20, 2019, to shareholders of record as of February 27, 2019.
In February 2019, Westar Energy's Board of Directors declared a cash dividend payable to Evergy of $110.0 million, payable on March 19, 2019.

New Accounting Standards
Intangibles - Internal-Use Software
In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for recording implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. An entity in a hosting arrangement that is a service contract will need to determine which project stage (that is, preliminary project stage, application development stage or post-implementation stage) an implementation activity relates. Costs for implementation activities in the application development stage are recorded as a prepaid asset depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are incurred. Costs that are recorded to a prepaid asset are to be expensed over the term of the hosting arrangement. The new guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The new guidance can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted. The Evergy Companies early adopted ASU No. 2018-15 prospectively as of January 1, 2019. The adoption of ASU No. 2018-15 did not have a material impact on the Evergy Companies.

Compensation - Retirement Benefits
In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits, which requires an employer to disaggregate the service cost component from the other components of net benefit cost. The service cost component is to be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The non-service cost components are to be reported separately from service costs and outside of a subtotal of income from operations. The amendments in this update allow only the service cost component to be eligible for capitalization as part of utility plant. The non-service cost components that are no longer eligible for capitalization as part of utility plant will be recorded as a regulatory asset. The new guidance is to be applied retrospectively for the presentation of service cost and non-service cost components in the income statement and prospectively for the capitalization of the service cost component and is effective for interim and annual periods beginning after December 15, 2017. The Evergy Companies adopted ASU No. 2017-07 on January 1, 2018, and accordingly have retrospectively adjusted prior periods. The Evergy Companies utilized the practical expedient that allows for the use of amounts disclosed in Note 9 for applying the retrospective presentation to the 2017 and 2016 consolidated statements of income and comprehensive income.

The following table reflects the retrospective adjustments in the line items of Evergy's, Westar Energy's and KCP&L's consolidated statements of income and comprehensive income associated with the adoption of ASU No. 2017-07.

	2017			2016
	As Previously Reported (b)	Effect of Change	As Reported	As Previously Reported (b)	Effect of Change	As Reported
Evergy	(millions)
Operating and maintenance expense	$583.5	$(20.0)	$563.5	$607.8	$(20.6)	$587.2
Total operating expenses	1,912.2	(20.0)	1,892.2	1,880.3	(20.6)	1,859.7
Income from operations	658.8	20.0	678.8	681.8	20.6	702.4
Other expense	(19.1)	(20.0)	(39.1)	(18.0)	(20.6)	(38.6)
Total other income (expense), net	(6.8)	(20.0)	(26.8)	19.1	(20.6)	(1.5)
Westar Energy
Operating and maintenance expense	$583.5	$(20.0)	$563.5	$607.8	$(20.6)	$587.2
Total operating expenses	1,912.2	(20.0)	1,892.2	1,880.3	(20.6)	1,859.7
Income from operations	658.8	20.0	678.8	681.8	20.6	702.4
Other expense	(19.1)	(20.0)	(39.1)	(18.0)	(20.6)	(38.6)
Total other income (expense), net	(6.8)	(20.0)	(26.8)	19.1	(20.6)	(1.5)
KCP&L (a)
Operating and maintenance expense	$517.5	$(42.7)	$474.8	$539.2	$(37.2)	$502.0
Total operating expenses	1,447.0	(42.7)	1,404.3	1,393.3	(37.2)	1,356.1
Income from operations	443.7	42.7	486.4	482.1	37.2	519.3
Other expense	(8.1)	(42.7)	(50.8)	(7.6)	(37.2)	(44.8)
Total other income (expense), net	3.1	(42.7)	(39.6)	4.2	(37.2)	(33.0)
(a)KCP&L amounts are not included in consolidated Evergy for 2017 and 2016.
(b)Certain Evergy, Westar Energy and KCP&L as previously reported amounts have been adjusted to reflect reclassification adjustments made for comparative purposes as discussed further in Principles of Consolidation above and that have no impact on net income.
Statement of Cash Flows
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Among other clarifications, the guidance requires that cash proceeds received from the settlement of COLI policies be classified as cash inflows from investing activities and that cash payments for premiums on COLI policies may be classified as cash outflows for investing activities, operating activities or a combination of both. Retrospective application is required. The Evergy Companies adopted the guidance effective January 1, 2018, which resulted in retrospective reclassification of cash proceeds of $2.8 million and $22.1 million from the settlement of COLI policies from cash inflows from operating activities to cash inflows from investing activities for 2017 and 2016, respectively, for Evergy and Westar Energy.  In addition, cash payments of $3.1 million and $3.4 million for premiums on COLI policies were reclassified from cash outflows used in operating activities to cash outflows used in investing activities for the same periods, respectively, for Evergy and Westar Energy. The adoption of ASU No. 2016-15 did not have a material impact on KCP&L.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires that the statement of cash flows explains the change for the period of restricted cash and restricted cash equivalents along with cash and cash equivalents. The guidance requires a retrospective transition method and is effective for fiscal years beginning after December 15, 2017. The Evergy Companies adopted the guidance effective January 1, 2018. As a result, Evergy and Westar Energy adjusted amounts previously reported for cash and cash equivalents to include restricted cash, which resulted in an increase to beginning and ending cash, cash equivalents and restricted cash of $0.1 million for 2017 and 2016. The adoption of ASU No. 2016-18 did not have a material impact on KCP&L.
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires an entity that is a lessee to record a right-of-use asset and a lease liability for lease payments on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  Lessor accounting remains largely unchanged. In January 2018, the FASB issued ASU No. 2018-01, which permits entities to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. In July 2018, the FASB issued ASU No. 2018-10, "Codification Improvements to Topic 842, Leases," which updates narrow aspects of the guidance issued in ASU 2016-02. Also in July 2018, the FASB issued ASU No. 2018-11, "Leases, Targeted Improvements," which provides an optional transition method that allows entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. In December 2018, the FASB issued ASU No. 2018-20, "Leases: Narrow-Scope Improvements for Lessors," which is expected to reduce a lessor’s implementation and ongoing costs associated with applying ASU 2016-02. ASU 2016-02 and the subsequent amendments are effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and requires a modified retrospective transition approach with an option to either adjust or not adjust comparative periods.
The Evergy Companies adopted the new guidance on January 1, 2019, without adjusting comparative periods for all leases existing as of January 1, 2019, by electing the optional transition method permitted by ASU No. 2018-11. As a result, Evergy, Westar Energy and KCP&L recorded an increase to assets and liabilities of approximately $110 million, $40 million and $80 million, respectively, as of January 1, 2019. The Evergy Companies do not expect the impact of adoption of the standard will have a material impact on their consolidated statements of income and comprehensive income. The Evergy Companies will include additional disclosures about its right-of-use assets, lease liabilities and lease expense in the first quarter 2019 notes to financial statements. The Evergy Companies also elected a practical expedient to forgo reassessing existing or expired contracts as leases to determine whether each is in scope of the new standard and to forgo reassessing lease classification for existing and expired leases.
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
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In August 2015, the FASB issued ASU No. 2015-14, deferring the effective date of ASU No. 2014-09 one year, from January 1, 2017, to January 1, 2018. The ASU replaced most existing revenue recognition guidance in GAAP when it became effective. The Evergy Companies adopted ASU No. 2014-09 and its related amendments (Accounting Standards Codification (ASC) 606) on January 1, 2018, using the modified retrospective transition method for all contracts not completed as of the date of adoption. Results for reporting periods beginning after January 1, 2018, are presented under ASC 606 while historical periods have not been adjusted and continue to be reported in accordance with the legacy guidance in ASC 605 - Revenue Recognition.
There was no cumulative effect adjustment to the opening balance of retained earnings in 2018 for the Evergy Companies as a result of the adoption of the new guidance. As a result of the adoption of ASC 606, operating revenues and taxes other than income taxes on KCP&L's statements of comprehensive income decreased $76.4 million for 2018. This impact was related to sales taxes and franchise fees collected from KCP&L's Missouri customers that were included in KCP&L's operating revenues and taxes other than income taxes on KCP&L's statements of comprehensive income prior to the adoption of ASC 606. See Note 3 for more information on revenue from contracts with customers.
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

•
A five-year base rate moratorium for Westar Energy and KCP&L in Kansas that commenced following the conclusion of KCP&L's current Kansas rate case in December 2018. The moratorium is subject to certain conditions and does not include Westar Energy's or KCP&L's fuel recovery mechanisms and certain other cost recovery mechanisms in Kansas.

•
Require both Westar Energy and KCP&L to file rate cases in Kansas in a fashion that would allow for updated electric utility rates to become effective upon the end of the five-year rate moratorium in December 2023.

•
Participate in an Earnings Review and Sharing Plan for the years 2019 through 2022, which may result in Westar Energy and/or KCP&L being subject to refunding 50% of earned return on equity in excess of authorized return on equity to their Kansas customers.

•
Maintain charitable contributions and community involvement in the Kansas service territories of Westar Energy and KCP&L at levels equal to or greater than their respective 2015 levels for 5 years following the closing of the merger.

•	Commit that Westar Energy's and KCP&L's retail electric base rates will not increase as a result of the merger.

•
Allow Westar Energy and KCP&L to recover a total of $30.9 million of merger transition costs consisting of $23.2 million for Westar Energy and $7.7 million for KCP&L's Kansas jurisdiction. Westar Energy and KCP&L have recorded these amounts as regulatory assets and they are being recovered over a ten-year period.

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

•
Support the recovery of a total of $16.9 million of merger transition costs in KCP&L's and GMO's 2018 rate cases, consisting of $9.7 million for KCP&L's Missouri jurisdiction and $7.2 million for GMO. KCP&L and GMO recorded these amounts as regulatory assets and they will be recovered over a ten-year period.

Accounting Charges and Deferrals Related to the Merger
The following pre-tax reductions of revenue, expenses and deferral were recognized following the consummation of the merger and are included in the Evergy Companies' consolidated statements of income and comprehensive income for 2018.

Description	Income Statement Line Item	Expected Payment Period	Evergy	Westar Energy	KCP&L
			(millions)
One-time bill credits	Operating revenues	2018 - 2019	$(59.7)	$(23.1)	$(22.4)
Annual bill credits	Operating revenues	2019 - 2022	(10.5)	(7.9)	(2.6)
Total impact to operating revenues			$(70.2)	$(31.0)	$(25.0)

Charitable contributions and community support	Operating and maintenance	2018 - 2027	$24.7	$—	$—
Voluntary severance and accelerated equity compensation	Operating and maintenance	2018 - 2019	47.9	44.2	2.6
Other transaction and transition costs	Operating and maintenance	2018	51.0	21.5	2.1
Reallocation and deferral of merger transition costs	Operating and maintenance	n/a	(47.8)	(13.8)	(23.2)
Total impact to operating and maintenance expense			$75.8	$51.9	$(18.5)
Total			$(146.0)	$(82.9)	$(6.5)
Reductions of revenue related to customer bill credits and expenses related to charitable contributions and community support were incurred as a result of conditions in the MPSC and KCC merger orders and were recorded as liabilities in the amounts presented above following the consummation of the merger. Reductions of revenue for annual bill credits of $11.5 million for Westar Energy's and KCP&L's Kansas electric retail customers are recognized ratably in the twelve month period preceding their payment.
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
The significant assets and liabilities for which preliminary valuation amounts are reflected as of the filing of this combined Form 10-K include the fair value of acquired long-term debt, asset retirement obligations, pension and post-retirement plans, accumulated deferred income tax liabilities and certain other long-term assets and liabilities.
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

The preliminary purchase price allocation to Great Plains Energy's assets and liabilities as of June 4, 2018, is detailed in the following table.

(millions)
Current assets	$2,151.7
Property, plant and equipment, net	9,179.7
Goodwill	2,338.9
Other long-term assets, excluding goodwill	1,235.9
Total assets	$14,906.2
Current liabilities	1,673.9
Long-term liabilities, excluding long-term debt	2,898.0
Long-term debt, net	3,358.6
Total liabilities	$7,930.5
Total purchase price	$6,975.7
Impact of Merger
The impact of Great Plains Energy's subsidiaries on Evergy's revenues in the consolidated statement of comprehensive income for 2018 was an increase of $1,661.1 million. The impact of Great Plains Energy's subsidiaries on Evergy's net income attributable to Evergy in the consolidated statements of comprehensive income for 2018 was an increase of $236.2 million.
Evergy has incurred total merger-related costs, including reductions of revenue for customer bill credits, of $148.0 million for 2018 and $11.9 million for 2017.
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

	2018	2017
	(millions, except per share amounts)
Operating revenues	$5,334.6	$5,279.2
Net income attributable to Evergy, Inc.	714.3	468.9
Basic earnings per common share	$2.67	$1.73
Diluted earnings per common share	$2.67	$1.73
Evergy, Westar Energy and Great Plains Energy incurred non-recurring costs and a gain directly related to the merger that have been excluded in the pro forma earnings presented above. On an after-tax basis, these non-recurring merger-related costs and gain incurred by Evergy, Westar Energy and Great Plains Energy included:

•	$74.7 million and $14.8 million in 2018 and 2017, respectively, of certain after-tax merger-related transition and transaction costs;

•	$44.4 million in 2018 of after-tax reductions in operating revenues related to one-time customer bill credits;

•	$278.0 million of after-tax financing charges in 2017 related to Great Plains Energy's previously contemplated acquisition of Westar Energy; and

•	$36.6 million and $7.3 million in 2018 and 2017, respectively, of after-tax mark-to-market gains on interest rate swaps for which cash settlement was contingent upon the consummation of the merger.
3. REVENUE
Evergy's, Westar Energy's and KCP&L's revenues disaggregated by customer class are summarized in the following tables.

2018	Evergy	Westar Energy	KCP&L(a)
Revenues	(millions)
Residential	$1,578.8	$846.4	$735.6
Commercial	1,356.4	702.8	794.8
Industrial	527.8	396.4	138.8
Other retail	30.6	20.0	10.4
Total electric retail	$3,493.6	$1,965.6	$1,679.6
Wholesale	404.4	346.1	53.5
Transmission	308.1	288.9	14.5
Industrial steam and other	17.9	6.0	4.4
Total revenue from contracts with customers	$4,224.0	$2,606.6	$1,752.0
Other	51.9	8.3	71.1
Operating revenues	$4,275.9	$2,614.9	$1,823.1
(a) KCP&L amounts are included in consolidated Evergy from the date of the closing of the merger, June 4, 2018, through December 31, 2018.

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
The Evergy Companies also collect sales taxes and franchise fees from customers concurrent with revenue-producing activities that are levied by state and local governments. These items are excluded from revenue, and thus not reflected on the statements of income and comprehensive income, for Evergy, Westar Energy and KCP&L. Prior to the adoption of ASC 606 on January 1, 2018, KCP&L recorded sales taxes and franchise fees collected from its Missouri customers gross on KCP&L's statements of comprehensive income within operating revenues and taxes other than income taxes.
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
Wholesale sales within the SPP Integrated Marketplace are billed weekly based on the fixed transaction price determined by the market at the time of the sale and the MWh quantity purchased. Wholesale sales from bilateral contracts are billed monthly based on the contractually determined transaction price and the kWh quantity purchased.
Transmission Revenues
The Evergy Companies' transmission revenues are generated by the use of their transmission networks by the SPP. To enable optimal use of the diverse generating resources in the SPP region, the Evergy Companies, as well as other transmission owners, allow the SPP to access and operate their transmission networks. As new transmission lines are constructed, they are included in the transmission network available to the SPP. In exchange for providing access, the SPP pays the Evergy Companies consideration determined by formula rates approved by FERC, which include the cost to construct and maintain the transmission lines and a return on investment. The price for access to the Evergy Companies' transmission networks are updated annually based on projected costs. Projections are updated to actual costs and the difference is included in subsequent year's prices.
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

4. RECEIVABLES
The Evergy Companies' receivables are detailed in the following table.

	December 31
	2018	2017
Evergy	(millions)
Customer accounts receivable - billed	$16.7	$165.4
Customer accounts receivable - unbilled	91.2	76.6
Other receivables	95.0	55.4
Allowance for doubtful accounts	(9.2)	(6.7)
Total	$193.7	$290.7
Westar Energy
Customer accounts receivable - billed	$—	$165.4
Customer accounts receivable - unbilled	16.6	76.6
Other receivables	71.6	55.4
Allowance for doubtful accounts	(3.9)	(6.7)
Total	$84.3	$290.7
KCP&L (a)
Customer accounts receivable - billed	$7.8	$1.6
Customer accounts receivable - unbilled	42.9	67.6
Other receivables	15.8	39.3
Allowance for doubtful accounts	(3.8)	(2.2)
Total	$62.7	$106.3
(a) KCP&L amounts are not included in consolidated Evergy as of December 31, 2017.

Evergy's, Westar Energy's and KCP&L's other receivables at December 31, 2018 and 2017, consisted primarily of receivables from partners in jointly-owned electric utility plants and wholesale sales receivables. As of December 31, 2018, other receivables for Evergy, Westar Energy and KCP&L included receivables from contracts with customers of $65.8 million, $55.9 million and $5.5 million, respectively.
The Evergy Companies recorded bad debt expense related to contracts with customers as summarized in the following table.

	2018	2017	2016
	(millions)
Evergy	$20.2	$10.3	$11.4
Westar Energy	8.5	10.3	11.4
KCP&L (a)	13.1	7.6	6.3
(a) KCP&L amounts are included in consolidated Evergy from the date of the closing of the merger, June 4, 2018, through December 31, 2018.
Sale of Accounts Receivable
Westar Energy, KCP&L and GMO sell an undivided percentage ownership interest in their retail electric and certain other accounts receivable to independent outside investors. These sales of the undivided percentage ownership interests in accounts receivable to independent outside investors are accounted for as secured borrowings with accounts receivable pledged as collateral and a corresponding short-term collateralized note payable recognized on the balance sheets.  At December 31, 2018, Evergy's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $365.0 million. At December 31, 2018, Westar Energy's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $185.0 million. At December 31, 2018 and 2017, KCP&L's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $130.0 million.

Westar Energy's receivable sale facility expires in September 2019 and allows for $185.0 million in aggregate outstanding principal amount of borrowings from mid-December through mid-January, $125.0 million from mid January through mid-February, $185.0 million from mid-February to mid-July and then $200.0 million from mid-July through the expiration date of the facility. KCP&L's receivable sale facility expires in September 2019 and allows for $130.0 million in aggregate outstanding principal amount of borrowings at any time. GMO's receivable sale facility expires in September 2019 and allows for $50.0 million in aggregate outstanding principal amount of borrowings from mid-November through mid-June and then $65.0 million from mid-June through the expiration date of the facility.
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
In August 2018, Westar Energy filed an updated Transmission Delivery Charge (TDC) tariff with the KCC to reflect the reduction in revenue requirement that occurred as a result of the Tax Cuts and Jobs Act (TCJA). The updated filing requested new prices decreasing Westar Energy's annual retail revenues by approximately $20 million. In October 2018, the KCC issued an order approving the request with the new prices effective October 30, 2018.
Westar Energy 2018 Rate Case Proceedings
In February 2018, Westar Energy filed an application with the KCC to request a two-step change in rates, a decrease to retail revenues of approximately $2 million in September 2018 followed by an increase in retail revenues of approximately $54 million in February 2019, with a return on equity of 9.85% and a rate-making equity ratio of 51.6%. The request reflects costs associated with the completion of the Western Plains Wind Farm, the expiration of wholesale contracts currently reflected in retail prices as offsets to retail cost of service, the expiration of production tax credits from prior wind investments and an updated depreciation study, partially offset by the impact of the TCJA and a portion of the savings from the merger with Great Plains Energy.
In July 2018, Westar Energy, the KCC staff and several other intervenors in the case reached a non-unanimous stipulation and agreement to settle all outstanding issues in the case. The stipulation and agreement provides for a decrease to retail revenues of $66.0 million, before rebasing property tax expense, with a return on equity of 9.3%, a rate-making equity ratio of 51.46% and does not include a second step revenue requirement change as included in Westar Energy's initial application. The stipulation and agreement also provides for an approximately $16 million increase associated with rebasing property tax expense, an approximately $46 million increase in depreciation expense, allows for the recovery of an approximately $41 million wholesale contract that expires in 2019 through Westar Energy's fuel recovery mechanism and reflects customer benefits related to the impacts of the TCJA, including a one-time bill credit of approximately $50 million, which was provided to customers following the conclusion of the rate case.
In September 2018, the KCC issued an order approving the non-unanimous stipulation and agreement. The rates established by the order took effect on September 27, 2018.
KCP&L 2018 Rate Case Proceedings
In May 2018, KCP&L filed an application with the KCC to request an increase to its retail revenues of $26.2 million before rebasing property tax expense, with a return on equity of 9.85% and a rate-making equity ratio of 49.8%. The request reflects the impact of the TCJA and increases in infrastructure investment costs. KCP&L also requested an additional $6.7 million increase associated with rebasing property tax expense.

In October 2018, KCP&L, the KCC staff and other intervenors reached a unanimous settlement agreement to settle all outstanding issues in the case. The settlement agreement provides for a decrease to retail revenues of $3.9 million, a return on equity of 9.3%, a rate-making equity ratio of 49.09% and a one-time bill credit of $36.9 million for customer benefits related to the impacts of the TCJA.
In December 2018, KCC issued an order approving the unanimous settlement agreement. The rates established by the order took effect on December 20, 2018.
MPSC Proceedings
KCP&L 2018 Rate Case Proceedings
In January 2018, KCP&L filed an application with the MPSC to request an increase to its retail revenues of $8.9 million before rebasing fuel and purchased power expense, with a return on equity of 9.85% and a rate-making equity ratio of 50.03%. The request reflects the impact of the TCJA and increases in infrastructure investment costs, transmission related costs and property tax costs. KCP&L also requested an additional $7.5 million increase associated with rebasing fuel and purchased power expense.
In September 2018, KCP&L, MPSC staff and other intervenors in the case reached several non-unanimous stipulations and agreements to settle all outstanding issues in the case. The stipulations and agreements provide for a decrease to retail revenues of $21.1 million and a one-time customer benefit of $38.7 million (on an annualized basis) related to the impact of the TCJA, which will be offset against existing KCP&L regulatory assets. The final amount of the one-time customer benefit related to the impact of the TCJA was $36.4 million, as its calculation was dependent on the effective date of new rates.
In October 2018, the MPSC issued an order approving the non-unanimous stipulations and agreements. The rates established by the order took effect on December 6, 2018.
GMO 2018 Rate Case Proceedings
In January 2018, GMO filed an application with the MPSC to request a decrease to its retail revenues of $2.4 million before rebasing fuel and purchased power expense, with a return on equity of 9.85% and a rate-making equity ratio of 54.4%. The request reflects the impact of the TCJA and increases in infrastructure investment costs and transmission related costs. GMO also requested a $21.7 million increase associated with rebasing fuel and purchased power expense.
In September 2018, GMO, MPSC staff and other intervenors in the case reached several non-unanimous stipulations and agreements to settle all outstanding issues in the case. The stipulations and agreements provide for a decrease to retail revenues of $24.0 million and a one-time bill credit of $29.3 million (on an annualized basis) for customer benefits related to the impacts of the TCJA. The final amount of the one-time customer bill credit related to the impact of the TCJA was $27.4 million, as its calculation was dependent on the effective date of new rates.
In October 2018, the MPSC issued an order approving the non-unanimous stipulations and agreements. The rates established by the order took effect on December 6, 2018.
FERC Proceedings
In October of each year, Westar Energy posts an updated TFR that includes projected transmission capital expenditures and operating costs for the following year. This rate provides the basis for Westar Energy's annual request with the KCC to adjust retail prices to include updated transmission costs. In the most recent three years, the updated TFR was expected to adjust Westar Energy's annual transmission revenues by approximately:

•	$11.2 million decrease effective in January 2019;

•	$2.3 million increase effective in January 2018 ($25.5 million increase offset by $23.2 million decrease from reduction in federal corporate income tax rate); and

•	$29.6 million increase effective in January 2017.

Regulatory Assets and Liabilities
The Evergy Companies have recorded assets and liabilities on their consolidated balance sheets resulting from the effects of the ratemaking process, which would not otherwise be recorded if they were not regulated. Regulatory assets represent incurred costs that are probable of recovery from future revenues. Regulatory liabilities represent future reductions in revenues or refunds to customers.
Management regularly assesses whether regulatory assets and liabilities are probable of future recovery or refund by considering factors such as decisions by the MPSC, KCC or FERC in Westar Energy's, KCP&L's and GMO's rate case filings; decisions in other regulatory proceedings, including decisions related to other companies that establish precedent on matters applicable to the Evergy Companies; and changes in laws and regulations. If recovery or refund of regulatory assets or liabilities is not approved by regulators or is no longer deemed probable, these regulatory assets or liabilities are recognized in the current period results of operations. The Evergy Companies continued ability to meet the criteria for recording regulatory assets and liabilities may be affected in the future by restructuring and deregulation in the electric industry or changes in accounting rules. In the event that the criteria no longer applied to any or all of the Evergy Companies' operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism were provided. Additionally, these factors could result in an impairment on utility plant assets.

The Evergy Companies' regulatory assets and liabilities are detailed in the following table.

	December 31
	2018			2017
	Evergy	Westar Energy	KCP&L	Evergy	Westar Energy	KCP&L(a)
Regulatory Assets	(millions)
Pension and post-retirement costs	$808.2	$343.7	$361.5	$393.9	$393.9	$379.7
Debt reacquisition costs	113.5	104.1	8.2	109.2	109.2	8.7
Debt fair value adjustment	134.5	—	—	—	—	—
Asset retirement obligations fair value adjustment	111.4	—	—	—	—	—
Depreciation	58.0	58.0	—	60.6	60.6	—
Cost of removal	102.4	65.7	36.7	30.8	30.8	30.3
Asset retirement obligations	171.9	49.5	91.6	42.7	42.7	94.3
Analog meter unrecovered investment	35.6	35.6	—	31.5	31.5	—
Treasury yield hedges	23.7	23.7	—	24.8	24.8	—
Iatan No. 1 and common facilities	7.4	—	2.9	—	—	12.9
Iatan No. 2 construction accounting costs	26.8	—	13.5	—	—	25.0
Kansas property tax surcharge	33.1	23.7	9.4	17.4	17.4	6.6
Disallowed plant costs	15.0	15.0	—	15.2	15.2	—
La Cygne environmental costs	14.8	12.2	2.6	13.3	13.3	2.7
Deferred customer programs	19.9	7.0	8.0	8.1	8.1	40.9
Fuel recovery mechanisms	91.2	7.1	41.7	20.7	20.7	61.7
Solar rebates	45.2	—	13.9	—	—	22.6
Transmission delivery charge	0.8	—	0.8	—	—	3.2
Wolf Creek outage	21.8	10.9	10.9	7.0	7.0	6.8
Pension and other post-retirement benefit non-service costs	13.6	5.2	4.8	—	—	—
Retired generation facilities	159.9	—	—	—	—	—
Merger transition costs	47.0	22.6	17.3	—	—	—
Other regulatory assets	6.1	13.5	2.3	9.7	9.7	3.3
Total	2,061.8	797.5	626.1	784.9	784.9	698.7
Less: current portion	(303.9)	(97.1)	(130.9)	(99.5)	(99.5)	(153.6)
Total noncurrent regulatory assets	$1,757.9	$700.4	$495.2	$685.4	$685.4	$545.1
(a)KCP&L amounts are not included in consolidated Evergy as of December 31, 2017.

	December 31
	2018			2017
	Evergy	Westar Energy	KCP&L	Evergy	Westar Energy	KCP&L(a)
Regulatory Liabilities	(millions)
Taxes refundable through future rates	$1,703.6	$853.2	$609.2	$845.2	$845.2	$574.0
Deferred regulatory gain from sale leaseback	59.1	59.1	—	64.6	64.6	—
Emission allowances	54.1	—	54.1	—	—	58.1
Nuclear decommissioning	188.2	84.5	103.7	55.5	55.5	126.0
Pension and post-retirement costs	53.4	28.3	25.1	48.4	48.4	12.0
Jurisdictional allowance for funds used during construction	30.3	30.3	—	31.7	31.7	—
La Cygne leasehold dismantling costs	29.5	29.5	—	29.6	29.6	—
Cost of removal	48.1	—	—	—	—	—
Kansas tax credits	16.5	16.5	—	16.8	16.8	—
Purchase power agreement	8.8	8.8	—	8.8	8.8	—
Merger customer credits	7.5	—	7.5	—	—	—
Refund of tax reform benefits	70.9	7.2	36.3	—	—	—
Other regulatory liabilities	59.0	3.9	11.2	5.0	5.0	9.1
Total	2,329.0	1,121.3	847.1	1,105.6	1,105.6	779.2
Less: current portion	(110.2)	(19.5)	(52.8)	(11.6)	(11.6)	(8.3)
Total noncurrent regulatory liabilities	$2,218.8	$1,101.8	$794.3	$1,094.0	$1,094.0	$770.9
(a)KCP&L amounts are not included in consolidated Evergy as of December 31, 2017.
The following summarizes the nature and period of recovery for each of the regulatory assets listed in the table above.
Pension and post-retirement costs: Represents unrecognized gains and losses, prior service and transition costs that will be recognized in future net periodic pension and post-retirement costs, pension settlements amortized over various periods and financial and regulatory accounting method differences that will be eliminated over the life of the pension plans. Of these amounts, $764.5 million, $343.7 million and $353.6 million for Evergy, Westar Energy and KCP&L, respectively, are not included in rate base and are amortized over various periods.
Debt reacquisition costs: Includes costs incurred to reacquire and refinance debt. These costs are amortized over the term of the new debt or the remaining lives of the old debt issuances if no new debt was issued and are not included in rate base.
Debt fair value adjustment: Represents purchase accounting adjustments recorded to state the carrying value of KCP&L and GMO long-term debt at fair value in connection with the merger. Amount is amortized over the life of the related debt and is not included in rate base.
Asset retirement obligations fair value adjustment: Represents purchase accounting adjustments recorded to state the carrying value of KCP&L and GMO AROs at fair value in connection with the merger. Amount is amortized over the life of the related plant and is not included in rate base.
Depreciation: Represents the difference between regulatory depreciation expense and depreciation expense recorded for financial reporting purposes. These assets are included in rate base and the difference is amortized over the life of the related plant.
Cost of removal: Represents amounts spent, but not yet collected, to dispose of plant assets. This asset will decrease as removal costs are collected in rates and is not included in rate base.
Asset retirement obligations: Represents amounts associated with AROs as discussed further in Note 6. These amounts are recovered over the life of the related plant and are not included in rate base.

Analog meter unrecovered investment: Represents the deferral of unrecovered investment of retired analog meters. Of this amount, $27.3 million is not included in rate base for Evergy and Westar Energy and is being amortized over a five-year period.
Treasury yield hedges: Represents the effective portion of treasury yield hedge transactions. Amortization of this amount will be included in interest expense over the term of the related debt and is not included in rate base.
Iatan No. 1 and common facilities: Represents depreciation and carrying costs related to Iatan No. 1 and common facilities. These costs are included in rate base and amortized over various periods.
Iatan No. 2 construction accounting costs: Represents the construction accounting costs related to Iatan No. 2. These costs are included in rate base and amortized through 2059.
Kansas property tax surcharge: Represents actual costs incurred for property taxes in excess of amounts collected in revenues. These costs are expected to be recovered over a one-year period and are not included in rate base.
Disallowed plant costs: The KCC originally disallowed certain costs related to the Wolf Creek plant. In 1987, the KCC revised its original conclusion and provided for recovery of an indirect disallowance with no return on investment. This regulatory asset represents the present value of the future expected revenues to be provided to recover these costs, net of the amounts amortized.
La Cygne environmental costs: Represents the deferral of depreciation and amortization expense and associated carrying charges related to the La Cygne Station environmental project. This amount will be amortized over the life of the related asset and is included in rate base.
Deferred customer programs: Represents costs related to various energy efficiency programs that have been accumulated and deferred for future recovery. Of these amounts, $4.7 million for Evergy and KCP&L are not included in rate base and are amortized over various periods.
Fuel recovery mechanisms: Represents the actual cost of fuel consumed in producing electricity and the cost of purchased power in excess of the amounts collected from customers. This difference is expected to be recovered over a one-year period and is not included in rate base.
Solar rebates: Represents costs associated with solar rebates provided to retail electric customers. These amounts are not included in rate base and are amortized through 2020.
Transmission delivery charge: Represents costs associated with the transmission delivery charge. The amounts are not included in rate base and are amortized over a one-year period.
Wolf Creek outage: Represents deferred expenses associated with Wolf Creek's scheduled refueling and maintenance outages. These expenses are amortized during the period between planned outages and are not included in rate base.
Pension and other post-retirement benefit non-service costs: Represents the non-service component of pension and post-retirement net benefit costs that are capitalized as authorized by regulators. The amounts are included in rate base and are recovered over the life of the related asset.
Retired generation facilities: Represents amounts to be recovered for facilities that have been retired and are probable of recovery.
Merger transition costs: Represents recoverable transition costs related to the merger. The amounts are not included in rate base and are recovered from retail customers through 2028.
Other regulatory assets: Includes various regulatory assets that individually are small in relation to the total regulatory asset balance. These amounts have various recovery periods and are not included in rate base.
The following summarizes the nature and period of amortization for each of the regulatory liabilities listed in the table above.
Taxes refundable through future rates: Represents the obligation to return to customers income taxes recovered in earlier periods when corporate income tax rates were higher than current income tax rates. A large portion of this amount is related to depreciation and will be returned to customers over the life of the applicable property.

Deferred regulatory gain from sale leaseback: Represents the gain KGE recorded on the 1987 sale and leaseback of its 50% interest in La Cygne Unit 2. The gain is amortized over the term of the lease.
Emission allowances: Represents deferred gains related to the sale of emission allowances to be returned to customers.
Nuclear decommissioning: Represents the difference between the fair value of the assets held in the nuclear decommissioning trust and the amount recorded for the accumulated accretion and depreciation expense associated with the asset retirement obligation related to Wolf Creek.
Pension and post-retirement costs: Includes pension and post-retirement benefit obligations and expense recognized in setting prices in excess of actual pension and post-retirement expense.
Jurisdictional allowance for funds used during construction: Represents AFUDC that is accrued subsequent to the time the associated construction charges are included in prices and prior to the time the related assets are placed in service. The AFUDC is amortized to depreciation expense over the useful life of the asset that is placed in service.
La Cygne leasehold dismantling costs: Represents amounts collected but not yet spent on the contractual obligation to dismantle a portion of La Cygne Unit 2. The obligation will be discharged as the unit is dismantled.
Cost of removal: Represents amount collected, but not yet spent, to dispose of plant assets. This liability will be discharged as removal costs are incurred.
Kansas tax credits: Represents Kansas tax credits on investment in utility plant. Amounts will be credited to customers subsequent to the realization of the credits over the remaining lives of the utility plant giving rise to the tax credits.
Purchase power agreement: Represents the amount included in retail electric rates from customers in excess of costs incurred under purchase power agreements. Amounts are amortized over a five-year period.
Merger customer credits: Represents one-time merger bill credits to KCP&L's Kansas electric retail customers. The credits are expected to be provided to customers in the first quarter of 2019.
Refund of tax reform benefits: Represents amounts collected from customers in 2018 related to federal income tax in excess of the income tax owed by the Evergy Companies as a result of the lower federal income tax rate enacted by the TCJA. Amounts will be refunded to customers in 2019.
Other regulatory liabilities: Includes various regulatory liabilities that individually are relatively small in relation to the total regulatory liability balance. These amounts will be credited over various periods.
6. ASSET RETIREMENT OBLIGATIONS
AROs associated with tangible long-lived assets are legal obligations that exist under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel. These liabilities are recognized at estimated fair value as incurred with a corresponding amount capitalized as part of the cost of the related long-lived assets and depreciated over their useful lives. Accretion of the liabilities due to the passage of time is recorded to a regulatory asset and/or liability. Changes in the estimated fair values of the liabilities are recognized when known.
Westar Energy, KCP&L and GMO have AROs related to asbestos abatement and the closure and post-closure care of ponds and landfills containing coal combustion residuals (CCRs). In addition, Westar Energy and KCP&L have AROs related to decommissioning Wolf Creek Generating Station (Wolf Creek) and the retirement of wind generation facilities.

The following table summarizes the change in the Evergy Companies' AROs.

	Evergy		Westar Energy		KCP&L(a)
	2018	2017	2018	2017	2018	2017
	(millions)
Beginning balance	$405.1	$324.0	$405.1	$324.0	$266.3	$278.0
Liabilities assumed upon merger with Great Plains Energy	412.2	—	—	—	—	—
Liabilities incurred during the year	7.4	13.5	7.4	13.5	—	—
Revision in timing and/or estimates	(150.1)	66.8	(138.7)	66.8	(11.4)	0.3
Settlements	(22.4)	(16.0)	(12.0)	(16.0)	(13.1)	(25.5)
Accretion	34.9	16.8	19.3	16.8	19.2	13.5
Ending balance	$687.1	$405.1	$281.1	$405.1	$261.0	$266.3
Less: current portion	(49.8)	(25.1)	(17.1)	(25.1)	(29.2)	(34.9)
Total noncurrent asset retirement obligation	$637.3	$380.0	$264.0	$380.0	$231.8	$231.4
(a) KCP&L amounts are only included in consolidated Evergy from the date of the closing of the merger, June 4, 2018, through December 31, 2018.
See Note 2 for more information regarding KCP&L's and GMO's ARO liabilities that Evergy assumed as a result of the merger.
In 2018, Evergy and Westar Energy recorded a $127.0 million revision in estimate primarily related to Westar Energy's ARO to decommission its 47% ownership share of Wolf Creek.

7. PROPERTY, PLANT AND EQUIPMENT
The following tables summarize the property, plant and equipment of Evergy, Westar Energy and KCP&L.

December 31, 2018	Evergy	Westar Energy	KCP&L
	(millions)
Electric plant in service	$26,916.7	$13,176.7	$10,439.1
Electric plant acquisition adjustment	740.6	740.6	—
Accumulated depreciation	(9,694.1)	(4,642.8)	(4,022.4)
Plant in service	17,963.2	9,274.5	6,416.7
Construction work in progress	685.2	376.7	204.4
Nuclear fuel, net	133.1	66.1	67.0
Plant to be retired, net (b)	1.0	1.0	—
Net property, plant and equipment	$18,782.5	$9,718.3	$6,688.1

December 31, 2017	Evergy	Westar Energy	KCP&L (a)
	(millions)
Electric plant in service	$12,954.3	$12,954.3	$10,213.2
Electric plant acquisition adjustment	739.0	739.0	—
Accumulated depreciation	(4,651.7)	(4,651.7)	(4,070.3)
Plant in service	9,041.6	9,041.6	6,142.9
Construction work in progress	434.9	434.9	350.3
Nuclear fuel, net	71.4	71.4	72.4
Plant to be retired, net (b)	5.9	5.9	—
Net property, plant and equipment	$9,553.8	$9,553.8	$6,565.6
(a) KCP&L amounts are not included in consolidated Evergy as of December 31, 2017.
(b) As of December 31, 2018 and 2017, represents the planned retirement of Westar Energy analog meters prior to the end of their remaining useful lives.
The following table summarizes the property, plant and equipment of VIEs for Evergy and Westar Energy.

	December 31
	2018	2017
	(millions)
Electric plant of VIEs	$392.1	$392.1
Accumulated depreciation of VIEs	(222.9)	(215.8)
Net property, plant and equipment of VIEs	$169.2	$176.3
Depreciation Expense
The Evergy Companies' depreciation expense is detailed in the following table.

	2018	2017	2016
	(millions)
Evergy (a)	$567.9	$350.0	$316.7
Westar Energy (a)	371.3	350.0	316.7
KCP&L	235.3	228.4	215.4
(a)Approximately $7.1 million, $8.3 million and $9.5 million of depreciation expense in 2018, 2017 and 2016 , respectively, was attributable to property, plant and equipment of VIEs.

8. JOINTLY-OWNED ELECTRIC UTILITY PLANTS
Evergy's, Westar Energy's and KCP&L's share of jointly-owned electric utility plants at December 31, 2018, are detailed in the following tables.

Evergy
	Wolf Creek Unit	La Cygne Units (a)	Iatan No. 1 Unit	Iatan No. 2 Unit	Iatan Common	Jeffrey Energy Center(b)	State Line
	(millions, except MW amounts)
Evergy's share	94%	100%	88%	73%	79%	100%	40%

Utility plant in service	$3,724.9	$2,228.0	$707.3	$1,374.5	$504.9	$2,392.5	$114.1
Accumulated depreciation	1,760.8	737.1	257.3	426.7	127.8	861.0	71.3
Nuclear fuel, net	133.1	—	—	—	—	—	—
Construction work in progress	171.6	41.8	27.1	30.5	26.5	33.2	0.4
2019 accredited capacity-MWs	1,104	1,398	616	641	NA	2,187	196

(a)
The VIE consolidated by Evergy and Westar Energy holds its 50% leasehold interest in La Cygne Unit 2. This 50% leasehold interest in La Cygne Unit 2 is reflected in the information provided above. See Note 7 for additional information.

(b)	Evergy and Westar Energy's 8% leasehold interest in Jeffrey Energy Center is reflected in the information provided above.

Westar Energy
	Wolf Creek Unit	La Cygne Units (a)	Jeffrey Energy Center(b)	State Line
	(millions, except MW amounts)
Westar Energy's share	47%	50%	92%	40%

Utility plant in service	$1,833.7	$1,033.5	$2,189.6	$114.1
Accumulated depreciation	825.3	408.6	778.6	71.3
Nuclear fuel, net	66.1	—	—	—
Construction work in progress	83.7	34.0	30.6	0.4
2019 accredited capacity-MWs	552	699	2,012	196

(a)
The VIE consolidated by Evergy and Westar Energy holds its 50% leasehold interest in La Cygne Unit 2. This 50% leasehold interest in La Cygne Unit 2 is reflected in the information provided above. See Note 7 for additional information.

(b)	Evergy's and Westar Energy's 8% leasehold interest in Jeffrey Energy Center is reflected in the information provided above.

KCP&L
	Wolf Creek Unit	La Cygne Units	Iatan No. 1 Unit	Iatan No. 2 Unit	Iatan Common
	(millions, except MW amounts)
KCP&L's share	47%	50%	70%	55%	61%

Utility plant in service	$1,891.2	$1,194.5	$567.4	$1,060.3	$414.8
Accumulated depreciation	935.5	328.5	203.2	378.4	112.8
Nuclear fuel, net	67.0	—	—	—	—
Construction work in progress	87.9	7.8	3.3	6.2	15.0
2019 accredited capacity-MWs	552	699	490	482	NA

Each owner must fund its own portion of the plant's operating expenses and capital expenditures. The Evergy Companies' share of direct expenses are included in the appropriate operating expense classifications in Evergy's, Westar Energy's and KCP&L's consolidated financial statements.
9. PENSION PLANS AND POST-RETIREMENT BENEFITS
Evergy and certain of its subsidiaries maintain, and Westar Energy and KCP&L participate in, qualified non-contributory defined benefit pension plans covering the majority of Westar Energy's and KCP&L's employees as well as certain non-qualified plans covering certain active and retired officers. Evergy is also responsible for its 94% ownership share of Wolf Creek's defined benefit plans, consisting of Westar Energy's and KCP&L's respective 47% ownership shares.
For the majority of employees, pension benefits under these plans reflect the employees' compensation, years of service and age at retirement. However, for the plan covering Westar Energy's employees, the benefits for non-union employees hired between 2002 and the second quarter of 2018 and union employees hired beginning in 2012 are derived from a cash balance account formula. The plan was closed to future non-union employees in 2018. For the plans covering KCP&L's employees, the benefits for union employees hired beginning in 2014 are derived from a cash balance account formula and the plans were closed to future non-union employees in 2014.
Evergy and its subsidiaries also provide certain post-retirement health care and life insurance benefits for substantially all retired employees of Westar Energy and KCP&L and their respective shares of Wolf Creek's post-retirement benefit plans.
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

The following pension benefits tables provide information relating to the funded status of all defined benefit pension plans on an aggregate basis as well as the components of net periodic benefit costs. For financial reporting purposes, the market value of plan assets is the fair value. Net periodic benefit costs reflect total plan benefit costs prior to the effects of capitalization and sharing with joint owners of power plants. KCP&L amounts are only included in consolidated Evergy from the date of the closing of the merger, June 4, 2018, through December 31, 2018.

	Pension Benefits			Post-Retirement Benefits
	Evergy	Westar Energy	KCP&L	Evergy	Westar Energy	KCP&L
Change in projected benefit obligation (PBO)	(millions)
PBO at January 1, 2018	$1,367.0	$1,367.0	$1,331.7	$138.6	$138.6	$133.2
Service cost	60.7	32.2	48.6	2.3	1.3	2.0
Interest cost	82.5	50.7	49.9	8.0	5.0	4.8
Contribution by participants	—	—	—	5.6	1.8	6.6
Plan amendments	13.4	11.4	2.0	—	—	—
Actuarial (gain) loss	(98.8)	(100.1)	(89.6)	(11.3)	(2.6)	(18.0)
Benefits paid	(137.9)	(97.9)	(70.2)	(17.3)	(10.5)	(12.9)
Obligations assumed upon merger with Great Plains Energy	1,275.9	—	—	123.4	—	—
Other	(9.4)	(4.4)	—	—	—	—
PBO at December 31, 2018	$2,553.4	$1,258.9	$1,272.4	$249.3	$133.6	$115.7
Change in plan assets
Fair value of plan assets at January 1, 2018	$887.0	$887.0	$848.4	$124.1	$124.1	$115.8
Actual return on plan assets	(79.7)	(30.9)	(60.1)	(7.5)	(7.4)	(1.2)
Contributions by employer and participants	114.5	47.9	80.3	11.6	3.2	11.4
Benefits paid	(134.0)	(95.0)	(69.8)	(16.7)	(10.2)	(12.4)
Assets acquired upon merger with Great Plains Energy	825.0	—	—	111.8	—	—
Other	(9.4)	(4.4)	—	—	—	—
Fair value of plan assets at December 31, 2018	$1,603.4	$804.6	$798.8	$223.3	$109.7	$113.6
Funded status at December 31, 2018	$(950.0)	$(454.3)	$(473.6)	$(26.0)	$(23.9)	$(2.1)

	Pension Benefits			Post-Retirement Benefits
	Evergy	Westar Energy	KCP&L	Evergy	Westar Energy	KCP&L
Amounts recognized in the consolidated balance sheets	(millions)
Non-current asset	$—	$—	$—	$17.5	$—	$17.5
Current pension and other post-retirement liability	(4.4)	(2.6)	(0.5)	(1.7)	(0.9)	(0.8)
Noncurrent pension liability and other post-retirement liability	(945.6)	(451.7)	(473.1)	(41.8)	(23.0)	(18.8)
Net amount recognized before regulatory treatment	(950.0)	(454.3)	(473.6)	(26.0)	(23.9)	(2.1)
Accumulated OCI or regulatory asset/liability	419.9	337.5	362.4	(6.0)	0.8	(26.0)
Net amount recognized at December 31, 2018	$(530.1)	$(116.8)	$(111.2)	$(32.0)	$(23.1)	$(28.1)
Amounts in accumulated OCI or regulatory asset/liability not yet recognized as a component of net periodic benefit cost:
Actuarial (gain) loss	$403.6	$323.2	$226.3	$(7.8)	$(1.0)	$(11.0)
Prior service cost	16.3	14.3	3.8	1.8	1.8	(8.1)
Other	—	—	132.3	—	—	(6.9)
Net amount recognized at December 31, 2018	$419.9	$337.5	$362.4	$(6.0)	$0.8	$(26.0)

	Pension Benefits			Post-Retirement Benefits
	Evergy	Westar Energy	KCP&L	Evergy	Westar Energy	KCP&L
Change in projected benefit obligation (PBO)	(millions)
PBO at January 1, 2017	$1,241.0	$1,241.0	$1,220.6	$136.8	$136.8	$130.1
Service cost	28.7	28.7	44.2	1.2	1.2	2.1
Interest cost	52.4	52.4	52.6	5.5	5.5	5.4
Contribution by participants	—	—	—	1.5	1.5	6.0
Actuarial loss	107.0	107.0	134.9	2.8	2.8	2.1
Benefits paid	(62.1)	(62.1)	(34.7)	(9.2)	(9.2)	(12.5)
Settlements and special termination benefits	—	—	(85.9)	—	—	—
PBO at December 31, 2017	$1,367.0	$1,367.0	$1,331.7	$138.6	$138.6	$133.2
Change in plan assets
Fair value of plan assets at January 1, 2017	$797.2	$797.2	$776.8	$115.6	$115.6	$115.6
Actual return on plan assets	113.1	113.1	114.8	15.6	15.6	1.8
Contributions by employer and participants	36.3	36.3	76.9	1.9	1.9	10.4
Benefits paid	(59.6)	(59.6)	(34.5)	(9.0)	(9.0)	(12.0)
Settlements	—	—	(85.6)	—	—	—
Fair value of plan assets at December 31, 2017	$887.0	$887.0	$848.4	$124.1	$124.1	$115.8
Funded status at December 31, 2017	$(480.0)	$(480.0)	$(483.3)	$(14.5)	$(14.5)	$(17.4)

	Pension Benefits			Post-Retirement Benefits
	Evergy	Westar Energy	KCP&L	Evergy	Westar Energy	KCP&L
Amounts recognized in the consolidated balance sheets	(millions)
Non-current asset	$—	$—	$—	$—	$—	$12.8
Current pension and other post-retirement liability	(2.5)	(2.5)	(0.6)	(0.8)	(0.8)	(0.8)
Noncurrent pension liability and other post-retirement liability	(477.5)	(477.5)	(482.7)	(13.7)	(13.7)	(29.4)
Net amount recognized before regulatory treatment	(480.0)	(480.0)	(483.3)	(14.5)	(14.5)	(17.4)
Accumulated OCI or regulatory asset/liability	372.6	372.6	379.7	(11.1)	(11.1)	(12.2)
Net amount recognized at December 31, 2017	$(107.4)	$(107.4)	$(103.6)	$(25.6)	$(25.6)	$(29.6)
Amounts in accumulated OCI or regulatory asset/liability not yet recognized as a component of net periodic benefit cost:
Actuarial (gain) loss	$369.0	$369.0	$245.5	$(13.3)	$(13.3)	$2.8
Prior service cost	3.6	3.6	2.5	2.2	2.2	(8.0)
Other	—	—	131.7	—	—	(7.0)
Net amount recognized at December 31, 2017	$372.6	$372.6	$379.7	$(11.1)	$(11.1)	$(12.2)

As of December 31, 2018 and 2017, Evergy's pension benefits include non-qualified benefit obligations of $46.9 million and $27.4 million, respectively, which are funded by trusts containing assets of $43.8 million and $34.3 million, respectively. As of December 31, 2018 and 2017, Westar Energy's pension benefits include non-qualified benefit obligations of $24.8 million and $27.4 million, respectively, which are funded by trusts containing assets of $30.6 million and $34.3 million, respectively. The assets in the aforementioned trusts are not included in the table above. See Note 13 for more information on these amounts.

	Pension Benefits			Post-Retirement Benefits
Year Ended December 31, 2018	Evergy	Westar Energy	KCP&L	Evergy	Westar Energy	KCP&L
Components of net periodic benefit costs	(millions)
Service cost	$60.7	$32.2	$48.6	$2.3	$1.3	$2.0
Interest cost	82.5	50.7	49.9	8.0	5.0	4.8
Expected return on plan assets	(86.4)	(55.9)	(55.5)	(8.8)	(7.0)	(2.8)
Prior service cost	0.7	0.7	0.7	0.5	0.5	0.1
Recognized net actuarial (gain) loss	32.6	32.6	45.1	(0.6)	(0.6)	(0.2)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	90.1	60.3	88.8	1.4	(0.8)	3.9
Regulatory adjustment	8.3	8.8	0.7	(1.7)	(2.0)	(0.1)
Intercompany allocations	n/a	—	(21.6)	n/a	—	(1.1)
Net periodic benefit costs	98.4	69.1	67.9	(0.3)	(2.8)	2.7
Other changes in plan assets and benefit obligations recognized in OCI or regulatory assets/liabilities
Current year net (gain) loss	67.2	(13.2)	25.9	4.9	11.7	(14.0)
Amortization of gain (loss)	(32.6)	(32.6)	(45.1)	0.6	0.6	0.2
Prior service cost	13.4	11.4	2.0	—	—	—
Amortization of prior service cost	(0.7)	(0.7)	(0.7)	(0.5)	(0.5)	(0.1)
Other regulatory activity	—	—	0.6	—	—	—
Total recognized in OCI or regulatory asset/liability	47.3	(35.1)	(17.3)	5.0	11.8	(13.9)
Total recognized in net periodic benefit costs and OCI or regulatory asset/liability	$145.7	$34.0	$50.6	$4.7	$9.0	$(11.2)

	Pension Benefits			Post-Retirement Benefits
Year Ended December 31, 2017	Evergy	Westar Energy	KCP&L	Evergy	Westar Energy	KCP&L
Components of net periodic benefit costs	(millions)
Service cost	$28.7	$28.7	$44.2	$1.2	$1.2	$2.1
Interest cost	52.4	52.4	52.6	5.5	5.5	5.4
Expected return on plan assets	(53.6)	(53.6)	(51.2)	(6.9)	(6.9)	(2.5)
Prior service cost	0.7	0.7	0.7	0.5	0.5	—
Recognized net actuarial (gain) loss	26.9	26.9	49.0	(0.8)	(0.8)	(0.5)
Settlement and special termination benefits	0.4	0.4	16.3	—	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	55.5	55.5	111.6	(0.5)	(0.5)	4.5
Regulatory adjustment	14.5	14.5	(9.2)	(1.9)	(1.9)	1.3
Intercompany allocations	n/a	—	(37.1)	n/a	—	(1.5)
Net periodic benefit costs	70.0	70.0	65.3	(2.4)	(2.4)	4.3
Other changes in plan assets and benefit obligations recognized in OCI or regulatory assets/liabilities
Current year net (gain) loss	47.1	47.1	71.3	(5.8)	(5.8)	3.0
Amortization of gain (loss)	(26.9)	(26.9)	(64.9)	0.8	0.8	0.5
Amortization of prior service cost	(0.7)	(0.7)	(0.7)	(0.5)	(0.5)	—
Other regulatory activity	—	—	6.1	—	—	—
Total recognized in OCI or regulatory asset/liability	19.5	19.5	11.8	(5.5)	(5.5)	3.5
Total recognized in net periodic benefit costs and OCI or regulatory asset/liability	$89.5	$89.5	$77.1	$(7.9)	$(7.9)	$7.8

	Pension Benefits			Post-Retirement Benefits
Year Ended December 31, 2016	Evergy	Westar Energy	KCP&L	Evergy	Westar Energy	KCP&L
Components of net periodic benefit costs	(millions)
Service cost	$25.3	$25.3	$42.0	$1.2	$1.2	$2.6
Interest cost	53.4	53.4	52.9	5.9	5.9	6.1
Expected return on plan assets	(52.3)	(52.3)	(49.2)	(6.9)	(6.9)	(3.0)
Prior service cost	0.8	0.8	0.7	0.5	0.5	1.2
Recognized net actuarial (gain) loss	24.9	24.9	51.8	(1.1)	(1.1)	(1.5)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	52.1	52.1	98.2	(0.4)	(0.4)	5.4
Regulatory adjustment	16.4	16.4	(3.1)	(1.9)	(1.9)	3.6
Intercompany allocations	n/a	—	(36.0)	n/a	—	(1.9)
Net periodic benefit costs	68.5	68.5	59.1	(2.3)	(2.3)	7.1
Other changes in plan assets and benefit obligations recognized in OCI or regulatory assets/liabilities
Current year net (gain) loss	62.8	62.8	63.6	3.1	3.1	1.0
Amortization of gain (loss)	(24.9)	(24.9)	(51.8)	1.1	1.1	1.5
Prior service cost	(3.4)	(3.4)	—	—	—	(10.1)
Amortization of prior service cost	(0.8)	(0.8)	(0.7)	(0.5)	(0.5)	(1.2)
Other regulatory activity	—	—	(2.9)	—	—	(1.9)
Total recognized in OCI or regulatory asset/liability	33.7	33.7	8.2	3.7	3.7	(10.7)
Total recognized in net periodic benefit costs and OCI or regulatory asset/liability	$102.2	$102.2	$67.3	$1.4	$1.4	$(3.6)

For financial reporting purposes, the estimated prior service cost and net actuarial (gain) loss for the defined benefit plans are amortized from accumulated other comprehensive income (OCI) or a regulatory asset into net periodic benefit cost. The Evergy Companies amortize prior service cost on a straight-line basis over the average future service of the active employees (plan participants) benefiting under the plan at the time of the amendment. Evergy and Westar Energy amortize the net actuarial (gain) loss on a straight-line basis over the average future service of active plan participants benefiting under the plan without application of an amortization corridor. KCP&L amortizes the net actuarial (gain) loss on a rolling five-year average basis. The estimated amounts to be amortized in 2019 are detailed in the following table.

	Pension Benefits			Post-Retirement Benefits
	Evergy	Westar Energy	KCP&L	Evergy	Westar Energy	KCP&L
	(millions)
Actuarial (gain) loss amortization	$27.5	$25.4	$48.3	$(1.2)	$(0.5)	$(1.5)
Prior service cost amortization	1.9	1.7	0.9	0.5	0.5	—
Pension and other post-retirement benefit plans with the PBO, ABO or accumulated other post-retirement benefit obligation (APBO) in excess of the fair value of plan assets at year-end are detailed in the following tables. KCP&L amounts are not included in consolidated Evergy as of December 31, 2017.

December 31, 2018	Evergy	Westar Energy	KCP&L
	(millions)
ABO for all defined benefit pension plans	$2,257.9	$1,139.1	$1,096.7
Pension plans with the PBO in excess of plan assets
Projected benefit obligation	$2,553.4	$1,258.9	$1,272.4
Fair value of plan assets	1,603.4	804.6	798.8
Pension plans with the ABO in excess of plan assets
Accumulated benefit obligation	$2,257.9	$1,139.1	$1,096.7
Fair value of plan assets	1,603.4	804.6	798.8
Other post-retirement benefit plans with the APBO in excess of plan assets
Accumulated other post-retirement benefit obligation	$249.3	$133.6	$57.7
Fair value of plan assets	223.3	109.7	38.2

December 31, 2017	Evergy	Westar Energy	KCP&L
	(millions)
ABO for all defined benefit pension plans	$1,219.6	$1,219.6	$1,155.5
Pension plans with the PBO in excess of plan assets
Projected benefit obligation	$1,367.0	$1,367.0	$1,331.7
Fair value of plan assets	887.0	887.0	848.4
Pension plans with the ABO in excess of plan assets
Accumulated benefit obligation	$1,219.6	$1,219.6	$1,155.5
Fair value of plan assets	887.0	887.0	848.4
Other post-retirement benefit plans with the APBO in excess of plan assets
Accumulated other post-retirement benefit obligation	$138.6	$138.6	$111.6
Fair value of plan assets	124.1	124.1	81.5

The expected long-term rate of return on plan assets represents the Evergy Companies' estimate of the long-term return on plan assets and is based on historical and projected rates of return for current and planned asset classes in the plans' investment portfolios. Assumed projected rates of return for each asset class were selected after analyzing historical experience and future expectations of the returns of various asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolios was developed and adjusted for the effect of projected benefits paid from plan assets and future plan contributions.
The following tables provide the weighted-average assumptions used to determine benefit obligations and net costs. KCP&L amounts are not included in consolidated Evergy as of December 31, 2017.

Weighted-average assumptions used to determine the benefit obligation at December 31, 2018	Pension Benefits			Post-Retirement Benefits
	Evergy	Westar Energy	KCP&L	Evergy	Westar Energy	KCP&L
Discount rate	4.35%	4.35%	4.36%	4.33%	4.33%	4.33%
Rate of compensation increase	3.76%	4.03%	3.64%	3.50%	n/a	3.50%

Weighted-average assumption used to determine the benefit obligation at December 31, 2017	Pension Benefits			Post-Retirement Benefits
	Evergy	Westar Energy	KCP&L	Evergy	Westar Energy	KCP&L
Discount rate	3.73%	3.73%	3.72%	3.67%	3.67%	3.64%
Rate of compensation increase	4.00%	4.00%	3.62%	4.00%	4.00%	3.50%

Weighted-average assumptions used to determine net costs for the year ended December 31, 2018	Pension Benefits			Post-Retirement Benefits
	Evergy	Westar Energy	KCP&L	Evergy	Westar Energy	KCP&L
Discount rate	3.73%	3.73%	3.72%	3.67%	3.73%	3.64%
Expected long-term return on plan assets	6.52%	6.67%	6.46%	6.00%	6.00%	2.80%
Rate of compensation increase	3.92%	4.00%	3.62%	3.50%	n/a	3.50%

Weighted-average assumptions used to determine net costs for the year ended December 31, 2017	Pension Benefits			Post-Retirement Benefits
	Evergy	Westar Energy	KCP&L	Evergy	Westar Energy	KCP&L
Discount rate	4.25%	4.25%	4.31%	4.31%	4.31%	4.20%
Expected long-term return on plan assets	6.64%	6.64%	6.73%	6.00%	6.00%	2.00%
Rate of compensation increase	4.00%	4.00%	3.62%	4.00%	4.00%	3.50%
Evergy expects to contribute $115.5 million to the pension plans in 2019 to meet Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and regulatory orders, of which $37.0 million is expected to be paid by Westar Energy and $78.5 million is expected to be paid by KCP&L. The Evergy Companies' funding policy is to contribute amounts sufficient to meet the ERISA funding requirements and MPSC and KCC rate orders plus additional amounts as considered appropriate; therefore, actual contributions may differ from expected contributions. Also in 2019, Evergy expects to contribute $2.8 million to the post-retirement benefit plans, of which $0.7 million is expected to be paid by Westar Energy and $2.1 million is expected to be paid by KCP&L.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid through 2028.

	Pension Benefits			Post-Retirement Benefits
	Evergy	Westar Energy	KCP&L	Evergy	Westar Energy	KCP&L
	(millions)
2019	$193.0	$96.7	$94.9	$20.3	$10.9	$9.4
2020	188.9	94.9	92.8	19.8	11.0	8.9
2021	189.4	95.3	92.8	20.6	11.3	9.3
2022	187.4	92.7	93.4	21.1	11.5	9.6
2023	186.1	90.0	94.7	21.5	11.7	9.8
2024-2028	928.7	432.7	488.3	110.7	58.5	52.1
Westar Energy and KCP&L each maintain separate trusts for both their qualified pension and post-retirement benefits. These plans are managed in accordance with prudent investor guidelines contained in the ERISA requirements.
The primary objective of the Westar Energy pension plan is to provide a source of retirement income for its participants and beneficiaries, and the primary financial objective of the plan is to improve its funded status. The primary objective of the Westar Energy post-retirement benefit plan is growth in assets and the preservation of principal, while minimizing interim volatility, to meet anticipated claims of plan participants.
The primary objective of the KCP&L pension plans is to earn the highest possible return on plan assets within a reasonable and prudent level of risk. The primary objective of the KCP&L post-retirement benefit plans is to preserve capital, maintain sufficient liquidity and earn a consistent rate of return.
The investment strategies of both the Westar Energy and KCP&L pension and post-retirement plans support the above objectives of the plans. The portfolios are invested, and periodically rebalanced, to achieve the targeted allocations detailed below. The following table provides the target asset allocations by asset class for the Westar Energy and KCP&L pension and other post-retirement plan assets.

	Pension Benefits		Post-Retirement Benefits
	Westar Energy	KCP&L	Westar Energy	KCP&L
Domestic equities	29%	32%	52%	3%
International equities	20%	21%	13%	—%
Bonds	36%	36%	35%	85%
Mortgage & asset backed securities	—%	—%	—%	4%
Real estate investments	4%	6%	—%	—%
Other investments	11%	5%	—%	8%
Fair Value Measurements
Evergy classifies recurring and non-recurring fair value measurements based on the fair value hierarchy as discussed in Note 13. The following are descriptions of the valuation methods of the primary fair value measurements disclosed below.
Domestic equities - consist of individually held domestic equity securities and domestic equity mutual funds. Securities and funds, which are publicly quoted, are valued based on quoted prices in active markets and are categorized as Level 1. Funds that are traded in less than active markets or priced with models using highly observable inputs are categorized as Level 2. Funds that are valued by fund administrators using the net asset value

(NAV) per fund share, derived from the quoted prices in active markets of the underlying securities are not classified within the fair value hierarchy.
International equities - consist of individually held international equity securities and international equity mutual funds. Securities and funds, which are publicly quoted, are valued based on quoted prices in active markets and are categorized as Level 1. Funds that are traded in less than active markets or priced with models using highly observable inputs are categorized as Level 2. Funds that are valued by fund administrators using the NAV per fund share, derived from the quoted prices in active markets of the underlying securities are not classified within the fair value hierarchy.
Bond funds - consist of funds maintained by investment companies that invest in various types of fixed income securities consistent with the funds' stated objectives. Funds that are traded in less than active markets or are priced with models using highly observable inputs are categorized as Level 2 and funds that are valued by fund administrators using the NAV per fund share, derived from the quoted prices in active markets of the underlying securities, are not classified within the fair value hierarchy.
Corporate bonds - consists of individually held, primarily domestic, corporate bonds that are traded in less than active markets or priced with models using highly observable inputs that are categorized as Level 2.
U.S. Treasury and agency bonds - consists of individually held U.S. Treasury securities and U.S. agency bonds. U.S. Treasury securities, which are publicly quoted, are valued based on quoted prices in active markets and are categorized as a Level 1. U.S. agency bonds, which are publicly quoted, are traded in less than active markets or priced with models using highly observable inputs and are categorized as Level 2.
Mortgage and asset backed securities - consists of individually held securities that are traded in less than active markets or valued with models using highly observable inputs that are categorized as Level 2.
Real estate investments - consists of traded real estate investment trusts valued at the closing price reported on the major market on which the trusts are traded and are categorized as Level 1 and institutional trust funds valued at NAV per fund share and are not categorized in the fair value hierarchy.
Combination debt/equity/other fund - consists of a fund that invests in various types of debt, equity and other asset classes consistent with the fund's stated objectives. The fund, which is publicly quoted, is valued based on quoted prices in active markets and is categorized as Level 1.
Alternative investments - consists of investments in institutional trust and hedge funds that are valued by fund administrators using the NAV per fund share, derived from the underlying investments of the fund, and are not classified within the fair value hierarchy.
Short-term investments - consists of fund investments in high-quality, short-term, U.S. dollar-denominated instruments with an average maturity of 60 days that are valued at NAV per fund share and are not categorized in the fair value hierarchy.
Cash and cash equivalents - consists of investments with original maturities of three months or less when purchased that are traded in active markets and are categorized as Level 1.

The fair values of the Evergy Companies' pension plan assets at December 31, 2018 and 2017, by asset category are in the following tables.

		Fair Value Measurements Using
Description	December 31 2018	Level 1	Level 2	Level 3	Assets measured at NAV
	(millions)
Westar Energy Pension Plans
Domestic equities	$215.0	$144.7	$—	$—	$70.3
International equities	138.7	91.8	—	—	46.9
Bond funds	296.4	255.4	—	—	41.0
Real estate investments	44.8	—	—	—	44.8
Combination debt/equity/other fund	30.1	30.1	—	—	—
Alternative investment funds	73.6	—	—	—	73.6
Short-term investments	6.0	—	—	—	6.0
Total	$804.6	$522.0	$—	$—	$282.6

KCP&L Pension Plans
Domestic equities	$238.1	$198.6	$—	$—	$39.5
International equities	150.9	104.0	—	—	46.9
Bond funds	67.4	19.3	—	—	48.1
Corporate bonds	123.6	—	123.6	—	—
U.S. Treasury and agency bonds	69.9	52.4	17.5	—	—
Mortgage and asset backed securities	5.5	—	5.5	—	—
Real estate investments	48.2	12.6	—	—	35.6
Combination debt/equity/other fund	13.5	13.5	—	—	—
Alternative investment funds	31.6	—	—	—	31.6
Cash and cash equivalents	49.8	49.8	—	—	—
Other	0.3	—	0.3	—	—
Total	$798.8	$450.2	$146.9	$—	$201.7

		Fair Value Measurements Using
Description	December 31 2017	Level 1	Level 2	Level 3	Assets measured at NAV
	(millions)
Westar Energy Pension Plans(a)
Domestic equities	$256.1	$—	$232.2	$—	$23.9
International equities	177.9	—	177.9	—	—
Bond funds	299.5	—	299.5	—	—
Real estate investments	41.8	—	—	—	41.8
Combination debt/equity/other fund	36.2	—	36.2	—	—
Alternative investment funds	70.3	—	17.0	—	53.3
Short-term investments	5.2	—	5.2	—	—
Total	$887.0	$—	$768.0	$—	$119.0

KCP&L Pension Plans
Domestic equities	$263.9	$220.5	$—	$—	$43.4
International equities	176.0	123.5	—	—	52.5
Bond funds	71.8	21.4	—	—	50.4
Corporate bonds	125.8	—	125.8	—	—
U.S. Treasury and agency bonds	69.8	51.5	18.3	—	—
Mortgage and asset backed securities	5.9	—	5.9	—	—
Real estate investments	46.4	13.6	—	—	32.8
Combination debt/equity/other fund	15.9	15.9	—	—	—
Alternative investment funds	32.7	—	—	—	32.7
Cash and cash equivalents	35.6	35.6	—	—	—
Other	4.6	—	4.6	—	—
Total	$848.4	$482.0	$154.6	$—	$211.8

(a)
In 2018, Evergy and Westar Energy re-evaluated the classification, within the fair value hierarchy, of their various fund investments within the Westar Energy Pension Plans. As a result, Evergy and Westar Energy determined that certain fund investments within the Westar Energy Pension Plans in the amount of $607.6 million as of December 31, 2017, should have been classified as Level 1, instead of Level 2. This determination is based on the fact that the fair value of these funds is based on daily published prices at which Evergy and Westar Energy are able to redeem their investments without restriction on a daily basis. Evergy and Westar Energy also determined that certain fund investments within the Westar Energy Pension Plans in the amount of $160.4 million as of December 31, 2017, should have been measured using the NAV per share (or its equivalent) practical expedient, instead of as a Level 2 investment. This determination is based on the fact that these funds do not meet the definition of readily determinable fair value due to the absence of a published NAV. Evergy and Westar Energy have determined that these errors are immaterial to their current and previously filed financial reports and accordingly, have not revised prior periods but have reflected the changes in fair value hierarchy classification as of December 31, 2018.

The fair values of the Evergy Companies' post-retirement plan assets at December 31, 2018 and 2017, by asset category are in the following tables.

		Fair Value Measurements Using
Description	December 31 2018	Level 1	Level 2	Level 3	Assets measured at NAV
	(millions)
Westar Energy Post-Retirement Benefit Plans
Domestic equities	$56.4	$—	$—	$—	$56.4
International equities	14.0	—	—	—	14.0
Bond funds	38.4	—	—	—	38.4
Short-term investments	0.7	—	—	—	0.7
Cash and cash equivalents	0.2	0.2	—	—	—
Total	$109.7	$0.2	$—	$—	$109.5

KCP&L Post-Retirement Benefit Plans
Domestic equities	$2.5	$2.5	$—	$—	$—
International equities	0.9	0.9	—	—	—
Bond funds	75.0	0.2	—	—	74.8
Corporate bonds	17.4	—	17.4	—	—
U.S. Treasury and agency bonds	10.3	2.6	7.7	—	—
Mortgage and asset backed securities	2.5	—	2.5	—	—
Cash and cash equivalents	4.7	4.7	—	—	—
Other	0.3	—	0.3	—	—
Total	$113.6	$10.9	$27.9	$—	$74.8

		Fair Value Measurements Using
Description	December 31 2017	Level 1	Level 2	Level 3	Assets measured at NAV
	(millions)
Westar Energy Post-Retirement Benefit Plans(a)
Domestic equities	$65.2	$—	$65.2	$—	$—
International equities	16.2	—	16.2	—	—
Bond funds	42.1	—	42.1	—	—
Cash and cash equivalents	0.6	—	0.6	—	—
Total	$124.1	$—	$124.1	$—	$—

KCP&L Post-Retirement Benefit Plans
Domestic equities	$3.7	$3.7	$—	$—	$—
Bond funds	56.6	0.2	—	—	56.4
Corporate bonds	16.7	—	16.7	—	—
U.S. Treasury and agency bonds	8.5	3.0	5.5	—	—
Mortgage and asset backed securities	3.6	—	3.6	—	—
Cash and cash equivalents	25.3	25.3	—	—	—
Other	1.4	—	1.4	—	—
Total	$115.8	$32.2	$27.2	$—	$56.4

(a)
In 2018, Evergy and Westar Energy re-evaluated the classification, within the fair value hierarchy, of their various fund investments within the Westar Energy Post-Retirement Benefit Plans. As a result, Evergy and Westar Energy determined that certain fund investments within the Westar Energy Post-Retirement Benefit Plans in the amount of $124.1 million as of December 31, 2017, should have been measured using the NAV per share (or its equivalent) practical expedient, instead of as a Level 2 investment. This determination is based on the fact that these funds do not meet the definition of readily determinable fair value due to the absence of a published NAV. Evergy and Westar Energy have determined that this error is immaterial to their current and previously filed financial reports and accordingly, have not revised prior periods but have reflected the changes in fair value hierarchy classification as of December 31, 2018.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The cost trend assumptions are detailed in the following table.

Assumed annual health care cost growth rates as of December 31, 2018	Evergy	Westar Energy	KCP&L
Health care cost trend rate assumed for next year	6.5%	6.5%	6.5%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%
Year that rate reaches ultimate trend	2027	2027	2027

Assumed annual health care cost growth rates as of December 31, 2017	Evergy	Westar Energy	KCP&L
Health care cost trend rate assumed for next year	6.0%	6.0%	6.8%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.0%	5.0%	4.5%
Year that rate reaches ultimate trend	2020	2020	2027

The effects of a one-percentage point change in the assumed health care cost trend rates, holding all other assumptions constant, at December 31, 2018, are detailed in the following table.

	Evergy	Westar Energy(a)	KCP&L
Effect of 1% increase	(millions)
Effect on total service and interest component	$—	$—	$0.1
Effect on post-retirement benefit obligation	0.2	(0.1)	—
Effect of 1% decrease
Effect on total service and interest component	$—	$—	$0.3
Effect on post-retirement benefit obligation	(0.1)	0.1	(0.2)
(a)Westar Energy includes only the effect of health care cost trend rates for Wolf Creek because the Westar Energy post-retirement benefit plan includes a fixed monthly stipend for health care and therefore is not affected by changes in health care costs.
Employee Savings Plans
Evergy has defined contribution savings plans (401(k)) that cover substantially all employees. Evergy matches employee contributions, subject to limits. The annual costs of the plans are detailed in the following table. KCP&L amounts are only included in consolidated Evergy from the date of the closing of the merger, June 4, 2018, through December 31, 2018.

	2018	2017	2016
	(millions)
Evergy	$16.3	$9.7	$9.6
Westar Energy	9.9	9.7	9.6
KCP&L	8.3	7.7	8.0
10. EQUITY COMPENSATION
Upon the consummation of the merger, Evergy assumed both Westar Energy's Long-Term Incentive and Share Award plan (LTISA) and Great Plains Energy's Amended Long-Term Incentive Plan, which was renamed the Evergy, Inc. Long-Term Incentive Plan. All outstanding share-based payment awards under Westar Energy's LTISA vested at the closing of the merger transaction and were converted into a right to receive Evergy common stock with the exception of certain RSUs and deferred director share units issued prior to the closing of the merger to certain directors, officers and employees of Westar Energy. The vesting of these shares resulted in the recognition of $14.6 million of compensation expense in Evergy's and Westar Energy's consolidated statements of income and comprehensive income for 2018.

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

The following table summarizes the Evergy Companies' equity compensation expense and the associated income tax benefit.

	2018	2017	2016
Evergy	(millions)
Equity compensation expense	$30.7	$8.9	$9.2
Income tax benefit	1.4	3.5	3.7
Westar Energy
Equity compensation expense	$24.8	$8.9	$9.2
Income tax benefit	1.4	3.5	3.7
KCP&L(a)
Equity compensation expense	$6.5	$4.2	$3.2
Income tax benefit	0.1	1.6	1.0
(a) KCP&L amounts are only included in consolidated Evergy from the date of the closing of the merger, June 4, 2018, through December 31, 2018.
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
Performance share activity for 2018 is summarized in the following table.

	Performance Shares	Grant Date Fair Value*
Beginning balance January 1, 2018	—	$—
Converted Great Plains Energy awards upon merger	351,708	63.79
Forfeited	(3,212)	63.44
Ending balance December 31, 2018	348,496	63.80
* weighted-average
At December 31, 2018, the remaining weighted-average contractual term was 1.0 years.  The weighted-average grant-date fair value of shares granted in 2018 was $63.79. At December 31, 2018, there was $6.6 million of total unrecognized compensation expense, net of forfeiture rates, related to converted Great Plains Energy performance shares granted under its Amended Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.
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
Restricted stock activity for 2018 is summarized in the following table.

	Nonvested Restricted Stock	Grant Date Fair Value*
Beginning balance January 1, 2018	—	$—
Converted Great Plains Energy awards upon merger	122,505	54.05
Vested	(4,760)	54.50
Forfeited	(1,070)	54.04
Ending balance December 31, 2018	116,675	54.03
* weighted-average
At December 31, 2018, the remaining weighted-average contractual term was 1.2 years.  The weighted-average grant-date fair value of shares granted in 2018 was $54.05. At December 31, 2018, there was $2.6 million of total unrecognized compensation expense, net of forfeiture rates, related to converted Great Plains Energy restricted stock granted under its Amended Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term. The total fair value of shares vested was $0.3 million for 2018.
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
Evergy measures the fair value of RSUs with only service requirements based on the fair market value of the underlying common stock as of the grant date. RSU awards with only service conditions recognize compensation expense by multiplying shares by the grant-date fair value related to the RSU and recognizing it on a straight-line basis over the requisite service period for the entire award, including for those RSUs that have a graded vesting schedule. Nonforfeitable dividend equivalents, or the rights to receive cash equal to the value of dividends paid on Evergy's common stock, are paid on certain of these RSUs during the vesting period. Nonforfeitable dividend equivalents are recorded directly to retained earnings.

RSU activity for awards with only service requirements for 2018 is summarized in the following table.

	Nonvested Restricted Share Units	Grant Date Fair Value*
Beginning balance January 1, 2018	255,964	$46.09
Granted	222,465	52.16
Converted Great Plains Energy awards upon merger	82,331	53.77
Vested	(342,599)	46.81
Forfeited	(905)	50.73
Ending balance December 31, 2018	217,256	54.07
* weighted-average
At December 31, 2018, the remaining weighted-average contractual term related to RSU awards with only service requirements was 1.4 years.  The weighted-average grant-date fair value of RSUs granted with only service requirements was $52.16, $53.25 and $46.35 in 2018, 2017 and 2016, respectively. At December 31, 2018, there was $7.8 million of unrecognized compensation expense related to unvested RSUs. The total fair value of RSUs with only service requirements that vested was $16.0 million, $6.1 million and $5.2 million in 2018, 2017 and 2016, respectively.

11. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
In September 2018, Evergy entered into a $2.5 billion master credit facility, which expires in 2023. Evergy, Westar Energy, KCP&L and GMO have borrowing capacity under the master credit facility with specific sublimits for each borrower. These sublimits can be unilaterally adjusted by Evergy for each borrower provided the sublimits remain within minimum and maximum sublimits as specified in the facility. A default by any borrower under the facility or one of their significant subsidiaries on other indebtedness totaling more than $100.0 million constitutes a default under the facility. Under the terms of this facility, each of Evergy, Westar Energy, KCP&L and GMO is required to maintain a total indebtedness to total capitalization ratio, as defined in the facility, of not greater than 0.65 to 1.00 at all times. As of December 31, 2018, Evergy, Westar Energy, KCP&L and GMO were in compliance with this covenant.
In connection with the entry into the master credit facility, each of Evergy (as successor to Great Plains Energy), Westar Energy, KCP&L and GMO terminated its existing credit facilities in September 2018.
The following table summarizes the committed credit facilities (excluding receivable sale facilities discussed in Note 4) available to the Evergy Companies as of December 31, 2018 and 2017.

		Amounts Drawn
	Credit Facility	Commercial Paper	Letters of Credit	Cash Borrowings	Available Borrowings	Weighted Average Interest Rate on Short-Term Borrowings
December 31, 2018	(millions)
Evergy, Inc.	$450.0	n/a	$1.0	$—	$449.0	—%
Westar Energy	1,000.0	411.7	18.3	—	570.0	3.08%
KCP&L	600.0	176.9	2.7	—	420.4	2.95%
GMO	450.0	150.0	2.1	—	297.9	3.00%
Evergy	$2,500.0	$738.6	$24.1	$—	$1,737.3

December 31, 2017
Westar Energy(b)	$979.3	$275.7	$11.8	$—	$691.8	1.83%
KCP&L(a)	600.0	167.5	2.7	—	429.8	1.95%
Evergy	979.3	275.7	11.8	—	691.8	1.83%
(a) KCP&L amounts are not included in consolidated Evergy as of December 31, 2017.
(b) $20.7 million of Westar Energy's $730.0 million and $270.0 million revolving credit facilities expired in September 2017.

12. LONG-TERM DEBT
The Evergy Companies' long-term debt is detailed in the following tables.

December 31, 2018	Issuing Entity	Year Due	Evergy	Westar Energy	KCP&L
Mortgage Bonds			(millions)
5.10% Series	Westar Energy, Inc.	2020	$250.0	$250.0	$—
3.25% Series	Westar Energy, Inc.	2025	250.0	250.0	—
2.55% Series	Westar Energy, Inc.	2026	350.0	350.0	—
3.10% Series	Westar Energy, Inc.	2027	300.0	300.0	—
4.125% Series	Westar Energy, Inc.	2042	550.0	550.0	—
4.10% Series	Westar Energy, Inc.	2043	430.0	430.0	—
4.625% Series	Westar Energy, Inc.	2043	250.0	250.0	—
4.25% Series	Westar Energy, Inc.	2045	300.0	300.0	—
6.70% Series	KGE	2019	300.0	300.0	—
6.15% Series	KGE	2023	50.0	50.0	—
6.53% Series	KGE	2037	175.0	175.0	—
6.64% Series	KGE	2038	100.0	100.0	—
4.30% Series	KGE	2044	250.0	250.0	—
2.95% EIRR bonds	KCP&L	2023	79.5	—	79.5
7.15% Series 2009A (8.59% rate)(a)	KCP&L	2019	400.0	—	400.0
9.44% Series	GMO	2019-2021	3.4	—	—
Pollution Control Bonds
2.46% Series(b)	Westar Energy, Inc.	2032	45.0	45.0	—
2.46% Series(b)	Westar Energy, Inc.	2032	30.5	30.5	—
2.46% Series(b)	KGE	2027	21.9	21.9	—
2.50% Series	KGE	2031	50.0	50.0	—
2.46% Series(b)	KGE	2032	14.5	14.5	—
2.46% Series(b)	KGE	2032	10.0	10.0	—
1.865% Series 2007A and 2007B(b)	KCP&L	2035	146.5	—	146.5
2.75% Series 2008	KCP&L	2038	23.4	—	23.4
Senior Notes
3.15% Series	KCP&L	2023	300.0	—	300.0
3.65% Series	KCP&L	2025	350.0	—	350.0
6.05% Series (5.78% rate)(a)	KCP&L	2035	250.0	—	250.0
5.30% Series	KCP&L	2041	400.0	—	400.0
4.20% Series	KCP&L	2047	300.0	—	300.0
4.20% Series	KCP&L	2048	300.0	—	300.0
8.27% Series	GMO	2021	80.9	—	—
3.49% Series A	GMO	2025	36.0	—	—
4.06% Series B	GMO	2033	60.0	—	—
4.74% Series C	GMO	2043	150.0	—	—
4.85% Series	Evergy, Inc.(g)	2021	350.0	—	—
5.292% Series	Evergy, Inc.(g)	2022	287.5	—	—
Medium Term Notes
7.33% Series	GMO	2023	3.0	—	—
7.17% Series	GMO	2023	7.0	—	—
Fair value adjustment(f)			144.8	—	—
Current maturities (c)			(705.4)	(300.0)	(400.0)
Unamortized debt discount and debt issuance costs			(57.2)	(37.1)	(19.3)
Total excluding current maturities(d)			$6,636.3	$3,389.8	$2,130.1

December 31, 2017	Issuing Entity	Year Due	Evergy	Westar Energy	KCP&L(e)
Mortgage Bonds			(millions)
5.10% Series	Westar Energy, Inc.	2020	$250.0	$250.0	$—
3.25% Series	Westar Energy, Inc.	2025	250.0	250.0	—
2.55% Series	Westar Energy, Inc.	2026	350.0	350.0	—
3.10% Series	Westar Energy, Inc.	2027	300.0	300.0	—
4.125% Series	Westar Energy, Inc.	2042	550.0	550.0	—
4.10% Series	Westar Energy, Inc.	2043	430.0	430.0	—
4.625% Series	Westar Energy, Inc.	2043	250.0	250.0	—
4.25% Series	Westar Energy, Inc.	2045	300.0	300.0	—
6.70% Series	KGE	2019	300.0	300.0	—
6.15% Series	KGE	2023	50.0	50.0	—
6.53% Series	KGE	2037	175.0	175.0	—
6.64% Series	KGE	2038	100.0	100.0	—
4.30% Series	KGE	2044	250.0	250.0	—
2.95% EIRR bonds	KCP&L	2023	—	—	79.5
7.15% Series 2009A (8.59% rate)(a)	KCP&L	2019	—	—	400.0
Pollution Control Bonds
1.92% Series(b)	Westar Energy, Inc.	2032	45.0	45.0	—
1.94% Series(b)	Westar Energy, Inc.	2032	30.5	30.5	—
2.00% Series(b)	KGE	2027	21.9	21.9	—
2.50% Series	KGE	2031	50.0	50.0	—
2.00% Series(b)	KGE	2032	14.5	14.5	—
2.00% Series(b)	KGE	2032	10.0	10.0	—
1.329% Series 2007A and 2007B(b)	KCP&L	2035	—	—	146.5
2.875% Series 2008	KCP&L	2038	—	—	23.4
Senior Notes
6.375% Series (7.49% rate)(a)	KCP&L	2018	—	—	350.0
3.15% Series	KCP&L	2023	—	—	300.0
3.65% Series	KCP&L	2025	—	—	350.0
6.05% Series (5.78% rate)(a)	KCP&L	2035	—	—	250.0
5.30% Series	KCP&L	2041	—	—	400.0
4.20% Series	KCP&L	2047	—	—	300.0
Current maturities			—	—	(350.0)
Unamortized debt discount and debt issuance costs			(39.3)	(39.3)	(17.2)
Total excluding current maturities(d)			$3,687.6	$3,687.6	$2,232.2

(a)	Rate after amortizing gains/losses recognized in other comprehensive income (OCI) on settlements of interest rate hedging instruments.

(b)	Variable rate.

(c)	Evergy's current maturities total as of December 31, 2018, includes $4.3 million of fair value adjustments recorded in connection with purchase accounting for the merger transaction.

(d)
At December 31, 2018 and 2017, does not include $50.0 million and $21.9 million of secured Series 2005 Environmental Improvement Revenue Refunding (EIRR) bonds because the bonds were repurchased in September 2015 and are held by KCP&L.

(e)	KCP&L amounts are not included in consolidated Evergy at December 31, 2017.

(f)
Represents the fair value adjustments recorded at Evergy consolidated related to the long-term debt of Great Plains Energy, KCP&L and GMO in connection with purchase accounting for the merger transaction. This amount is not part of future principal payments and will amortize over the remaining life of the associated debt instruments.

(g)	Originally issued by Great Plains Energy but assumed by Evergy, Inc. as part of the merger transaction.

The following table summarizes Evergy's and Westar Energy's long-term debt of VIEs.

	December 31
	2018	2017
	(millions)
2.398% due 2021	$81.4	$109.9
Current maturities	(30.3)	(28.5)
Total excluding current maturities	$51.1	$81.4

Mortgage Bonds
The Westar Energy and KGE mortgages each contain provisions restricting the amount of first mortgage bonds (FMBs) that could be issued by each entity. Westar Energy and KGE must be in compliance with such restrictions prior to the issuance of additional first mortgage bonds or other secured indebtedness. The amount of Westar Energy FMBs authorized by its Mortgage and Deed of Trust, dated July 1, 1939, as supplemented, is subject to certain limitations as described below. The amount of KGE FMBs authorized by the KGE Mortgage and Deed of Trust, dated April 1, 1940, as supplemented and amended, is limited to a maximum of $3.5 billion, unless amended further. FMBs are secured by utility assets. Amounts of additional FMBs that may be issued are subject to property, earnings and certain restrictive provisions, except in connection with certain refundings, of each mortgage. As of December 31, 2018, approximately $344.5 million principal amount of additional Westar Energy FMBs could be issued under the most restrictive provisions in Westar Energy's mortgage. As of December 31, 2018, KGE had sufficient capacity under the most restrictive provisions in the mortgage to meet its near term financing and refinancing needs.
KCP&L has issued mortgage bonds under the General Mortgage Indenture and Deed of Trust dated as of December 1, 1986, as supplemented, which creates a mortgage lien on substantially all of KCP&L's utility plant. Additional KCP&L mortgage bonds may be issued on the basis of property additions or retired bonds. As of December 31, 2018, KCP&L had sufficient capacity under the most restrictive provisions in the mortgage to meet its near term financing and refinancing needs.
GMO has issued mortgage bonds under the General Mortgage Indenture and Deed of Trust dated April 1, 1946, as supplemented, which creates a mortgage lien on a portion of GMO's utility plant.
Pollution Control Bonds
In July 2018, KCP&L remarketed its unsecured Series 2008 EIRR bonds maturing in 2038 totaling $23.4 million at a fixed rate of 2.75% through June 30, 2022.
In December 2018, KCP&L remarketed its unsecured Series 2007A and 2007B EIRR bonds maturing in 2035 totaling $146.5 million at a variable rate that will be determined weekly.
In December 2018, Westar Energy, Inc. remarketed its Series 1994 pollution control bonds maturing in 2032 totaling $45.0 million and $30.5 million, collateralized by Westar Energy FMBs, at variable rates that will be determined weekly.
In December 2018, KGE remarketed the following series of pollution control bonds, which are collateralized by KGE FMBs:

•	Series 1994 maturing in 2032 totaling $14.5 million and $10.0 million at variable rates that will be determined weekly; and

•	Series 1994B maturing in 2027 totaling $21.9 million at a variable rate that will be determined weekly.

Senior Notes
Under the terms of the note purchase agreement for GMO's Series A, B and C Senior Notes, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00. In addition, GMO's priority debt, as defined in the agreement, cannot exceed 15% of consolidated tangible net worth, as defined in the agreement. At December 31, 2018, GMO was in compliance with these covenants.
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
Scheduled Maturities
Evergy's, Westar Energy's and KCP&L's long-term debt maturities and the long-term debt maturities of VIEs for the next five years are detailed in the following table.

	2019	2020	2021	2022	2023
	(millions)
Evergy(a)	$701.1	$251.1	$432.0	$287.5	$439.5
Westar Energy(a)	300.0	250.0	—	—	50.0
KCP&L	400.0	—	—	—	379.5
VIEs	30.3	32.3	18.8	—	—
(a)Excludes long-term debt maturities of VIEs.
13. FAIR VALUE MEASUREMENTS
Values of Financial Instruments
GAAP establishes a hierarchical framework for disclosing the transparency of the inputs utilized in measuring assets and liabilities at fair value. Management's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of assets and liabilities within the fair value hierarchy levels. In addition, the Evergy Companies measure certain investments that do not have a readily determinable fair value at NAV, which are not included in the fair value hierarchy. Further explanation of these levels and NAV is summarized below.
Level 1 – Quoted prices are available in active markets for identical assets or liabilities. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on public exchanges.
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
Interest Rate Derivatives
The Evergy Companies are exposed to market risks arising from changes in interest rates and may use derivative instruments to manage these risks. From time to time, this may include entering into interest rate swap agreements to protect against unfavorable interest rate changes relating to forecasted debt transactions. These interest rate swap agreements can be designated as cash flow hedges, in which case, gains and losses on the interest rate swaps are deferred in other comprehensive income to be recognized as an adjustment to interest expense over the same period that the hedged interest payments affect earnings.

In December 2018, Evergy entered into an interest rate swap agreement with a notional amount of $500.0 million that has been designated as a cash flow hedge of a forecasted debt issuance in 2019. As of December 31, 2018, the interest rate swap had a fair value of $5.4 million and was recorded within other current liabilities on Evergy's consolidated balance sheet. For 2018, Evergy recorded a corresponding $5.4 million pre-tax loss in other comprehensive loss on Evergy's consolidated statements of comprehensive income.
Fair Value of Long-Term Debt
The Evergy Companies measure the fair value of long-term debt using Level 2 measurements available as of the measurement date. The book value and fair value of the Evergy Companies' long-term debt and long-term debt of variable interest entities is summarized in the following table.

	December 31
	2018		2017
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt(a)	(millions)
Evergy(b)	$7,341.7	$7,412.1	$3,687.6	$4,010.6
Westar Energy	3,689.8	3,771.3	3,687.6	4,010.6
KCP&L(c)	2,530.1	2,637.5	2,582.2	2,799.1
Long-term debt of variable interest entities(a)
Evergy	$81.4	$81.3	$109.9	$110.8
Westar Energy	81.4	81.3	109.9	110.8
(a) Includes current maturities.
(b) Book value as of December 31, 2018, includes $144.8 million of fair value adjustments recorded in connection with purchase accounting for the Great Plains Energy and Westar Energy merger, which are not part of future principal payments and will amortize over the remaining life of the associated debt instrument. See Note 2 for more information regarding the merger transaction.
(c) KCP&L amounts are not included in consolidated Evergy as of December 31, 2017.

Recurring Fair Value Measurements
The following tables include the Evergy Companies' balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	December 31, 2018	Level 1	Level 2	Level 3	NAV
Westar Energy	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$70.6	$63.9	$—	$—	$6.7
International equity funds	36.2	36.2	—	—	—
Core bond fund	37.5	37.5	—	—	—
High-yield bond fund	18.9	18.9	—	—	—
Emerging markets bond fund	15.4	15.4	—	—	—
Combination debt/equity/other fund	12.9	12.9	—	—	—
Alternative investments fund	24.1	—	—	—	24.1
Real estate securities fund	11.8	—	—	—	11.8
Cash equivalents	0.1	0.1	—	—	—
Total nuclear decommissioning trust	227.5	184.9	—	—	42.6
Rabbi trust
Core bond fund	24.8	—	—	—	24.8
Combination debt/equity/other fund	5.6	—	—	—	5.6
Cash equivalents	0.2	0.2	—	—	—
Total rabbi trust	30.6	0.2	—	—	30.4
Total	$258.1	$185.1	$—	$—	$73.0
KCP&L
Assets
Nuclear decommissioning trust(a)
Equity securities	$166.6	$166.6	$—	$—	$—
Debt securities
U.S. Treasury	42.1	42.1	—	—	—
U.S. Agency	0.4	—	0.4	—	—
State and local obligations	2.1	—	2.1	—	—
Corporate bonds	30.9	—	30.9	—	—
Foreign governments	0.1	—	0.1	—	—
Cash equivalents	1.7	1.7	—	—	—
Other	0.7	0.7	—	—	—
Total nuclear decommissioning trust	244.6	211.1	33.5	—	—
Self-insured health plan trust(b)
Equity securities	0.5	0.5	—	—	—
Debt securities	3.9	0.3	3.6	—	—
Cash and cash equivalents	8.0	8.0	—	—	—
Total self-insured health plan trust	12.4	8.8	3.6	—	—
Total	$257.0	$219.9	$37.1	$—	$—
Other Evergy
Assets
Rabbi trusts
Fixed income fund	$13.2	$—	$—	$—	$13.2
Total rabbi trusts	$13.2	$—	$—	$—	$13.2
Liabilities
Interest rate swaps (e)	$5.4	$—	$5.4	$—	$—
Total	$5.4	$—	$5.4	$—	$—
Evergy
Assets
Nuclear decommissioning trust (a)	$472.1	$396.0	$33.5	$—	$42.6
Rabbi trusts	43.8	0.2	—	—	43.6
Self-insured health plan trust (b)	12.4	8.8	3.6	—	—
Total	$528.3	$405.0	$37.1	$—	$86.2
Liabilities
Interest rate swaps (e)	$5.4	$—	$5.4	$—	$—
Total	$5.4	$—	$5.4	$—	$—

Description	December 31, 2017	Level 1	Level 2	Level 3	NAV
Westar Energy	(millions)
Assets
Nuclear decommissioning trust(a)(c)
Domestic equity funds	$73.8	$—	$68.7	$—	$5.1
International equity funds	47.9	—	47.9	—	—
Core bond fund	33.3	—	33.3	—	—
High-yield bond fund	18.1	—	18.1	—	—
Emerging markets bond fund	17.3	—	17.3	—	—
Combination debt/equity/other fund	14.1	—	14.1	—	—
Alternative investments fund	21.7	—	—	—	21.7
Real estate securities fund	10.8	—	—	—	10.8
Cash equivalents	0.1	0.1	—	—	—
Total nuclear decommissioning trust	237.1	0.1	199.4	—	37.6
Rabbi trust(c)
Core bond fund	27.3	—	27.3	—	—
Combination debt/equity/other fund	6.8	—	6.8	—	—
Cash equivalents	0.2	0.2	—	—	—
Total rabbi trust	34.3	0.2	34.1	—	—
Total	$271.4	$0.3	$233.5	$—	$37.6
KCP&L(d)
Assets
Nuclear decommissioning trust (a)
Equity securities	$183.8	$183.8	$—	$—	$—
Debt securities
U.S. Treasury	35.3	35.3	—	—	—
U.S. Agency	0.4	—	0.4	—	—
State and local obligations	2.1	—	2.1	—	—
Corporate bonds	34.1	—	34.1	—	—
Foreign governments	0.1	—	0.1	—	—
Cash equivalents	2.5	2.5	—	—	—
Other	0.1	0.1	—	—	—
Total nuclear decommissioning trust	258.4	221.7	36.7	—	—
Self-insured health plan trust(b)
Equity securities	0.5	0.5	—	—	—
Debt securities	2.7	0.3	2.4	—	—
Cash and cash equivalents	7.7	7.7	—	—	—
Total self-insured health plan trust	10.9	8.5	2.4	—	—
Total	$269.3	$230.2	$39.1	$—	$—
Evergy
Assets
Nuclear decommissioning trust(a)(c)	$237.1	$0.1	$199.4	$—	$37.6
Rabbi trust(c)	34.3	0.2	34.1	—	—
Total	$271.4	$0.3	$233.5	$—	$37.6

(a)	Fair value is based on quoted market prices of the investments held by the trust and/or valuation models.

(b)
Fair value is based on quoted market prices of the investments held by the trust. Debt securities classified as Level 1 are comprised of U.S. Treasury securities. Debt securities classified as Level 2 are comprised of corporate bonds, U.S. Agency, state and local obligations, and other asset-backed securities.

(c)
In the second quarter of 2018, Evergy and Westar Energy re-evaluated the classification, within the fair value hierarchy, of their various fund investments within both Westar Energy's nuclear decommissioning trust and rabbi trusts. As a result, Evergy and Westar Energy determined that certain fund investments within the nuclear decommissioning trust in the amount of $199.4 million as of December 31, 2017, should have been classified as Level 1, instead of Level 2. This determination is based on the fact that the fair value of these funds is based on daily published prices at which Evergy and Westar Energy are able to redeem their investments without restriction on a daily basis. Evergy and Westar Energy also determined that certain fund investments within their rabbi trusts in the amount of $34.1 million as of December 31, 2017, should have been measured using the NAV per share (or its equivalent) practical expedient, instead of as a Level 2 investment. This determination is based on the fact that these funds do not meet the definition of readily determinable fair value due to the absence of a published NAV. Evergy and Westar Energy have determined that these errors are immaterial to their current and previously filed financial reports and accordingly, have not revised prior periods but have reflected the changes in fair value hierarchy classification as of December 31, 2018.

(d)	KCP&L amounts are not included in consolidated Evergy as of December 31, 2017.

(e)
The fair value of interest rate swaps are determined by calculating the net present value of expected payments and receipts under the interest rate swaps using observable market inputs including interest rates and LIBOR swap rates.

Certain Evergy and Westar Energy investments included in the table above are measured at NAV as they do not have readily determinable fair values. In certain situations, these investments may have redemption restrictions.
The following table provides additional information on these Evergy and Westar Energy investments.

	December 31, 2018		December 31, 2017		December 31, 2018
	Fair	Unfunded	Fair	Unfunded	Redemption	Length of
	Value	Commitments	Value	Commitments	Frequency	Settlement
Westar Energy	(millions)
Nuclear decommissioning trust:
Domestic equity funds	$6.7	$4.3	$5.1	$2.8	(a)	(a)
Alternative investments fund(b)	24.1	—	21.7	—	Quarterly	65 days
Real estate securities fund(b)	11.8	—	10.8	—	Quarterly	65 days
Total	$42.6	$4.3	$37.6	$2.8
Rabbi trust:
Core bond fund	$24.8	$—	$—	$—	(c)	(c)
Combination debt/equity/other fund	5.6	—	—	—	(c)	(c)
Total	$30.4	$—	$—	$—
Other Evergy
Rabbi trusts:
Fixed income fund(d)	$13.2	$—	$—	$—	(c)	(c)
Total Evergy investments at NAV	$86.2	$4.3	$37.6	$2.8

(a)
This investment is in five long-term private equity funds that do not permit early withdrawal. Investments in these funds cannot be distributed until the underlying investments have been liquidated, which may take years from the date of initial liquidation. Three funds have begun to make distributions. The initial investment in the fourth and fifth fund occurred in the second quarter of 2016 and first quarter of 2018, respectively. The fourth fund's term is 15 years, subject to the general partner's right to extend the term for up to three additional one-year periods.  The fifth fund's term will be 15 years after the initial closing date, subject to additional extensions approved by the Advisory Committee to provide for an orderly liquidation of fund investments and dissolution of the fund.

(b)	There is a holdback on final redemptions.

(c)	This investment can be redeemed immediately and is not subject to any restrictions on redemptions.

(d)	This investment is recorded at GMO. GMO amounts are not included in consolidated Evergy as of December 31, 2017.

The Evergy Companies hold equity and debt investments classified as securities in various trusts including for the purposes of funding the decommissioning of Wolf Creek and for the benefit of certain retired executive officers of Westar Energy. The Evergy Companies record net realized and unrealized gains and losses on the nuclear decommissioning trusts in regulatory liabilities on their consolidated balance sheets and record net realized and unrealized gains and losses on Westar Energy's rabbi trust in the consolidated statements of income and comprehensive income.
The following table summarizes the net unrealized gains (losses) for the Evergy Companies' nuclear decommissioning trusts and rabbi trusts.

	2018	2017	2016
Westar Energy	(millions)
Nuclear decommissioning trust - equity securities	$(31.8)	$15.7	$9.0
Rabbi trust	1.0	(14.3)	1.4
Total	$(30.8)	$1.4	$10.4
KCP&L(a)
Nuclear decommissioning trust - equity securities	$(20.7)	$26.7	$14.8
Nuclear decommissioning trust - debt securities	(2.5)	0.5	(0.3)
Total	$(23.2)	$27.2	$14.5
Evergy
Nuclear decommissioning trust - equity securities	$(54.1)	$15.7	$9.0
Nuclear decommissioning trust - debt securities	(0.5)	—	—
Rabbi trusts	1.0	(14.3)	1.4
Total	$(53.6)	$1.4	$10.4
(a) KCP&L amounts are only included in consolidated Evergy from the date of the merger, June 4, 2018 through December 31, 2018.
14. COMMITMENTS AND CONTINGENCIES
Environmental Matters
Set forth below are descriptions of contingencies related to environmental matters that may impact the Evergy Companies' operations or their financial results. Management's assessment of these contingencies, which are based on federal and state statutes and regulations, and regulatory agency and judicial interpretations and actions, has evolved over time. There are a variety of final and proposed laws and regulations that could have a material adverse effect on the Evergy Companies operations and consolidated financial results. Due in part to the complex nature of environmental laws and regulations, the Evergy Companies are unable to assess the impact of potential changes that may develop with respect to the environmental contingencies described below.
Cross-State Air Pollution Update Rule
In September 2016, the Environmental Protection Agency (EPA) finalized the Cross-State Air Pollution Update Rule (CSAPR). The final rule addresses interstate transport of nitrogen oxides emissions in 22 states including Kansas, Missouri and Oklahoma during the ozone season and the impact from the formation of ozone on downwind states with respect to the 2008 ozone National Ambient Air Quality Standards (NAAQS). Starting with the 2017 ozone season, the final rule revised the existing ozone season allowance budgets for Missouri and Oklahoma and established an ozone season budget for Kansas. In December 2018, the EPA finalized the CSAPR Close-Out Rule, which determined that the existing CSAPR Update Rule fully addresses applicable states' interstate pollution transport obligations for the 2008 ozone NAAQS. Therefore, the EPA is proposing no additional reduction in the current ozone season allowance budgets in order to address obligations for the 2008 ozone NAAQS. Various states and others are challenging the rule in the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit), but the rule remains in effect. It is not expected that this rule will have a material impact on the Evergy Companies' operations and consolidated financial results.

National Ambient Air Quality Standards
Under the Clean Air Act Amendments of 1990 (CAA), the EPA set NAAQS for certain emissions known as the "criteria pollutants" considered harmful to public health and the environment, including two classes of particulate matter (PM), ozone, nitrogen dioxide (NO2) (a precursor to ozone), carbon monoxide and sulfur dioxide (SO2), which result from fossil fuel combustion. Areas meeting the NAAQS are designated attainment areas while those that do not meet the NAAQS are considered nonattainment areas. Each state must develop a plan to bring nonattainment areas into compliance with the NAAQS. NAAQS must be reviewed by the EPA at five-year intervals.
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

Greenhouse Gases
Burning coal and other fossil fuels releases carbon dioxide (CO2) and other gases referred to as greenhouse gases (GHG).  Various regulations under the federal CAA limit CO2 and other GHG emissions, and in addition, other measures are being imposed or offered by individual states, municipalities and regional agreements with the goal of reducing GHG emissions.
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
In October 2017, the EPA issued a proposed rule to repeal the CPP. The proposed rule indicates the CPP exceeds the EPA’s authority and the EPA has not determined whether they will issue a replacement rule. The EPA solicited comments on the legal interpretations contained in this rulemaking.
In December 2017, the EPA issued an advance notice of proposed rulemaking to solicit feedback on specific areas of the CPP that could be changed.
In August 2018, the EPA published in the Federal Register proposed regulations, which contained (1) emission guidelines for GHG emissions from existing electric utility generating units (EGUs), (2) revisions to emission guideline implementing regulations and (3) revisions to the new source review (NSR) program. The proposed emission guidelines are better known as the Affordable Clean Energy (ACE) Rule. The ACE Rule would establish emission guidelines for states to use in the development of plans to reduce GHG emissions from existing coal-fired EGUs. The ACE Rule is also the replacement rule for the CPP. The ACE rule proposes to determine the "best system of emission reduction" (BSER) for GHG emissions from existing coal-fired EGUs as on-site, heat-rate efficiency improvements. The proposed rule also provides states with a list of candidate technologies that can be used to establish standards of performance and incorporate these performance standards into state plans. In order for the states to be able to effectively implement the proposed emission guidelines contained in the ACE Rule, the EPA is proposing new regulations under 111(d) of the CAA to help clarify this process. In addition, the EPA is proposing revisions to the NSR program that will reduce the likelihood of triggering NSR for proposed heat-rate efficiency improvement projects at existing coal-fired EGUs. The public comment period for these proposed regulatory changes closed on October 31, 2018.
In December 2018, the EPA released a proposed rule to revise the existing GHG NSPS for new, modified and reconstructed fossil fuel-fired EGUs, which was issued in October 2015.  This proposed rule would determine that BSER for new EGUs is "the most efficient demonstrated steam cycle (e.g. supercritical steam conditions for large units and subcritical steam conditions for small units) in combination with the best operating practices."  This replaces the current determination that BSER for these units is the use of partial carbon capture and sequestration technology. The EPA is also proposing to address, in potential future rule making, existing operational limitations imposed by the rule on aero-derivative simple cycle combustion turbines.
Due to the future uncertainty of the CPP and ACE rules, the Evergy Companies cannot determine the impact on their operations or consolidated financial results, but the cost to comply with the CPP, should it be upheld and implemented in its current or a substantially similar form, or ACE in its current or a substantially similar form, could be material.
Water
The Evergy Companies discharge some of the water used in generation and other operations. This water may contain substances deemed to be pollutants. A November 2015 EPA rule establishes effluent limitations guidelines (ELG) and standards for wastewater discharges, including limits on the amount of toxic metals and other pollutants that can be discharged. Implementation timelines for these requirements vary from 2018 to 2023. In April 2017, the EPA announced it is reconsidering the ELG rule and court challenges have been placed in abeyance pending the EPA's review. In September 2017, the EPA finalized a rule to postpone the compliance dates for the new, more stringent, effluent limitations and pretreatment standards for bottom ash transport water and flue gas desulfurization wastewater. These compliance dates have been postponed for two years while the EPA completes its administrative reconsideration of the ELG rule. The Evergy Companies are evaluating the final rule and related developments and cannot predict the resulting impact on their operations or consolidated financial results, but believe costs to comply could be material if the rule is implemented in its current or substantially similar form.
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

In June 2015, the EPA along with the U.S. Army Corps of Engineers issued a final rule, effective August 2015, defining the Waters of the United States (WOTUS) for purposes of the CWA. This rulemaking has the potential to impact all programs under the CWA. Expansion of regulated waterways is possible under the rule depending on regulating authority interpretation, which could impact several permitting programs. Various states and others have filed lawsuits challenging the WOTUS rule. In February 2018, the EPA and the U.S. Army Corps of Engineers finalized a rule adding an applicability date to the 2015 rule, which makes the implementation date of the rule February 2020. In December 2018, the EPA and the U.S. Army Corps of Engineers published in the Federal Register a proposed rule titled "Revised Definition of Waters of the United States. This proposed rule narrows the extent of the CWA jurisdiction as compared to the 2015 rule. The Evergy Companies are currently evaluating the WOTUS rule and related developments, but do not believe the rule, if upheld and implemented in its current or substantially similar form, will have a material impact on the Evergy Companies' operations or consolidated financial results.
Regulation of Coal Combustion Residuals
In the course of operating their coal generation plants, the Evergy Companies produce CCRs, including fly ash, gypsum and bottom ash. Some of this ash production is recycled, principally by selling to the aggregate industry. The EPA published a rule to regulate CCRs in April 2015, which will require additional CCR handling, processing and storage equipment and closure of certain ash disposal units. The Water Infrastructure Improvements for the Nation (WIIN) Act allows states to achieve delegated authority for CCR rules from the EPA. This has the potential to impact compliance options. In July 2018, KDHE submitted a CCR permit program application to the EPA under authority of the WIIN Act. In November 2018, KDHE received notice from the EPA that its application is deficient and requested additional clarifying information. KDHE has decided it is not going to move forward with additional submittals at this time and will wait until current legal action associated with the CCR rule is final along with planned upcoming modifications to the CCR rule. The Missouri Department of Natural Resources (MDNR) is working on a rule revision, which will allow the state to apply for authority over the federal CCR regulation. The regulation is expected to be promulgated by early 2019. MDNR will then determine when to submit a WIIN Act application to the EPA. Similar to the process in Kansas, this would allow Missouri state regulators to gain control of the CCR program. It will take up to one year from submittal of the Missouri application for the EPA to take final action and grant authority to the state, if such authority is granted.
On July 30, 2018, the EPA published in the Federal Register a final rule called the Phase I, Part I CCR Remand Rule in order to modify portions of the 2015 rulemaking. The Phase I, Part I rule provides a timeline extension for unlined impoundments and landfills that must close due to groundwater impacts or location restrictions. The rule also sets risk-based limits for certain groundwater constituents where a maximum contaminant level did not previously exist. These rule modifications add flexibility when assessing compliance.
On August 21, 2018, the D.C. Circuit court issued a ruling in the CCR rule litigation between the Utility Solid Waste Activities Group, the EPA and environmental organizations. Portions of the rule were vacated and were remanded back to the EPA for potential modification. Potential revisions to remanded sections could force all unlined surface impoundments to close regardless of groundwater conditions. Any changes to the rule based on this court decision will require additional rulemaking from the EPA. In October 2018, a coalition of environmental groups (including Sierra Club) filed a petition for review in the D.C. Circuit challenging the Phase I, Part I revisions to the CCR Rule. In November 2018, this coalition requested the EPA to stay the October 31, 2020 deadline extension for initiating closure for unlined impoundments and landfills that must close due to groundwater impacts or location restrictions. The EPA has rejected this request and the coalition has filed a petition with the court for a similar stay. If granted, the compliance date will revert to the previously established date in April of 2019. In response, the EPA has filed a motion with the D.C. Circuit to voluntarily remand without vacatur the Part I, Phase I rule. If the October 31, 2020 deadline is modified by either of these actions, then some CCR units in the Evergy Companies' fleet could have to initiate closure on an earlier timeline than what currently exists, but the Evergy Companies do not believe the earlier closure timeline would have a material impact on their operations or consolidated financial results.
The Evergy Companies have recorded AROs for their current estimates for the closure of ash disposal ponds, but the revision of these AROs may be required in the future due to changes in existing CCR regulations, the results of groundwater monitoring of CCR units or changes in interpretation of existing CCR regulations or changes in the timing or cost to close ash disposal ponds. If revisions to these AROs are necessary, the impact on the Evergy Companies' operations or consolidated financial results could be material.
Storage of Spent Nuclear Fuel
Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel. In 2010, the DOE filed a motion with the Nuclear Regulatory Commission (NRC) to withdraw its then pending application to construct a national repository for the disposal of spent nuclear fuel and high-level radioactive waste at Yucca Mountain, Nevada. The NRC has not yet issued a final decision on the matter.
Wolf Creek has elected to build a dry cask storage facility to expand its existing on-site spent nuclear fuel storage, which is expected to provide additional capacity prior to 2022. Wolf Creek has finalized a settlement agreement through 2019 with the DOE for reimbursement of costs to construct this facility that would not have otherwise been incurred had the DOE begun accepting spent nuclear fuel. The Evergy Companies expect the majority of the remaining cost to construct the dry cask storage facility that would not have otherwise been incurred will be reimbursed by the DOE. The Evergy Companies cannot predict when, or if, an off-site storage site or alternative disposal site will be available to receive Wolf Creek's spent nuclear fuel and will continue to monitor this activity.
Nuclear Insurance
Nuclear liability, property and accidental outage insurance is maintained for Wolf Creek. These policies contain certain industry standard terms, conditions and exclusions, including, but not limited to, ordinary wear and tear and war. An industry aggregate limit of $3.2 billion for nuclear events ($1.8 billion of non-nuclear events) plus any reinsurance, indemnity or any other source recoverable by Nuclear Electric Insurance Limited (NEIL), provider of property and accidental outage insurance, exists for acts of terrorism affecting Wolf Creek or any other NEIL insured plant within 12 months from the date of the first act. In addition, participation is required in industry-wide retrospect assessment programs as discussed below.
Nuclear Liability Insurance
Pursuant to the Price-Anderson Act, liability insurance includes coverage against public nuclear liability claims resulting from nuclear incidents to the required limit of public liability, which is approximately $14.1 billion. This limit of liability consists of the maximum available commercial insurance of $0.5 billion and the remaining $13.6 billion is provided through mandatory participation in an industry-wide retrospective assessment program. Under this retrospective assessment program, the owners of Wolf Creek are jointly and severally subject to an assessment of up to $137.6 million (Evergy's share is $129.2 million and each of Westar Energy's and KCP&L's is $64.6 million), payable at no more than $20.5 million (Evergy's share is $19.2 million and each of Westar Energy's and KCP&L's is $9.6 million) per incident per year per reactor for any commercial U.S. nuclear reactor qualifying incident. Both the total and yearly assessment is subject to an inflationary adjustment based on the Consumer Price Index and applicable premium taxes. In addition, the U.S. Congress could impose additional revenue-raising measures to pay claims.
Nuclear Property and Accidental Outage Insurance
The owners of Wolf Creek carry decontamination liability, nuclear property damage and premature nuclear decommissioning liability insurance for Wolf Creek totaling approximately $2.8 billion. Insurance coverage for non-nuclear property damage accidents total approximately $2.3 billion. In the event of an extraordinary nuclear accident, insurance proceeds must first be used for reactor stabilization and site decontamination in accordance with a plan mandated by the NRC. The Evergy Companies' share of any remaining proceeds can be used to pay for property damage or, if certain requirements are met, including decommissioning the plant, toward a shortfall in the nuclear decommissioning trust fund. The owners also carry additional insurance with NEIL to help cover costs of replacement power and other extra expenses incurred during a prolonged outage resulting from accidental property damage at Wolf Creek. If significant losses were incurred at any of the nuclear plants insured under the NEIL policies, the owners of Wolf Creek may be subject to retrospective assessments under the current policies of approximately $37.4 million (Evergy's share is $35.2 million and each of Westar Energy's and KCP&L's is $17.6 million).

Nuclear Insurance Considerations
Although the Evergy Companies maintain various insurance policies to provide coverage for potential losses and liabilities resulting from an accident or an extended outage, the insurance coverage may not be adequate to cover the costs that could result from a catastrophic accident or extended outage at Wolf Creek. Any substantial losses not covered by insurance, to the extent not recoverable in prices, would have a material effect on the Evergy Companies' consolidated financial results.

Contractual Commitments - Leases
The Evergy Companies lease office buildings, computer equipment, vehicles, rail cars and other property and equipment, including rail cars to serve jointly-owned generating units where Westar Energy or KCP&L is the managing partner and are reimbursed by other joint-owners for their proportionate share of the cost. In determining lease expense, the effects of scheduled rent increases on a straight-line basis over the minimum lease term are recognized. Rental expense and estimated future commitments under operating leases are detailed in the following table.

	Total Operating Leases
	Evergy	Westar Energy	KCP&L(a)
Rental expense:	(millions)
2016	$13.6	$13.6	$13.7
2017	15.7	15.7	13.1
2018	24.5	17.7	11.4

Future commitments:
2019	$24.2	$14.0	$10.2
2020	20.7	10.1	10.6
2021	18.4	8.1	10.3
2022	15.2	5.2	10.0
2023	12.4	2.8	9.6
After 2023	95.0	3.1	91.8
Total	$185.9	$43.3	$142.5
(a) KCP&L amounts are only included in consolidated Evergy following the date of the closing of the merger, June 4, 2018.
The Evergy Companies identify capital leases based on defined criteria. For both vehicles and computer equipment, new leases are signed each month based on the terms of master lease agreements. Assets recorded under capital leases are detailed in the following table.

	December 31
	2018			2017
	Evergy	Westar Energy	KCP&L	Evergy	Westar Energy	KCP&L(a)
	(millions)
Vehicles	$20.2	$20.2	$—	$19.7	$19.7	$—
Computer equipment	0.2	0.2	—	0.9	0.9	—
Generation plant	296.7	40.1	—	40.1	40.1	—
Other	5.2	—	2.6	—	—	2.6
Accumulated amortization	(160.0)	(20.3)	(1.1)	(17.1)	(17.1)	(1.1)
Total capital leases	$162.3	$40.2	$1.5	$43.6	$43.6	$1.5
(a) KCP&L amounts are not included in consolidated Evergy as of December 31, 2017.

Capital leases are treated as operating leases for rate making purposes. Minimum annual rental payments, excluding administrative costs such as property taxes, insurance and maintenance, under capital leases are detailed in the following table.

	Total Capital Leases
	Evergy	Westar Energy	KCP&L
	(millions)
2019	$6.4	$6.0	$0.2
2020	5.8	5.4	0.2
2021	5.3	4.9	0.2
2022	4.7	4.3	0.2
2023	4.0	3.6	0.2
After 2023	48.6	46.4	1.1
Total capital lease payments	74.8	70.6	2.1
Amounts representing imputed interest	(25.8)	(24.6)	(0.6)
Present value of net minimum lease payments under capital leases	49.0	46.0	1.5
Less: current portion	(3.9)	(3.7)	(0.1)
Total long-term obligations under capital leases	$45.1	$42.3	$1.4
Contractual Commitments - Fuel, Power and Other
The Evergy Companies' contractual commitments at December 31, 2018, excluding pensions, long-term debt and leases, are detailed in the following tables.

Evergy
	2019	2020	2021	2022	2023	After 2023	Total
Purchase commitments	(millions)
Fuel	$423.6	$364.4	$95.3	$82.9	$87.5	$116.2	$1,169.9
Power	47.3	47.3	47.4	47.6	47.8	366.8	604.2
Other	137.8	18.8	13.4	6.8	2.1	34.4	213.3
Total contractual commitments	$608.7	$430.5	$156.1	$137.3	$137.4	$517.4	$1,987.4

Westar Energy
	2019	2020	2021	2022	2023	After 2023	Total
Purchase commitments	(millions)
Fuel	$240.9	$218.1	$25.9	$45.7	$46.9	$74.1	$651.6
Other	87.4	8.9	5.5	2.2	—	—	104.0
Total contractual commitments	$328.3	$227.0	$31.4	$47.9	$46.9	$74.1	$755.6

KCP&L
	2019	2020	2021	2022	2023	After 2023	Total
Purchase commitments	(millions)
Fuel	$162.6	$126.9	$69.4	$37.2	$40.6	$42.1	$478.8
Power	34.8	34.8	34.9	35.1	35.3	254.5	429.4
Other	34.7	9.0	7.0	3.8	1.6	29.7	85.8
Total contractual commitments	$232.1	$170.7	$111.3	$76.1	$77.5	$326.3	$994.0
Fuel commitments consist of commitments for nuclear fuel, coal and coal transportation. Power commitments consist of certain commitments for renewable energy under power purchase agreements. Other represents individual commitments entered into in the ordinary course of business.

15. GUARANTEES
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
At December 31, 2018, Evergy has provided $111.3 million of credit support for GMO as follows:

•	Evergy direct guarantees to GMO counterparties totaling $17.0 million, which expire in 2020, and

•	Evergy's guarantee of GMO long-term debt totaling $94.3 million, which includes debt with maturity dates ranging from 2019 to 2023.
Evergy has also guaranteed GMO's commercial paper program. At December 31, 2018, GMO had $150.0 million of commercial paper outstanding. None of the guaranteed obligations are subject to default or prepayment if GMO's credit ratings were downgraded.
16. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
In the normal course of business, Westar Energy, KCP&L and GMO engage in related party transactions with one another. A summary of these transactions and the amounts associated with them is provided below. All related party transaction amounts between Westar Energy and either KCP&L or GMO only reflect activity between June 4, 2018, the date of the merger, and December 31, 2018.
Jointly-Owned Plants and Shared Services
KCP&L employees manage GMO's business and operate its facilities at cost, including GMO's 18% ownership interest in KCP&L's Iatan Nos. 1 and 2.  The operating expenses and capital costs billed from KCP&L to GMO were $183.2 million for 2018, $196.3 million for 2017 and $194.4 million for 2016.
Westar Energy employees manage Jeffrey Energy Center and operate its facilities at cost, including GMO's 8% ownership interest in Jeffrey Energy Center. The operating expenses and capital costs billed from Westar Energy to GMO for Jeffrey Energy Center and other various business activities were $12.3 million for 2018.
KCP&L employees manage La Cygne Station and operate its facilities at cost, including Westar Energy's 50% ownership interest in La Cygne Station. KCP&L and Westar Energy employees also provide one another with shared service support, including costs related to human resources, information technology, accounting and legal services. The operating expenses and capital costs billed from KCP&L to Westar Energy were $82.9 million for 2018. The operating and capital costs billed from Westar Energy to KCP&L were $17.5 million for 2018.
Money Pool
KCP&L and GMO are also authorized to participate in the Evergy, Inc. money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO from Evergy, Inc. and between KCP&L and GMO. At December 31, 2018 and 2017, KCP&L had no outstanding receivables or payables under the money pool.

The following table summarizes Westar Energy's and KCP&L's related party net receivables and payables.

	December 31
	2018	2017
Westar Energy	(millions)
Net receivable from GMO	$2.6	$—
Net payable to KCP&L	(13.5)	—
Net payable to Evergy	(1.4)	—

KCP&L
Net receivable from GMO	$72.6	$65.8
Net receivable from Westar Energy	13.5	—
Net receivable from Evergy	15.7	—
Net receivable from Great Plains Energy	—	18.9
Tax Allocation Agreement
Evergy files a consolidated federal income tax return as well as unitary and combined income tax returns in several state jurisdictions with Kansas and Missouri being the most significant. Income taxes for consolidated or combined subsidiaries are allocated to the subsidiaries based on separate company computations of income or loss. As of December 31, 2018, Westar Energy and KCP&L had income taxes receivable from (payable to) Evergy of $42.7 million and $(2.0) million, respectively.
17. SHAREHOLDERS' EQUITY
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
Common Stock Repurchase Program
In July 2018, the Evergy Board authorized the repurchase of up to 60 million shares of Evergy's common stock. Although this repurchase authorization has no expiration date, Evergy expects to repurchase the 60 million shares by mid-2020. Evergy plans to utilize various methods to effectuate the share repurchase program, including but not limited to, a series of transactions that may include accelerated share repurchases, open market transactions or other means, subject to market conditions and applicable legal requirements. The repurchase program may be suspended, discontinued or resumed at any time. For 2018, Evergy had total repurchases of common stock of approximately $1,042 million and had repurchased 16.4 million shares under the repurchase program. These repurchase totals include shares repurchased under accelerated share repurchase (ASR) agreements, one of which had not reached final settlement as of December 31, 2018, and are discussed further below. Evergy retires repurchased common stock shares in the period the shares are repurchased.
In August 2018, Evergy entered into two ASR agreements with financial institutions to purchase $450.0 million of Evergy common stock. The ASR agreements reached final settlement in the fourth quarter of 2018 and resulted in the delivery of 7.9 million shares to Evergy based on the average daily volume weighted-average price of Evergy common stock during the term of the ASR agreements, less a negotiated discount.
In November 2018, Evergy entered into an ASR agreement with a financial institution to purchase $475.0 million of Evergy common stock. In December 2018, the financial institution delivered to Evergy 6.4 million shares of common stock, representing a partial settlement of the contract, based on then-current market prices and Evergy paid a total of $475.0 million. The upfront payment was recorded as a reduction to Evergy, Inc. shareholders' equity and as a repurchase of common stock on Evergy's consolidated statements of cash flows.
The final number of shares of Evergy common stock that Evergy may receive or be required to remit upon settlement of the ASR agreement will be based on the average daily volume weighted-average price of Evergy common stock during the term of the ASR agreement, less a negotiated discount. Final settlement of the ASR agreement will occur by March 2019, but may occur earlier at the option of the financial institution. Evergy expects that the final settlement of the ASR agreement will result in the delivery of additional shares of common stock to Evergy at no additional cost.
Evergy reflects ASRs as a repurchase of common stock in the period the shares are delivered for purposes of calculating earnings per share and as forward contracts indexed to its own common stock. Evergy's ASRs have met all of the applicable criteria for equity classification and therefore are not accounted for as derivative instruments.
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
Under the Federal Power Act, Westar Energy, KCP&L and GMO generally can pay dividends only out of retained earnings. Certain conditions in the MPSC and KCC orders authorizing the merger transaction also require Westar Energy and KCP&L to maintain consolidated common equity of at least 40% of total capitalization. Other conditions in the MPSC and KCC merger orders require Westar Energy, KCP&L and GMO to maintain credit ratings of at least investment grade. If Westar Energy's, KCP&L's or GMO's credit ratings are downgraded below the investment grade level as a result of their affiliation with Evergy or any of Evergy's affiliates, the impacted utility shall not pay a dividend to Evergy without KCC or MPSC approval or until the impacted utility's investment grade credit rating has been restored.
The master credit facility of Evergy, Westar Energy, KCP&L and GMO and the note purchase agreement for GMO's Series A, B and C Senior Notes contain covenants requiring the respective company to maintain a consolidated indebtedness to consolidated total capitalization ratio of not more than 0.65 to 1.00 at all times.
As of December 31, 2018, all of Evergy's and Westar Energy's retained earnings and net income were free of restrictions and KCP&L had a retained earnings restriction of $192.0 million. Evergy's subsidiaries had restricted net assets of approximately $5.1 billion as of December 31, 2018. These restrictions are not expected to affect the Evergy Companies' ability to pay dividends at the current level for the foreseeable future.
18. VARIABLE INTEREST ENTITIES
In determining the primary beneficiary of a VIE, the Evergy Companies assess the entity's purpose and design, including the nature of the entity's activities and the risks that the entity was designed to create and pass through to its variable interest holders. A reporting enterprise is deemed to be the primary beneficiary of a VIE if it has (a) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The primary beneficiary of a VIE is required to consolidate the VIE. The trust holding an 8% interest in Jeffrey

Energy Center was a VIE until the expiration of a purchase option in July 2017. The trust holding Westar Energy's 50% interest in La Cygne Unit 2 is a VIE and Westar Energy remains the primary beneficiary of the trust.
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
8% Interest in Jeffrey Energy Center
Under an agreement with an original expiration of January 2019, Westar Energy leased an 8% interest in Jeffrey Energy Center from a trust. The trust was financed with an equity contribution from an owner participant and debt issued by the trust. The trust was created specifically to purchase the 8% interest in Jeffrey Energy Center and lease it to a third party, and does not hold any other assets. Westar Energy met the requirements to be considered the primary beneficiary of the trust until July 2017, when a contractual option to purchase the 8% interest in the plant covered by the lease expired. Accordingly, Westar Energy deconsolidated the trust in the third quarter of 2017.
In February 2019, Westar Energy entered into an agreement to extend the lease of the 8% interest in Jeffrey Energy Center owned by the trust until August 2019. At the expiration of the lease term, Westar Energy will purchase the 8% interest from the trust.

50% Interest in La Cygne Unit 2
Under an agreement that expires in September 2029, Westar Energy entered into a sale-leaseback transaction with a trust under which the trust purchased Westar Energy's 50% interest in La Cygne Unit 2 and subsequently leased it back to Westar Energy. The trust was financed with an equity contribution from an owner participant and debt issued by the trust. The trust was created specifically to purchase the 50% interest in La Cygne Unit 2 and lease it back to Westar Energy, and does not hold any other assets. Westar Energy meets the requirements to be considered the primary beneficiary of the trust. In determining the primary beneficiary of the trust, Westar Energy concluded that the activities of the trust that most significantly impact its economic performance and that Westar Energy has the power to direct include (1) the operation and maintenance of the 50% interest in La Cygne Unit 2 and (2) Westar Energy's ability to exercise a purchase option at the end of the agreement at the lesser of fair value or a fixed amount. Westar Energy has the potential to receive benefits from the trust that could potentially be significant if the fair value of the 50% interest in La Cygne Unit 2 at the end of the agreement is greater than the fixed amount.
The following table summarizes the assets and liabilities related to the VIE described above that are recorded on Evergy's and Westar Energy's consolidated balance sheets.

	December 31
	2018	2017
Assets:	(millions)
Property, plant and equipment of variable interest entities, net	$169.2	$176.3
Liabilities:
Current maturities of long-term debt of variable interest entities	$30.3	$28.5
Accrued interest(a)	0.5	0.7
Long-term debt of variable interest entities, net	51.1	81.4

(a)	Included in accrued interest on Evergy's and Westar Energy's consolidated balance sheets.
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

19. TAXES
Components of income tax expense are detailed in the following tables.

Evergy	2018	2017	2016
Current income taxes	(millions)
Federal	$(67.4)	$0.1	$(1.0)
State	2.2	0.4	0.3
Total	(65.2)	0.5	(0.7)
Deferred income taxes
Federal	160.1	122.8	155.2
State	(32.3)	30.7	32.9
Total	127.8	153.5	188.1
Investment tax credit
Amortization	(3.6)	(2.8)	(2.9)
Total	(3.6)	(2.8)	(2.9)
Income tax expense	$59.0	$151.2	$184.5

Westar Energy	2018	2017	2016
Current income taxes	(millions)
Federal	$(0.3)	$0.1	$(1.0)
State	(1.8)	0.4	0.3
Total	(2.1)	0.5	(0.7)
Deferred income taxes
Federal	43.5	122.8	155.2
State	(42.9)	30.7	32.9
Total	0.6	153.5	188.1
Investment tax credit
Amortization	(2.8)	(2.8)	(2.9)
Total	(2.8)	(2.8)	(2.9)
Income tax expense (benefit)	$(4.3)	$151.2	$184.5

KCP&L	2018	2017	2016
Current income taxes	(millions)
Federal	$29.8	$37.4	$24.8
State	8.9	8.3	4.7
Total	38.7	45.7	29.5
Deferred income taxes
Federal	(3.4)	74.7	76.4
State	53.0	8.8	17.0
Total	49.6	83.5	93.4
Investment tax credit
Amortization	(1.0)	(1.0)	(1.0)
Total	(1.0)	(1.0)	(1.0)
Income tax expense	$87.3	$128.2	$121.9

Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Evergy	2018	2017	2016
Federal statutory income tax	21.0%	35.0%	35.0%
COLI policies	(1.9)	(3.1)	(4.2)
State income taxes	4.9	4.1	4.0
Flow through depreciation for plant-related differences	0.8	2.3	3.1
Federal tax credits	(6.4)	(6.9)	(1.8)
Non-controlling interest	(0.4)	(0.9)	(0.9)
AFUDC equity	(0.1)	(0.2)	(0.8)
Amortization of federal investment tax credits	(0.6)	(0.6)	(0.5)
Changes in uncertain tax positions, net	0.1	—	—
Federal or state tax rate change	(8.7)	2.5	—
Valuation allowance	0.4	0.3	0.4
Stock compensation	(0.4)	(0.9)	(0.5)
Officer compensation limitation	1.2	0.2	—
Other	(0.2)	(0.8)	—
Effective income tax rate	9.7%	31.0%	33.8%

Westar Energy	2018	2017	2016
Federal statutory income tax	21.0%	35.0%	35.0%
COLI policies	(3.3)	(3.1)	(4.2)
State income taxes	5.0	4.1	4.0
Flow through depreciation for plant-related differences	1.6	2.3	3.1
Federal tax credits	(10.4)	(6.9)	(1.8)
Non-controlling interest	(0.6)	(0.9)	(0.9)
AFUDC equity	(0.2)	(0.2)	(0.8)
Amortization of federal investment tax credits	(0.8)	(0.6)	(0.5)
Changes in uncertain tax positions, net	0.1	—	—
Federal or state tax rate change	(15.3)	2.5	—
Valuation allowance	0.5	0.3	0.4
Stock compensation	(0.8)	(0.9)	(0.5)
Officer compensation limitation	1.8	0.2	—
Other	0.2	(0.8)	—
Effective income tax rate	(1.2)%	31.0%	33.8%

KCP&L	2018	2017	2016
Federal statutory income tax	21.0%	35.0%	35.0%
COLI policies	(0.2)	(0.3)	(0.2)
State income taxes	5.5	3.8	4.1
Flow through depreciation for plant-related differences	(2.5)	0.5	0.3
Federal tax credits	(2.1)	(2.4)	(3.1)
AFUDC equity	(0.1)	(0.7)	(0.7)
Amortization of federal investment tax credits	(0.4)	(0.3)	(0.3)
Federal or state tax rate change	14.1	5.3	—
Valuation allowance	—	0.4	—
Stock compensation	—	0.2	—
Officer compensation limitation	0.6	0.1	0.2
Other	(1.0)	—	(0.1)
Effective income tax rate	34.9%	41.6%	35.2%
Deferred Income Taxes
The tax effects of major temporary differences resulting in deferred income tax assets (liabilities) in the consolidated balance sheets is in the following table.

	December 31
	2018			2017
	Evergy	Westar Energy	KCP&L	Evergy	Westar Energy	KCP&L(a)
Deferred tax assets:	(millions)
Tax credit carryforward	$508.1	$307.1	$194.0	$276.7	$276.7	$185.8
Income taxes refundable to customers, net	478.1	233.1	186.9	230.3	230.3	179.1
Deferred employee benefit costs	215.4	89.6	118.3	95.9	95.9	124.6
Net operating loss carryforward	383.3	60.7	119.2	70.0	70.0	131.2
Deferred state income taxes	62.5	62.5	—	63.8	63.8	—
Alternative minimum tax carryforward	73.4	26.7	—	52.2	52.2	—
Accrued liabilities	82.6	13.6	32.8	13.2	13.2	26.0
Other	193.5	101.7	46.7	97.9	97.9	35.7
Total deferred tax assets before valuation allowance	1,996.9	895.0	697.9	900.0	900.0	682.4
Valuation allowances	(27.3)	(1.7)	—	—	—	—
Total deferred tax assets, net	1,969.6	893.3	697.9	900.0	900.0	682.4
Deferred tax liabilities:
Plant-related	(3,164.9)	(1,491.6)	(1,199.7)	(1,483.3)	(1,483.3)	(1,127.0)
Deferred employee benefit costs	(199.9)	(89.6)	(86.1)	(95.9)	(95.9)	(96.0)
Acquisition premium	(72.6)	(72.6)	—	(76.6)	(76.6)	—
Other	(131.4)	(54.9)	(43.9)	(59.9)	(59.9)	(75.5)
Total deferred tax liabilities	(3,568.8)	(1,708.7)	(1,329.7)	(1,715.7)	(1,715.7)	(1,298.5)
Net deferred income tax liabilities	$(1,599.2)	$(815.4)	$(631.8)	$(815.7)	$(815.7)	$(616.1)

(a)	KCP&L amounts are not included in consolidated Evergy at December 31, 2017.
Tax Credit Carryforwards
At December 31, 2018 and 2017, Evergy had $333.8 million and $100.0 million, respectively, of federal general business income tax credit carryforwards.  At December 31, 2018 and 2017, Westar Energy had $134.0 million and $100.0 million, respectively, of federal general business income tax credit carryforwards. At December 31, 2018 and 2017, KCP&L had $192.8 million and $184.6 million, respectively, of federal general business income tax credit carryforwards.  The carryforwards for Evergy, Westar Energy and KCP&L relate primarily to wind production tax credits and advanced coal investment tax credits and expire in the years 2020 to 2038. Approximately $0.5 million of Evergy's credits are related to Low Income Housing credits that were acquired in Great Plains Energy's acquisition of GMO.  Due to federal limitations on the utilization of income tax attributes acquired in the GMO acquisition, Evergy expects a portion of these credits to expire unutilized and has provided a valuation allowance against $0.4 million of the federal income tax benefit.
The year of origin of Evergy's, Westar Energy's and KCP&L's related tax benefit amounts for federal tax credit carryforwards as of December 31, 2018 are detailed in the following table.

	Amount of Benefit
Year of Origin	Evergy	Westar Energy	KCP&L
	(millions)
2000	$7.3	$7.3	$—
2001	9.8	9.7	—
2002	0.3	0.2	—
2003	0.3	0.2	—
2004	0.3	0.2	—
2005	0.3	0.2	—
2006	0.3	0.2	—
2007	0.6	0.5	—
2008	39.8	0.5	38.9
2009	47.7	0.2	47.4
2010	18.3	—	18.2
2011	13.3	—	13.2
2012	13.7	2.9	10.7
2013	23.5	10.5	12.9
2014	23.6	10.2	13.0
2015	23.5	10.1	12.8
2016	26.1	10.1	12.4
2017	43.3	34.5	8.2
2018	41.8	36.5	5.1
	$333.8	$134.0	$192.8
At December 31, 2018 and 2017, Evergy had $73.4 million and $52.2 million of federal alternative minimum tax (AMT) credit carryforwards. At December 31, 2018 and 2017, Westar Energy had $26.7 million and $52.2 million of federal AMT carryforwards.  These credits do not expire and can be used to reduce taxes paid in the future or become refundable starting in 2018. Due to potential federal budget sequestration reductions for refundable income tax credits, Evergy expects a portion of these credits will not be refunded and has provided a valuation allowance against $7.9 million of the federal income tax benefit.
At December 31, 2018 and 2017, Evergy had $174.3 million and $176.7 million, respectively, of tax benefits related to state income tax credit carryforwards. At December 31, 2018 and 2017, Westar Energy had $173.1 million and $176.7 million, respectively, of tax benefit related to state income tax credit carryforwards. At December 31, 2018 and 2017, KCP&L had $1.2 million of tax benefits related to state income tax credit carryforwards. The state income tax credits relate primarily to the Kansas high performance incentive program tax credits and expire in the years 2024 to 2033.
Net Operating Loss Carryforwards
At December 31, 2018 and 2017, Evergy had $324.2 million and $38.0 million, respectively, of tax benefits related to federal net operating loss (NOL) carryforwards.  At December 31, 2018 and 2017, Westar Energy had $40.1

million and $38.0 million, respectively, of tax benefits related to federal NOL carryforwards. At December 31, 2018 and 2017, KCP&L had $107.5 million and $107.3 million, respectively, of tax benefits related to federal NOL carryforwards. Approximately $78.1 million at December 31, 2018 are tax benefits related to NOLs that were acquired in the GMO acquisition. Due to federal limitations on the utilization of income tax attributes acquired in the GMO acquisition, Evergy expects a portion of these credits to expire unutilized and has provided a valuation allowance against $7.1 million of the federal income tax benefit. The federal NOL carryforwards expire in years 2022 to 2037.
The year of origin of Evergy's, Westar Energy's and KCP&L's related tax benefit amounts for federal NOL carryforwards as of December 31, 2018 are detailed in the following table.

	Amount of Benefit
Year of Origin	Evergy	Westar Energy	KCP&L
	(millions)
2004	$1.6	$—	$—
2005	44.4	—	—
2006	32.0	—	—
2009	21.9	—	—
2010	2.5	—	—
2011	65.3	—	38.4
2012	0.2	0.2	—
2013	1.5	0.8	0.3
2014	77.2	25.0	12.3
2015	59.3	0.2	55.6
2016	0.8	0.4	0.3
2017	16.2	12.3	0.6
2018	1.3	1.2	—
	$324.2	$40.1	$107.5
In addition, Evergy also had deferred tax benefits of $59.1 million and $26.0 million related to state NOLs as of December 31, 2018 and 2017, respectively.  Westar Energy had deferred tax benefits of $20.6 million and $26.0 million related to state NOLs as of December 31, 2018 and 2017, respectively. KCP&L had deferred tax benefits of $11.7 million and $23.9 million related to state NOLs as of December 31, 2018 and 2017, respectively. The state NOL carryforwards expire in years 2019 to 2037. Evergy does not expect to utilize $11.9 million of NOLs before the expiration date of the carryforwards of NOLs in certain states. Therefore, a valuation allowance has been provided against $11.9 million of state tax benefits.
Valuation Allowances
Evergy is required to assess the ultimate realization of deferred tax assets using a "more likely than not" assessment threshold.  This assessment takes into consideration tax planning strategies within Evergy's control.  As a result of this assessment, Evergy has established a partial valuation allowance for federal and state tax NOL carryforwards and tax credit carryforwards. During 2018, $0.5 million of tax expense was recorded in continuing operations primarily related to AMT credits offset by the tax benefit recorded for the expiration of certain state NOL carryforwards. The remaining valuation allowances against federal and state NOL carryforwards and tax credit carryforwards were acquired as part of the merger and were recorded as part of the purchase accounting entries.
Federal Tax Reform
In December 2017, the U.S. Congress passed and President Donald Trump signed Public Law No. 115-97, commonly referred to as the TCJA. The TCJA represents the first major reform in U.S. income tax law since 1986. Most notably, the TCJA reduces the current top corporate income tax rate from 35% to 21% beginning in 2018, repeals the corporate AMT, makes existing AMT tax credit carryforwards refundable, and changes the deductibility and taxability of certain items, among other things. Prior to the change in tax rates that has been reflected in their 2018 rate cases, Westar Energy, KCP&L and GMO recovered the cost of income taxes in rates from their customers based on the 35% federal corporate income tax rate.
In January 2018, the KCC issued an order requiring certain regulated public utilities, including Westar Energy and KCP&L, to begin recording a regulatory liability for the difference between the new federal corporate tax rate and amounts currently collected in rates. In the second quarter of 2018, Westar Energy and KCP&L entered into settlement agreements with KCC staff and other intervenors in which they further agreed to begin deferring any impacts of the TCJA on their excess accumulated deferred income taxes to a regulatory liability. The KCC approved these settlement agreements in June 2018. KCP&L and GMO had also recorded regulatory liabilities in 2018 due to the probability that they would also be required to make similar refunds to their Missouri customers.
The final regulatory treatment of these regulatory liabilities was determined in each of Westar Energy's, KCP&L's and GMO's rate cases with the KCC and MPSC. See Note 5 for more information and the amounts of the regulatory liabilities recorded by the Evergy Companies.

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

20. QUARTERLY OPERATING RESULTS (UNAUDITED)

	Quarter
Evergy	1st	2nd	3rd	4th
2018	(millions, except per share amounts)
Operating revenue	$600.2	$893.4	$1,582.5	$1,199.8
Operating income	123.5	126.9	533.1	150.1
Net income	62.9	104.4	357.6	21.1
Net income attributable to Evergy, Inc.	60.5	101.8	355.0	18.5
Basic and diluted earnings per common share	0.42	0.56	1.32	0.07
2017
Operating revenue	$572.6	$609.3	$794.3	$594.8
Operating income	131.4	160.2	264.9	122.3
Net income	63.5	76.0	160.7	36.3
Net income attributable to Evergy, Inc.	59.7	72.1	158.3	33.8
Basic and diluted earnings per common share	0.42	0.50	1.11	0.24

	Quarter
Westar Energy	1st	2nd	3rd	4th
2018	(millions)
Operating revenue	$600.2	$650.9	$764.8	$599.0
Operating income	123.5	76.1	256.9	94.0
Net income	62.9	77.6	178.0	30.6
Net income attributable to Westar Energy, Inc.	60.5	75.0	175.4	28.0
2017
Operating revenue	$572.6	$609.3	$794.3	$594.8
Operating income	131.4	160.2	264.9	122.3
Net income	63.5	76.0	160.7	36.3
Net income attributable to Westar Energy, Inc.	59.7	72.1	158.3	33.8

	Quarter
KCP&L	1st	2nd	3rd	4th
2018	(millions)
Operating revenue	$397.1	$452.2	$559.6	$414.2
Operating income	61.0	114.7	189.4	44.7
Net income (loss)	20.2	24.6	120.3	(2.2)
2017
Operating revenue	$395.9	$482.7	$595.7	$416.4
Operating income	65.0	126.2	219.8	75.4
Net income	14.2	49.6	114.1	1.9
Quarterly data is subject to seasonal fluctuations with peak periods occurring in the summer months. Evergy's results reflect the results of operations of Westar Energy for all periods in 2017. Evergy had separate operations and includes the results of operation of KCP&L and GMO beginning with the quarter ended June 30, 2018. See Note 1 for more information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Evergy.  Under the supervision and with the participation of Evergy’s chief executive officer and chief financial officer, management evaluated the effectiveness of Evergy’s internal control over financial reporting as of December 31, 2018.  Management used for this evaluation the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has concluded that, as of December 31, 2018, Evergy’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework.  Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued its attestation report on Evergy’s internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Evergy, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Evergy, Inc. and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2018, of the Company and our report dated February 21, 2019, expressed an unqualified opinion on those financial statements and financial statement schedules.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/DELOITTE & TOUCHE LLP
Kansas City, Missouri
February 21, 2019

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
Changes in Internal Control Over Financial Reporting
There has been no change in Westar Energy's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Westar Energy.  Under the supervision and with the participation of Westar Energy’s chief executive officer and chief financial officer, management evaluated the effectiveness of Westar Energy’s internal control over financial reporting as of December 31, 2018. Management used for this evaluation the framework in Internal Control - Integrated Framework (2013) issued by the COSO of the Treadway Commission.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has concluded that, as of December 31, 2018, Westar Energy’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework.
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
Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for KCP&L.  Under the supervision and with the participation of KCP&L’s chief executive officer and chief financial officer, management evaluated the effectiveness of KCP&L’s internal control over financial reporting as of December 31, 2018.  Management used for this evaluation the framework in Internal Control - Integrated Framework (2013) issued by the COSO of the Treadway Commission.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has concluded that, as of December 31, 2018, KCP&L’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework.
ITEM 9B.  OTHER INFORMATION
None.
PART III
Information required by Items 10-14 of Part III of this Form 10-K with respect to Evergy will be incorporated by reference to Evergy's definitive proxy statement with respect to its 2019 Annual Meeting of Shareholders (Proxy Statement), which will be filed with the SEC on or before April 30, 2019.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Evergy
The information required by this item is incorporated by reference from the Proxy Statement for the 2019 Annual Meeting of Shareholders:

•	Information regarding the directors of Evergy is contained in the Proxy Statement section titled "Election of Directors."

•
Information regarding compliance with Section 16(a) of the Exchange Act is contained in the Proxy Statement section titled "Security Ownership of Certain Beneficial Owners, Directors and Officers - Section 16(a) Beneficial Ownership Reporting Compliance."

•	Information regarding the Audit Committee of Evergy is contained in the Proxy Statement section titled "Corporate Governance - Committees of the Board."

•	Information regarding Evergy's Code of Ethical Business Conduct is contained in the Proxy Statement section titled "Corporate Governance - Code of Ethical Business Conduct."
Information required by this item regarding Evergy's executive officers is contained in this report in Part I, Item 1 in "Executive Officers."
Westar Energy and KCP&L
Other information required by this item regarding Westar Energy and KCP&L has been omitted in reliance on General Instruction (I) to Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
Evergy
The information required by this item contained in the sections titled "Executive Compensation," "Director Compensation," "Compensation Discussion and Analysis", "Compensation Committee Report" and "Director

Independence - Compensation Committee Interlocks and Insider Participation" of the Proxy Statement is incorporated by reference.
Westar Energy and KCP&L
Other information required by this item regarding Westar Energy and KCP&L has been omitted in reliance on General Instruction (I) to Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Evergy
The information required by this item regarding security ownership of the directors and executive officers of Evergy contained in the section titled "Security Ownership of Certain Beneficial Owners, Directors and Officers" of the Proxy Statement is incorporated by reference.
Westar Energy and KCP&L
The information required by this item regarding Westar Energy and KCP&L has been omitted in reliance on General Instruction (I) to Form 10-K.
Equity Compensation Plans
Upon the consummation of the merger, Evergy assumed both Westar Energy's LTISA and Great Plains Energy's Amended Long-Term Incentive Plan, which was renamed the Evergy, Inc. Long-Term Incentive Plan. The renamed Evergy Long-Term Incentive Plan permits the grant of restricted stock, restricted stock units, bonus shares, stock options, stock appreciation rights, director shares, director deferred share units, performance shares and other stock-based awards to directors, officers and other employees of Evergy.
The following table provides information, as of December 31, 2018, regarding the number of common shares to be issued upon exercise of outstanding options, warrants and rights, their weighted average exercise price, and the number of shares of common stock remaining available for future issuance. The table excludes shares issued or issuable under any defined contribution savings plans.

Number of securities
	Number of		remaining available
	securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)
Evergy Long-Term Incentive Plan	530,359 (2)	$— (3)	2,168,693
Equity compensation plans not approved by security holders	—	—	—
Total	530,359 (2)	$— (3)	2,168,693
(1)The Westar Energy, Inc. Long-Term Incentive and Share Award Plan will not be used for future awards. As of December 31, 2018, there were approximately 134,538 time-based restricted stock units outstanding under the plan, and approximately 362,324 units outstanding that were deferred pursuant to the Westar Energy, Inc. non-employee deferred compensation program. Deferred units will continue to receive deferred dividend equivalents in the form of additional deferred units until payouts pursuant to elections begin.
(2)Includes 348,496 performance shares at target performance levels, 82,331 time-based restricted share units and director deferred share units for 99,532 shares of Evergy common stock outstanding at December 31, 2018.
(3)The performance shares, time-based restricted share units and director deferred share units have no exercise price and therefore are not reflected in the weighted average exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Evergy
The information required by this item contained in the sections titled "Director Independence" and "Related Party Transactions" of the Proxy Statement is incorporated by reference.
Westar Energy and KCP&L
The information required by this item regarding Westar Energy and KCP&L has been omitted in reliance on General Instruction (I) to Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Evergy
The information required by this item regarding the independent auditors of Evergy and its subsidiaries contained in the section titled "Ratification of Appointment of Independent Auditors" of the Proxy Statement is incorporated by reference.
Westar Energy and KCP&L
The Audit Committee of the Evergy Board functions as the Audit Committee of Westar Energy and KCP&L. The following tables set forth the aggregate fees billed by Deloitte & Touche LLP for audit services rendered in connection with the consolidated financial statements and reports for 2018 and 2017 and for other services rendered during 2018 and 2017 on behalf of Westar Energy and KCP&L, as well as all out-of-pocket costs incurred in connection with these services:

Westar Energy	2018	2017
Fee Category
Audit Fees	$2,168,000	$2,691,000
Audit-Related Fees	40,000	54,000
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$2,208,000	$2,745,000

KCP&L	2018	2017
Fee Category
Audit Fees	$1,801,396	$1,304,550
Audit-Related Fees	23,000	22,000
Tax Fees	34,765	24,905
All Other Fees	—	—
Total Fees	$1,859,161	$1,351,455
Audit Fees: Consists of fees billed for professional services rendered for the audits of the annual consolidated financial statements of Westar Energy and KCP&L and reviews of the interim condensed consolidated financial statements included in quarterly reports. Audit fees also include: services provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements; audit reports on audits of the effectiveness of internal control over financial reporting and other attest services, except those not required by statute or regulation; services related to filings with the SEC, including comfort letters, consents and assistance with and review of documents filed with the SEC; and accounting research in support of the audit.

Audit-Related Fees: Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of consolidated financial statements of Westar Energy and KCP&L and are not reported under "Audit Fees." These services include consultation concerning financial accounting and reporting standards.
Tax Fees: Consists of fees billed for tax compliance and related support of tax returns and other tax services, including assistance with tax audits, and tax research and planning.
All Other Fees: Consists of fees for all other services other than those described above.
Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services
The Audit Committee has adopted policies and procedures for the pre-approval of all audit services, audit-related services, tax services and other services to be provided by the independent registered public accounting firm for Westar Energy and KCP&L. Under these policies and procedures, the Audit Committee may pre-approve certain types of services, up to the aggregate fee levels it sets. Any proposed service within a pre-approved type of service that would cause the applicable fee level to be exceeded cannot be provided unless the Audit Committee either amends the applicable fee level or specifically approves the proposed service. The Audit Committee, as well, may specifically approve audit, audit-related, tax or other services on a case-by-case basis. Pre-approval is generally provided for up to one year, unless the Audit Committee specifically provides for a different period. Management provides quarterly updates to the Audit Committee regarding actual fees spent with respect to pre-approved services.  The Chair of the Audit Committee may pre-approve audit, audit-related, tax and other services provided by the independent registered public accounting firm as required between meetings and report such pre-approval at the next Audit Committee meeting.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements

Evergy, Inc.		Page No.

a.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016	60

b.	Consolidated Balance Sheets - December 31, 2018 and 2017	61

c.	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016	63

d.	Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016	64

e.	Notes to Consolidated Financial Statements	75

f.	Report of Independent Registered Public Accounting Firm	57

Westar Energy, Inc.

g.	Consolidated Statements of Income for the years December 31, 2018, 2017 and 2016	65

h.	Consolidated Balance Sheets - December 31, 2018 and 2017	66

i.	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016	68

j.	Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016	69

k.	Notes to Consolidated Financial Statements	75

l.	Report of Independent Registered Public Accounting Firm	58

KCP&L

m.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016	70

n.	Consolidated Balance Sheets - December 31, 2018 and 2017	71

o.	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016	73

p.	Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016	74

q.	Notes to Consolidated Financial Statements	75

r.	Report of Independent Registered Public Accounting Firm	59

Financial Statement Schedules

	Evergy, Inc.

a.	Schedule I - Parent Company Financial Statements	168

b.	Schedule II - Valuation and Qualifying Accounts and Reserves	172

	Westar Energy, Inc.
c.	Schedule II - Valuation and Qualifying Accounts and Reserves	172

	KCP&L

d.	Schedule II - Valuation and Qualifying Accounts and Reserves	173

Exhibits

Exhibit Number		Description of Document	Registrant

2.1	*∆
Agreement and Plan of Merger, dated May 29, 2016, by and among Westar Energy, Inc., Great Plains Energy Incorporated and, from and after its accession thereto, Merger Sub (as defined therein) (Exhibit 2.1 to Great Plains Energy's Form 8-K filed on May 31, 2016).
Evergy Westar Energy

2.2	*∆
Amended and Restated Merger Agreement, dated July 9, 2017, by and among Great Plains Energy Incorporated, Westar Energy, Inc., Monarch Energy Holding, Inc., King Energy, Inc. and, solely for the purposes set forth therein, GP Star, Inc. (Exhibit 2.1 to Great Plains Energy's Form 8-K filed on July 10, 2017).
Evergy Westar Energy

3.1	*	Amended and Restated Articles of Incorporation of Evergy, Inc., effective June 4, 2018 (Exhibit 3.1 to Form 8-K filed on June 4, 2018).	Evergy

3.2	*	Amended and Restated By-laws of Evergy, Inc., effective June 4, 2018 (Exhibit 3.2 to Form 8-K filed on June 4, 2018).	Evergy

3.3	*	Amended and Restated Articles of Consolidation of Kansas City Power & Light Company, restated as of May 6, 2014 (Exhibit 3.2 to KCP&L's Form 10-Q for the quarter ended March 31, 2014).	KCP&L

3.4	*	Amended and Restated By-laws of Kansas City Power & Light Company, as amended December 10, 2013 (Exhibit 3.3 to KCP&L's Form 8-K filed on December 16, 2013).	KCP&L

3.5	*	Amended and Restated Articles of Incorporation of Westar Energy, Inc., as amended June 4, 2018 (Exhibit 3.3 to Westar Energy's Form 10-Q for the quarter ended June 30, 2018).	Westar Energy

3.6	*	Amended and Restated By-laws of Westar Energy, Inc., as amended June 4, 2018 (Exhibit 3.4 to Westar Energy's Form 10-Q for the quarter ended June 30, 2018).	Westar Energy

4.1	*	Indenture, dated June 1, 2004, between Great Plains Energy Incorporated and BNY Midwest Trust Company, as trustee (Exhibit 4.4 to Great Plains Energy's Form 8-A/A filed on June 14, 2004).	Evergy

4.2	*
First Supplemental Indenture, dated June 14, 2004, between Great Plains Energy Incorporated and BNY Midwest Trust Company, as trustee (Exhibit 4.5 to Great Plains Energy's Form 8-A/A filed on June 14, 2004).
Evergy

4.3	*
Second Supplemental Indenture, dated September 25, 2007, between Great Plains Energy Incorporated and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.1 to Great Plains Energy's Form 8-K filed on September 26, 2007).
Evergy

4.4	*
Third Supplemental Indenture, dated August 13, 2010, between Great Plains Energy Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Great Plains Energy's Form 8-K filed on August 13, 2010).
Evergy

4.5	*
Fourth Supplemental Indenture, dated May 19, 2011, between Great Plains Energy Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Great Plains Energy's Form 8-K filed on May 19, 2011).
Evergy

4.6	*
Fifth Supplemental Indenture, dated March 9, 2017, between Great Plains Energy and The Bank of New York Trust Company, N.A. as trustee (Exhibit 4.1 to Great Plains Energy's Form 8-K filed on March 9, 2017).
Evergy

4.7	*
Sixth Supplemental Indenture, dated June 4, 2018, by and among Great Plains Energy Incorporated, Evergy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy's Form 8-K filed on June 4, 2018).
Evergy

4.8	*
Subordinated Indenture, dated May 18, 2009, between Great Plains Energy Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Great Plains Energy's Form 8-K filed on May 19, 2009).
Evergy

4.9	*
Supplemental Indenture No. 1, dated May 18, 2009, between Great Plains Energy Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.2 to Great Plains Energy's Form 8-K filed on May 19, 2009).
Evergy

4.10	*
Supplemental Indenture No. 2, dated March 22, 2012, between Great Plains Energy Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Great Plains Energy's Form 8-K filed on March 23, 2012).
Evergy

4.11	*
Supplemental Indenture No. 3, dated June 4, 2018, by and among Great Plains Energy Incorporated, Evergy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.2 to Evergy's Form 8-K filed on June 4, 2018).
Evergy

4.12	*
Indenture, dated August 24, 2001, between Aquila, Inc. and BankOne Trust Company, N.A., as trustee (Exhibit 4(d) to Registration Statement on Form S-3 (File No. 333-68400) filed by Aquila, Inc. on August 27, 2001).
Evergy

4.13	*
Second Supplemental Indenture, dated July 3, 2002, between Aquila, Inc. and BankOne Trust Company, N.A., as trustee (Exhibit 4(c) to Form S-4 (File No. 333-100204) filed by Aquila, Inc. on September 30, 2002).
Evergy

4.14	*
General Mortgage and Deed of Trust, dated December 1, 1986, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.12 to KCP&L's Form 10-K for the year ended December 31, 2017).
Evergy KCP&L

4.15	*
Fifth Supplemental Indenture, dated September 1, 1992, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.13 to KCP&L's Form 10-K for the year ended December 31, 2017).
Evergy KCP&L

4.16	*
Seventh Supplemental Indenture, dated October 1, 1993, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.14 to KCP&L's Form 10-K for the year ended December 31, 2017).
Evergy KCP&L

4.17	*
Eighth Supplemental Indenture, dated December 1, 1993, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.15 to KCP&L's Form 10-K for the year ended December 31, 2017).
Evergy KCP&L

4.18	*
Eleventh Supplemental Indenture, dated August 15, 2005, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.2 to KCP&L's Form 10-Q for the quarter ended September 30, 2005).
Evergy KCP&L

4.19	*
Twelfth Supplemental Indenture, dated March 1, 2009, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.2 to KCP&L's Form 8-K filed on March 24, 2009).
Evergy KCP&L

4.20	*
Thirteenth Supplemental Indenture, dated March 1, 2009, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.3 to KCP&L's Form 8-K filed on March 24, 2009).
Evergy KCP&L

4.21	*
Fourteenth Supplemental Indenture, dated March 1, 2009, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.4 to KCP&L's Form 8-K filed on March 24, 2009).
Evergy KCP&L

4.22	*
Fifteenth Supplemental Indenture, dated June 30, 2011, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.1 to KCP&L's Form 10-Q for the quarter ended June 30, 2011).
Evergy KCP&L

4.23	*	Indenture, dated December 1, 2000, between Kansas City Power & Light Company and The Bank of New York, as trustee (Exhibit 4(a) to KCP&L's Form 8-K filed on December 18, 2000).	Evergy KCP&L

4.24	*	Indenture, dated March 1, 2002, between Kansas City Power & Light Company and The Bank of New York, as trustee (Exhibit 4.1.b. to KCP&L's Form 10-Q for the quarter ended March 31, 2002).	Evergy KCP&L

4.25	*
Supplemental Indenture No. 1, dated November 15, 2005, between Kansas City Power & Light Company and The Bank of New York, as trustee (Exhibit 4.2.j to KCP&L's Form 10-K for the year ended December 31, 2005).
Evergy KCP&L

4.26	*	Indenture, dated May 1, 2007, between Kansas City Power & Light Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.1 to KCP&L's Form 8-K filed on June 4, 2007).	Evergy KCP&L

4.27	*
Supplemental Indenture No. 1, dated June 4, 2007, between Kansas City Power & Light Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.2 to KCP&L's Form 8-K filed on June 4, 2007).
Evergy KCP&L

4.28	*
Supplemental Indenture No. 2, dated March 11, 2008, between Kansas City Power & Light Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.2 to KCP&L's Form 8-K filed on March 11, 2008).
Evergy KCP&L

4.29	*
Supplemental Indenture No. 3, dated September 20, 2011, between Kansas City Power & Light Company and The Bank of New York Mellon Trust Company, N.A., trustee (Exhibit 4.1 to KCP&L's Form 8-K filed on September 20, 2011).
Evergy KCP&L

4.30	*
Supplemental Indenture No. 4, dated March 14, 2013, between Kansas City Power & Light Company and The Bank of New York Mellon Trust Company, N.A., trustee (Exhibit 4.1 to KCP&L's Form 8-K filed on March 14, 2013).
Evergy KCP&L

4.31	*
Supplemental Indenture No. 5, dated August 18, 2015, between Kansas City Power & Light Company and The Bank of New York Mellon Trust Company, N.A., trustee (Exhibit 4.1 to KCP&L's Form 8-K filed on August 18, 2015).
Evergy KCP&L

4.32	*	Supplemental Indenture No. 6, dated June 15, 2017, between KCP&L and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to KCP&L's Form 8-K filed on June 15, 2017).	Evergy KCP&L

4.33	*
Supplemental Indenture No. 7, dated March 1, 2018, between Kansas City Power & Light Company and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to KCP&L's Form 8-K filed on March 1, 2018).
Evergy KCP&L

4.34	*
Note Purchase Agreement, dated August 16, 2013, among KCP&L Greater Missouri Operations Company and the purchasers party thereto (Exhibit 4.1 to Great Plains Energy's Form 8-K filed on August 19, 2013).
Evergy

4.35		Mortgage and Deed of Trust, dated July 1, 1939, between Westar Energy, Inc. (formerly The Kansas Power and Light Company) and Harris Trust and Savings Bank, as trustee.	Evergy Westar Energy

4.36		First Supplemental Indenture, dated July 1, 1939, between Westar Energy, Inc. (formerly The Kansas Power and Light Company) and Harris Trust and Savings Bank, as trustee.	Evergy Westar Energy

4.37		Second Supplemental Indenture, dated April 1, 1949, between Westar Energy, Inc. (formerly The Kansas Power and Light Company) and Harris Trust and Savings Bank, as trustee.	Evergy Westar Energy

4.38		Sixth Supplemental Indenture, dated October 4, 1951, between Westar Energy, Inc. (formerly The Kansas Power and Light Company) and Harris Trust and Savings Bank, as trustee.	Evergy Westar Energy

4.39		Fourteenth Supplemental Indenture, dated May 1, 1976, between Westar Energy, Inc. (formerly The Kansas Power and Light Company) and Harris Trust and Savings Bank, as trustee.	Evergy Westar Energy

4.40		Twenty-Eighth Supplemental Indenture, dated July 1, 1992, between Westar Energy, Inc. (formerly Western Resources, Inc.) and Harris Trust and Savings Bank, as trustee.	Evergy Westar Energy

4.41	*
Thirty-Second Supplemental Indenture, dated April 15, 1994, between Westar Energy, Inc. (formerly Western Resources, Inc.) and Harris Trust and Savings Bank, as trustee (Exhibit 4(s) to Westar Energy's Form 10-K for the fiscal year ended December 31, 1994).
Evergy Westar Energy

4.42	*
Thirty-Fourth Supplemental Indenture, dated June 28, 2000, between Westar Energy, Inc. (formerly Western Resources, Inc.) and Harris Trust and Savings Bank, as trustee (Exhibit 4(v) to Westar Energy's Form 10-K for the fiscal year ended December 31, 2000).
Evergy Westar Energy

4.43	*	Thirty-Sixth Supplemental Indenture, dated June 1, 2004, between Westar Energy, Inc. and BNY Midwest Trust Company, as trustee (Exhibit 4.1 to Westar Energy's Form 8-K filed on January 18, 2005).	Evergy Westar Energy

4.44	*	Thirty-Eighth Supplemental Indenture, dated January 18, 2005, between Westar Energy, Inc. and BNY Midwest Trust Company, as trustee (Exhibit 4.3 to Westar Energy's Form 8-K filed on January 18, 2005).	Evergy Westar Energy

4.45	*	Thirty-Ninth Supplemental Indenture, dated June 30, 2005, between Westar Energy, Inc. and BNY Midwest Trust Company, as trustee (Exhibit 4.1 to Westar Energy's Form 8-K filed on July 1, 2005).	Evergy Westar Energy

4.46	*
Forty-Second Supplemental Indenture, dated March 1, 2012, between Westar Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Westar Energy's Form 8-K filed on February 29, 2012).
Evergy Westar Energy

4.47	*
Forty-Second Supplemental (Reopening) Indenture, dated May 17, 2012, between Westar Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Westar Energy's Form 8-K filed on May 16, 2012).
Evergy Westar Energy

4.48	*
Forty-Third Supplemental Indenture, dated March 28, 2013, between Westar Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Westar Energy's Form 8-K filed on March 22, 2013).
Evergy Westar Energy

4.49	*
Forty-Fourth Supplemental Indenture, dated August 19, 2013, between Westar Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Westar Energy's Form 8-K filed on August 14, 2013).
Evergy Westar Energy

4.50	*
Forty-Fifth Supplemental Indenture, dated November 13, 2015, between Westar Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Westar Energy's Form 8-K filed on November 6, 2015).
Evergy Westar Energy

4.51	*
Forty-Sixth Supplemental Indenture, dated June 20, 2016, between Westar Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Westar Energy's Form 8-K filed on June 17, 2016).
Evergy Westar Energy

4.52	*
Forty-Seventh Supplemental Indenture, dated March 6, 2017, between Westar Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Westar Energy's Form 8-K filed on March 3, 2017).
Evergy Westar Energy

4.53	*
Forty-Eighth Supplemental Indenture, dated June 4, 2018, between Westar Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Westar Energy's Form 8-K filed on June 4, 2018).
Evergy Westar Energy

4.54	*
Senior Indenture, dated August 1, 1998, between Westar Energy, Inc. and Deutsche Bank Trust Company Americas, as trustee, including Form of Senior Note (Exhibit 4.1 to Westar Energy's Form 10-Q for the quarter ended June 30, 1998).
Evergy Westar Energy

4.55	*
Form of Subordinated Indenture between Westar Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, including Form of Subordinated Note (Exhibit 4.3 to Westar Energy's Form S-3 filed on March 18, 2016 (No. 333-210266)).
Evergy Westar Energy

10.1	*+	Great Plains Energy Incorporated Amended Long-Term Incentive Plan, as amended effective on May 3, 2016 (Exhibit 10.4 to Great Plains Energy's Form 10-Q for the quarter ended June 30, 2016).	Evergy KCP&L

10.2	*+
Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2016 (Exhibit 10.3 to Great Plains Energy's Form 10-Q for the quarter ended March 31, 2016).
Evergy KCP&L

10.3	*+
Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2017 (Exhibit 10.3 to Great Plains Energy's Form 10-Q for the quarter ended March 31, 2017).
Evergy KCP&L

10.4	*+
Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2018 (Exhibit 10.3 to Great Plains Energy's Form 10-Q for the quarter ended March 31, 2018).
Evergy KCP&L

10.5	*+	Form of Great Plains Energy Incorporated 2016 three-year Performance Share Agreement (Exhibit 10.1 to Great Plains Energy's Form 10-Q for the quarter ended March 31, 2016).	Evergy KCP&L

10.6	+	Form of Amendment to Appendix A to Great Plains Energy Incorporated 2016 three-year Performance Share Agreement.	Evergy KCP&L

10.7	*+	Form of Great Plains Energy Incorporated 2016 Restricted Stock Agreement (Exhibit 10.2 to Great Plains Energy's Form 10-Q for the quarter ended March 31, 2016).	Evergy KCP&L

10.8	*+	Form of Great Plains Energy Incorporated 2017 three-year Performance Share Agreement (Exhibit 10.1 to Great Plains Energy's Form 10-Q for the quarter ended March 31, 2017).	Evergy KCP&L

10.9	+	Form of Amendment to Appendix A to Great Plains Energy Incorporated 2017 three-year Performance Share Agreement.	Evergy KCP&L

10.10	*+	Form of Great Plains Energy Incorporated 2017 Restricted Stock Agreement (Exhibit 10.2 to Great Plains Energy's Form 10-Q for the quarter ended March 31, 2017).	Evergy KCP&L

10.11	*+	Form of Great Plains Energy Incorporated 2018 three-year Performance Share Agreement (Exhibit 10.1 to Great Plains Energy's Form 10-Q for the quarter ended March 31, 2018).	Evergy KCP&L

10.12	+	Form of Amendment to Appendix A to Great Plains Energy Incorporated 2018 three-year Performance Share Agreement.	Evergy KCP&L

10.13	*+	Form of Great Plains Energy Incorporated 2018 Restricted Stock Agreement (Exhibit 10.2 to Great Plains Energy's Form 10-Q for the quarter ended March 31, 2018).	Evergy KCP&L

10.14	*+	Form of Great Plains Energy Incorporated 2018 Restricted Stock Unit Agreement (Exhibit 10.1 to Great Plains Energy's Form 8-K filed on June 4, 2018).	Evergy KCP&L

10.15	*+	Form of Great Plains Energy Incorporated 2018 Cash Retention Payment Agreement (Exhibit 10.2 to Great Plains Energy's Form 8-K filed on June 4, 2018).	Evergy KCP&L

10.16	*+
Evergy, Inc. Long-Term Incentive Plan (formerly the Great Plains Energy Incorporated Long-Term Incentive Plan, as amended), effective as of June 4, 2018 (Exhibit 99.1 to Evergy's Registration Statement on Form S-8 filed on June 15, 2018 (File No. 333-225673)).
Evergy KCP&L Westar Energy

10.17	*+	Westar Energy, Inc. Amended and Restated Long-Term Incentive and Share Award Plan, effective January 1, 2016 (Appendix B to Westar Energy's Proxy Statement filed on April 1, 2016).	Evergy Westar Energy

10.18	*+	Form of Westar Energy, Inc. 2018 Restricted Share Unit Agreement (Exhibit 10.1 to Westar Energy's Form 8-K filed on June 4, 2018).	Evergy Westar Energy

10.19	*+	Great Plains Energy Incorporated Annual Incentive Plan, effective January 1, 2018 - June 30, 2018 (Exhibit 10.4 to Great Plains Energy's Form 10-Q for the quarter ended March 31, 2018).	Evergy KCP&L

10.20	*+	Evergy, Inc. Annual Incentive Plan, effective July 1, 2018 - December 31, 2018 (Exhibit 10.3 to Evergy's Form 10-Q for the quarter ended September 30, 2018).	Evergy KCP&L Westar Energy

10.21	*+	Form of Indemnification Agreement with each Great Plains Energy Incorporated officer and director (Exhibit 10-f to Great Plains Energy's Form 10-K for year ended December 31, 1995).	Evergy KCP&L

10.22	*+
Form of Conforming Amendment to Indemnification Agreement with each Great Plains Energy Incorporated officer and director (Exhibit 10.1.a to Great Plains Energy's Form 10-Q for the quarter ended March 31, 2003).
Evergy KCP&L

10.23	*+	Form of Indemnification Agreement with each Great Plains Energy Incorporated director and officer (Exhibit 10.1 to Great Plains Energy's Form 8-K filed on December 8, 2008).	Evergy KCP&L

10.24	*+	Form of Indemnification Agreement with Great Plains Energy Incorporated officers and directors (Exhibit 10.1.p to Great Plains Energy's Form 10-K for the year ended December 31, 2005).	Evergy KCP&L

10.25	*+	Form of Indemnification Agreement with Great Plains Energy Incorporated officers and directors (Exhibit 10.1 to Great Plains Energy's Form 8-K filed on December 16, 2013).	Evergy KCP&L

10.26	*+	Form of Indemnification Agreement with Evergy, Inc. officers and directors (Exhibit 10.2 to Evergy's Form 10-Q for the quarter ended September 30, 2018).	Evergy KCP&L Westar Energy

10.27	*+	Form of Great Plains Energy Incorporated Change in Control Severance Agreement (Exhibit 10.1.e to Great Plains Energy's Form 10-Q for the quarter ended September 30, 2006).	Evergy KCP&L

10.28	*+	Form of Westar Energy, Inc. Amended and Restated Change in Control Agreement (Exhibit 10(g) to Westar Energy's Form 10-K for the period ended December 31, 2015).	Evergy Westar Energy

10.29	*+
Great Plains Energy Incorporated Supplemental Executive Retirement Plan (As Amended and Restated for I.R.C. §409A) (Exhibit 10.1.10 to Great Plains Energy's Form 10-Q for the quarter ended September 30, 2007).
Evergy KCP&L

10.30	*+
Great Plains Energy Incorporated Supplemental Executive Retirement Plan (As Amended and Restated for I.R.C. §409A), as amended February 10, 2009 (Exhibit 10.1.29 to Great Plains Energy's Form 10-K for the year ended December 31, 2008).
Evergy KCP&L

10.31	*+
Great Plains Energy Incorporated Supplemental Executive Retirement Plan (As Amended and Restated for I.R.C. §409A), as amended December 8, 2009 (Exhibit 10.1.27 to Great Plains Energy's Form 10-K for the year ended December 31, 2009).
Evergy KCP&L

10.32	*+
Amendment dated October 28, 2014, to the Great Plains Energy Incorporated Supplemental Executive Retirement Plan as amended and restated on December 8, 2009 (Exhibit 10.1 to Great Plains Energy's Form 10-Q for the quarter ended September 30, 2014).
Evergy KCP&L

10.33	*+	Evergy, Inc. Supplemental Executive Retirement Plan, effective June 4, 2018 (Exhibit 10.6 to Evergy's Form 10-Q for the quarter ended June 30, 2018).	Evergy KCP&L Westar Energy

10.34	*+	Westar Energy, Inc. Retirement Benefit Restoration Plan (Exhibit 10.1 to Westar Energy's Form 8-K filed on April 2, 2010).	Evergy Westar Energy

10.35	+	Amendment to Westar Energy, Inc. Retirement Benefit Restoration Plan.	Evergy Westar Energy

10.36	*+
Great Plains Energy Incorporated Nonqualified Deferred Compensation Plan (As Amended and Restated for I.R.C. §409A) (Exhibit 10.1.11 to Great Plains Energy's Form 10-Q for the quarter ended September 30, 2007).
Evergy KCP&L

10.37	*+
Great Plains Energy Incorporated Nonqualified Deferred Compensation Plan (As Amended and Restated for I.R.C. §409A), amended effective January 1, 2010 (Exhibit 10.1.5 to Great Plains Energy's Form 10-Q for the quarter ended March 31, 2010).
Evergy KCP&L

10.38	*+	Westar Energy, Inc. Non-Employee Director Nonqualified Deferred Compensation Plan, as amended and restated May 17, 2018 (Exhibit 10.8 to Westar Energy's Form 10-Q for the quarter ended June 30, 2018).	Evergy Westar Energy

10.39	+	Evergy, Inc. Nonqualified Deferred Compensation Plan, effective June 4, 2018.	Evergy KCP&L Westar Energy

10.40	*+	Summary of Evergy, Inc. Non-Employee Director Compensation (Exhibit 10.9 to Evergy's Form 10-Q for the quarter ended June 30, 2018).	Evergy

10.41	*
Credit Agreement, dated September 18, 2018, among Evergy, Inc., Kansas City Power & Light Company, KCP&L Greater Missouri Operations Company, Westar Energy, Inc., the several lenders from time to time parties thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender and the other issuing lenders and agents party thereto (Exhibit 10.1 to Evergy's Form 8-K filed September 18, 2018).
Evergy KCP&L Westar Energy

10.42
First Amendment, dated November 30, 2018, to Credit Agreement, dated September 18, 2018, among Evergy, Inc., Kansas City Power & Light Company, KCP&L Greater Missouri Operations Company, Westar Energy, Inc., the several lenders from time to time parties thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender and the other issuing lenders and agents party thereto.
Evergy KCP&L Westar Energy

10.43	*
Guaranty, dated as of July 15, 2008, issued by Great Plains Energy Incorporated in favor of Union Bank of California, N.A., as successor trustee, and the holders of the Aquila, Inc., 8.27% Senior Notes due November 15, 2021 (Exhibit 10.6 to Great Plains Energy's Form 8-K filed on July 18, 2008).
Evergy

21.1		List of Subsidiaries of Evergy, Inc.	Evergy

21.2		List of Subsidiaries of Westar Energy, Inc.	Westar Energy

23.1		Consent of Independent Registered Public Accounting Firm.	Evergy

23.2		Consent of Independent Registered Public Accounting Firm.	KCP&L

23.3		Consent of Independent Registered Public Accounting Firm.	Westar Energy

24.1		Powers of Attorney.	Evergy

24.2		Powers of Attorney.	Westar Energy

24.3		Powers of Attorney.	KCP&L

31.1		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Evergy

31.2		Rule 13a-14(a)/15d-14(a) Certification of Anthony D. Somma.	Evergy

31.3		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	KCP&L

31.4		Rule 13a-14(a)/15d-14(a) Certification of Anthony D. Somma.	KCP&L

31.5		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Westar Energy

31.6		Rule 13a-14(a)/15d-14(a) Certification of Anthony D. Somma.	Westar Energy

32.1	**	Section 1350 Certifications.	Evergy

32.2	**	Section 1350 Certifications.	KCP&L

32.3	**	Section 1350 Certifications.	Westar Energy

101.INS		XBRL Instance Document.	Evergy KCP&L Westar Energy

101.SCH		XBRL Taxonomy Extension Schema Document.	Evergy KCP&L Westar Energy

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.	Evergy KCP&L Westar Energy

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.	Evergy KCP&L Westar Energy

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.	Evergy KCP&L Westar Energy

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.	Evergy KCP&L Westar Energy
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
∆ Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, and Evergy will furnish the omitted schedules to the SEC upon request.

Copies of any of the exhibits filed with the SEC in connection with this report may be obtained from the applicable registrant upon written request. The registrants agree to furnish to the SEC upon request any instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of total assets of such registrant and its subsidiaries on a consolidated basis.

Schedule I - Parent Company Financial Statements

EVERGY, INC.
Statement of Income of Parent Company

Period from June 4, 2018 through December 31, 2018
OPERATING EXPENSES:	(millions)
Operating and maintenance	$54.6
Total Operating Expenses	54.6
INCOME FROM OPERATIONS	(54.6)
OTHER INCOME (EXPENSE)
Equity in earnings from subsidiaries	364.7
Investment earnings	26.3
Other expense	(2.6)
Total Other Income (Expense), Net	388.4
Interest expense	19.6
INCOME BEFORE INCOME TAXES	314.2
Income tax benefit	(10.7)
NET INCOME	$324.9
COMPREHENSIVE INCOME
NET INCOME	$324.9
OTHER COMPREHENSIVE INCOME
Derivative hedging activity
Loss on derivative hedging instruments	(5.4)
Income tax benefit	1.4
Net loss on derivative hedging instruments	(4.0)
Derivative hedging activity, net of tax	(4.0)
Other comprehensive income from subsidiaries, net	1.0
Total other comprehensive loss	(3.0)
COMPREHENSIVE INCOME	$321.9
The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

EVERGY, INC.
Balance Sheet of Parent Company
December 31
2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$107.1
Accounts receivable from subsidiaries	35.2
Notes receivable from subsidiaries	2.0
Prepaid expenses and other assets	2.2
Total Current Assets	146.5
OTHER ASSETS:
Investment in subsidiaries	9,785.6
Note receivable from subsidiaries	634.9
Deferred income taxes	36.3
Other	1.1
Total Other Assets	10,457.9
TOTAL ASSETS	$10,604.4
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable to subsidiaries	28.1
Accrued interest	2.1
Derivative instruments	5.4
Other	6.3
Total Current Liabilities	41.9
LONG-TERM LIABILITIES:
Long-term debt, net	638.1
Other	17.6
Total Long-Term Liabilities	655.7
Commitments and Contingencies (Note 14)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value, 255,326,252 shares issued	8,668.3
Retained earnings	1,241.5
Accumulated other comprehensive loss	(3.0)
Total shareholders' equity	9,906.8
TOTAL LIABILITIES AND EQUITY	10,604.4
The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

EVERGY, INC.
Statement of Cash Flow of Parent Company

Period from June 4, 2018 through December 31, 2018
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$324.9
Adjustments to reconcile income to net cash from operating activities:
Non-cash compensation	10.0
Net deferred income taxes and credits	(6.3)
Equity in earnings from subsidiaries	(364.7)
Changes in working capital items:
Accounts receivable from subsidiaries	(8.5)
Prepaid expenses and other current assets	(1.2)
Accounts payable to subsidiaries	4.7
Accrued taxes	(35.2)
Other current liabilities	(11.2)
Cash dividends from subsidiaries	236.0
Changes in other assets	0.1
Changes in other liabilities	20.0
Cash Flows from Operating Activities	168.6
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Cash acquired from the merger with Great Plains Energy	1,142.2
Proceeds from interest rate swap	140.6
Cash Flows from Investing Activities	1,282.8
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short term debt, net	(56.1)
Cash dividends paid	(245.9)
Repurchase of common stock	(1,042.3)
Cash Flows used in Financing Activities	(1,344.3)
NET CHANGE IN CASH AND CASH EQUIVALENTS	107.1
CASH AND CASH EQUIVALENTS:
Beginning of period	—
End of period	$107.1
The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

EVERGY, INC.
NOTES TO FINANCIAL STATEMENTS OF PARENT COMPANY
The Evergy, Inc. Notes to Consolidated Financial Statements in Part II, Item 8 should be read in conjunction with the Evergy, Inc. Parent Company Financial Statements.
1. ORGANIZATION AND BASIS OF PRESENTATION
The Evergy, Inc. Parent Company Financial Statements have been prepared to comply with Rule 12-04 of Regulation S-X.
Evergy, Inc. was incorporated in 2017 as Monarch Energy, a wholly-owned subsidiary of Great Plains Energy. Prior to the closing of the merger transactions, Monarch Energy changed its name to Evergy, Inc. and did not conduct any business activities other than those required for its formation and matters contemplated by the Amended Merger Agreement. On June 4, 2018, in accordance with the Amended Merger Agreement, Great Plains Energy merged into Evergy, Inc., with Evergy, Inc. surviving the merger and King Energy merged into Westar Energy, with Westar Energy surviving the merger. These merger transactions resulted in Evergy, Inc. becoming the parent entity of Westar Energy and the direct subsidiaries of Great Plains Energy, including KCP&L and GMO.
See Note 2 of the consolidated financial statements for additional information regarding the merger.
Evergy, Inc. operates primarily through its wholly-owned direct subsidiaries. Evergy, Inc.'s investments in subsidiaries are accounted for using the equity method. Fair value adjustments and goodwill related to the acquired assets and liabilities of Great Plains Energy and its direct subsidiaries are only reflected on Evergy's consolidated financial statements and as such, are not included in Evergy, Inc.'s Parent Company Financial Statements. See Note 1 to the consolidated financial statement for additional information.
2. LONG-TERM DEBT
See Note 12 to the consolidated financial statements for additional information on Evergy, Inc.'s long-term debt.
3. GUARANTEES
See Note 15 to the consolidated financial statements for additional information regarding Evergy, Inc.'s guarantees.
4. DIVIDENDS
Cash dividends paid to Evergy, Inc. by its subsidiaries were $236.0 million for the period from June 4, 2018 through December 31, 2018. See Note 17 to the consolidated financial statements for information regarding the dividend restrictions of Evergy, Inc. and its subsidiaries.

Schedule II - Valuation and Qualifying Accounts and Reserves

Evergy, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2018, 2017 and 2016

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2018	(millions)
Allowance for uncollectible accounts	$6.7	$20.7	$16.9	(e)	$35.1	(b)	$9.2
Tax valuation allowance	—	2.2	26.8	(d)	1.7	(c)	27.3
Year Ended December 31, 2017
Allowance for uncollectible accounts	$6.7	$10.5	$7.0	(a)	$17.5	(b)	$6.7
Year Ended December 31, 2016
Allowance for uncollectible accounts	$5.3	$12.2	$6.2	(a)	$17.0	(b)	$6.7
(a) Recoveries.
(b) Uncollectible accounts charged off.
(c) Reversal of tax valuation allowance.
(d) Primarily represents the addition of Great Plains Energy's allowance as of the date of the merger.
(e) Recoveries and the addition of Great Plains Energy's allowance as of the date of the merger.

Westar Energy, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2018, 2017 and 2016

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2018	(millions)
Allowance for uncollectible accounts	$6.7	$9.0	$7.4	(a)	$19.2	(b)	$3.9
Tax valuation allowance	—	1.7	—		—		1.7
Year Ended December 31, 2017
Allowance for uncollectible accounts	$6.7	$10.5	$7.0	(a)	$17.5	(b)	$6.7
Year Ended December 31, 2016
Allowance for uncollectible accounts	$5.3	$12.2	$6.2	(a)	$17.0	(b)	$6.7
(a) Recoveries.
(b) Uncollectible accounts charged off.

Kansas City Power & Light Company
Valuation and Qualifying Accounts
Years Ended December 31, 2018, 2017 and 2016

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2018	(millions)
Allowance for uncollectible accounts	$2.2	$13.1	$4.4	(a)	$15.9	(b)	$3.8
Year Ended December 31, 2017
Allowance for uncollectible accounts	$1.8	$7.5	$5.6	(a)	$12.7	(b)	$2.2
Tax valuation allowance	—	1.2	—		1.2	(c)	—
Year Ended December 31, 2016
Allowance for uncollectible accounts	$1.8	$6.4	$5.5	(a)	$11.9	(b)	$1.8
Tax valuation allowance	0.7	—	—		0.7	(c)	—
(a) Recoveries.
(b) Uncollectible accounts charged off.
(c) Reversal of tax valuation allowance.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGY, INC.

Date: February 21, 2019	By: /s/ Terry Bassham
Terry Bassham
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date
/s/ Terry Bassham	President and Chief Executive Officer	)	February 21, 2019
Terry Bassham	(Principal Executive Officer))
)
/s/ Anthony D. Somma	Executive Vice President and Chief Financial Officer	)
Anthony D. Somma	(Principal Financial Officer))
)
/s/ Steven P. Busser	Vice President - Risk Management and Controller	)
Steven P. Busser	(Principal Accounting Officer))
)
Mark A. Ruelle*	Chairman of the Board of Directors	)
)
Mollie Hale Carter*	Director	)
)
Charles Q. Chandler IV*	Director	)
)
Gary D. Forsee*	Director	)
)
Scott D. Grimes*	Director	)
)
Richard L. Hawley*	Director	)
)
Thomas D. Hyde*	Director	)
)
B. Anthony Isaac*	Director	)
)
Sandra A.J. Lawrence*	Director	)
)
Ann D. Murtlow*	Director	)
)
Sandra J. Price*	Director	)
)
John J. Sherman*	Director	)
)
S. Carl Soderstrom Jr.*	Director	)
*By    /s/ Terry Bassham
Terry Bassham
Attorney-in-Fact*

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAR ENERGY, INC.

Date: February 21, 2019	By: /s/ Terry Bassham
Terry Bassham
President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date
/s/ Terry Bassham	President and Chief Executive Officer	)	February 21, 2019
Terry Bassham	(Principal Executive Officer))
)
/s/ Anthony D. Somma	Executive Vice President and Chief Financial Officer	)
Anthony D. Somma	(Principal Financial Officer))
)
/s/ Steven P. Busser	Vice President - Risk Management and Controller	)
Steven P. Busser	(Principal Accounting Officer))
)
Mark A. Ruelle*	Chairman of the Board of Directors	)
)
Mollie Hale Carter*	Director	)
)
Charles Q. Chandler IV*	Director	)
)
Gary D. Forsee*	Director	)
)
Scott D. Grimes*	Director	)
)
Richard L. Hawley*	Director	)
)
Thomas D. Hyde*	Director	)
)
B. Anthony Isaac*	Director	)
)
Sandra A.J. Lawrence*	Director	)
)
Ann D. Murtlow*	Director	)
)
Sandra J. Price*	Director	)
)
John J. Sherman*	Director	)
)
S. Carl Soderstrom Jr.*	Director	)
*By    /s/ Terry Bassham
Terry Bassham
Attorney-in-Fact*

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS CITY POWER & LIGHT COMPANY

Date: February 21, 2019	By: /s/ Terry Bassham
Terry Bassham
President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date
/s/ Terry Bassham	President and Chief Executive Officer	)	February 21, 2019
Terry Bassham	(Principal Executive Officer))
)
/s/ Anthony D. Somma	Executive Vice President and Chief Financial Officer	)
Anthony D. Somma	(Principal Financial Officer))
)
/s/ Steven P. Busser	Vice President - Risk Management and Controller	)
Steven P. Busser	(Principal Accounting Officer))
)
Mark A. Ruelle*	Chairman of the Board of Directors	)
)
Mollie Hale Carter*	Director	)
)
Charles Q. Chandler IV*	Director	)
)
Gary D. Forsee*	Director	)
)
Scott D. Grimes*	Director	)
)
Richard L. Hawley*	Director	)
)
Thomas D. Hyde*	Director	)
)
B. Anthony Isaac*	Director	)
)
Sandra A.J. Lawrence*	Director	)
)
Ann D. Murtlow*	Director	)
)
Sandra J. Price*	Director	)
)
John J. Sherman*	Director	)
)
S. Carl Soderstrom Jr.*	Director	)
*By    /s/ Terry Bassham
Terry Bassham
Attorney-in-Fact*