Form 10-Q
period 2019-03-31
Evergy, Inc.; KANSAS CITY POWER & LIGHT CO; WESTAR ENERGY INC /KS
filed 2019-05-08
CIK 1711269, 54476, 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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
(a Missouri corporation)
1200 Main Street
Kansas City, Missouri 64105
(816) 556-2200

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Evergy, Inc. common stock	EVRG	New York Stock Exchange

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

	Large Accelerated Filer	Accelerated Filer		Non-accelerated Filer		Smaller Reporting Company	Emerging Growth Company

Evergy, Inc.	☒		☐		☐	☐	☐

Westar Energy, Inc.	☐		☐		☒	☐	☐

Kansas City Power & Light Company	☐		☐		☒	☐	☐

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

On May 3, 2019, Evergy, Inc. had 244,098,475 shares of common stock outstanding.  On May 3, 2019 Kansas City Power & Light Company and Westar Energy, Inc. each had one share of common stock outstanding and held by Evergy, Inc.

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
This report should be read in its entirety.  No one section of the report deals with all aspects of the subject matter.  It should be read in conjunction with the consolidated financial statements and related notes and with the management's discussion and analysis of financial condition and results of operations included in the 2018 Form 10-K for each of Evergy, Westar Energy and KCP&L.

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. Forward-looking statements include, but are not limited to, statements relating to the expected financial and operational benefits of the merger of Great Plains Energy Incorporated (Great Plains Energy) and Westar Energy that resulted in the creation of Evergy (including cost savings, operational efficiencies and the impact of the merger on earnings per share), cost estimates of capital projects, dividend growth, share repurchases, balance sheet and credit ratings, rebates to customers, the outcome of regulatory and legal proceedings, employee issues and other matters affecting future operations.
In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Evergy Companies are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information. These important factors include: future economic conditions and any related impact on sales, prices and costs; prices and availability of electricity in wholesale markets; market perception of the energy industry and the Evergy Companies; changes in business strategy or operations; the impact of unpredictable federal, state and local political, legislative, judicial and regulatory actions or developments, including deregulation, re-regulation and restructuring of the electric utility industry; decisions of regulators regarding rates that Westar Energy and KCP&L (or other regulated subsidiaries of Evergy) can charge for electricity; changes in applicable laws, regulations, rules, principles or practices, or the interpretations thereof, governing tax, accounting and environmental matters, including air and water quality and waste management and disposal; changes in the energy trading markets in which the Evergy Companies participate, including retroactive repricing of transactions by regional transmission organizations (RTO) and independent system operators; the impact of climate change, including reduced demand for coal-based energy because of actual or perceived climate impacts and the development of alternate energy sources; financial market conditions and performance, including changes in interest rates and credit spreads and in availability and cost of capital and the effects on derivatives and hedges, nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of terrorist acts, including cyber terrorism; ability to carry out marketing and sales plans; weather conditions, including weather-related damage and the impact on sales, prices and costs; cost, availability, quality and timely provision of equipment, supplies, labor and fuel; the inherent uncertainties in estimating the effects of weather, economic conditions, climate change and other factors on customer consumption and financial results; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; delays in the anticipated in-service dates and cost increases of generation, transmission, distribution or other projects; the Evergy Companies' ability to successfully manage their transmission and distribution development plans and transmission joint ventures; the inherent risks associated with the ownership and operation of a nuclear facility, including environmental, health, safety, regulatory and financial risks; workforce risks, including increased costs of retirement, health care and other benefits; the possibility that the expected value creation from the merger will not be realized, or will not be realized within the expected time period; difficulties related to the integration of the two companies; disruption from the merger making it more difficult to maintain relationships with customers, employees, regulators or suppliers; the diversion of management time; and other risks and uncertainties.
This list of factors is not all-inclusive because it is not possible to predict all factors. Part II, Item 1A, Risk Factors included in this report, together with the risk factors included in the Evergy Companies' combined 2018 Form 10-K under Part I, Item 1A, should be carefully read for further understanding of potential risks for the Evergy Companies. Other sections of this report and other periodic reports filed by the Evergy Companies with the Securities and Exchange Commission (SEC) should also be read for more information regarding risk factors. Each forward-looking statement speaks only as of the date of the particular statement. The Evergy Companies undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

ACE	Affordable Clean Energy
AEP	American Electric Power Company, Inc.
AFUDC	Allowance for Funds Used During Construction
Amended Merger Agreement	Amended and Restated Agreement and Plan of Merger, dated as of July 9, 2017, by and among Great Plains Energy, Westar Energy, Monarch Energy Holding, Inc. and King Energy, Inc.
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASR	Accelerated share repurchase
ASU	Accounting Standards Update
BSER	Best system of emission reduction
CCRs	Coal combustion residuals
CAA	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
CPP	Clean Power Plan
CWA	Clean Water Act
D.C. Circuit	U.S. Court of Appeals for the D.C. Circuit
EGU	Electric utility generating unit
ELG	Effluent limitations guidelines
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERSP	Earnings Review and Sharing Plan
Evergy	Evergy, Inc. and its consolidated subsidiaries
Evergy Board	Evergy Board of Directors
Evergy Companies	Evergy, Westar Energy, and KCP&L, collectively, which are individual registrants within the Evergy consolidated group
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	The Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
GMO	KCP&L Greater Missouri Operations Company, a wholly-owned subsidiary of Evergy
GPETHC	GPE Transmission Holding Company LLC, a wholly-owned subsidiary of Evergy
Great Plains Energy	Great Plains Energy Incorporated
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
KCP&L Mortgage Indenture	KCP&L General Mortgage Indenture and Deed of Trust dated as of December 1, 1986, as supplemented
KDHE	Kansas Department of Health & Environment
KGE	Kansas Gas and Electric Company, a wholly-owned subsidiary of Westar Energy

Abbreviation or Acronym	Definition
King Energy	King Energy, Inc., a wholly-owned subsidiary of Evergy
MDNR	Missouri Department of Natural Resources
MECG	Midwest Energy Consumers Group
MEEIA	Missouri Energy Efficiency Investment Act
Monarch Energy	Monarch Energy Holding, Inc.
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQs	National Ambient Air Quality Standards
NAV	Net Asset Value
NO2	Nitrogen dioxide
NRC	Nuclear Regulatory Commission
NSR	New source review
OPC	Office of the Public Counsel
PISA	Plant-in service accounting
PM	Particulate matter
Prairie Wind	Prairie Wind Transmission, LLC, 50% owned by Westar Energy
RSU	Restricted share unit
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
TCJA	Tax Cuts and Jobs Act
TFR	Transmission formula rate
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by GPETHC
VIE	Variable interest entity
Westar Energy	Westar Energy, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
WIIN	Water Infrastructure Improvements for the Nation
Wolf Creek	Wolf Creek Generating Station
WOTUS	Waters of the United States

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2019	2018
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$133.6	$160.3
Restricted cash	414.3	—
Receivables, net	164.8	193.7
Accounts receivable pledged as collateral	359.0	365.0
Fuel inventory and supplies	466.5	511.0
Income taxes receivable	56.7	68.0
Regulatory assets	266.5	303.9
Prepaid expenses and other assets	66.2	79.1
Total Current Assets	1,927.6	1,681.0
PROPERTY, PLANT AND EQUIPMENT, NET	18,838.1	18,782.5
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	171.1	169.2
OTHER ASSETS:
Regulatory assets	1,731.6	1,757.9
Nuclear decommissioning trust fund	518.3	472.1
Goodwill	2,338.9	2,338.9
Other	535.1	396.5
Total Other Assets	5,123.9	4,965.4
TOTAL ASSETS	$26,060.7	$25,598.1
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2019	2018
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$701.1	$705.4
Current maturities of long-term debt of variable interest entities	32.3	30.3
Notes payable and commercial paper	1,311.0	738.6
Collateralized note payable	359.0	365.0
Accounts payable	293.7	451.5
Accrued taxes	222.5	133.6
Accrued interest	150.2	110.9
Regulatory liabilities	34.5	110.2
Asset retirement obligations	52.6	49.8
Other	178.5	171.9
Total Current Liabilities	3,335.4	2,867.2
LONG-TERM LIABILITIES:
Long-term debt, net	7,125.9	6,636.3
Long-term debt of variable interest entities, net	18.8	51.1
Deferred income taxes	1,603.8	1,599.2
Unamortized investment tax credits	372.4	373.2
Regulatory liabilities	2,249.2	2,218.8
Pension and post-retirement liability	994.3	987.6
Asset retirement obligations	645.8	637.3
Other	323.4	236.7
Total Long-Term Liabilities	13,333.6	12,740.2
Commitments and Contingencies (Note 9)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value 244,838,786 and 255,326,252 shares issued, stated value	8,110.4	8,685.2
Retained earnings	1,325.7	1,346.0
Accumulated other comprehensive loss	(13.2)	(3.0)
Total Evergy, Inc. Shareholders' Equity	9,422.9	10,028.2
Noncontrolling Interests	(31.2)	(37.5)
Total Equity	9,391.7	9,990.7
TOTAL LIABILITIES AND EQUITY	$26,060.7	$25,598.1
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended March 31	2019	2018
	(millions, except per share amounts)
OPERATING REVENUES	$1,216.9	$600.2
OPERATING EXPENSES:
Fuel and purchased power	330.0	135.5
SPP network transmission costs	63.5	67.6
Operating and maintenance	306.9	140.1
Depreciation and amortization	213.6	89.6
Taxes other than income tax	93.3	43.9
Total Operating Expenses	1,007.3	476.7
INCOME FROM OPERATIONS	209.6	123.5
OTHER INCOME (EXPENSE):
Investment earnings (loss)	3.2	(0.4)
Other income	8.2	2.0
Other expense	(19.4)	(10.6)
Total Other Income (Expense), Net	(8.0)	(9.0)
Interest expense	91.1	43.8
INCOME BEFORE INCOME TAXES	110.5	70.7
Income tax expense	9.3	9.2
Equity in earnings of equity method investees, net of income taxes	2.2	1.4
NET INCOME	103.4	62.9
Less: Net income attributable to noncontrolling interests	3.9	2.4
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$99.5	$60.5
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO EVERGY (see Note 1)
Basic earnings per common share	$0.39	$0.42
Diluted earnings per common share	$0.39	$0.42
AVERAGE COMMON SHARES OUTSTANDING
Basic	252.8	142.6
Diluted	253.0	142.7
COMPREHENSIVE INCOME
NET INCOME	$103.4	$62.9
Derivative hedging activity
Loss on derivative hedging instruments	(13.8)	—
Income tax benefit	3.6	—
Net loss on derivative hedging instruments	(10.2)	—
Derivative hedging activity, net of tax	(10.2)	—
Total other comprehensive loss	(10.2)	—
Comprehensive income	93.2	62.9
Less: comprehensive income attributable to noncontrolling interest	3.9	2.4
COMPREHENSIVE INCOME ATTRIBUTABLE TO EVERGY, INC.	$89.3	$60.5
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2019	2018
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$103.4	$62.9
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	213.6	89.6
Amortization of nuclear fuel	14.6	7.7
Amortization of deferred refueling outage	6.5	4.0
Amortization of corporate-owned life insurance	6.6	5.5
Non-cash compensation	5.4	2.5
Net deferred income taxes and credits	(2.0)	3.8
Allowance for equity funds used during construction	(0.2)	(1.1)
Payments for asset retirement obligations	(1.2)	(1.9)
Equity in earnings of equity method investees, net of income taxes	(2.2)	(1.4)
Income from corporate-owned life insurance	(9.9)	(0.7)
Other	(1.3)	(1.4)
Changes in working capital items:
Accounts receivable	26.6	46.2
Accounts receivable pledged as collateral	6.0	—
Fuel inventory and supplies	44.6	6.9
Prepaid expenses and other current assets	35.5	(0.1)
Accounts payable	(119.4)	(24.2)
Accrued taxes	100.2	48.7
Other current liabilities	(74.7)	(11.8)
Changes in other assets	12.8	0.7
Changes in other liabilities	(2.8)	23.7
Cash Flows from Operating Activities	362.1	259.6
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(309.0)	(174.8)
Purchase of securities - trusts	(17.9)	(85.4)
Sale of securities - trusts	15.4	86.1
Investment in corporate-owned life insurance	(2.1)	(1.0)
Proceeds from investment in corporate-owned life insurance	40.9	2.6
Other investing activities	1.3	(1.6)
Cash Flows used in Investing Activities	(271.4)	(174.1)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short term debt, net	572.4	14.1
Collateralized short-term borrowings, net	(6.0)	—
Proceeds from long-term debt	494.0	—
Retirements of long-term debt	(1.1)	—
Retirements of long-term debt of variable interest entities	(30.3)	(28.5)
Borrowings against cash surrender value of corporate-owned life insurance	0.6	0.7
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(30.1)	(1.7)
Cash dividends paid	(119.8)	(57.4)
Repurchase of common stock under repurchase plan	(578.3)	—
Other financing activities	(4.5)	(4.9)
Cash Flows from (used in) Financing Activities	296.9	(77.7)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	387.6	7.8
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period, including restricted cash of $0.0 and $0.1, respectively	160.3	3.5
End of period, including restricted cash of $414.3 and $0.1, respectively	$547.9	$11.3
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	AOCI	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2017	142,094,275	$2,734.8	$1,173.3	$—	$(47.7)	$3,860.4
Net income	—	—	60.5	—	2.4	62.9
Issuance of stock for compensation and reinvested dividends, net of tax withholding	138,828	(3.7)	—	—	—	(3.7)
Dividends declared on common stock ($0.40 per share)	—	—	(57.7)	—	—	(57.7)
Stock compensation expense	—	2.5	—	—	—	2.5
Balance as of March 31, 2018	142,233,103	$2,733.6	$1,176.1	$—	$(45.3)	$3,864.4

Balance as of December 31, 2018	255,326,252	$8,685.2	$1,346.0	$(3.0)	$(37.5)	$9,990.7
Net income	—	—	99.5	—	3.9	103.4
Issuance of stock for compensation and reinvested dividends, net of tax withholding	60,594	(1.6)	—	—	—	(1.6)
Dividends declared on common stock ($0.475 per share)	—	—	(119.8)	—	—	(119.8)
Stock compensation expense	—	5.4	—	—	—	5.4
Repurchase of common stock under repurchase plan	(10,548,060)	(578.3)	—	—	—	(578.3)
Consolidation of noncontrolling interests	—	—	—	—	3.8	3.8
Distributions to shareholders of noncontrolling interests	—	—	—	—	(1.4)	(1.4)
Derivative hedging activity, net of tax	—	—	—	(10.2)	—	(10.2)
Other	—	(0.3)	—	—	—	(0.3)
Balance as of March 31, 2019	244,838,786	$8,110.4	$1,325.7	$(13.2)	$(31.2)	$9,391.7
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

WESTAR ENERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2019	2018
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$3.0	$44.5
Receivables, net	90.4	84.3
Related party receivables	2.5	2.6
Accounts receivable pledged as collateral	185.0	185.0
Fuel inventory and supplies	255.0	276.8
Income taxes receivable	32.0	42.7
Regulatory assets	85.2	97.1
Prepaid expenses and other assets	25.6	35.0
Total Current Assets	678.7	768.0
PROPERTY, PLANT AND EQUIPMENT, NET	9,726.4	9,718.3
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	171.1	169.2
OTHER ASSETS:
Regulatory assets	696.4	700.4
Nuclear decommissioning trust fund	248.4	227.5
Other	291.9	233.4
Total Other Assets	1,236.7	1,161.3
TOTAL ASSETS	$11,812.9	$11,816.8
The disclosures regarding Westar Energy included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

WESTAR ENERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2019	2018
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$300.0	$300.0
Current maturities of long-term debt of variable interest entities	32.3	30.3
Notes payable and commercial paper	413.8	411.7
Collateralized note payable	185.0	185.0
Accounts payable	129.5	154.4
Related party payables	8.8	14.9
Accrued taxes	137.4	88.6
Accrued interest	93.2	74.4
Regulatory liabilities	15.3	19.5
Asset retirement obligations	17.1	17.1
Other	71.2	83.0
Total Current Liabilities	1,403.6	1,378.9
LONG-TERM LIABILITIES:
Long-term debt, net	3,390.0	3,389.8
Long-term debt of variable interest entities, net	18.8	51.1
Deferred income taxes	813.7	815.4
Unamortized investment tax credits	249.2	249.7
Regulatory liabilities	1,118.5	1,101.8
Pension and post-retirement liability	473.6	474.7
Asset retirement obligations	268.2	264.0
Other	155.9	130.7
Total Long-Term Liabilities	6,487.9	6,477.2
Commitments and Contingencies (Note 9)
EQUITY:
Westar Energy, Inc. Shareholder's Equity:
Common stock - 1,000 shares authorized, $0.01 par value, 1 share issued	2,737.6	2,737.6
Retained earnings	1,215.0	1,260.6
Total Westar Energy, Inc. Shareholder's Equity	3,952.6	3,998.2
Noncontrolling Interests	(31.2)	(37.5)
Total Equity	3,921.4	3,960.7
TOTAL LIABILITIES AND EQUITY	$11,812.9	$11,816.8
The disclosures regarding Westar Energy included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

WESTAR ENERGY, INC.
Consolidated Statements of Income
(Unaudited)

Three Months Ended March 31	2019	2018
	(millions)
OPERATING REVENUES	$596.8	$600.2
OPERATING EXPENSES:
Fuel and purchased power	122.7	135.5
SPP network transmission costs	63.5	67.6
Operating and maintenance	128.6	140.1
Depreciation and amortization	109.8	89.6
Taxes other than income tax	47.9	43.9
Total Operating Expenses	472.5	476.7
INCOME FROM OPERATIONS	124.3	123.5
OTHER INCOME (EXPENSE):
Investment earnings (loss)	1.5	(0.4)
Other income	7.3	2.0
Other expense	(10.6)	(10.6)
Total Other Income (Expense), Net	(1.8)	(9.0)
Interest expense	44.9	43.8
INCOME BEFORE INCOME TAXES	77.6	70.7
Income tax expense	10.5	9.2
Equity in earnings of equity method investees, net of income taxes	1.2	1.4
NET INCOME	68.3	62.9
Less: Net income attributable to noncontrolling interests	3.9	2.4
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$64.4	$60.5
The disclosures regarding Westar Energy included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

WESTAR ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2019	2018
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$68.3	$62.9
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	109.8	89.6
Amortization of nuclear fuel	7.3	7.7
Amortization of deferred refueling outage	3.2	4.0
Amortization of corporate-owned life insurance	6.6	5.5
Non-cash compensation	—	2.5
Net deferred income taxes and credits	(0.3)	3.8
Allowance for equity funds used during construction	—	(1.1)
Payments for asset retirement obligations	(0.3)	(1.9)
Equity in earnings of equity method investees, net of income taxes	(1.2)	(1.4)
Income from corporate-owned life insurance	(9.3)	(0.7)
Other	(1.4)	(1.4)
Changes in working capital items:
Accounts receivable	(7.9)	46.2
Fuel inventory and supplies	21.9	6.9
Prepaid expenses and other current assets	14.8	(0.1)
Accounts payable	(7.2)	(24.2)
Accrued taxes	59.5	48.7
Other current liabilities	(18.9)	(11.8)
Changes in other assets	4.6	0.7
Changes in other liabilities	(7.0)	23.7
Cash Flows from Operating Activities	242.5	259.6
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(151.7)	(174.8)
Purchase of securities - trusts	(7.5)	(85.4)
Sale of securities - trusts	7.2	86.1
Investment in corporate-owned life insurance	(2.1)	(1.0)
Proceeds from investment in corporate-owned life insurance	40.3	2.6
Other investing activities	(0.1)	(1.6)
Cash Flows used in Investing Activities	(113.9)	(174.1)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short term debt, net	2.1	14.1
Retirements of long-term debt of variable interest entities	(30.3)	(28.5)
Borrowings against cash surrender value of corporate-owned life insurance	0.6	0.7
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(30.1)	(1.7)
Cash dividends paid	(110.0)	(57.4)
Other financing activities	(2.4)	(4.9)
Cash Flows used in Financing Activities	(170.1)	(77.7)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(41.5)	7.8
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period, including restricted cash of $0.0 and $0.1, respectively	44.5	3.5
End of period, including restricted cash of $0.0 and $0.1, respectively	$3.0	$11.3
The disclosures regarding Westar Energy included in the accompanying Unaudited Notes to Consolidated Financial Statements are an integral part of these statements.

WESTAR ENERGY, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Westar Energy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2017	142,094,275	$2,734.8	$1,173.3	$(47.7)	$3,860.4
Net income	—	—	60.5	2.4	62.9
Issuance of stock for compensation and reinvested dividends, net of tax withholding	138,828	(3.7)	—	—	(3.7)
Dividends declared on common stock	—	—	(57.7)	—	(57.7)
Stock compensation expense	—	2.5	—	—	2.5
Balance as of March 31, 2018	142,233,103	$2,733.6	$1,176.1	$(45.3)	$3,864.4

Balance as of December 31, 2018	1	$2,737.6	$1,260.6	$(37.5)	$3,960.7
Net income	—	—	64.4	3.9	68.3
Dividends declared on common stock	—	—	(110.0)	—	(110.0)
Consolidation of noncontrolling interests	—	—	—	3.8	3.8
Distributions to shareholders of noncontrolling interests	—	—	—	(1.4)	(1.4)
Balance as of March 31, 2019	1	$2,737.6	$1,215.0	$(31.2)	$3,921.4
The disclosures regarding Westar Energy included in the accompanying Unaudited Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2019	2018
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$2.8	$2.6
Restricted cash	414.3	—
Receivables, net	41.8	62.7
Related party receivables	81.2	101.8
Accounts receivable pledged as collateral	124.0	130.0
Fuel inventory and supplies	159.3	177.6
Regulatory assets	111.4	130.9
Prepaid expenses and other assets	35.0	36.9
Total Current Assets	969.8	642.5
PROPERTY, PLANT AND EQUIPMENT, NET	6,714.1	6,688.1
OTHER ASSETS:
Regulatory assets	471.2	495.2
Nuclear decommissioning trust fund	269.9	244.6
Other	140.1	50.1
Total Other Assets	881.2	789.9
TOTAL ASSETS	$8,565.1	$8,120.5
The disclosures regarding KCP&L included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2019	2018
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$400.0	$400.0
Notes payable and commercial paper	176.0	176.9
Collateralized note payable	124.0	130.0
Accounts payable	131.2	211.1
Accrued taxes	77.1	39.7
Accrued interest	41.1	28.9
Regulatory liabilities	8.1	52.8
Asset retirement obligations	29.7	29.2
Other	75.6	69.7
Total Current Liabilities	1,062.8	1,138.3
LONG-TERM LIABILITIES:
Long-term debt, net	2,524.6	2,130.1
Deferred income taxes	636.4	631.8
Unamortized investment tax credits	120.4	120.7
Regulatory liabilities	809.9	794.3
Pension and post-retirement liability	500.1	491.9
Asset retirement obligations	237.7	231.8
Other	156.5	81.8
Total Long-Term Liabilities	4,985.6	4,482.4
Commitments and Contingencies (Note 9)
EQUITY:
Common stock - 1,000 shares authorized, without par value, 1 share issued, stated value	1,563.1	1,563.1
Retained earnings	948.6	932.6
Accumulated other comprehensive income	5.0	4.1
Total Equity	2,516.7	2,499.8
TOTAL LIABILITIES AND EQUITY	$8,565.1	$8,120.5
The disclosures regarding KCP&L included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended March 31	2019	2018
	(millions)
OPERATING REVENUES	$425.4	$397.1
OPERATING EXPENSES:
Fuel and purchased power	134.9	117.5
Operating and maintenance	122.0	122.7
Depreciation and amortization	78.9	66.9
Taxes other than income tax	32.7	29.0
Total Operating Expenses	368.5	336.1
INCOME FROM OPERATIONS	56.9	61.0
OTHER INCOME (EXPENSE):
Investment earnings	0.8	0.6
Other income	0.8	3.0
Other expense	(5.0)	(7.9)
Total Other Income (Expense), Net	(3.4)	(4.3)
Interest expense	33.8	33.0
INCOME BEFORE INCOME TAXES	19.7	23.7
Income tax expense	3.7	3.5
NET INCOME	$16.0	$20.2
COMPREHENSIVE INCOME
NET INCOME	$16.0	$20.2
OTHER COMPREHENSIVE INCOME:
Derivative hedging activity
Reclassification to expenses, net of tax:	0.9	0.9
Derivative hedging activity, net of tax	0.9	0.9
Total Other Comprehensive Income	0.9	0.9
COMPREHENSIVE INCOME	$16.9	$21.1
The disclosures regarding KCP&L included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2019	2018
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$16.0	$20.2
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	78.9	66.9
Amortization of nuclear fuel	7.4	7.7
Amortization of deferred refueling outage	3.2	3.9
Net deferred income taxes and credits	(5.0)	5.3
Allowance for equity funds used during construction	(0.2)	(1.4)
Payments for asset retirement obligations	(0.8)	(3.6)
Other	0.6	0.2
Changes in working capital items:
Accounts receivable	41.9	47.9
Accounts receivable pledged as collateral	6.0	—
Fuel inventory and supplies	18.3	(2.8)
Prepaid expenses and other current assets	19.2	(2.5)
Accounts payable	(66.8)	(90.0)
Accrued taxes	37.4	25.0
Other current liabilities	(31.9)	(1.8)
Changes in other assets	8.9	16.5
Changes in other liabilities	9.2	13.5
Cash Flows from Operating Activities	142.3	105.0
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(114.7)	(100.6)
Purchase of securities - trusts	(10.3)	(12.1)
Sale of securities - trusts	8.2	11.3
Other investing activities	1.9	0.6
Cash Flows used in Investing Activities	(114.9)	(100.8)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short term debt, net	(0.9)	120.8
Collateralized short-term debt, net	(6.0)	—
Proceeds from long-term debt	394.0	296.6
Retirements of long-term debt	—	(350.0)
Cash dividends paid	—	(60.0)
Cash Flows from Financing Activities	387.1	7.4
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	414.5	11.6
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period, including restricted cash of $0.0 and $0.0, respectively	2.6	2.2
End of period, including restricted cash of $414.3 and $0.0, respectively	$417.1	$13.8
The disclosures regarding KCP&L included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Changes in Equity
(Unaudited)

	Common stock shares	Common stock	Retained earnings	AOCI - Net gains (losses) on cash flow hedges	Total equity
	(millions, except share amounts)
Balance as of December 31, 2017	1	$1,563.1	$949.7	$0.4	$2,513.2
Net income	—	—	20.2	—	20.2
Dividends declared on common stock	—	—	(60.0)	—	(60.0)
Derivative hedging activity, net of tax	—	—	—	0.9	0.9
Balance as of March 31, 2018	1	$1,563.1	$909.9	$1.3	$2,474.3

Balance as of December 31, 2018	1	$1,563.1	$932.6	$4.1	$2,499.8
Net income	—	—	16.0	—	16.0
Derivative hedging activity, net of tax	—	—	—	0.9	0.9
Balance as of March 31, 2019	1	$1,563.1	$948.6	$5.0	$2,516.7
The disclosures regarding KCP&L included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
WESTAR ENERGY, INC.
KANSAS CITY POWER & LIGHT COMPANY
Combined Notes to Unaudited Consolidated Financial Statements
The notes to unaudited consolidated financial statements that follow are a combined presentation for Evergy, Inc., Westar Energy, Inc. and Kansas City Power & Light Company, all registrants under this filing.  The terms "Evergy," "Westar Energy," "KCP&L" and "Evergy Companies" are used throughout this report.  "Evergy" refers to Evergy, Inc. and its consolidated subsidiaries, unless otherwise indicated.  "Westar Energy" refers to Westar Energy, Inc. and its consolidated subsidiaries, unless otherwise indicated. "KCP&L" refers to Kansas City Power & Light Company and its consolidated subsidiaries, unless otherwise indicated. "Evergy Companies" refers to Evergy, Westar Energy, and KCP&L, collectively, which are individual registrants within the Evergy consolidated group. The Evergy Companies' interim financial statements reflect all adjustments (which include normal, recurring adjustments) that are necessary, in the opinion of management, for a fair presentation of the results for the interim periods presented.
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

Westar Energy also owns a 50% interest in Prairie Wind Transmission, LLC (Prairie Wind), which is a joint venture between Westar Energy and affiliates of AEP and Berkshire Hathaway Energy Company. Prairie Wind owns a 108-mile, 345 kV double-circuit transmission line that provides transmission service in the Southwest Power Pool, Inc. (SPP). Westar Energy accounts for its investment in Prairie Wind under the equity method.

Westar Energy and KGE conduct business in their respective service territories using the name Westar Energy. KCP&L and GMO conduct business in their respective service territories using the name KCP&L. Collectively, the Evergy Companies have approximately 14,500 MWs of owned generating capacity and renewable purchased power agreements and engage in the generation, transmission, distribution and sale of electricity to approximately 1.6 million customers in the states of Kansas and Missouri.
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
Principles of Consolidation
Westar Energy was determined to be the accounting acquirer in the merger and thus, the predecessor of Evergy. Therefore, Evergy's consolidated financial statements reflect the results of operations of Westar Energy for the three months ended March 31, 2018. Evergy had separate operations for the period beginning with the quarter ended June 30, 2018, and references to amounts for periods after the closing of the merger relate to Evergy. The results of Great Plains Energy's direct subsidiaries have been included in Evergy's results of operations from the date of the closing of the merger and thereafter.
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
Certain changes in classification and corresponding reclassification of prior period data were made in Evergy's, Westar Energy's and KCP&L's unaudited consolidated statements of income and comprehensive income and unaudited statements of cash flows for comparative purposes. Evergy reflects the classifications of Westar Energy as the accounting acquirer in the merger. These reclassifications did not affect Evergy's, Westar Energy's or KCP&L's net income or Evergy's, Westar Energy's or KCP&L's cash flows from operations, investing or financing.

The table below summarizes KCP&L's reclassifications related to operating and investing activities for its consolidated statement of cash flows for the three months ended March 31, 2018.

	As Previously Filed	As Recast
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Adjustments to reconcile income to net cash from operating activities:
Amortization of other	$6.6	$—
Amortization of deferred refueling outage	—	3.9
Deferred income taxes, net	5.6	—
Investment tax credit amortization	(0.3)	—
Net deferred income taxes and credits	—	5.3
Other(a)	3.8	0.2
Changes in working capital items:
Fuel inventory and supplies	—	(2.8)
Fuel inventories(a)	(1.0)	—
Materials and supplies(a)	(1.8)	—
Prepaid expenses and other current assets	—	(2.5)
Accrued interest(a)	8.3	—
Other current liabilities	—	(1.8)
Changes in other assets	—	16.5
Changes in other liabilities	—	13.5
Deferred refueling outage costs(a)	0.9	—
Pension and post-retirement benefit obligations(a)	9.0	—
Fuel recovery mechanisms(a)	1.2	—
Total reclassifications	$32.3	$32.3
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	$—	$(100.6)
Utility capital expenditures	(93.5)	—
Allowance for borrowed funds used during construction	(2.0)	—
Other investing activities	(4.5)	0.6
Total reclassifications	$(100.0)	$(100.0)
(a)Previously reported within Note 4 to the consolidated financial statements of the Great Plains Energy and KCP&L combined First Quarter 2018 Quarterly Report on Form 10-Q.
Restricted Cash
As of March 31, 2019, Evergy and KCP&L had restricted cash balances of $414.3 million as a result of the net proceeds from KCP&L's issuance of $400.0 million of 4.125% Mortgage Bonds in March 2019 that were irrevocably deposited with a bond trustee along with accrued interest, in order to retire KCP&L's 7.15% Mortgage Bonds, which matured in April 2019. See Note 7 for additional details.

Fuel Inventory and Supplies
The Evergy Companies record fuel inventory and supplies at average cost. The following table separately states the balances for fuel inventory and supplies.

	March 31	December 31
	2019	2018
Evergy	(millions)
Fuel inventory	$132.2	$168.9
Supplies	334.3	342.1
Fuel inventory and supplies	$466.5	$511.0
Westar Energy
Fuel inventory	$74.2	$87.8
Supplies	180.8	189.0
Fuel inventory and supplies	$255.0	$276.8
KCP&L
Fuel inventory	$39.2	$57.8
Supplies	120.1	119.8
Fuel inventory and supplies	$159.3	$177.6
Property, Plant and Equipment
The following tables summarize the property, plant and equipment of Evergy, Westar Energy and KCP&L.

March 31, 2019	Evergy	Westar Energy	KCP&L
	(millions)
Electric plant in service	$27,161.1	$13,263.5	$10,546.0
Electric plant acquisition adjustment	740.6	740.6	—
Accumulated depreciation	(9,856.2)	(4,721.2)	(4,083.5)
Plant in service	18,045.5	9,282.9	6,462.5
Construction work in progress	635.7	365.0	173.2
Nuclear fuel, net	155.9	77.5	78.4
Plant to be retired, net(a)	1.0	1.0	—
Property, plant and equipment, net	$18,838.1	$9,726.4	$6,714.1

December 31, 2018	Evergy	Westar Energy	KCP&L
	(millions)
Electric plant in service	$26,916.7	$13,176.7	$10,439.1
Electric plant acquisition adjustment	740.6	740.6	—
Accumulated depreciation	(9,694.1)	(4,642.8)	(4,022.4)
Plant in service	17,963.2	9,274.5	6,416.7
Construction work in progress	685.2	376.7	204.4
Nuclear fuel, net	133.1	66.1	67.0
Plant to be retired, net(a)	1.0	1.0	—
Property, plant and equipment, net	$18,782.5	$9,718.3	$6,688.1
(a) As of March 31, 2019 and December 31, 2018, represents the planned retirement of Westar Energy analog meters prior to the end of their remaining useful lives.

Other Income (Expense), Net
The table below shows the detail of other expense for each of the Evergy Companies.

Three Months Ended March 31	2019	2018
Evergy	(millions)
Non-service cost component of net benefit cost	$(13.1)	$(5.7)
Other	(6.3)	(4.9)
Other expense	$(19.4)	$(10.6)
Westar Energy
Non-service cost component of net benefit cost	$(4.4)	$(5.7)
Other	(6.2)	(4.9)
Other expense	$(10.6)	$(10.6)
KCP&L(a)
Non-service cost component of net benefit cost	$(5.1)	$(6.7)
Other	0.1	(1.2)
Other expense	$(5.0)	$(7.9)
(a)KCP&L amounts are not included in consolidated Evergy for the three months ended March 31, 2018.
Earnings Per Share
To compute basic earnings per share (EPS), Evergy divides net income attributable to Evergy, Inc. by the weighted average number of common shares outstanding. Diluted EPS includes the effect of issuable common shares resulting from restricted share units (RSUs), performance shares and restricted stock. Evergy computes the dilutive effects of potential issuances of common shares using the treasury stock method.

The following table reconciles Evergy's basic and diluted EPS.

Three Months Ended March 31	2019	2018
Income	(millions, except per share amounts)
Net income	$103.4	$62.9
Less: net income attributable to noncontrolling interests	3.9	2.4
Net income attributable to Evergy, Inc.	99.5	60.5
Common Shares Outstanding
Weighted average number of common shares outstanding - basic	252.8	142.6
Add: effect of dilutive securities	0.2	0.1
Weighted average number of common shares outstanding - dilutive	253.0	142.7
Basic and Diluted EPS	$0.39	$0.42
There were no anti-dilutive securities excluded from the computation of diluted EPS for the three months ended March 31, 2019 and 2018.
Dividends Declared
In May 2019, Evergy's Board of Directors (Evergy Board) declared a quarterly dividend of $0.475 per share on Evergy's common stock. The common dividend is payable June 20, 2019, to shareholders of record as of May 30, 2019.
In May 2019, KCP&L's Board of Directors declared a cash dividend payable to Evergy of $65.0 million, payable no later than June 19, 2019.

Supplemental Cash Flow Information

Three Months Ended March 31	2019	2018
Evergy	(millions)
Cash paid for (received from):
Interest, net of amounts capitalized	$59.3	$33.0
Interest of VIEs	1.0	1.3
Income taxes, net of refunds	(0.1)	(0.2)
Non-cash investing transactions:
Property, plant and equipment additions	47.1	29.8
Non-cash financing transactions:
Issuance of stock for compensation and reinvested dividends	0.5	0.1
Westar Energy
Cash paid for (received from):
Interest, net of amounts capitalized	$32.6	$33.0
Interest of VIEs	1.0	1.3
Income taxes, net of refunds	—	(0.2)
Non-cash investing transactions:
Property, plant and equipment additions	27.1	29.8
Non-cash financing transactions:
Issuance of stock for compensation and reinvested dividends	—	0.1
KCP&L(a)
Cash paid for (received from):
Interest, net of amounts capitalized	$19.6	$22.7
Non-cash investing transactions:
Property, plant and equipment additions	15.9	20.9
(a) KCP&L amounts are not included in consolidated Evergy for the three months ended March 31, 2018.
See Note 13 for supplemental cash flow information regarding the Evergy Companies' leases.
New Accounting Standards
Intangibles - Internal-Use Software
In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for recording implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. An entity in a hosting arrangement that is a service contract will need to determine which project stage (that is, preliminary project stage, application development stage or post-implementation stage) an implementation activity relates. Costs for implementation activities in the application development stage are recorded as a prepaid asset depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities occur. Costs that are recorded to a prepaid asset are to be expensed over the term of the hosting arrangement. The new guidance is effective for annual periods beginning after December 15, 2019 and interim periods within those fiscal years. The new guidance can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted. The Evergy Companies early adopted ASU No. 2018-15 prospectively as of January 1, 2019. The adoption of ASU No. 2018-15 did not have a material impact on the Evergy Companies.

Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires an entity that is a lessee to record a right-of-use asset and a lease liability for lease payments on the balance sheet for all leases with terms longer than

12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  Lessor accounting remains largely unchanged. In January 2018, the FASB issued ASU No. 2018-01, Leases: Land Easement Practical Expedient for Transition to Topic 842, which permits entities to elect an optional transition practical expedient to not evaluate, under Topic 842, land easements that exist or expired before the entity's adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which updates narrow aspects of the guidance issued in ASU No. 2016-02. Also in July 2018, the FASB issued ASU No. 2018-11, Leases: Targeted Improvements, which provides an optional transition method that allows entities to initially apply Topic 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. In December 2018, the FASB issued ASU No. 2018-20, Leases: Narrow-Scope Improvements for Lessors, which is expected to reduce a lessor's implementation and ongoing costs associated with applying ASU No. 2016-02. In March 2019, the FASB issued ASU No. 2019-01, Leases: Codification Improvements, which clarifies certain lessor accounting and interim reporting requirements. ASU No. 2016-02 and the subsequent amendments are effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and requires a modified retrospective transition approach with an option to either adjust or not adjust comparative periods.
The Evergy Companies adopted the new guidance on January 1, 2019, without adjusting comparative periods for all leases existing as of January 1, 2019, by electing the optional transition method permitted by ASU No. 2018-11. As a result, Evergy, Westar Energy and KCP&L recorded an increase to assets and liabilities of approximately $110 million, $40 million and $80 million, respectively, as of January 1, 2019. Westar Energy and KCP&L have certain lease transactions between them for which the related assets and liabilities are eliminated at consolidated Evergy. The adoption of Topic 842 did not have a material impact on the Evergy Companies' consolidated statements of income and comprehensive income and there was no cumulative-effect adjustment recorded to the opening balance of retained earnings. The Evergy Companies also elected a practical expedient to forgo reassessing existing or expired contracts as leases to determine whether each is in scope of Topic 842 and to forgo reassessing lease classification for existing and expired leases.
See Note 13 for additional disclosures about the Evergy Companies' leases.
Merger Pro Forma Financial Information
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

Three Months Ended March 31, 2018
(millions, except per share amounts)
Operating revenues	$1,184.1
Net income attributable to Evergy, Inc.	91.9
Basic earnings per common share	$0.34
Diluted earnings per common share	$0.34
Evergy, Westar Energy and Great Plains Energy incurred non-recurring costs and a gain directly related to the merger that have been excluded in the pro forma earnings presented above in accordance with generally accepted accounting principles (GAAP). On an after-tax basis, these non-recurring merger-related costs and gain incurred by Evergy, Westar Energy and Great Plains Energy included $5.2 million for the three months ended March 31, 2018, of after-tax mark-to-market gains on interest rate swaps for which cash settlement was contingent upon the consummation of the merger.
2. REVENUE
Evergy's, Westar Energy's and KCP&L's revenues disaggregated by customer class are summarized in the following tables.

Three Months Ended March 31, 2019	Evergy	Westar Energy	KCP&L
Revenues	(millions)
Residential	$451.7	$192.3	$164.2
Commercial	413.5	164.3	183.8
Industrial	147.0	98.4	29.7
Other retail	9.8	5.1	2.6
Total electric retail	$1,022.0	$460.1	$380.3
Wholesale	83.1	61.3	18.1
Transmission	76.7	69.2	3.1
Industrial steam and other	3.3	1.7	1.4
Total revenue from contracts with customers	$1,185.1	$592.3	$402.9
Other	31.8	4.5	22.5
Operating revenues	$1,216.9	$596.8	$425.4

Three Months Ended March 31, 2018	Evergy	Westar Energy	KCP&L(a)
Revenues	(millions)
Residential	$180.3	$180.3	$154.9
Commercial	155.4	155.4	181.8
Industrial	93.5	93.5	32.2
Other retail	4.2	4.2	2.7
Total electric retail	$433.4	$433.4	$371.6
Wholesale	94.2	94.2	3.1
Transmission	71.9	71.9	3.3
Other	1.8	1.8	—
Total revenue from contracts with customers	$601.3	$601.3	$378.0
Other	(1.1)	(1.1)	19.1
Operating revenues	$600.2	$600.2	$397.1
(a)KCP&L amounts are not included in consolidated Evergy for the three months ended March 31, 2018.

3. RECEIVABLES
The Evergy Companies' receivables are detailed in the following table.

	March 31	December 31
	2019	2018
Evergy	(millions)
Customer accounts receivable - billed	$15.0	$16.7
Customer accounts receivable - unbilled	82.1	91.2
Other receivables	77.5	95.0
Allowance for doubtful accounts	(9.8)	(9.2)
Total	$164.8	$193.7
Westar Energy
Customer accounts receivable - billed	$—	$—
Customer accounts receivable - unbilled	33.4	16.6
Other receivables	61.2	71.6
Allowance for doubtful accounts	(4.2)	(3.9)
Total	$90.4	$84.3
KCP&L
Customer accounts receivable - billed	$8.0	$7.8
Customer accounts receivable - unbilled	25.9	42.9
Other receivables	11.9	15.8
Allowance for doubtful accounts	(4.0)	(3.8)
Total	$41.8	$62.7
Evergy's, Westar Energy's and KCP&L's other receivables at March 31, 2019 and December 31, 2018, consisted primarily of receivables from partners in jointly-owned electric utility plants and wholesale sales receivables. As of March 31, 2019, other receivables for Evergy, Westar Energy and KCP&L included receivables from contracts with customers of $39.6 million, $36.8 million and $1.0 million, respectively. As of December 31, 2018, other receivables for Evergy, Westar Energy and KCP&L included receivables from contracts with customers of $65.8 million, $55.9 million and $5.5 million, respectively.
The Evergy Companies recorded bad debt expense related to contracts with customers as summarized in the following table.

Three Months Ended March 31	2019	2018
	(millions)
Evergy	$4.0	$4.0
Westar Energy	(0.3)	4.0
KCP&L (a)	2.8	1.7
(a) KCP&L amounts are not included in consolidated Evergy for the three months ended March 31, 2018.
Sale of Accounts Receivable
Westar Energy, KCP&L and GMO sell an undivided percentage ownership interest in their retail electric and certain other accounts receivable to independent outside investors. These sales of the undivided percentage ownership interests in accounts receivable to independent outside investors are accounted for as secured borrowings with accounts receivable pledged as collateral and a corresponding short-term collateralized note payable recognized on the balance sheets.  At March 31, 2019 and December 31, 2018, Evergy's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $359.0 million and $365.0 million, respectively. At March 31, 2019 and December 31, 2018, Westar Energy's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $185.0 million. At March 31, 2019 and December 31,

2018, KCP&L's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $124.0 million and $130.0 million, respectively.
Westar Energy's receivable sale facility expires in September 2019 and allows for $185.0 million in aggregate outstanding principal amount of borrowings from mid-December through mid-January, $125.0 million from mid- January through mid-February, $185.0 million from mid-February to mid-July and then $200.0 million from mid-July through the expiration date of the facility. KCP&L's receivable sale facility expires in September 2019 and allows for $130.0 million in aggregate outstanding principal amount of borrowings at any time. GMO's receivable sale facility expires in September 2019 and allows for $50.0 million in aggregate outstanding principal amount of borrowings from mid-November through mid-June and then $65.0 million from mid-June through the expiration date of the facility.
4. RATE MATTERS AND REGULATION
KCC Proceedings
Westar Energy 2019 Transmission Delivery Charge
In March 2019, the State Corporation Commission of the State of Kansas (KCC) issued an order adjusting Westar Energy's retail prices to include updated transmission costs as reflected in the Federal Energy Regulatory Commission (FERC) transmission formula rate (TFR). The new prices were effective in April 2019 and are expected to decrease Westar Energy's annual retail revenues by $7.7 million.
KCP&L 2019 Transmission Delivery Charge
In April 2019, the KCC issued an order adjusting KCP&L's retail prices to include updated transmission costs as reflected in the FERC TFR. The new prices were effective in May 2019 and are expected to decrease KCP&L's annual retail revenues by $8.3 million.
Westar Energy and KCP&L Earnings Review and Sharing Plan (ERSP)
As part of their merger settlement agreement with the KCC, Westar Energy and KCP&L agreed to participate in an ERSP for the years 2019 through 2022. Under the ERSP, Westar Energy and KCP&L's Kansas jurisdiction are required to refund to customers 50% of annual earnings in excess of their authorized return on equity of 9.3% to the extent the excess earnings exceed the amount of Westar Energy's and KCP&L's annual merger bill credits for the year being measured.
As of March 31, 2019, Westar Energy and KCP&L estimate their 2019 annual earnings will not result in a refund obligation. Westar Energy and KCP&L will file their 2019 earnings calculations with the KCC in March 2020. The final refund obligation, if any, will be decided by the KCC and could vary from the current estimate.
MPSC Proceedings
GMO Other Proceedings
In December 2018, the Office of the Public Counsel (OPC) and the Midwest Energy Consumers Group (MECG) filed a petition with the Public Service Commission of the State of Missouri (MPSC) requesting an accounting authority order that would require GMO to record a regulatory liability for all revenues collected from customers for return on investment, non-fuel operations and maintenance costs, taxes including accumulated deferred income taxes, and all other costs associated with Sibley Station following the station’s retirement in November 2018. GMO already records depreciation expense to a regulatory liability for Sibley Station following its retirement pursuant to GMO’s rate order from its 2018 Missouri rate case.
GMO opposes OPC’s and MECG’s petition on various grounds, including the value of costs that OPC and MECG allege are no longer existent due to the retirement of Sibley Station and the fact that the retirement of Sibley Station was a long-planned event that was contemplated as part of the stipulations and agreements in GMO’s 2018 Missouri rate case.
The MPSC issued an order in March 2019 adopting a procedural schedule to resolve OPC’s and MECG’s petition. A hearing in the case is scheduled for July 2019 with an order expected in the second half of 2019.

FERC Proceedings
Westar Energy TFR
Westar Energy's TFR, effective in January 2019, includes projected 2019 transmission capital expenditures and operating costs and is expected to decrease annual transmission revenues by $11.2 million when compared to 2018. This updated rate provided the basis for Westar Energy's request with the KCC to adjust its retail prices to include updated transmission costs as discussed above.
KCP&L TFR
KCP&L's TFR, effective in January 2019, includes projected 2019 transmission capital expenditures and operating costs and is expected to decrease annual transmission revenues by $2.8 million when compared to 2018. This updated rate provided the basis for KCP&L's request with the KCC to adjust its retail prices to include updated transmission costs as discussed above.
5. PENSION PLANS AND POST-RETIREMENT BENEFITS
Evergy and certain of its subsidiaries maintain, and Westar Energy and KCP&L participate in, qualified non-contributory defined benefit pension plans covering the majority of Westar Energy's and KCP&L's employees as well as certain non-qualified plans covering certain active and retired officers. Evergy is also responsible for its 94% ownership share of Wolf Creek Generating Station's (Wolf Creek) defined benefit plans, consisting of Westar Energy's and KCP&L's respective 47% ownership shares.
For the majority of employees, pension benefits under these plans reflect the employees' compensation, years of service and age at retirement. However, for the plan covering Westar Energy's employees, the benefits for non-union employees hired between 2002 and the second quarter of 2018 and union employees hired beginning in 2012 are derived from a cash balance account formula. The plan was closed to future non-union employees in 2018. For the plans covering KCP&L's employees, the benefits for union employees hired beginning in 2014 are derived from a cash balance account formula and the plans were closed to future non-union employees in 2014.
Evergy and its subsidiaries also provide certain post-retirement health care and life insurance benefits for substantially all retired employees of Westar Energy and KCP&L and their respective shares of Wolf Creek's post-retirement benefit plans.
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

	Pension Benefits			Post-Retirement Benefits
Three Months Ended March 31, 2019	Evergy	Westar Energy	KCP&L	Evergy	Westar Energy	KCP&L
Components of net periodic benefit costs	(millions)
Service cost	$19.1	$7.3	$11.8	$0.6	$0.3	$0.3
Interest cost	27.5	13.4	14.1	2.6	1.4	1.2
Expected return on plan assets	(27.1)	(13.7)	(12.3)	(2.4)	(1.7)	(0.7)
Prior service cost	0.5	0.4	0.2	0.1	0.1	—
Recognized net actuarial (gain)/loss	6.9	6.4	12.2	(0.3)	(0.1)	(0.4)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	26.9	13.8	26.0	0.6	—	0.4
Regulatory adjustment	(0.1)	0.5	(0.6)	(0.7)	(0.8)	0.1
Intercompany allocations	—	—	(6.9)	—	—	(0.1)
Net periodic benefit costs	$26.8	$14.3	$18.5	$(0.1)	$(0.8)	$0.4

	Pension Benefits			Post-Retirement Benefits
Three Months Ended March 31, 2018	Evergy	Westar Energy	KCP&L(a)	Evergy	Westar Energy	KCP&L(a)
Components of net periodic benefit costs	(millions)
Service cost	$8.0	$8.0	$12.2	$0.3	$0.3	$0.5
Interest cost	12.7	12.7	12.7	1.2	1.2	1.2
Expected return on plan assets	(14.0)	(14.0)	(13.9)	(1.7)	(1.7)	(0.7)
Prior service cost	0.2	0.2	0.2	0.1	0.1	—
Recognized net actuarial (gain)/loss	8.2	8.2	11.4	(0.1)	(0.1)	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	15.1	15.1	22.6	(0.2)	(0.2)	1.0
Regulatory adjustment	2.8	2.8	0.4	(0.4)	(0.4)	(0.1)
Intercompany allocations	—	—	(5.5)	—	—	(0.3)
Net periodic benefit costs	$17.9	$17.9	$17.5	$(0.6)	$(0.6)	$0.6
(a) KCP&L amounts are not included in consolidated Evergy for the three months ended March 31, 2018.
The components of net periodic benefit costs other than the service cost component are included in other expense on the Evergy Companies' consolidated statements of income and comprehensive income. See Note 1 for additional details.
For the three months ended March 31, 2019, Evergy, Westar Energy and KCP&L made pension contributions of $12.3 million, $7.1 million and $5.2 million, respectively. Evergy expects to make additional pension contributions of $103.2 million in 2019 to satisfy the Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and KCC and MPSC rate orders, of which $29.9 million is expected to be paid by Westar Energy and $73.3 million is expected to be paid by KCP&L. Also in 2019, Evergy, Westar Energy and KCP&L expect to make contributions of $2.8 million, $0.7 million and $2.1 million, respectively, to the post-retirement benefit plans.

6. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
Evergy's $2.5 billion master credit facility expires in 2023. Evergy, Westar Energy, KCP&L and GMO have borrowing capacity under the master credit facility with specific sublimits for each borrower. These sublimits can be unilaterally adjusted by Evergy for each borrower provided the sublimits remain within minimum and maximum sublimits as specified in the facility. A default by any borrower under the facility or one of their significant subsidiaries on other indebtedness totaling more than $100.0 million constitutes a default under the facility. Under the terms of this facility, each of Evergy, Westar Energy, KCP&L and GMO is required to maintain a total indebtedness to total capitalization ratio, as defined in the facility, of not greater than 0.65 to 1.00 at all times. As of March 31, 2019, Evergy, Westar Energy, KCP&L and GMO were in compliance with this covenant.
The following table summarizes the committed credit facilities (excluding receivable sale facilities discussed in Note 3 and Evergy's term loan credit agreement discussed below) available to the Evergy Companies as of March 31, 2019 and December 31, 2018.

		Amounts Drawn
	Credit Facility	Commercial Paper	Letters of Credit	Cash Borrowings	Available Borrowings	Weighted Average Interest Rate on Short-Term Borrowings
March 31, 2019	(millions)
Evergy, Inc.	$450.0	n/a	$1.0	$100.0	$349.0	3.73%
Westar Energy	1,000.0	413.8	18.3	—	567.9	2.77%
KCP&L	600.0	176.0	2.7	—	421.3	2.89%
GMO	450.0	121.2	2.1	—	326.7	2.75%
Evergy	$2,500.0	$711.0	$24.1	$100.0	$1,664.9

December 31, 2018
Evergy, Inc.	$450.0	n/a	$1.0	$—	$449.0	—%
Westar Energy	1,000.0	411.7	18.3	—	570.0	3.08%
KCP&L	600.0	176.9	2.7	—	420.4	2.95%
GMO	450.0	150.0	2.1	—	297.9	3.00%
Evergy	$2,500.0	$738.6	$24.1	$—	$1,737.3
In March 2019, Evergy entered into a $1.0 billion, 6-month term loan credit agreement with a group of banks to provide short-term financing for its common stock repurchase program. The agreement allows for two term loans during the 6-month term of the agreement, in an aggregate principal amount not to exceed the credit limit of the agreement. At closing, Evergy borrowed $500.0 million under the agreement, allowing for one additional term loan borrowing in a principal amount up to $500.0 million. At March 31, 2019, Evergy had $500.0 million of outstanding cash borrowings under the agreement at a weighted-average interest rate of 3.03%. Evergy anticipates repaying borrowings under the term loan credit agreement with proceeds from an expected long-term debt issuance in the second half of 2019.
7. LONG-TERM DEBT
Mortgage Bonds
In March 2019, KCP&L issued collateral mortgage bonds secured by the General Mortgage Indenture and Deed of Trust dated as of December 1, 1986, as supplemented (KCP&L Mortgage Indenture) to serve as collateral for KCP&L's obligations under the following outstanding unsecured senior notes:

•	$300.0 million of 3.15% Series, maturing in 2023;

•	$350.0 million of 3.65% Series, maturing in 2025;

•	$250.0 million of 6.05% Series, maturing in 2035;

•	$400.0 million of 5.30% Series, maturing in 2041;

•	$300.0 million of 4.20% Series, maturing in 2047; and

•	$300.0 million of 4.20% Series, maturing in 2048.
The collateral mortgage bonds were issued to the trustee for the unsecured senior notes, are only payable if KCP&L defaults on the underlying unsecured senior notes and do not increase the amount of outstanding debt for KCP&L.
As a result of the above transactions, KCP&L's outstanding senior notes have effectively become secured by the mortgage lien of the KCP&L Mortgage Indenture and will rank equally and ratably with all of KCP&L's mortgage bonds, regardless of series, from time to time issued and outstanding under the KCP&L Mortgage Indenture.
Also in March 2019, KCP&L issued, at a discount, $400.0 million of 4.125% Mortgage Bonds, maturing in 2049. KCP&L also repaid its $400.0 million of 7.15% Mortgage Bonds at maturity in April 2019.
Senior Notes
In March 2019, GMO issued $100.0 million of 3.74% Senior Notes, maturing in 2022, under a note purchase agreement.
8. FAIR VALUE MEASUREMENTS
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
Level 1 – Quoted prices are available in active markets for identical assets or liabilities. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on public exchanges.
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
Interest Rate Derivatives
The Evergy Companies are exposed to market risks arising from changes in interest rates and may use derivative instruments to manage these risks. From time to time, this may include entering into interest rate swap agreements to protect against unfavorable interest rate changes relating to forecasted debt transactions. These interest rate swap agreements can be designated as cash flow hedges, in which case gains and losses on the interest rate swaps are deferred in other comprehensive income to be recognized as an adjustment to interest expense over the same period that the hedged interest payments affect earnings.

In December 2018, Evergy entered into an interest rate swap agreement with a notional amount of $500.0 million that has been designated as a cash flow hedge of interest payments from a forecasted debt issuance in 2019. As of March 31, 2019 and December 31, 2018, the interest rate swap had a fair value of $(19.2) million and $(5.4) million, respectively, and was recorded within other current liabilities on Evergy's consolidated balance sheet. For the three months ended March 31, 2019, Evergy recorded a $13.8 million pre-tax loss in other comprehensive loss on Evergy's consolidated statements of comprehensive income.
Fair Value of Long-Term Debt
The Evergy Companies measure the fair value of long-term debt using Level 2 measurements available as of the measurement date. The book value and fair value of the Evergy Companies' long-term debt and long-term debt of variable interest entities is summarized in the following table.

	March 31, 2019		December 31, 2018
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt(a)	(millions)
Evergy(b)	$7,827.0	$8,130.5	$7,341.7	$7,412.1
Westar Energy	3,690.0	3,884.4	3,689.8	3,771.3
KCP&L	2,924.6	3,130.2	2,530.1	2,637.5
Long-term debt of variable interest entities(a)
Evergy	$51.1	$50.9	$81.4	$81.3
Westar Energy	51.1	50.9	81.4	81.3
(a) Includes current maturities.
(b) Book value as of March 31, 2019 and December 31, 2018, includes $136.8 million and $144.8 million, respectively, of fair value adjustments recorded in connection with purchase accounting for the Great Plains Energy and Westar Energy merger, which are not part of future principal payments and will amortize over the remaining life of the associated debt instrument.

Recurring Fair Value Measurements
The following tables include the Evergy Companies' balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	March 31, 2019	Level 1	Level 2	Level 3	NAV
Westar Energy	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$80.1	$73.6	$—	$—	$6.5
International equity funds	46.5	46.5	—	—	—
Core bond fund	34.6	34.6	—	—	—
High-yield bond fund	20.6	20.6	—	—	—
Emerging markets bond fund	16.4	16.4	—	—	—
Combination debt/equity/other fund	14.7	14.7	—	—	—
Alternative investments fund	23.3	—	—	—	23.3
Real estate securities fund	12.0	—	—	—	12.0
Cash equivalents	0.2	0.2	—	—	—
Total nuclear decommissioning trust	248.4	206.6	—	—	41.8
Rabbi trust
Core bond fund	24.7	—	—	—	24.7
Combination debt/equity/other fund	6.2	—	—	—	6.2
Cash equivalents	0.2	0.2	—	—	—
Total rabbi trust	31.1	0.2	—	—	30.9
Total	$279.5	$206.8	$—	$—	$72.7
KCP&L
Assets
Nuclear decommissioning trust(a)
Equity securities	$188.3	$188.3	$—	$—	$—
Debt securities
U.S. Treasury	46.0	46.0	—	—	—
U.S. Agency	0.4	—	0.4	—	—
State and local obligations	2.1	—	2.1	—	—
Corporate bonds	30.6	—	30.6	—	—
Foreign governments	0.1	—	0.1	—	—
Cash equivalents	2.9	2.9	—	—	—
Other	(0.5)	—	(0.5)	—	—
Total nuclear decommissioning trust	269.9	237.2	32.7	—	—
Self-insured health plan trust(b)
Equity securities	0.5	0.5	—	—	—
Debt securities	4.3	0.4	3.9	—	—
Cash and cash equivalents	6.7	6.7	—	—	—
Other	1.1	—	1.1	—	—
Total self-insured health plan trust	12.6	7.6	5.0	—	—
Total	$282.5	$244.8	$37.7	$—	$—
Other Evergy
Assets
Rabbi trusts
Fixed income fund	$13.1	$—	$—	$—	$13.1
Cash and cash equivalents	0.4	0.4	—	—	—
Total rabbi trusts	$13.5	$0.4	$—	$—	$13.1
Liabilities
Interest rate swaps(c)	$19.2	$—	$19.2	$—	$—
Total	$19.2	$—	$19.2	$—	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$518.3	$443.8	$32.7	$—	$41.8
Rabbi trusts	44.6	0.6	—	—	44.0
Self-insured health plan trust(b)	12.6	7.6	5.0	—	—
Total	$575.5	$452.0	$37.7	$—	$85.8
Liabilities
Interest rate swaps(c)	$19.2	$—	$19.2	$—	$—
Total	$19.2	$—	$19.2	$—	$—

Description	December 31, 2018	Level 1	Level 2	Level 3	NAV
Westar Energy	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$70.6	$63.9	$—	$—	$6.7
International equity funds	36.2	36.2	—	—	—
Core bond fund	37.5	37.5	—	—	—
High-yield bond fund	18.9	18.9	—	—	—
Emerging markets bond fund	15.4	15.4	—	—	—
Combination debt/equity/other fund	12.9	12.9	—	—	—
Alternative investments fund	24.1	—	—	—	24.1
Real estate securities fund	11.8	—	—	—	11.8
Cash equivalents	0.1	0.1	—	—	—
Total nuclear decommissioning trust	227.5	184.9	—	—	42.6
Rabbi trust
Core bond fund	24.8	—	—	—	24.8
Combination debt/equity/other fund	5.6	—	—	—	5.6
Cash equivalents	0.2	0.2	—	—	—
Total rabbi trust	30.6	0.2	—	—	30.4
Total	$258.1	$185.1	$—	$—	$73.0
KCP&L
Assets
Nuclear decommissioning trust(a)
Equity securities	$166.6	$166.6	$—	$—	$—
Debt securities
U.S. Treasury	42.1	42.1	—	—	—
U.S. Agency	0.4	—	0.4	—	—
State and local obligations	2.1	—	2.1	—	—
Corporate bonds	30.9	—	30.9	—	—
Foreign governments	0.1	—	0.1	—	—
Cash equivalents	1.7	1.7	—	—	—
Other	0.7	0.7	—	—	—
Total nuclear decommissioning trust	244.6	211.1	33.5	—	—
Self-insured health plan trust(b)
Equity securities	0.5	0.5	—	—	—
Debt securities	3.9	0.3	3.6	—	—
Cash and cash equivalents	8.0	8.0	—	—	—
Total self-insured health plan trust	12.4	8.8	3.6	—	—
Total	$257.0	$219.9	$37.1	$—	$—
Other Evergy
Assets
Rabbi trusts
Fixed income fund	$13.2	$—	$—	$—	$13.2
Total rabbi trusts	$13.2	$—	$—	$—	$13.2
Liabilities
Interest rate swaps(c)	$5.4	$—	$5.4	$—	$—
Total	$5.4	$—	$5.4	$—	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$472.1	$396.0	$33.5	$—	$42.6
Rabbi trust	43.8	0.2	—	—	43.6
Self-insured health plan trust(b)	12.4	8.8	3.6	—	—
Total	$528.3	$405.0	$37.1	$—	$86.2
Liabilities
Interest rate swaps(c)	$5.4	$—	$5.4	$—	$—
Total	$5.4	$—	$5.4	$—	$—

(a)	Fair value is based on quoted market prices of the investments held by the trust and/or valuation models.

(b)
Fair value is based on quoted market prices of the investments held by the trust. Debt securities classified as Level 1 are comprised of U.S. Treasury securities. Debt securities classified as Level 2 are comprised of corporate bonds, U.S. Agency, state and local obligations, and other asset-backed securities.

(c)
The fair value of interest rate swaps are determined by calculating the net present value of expected payments and receipts under the interest rate swaps using observable market inputs including interest rates and LIBOR swap rates.

Certain Evergy and Westar Energy investments included in the table above are measured at NAV as they do not have readily determinable fair values. In certain situations, these investments may have redemption restrictions.
The following table provides additional information on these Evergy and Westar Energy investments.

	March 31, 2019		December 31, 2018		March 31, 2019
	Fair	Unfunded	Fair	Unfunded	Redemption	Length of
	Value	Commitments	Value	Commitments	Frequency	Settlement
Westar Energy	(millions)
Nuclear decommissioning trust:
Domestic equity funds	$6.5	$4.0	$6.7	$4.3	(a)	(a)
Alternative investments fund(b)	23.3	—	24.1	—	Quarterly	65 days
Real estate securities fund(b)	12.0	—	11.8	—	Quarterly	65 days
Total	$41.8	$4.0	$42.6	$4.3
Rabbi trust:
Core bond fund	$24.7	$—	$24.8	$—	(c)	(c)
Combination debt/equity/other fund	6.2	—	5.6	—	(c)	(c)
Total	$30.9	$—	$30.4	$—
Other Evergy
Rabbi trusts:
Fixed income fund	$13.1	$—	$13.2	$—	(c)	(c)
Total Evergy investments at NAV	$85.8	$4.0	$86.2	$4.3

(a)
This investment is in five long-term private equity funds that do not permit early withdrawal. Investments in these funds cannot be distributed until the underlying investments have been liquidated, which may take years from the date of initial liquidation. Three funds have begun to make distributions. The initial investment in the fourth and fifth fund occurred in the second quarter of 2016 and first quarter of 2018, respectively. The fourth fund's term is 15 years, subject to the general partner's right to extend the term for up to three additional one-year periods.  The fifth fund's term will be 15 years after the initial closing date, subject to additional extensions approved by the Advisory Committee to provide for an orderly liquidation of fund investments and dissolution of the fund.

(b)	There is a holdback on final redemptions.

(c)	This investment can be redeemed immediately and is not subject to any restrictions on redemptions.

The Evergy Companies hold equity and debt investments classified as securities in various trusts including for the purposes of funding the decommissioning of Wolf Creek and for the benefit of certain retired executive officers of Westar Energy. The Evergy Companies record net realized and unrealized gains and losses on the nuclear decommissioning trusts in regulatory liabilities on their consolidated balance sheets and record net realized and unrealized gains and losses on Westar Energy's rabbi trust in the consolidated statements of income and comprehensive income.
The following table summarizes the net unrealized gains (losses) for the Evergy Companies' nuclear decommissioning trusts and rabbi trusts.

Three Months Ended March 31	2019	2018
Westar Energy	(millions)
Nuclear decommissioning trust - equity securities	$17.2	$(11.7)
Rabbi trust	1.3	(0.5)
Total	$18.5	$(12.2)
KCP&L(a)
Nuclear decommissioning trust - equity securities	$20.7	$(3.6)
Nuclear decommissioning trust - debt securities	2.1	(1.6)
Total	$22.8	$(5.2)
Evergy
Nuclear decommissioning trust - equity securities	$37.9	$(11.7)
Nuclear decommissioning trust - debt securities	2.1	—
Rabbi trusts	0.5	(0.5)
Total	$40.5	$(12.2)
(a) KCP&L amounts are not included in consolidated Evergy for the three months ended March 31, 2018.
9. COMMITMENTS AND CONTINGENCIES
Environmental Matters
Set forth below are descriptions of contingencies related to environmental matters that may impact the Evergy Companies' operations or their financial results. Management's assessment of these contingencies, which are based on federal and state statutes and regulations, and regulatory agency and judicial interpretations and actions, has evolved over time. There are a variety of final and proposed laws and regulations that could have a material adverse effect on the Evergy Companies' operations and consolidated financial results. Due in part to the complex nature of environmental laws and regulations, the Evergy Companies are unable to assess the impact of potential changes that may develop with respect to the environmental contingencies described below.
Cross-State Air Pollution Update Rule
In September 2016, the Environmental Protection Agency (EPA) finalized the Cross-State Air Pollution Update Rule (CSAPR). The final rule addresses interstate transport of nitrogen oxides emissions in 22 states including Kansas, Missouri and Oklahoma during the ozone season and the impact from the formation of ozone on downwind states with respect to the 2008 ozone National Ambient Air Quality Standards (NAAQS). Starting with the 2017 ozone season, the final rule revised the existing ozone season allowance budgets for Missouri and Oklahoma and established an ozone season budget for Kansas. In December 2018, the EPA finalized the CSAPR Close-Out Rule, which determined that the existing CSAPR Update Rule fully addresses applicable states' interstate pollution transport obligations for the 2008 ozone NAAQS. Therefore, the EPA is proposing no additional reduction in the current ozone season allowance budgets in order to address obligations for the 2008 ozone NAAQS. Various states and others are challenging the rule in the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit), but the rule remains in effect. It is not expected that this rule will have a material impact on the Evergy Companies' operations and consolidated financial results.

National Ambient Air Quality Standards
Under the Clean Air Act Amendments of 1990 (CAA), the EPA set NAAQS for certain emissions known as the "criteria pollutants" considered harmful to public health and the environment, including two classes of particulate matter (PM), ozone, nitrogen dioxide (NO2) (a precursor to ozone), carbon monoxide and sulfur dioxide (SO2), which result from fossil fuel combustion. Areas meeting the NAAQS are designated attainment areas while those that do not meet the NAAQS are considered nonattainment areas. Each state must develop a plan to bring nonattainment areas into compliance with the NAAQS. NAAQS must be reviewed by the EPA at five-year intervals.
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

Greenhouse Gases
Burning coal and other fossil fuels releases carbon dioxide (CO2) and other gases referred to as greenhouse gases (GHG).  Various regulations under the federal CAA limit CO2 and other GHG emissions, and in addition, other measures are being imposed or offered by individual states, municipalities and regional agreements with the goal of reducing GHG emissions.
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
In October 2017, the EPA issued a proposed rule to repeal the CPP. The proposed rule indicates the CPP exceeds the EPA’s authority and the EPA has not determined whether they will issue a replacement rule. The EPA solicited comments on the legal interpretations contained in this rulemaking.
In December 2017, the EPA issued an advance notice of proposed rulemaking to solicit feedback on specific areas of the CPP that could be changed.
In August 2018, the EPA published in the Federal Register proposed regulations, which contained (1) emission guidelines for GHG emissions from existing electric utility generating units (EGUs), (2) revisions to emission guideline implementing regulations and (3) revisions to the new source review (NSR) program. The proposed emission guidelines are better known as the Affordable Clean Energy (ACE) Rule. The ACE Rule would establish emission guidelines for states to use in the development of plans to reduce GHG emissions from existing coal-fired EGUs. The ACE Rule is also the replacement rule for the CPP. The ACE rule proposes to determine the "best system of emission reduction" (BSER) for GHG emissions from existing coal-fired EGUs as on-site, heat-rate efficiency improvements. The proposed rule also provides states with a list of candidate technologies that can be used to establish standards of performance and incorporate these performance standards into state plans. In order for the states to be able to effectively implement the proposed emission guidelines contained in the ACE Rule, the EPA is proposing new regulations under 111(d) of the CAA to help clarify this process. In addition, the EPA is proposing revisions to the NSR program that will reduce the likelihood of triggering NSR for proposed heat-rate efficiency improvement projects at existing coal-fired EGUs. The public comment period for these proposed regulatory changes closed on October 31, 2018.
In December 2018, the EPA released a proposed rule to revise the existing GHG NSPS for new, modified and reconstructed fossil fuel-fired EGUs, which was issued in October 2015.  This proposed rule would determine that BSER for new EGUs is "the most efficient demonstrated steam cycle (e.g. supercritical steam conditions for large units and subcritical steam conditions for small units) in combination with the best operating practices."  This replaces the current determination that BSER for these units is the use of partial carbon capture and sequestration technology. The EPA is also proposing to address, in potential future rule making, existing operational limitations imposed by the rule on aero-derivative simple cycle combustion turbines.
Due to the future uncertainty of the CPP and ACE Rule, the Evergy Companies cannot determine the impact on their operations or consolidated financial results, but the cost to comply with the CPP, should it be upheld and implemented in its current or a substantially similar form, or ACE in its current or a substantially similar form, could be material.
Water
The Evergy Companies discharge some of the water used in generation and other operations. This water may contain substances deemed to be pollutants. A November 2015 EPA rule establishes effluent limitations guidelines (ELG) and standards for wastewater discharges, including limits on the amount of toxic metals and other pollutants that can be discharged. Implementation timelines for these requirements vary from 2018 to 2023. In April 2017, the EPA announced it is reconsidering the ELG rule. In September 2017, the EPA finalized a rule to postpone the compliance dates for the new, more stringent, effluent limitations and pretreatment standards for bottom ash transport water and flue gas desulfurization wastewater. These compliance dates have been postponed for two years while the EPA completes its administrative reconsideration of the ELG rule. In April 2019, the U.S. Court of Appeals for the 5th Circuit (5th Circuit) issued a ruling that vacates and remands portions of the ELG rule. The 5th Circuit ruled in favor of environmental groups who argued that EPA did not set appropriate limits for the best available technology economically achievable for legacy waste water and leachate. The Evergy Companies are evaluating the 5th Circuit ruling, the existing ELG rule and related developments and cannot predict the resulting impact on their operations or consolidated financial results, but believe costs to comply could be material if the rule is implemented in its current or substantially similar form.
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
KCP&L holds a permit from the Missouri Department of Natural Resources (MDNR) covering water discharge from its Hawthorn Station.  The permit authorizes KCP&L to, among other things, withdraw water from the Missouri River for cooling purposes and return the heated water to the Missouri River.  KCP&L has applied for a renewal of this permit and the EPA has submitted an interim objection letter regarding the allowable amount of heat that can be contained in the returned water.  Until this matter is resolved, KCP&L continues to operate under its current permit. Evergy and KCP&L cannot predict the outcome of this matter; however, while less significant outcomes are possible, this matter may require a reduction in generation, installation of cooling towers or other technology to cool the water, or both, any of which could have a material impact on Evergy's and KCP&L's operations and consolidated financial results.
In June 2015, the EPA along with the U.S. Army Corps of Engineers issued a final rule, effective August 2015, defining the Waters of the United States (WOTUS) for purposes of the CWA. This rulemaking has the potential to impact all programs under the CWA. Expansion of regulated waterways is possible under the rule depending on regulating authority interpretation, which could impact several permitting programs. Various states and others have filed lawsuits challenging the WOTUS rule. In February 2018, the EPA and the U.S. Army Corps of Engineers finalized a rule adding an applicability date to the 2015 rule, which makes the implementation date of the rule February 2020. In December 2018, the EPA and the U.S. Army Corps of Engineers published in the Federal Register a proposed rule titled "Revised Definition of Waters of the United States." This proposed rule narrows the extent of the CWA jurisdiction as compared to the 2015 rule. The Evergy Companies are currently evaluating the WOTUS rule and related developments, but do not believe the rule, if upheld and implemented in its current or substantially similar form, will have a material impact on the Evergy Companies' operations or consolidated financial results.
Regulation of Coal Combustion Residuals
In the course of operating their coal generation plants, the Evergy Companies produce coal combustion residuals (CCRs), including fly ash, gypsum and bottom ash. Some of this ash production is recycled, principally by selling to the aggregate industry. The EPA published a rule to regulate CCRs in April 2015, which will require additional CCR handling, processing and storage equipment and closure of certain ash disposal units. The Water Infrastructure Improvements for the Nation (WIIN) Act allows states to achieve delegated authority for CCR rules from the EPA. This has the potential to impact compliance options. In July 2018, the Kansas Department of Health and Environment (KDHE) submitted a CCR permit program application to the EPA under authority of the WIIN Act. In November 2018, KDHE received notice from the EPA that its application is deficient and requested additional clarifying information. KDHE has decided it is not going to move forward with additional submittals at this time and will wait until current legal action associated with the CCR rule is final along with planned upcoming modifications to the CCR rule. In February 2019, MDNR issued a proposed CCR rule. The public comment period for this proposed rule closed in March 2019. Once a final state rule is promulgated, then MDNR will submit a WIIN Act application to the EPA to gain authority over the federal CCR program. Similar to the process in Kansas, this would allow Missouri state regulators to gain control of the CCR program. It will take up to one year from submittal of the Missouri application for the EPA to take final action and grant authority to the state, if such authority is granted. EPA submitted comments during the recent public comment period which included concerns around this proposed rule not being as protective as the federal CCR rule.
On July 30, 2018, the EPA published in the Federal Register a final rule called the Phase I, Part I CCR Remand Rule to modify portions of the 2015 rulemaking. The Phase I, Part I rule provides a timeline extension for unlined impoundments and landfills that must close due to groundwater impacts or location restrictions. The rule also sets risk-based limits for certain groundwater constituents where a maximum contaminant level did not previously exist. These rule modifications add flexibility when assessing compliance.
On August 21, 2018, the D.C. Circuit issued a ruling in the CCR rule litigation between the Utility Solid Waste Activities Group, the EPA and environmental organizations. Portions of the rule were vacated and were remanded back to the EPA for potential modification. Potential revisions to remanded sections will force all unlined surface impoundments to close regardless of groundwater conditions. Any changes to the rule based on this court decision will require additional rulemaking from the EPA. In October 2018, a coalition of environmental groups (including Sierra Club) filed a petition for review in the D.C. Circuit challenging the Phase I, Part I revisions to the CCR Rule. In November 2018, this coalition requested the EPA to stay the October 31, 2020 deadline extension for initiating closure for unlined impoundments and landfills that must close due to groundwater impacts or location restrictions. The EPA has rejected this request and the coalition has filed a petition with the D.C. Circuit for a similar stay. In response, the EPA filed a motion with the D.C. Circuit to voluntarily remand without vacatur the Part I, Phase I rule. In March 2019, the D.C. Circuit issued a ruling to grant EPA's motion to remand the rule without vacatur. This ruling maintains the current October 31, 2020 deadline extension. As EPA works on a rule modification, it is possible that this October 31, 2020 deadline will be modified. If the date is moved up then some CCR units in the

Evergy Companies' fleet could have to initiate closure on an earlier timeline than currently planned, the results of which could be material.
The Evergy Companies have recorded asset retirement obligations (AROs) for their current estimates for the closure of ash disposal ponds, but the revision of these AROs may be required in the future due to changes in existing CCR regulations, the results of groundwater monitoring of CCR units or changes in interpretation of existing CCR regulations or changes in the timing or cost to close ash disposal ponds. If revisions to these AROs are necessary, the impact on the Evergy Companies' operations or consolidated financial results could be material.
10. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
In the normal course of business, Westar Energy, KCP&L and GMO engage in related party transactions with one another. A summary of these transactions and the amounts associated with them is provided below. Transactions between Westar Energy and either KCP&L or GMO for the three months ended March 31, 2018 are not reflected below as they occurred prior to the merger.
Jointly-Owned Plants and Shared Services
KCP&L employees manage GMO's business and operate its facilities at cost, including GMO's 18% ownership interest in KCP&L's Iatan Nos. 1 and 2.  The operating expenses and capital costs billed from KCP&L to GMO were $42.0 million and $46.4 million for the three months ended March 31, 2019 and 2018, respectively.
Westar Energy employees manage Jeffrey Energy Center and operate its facilities at cost, including GMO's 8% ownership interest in Jeffrey Energy Center. The operating expenses and capital costs billed from Westar Energy to GMO for Jeffrey Energy Center and other various business activities were $6.3 million for the three months ended March 31, 2019.
KCP&L employees manage La Cygne Station and operate its facilities at cost, including Westar Energy's 50% ownership interest in La Cygne Station. KCP&L and Westar Energy employees also provide one another with shared service support, including costs related to human resources, information technology, accounting and legal services. The operating expenses and capital costs billed from KCP&L to Westar Energy were $31.5 million for the three months ended March 31, 2019. The operating and capital costs billed from Westar Energy to KCP&L were $7.4 million for the three months ended March 31, 2019.
Money Pool
KCP&L and GMO are also authorized to participate in the Evergy, Inc. money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO from Evergy, Inc. and between KCP&L and GMO. At March 31, 2019 and December 31, 2018, KCP&L had no outstanding receivables or payables under the money pool.
Related Party Net Receivables and Payables
The following table summarizes Westar Energy's and KCP&L's related party net receivables and payables.

	March 31	December 31
	2019	2018
Westar Energy	(millions)
Net receivable from GMO	$2.5	$2.6
Net payable to KCP&L	(8.3)	(13.5)
Net payable to Evergy	(0.5)	(1.4)

KCP&L
Net receivable from GMO	$53.6	$72.6
Net receivable from Westar Energy	8.3	13.5
Net receivable from Evergy	19.3	15.7

Tax Allocation Agreement
Evergy files a consolidated federal income tax return as well as unitary and combined income tax returns in several state jurisdictions with Kansas and Missouri being the most significant. Income taxes for consolidated or combined subsidiaries are allocated to the subsidiaries based on separate company computations of income or loss. As of March 31, 2019 and December 31, 2018, Westar Energy had income taxes receivable from Evergy of $32.0 million and $42.7 million, respectively. As of March 31, 2019 and December 31, 2018, KCP&L had income taxes payable to Evergy of $10.6 million and $2.0 million, respectively.
Leases
KCP&L leases certain transmission equipment from Westar Energy. This lease was entered into prior to the merger in an arms-length transaction and is accounted for as an operating lease. As of March 31, 2019, KCP&L had a right-of-use asset of $30.0 million recorded within other long-term assets, $0.6 million of lease liability recorded in other current liabilities and $29.4 million of lease liability recorded in other long-term liabilities on its consolidated balance sheet related to this lease.
11. SHAREHOLDERS' EQUITY
Common Stock Repurchase Program
In July 2018, the Evergy Board authorized the repurchase of up to 60 million shares of Evergy's common stock. Although this repurchase authorization has no expiration date, Evergy expects to repurchase approximately 60 million shares by mid-2020. Evergy plans to utilize various methods to effectuate the share repurchase program, including but not limited to, a series of transactions that may include accelerated share repurchases (ASRs), open market transactions or other means, subject to market conditions and applicable legal requirements. The repurchase program may be suspended, discontinued or resumed at any time. For the three months ended March 31, 2019, Evergy had total repurchases of common stock of $578.3 million and had repurchased 10.5 million shares under the repurchase program. Since its inception, Evergy has made total repurchases of common stock of approximately $1.6 billion and has repurchased 26.9 million shares under the repurchase program. These repurchase totals include shares repurchased under an ASR agreement that had not reached final settlement as of March 31, 2019, and is discussed further below.
In November 2018, Evergy entered into an ASR agreement with a financial institution to purchase $475.0 million of Evergy common stock. In December 2018, the financial institution delivered to Evergy 6.4 million shares of common stock, representing a partial settlement of the contract, based on then-current market prices and Evergy paid a total of $475.0 million. The ASR agreement reached final settlement in February 2019 and resulted in the delivery of an additional 1.9 million shares to Evergy based on the average daily volume weighted-average price of Evergy common stock during the term of the ASR agreement, less a negotiated discount.
In March 2019, Evergy entered into an ASR agreement with a financial institution to purchase $450.0 million of Evergy common stock. In March 2019, the financial institution delivered to Evergy 6.3 million shares of common stock, representing a partial settlement of the contract, based on then-current market prices and Evergy paid a total of $450.0 million. The final number of shares of Evergy common stock that Evergy may receive or be required to remit upon settlement of the ASR agreement will be based on the average daily volume weighted-average price of Evergy common stock during the term of the ASR agreement, less a negotiated discount. Final settlement of the ASR agreement will occur by June 2019, but may occur earlier at the option of the financial institution. Evergy expects that the final settlement of the ASR agreement will result in the delivery of additional shares of common stock to Evergy at no additional cost.
Evergy reflects ASRs as a repurchase of common stock in the period the shares are delivered for purposes of calculating earnings per share and as forward contracts indexed to its own common stock. Evergy's ASRs have met all of the applicable criteria for equity classification and therefore are not accounted for as derivative instruments.

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
Under the Federal Power Act, Westar Energy, KCP&L and GMO generally can pay dividends only out of retained earnings. Certain conditions in the MPSC and KCC orders authorizing the merger transaction also require Westar Energy and KCP&L to maintain consolidated common equity of at least 40% of total capitalization. Other conditions in the MPSC and KCC merger orders require Westar Energy, KCP&L and GMO to maintain credit ratings of at least investment grade. If Westar Energy's, KCP&L's or GMO's credit ratings are downgraded below the investment grade level as a result of their affiliation with Evergy or any of Evergy's affiliates, the impacted utility shall not pay a dividend to Evergy without KCC or MPSC approval or until the impacted utility's investment grade credit rating has been restored.
The master credit facility of Evergy, Westar Energy, KCP&L and GMO, the term loan agreement of Evergy and the note purchase agreements for certain GMO senior notes contain covenants requiring the respective company to maintain a consolidated indebtedness to consolidated total capitalization ratio of not more than 0.65 to 1.00 at all times.
As of March 31, 2019, all of Evergy's and Westar Energy's retained earnings and net income were free of restrictions and KCP&L had a retained earnings restriction of $471.2 million. Evergy's subsidiaries had restricted net assets of approximately $5.4 billion as of March 31, 2019. These restrictions are not expected to affect the Evergy Companies' ability to pay dividends at the current level for the foreseeable future.
12. TAXES
Components of income tax expense are detailed in the following tables.

Evergy
Three Months Ended March 31	2019	2018
Current income taxes	(millions)
Federal	$11.9	$0.2
State	(0.6)	—
Total	11.3	0.2
Deferred income taxes
Federal	(7.3)	5.9
State	6.3	3.7
Total	(1.0)	9.6
Investment tax credit amortization	(1.0)	(0.6)
Income tax expense	$9.3	$9.2

Westar Energy
Three Months Ended March 31	2019	2018
Current income taxes	(millions)
Federal	$10.4	$0.2
State	0.4	—
Total	10.8	0.2
Deferred income taxes
Federal	(3.2)	5.9
State	3.6	3.7
Total	0.4	9.6
Investment tax credit amortization	(0.7)	(0.6)
Income tax expense	$10.5	$9.2

KCP&L(a)
Three Months Ended March 31	2019	2018
Current income taxes	(millions)
Federal	$7.9	$(1.3)
State	0.8	(0.5)
Total	8.7	(1.8)
Deferred income taxes
Federal	(5.2)	3.6
State	0.4	2.0
Total	(4.8)	5.6
Investment tax credit amortization	(0.2)	(0.3)
Income tax expense	$3.7	$3.5
(a)KCP&L amounts are not included in consolidated Evergy for the three months ended March 31, 2018.
Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Evergy
Three Months Ended March 31	2019	2018
Federal statutory income tax rate	21.0%	21.0%
Effect of:
COLI policies	(1.8)	(3.1)
State income taxes	4.6	4.2
Flow through depreciation for plant-related differences	(4.4)	0.9
Federal tax credits	(3.9)	(9.5)
Non-controlling interest	(0.3)	(0.5)
AFUDC equity	—	(0.2)
Amortization of federal investment tax credits	(0.5)	(0.6)
Valuation allowance	(7.0)	2.1
Stock compensation	0.1	(1.1)
Officer compensation limitation	0.2	—
Other	0.2	(0.5)
Effective income tax rate	8.2%	12.7%

Westar Energy
Three Months Ended March 31	2019	2018
Federal statutory income tax rate	21.0%	21.0%
Effect of:
COLI policies	(3.2)	(3.1)
State income taxes	5.0	4.2
Flow through depreciation for plant-related differences	(0.1)	0.9
Federal tax credits	(6.1)	(9.5)
Non-controlling interest	(0.6)	(0.5)
AFUDC equity	(0.1)	(0.2)
Amortization of federal investment tax credits	(0.7)	(0.6)
Valuation allowance	(2.1)	2.1
Stock compensation	(0.1)	(1.1)
Other	0.3	(0.5)
Effective income tax rate	13.3%	12.7%

KCP&L
Three Months Ended March 31	2019	2018
Federal statutory income tax rate	21.0%	21.0%
Effect of:
COLI policies	(0.1)	—
State income taxes	4.9	5.1
Flow through depreciation for plant-related differences	(7.2)	(6.9)
Federal tax credits	(1.5)	(2.0)
AFUDC equity	—	(0.3)
Amortization of federal investment tax credits	(0.3)	(0.4)
Stock compensation	1.0	(0.2)
Officer compensation limitation	0.3	—
Other	0.3	(1.4)
Effective income tax rate	18.4%	14.9%
13. LEASES
The Evergy Companies lease office buildings, computer equipment, vehicles, rail cars, generating plant and other property and equipment, including rail cars to serve jointly-owned generating units where Westar Energy or KCP&L is the managing partner and is reimbursed by other joint-owners for its proportionate share of the costs. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Evergy Companies assess a contract as being or containing a lease if the contract identifies property, plant and equipment, provides the lessee the right to obtain substantially all of the economic benefits from use of the property, plant and equipment and provides the lessee the right to direct the use of the property, plant and equipment.
The Evergy Companies have entered several agreements to purchase energy through renewable purchase power agreements accounted for as leases that commenced prior to the application of Topic 842. Due to the intermittent nature of renewable generation, these leases have significant variable lease payments not included in the initial and subsequent measurement of the lease liability. Variable lease payments are expensed as incurred. In addition, certain other contracts contain payment for activity that transfers a separate good or service such as utilities or common area maintenance. The Evergy Companies have elected a practical expedient permitted by GAAP to not separate such components of the lease from other lease components for all leases.

The Evergy, Westar Energy and KCP&L leases have remaining terms ranging from 1 to 20 years, 1 to 20 years and 2 to 27 years, respectively. Leases that have original lease terms of twelve months or less are not recognized on the Evergy Companies’ balance sheets. Some leases have options to renew the lease or terminate early at the election of the Evergy Companies. Judgment is applied at lease commencement to determine the reasonably certain lease term based on then-current assumptions about use of the leased asset, market conditions and terms in the contract. The judgment applied to determine the lease term can significantly impact the measurement of the lease liability and right-of-use asset and lease classification.
The Evergy Companies typically discount lease payments over the term of the lease using their incremental borrowing rates at lease commencement to measure its initial and subsequent lease liability. For leases that existed at the initial application of Topic 842, the Evergy Companies used the incremental borrowing rates that corresponded to the remaining lease term as of January 1, 2019.
Leases may be classified as either operating leases or finance leases. The lease classification is based on assumptions of the lease term and discount rate, as discussed above, and the fair market value and economic life of the leased asset. Operating leases recognize a consistent expense each period over the lease term, while finance leases will result in the separate presentation of interest expense on the lease liability and amortization of the right-of-use asset. Finance leases are treated as operating leases for rate-making purposes and as such, the Evergy Companies defer to a regulatory asset or liability any material differences between expense recognition and the timing of payments in order to match what is being recovered in customer rates.
The Evergy Companies’ lease expense is detailed in the following table.

Three Months Ended March 31, 2019	Evergy	Westar Energy	KCP&L
Finance lease costs	(millions)
Amortization of right-of-use assets	$1.1	$1.0	$—
Interest on lease liabilities	0.7	0.6	—
Operating lease costs	6.4	3.8	2.3
Short-term lease costs	0.8	0.1	0.7
Variable lease costs for renewable purchase power agreements	73.9	32.2	29.1
Total lease costs	$82.9	$37.7	$32.1
Supplemental cash flow information related to the Evergy Companies' leases is detailed in the following table.

Three Months Ended March 31, 2019	Evergy	Westar Energy	KCP&L
Cash paid for amounts included in the measurement of lease liabilities:	(millions)
Operating cash flows from operating leases	$5.8	$3.4	$2.4
Operating cash flows from finance leases	0.7	0.6	—
Financing cash flows from finance leases	1.1	1.1	—
Right-of-use assets obtained in exchange for new operating lease liabilities	2.2	—	2.2
Right-of-use assets obtained in exchange for new finance lease liabilities	2.3	2.3	—

Finance Leases
Right-of-use assets for finance leases are included in property, plant and equipment on the Evergy Companies’ balance sheets. Lease liabilities for finance leases are included in other current and other long-term liabilities. Payments for finance leases as of March 31, 2019 are detailed in the following table.

	Evergy	Westar Energy	KCP&L
	(millions)
April 2019 through December 2019	$5.4	$5.1	$0.2
2020	7.0	6.6	0.2
2021	6.5	6.0	0.2
2022	5.7	5.2	0.2
2023	4.8	4.4	0.2
After 2023	48.4	46.4	1.0
Total finance lease payments	77.8	73.7	2.0
Amounts representing imputed interest	(27.6)	(26.4)	(0.6)
Present value of lease payments	50.2	47.3	1.4
Less: current portion	(4.2)	(4.0)	(0.1)
Total long-term obligations under finance leases	$46.0	$43.3	$1.3

Weighted-average lease term (years)	15.4	15.8	9.4
Weighted-average discount rate	5.7%	5.6%	7.6%
Estimated future commitments under finance leases as of December 31, 2018 are detailed in the following table.

	Evergy	Westar Energy	KCP&L
	(millions)
2019	$6.4	$6.0	$0.2
2020	5.8	5.4	0.2
2021	5.3	4.9	0.2
2022	4.7	4.3	0.2
2023	4.0	3.6	0.2
After 2023	48.6	46.4	1.1
Total finance lease payments	74.8	70.6	2.1
Amounts representing imputed interest	(25.8)	(24.6)	(0.6)
Present value of net minimum lease payments under finance leases	49.0	46.0	1.5
Less: current portion	(3.9)	(3.7)	(0.1)
Total long-term obligations under finance leases	$45.1	$42.3	$1.4

Operating Leases
Right-of-use assets for operating leases are included in other long-term assets on the Evergy Companies’ balance sheets. Lease liabilities for operating leases are included in other current and other long-term liabilities. Lease payments for operating leases as of March 31, 2019 are detailed in the following table.

	Evergy	Westar Energy	KCP&L
	(millions)
April 2019 through December 2019	$15.6	$9.5	$7.6
2020	18.7	10.2	10.6
2021	15.3	7.3	10.1
2022	12.4	5.1	9.3
2023	9.4	2.6	8.8
After 2023	52.4	2.8	91.3
Total operating lease payments	123.8	37.5	137.7
Amounts representing imputed interest	(20.8)	(2.7)	(38.4)
Present value of lease payments	103.0	34.8	99.3
Less: current portion	(16.1)	(10.5)	(6.3)
Total long-term obligations under operating leases	$86.9	$24.3	$93.0

Weighted-average lease term (years)	9.3	4.2	16.2
Weighted-average discount rate	3.9%	3.4%	4.1%
Estimated future commitments under operating leases as of December 31, 2018 are detailed in the following table.

	Evergy	Westar Energy	KCP&L
	(millions)
2019	$24.2	$14.0	$10.2
2020	20.7	10.1	10.6
2021	18.4	8.1	10.3
2022	15.2	5.2	10.0
2023	12.4	2.8	9.6
After 2023	95.0	3.1	91.8
Total operating lease payments	$185.9	$43.3	$142.5
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following combined Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the consolidated financial statements and accompanying notes in this combined Quarterly Report on Form 10-Q and the Evergy Companies' combined 2018 Form 10-K. None of the registrants make any representation as to information related solely to Evergy, Westar Energy or KCP&L other than itself.

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

Westar Energy also owns a 50% interest in Prairie Wind, which is a joint venture between Westar Energy and affiliates of AEP and Berkshire Hathaway Energy Company. Prairie Wind owns a 108-mile, 345 kV double-circuit transmission line that provides transmission service in the SPP. Westar Energy accounts for its investment in Prairie Wind under the equity method.
Westar Energy and KGE conduct business in their respective service territories using the name Westar Energy. KCP&L and GMO conduct business in their respective service territories using the name KCP&L. Collectively, the Evergy Companies have approximately 14,500 MWs of owned generating capacity and renewable purchased power agreements and engage in the generation, transmission, distribution and sale of electricity to approximately 1.6 million customers in the states of Kansas and Missouri. The Evergy Companies assess financial performance and allocate resources on a consolidated basis (i.e., operate in one segment).
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
Westar Energy was determined to be the accounting acquirer and thus, the predecessor of Evergy. Therefore, Evergy's accompanying consolidated financial statements reflect the results of operations of Westar Energy for the three months ended March 31, 2018. Evergy had separate operations for the period beginning with the quarter ended June 30, 2018, and references to amounts for periods after the closing of the merger relate to Evergy. The results of Great Plains Energy's direct subsidiaries have been included in Evergy's results of operations from the date of the closing of the merger and thereafter.
Common Stock Repurchase Program
In July 2018, the Evergy Board authorized the repurchase of up to 60 million shares of Evergy's common stock. Although this repurchase authorization has no expiration date, Evergy expects to repurchase approximately 60 million shares by mid-2020. Evergy plans to utilize various methods to effectuate the share repurchase program, including but not limited to a series of transactions that may include ASRs, open market transactions or other means, subject to market conditions and applicable legal requirements. The repurchase program may be suspended, discontinued or resumed at any time. For the three months ended March 31, 2019, Evergy had total repurchases of common stock of $578.3 million and had repurchased 10.5 million shares under the repurchase program. Since its inception, Evergy has made total repurchases of common stock of approximately $1.6 billion and has repurchased 26.9 million shares under the repurchase program.
See Note 11 to the consolidated financial statements for more information regarding Evergy's common stock repurchase program.
Regulatory Proceedings
See Note 4 to the consolidated financial statements for information regarding regulatory proceedings.
Earnings Overview
The following table summarizes Evergy's net income and diluted earnings per common share (EPS).

Three Months Ended March 31	2019	2018	Change
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$99.5	$60.5	$39.0
Earnings per common share, diluted	0.39	0.42	(0.03)
Net income attributable to Evergy, Inc. increased for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to the inclusion of KCP&L's and GMO's earnings in 2019, higher Westar Energy retail sales driven by colder weather and lower Westar Energy operating and maintenance expense, partially offset by higher Westar Energy depreciation expense.
Diluted EPS decreased by $0.03 for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to a higher number of diluted weighted average common shares outstanding in 2019 due to the issuance of common shares to Great Plains Energy shareholders as a result of the merger which diluted EPS by $0.30, partially offset by the increase to net income attributable to Evergy, Inc. discussed above.
For additional information regarding the change in net income, refer to the Evergy Results of Operations section within this MD&A.
Adjusted Earnings (non-GAAP) and Adjusted Earnings Per Share (non-GAAP)
Evergy's adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) for the three months ended March 31, 2019 were $111.1 million or $0.44 per share, respectively. For the three months ended March 31, 2018, Evergy's adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) were $91.9 million and $0.34 per share, respectively. In addition to net income attributable to Evergy, Inc., diluted earnings per common share, pro forma net income attributable to Evergy, Inc. and pro forma diluted earnings per common share as prepared in accordance with GAAP, Evergy's management uses adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) to evaluate earnings and earnings per share without the non-recurring costs resulting from rebranding and voluntary severance.
Adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) exclude certain costs resulting from rebranding and voluntary severance. This information is intended to enhance an investor's overall understanding of results. Adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) are used internally to measure performance against budget and in reports for management and the Evergy Board. Adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) are financial measures that are not calculated in accordance with GAAP and may not be comparable to other companies' presentations or more useful than the GAAP information provided elsewhere in this report.

The following table provides a reconciliation between net income attributable to Evergy, Inc., diluted earnings per common share, pro forma net income attributable to Evergy, Inc. and pro forma diluted earnings per common share as determined in accordance with GAAP and adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP).

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
Three Months Ended March 31	2019		2018
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$99.5	$0.39	$60.5	$0.42
Pro forma adjustments(a):
Great Plains Energy earnings prior to merger	—	—	35.0	0.13
Great Plains Energy shares prior to merger	n/a	—	n/a	(0.20)
Non-recurring merger costs and other	—	—	(3.6)	(0.01)
Pro forma net income attributable to Evergy, Inc.	$99.5	$0.39	$91.9	$0.34
Non-GAAP reconciling items:
Rebranding costs, pre-tax(b)	0.2	—	—	—
Voluntary severance costs, pre tax(c)	14.8	0.06	—	—
Income tax benefit(d)	(3.4)	(0.01)	—	—
Adjusted earnings (non-GAAP)	$111.1	$0.44	$91.9	$0.34

(a)
Reflects pro forma adjustments made in accordance with Article 11 of Regulation S-X and Accounting Standards Codification (ASC) 805 - Business Combinations. See Note 1 to the consolidated financial statements for further information regarding these adjustments.

(b)
Reflects external costs incurred to rebrand the legacy Westar Energy and KCP&L utility brands to Evergy and are included in operating and maintenance expense on the consolidated statements of comprehensive income.

(c)
Reflects voluntary severance costs incurred associated with various severance programs at the Evergy Companies and are included in operating and maintenance expense on the consolidated statements of comprehensive income.

(d)	Reflects an income tax effect calculated at a 26.1% statutory rate, with the exception of certain non-deductible items.

Wolf Creek Refueling Outage
Wolf Creek's most recent refueling outage began in March 2018 and the unit returned to service in May 2018. Wolf Creek's next refueling outage is planned to begin in the third quarter of 2019.
ENVIRONMENTAL MATTERS
See Note 9 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 10 to the consolidated financial statements for information regarding related party transactions.

EVERGY RESULTS OF OPERATIONS
The following table summarizes Evergy's comparative results of operations.

Three Months Ended March 31	2019	Change	2018
	(millions)
Operating revenues	$1,216.9	$616.7	$600.2
Fuel and purchased power	330.0	194.5	135.5
SPP network transmission costs	63.5	(4.1)	67.6
Other operating expenses	400.2	216.2	184.0
Depreciation and amortization	213.6	124.0	89.6
Income from operations	209.6	86.1	123.5
Other income (expense), net	(8.0)	1.0	(9.0)
Interest expense	91.1	47.3	43.8
Income tax expense	9.3	0.1	9.2
Equity in earnings of equity method investees, net of income taxes	2.2	0.8	1.4
Net income	103.4	40.5	62.9
Less: Net income attributable to noncontrolling interests	3.9	1.5	2.4
Net income attributable to Evergy, Inc.	$99.5	$39.0	$60.5

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

The following tables summarize Evergy's utility gross margin and MWhs sold.

	Revenues and Expenses			MWhs Sold
Three Months Ended March 31	2019	Change	2018	2019	Change	2018
Retail revenues	(millions)			(thousands)
Residential	$451.7	$271.4	$180.3	3,964	2,492	1,472
Commercial	413.5	258.1	155.4	4,424	2,727	1,697
Industrial	147.0	53.5	93.5	2,011	652	1,359
Other retail revenues	9.8	5.6	4.2	36	22	14
Total electric retail	1,022.0	588.6	433.4	10,435	5,893	4,542
Wholesale revenues	83.1	(11.1)	94.2	4,029	1,128	2,901
Transmission revenues	76.7	4.8	71.9	N/A		N/A
Other revenues	35.1	34.4	0.7	N/A		N/A
Operating revenues	1,216.9	616.7	600.2	14,464	7,021	7,443
Fuel and purchased power	(330.0)	(194.5)	(135.5)
SPP network transmission costs	(63.5)	4.1	(67.6)
Utility gross margin (a)	$823.4	$426.3	$397.1
(a) Utility gross margin is a non-GAAP financial measure. See explanation of utility gross margin above.
Evergy's utility gross margin increased $426.3 million for the three months ended March 31, 2019, compared to the same period in 2018 driven by:

•	a $412.8 million increase due to the inclusion of KCP&L's and GMO's utility gross margin in 2019;

•
an $11.8 million increase primarily due to higher Westar Energy retail sales driven by colder winter weather. For the three months ended March 31, 2019, compared to the same period in 2018, heating degree days increased 10%; and

•
a $3.9 million increase from new Westar Energy retail rates effective in September 2018, net of a $15.1 million provision for rate refund recorded at Westar Energy in the first quarter of 2018 for the change in corporate income tax rate caused by the Tax Cuts and Jobs Act (TCJA); partially offset by

•	a $2.2 million reduction in revenue recorded at Westar Energy for annual bill credits as a result of conditions in the KCC merger order.
Other Operating Expenses (including operating and maintenance expense and taxes other than income tax)
Evergy's other operating expenses increased $216.2 million for the three months ended March 31, 2019, compared to the same period in 2018 primarily driven by:

•	a $175.3 million increase in operating and maintenance expense due to the inclusion of KCP&L's and GMO's operating and maintenance expenses in 2019;

•	a $45.3 million increase in taxes other than income taxes due to the inclusion of KCP&L and GMO amounts in 2019; and

•	$7.4 million of Westar Energy voluntary severance expenses incurred in the first quarter of 2019; partially offset by

•
a $3.9 million decrease in Westar Energy's 47% ownership share of Wolf Creek operating and maintenance expense due to a $3.1 million decrease primarily driven by lower employee labor and benefit costs as a result of fewer employees in 2019 and a $0.8 million decrease in the amortization of deferred refueling outage costs;

•	a $3.8 million decrease in Westar Energy labor and employee benefit costs due to a decrease in medical and dental expenses primarily due to lower claims in 2019; and

•	a $3.5 million decrease in Westar Energy transmission and distribution operating and maintenance expense primarily due to the timing of vegetation management projects.

Depreciation and Amortization
Evergy's depreciation and amortization increased $124.0 million for the three months ended March 31, 2019, compared to the same period in 2018 driven by:

•	a $103.8 million increase due to the inclusion of KCP&L's and GMO's depreciation expense in 2019; and

•	a $20.2 million increase in Westar Energy's depreciation expense primarily due to a change in depreciation rates effective in September 2018 as a result of Westar Energy's 2018 rate case.
Interest Expense
Evergy's interest expense increased $47.3 million for the three months ended March 31, 2019, compared to the same period in 2018, primarily driven by the inclusion of KCP&L's and GMO's interest expense in 2019.
LIQUIDITY AND CAPITAL RESOURCES
Evergy relies primarily upon cash from operations, short-term borrowings, debt issuances and its existing cash and cash equivalents to fund its capital requirements. Evergy's capital requirements primarily consist of capital expenditures, payment of contractual obligations and other commitments, the payment of dividends to shareholders and the repurchase of common shares. See the Evergy Companies' combined 2018 Form 10-K for more information on Evergy's sources and uses of cash.
Short-Term Borrowings
As of March 31, 2019, Evergy had $1.7 billion of available borrowing capacity under its master credit facility. Westar Energy's, KCP&L's and GMO's borrowing capacity under the master credit facility also support their issuance of commercial paper. The available borrowing capacity under the master credit facility consisted of $349.0 million for Evergy, Inc., $567.9 million for Westar Energy, $421.3 million for KCP&L and $326.7 million for GMO. See Note 6 to the consolidated financial statements for more information regarding the master credit facility. Along with cash flows from operations and receivable sales facilities, Evergy generally uses borrowings under its master credit facility and the issuance of commercial paper to meet its day-to-day cash flow requirements. Evergy also has a term loan credit agreement which is discussed further below.
In March 2019, Evergy entered into a $1.0 billion, 6-month term loan credit agreement with a group of banks to provide short-term financing for its common stock repurchase plan. The agreement allows for two term loans during the 6-month term of the agreement, in an aggregate principal amount not to exceed the credit limit of the agreement. At closing, Evergy borrowed $500.0 million under the agreement, allowing for one additional term loan borrowing in a principal amount up to $500.0 million. At March 31, 2019, Evergy had $500.0 million of outstanding cash borrowings under the agreement at a weighted-average interest rate of 3.03%. Evergy anticipates repaying borrowings under the term loan credit agreement with proceeds from an expected long-term debt issuance in the second half of 2019.
Significant Debt Issuances
See Note 7 to the consolidated financial statements for information regarding significant debt issuances.
Pensions
For the three months ended March 31, 2019, Evergy made pension contributions of $12.3 million. Evergy expects to make additional pension contributions of $103.2 million in 2019 to satisfy ERISA funding requirements and KCC and MPSC rate orders, of which $29.9 million is expected to be paid by Westar Energy and $73.3 million is expected to be paid by KCP&L. Also in 2019, Evergy expects to make contributions of $2.8 million to the post-retirement benefit plans.
Common Stock Repurchase Program
In July 2018, the Evergy Board authorized the repurchase of up to 60 million shares of Evergy's common stock. Although this repurchase authorization has no expiration date, Evergy expects to repurchase approximately 60 million shares by mid-2020. For the three months ended March 31, 2019, Evergy had total repurchases of common stock of $578.3 million and had repurchased 10.5 million shares under the repurchase program. Since its inception,

Evergy has made total repurchases of common stock of approximately $1.6 billion and has repurchased 26.9 million shares under the repurchase program. These repurchase totals include shares repurchased under an ASR agreement that had not reached final settlement as of March 31, 2019. This ASR agreement was entered into in March 2019 with a financial institution and resulted in the initial delivery to Evergy of 6.3 million shares of common stock, representing a partial settlement of the contract, based on then-current market prices and Evergy paid a total of $450.0 million. Final settlement of the ASR agreement will occur by June 2019, but may occur earlier at the option of the financial institution.
See Note 11 to the consolidated financial statements for more information regarding Evergy's common stock repurchase program.
Debt Covenants
As of March 31, 2019, Evergy was in compliance with all debt covenants under the master credit facility, the term loan agreement and certain debt instruments that contain restrictions that require the maintenance of certain capitalization and leverage ratios. See Note 6 to the consolidated financial statements for more information.
Off-Balance Sheet Arrangement
Evergy's off-balance sheet arrangements were reported in the Evergy Companies' combined 2018 Form 10-K. As of March 31, 2019, there have been no material changes with regards to these off-balance sheet arrangements.
Cash Flows
The following table presents Evergy's cash flows from operating, investing and financing activities.

Three Months Ended March 31	2019	2018
	(millions)
Cash flows from operating activities	$362.1	$259.6
Cash flows used in investing activities	(271.4)	(174.1)
Cash flows from (used in) financing activities	296.9	(77.7)
Cash Flows from Operating Activities
Evergy's cash flows from operating activities increased $102.5 million for the three months ended March 31, 2019, compared to the same period in 2018, primarily driven by a $114.5 million increase due to the inclusion of KCP&L's and GMO's cash flows from operating activities in 2019.
Cash Flows used in Investing Activities
Evergy's cash flows used in investing activities increased $97.3 million for the three months ended March 31, 2019, compared to the same period in 2018, primarily driven by a $157.2 million increase in additions to property, plant and equipment due to the inclusion of KCP&L's and GMO's additions to property, plant and equipment in 2019; partially offset by an increase of $38.3 million in proceeds primarily from Westar Energy corporate-owned life insurance (COLI) investments in 2019.
Cash Flows from (used in) Financing Activities
Evergy's cash flows from financing activities increased $374.6 million for the three months ended March 31, 2019, compared to the same period in 2018, primarily driven by a $558.3 million increase in short-term debt, net primarily due to Evergy's $500.0 million of borrowings under its term loan credit facility entered into in March 2019; and a $494.0 million increase in net proceeds from long-term debt due to KCP&L's issuance of $400.0 million of 4.125% Mortgage Bonds and GMO's issuance of $100.0 million of 3.74% Senior Notes in March 2019; partially offset by the repurchase of common stock under repurchase plan of $578.3 million as a result of Evergy's share repurchase program in 2019; and an increase in cash dividends paid of $62.4 million due to an increase in outstanding shares of common stock in 2019 following the close of the merger and a $0.075 per share increase in the quarterly dividend paid in March 2019.

WESTAR ENERGY, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Westar Energy is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Westar Energy's comparative results of operations.

Three Months Ended March 31	2019	Change	2018
	(millions)
Operating revenues	$596.8	$(3.4)	$600.2
Fuel and purchased power	122.7	(12.8)	135.5
SPP network transmission costs	63.5	(4.1)	67.6
Other operating expenses	176.5	(7.5)	184.0
Depreciation and amortization	109.8	20.2	89.6
Income from operations	124.3	0.8	123.5
Other income (expense), net	(1.8)	7.2	(9.0)
Interest expense	44.9	1.1	43.8
Income tax expense	10.5	1.3	9.2
Equity in earnings of equity method investees, net of income taxes	1.2	(0.2)	1.4
Net income	68.3	5.4	62.9
Less: Net income attributable to noncontrolling interests	3.9	1.5	2.4
Net income attributable to Westar Energy, Inc.	$64.4	$3.9	$60.5
Westar Energy Utility Gross Margin and MWh Sales
The following table summarizes Westar Energy's utility gross margin and MWhs sold.

	Revenues and Expenses			MWhs Sold
Three Months Ended March 31	2019	Change	2018	2019	Change	2018
Retail revenues	(millions)			(thousands)
Residential	$192.3	$12.0	$180.3	1,546	74	1,472
Commercial	164.3	8.9	155.4	1,728	31	1,697
Industrial	98.4	4.9	93.5	1,342	(17)	1,359
Other retail revenues	5.1	0.9	4.2	12	(2)	14
Total electric retail	460.1	26.7	433.4	4,628	86	4,542
Wholesale revenues	61.3	(32.9)	94.2	2,073	(828)	2,901
Transmission revenues	69.2	(2.7)	71.9	N/A	N/A	N/A
Other revenues	6.2	5.5	0.7	N/A	N/A	N/A
Operating revenues	596.8	(3.4)	600.2	6,701	(742)	7,443
Fuel and purchased power	(122.7)	12.8	(135.5)
SPP network transmission costs	(63.5)	4.1	(67.6)
Utility gross margin (a)	$410.6	$13.5	$397.1

(a)	Utility gross margin is a non-GAAP financial measure. See explanation of utility gross margin under Evergy's Results of Operations.
Westar Energy's utility gross margin increased $13.5 million for the three months ended March 31, 2019, compared to the same period in 2018 driven by:

•
an $11.8 million increase primarily due to higher retail sales driven by colder winter weather. For the three months ended March 31, 2019, compared to the same period in 2018, heating degree days increased 10%; and

•
a $3.9 million increase from new retail rates effective in September 2018, net of a $15.1 million provision for rate refund recorded in the first quarter of 2018 for the change in corporate income tax rate caused by the TCJA; partially offset by

•	a $2.2 million reduction in revenue recorded for annual bill credits as a result of conditions in the KCC merger order.
Westar Energy Other Operating Expenses (including operating and maintenance expense and taxes other than income tax)
Westar Energy's other operating expenses decreased $7.5 million for the three months ended March 31, 2019, compared to the same period in 2018 primarily driven by:

•
a $3.9 million decrease in Westar Energy's 47% ownership share of Wolf Creek operating and maintenance expense due to a $3.1 million decrease primarily driven by lower employee labor and benefit costs as a result of fewer employees in 2019 and a $0.8 million decrease in the amortization of deferred refueling outage costs;

•	a $3.8 million decrease in labor and employee benefit costs due to a decrease in medical and dental expenses primarily due to lower claims in 2019; and

•	a $3.5 million decrease in transmission and distribution operating and maintenance expense, primarily due to the timing of vegetation management projects; partially offset by

•	$7.4 million of voluntary severance expenses incurred in the first quarter of 2019.
Westar Energy Depreciation and Amortization
Westar Energy's depreciation and amortization expense increased $20.2 million for the three months ended March 31, 2019, compared to the same period in 2018 primarily due to a change in depreciation rates effective in September 2018 as a result of Westar Energy's 2018 rate case.
Westar Energy Other Income (Expense), Net
Westar Energy's other expense, net decreased $7.2 million for the three months ended March 31, 2019, compared to the same period in 2018 primarily driven by a $6.2 million increase in COLI benefits.
Westar Energy Interest Expense
Westar Energy's interest expense increased $1.1 million for the three months ended March 31, 2019, compared to the same period in 2018 primarily driven by higher commercial paper interest rates and short-term borrowings in 2019.

KANSAS CITY POWER & LIGHT COMPANY
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for KCP&L is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes KCP&L's comparative results of operations.

Three Months Ended March 31	2019	Change	2018
	(millions)
Operating revenues	$425.4	$28.3	$397.1
Fuel and purchased power	134.9	17.4	117.5
Other operating expenses	154.7	3.0	151.7
Depreciation and amortization	78.9	12.0	66.9
Income from operations	56.9	(4.1)	61.0
Other income (expense), net	(3.4)	0.9	(4.3)
Interest expense	33.8	0.8	33.0
Income tax expense	3.7	0.2	3.5
Net income	$16.0	$(4.2)	$20.2
KCP&L Utility Gross Margin and MWh Sales
The following table summarizes KCP&L's utility gross margin and MWhs sold.

	Revenues and Expenses			MWhs Sold
Three Months Ended March 31	2019	Change	2018	2019	Change	2018
Retail revenues	(millions)			(thousands)
Residential	$164.2	$9.3	$154.9	1,397	51	1,346
Commercial	183.8	2.0	181.8	1,894	35	1,859
Industrial	29.7	(2.5)	32.2	377	(33)	410
Other retail revenues	2.6	(0.1)	2.7	19	—	19
Total electric retail	380.3	8.7	371.6	3,687	53	3,634
Wholesale revenues	18.1	15.0	3.1	1,797	417	1,380
Transmission revenues	3.1	(0.2)	3.3	N/A	N/A	N/A
Other revenues	23.9	4.8	19.1	N/A	N/A	N/A
Operating revenues	425.4	28.3	397.1	5,484	470	5,014
Fuel and purchased power	(134.9)	(17.4)	(117.5)
Utility gross margin (a)	$290.5	$10.9	$279.6

(a)	Utility gross margin is a non-GAAP financial measure. See explanation of utility gross margin under Evergy's Results of Operations.
KCP&L's utility gross margin increased $10.9 million for the three months ended March 31, 2019, compared to the same period in 2018 driven by:

•
a $10.4 million increase from new retail rates effective in December 2018, net of a $15.2 million provision for rate refund recorded in the first quarter of 2018 for the change in corporate income tax rate caused by the TCJA;

•
a $4.1 million increase in Missouri Energy Efficiency Investment Act (MEEIA) earnings opportunity related to the achievement of certain energy savings levels in the second cycle of KCP&L's MEEIA program; and

•
a $3.7 million increase primarily due to higher retail sales driven by colder winter weather. For the three months ended March 31, 2019, compared to the same period in 2018, heating degree days increased 9%; partially offset by

•	a $3.8 million decrease for recovery of programs costs for energy efficiency programs under MEEIA, which have a direct offset in operating and maintenance expense; and

•	a $3.5 million decrease primarily due to the over-collection of KCP&L's Transmission Delivery Charge rider.
KCP&L Other Operating Expenses (including operating and maintenance expense and taxes other than income tax)
KCP&L's other operating expenses increased $3.0 million for the three months ended March 31, 2019, compared to the same period in 2018 primarily driven by:

•	an $8.9 million increase in transmission and distribution operating and maintenance expense primarily due to costs incurred from storms that occurred in January 2019; and

•	$5.2 million of voluntary severance expenses incurred in the first quarter of 2019; partially offset by

•	a $4.9 million decrease in plant operating and maintenance expense at coal-fired units primarily driven by:

◦	a $3.6 million decrease primarily due to scheduled maintenance outages at KCP&L's Hawthorn No. 5 Unit and Iatan No. 2 Unit in March 2018; and

◦	a $1.9 million decrease due to the retirement of KCP&L's Montrose Station in December 2018.

•
a $3.9 million decrease in KCP&L's 47% ownership share of Wolf Creek operating and maintenance expense due to a $3.2 million decrease primarily driven by lower employee labor and benefit costs as a result of fewer employees in 2019 and a $0.7 million decrease in the amortization of deferred refueling outage costs; and

•	a $3.8 million decrease in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue.
KCP&L Depreciation and Amortization
KCP&L's depreciation and amortization increased $12.0 million for the three months ended March 31, 2019, compared to the same period in 2018 driven by:

•	a $7.2 million increase primarily due to capital additions; and

•	a $4.8 million increase due to a change in depreciation rates effective in December 2018 as a result of KCP&L's 2018 Kansas rate case.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of business, Evergy faces risks that are either non-financial or non-quantifiable. Such risks principally include business, legal, operational and credit risks and are discussed elsewhere in this document as well as in the Evergy Companies' combined 2018 Form 10-K and therefore are not represented here.
Evergy's interim period disclosures about market risk included in quarterly reports on Form 10-Q address material changes, if any, from the most recently filed annual report on Form 10-K. Therefore, these interim period disclosures should be read in connection with Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk included in the Evergy Companies' combined 2018 Form 10-K.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Westar Energy's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Other Proceedings
The Evergy Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 4 and 9 to the consolidated financial statements.  Such information is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Actual results in future periods for the Evergy Companies could differ materially from historical results and the forward-looking statements contained in this report. The business of the Evergy Companies is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond their control. Additional risks and uncertainties not presently known or that management currently believes to be immaterial may also adversely affect the Evergy Companies. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors included in the 2018 Form 10-K for each of Evergy, KCP&L and Westar Energy, as well as Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed by Evergy, KCP&L and Westar Energy. There have been no material changes with regards to those risk factors. This information, as well as the other information included in this report and in the other documents filed with the SEC, should be carefully considered before making an investment in the securities of the Evergy Companies. Risk factors of KCP&L and Westar Energy are also risk factors of the Evergy Companies.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities
The following table provides information regarding purchases by Evergy of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2019.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased(a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(a)
January 1 - 31	661,295	$56.36	661,295	42,970,342
February 1 - 28	2,555,392	(a)	2,555,392	40,414,950
March 1 - 31	7,363,073	(b)	7,331,373	33,083,577
Total	10,579,760		10,548,060	33,083,577
(a) In February 2019, the November 2018 ASR agreement was settled, which resulted in the delivery of 1,936,994 additional shares of Evergy common stock at no additional cost. In total, 8,337,533 shares were delivered under this ASR at an average price paid per share of $56.97. In addition, Evergy repurchased 618,398 shares of common stock in the open market at an average price of $55.74.
(b) In March 2019, Evergy entered into a new ASR agreement to purchase $450.0 million of Evergy common stock and through which 6,323,556 shares were delivered in March 2019. The final number of shares of Evergy common stock that will ultimately be delivered to Evergy, and therefore the average price paid per share, will be determined at the final settlement of the ASR by June 2019. In addition, Evergy repurchased 1,007,817 shares of common stock in the open market at an average price of $55.93. Evergy also purchased 31,700 shares for withholding taxes related to restricted stock and performance share vestings at an average price of $55.74.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
Evergy’s annual meeting of shareholders was held on May 7, 2019. In accordance with the recommendations of the Evergy Board, the shareholders (i) elected fifteen directors; (ii) approved, on an advisory and non-binding basis, the 2018 compensation of Evergy’s named executive officers; (iii) approved, on an advisory and non-binding basis, a resolution for a one-year frequency of the advisory vote on executive compensation; and (iv) ratified the appointment of Deloitte & Touche LLP as independent registered public accountants for 2019. The proposals voted upon at the annual meeting, as well as the voting results for each proposal are set forth below.

Item 1 on the Proxy Card. The fifteen persons named below were elected, as proposed in the proxy statement, to serve as directors until Evergy’s annual meeting in 2020, and until their successors are elected and qualified. The voting regarding the election was as follows:

	Number of Votes
	For	Withheld	Broker Non-Votes
Terry Bassham	190,910,934	933,232	29,658,406
Mollie Hale Carter	190,796,944	1,047,222	29,658,406
Charles Q. Chandler IV	190,688,834	1,155,332	29,658,406
Gary D. Forsee	190,687,137	1,157,029	29,658,406
Scott D. Grimes	190,921,406	922,760	29,658,406
Richard L. Hawley	190,823,329	1,020,837	29,658,406
Thomas D. Hyde	190,831,247	1,012,919	29,658,406
B. Anthony Isaac	190,675,146	1,169,020	29,658,406
Sandra A.J. Lawrence	189,940,537	1,903,629	29,658,406
Ann D. Murtlow	190,889,125	955,041	29,658,406
Sandra J. Price	190,846,264	997,902	29,658,406
Mark A. Ruelle	188,755,775	3,088,391	29,658,406
John J. Sherman	190,791,164	1,053,002	29,658,406
S. Carl Soderstrom Jr.	137,012,013	54,832,153	29,658,406
John Arthur Stall	190,888,483	955,683	29,658,406

Item 2 on the Proxy Card. In an advisory and non-binding “say on pay” vote, shareholders approved the 2018 compensation of Evergy’s named executive officers, with the following vote:

Number of Votes
For	Against	Abstain	Broker Non-Votes
186,075,423	4,931,190	837,553	29,658,406

Item 3 on the Proxy Card. In an advisory and non-binding vote, shareholders approved the option of every one year as the preferred frequency for advisory “say on pay” votes, with the following vote:

Number of Votes
One Year	Two Years	Three Years	Abstain	Broker Non-Votes
188,106,502	399,289	2,600,179	738,196	29,658,406

In accordance with the results of this advisory vote, Evergy will hold future advisory “say on pay” votes annually.

Item 4 on the Proxy Card. Shareholders voted for the ratification and confirmation of the appointment of Deloitte & Touche LLP as Evergy’s independent registered public accounting firm for 2019, with the following vote:

Number of Votes
For	Against	Abstain	Broker Non-Votes
219,141,327	1,870,723	490,522	0
ITEM 6. EXHIBITS

Exhibit Number		Description of Document	Registrant

3.1	*	Amended and Restated By-laws of Kansas City Power & Light Company, as amended March 25, 2019 (filed as Exhibit 3.1 to Evergy, Inc.’s Form 8-K filed on March 25, 2019).	Evergy KCP&L

4.1	*
Supplemental Indenture No. 8, dated March 1, 2019, between Kansas City Power & Light Company and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to Evergy, Inc.’s Form 8-K filed on March 14, 2019).
Evergy KCP&L

4.2	*
Supplemental Indenture No. 2, dated March 1, 2019, between Kansas City Power & Light Company and The Bank of New York Mellon, as trustee (filed as Exhibit 4.2 to Evergy, Inc.’s Form 8-K filed on March 14, 2019).
Evergy KCP&L

4.3	*
Sixteenth Supplemental Indenture, dated March 1, 2019, between Kansas City Power & Light Company and UMB Bank N.A., as trustee (filed as Exhibit 4.3 to Evergy, Inc.’s Form 8-K filed on March 14, 2019).
Evergy KCP&L

4.4	*
Seventeenth Supplemental Indenture, dated March 27, 2019, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (filed as Exhibit 4.1 to Evergy, Inc.’s Form 8-K filed on March 27, 2019).
Evergy KCP&L

4.5		Note Purchase Agreement dated February 12, 2019, among KCP&L Greater Missouri Operations Company and the purchaser party thereto.	Evergy

10.1	*+	Form of Evergy, Inc. 2019 Performance-Based Restricted Stock Unit Agreement (filed as Exhibit 10.1 to Evergy, Inc.’s Form 8-K filed on February 15, 2019).	Evergy Westar Energy KCP&L

10.2	*+	Form of Evergy, Inc. 2019 Time-Based Restricted Stock Unit Agreement (filed as Exhibit 10.2 to Evergy, Inc.’s Form 8-K filed on February 15, 2019).	Evergy Westar Energy KCP&L

Exhibit Number		Description of Document	Registrant

10.3	*+	Form of Evergy, Inc. Change-in-Control Severance Agreement (filed as Exhibit 10.3 to Evergy, Inc.’s Form 8-K filed on February 15, 2019).	Evergy Westar Energy KCP&L
10.4	+	Form of Amended and Restated Change-in-Control Severance Agreement.	Evergy Westar Energy KCP&L

10.5	+	2019 Annual Incentive Plan.	Evergy Westar Energy KCP&L
10.6	*
Term Loan Credit Agreement, dated March 15, 2019, by and among Evergy, Inc., Wells Fargo Bank, National Association, as Administrative Agent, and the lenders referred to therein (filed as Exhibit 10.1 to Evergy, Inc.’s Form 8-K on March 15, 2019).
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

EVERGY, INC.

Dated:	May 8, 2019	By: /s/ Anthony D. Somma
(Anthony D. Somma)
(Executive Vice President and Chief Financial Officer)

WESTAR ENERGY, INC.

Dated:	May 8, 2019	By: /s/ Anthony D. Somma
(Anthony D. Somma)
(Executive Vice President and Chief Financial Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated:	May 8, 2019	By: /s/ Anthony D. Somma
(Anthony D. Somma)
(Executive Vice President and Chief Financial Officer)