Form 10-Q
period 2019-06-30
Evergy, Inc.; KANSAS CITY POWER & LIGHT CO; WESTAR ENERGY INC /KS
filed 2019-08-07
CIK 1711269, 54476, 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Evergy, Inc.	Large Accelerated Filer		☒	Accelerated Filer	☐	Non-accelerated Filer	☐	Smaller Reporting Company	☐	Emerging Growth Company	☐

Westar Energy, Inc.	Large Accelerated Filer		☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller Reporting Company	☐	Emerging Growth Company	☐

Kansas City Power & Light Company	Large Accelerated Filer		☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller Reporting Company	☐	Emerging Growth Company	☐

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

On August 2, 2019, Evergy, Inc. had 235,467,484 shares of common stock outstanding.  On August 2, 2019, Kansas City Power & Light Company and Westar Energy, Inc. each had one share of common stock outstanding and held by Evergy, Inc.

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
In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Evergy Companies are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information. These important factors include: future economic conditions and any related impact on sales, prices and costs; prices and availability of electricity in wholesale markets; market perception of the energy industry and the Evergy Companies; changes in business strategy or operations; the impact of unpredictable federal, state and local political, legislative, judicial and regulatory actions or developments, including deregulation, re-regulation and restructuring of the electric utility industry; decisions of regulators regarding rates that Westar Energy and KCP&L (or other regulated subsidiaries of Evergy) can charge for electricity; changes in applicable laws, regulations, rules, principles or practices, or the interpretations thereof, governing tax, accounting and environmental matters, including air and water quality and waste management and disposal; changes in the energy trading markets in which the Evergy Companies participate, including retroactive repricing of transactions by regional transmission organizations (RTO) and independent system operators; the impact of climate change, including reduced demand for coal-based energy because of actual or perceived climate impacts and the development of alternate energy sources; financial market conditions and performance, including changes in interest rates and credit spreads and in availability and cost of capital and the effects on derivatives and hedges, nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; the transition to a replacement for the LIBOR benchmark interest rate; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of terrorist acts, including cyber terrorism; ability to carry out marketing and sales plans; weather conditions, including weather-related damage and the impact on sales, prices and costs; cost, availability, quality and timely provision of equipment, supplies, labor and fuel; the inherent uncertainties in estimating the effects of weather, economic conditions, climate change and other factors on customer consumption and financial results; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; delays in the anticipated in-service dates and cost increases of generation, transmission, distribution or other projects; the Evergy Companies' ability to successfully manage their transmission and distribution development plans and transmission joint ventures; the inherent risks associated with the ownership and operation of a nuclear facility, including environmental, health, safety, regulatory and financial risks; workforce risks, including increased costs of retirement, health care and other benefits; the possibility that the expected value creation from the merger will not be realized, or will not be realized within the expected time period; difficulties related to the integration of the two companies; disruption from the merger making it more difficult to maintain relationships with customers, employees, regulators or suppliers; the diversion of management time; and other risks and uncertainties.
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

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

ACE	Affordable Clean Energy
AEP	American Electric Power Company, Inc.
AFUDC	Allowance for Funds Used During Construction
Amended Merger Agreement	Amended and Restated Agreement and Plan of Merger, dated as of July 9, 2017, by and among Great Plains Energy, Westar Energy, Monarch Energy Holding, Inc. and King Energy, Inc.
AROs	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASR	Accelerated share repurchase
ASU	Accounting Standards Update
BSER	Best system of emission reduction
CCRs	Coal combustion residuals
CAA	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
CPP	Clean Power Plan
CWA	Clean Water Act
D.C. Circuit	U.S. Court of Appeals for the D.C. Circuit
EGU	Electric utility generating unit
ELG	Effluent limitations guidelines
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERSP	Earnings Review and Sharing Plan
Evergy	Evergy, Inc. and its consolidated subsidiaries
Evergy Board	Evergy Board of Directors
Evergy Companies	Evergy, Westar Energy, and KCP&L, collectively, which are individual registrants within the Evergy consolidated group
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
GMO	KCP&L Greater Missouri Operations Company, a wholly-owned subsidiary of Evergy
GPETHC	GPE Transmission Holding Company LLC, a wholly-owned subsidiary of Evergy
Great Plains Energy	Great Plains Energy Incorporated
KCC	State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
KCP&L Mortgage Indenture	KCP&L General Mortgage Indenture and Deed of Trust dated as of December 1, 1986, as supplemented
KDHE	Kansas Department of Health & Environment
KGE	Kansas Gas and Electric Company, a wholly-owned subsidiary of Westar Energy

Abbreviation or Acronym	Definition

King Energy	King Energy, Inc., a wholly-owned subsidiary of Evergy
MDNR	Missouri Department of Natural Resources
MECG	Midwest Energy Consumers Group
MEEIA	Missouri Energy Efficiency Investment Act
Monarch Energy	Monarch Energy Holding, Inc.
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
NAV	Net Asset Value
NO2	Nitrogen dioxide
NSR	New source review
OPC	Office of the Public Counsel
PM	Particulate matter
Prairie Wind	Prairie Wind Transmission, LLC, 50% owned by Westar Energy
RSU	Restricted share unit
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
TCJA	Tax Cuts and Jobs Act
TFR	Transmission formula rate
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by GPETHC
VIE	Variable interest entity
Westar Energy	Westar Energy, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
WIIN	Water Infrastructure Improvements for the Nation
Wolf Creek	Wolf Creek Generating Station
WOTUS	Waters of the United States

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2019	2018
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$107.0	$160.3
Receivables, net	278.4	193.7
Accounts receivable pledged as collateral	312.0	365.0
Fuel inventory and supplies	488.7	511.0
Income taxes receivable	30.4	68.0
Regulatory assets	242.7	303.9
Prepaid expenses and other assets	80.2	79.1
Total Current Assets	1,539.4	1,681.0
PROPERTY, PLANT AND EQUIPMENT, NET	18,923.3	18,782.5
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	169.3	169.2
OTHER ASSETS:
Regulatory assets	1,701.7	1,757.9
Nuclear decommissioning trust fund	535.7	472.1
Goodwill	2,336.6	2,338.9
Other	512.4	396.5
Total Other Assets	5,086.4	4,965.4
TOTAL ASSETS	$25,718.4	$25,598.1
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2019	2018
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$1.1	$705.4
Current maturities of long-term debt of variable interest entities	32.3	30.3
Notes payable and commercial paper	2,239.0	738.6
Collateralized note payable	312.0	365.0
Accounts payable	278.1	451.5
Accrued taxes	195.8	133.6
Accrued interest	80.7	110.9
Regulatory liabilities	44.0	110.2
Asset retirement obligations	55.1	49.8
Other	244.7	171.9
Total Current Liabilities	3,482.8	2,867.2
LONG-TERM LIABILITIES:
Long-term debt, net	7,122.5	6,636.3
Long-term debt of variable interest entities, net	18.8	51.1
Deferred income taxes	1,630.6	1,599.2
Unamortized investment tax credits	371.4	373.2
Regulatory liabilities	2,232.4	2,218.8
Pension and post-retirement liability	1,001.5	987.6
Asset retirement obligations	648.2	637.3
Other	355.5	236.7
Total Long-Term Liabilities	13,380.9	12,740.2
Commitments and Contingencies (Note 11)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value 235,465,848 and 255,326,252 shares issued, stated value	7,563.0	8,685.2
Retained earnings	1,349.1	1,346.0
Accumulated other comprehensive loss	(29.0)	(3.0)
Total Evergy, Inc. Shareholders' Equity	8,883.1	10,028.2
Noncontrolling Interests	(28.4)	(37.5)
Total Equity	8,854.7	9,990.7
TOTAL LIABILITIES AND EQUITY	$25,718.4	$25,598.1
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Year to Date June 30
	2019	2018	2019	2018
	(millions, except per share amounts)
OPERATING REVENUES	$1,221.7	$893.4	$2,438.6	$1,493.6
OPERATING EXPENSES:
Fuel and purchased power	291.6	229.7	621.6	365.2
SPP network transmission costs	62.8	68.4	126.3	136.0
Operating and maintenance	288.6	283.8	595.5	423.8
Depreciation and amortization	215.4	128.0	429.0	217.7
Taxes other than income tax	91.6	56.6	184.9	100.5
Total Operating Expenses	950.0	766.5	1,957.3	1,243.2
INCOME FROM OPERATIONS	271.7	126.9	481.3	250.4
OTHER INCOME (EXPENSE):
Investment earnings	2.6	1.6	5.8	1.3
Other income	6.1	1.7	14.3	3.7
Other expense	(18.1)	(13.8)	(37.5)	(24.4)
Total Other Expense, Net	(9.4)	(10.5)	(17.4)	(19.4)
Interest expense	95.4	58.4	186.5	102.2
INCOME BEFORE INCOME TAXES	166.9	58.0	277.4	128.8
Income tax expense (benefit)	24.4	(45.0)	33.7	(35.8)
Equity in earnings of equity method investees, net of income taxes	2.1	1.4	4.3	2.7
NET INCOME	144.6	104.4	248.0	167.3
Less: Net income attributable to noncontrolling interests	4.9	2.6	8.8	5.0
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$139.7	$101.8	$239.2	$162.3
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO EVERGY (see Note 1)
Basic earnings per common share	$0.57	$0.56	$0.96	$1.00
Diluted earnings per common share	$0.57	$0.56	$0.96	$1.00
AVERAGE COMMON SHARES OUTSTANDING
Basic	243.2	180.9	248.0	161.9
Diluted	243.4	181.0	248.2	162.0
COMPREHENSIVE INCOME
NET INCOME	$144.6	$104.4	$248.0	$167.3
Derivative hedging activity
Loss on derivative hedging instruments	(21.2)	—	(35.0)	—
Income tax benefit	5.4	—	9.0	—
Net loss on derivative hedging instruments	(15.8)	—	(26.0)	—
Derivative hedging activity, net of tax	(15.8)	—	(26.0)	—
Total other comprehensive loss	(15.8)	—	(26.0)	—
COMPREHENSIVE INCOME	128.8	104.4	222.0	167.3
Less: comprehensive income attributable to noncontrolling interest	4.9	2.6	8.8	5.0
COMPREHENSIVE INCOME ATTRIBUTABLE TO EVERGY, INC.	$123.9	$101.8	$213.2	$162.3
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2019	2018
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$248.0	$167.3
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	429.0	217.7
Amortization of nuclear fuel	29.4	13.7
Amortization of deferred refueling outage	12.9	8.3
Amortization of corporate-owned life insurance	9.9	9.2
Non-cash compensation	9.4	20.0
Net deferred income taxes and credits	13.9	(45.0)
Allowance for equity funds used during construction	(0.4)	(1.7)
Payments for asset retirement obligations	(9.9)	(8.2)
Equity in earnings of equity method investees, net of income taxes	(4.3)	(2.7)
Income from corporate-owned life insurance	(15.1)	(1.4)
Other	(2.4)	(1.7)
Changes in working capital items:
Accounts receivable	(78.3)	(24.7)
Accounts receivable pledged as collateral	53.0	(15.0)
Fuel inventory and supplies	22.5	25.5
Prepaid expenses and other current assets	36.2	(29.2)
Accounts payable	(136.0)	(41.7)
Accrued taxes	99.9	67.8
Other current liabilities	(121.1)	(1.6)
Changes in other assets	41.1	(17.3)
Changes in other liabilities	(4.0)	57.9
Cash Flows from Operating Activities	633.7	397.2
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(572.4)	(435.2)
Cash acquired from the merger with Great Plains Energy	—	1,154.2
Purchase of securities - trusts	(27.0)	(96.0)
Sale of securities - trusts	24.5	101.1
Investment in corporate-owned life insurance	(17.0)	(15.9)
Proceeds from investment in corporate-owned life insurance	68.4	4.7
Proceeds from settlement of interest rate swap	—	140.6
Other investing activities	(6.0)	(6.6)
Cash Flows from (used) in Investing Activities	(529.5)	846.9
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short term debt, net	1,500.5	242.6
Collateralized short-term borrowings, net	(53.0)	15.0
Proceeds from long-term debt	493.3	—
Retirements of long-term debt	(701.1)	—
Retirements of long-term debt of variable interest entities	(30.3)	(28.5)
Borrowings against cash surrender value of corporate-owned life insurance	56.1	53.9
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(51.4)	(3.0)
Cash dividends paid	(235.6)	(228.3)
Repurchase of common stock under repurchase plan	(1,128.7)	—
Other financing activities	(7.3)	(19.1)
Cash Flows from (used in) Financing Activities	(157.5)	32.6
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(53.3)	1,276.7
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period, including restricted cash of $0.0 and $0.1, respectively	160.3	3.5
End of period, including restricted cash of $0.0 and $0.1, respectively	$107.0	$1,280.2
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	AOCI	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2017	142,094,275	$2,734.8	$1,173.3	$—	$(47.7)	$3,860.4
Net income	—	—	60.5	—	2.4	62.9
Issuance of stock compensation and reinvested dividends, net of tax withholding	138,828	(3.7)	—	—	—	(3.7)
Dividends declared on common stock ($0.40 per share)	—	—	(57.7)	—	—	(57.7)
Stock compensation expense	—	2.5	—	—	—	2.5
Balance as of March 31, 2018	142,233,103	2,733.6	1,176.1	—	(45.3)	3,864.4
Net income	—	—	101.8	—	2.6	104.4
Issuance of stock to Great Plains Energy shareholders	128,947,518	6,979.9	—	—	—	6,979.9
Issuance of restricted common stock	122,505	—	—	—	—	—
Issuance of stock compensation and reinvested dividends, net of tax withholding	384,617	(13.3)	—	—	—	(13.3)
Dividends declared on common stock ($0.40 per share)	—	—	(57.8)	—	—	(57.8)
Stock compensation expense	—	19.3	—	—	—	19.3
Other	—	(1.4)	(0.1)	—	—	(1.5)
Balance as of June 30, 2018	271,687,743	$9,718.1	$1,220.0	$—	$(42.7)	$10,895.4

Balance as of December 31, 2018	255,326,252	$8,685.2	$1,346.0	$(3.0)	$(37.5)	$9,990.7
Net income	—	—	99.5	—	3.9	103.4
Issuance of stock compensation and reinvested dividends, net of tax withholding	60,594	(1.6)	—	—	—	(1.6)
Dividends declared on common stock ($0.475 per share)	—	—	(119.8)	—	—	(119.8)
Stock compensation expense	—	5.4	—	—	—	5.4
Repurchase of common stock under repurchase plan	(10,548,060)	(578.3)	—	—	—	(578.3)
Consolidation of noncontrolling interests	—	—	—	—	3.8	3.8
Distributions to shareholders of noncontrolling interests	—	—	—	—	(1.4)	(1.4)
Derivative hedging activity, net of tax	—	—	—	(10.2)	—	(10.2)
Other	—	(0.3)	—	—	—	(0.3)
Balance as of March 31, 2019	244,838,786	8,110.4	1,325.7	(13.2)	(31.2)	9,391.7
Net income	—	—	139.7	—	4.9	144.6
Issuance of stock compensation and reinvested dividends, net of tax withholding	41,982	(0.7)	—	—	—	(0.7)
Dividends declared on common stock ($0.475 per share)	—	—	(115.8)	—	—	(115.8)
Dividend equivalents declared	—	—	(0.5)	—	—	(0.5)
Stock compensation expense	—	4.0	—	—	—	4.0
Repurchase of common stock under repurchase plan	(9,414,920)	(550.4)	—	—	—	(550.4)
Distributions to shareholders of noncontrolling interests	—	—	—	—	(2.1)	(2.1)
Derivative hedging activity, net of tax	—	—	—	(15.8)	—	(15.8)
Other	—	(0.3)	—	—	—	(0.3)
Balance as of June 30, 2019	235,465,848	$7,563.0	$1,349.1	$(29.0)	$(28.4)	$8,854.7
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

WESTAR ENERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2019	2018
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$4.3	$44.5
Receivables, net	142.3	84.3
Related party receivables	1.7	2.6
Accounts receivable pledged as collateral	152.0	185.0
Fuel inventory and supplies	268.3	276.8
Income taxes receivable	5.6	42.7
Regulatory assets	85.8	97.1
Prepaid expenses and other assets	29.4	35.0
Total Current Assets	689.4	768.0
PROPERTY, PLANT AND EQUIPMENT, NET	9,732.2	9,718.3
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	169.3	169.2
OTHER ASSETS:
Regulatory assets	694.3	700.4
Nuclear decommissioning trust fund	256.7	227.5
Other	265.6	233.4
Total Other Assets	1,216.6	1,161.3
TOTAL ASSETS	$11,807.5	$11,816.8
The disclosures regarding Westar Energy included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

WESTAR ENERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2019	2018
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$300.0
Current maturities of long-term debt of variable interest entities	32.3	30.3
Notes payable and commercial paper	737.0	411.7
Collateralized note payable	152.0	185.0
Accounts payable	103.7	154.4
Related party payables	17.5	14.9
Accrued taxes	100.4	88.6
Accrued interest	45.3	74.4
Regulatory liabilities	24.2	19.5
Asset retirement obligations	17.1	17.1
Other	114.1	83.0
Total Current Liabilities	1,343.6	1,378.9
LONG-TERM LIABILITIES:
Long-term debt, net	3,390.6	3,389.8
Long-term debt of variable interest entities, net	18.8	51.1
Deferred income taxes	811.5	815.4
Unamortized investment tax credits	248.5	249.7
Regulatory liabilities	1,117.6	1,101.8
Pension and post-retirement liability	472.3	474.7
Asset retirement obligations	264.9	264.0
Other	153.2	130.7
Total Long-Term Liabilities	6,477.4	6,477.2
Commitments and Contingencies (Note 11)
EQUITY:
Westar Energy, Inc. Shareholder's Equity:
Common stock - 1,000 shares authorized, $0.01 par value, 1 share issued	2,737.6	2,737.6
Retained earnings	1,277.3	1,260.6
Total Westar Energy, Inc. Shareholder's Equity	4,014.9	3,998.2
Noncontrolling Interests	(28.4)	(37.5)
Total Equity	3,986.5	3,960.7
TOTAL LIABILITIES AND EQUITY	$11,807.5	$11,816.8
The disclosures regarding Westar Energy included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

WESTAR ENERGY, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30		Year to Date June 30
	2019	2018	2019	2018
	(millions)
OPERATING REVENUES	$585.5	$650.9	$1,182.3	$1,251.1
OPERATING EXPENSES:
Fuel and purchased power	107.7	158.0	230.4	293.5
SPP network transmission costs	62.8	68.4	126.3	136.0
Operating and maintenance	127.4	209.7	256.0	349.7
Depreciation and amortization	110.6	96.1	220.4	185.7
Taxes other than income tax	49.4	42.6	97.3	86.6
Total Operating Expenses	457.9	574.8	930.4	1,051.5
INCOME FROM OPERATIONS	127.6	76.1	251.9	199.6
OTHER INCOME (EXPENSE):
Investment earnings (loss)	0.9	—	2.4	(0.4)
Other income	3.4	1.6	10.7	3.6
Other expense	(8.5)	(10.4)	(19.1)	(20.9)
Total Other Expense, Net	(4.2)	(8.8)	(6.0)	(17.7)
Interest expense	47.5	44.4	92.4	88.2
INCOME BEFORE INCOME TAXES	75.9	22.9	153.5	93.7
Income tax expense (benefit)	9.9	(53.6)	20.4	(44.4)
Equity in earnings of equity method investees, net of income taxes	1.2	1.1	2.4	2.4
NET INCOME	67.2	77.6	135.5	140.5
Less: Net income attributable to noncontrolling interests	4.9	2.6	8.8	5.0
NET INCOME ATTRIBUTABLE TO WESTAR ENERGY, INC.	$62.3	$75.0	$126.7	$135.5
The disclosures regarding Westar Energy included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

WESTAR ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2019	2018
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$135.5	$140.5
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	220.4	185.7
Amortization of nuclear fuel	14.7	11.2
Amortization of deferred refueling outage	6.5	7.3
Amortization of corporate-owned life insurance	9.9	9.2
Non-cash compensation	—	20.0
Net deferred income taxes and credits	(6.3)	(57.9)
Allowance for equity funds used during construction	(0.1)	(1.7)
Payments for asset retirement obligations	(8.2)	(7.2)
Equity in earnings of equity method investees, net of income taxes	(2.4)	(2.4)
Income from corporate-owned life insurance	(14.4)	(1.4)
Other	(2.7)	(2.7)
Changes in working capital items:
Accounts receivable	(49.5)	(9.3)
Accounts receivable pledged as collateral	33.0	—
Fuel inventory and supplies	8.8	26.9
Prepaid expenses and other current assets	7.2	(23.2)
Accounts payable	(19.8)	2.8
Accrued taxes	48.9	43.6
Other current liabilities	(36.4)	(36.9)
Changes in other assets	13.1	2.4
Changes in other liabilities	(9.9)	26.8
Cash Flows from Operating Activities	348.3	333.7
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(287.0)	(367.7)
Purchase of securities - trusts	(9.6)	(92.5)
Sale of securities - trusts	11.0	98.4
Investment in corporate-owned life insurance	(16.3)	(15.9)
Proceeds from investment in corporate-owned life insurance	67.8	4.7
Other investing activities	(3.0)	(7.7)
Cash Flows used in Investing Activities	(237.1)	(380.7)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short term debt, net	325.3	212.5
Collateralized short-term debt, net	(33.0)	—
Retirements of long-term debt	(300.0)	—
Retirements of long-term debt of variable interest entities	(30.3)	(28.5)
Borrowings against cash surrender value of corporate-owned life insurance	53.1	53.9
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(51.4)	(3.0)
Cash dividends paid	(110.0)	(169.0)
Other financing activities	(5.1)	(19.1)
Cash Flows (used in) from Financing Activities	(151.4)	46.8
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(40.2)	(0.2)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period, including restricted cash of $0.0 and $0.1, respectively	44.5	3.5
End of period, including restricted cash of $0.0 and $0.1, respectively	$4.3	$3.3
The disclosures regarding Westar Energy included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

WESTAR ENERGY, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Westar Energy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2017	142,094,275	$2,734.8	$1,173.3	$(47.7)	$3,860.4
Net income	—	—	60.5	2.4	62.9
Issuance of stock for compensation and reinvested dividends, net of tax withholding	138,828	(3.7)	—	—	(3.7)
Dividends declared on common stock	—	—	(57.7)	—	(57.7)
Stock compensation expense	—	2.5	—	—	2.5
Balance as of March 31, 2018	142,233,103	2,733.6	1,176.1	(45.3)	3,864.4
Net income	—	—	75.0	2.6	77.6
Issuance of stock for compensation and reinvested dividends, net of tax withholding	378,162	(13.5)	—	—	(13.5)
Stock cancelled pursuant to Amended Merger Agreement	(142,611,264)	—	—	—	—
Dividends declared on common stock	—	—	(57.8)	—	(57.8)
Stock compensation expense	—	17.4	—	—	17.4
Other	—	0.1	—	—	0.1
Balance as of June 30, 2018	1	$2,737.6	$1,193.3	$(42.7)	$3,888.2

Balance as of December 31, 2018	1	$2,737.6	$1,260.6	$(37.5)	$3,960.7
Net income	—	—	64.4	3.9	68.3
Dividends declared on common stock	—	—	(110.0)	—	(110.0)
Consolidation of noncontrolling interests	—	—	—	3.8	3.8
Distributions to shareholders of noncontrolling interests	—	—	—	(1.4)	(1.4)
Balance as of March 31, 2019	1	2,737.6	1,215.0	(31.2)	3,921.4
Net income	—	—	62.3	4.9	67.2
Distributions to shareholders of noncontrolling interests	—	—	—	(2.1)	(2.1)
Balance as of June 30, 2019	1	$2,737.6	$1,277.3	$(28.4)	$3,986.5
The disclosures regarding Westar Energy included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2019	2018
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$3.0	$2.6
Receivables, net	86.7	62.7
Related party receivables	81.7	101.8
Accounts receivable pledged as collateral	110.0	130.0
Fuel inventory and supplies	167.5	177.6
Regulatory assets	89.5	130.9
Prepaid expenses	25.2	20.1
Other assets	20.2	16.8
Total Current Assets	583.8	642.5
PROPERTY, PLANT AND EQUIPMENT, NET	6,764.0	6,688.1
OTHER ASSETS:
Regulatory assets	472.1	495.2
Nuclear decommissioning trust fund	279.0	244.6
Other	137.6	50.1
Total Other Assets	888.7	789.9
TOTAL ASSETS	$8,236.5	$8,120.5
The disclosures regarding KCP&L included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2019	2018
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$400.0
Notes payable and commercial paper	226.7	176.9
Collateralized note payable	110.0	130.0
Accounts payable	136.2	211.1
Accrued taxes	90.5	39.7
Accrued interest	25.2	28.9
Regulatory liabilities	8.4	52.8
Asset retirement obligations	30.6	29.2
Accrued compensation benefits	47.4	52.5
Other	31.0	17.2
Total Current Liabilities	706.0	1,138.3
LONG-TERM LIABILITIES:
Long-term debt, net	2,524.3	2,130.1
Deferred income taxes	625.1	631.8
Unamortized investment tax credits	120.2	120.7
Regulatory liabilities	802.3	794.3
Pension and post-retirement liability	510.3	491.9
Asset retirement obligations	244.5	231.8
Other	192.8	81.8
Total Long-Term Liabilities	5,019.5	4,482.4
Commitments and Contingencies (Note 11)
EQUITY:
Common stock - 1,000 shares authorized, without par value, 1 share issued, stated value	1,563.1	1,563.1
Retained earnings	943.0	932.6
Accumulated other comprehensive income	4.9	4.1
Total Equity	2,511.0	2,499.8
TOTAL LIABILITIES AND EQUITY	$8,236.5	$8,120.5
The disclosures regarding KCP&L included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Year to Date June 30
	2019	2018	2019	2018
	(millions)
OPERATING REVENUES	$437.0	$452.2	$862.4	$849.3
OPERATING EXPENSES:
Fuel and purchased power	116.2	132.5	251.1	250.0
Operating and maintenance	108.0	104.5	230.0	227.2
Depreciation and amortization	79.9	70.2	158.8	137.1
Taxes other than income tax	31.0	30.3	63.7	59.3
Total Operating Expenses	335.1	337.5	703.6	673.6
INCOME FROM OPERATIONS	101.9	114.7	158.8	175.7
OTHER INCOME (EXPENSE):
Investment earnings	0.6	0.8	1.4	1.4
Other income	0.3	(1.5)	1.1	1.5
Other expense	(5.8)	(6.0)	(10.8)	(13.9)
Total Other Expense, Net	(4.9)	(6.7)	(8.3)	(11.0)
Interest expense	29.6	34.6	63.4	67.6
INCOME BEFORE INCOME TAXES	67.4	73.4	87.1	97.1
Income tax expense	8.0	48.8	11.7	52.3
NET INCOME	$59.4	$24.6	$75.4	$44.8
COMPREHENSIVE INCOME
NET INCOME	$59.4	$24.6	$75.4	$44.8
OTHER COMPREHENSIVE INCOME:
Derivative hedging activity
Reclassification to expenses, net of tax:	(0.1)	1.0	0.8	1.9
Derivative hedging activity, net of tax	(0.1)	1.0	0.8	1.9
Total other comprehensive income	(0.1)	1.0	0.8	1.9
COMPREHENSIVE INCOME	$59.3	$25.6	$76.2	$46.7
The disclosures regarding KCP&L included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2019	2018
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$75.4	$44.8
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	158.8	137.1
Amortization of nuclear fuel	14.8	11.2
Amortization of deferred refueling outage	6.5	7.1
Net deferred income taxes and credits	(28.0)	24.7
Allowance for equity funds used during construction	(0.3)	(1.1)
Payments for asset retirement obligations	(1.4)	(6.3)
Other	0.5	1.5
Changes in working capital items:
Accounts receivable	(3.7)	(33.3)
Accounts receivable pledged as collateral	20.0	—
Fuel inventory and supplies	10.1	(0.1)
Prepaid expenses and other current assets	24.4	(11.6)
Accounts payable	(66.5)	(86.3)
Accrued taxes	50.8	75.2
Other current liabilities	(54.6)	19.4
Changes in other assets	24.9	10.9
Changes in other liabilities	17.8	50.7
Cash Flows from Operating Activities	249.5	243.9
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(208.6)	(225.2)
Purchase of securities - trusts	(17.5)	(20.4)
Sale of securities - trusts	13.4	16.2
Other investing activities	2.4	2.9
Cash Flows used in Investing Activities	(210.3)	(226.5)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short term debt, net	49.8	154.9
Collateralized short-term debt, net	(20.0)	—
Proceeds from long-term debt	393.4	296.6
Retirements of long-term debt	(400.0)	(350.0)
Cash dividends paid	(65.0)	(120.0)
Other financing activities	3.0	2.9
Cash Flows from Financing Activities	(38.8)	(15.6)
NET CHANGE IN CASH AND CASH EQUIVALENTS	0.4	1.8
CASH AND CASH EQUIVALENTS:
Beginning of period	2.6	2.2
End of period	$3.0	$4.0
The disclosures regarding KCP&L included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Changes in Equity
(Unaudited)

	Common stock shares	Common Stock	Retained earnings	AOCI - Net gains (losses) on cash flow hedges	Total Equity
	(millions, except share amounts)
Balance as of December 31, 2017	1	$1,563.1	$949.7	$0.4	$2,513.2
Net income	—	—	20.2	—	20.2
Dividends declared on common stock	—	—	(60.0)	—	(60.0)
Derivative hedging activity, net of tax	—	—	—	0.9	0.9
Balance as of March 31, 2018	1	1,563.1	909.9	1.3	2,474.3
Net income	—	—	24.6	—	24.6
Dividends declared on common stock	—	—	(60.0)	—	(60.0)
Derivative hedging activity, net of tax	—	—	—	1.0	1.0
Balance as of June 30, 2018	1	$1,563.1	$874.5	$2.3	$2,439.9

Balance as of December 31, 2018	1	$1,563.1	$932.6	$4.1	$2,499.8
Net income	—	—	16.0	—	16.0
Derivative hedging activity, net of tax	—	—	—	0.9	0.9
Balance as of March 31, 2019	1	1,563.1	948.6	5.0	2,516.7
Net income	—	—	59.4	—	59.4
Dividends declared on common stock	—	—	(65.0)	—	(65.0)
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of June 30, 2019	1	$1,563.1	$943.0	$4.9	$2,511.0
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
Basis of Presentation
These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements in the Evergy Companies' combined 2018 Form 10-K.
These unaudited consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary to fairly present the unaudited consolidated financial statements for each of the Evergy Companies for these interim periods. In preparing financial statements that conform to GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
Principles of Consolidation
Westar Energy was determined to be the accounting acquirer in the merger and thus, the predecessor of Evergy. Evergy had separate operations for the period beginning with the quarter ended June 30, 2018, and references to amounts for periods after the closing of the merger relate to Evergy. The results of Great Plains Energy's direct subsidiaries have been included in Evergy's results of operations from June 4, 2018, the date of the closing of the merger, and thereafter.
Each of Evergy's, Westar Energy's and KCP&L's unaudited consolidated financial statements includes the accounts of their subsidiaries and variable interest entities (VIEs) of which they are the primary beneficiary. Undivided interests in jointly-owned generation facilities are included on a proportionate basis.  Intercompany transactions have been eliminated. The Evergy Companies assess financial performance and allocate resources on a consolidated basis (i.e., operate in one segment).
Fuel Inventory and Supplies
The Evergy Companies record fuel inventory and supplies at average cost. The following table separately states the balances for fuel inventory and supplies.

	June 30	December 31
	2019	2018
Evergy	(millions)
Fuel inventory	$150.9	$168.9
Supplies	337.8	342.1
Fuel inventory and supplies	$488.7	$511.0
Westar Energy
Fuel inventory	$85.4	$87.8
Supplies	182.9	189.0
Fuel inventory and supplies	$268.3	$276.8
KCP&L
Fuel inventory	$45.6	$57.8
Supplies	121.9	119.8
Fuel inventory and supplies	$167.5	$177.6

Property, Plant and Equipment
The following tables summarize the property, plant and equipment of Evergy, Westar Energy and KCP&L.

June 30, 2019	Evergy	Westar Energy	KCP&L
	(millions)
Electric plant in service	$27,357.0	$13,349.9	$10,634.9
Electric plant acquisition adjustment	740.6	740.6	—
Accumulated depreciation	(9,984.6)	(4,792.3)	(4,149.3)
Plant in service, net	18,113.0	9,298.2	6,485.6
Construction work in progress	665.0	361.3	205.8
Nuclear fuel, net	144.3	71.7	72.6
Plant to be retired, net(a)	1.0	1.0	—
Property, plant and equipment, net	$18,923.3	$9,732.2	$6,764.0

December 31, 2018	Evergy	Westar Energy	KCP&L
	(millions)
Electric plant in service	$26,916.7	$13,176.7	$10,439.1
Electric plant acquisition adjustment	740.6	740.6	—
Accumulated depreciation	(9,694.1)	(4,642.8)	(4,022.4)
Plant in service, net	17,963.2	9,274.5	6,416.7
Construction work in progress	685.2	376.7	204.4
Nuclear fuel, net	133.1	66.1	67.0
Plant to be retired, net(a)	1.0	1.0	—
Property, plant and equipment, net	$18,782.5	$9,718.3	$6,688.1
(a) As of June 30, 2019, and December 31, 2018, represents the planned retirement of Westar Energy analog meters prior to the end of their remaining useful lives.

Other Income (Expense), Net
The table below shows the detail of other expense for each of the Evergy Companies.

	Three Months Ended June 30		Year to Date June 30
	2019	2018	2019	2018
Evergy	(millions)
Non-service cost component of net benefit cost	$(14.1)	$(9.5)	$(27.2)	$(15.2)
Other	(4.0)	(4.3)	(10.3)	(9.2)
Other expense	$(18.1)	$(13.8)	$(37.5)	$(24.4)
Westar Energy
Non-service cost component of net benefit cost	$(5.2)	$(6.1)	$(9.6)	$(11.8)
Other	(3.3)	(4.3)	(9.5)	(9.1)
Other expense	$(8.5)	$(10.4)	$(19.1)	$(20.9)
KCP&L(a)
Non-service cost component of net benefit cost	$(5.2)	$(6.3)	$(10.3)	$(13.0)
Other	(0.6)	0.3	(0.5)	(0.9)
Other expense	$(5.8)	$(6.0)	$(10.8)	$(13.9)
(a)KCP&L amounts are included in consolidated Evergy from June 4, 2018, the date of the closing of the merger, and thereafter.
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

The following table reconciles Evergy's basic and diluted EPS.

	Three Months Ended June 30		Year to Date June 30
	2019	2018	2019	2018
Income	(millions, except per share amounts)
Net income	$144.6	$104.4	$248.0	$167.3
Less: net income attributable to noncontrolling interests	4.9	2.6	8.8	5.0
Net income attributable to Evergy, Inc.	$139.7	$101.8	$239.2	$162.3
Common Shares Outstanding
Weighted average number of common shares outstanding - basic	243.2	180.9	248.0	161.9
Add: effect of dilutive securities	0.2	0.1	0.2	0.1
Weighted average number of common shares outstanding - dilutive	243.4	181.0	248.2	162.0
Basic and Diluted EPS	$0.57	$0.56	$0.96	$1.00

There were no anti-dilutive securities excluded from the computation of diluted EPS for the three months ended June 30, 2019 and 2018 and year to date June 30, 2019. Anti-dilutive shares excluded from the computation of diluted EPS for year to date June 30, 2018, were 172,431 performance shares.
Dividends Declared
In August 2019, Evergy's Board of Directors (Evergy Board) declared a quarterly dividend of $0.475 per share on Evergy's common stock. The common dividend is payable September 20, 2019, to shareholders of record as of August 30, 2019.

In August 2019, KCP&L's Board of Directors declared a cash dividend payable to Evergy of $70.0 million, payable no later than September 19, 2019.
Supplemental Cash Flow Information

Year to Date June 30	2019	2018
Evergy	(millions)
Cash paid for (received from):
Interest, net of amounts capitalized	$173.9	$93.8
Interest of VIEs	1.0	1.3
Income taxes, net of refunds	(17.7)	—
Non-cash investing transactions:
Property, plant and equipment additions (reductions)	93.1	(37.1)
Non-cash financing transactions:
Issuance of stock for compensation and reinvested dividends	(0.3)	0.2
Westar Energy
Cash paid for (received from):
Interest, net of amounts capitalized	$76.9	$77.5
Interest of VIEs	1.0	1.3
Income taxes, net of refunds	(10.4)	—
Non-cash investing transactions:
Property, plant and equipment additions (reductions)	24.2	(37.2)
KCP&L(a)
Cash paid for (received from):
Interest, net of amounts capitalized	$64.6	$68.3
Income taxes, net of refunds	17.5	(7.4)
Non-cash investing transactions:
Property, plant and equipment additions	64.5	22.2
(a) KCP&L amounts are included in consolidated Evergy from June 4, 2018, the date of the closing of the merger, and thereafter.
See Note 15 for supplemental cash flow information regarding the Evergy Companies' leases.
New Accounting Standards
Intangibles - Internal-Use Software
In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for recording implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. An entity in a hosting arrangement that is a service contract will need to determine to which project stage (that is, preliminary project stage, application development stage or post-implementation stage) an implementation activity relates. Costs for implementation activities in the application development stage are recorded as a prepaid asset depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities occur. Costs that are recorded to a prepaid asset are to be expensed over the term of the hosting arrangement. The new guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The new guidance can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted. The Evergy Companies early adopted ASU No. 2018-15 prospectively as of January 1, 2019. The adoption of ASU No. 2018-15 did not have a material impact on the Evergy Companies.

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
See Note 15 for additional disclosures about the Evergy Companies' leases.
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
Purchase Price Allocation
Based on an evaluation of the provisions of ASC 805, Business Combinations, Westar Energy was determined to be the accounting acquirer in the merger. Pursuant to the Amended Merger Agreement, Great Plains Energy's common stock shares were exchanged for Evergy common stock shares at the fixed exchange rate of 0.5981. The total consideration transferred of $6,975.7 million, including $12.5 million for the fair value of equity compensation awards, was based on the closing price of Westar Energy on June 4, 2018.

The fair value of Great Plains Energy's assets acquired and liabilities assumed as of June 4, 2018, was determined based on significant estimates and assumptions that are judgmental in nature. Third-party valuation specialists were engaged to assist in the valuation of these assets and liabilities.
The significant assets and liabilities recorded at fair values as of the merger date include long-term debt, asset retirement obligations, pension and post-retirement plans, accumulated deferred income tax liabilities and certain other long-term assets and liabilities.
The majority of Great Plains Energy's operations were subject to the rate-setting authority of the Public Service Commission of the State of Missouri (MPSC), the State Corporation Commission of the State of Kansas (KCC) and the Federal Energy Regulatory Commission (FERC) and were accounted for pursuant to GAAP, including the accounting guidance for regulated operations. The rate-setting and cost recovery provisions for Great Plains Energy's regulated operations provided revenue derived from costs including a return on investment of assets and liabilities included in rate base. Except for the significant assets and liabilities for which valuation adjustments were made as discussed above, the fair values of Great Plains Energy's tangible and intangible assets and liabilities subject to these rate-setting provisions approximated their carrying values and the assets and liabilities did not reflect any adjustments to these amounts other than for amounts not included in rate base. The difference between the fair value and pre-merger carrying amounts for Great Plains Energy's long-term debt, asset retirement obligations and pension and post-retirement plans that were related to regulated operations were recorded as a regulatory asset or liability. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed were recognized as goodwill as of the merger date.
The final purchase price allocation to Great Plains Energy's assets and liabilities as of June 4, 2018, is detailed in the following table.

(millions)
Current assets	$2,151.7
Property, plant and equipment, net	9,179.7
Goodwill	2,336.6
Other long-term assets, excluding goodwill	1,235.9
Total assets	$14,903.9
Current liabilities	1,673.9
Long-term liabilities, excluding long-term debt	2,895.7
Long-term debt, net	3,358.6
Total liabilities	$7,928.2
Total purchase price	$6,975.7

The purchase price allocation in the table above reflects refinements made to the preliminary fair values of long-term liabilities, excluding long-term debt included in the Evergy Companies' combined 2018 Form 10-K. These refinements include adjustments associated with deferred income taxes that resulted in a decrease to goodwill of $2.3 million.

3. REVENUE
Evergy's, Westar Energy's and KCP&L's revenues disaggregated by customer class are summarized in the following tables.

Three Months Ended June 30, 2019	Evergy	Westar Energy	KCP&L
Revenues	(millions)
Residential	$431.6	$179.2	$162.1
Commercial	438.6	172.8	195.6
Industrial	156.6	98.8	36.2
Other retail	9.5	5.1	2.7
Total electric retail	$1,036.3	$455.9	$396.6
Wholesale	72.3	53.5	13.1
Transmission	76.4	68.6	3.1
Industrial steam and other	9.4	1.2	0.3
Total revenue from contracts with customers	$1,194.4	$579.2	$413.1
Other	27.3	6.3	23.9
Operating revenues	$1,221.7	$585.5	$437.0

Year to Date June 30, 2019	Evergy	Westar Energy	KCP&L
Revenues	(millions)
Residential	$883.3	$371.5	$326.3
Commercial	852.1	337.1	379.4
Industrial	303.6	197.2	65.9
Other retail	19.3	10.2	5.3
Total electric retail	$2,058.3	$916.0	$776.9
Wholesale	155.4	114.8	31.2
Transmission	153.1	137.8	6.2
Industrial steam and other	12.7	2.9	1.7
Total revenue from contracts with customers	$2,379.5	$1,171.5	$816.0
Other	59.1	10.8	46.4
Operating revenues	$2,438.6	$1,182.3	$862.4

Three Months Ended June 30, 2018	Evergy	Westar Energy	KCP&L (a)
Revenues	(millions)
Residential	$342.0	$221.1	$187.0
Commercial	259.1	170.0	196.3
Industrial	108.6	91.8	34.1
Other retail	6.4	5.7	2.3
Total electric retail	$716.1	$488.6	$419.7
Wholesale	89.7	87.1	5.5
Transmission	75.1	72.2	3.9
Industrial steam and other	2.2	1.3	2.3
Total revenue from contracts with customers	$883.1	$649.2	$431.4
Other	10.3	1.7	20.8
Operating revenues	$893.4	$650.9	$452.2

Year to Date June 30, 2018	Evergy	Westar Energy	KCP&L (a)
Revenues	(millions)
Residential	$522.3	$401.4	$341.9
Commercial	414.5	325.4	378.1
Industrial	202.1	185.3	66.3
Other retail	10.6	9.9	5.0
Total electric retail	$1,149.5	$922.0	$791.3
Wholesale	183.9	181.3	8.6
Transmission	147.0	144.1	7.2
Industrial steam and other	4.0	3.1	2.3
Total revenue from contracts with customers	$1,484.4	$1,250.5	$809.4
Other	9.2	0.6	39.9
Operating revenues	$1,493.6	$1,251.1	$849.3
(a)KCP&L amounts are included in consolidated Evergy from June 4, 2018, the date of the closing of the merger, and thereafter.

4. RECEIVABLES
The Evergy Companies' receivables are detailed in the following table.

	June 30	December 31
	2019	2018
Evergy	(millions)
Customer accounts receivable - billed	$17.0	$16.7
Customer accounts receivable - unbilled	177.9	91.2
Other receivables	92.7	95.0
Allowance for doubtful accounts	(9.2)	(9.2)
Total	$278.4	$193.7
Westar Energy
Customer accounts receivable - billed	$—	$—
Customer accounts receivable - unbilled	71.8	16.6
Other receivables	74.3	71.6
Allowance for doubtful accounts	(3.8)	(3.9)
Total	$142.3	$84.3
KCP&L
Customer accounts receivable - billed	$9.9	$7.8
Customer accounts receivable - unbilled	69.1	42.9
Other receivables	11.6	15.8
Allowance for doubtful accounts	(3.9)	(3.8)
Total	$86.7	$62.7

Evergy's, Westar Energy's and KCP&L's other receivables at June 30, 2019 and December 31, 2018, consisted primarily of receivables from partners in jointly-owned electric utility plants and wholesale sales receivables. As of June 30, 2019, other receivables for Evergy, Westar Energy and KCP&L included receivables from contracts with customers of $46.7 million, $42.7 million and $0.6 million, respectively. As of December 31, 2018, other receivables for Evergy, Westar Energy and KCP&L included receivables from contracts with customers of $65.8 million, $55.9 million and $5.5 million, respectively.
The Evergy Companies recorded bad debt expense related to contracts with customers as summarized in the following table.

	Three Months Ended June 30		Year to Date June 30
	2019	2018	2019	2018
	(millions)
Evergy	$6.6	$2.1	$10.6	$6.1
Westar Energy	3.7	1.1	3.4	5.1
KCP&L (a)	2.0	1.9	4.8	3.6
(a) KCP&L amounts are included in consolidated Evergy from June 4, 2018, the date of the closing of the merger, and thereafter.
Sale of Accounts Receivable
Westar Energy, KCP&L and GMO sell an undivided percentage ownership interest in their retail electric accounts receivable to independent outside investors. These sales of the undivided percentage ownership interests in accounts receivable to independent outside investors are accounted for as secured borrowings with accounts receivable pledged as collateral and a corresponding short-term collateralized note payable recognized on the balance sheets.  At June 30, 2019 and December 31, 2018, Evergy's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $312.0 million and $365.0 million, respectively. At June 30, 2019 and December 31, 2018, Westar Energy's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $152.0 million and $185.0 million, respectively. At

June 30, 2019 and December 31, 2018, KCP&L's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $110.0 million and $130.0 million, respectively.
Westar Energy's receivable sale facility expires in September 2019 and allows, in each year, for $185.0 million in aggregate outstanding principal amount of borrowings from mid-December through mid-January, $125.0 million from mid-January through mid-February, $185.0 million from mid-February to mid-July and then $200.0 million from mid-July through the expiration date of the facility. KCP&L's receivable sale facility expires in September 2019 and allows, in each year, for $130.0 million in aggregate outstanding principal amount of borrowings at any time. GMO's receivable sale facility expires in September 2019 and allows, in each year, for $50.0 million in aggregate outstanding principal amount of borrowings from mid-November through mid-June and then $65.0 million from mid-June through the expiration date of the facility. Westar Energy, KCP&L and GMO expect to renew these agreements for at least one year.
5. RATE MATTERS AND REGULATION
KCC Proceedings
Westar Energy 2019 Transmission Delivery Charge
In March 2019, the KCC issued an order adjusting Westar Energy's retail prices to include updated transmission costs as reflected in the FERC transmission formula rate (TFR). The new prices were effective in April 2019 and are expected to decrease Westar Energy's annual retail revenues by $7.7 million.
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
As of June 30, 2019, Westar Energy and KCP&L estimate their 2019 annual earnings will not result in a refund obligation. Westar Energy and KCP&L will file their 2019 earnings calculations with the KCC in March 2020. The final refund obligation, if any, will be decided by the KCC and could vary from the current estimate.
MPSC Proceedings
GMO Other Proceedings
In December 2018, the Office of the Public Counsel (OPC) and the Midwest Energy Consumers Group (MECG) filed a petition with the MPSC requesting an accounting authority order that would require GMO to record a regulatory liability for all revenues collected from customers for return on investment, non-fuel operations and maintenance costs, taxes including accumulated deferred income taxes, and all other costs associated with Sibley Station following the station’s retirement in November 2018. GMO already records depreciation expense to a regulatory liability for Sibley Station following its retirement pursuant to GMO’s rate order from its 2018 Missouri rate case.
GMO opposes OPC’s and MECG’s petition on various grounds, including the value of costs that OPC and MECG allege are no longer existent due to the retirement of Sibley Station, the fact that the retirement of utility assets like Sibley Station is typical in the industry and was a long-planned event that was contemplated as part of the stipulations and agreements in GMO’s 2018 Missouri rate case.
A hearing in the case is scheduled to occur in August 2019 with an order expected before the end of 2019.

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
6. GOODWILL
Accounting rules require goodwill to be tested for impairment annually and when an event occurs indicating the possibility that an impairment exists. Evergy's impairment test for the $2,336.6 million of goodwill that was recorded as a result of the Great Plains Energy and Westar Energy merger was conducted on May 1, 2019. The goodwill impairment test consists of comparing the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment. In the event that the carrying amount exceeds the fair value of the reporting unit, an impairment loss is recognized for the difference between the carrying amount of the reporting unit and its fair value. Evergy's consolidated operations are considered one reporting unit for assessment of impairment, as management assesses financial performance and allocates resources on a consolidated basis. The determination of fair value of the reporting unit consisted of two valuation techniques: an income approach consisting of a discounted cash flow analysis and a market approach consisting of a determination of reporting unit invested capital using a market multiple derived from the historical earnings before interest, income taxes, depreciation and amortization and market prices of the stock of peer companies. The results of the two techniques were evaluated and weighted to determine a point within the range that management considered representative of fair value for the reporting unit. The fair value of the reporting unit exceeded the carrying amount, including goodwill. As a result, there was no impairment of goodwill.
7. PENSION PLANS AND POST-RETIREMENT BENEFITS
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

	Pension Benefits			Post-Retirement Benefits
Three Months Ended June 30, 2019	Evergy	Westar Energy	KCP&L	Evergy	Westar Energy	KCP&L
Components of net periodic benefit costs	(millions)
Service cost	$19.1	$7.2	$11.9	$0.7	$0.3	$0.4
Interest cost	27.4	13.5	13.9	2.7	1.4	1.3
Expected return on plan assets	(26.8)	(13.7)	(12.3)	(2.6)	(1.6)	(1.0)
Prior service cost	0.5	0.4	0.3	0.1	0.1	—
Recognized net actuarial (gain)/loss	6.8	6.4	12.3	(0.3)	(0.2)	(0.4)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	27.0	13.8	26.1	0.6	—	0.3
Regulatory adjustment	12.7	0.5	(0.6)	(0.9)	(0.7)	0.1
Intercompany allocations	—	—	(7.1)	—	—	—
Net periodic benefit costs (income)	$39.7	$14.3	$18.4	$(0.3)	$(0.7)	$0.4

	Pension Benefits			Post-Retirement Benefits
Year to Date June 30, 2019	Evergy	Westar Energy	KCP&L	Evergy	Westar Energy	KCP&L
Components of net periodic benefit costs	(millions)
Service cost	$38.2	$14.5	$23.7	$1.3	$0.6	$0.7
Interest cost	54.9	26.9	28.0	5.3	2.8	2.5
Expected return on plan assets	(53.9)	(27.4)	(24.6)	(5.0)	(3.3)	(1.7)
Prior service cost	1.0	0.8	0.5	0.2	0.2	—
Recognized net actuarial (gain)/loss	13.7	12.8	24.5	(0.6)	(0.3)	(0.8)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	53.9	27.6	52.1	1.2	—	0.7
Regulatory adjustment	25.5	1.0	(1.2)	(1.7)	(1.5)	0.2
Intercompany allocations	—	—	(14.0)	—	—	(0.1)
Net periodic benefit costs (income)	$79.4	$28.6	$36.9	$(0.5)	$(1.5)	$0.8

	Pension Benefits			Post-Retirement Benefits
Three Months Ended June 30, 2018	Evergy	Westar Energy	KCP&L(a)	Evergy	Westar Energy	KCP&L(a)
Components of net periodic benefit costs	(millions)
Service cost	$12.2	$8.1	$12.1	$0.5	$0.3	$0.5
Interest cost	17.2	12.7	12.7	1.7	1.3	1.2
Expected return on plan assets	(18.3)	(14.0)	(13.8)	(2.0)	(1.7)	(0.7)
Prior service cost	0.1	0.1	0.1	0.1	0.1	—
Recognized net actuarial (gain)/loss	8.1	8.1	11.5	(0.2)	(0.2)	(0.1)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	19.3	15.0	22.6	0.1	(0.2)	0.9
Regulatory adjustment	3.0	2.8	1.2	(0.5)	(0.5)	(0.1)
Intercompany allocations	—	—	(6.7)	—	—	(0.3)
Net periodic benefit costs (income)	$22.3	$17.8	$17.1	$(0.4)	$(0.7)	$0.5
(a) KCP&L amounts are included in consolidated Evergy from June 4, 2018, the date of the closing of the merger, and thereafter.

	Pension Benefits			Post-Retirement Benefits
Year to Date June 30, 2018	Evergy	Westar Energy	KCP&L(a)	Evergy	Westar Energy	KCP&L(a)
Components of net periodic benefit costs	(millions)
Service cost	$20.2	$16.1	$24.3	$0.8	$0.6	$1.0
Interest cost	29.9	25.4	25.4	2.9	2.5	2.4
Expected return on plan assets	(32.3)	(28.0)	(27.7)	(3.7)	(3.4)	(1.4)
Prior service cost	0.3	0.3	0.3	0.2	0.2	—
Recognized net actuarial (gain)/loss	16.3	16.3	22.9	(0.3)	(0.3)	(0.1)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	34.4	30.1	45.2	(0.1)	(0.4)	1.9
Regulatory adjustment	5.8	5.6	1.4	(0.9)	(0.9)	(0.3)
Intercompany allocations	—	—	(12.2)	—	—	(0.6)
Net periodic benefit costs (income)	$40.2	$35.7	$34.4	$(1.0)	$(1.3)	$1.0
(a) KCP&L amounts are included in consolidated Evergy from June 4, 2018, the date of the closing of the merger, and thereafter.
The components of net periodic benefit costs other than the service cost component are included in other expense on the Evergy Companies' consolidated statements of income and comprehensive income.
Year to date June 30, 2019, Evergy, Westar Energy and KCP&L made pension contributions of $22.1 million, $14.1 million and $8.0 million, respectively. Evergy expects to make additional pension contributions of $107.4 million in 2019 to satisfy the Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and KCC and MPSC rate orders, of which $29.0 million is expected to be paid by Westar Energy and $78.4 million is expected to be paid by KCP&L.
Year to date June 30, 2019, Evergy, Westar Energy and KCP&L made post-retirement benefit contributions of $0.6 million, $0.3 million and $0.3 million, respectively. Evergy, Westar Energy and KCP&L expect to make additional contributions of $2.1 million, $0.3 million and $1.8 million, respectively, in 2019 to the post-retirement benefit plans.

8. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
Evergy's $2.5 billion master credit facility expires in 2023. Evergy, Westar Energy, KCP&L and GMO have borrowing capacity under the master credit facility with specific sublimits for each borrower. These sublimits can be unilaterally adjusted by Evergy for each borrower provided the sublimits remain within minimum and maximum sublimits as specified in the facility. A default by any borrower under the facility or one of their significant subsidiaries on other indebtedness totaling more than $100.0 million constitutes a default by that borrower under the facility. Under the terms of this facility, each of Evergy, Westar Energy, KCP&L and GMO is required to maintain a total indebtedness to total capitalization ratio, as defined in the facility, of not greater than 0.65 to 1.00 at all times. As of June 30, 2019, Evergy, Westar Energy, KCP&L and GMO were in compliance with this covenant.
The following table summarizes the committed credit facilities (excluding receivable sale facilities discussed in Note 4 and Evergy's term loan credit agreement discussed below) available to the Evergy Companies as of June 30, 2019 and December 31, 2018.

		Amounts Drawn
	Credit Facility	Commercial Paper	Letters of Credit	Cash Borrowings	Available Borrowings	Weighted Average Interest Rate on Short-Term Borrowings
June 30, 2019	(millions)
Evergy, Inc.	$450.0	n/a	$1.0	$100.0	$349.0	3.66%
Westar Energy	1,000.0	737.0	30.3	—	232.7	2.68%
KCP&L	600.0	226.7	—	—	373.3	2.65%
GMO	450.0	175.3	2.1	—	272.6	2.68%
Evergy	$2,500.0	$1,139.0	$33.4	$100.0	$1,227.6

December 31, 2018
Evergy, Inc.	$450.0	n/a	$1.0	$—	$449.0	—%
Westar Energy	1,000.0	411.7	18.3	—	570.0	3.08%
KCP&L	600.0	176.9	2.7	—	420.4	2.95%
GMO	450.0	150.0	2.1	—	297.9	3.00%
Evergy	$2,500.0	$738.6	$24.1	$—	$1,737.3
In March 2019, Evergy entered into a $1.0 billion, 6-month term loan credit agreement with a group of banks to provide short-term financing for its common stock repurchase program. The agreement allows for two term loans during the 6-month term of the agreement, in an aggregate principal amount not to exceed the credit limit of the agreement. At closing, Evergy borrowed $500.0 million under the agreement, allowing for one additional term loan borrowing in a principal amount up to $500.0 million. In June 2019, Evergy borrowed the remaining $500.0 million allowed under the agreement. At June 30, 2019, Evergy had $1.0 billion of outstanding cash borrowings under the agreement at a weighted-average interest rate of 2.95%. Evergy anticipates repaying borrowings under the term loan credit agreement with proceeds from an expected long-term debt issuance in the third quarter of 2019.
9. LONG-TERM DEBT
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
In June 2019, KGE repaid its $300.0 million of 6.70% First Mortgage Bonds at maturity.
Senior Notes
In March 2019, GMO issued $100.0 million of 3.74% Senior Notes, maturing in 2022, under a note purchase agreement.
10. FAIR VALUE MEASUREMENTS
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
Interest Rate Derivatives
The Evergy Companies are exposed to market risks arising from changes in interest rates and may use derivative instruments to manage these risks. From time to time, risk management activities may include entering into interest rate swap agreements to protect against unfavorable interest rate changes relating to forecasted debt transactions. These interest rate swap agreements can be designated as cash flow hedges, in which case gains and losses on the interest rate swaps are deferred in other comprehensive income to be recognized as an adjustment to interest expense over the same period that the hedged interest payments affect earnings.

In December 2018, Evergy entered into an interest rate swap agreement with a notional amount of $500.0 million that has been designated as a cash flow hedge of interest payments from a forecasted debt issuance in 2019. As of June 30, 2019 and December 31, 2018, the interest rate swap had a fair value of $(40.4) million and $(5.4) million, respectively, and was recorded within other current liabilities on Evergy's consolidated balance sheet. For the three months ended and year to date June 30, 2019, Evergy recorded a $21.2 million pre-tax loss and a $35.0 million pre-tax loss, respectively, in other comprehensive loss on Evergy's consolidated statements of comprehensive income related to this interest rate swap.
Fair Value of Long-Term Debt
The Evergy Companies measure the fair value of long-term debt using Level 2 measurements available as of the measurement date. The book value and fair value of the Evergy Companies' long-term debt and long-term debt of variable interest entities is summarized in the following table.

	June 30, 2019		December 31, 2018
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt(a)	(millions)
Evergy(b)	$7,123.6	$7,671.3	$7,341.7	$7,412.1
Westar Energy	3,390.6	3,701.0	3,689.8	3,771.3
KCP&L	2,524.3	2,836.6	2,530.1	2,637.5
Long-term debt of variable interest entities(a)
Evergy	$51.1	$51.5	$81.4	$81.3
Westar Energy	51.1	51.5	81.4	81.3
(a) Includes current maturities.
(b) Book value as of June 30, 2019 and December 31, 2018, includes $133.0 million and $144.8 million, respectively, of fair value adjustments recorded in connection with purchase accounting for the Great Plains Energy and Westar Energy merger, which are not part of future principal payments and will amortize over the remaining life of the associated debt instrument.

Recurring Fair Value Measurements
The following tables include the Evergy Companies' balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	June 30, 2019	Level 1	Level 2	Level 3	NAV
Westar Energy	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$83.5	$76.2	$—	$—	$7.3
International equity funds	47.5	47.5	—	—	—
Core bond fund	35.5	35.5	—	—	—
High-yield bond fund	21.0	21.0	—	—	—
Emerging markets bond fund	17.1	17.1	—	—	—
Combination debt/equity/other fund	15.2	15.2	—	—	—
Alternative investments fund	24.5	—	—	—	24.5
Real estate securities fund	12.2	—	—	—	12.2
Cash equivalents	0.2	0.2	—	—	—
Total nuclear decommissioning trust	256.7	212.7	—	—	44.0
Rabbi trust
Core bond fund	25.2	—	—	—	25.2
Combination debt/equity/other fund	6.2	—	—	—	6.2
Cash equivalents	0.2	0.2	—	—	—
Total rabbi trust	31.6	0.2	—	—	31.4
Total	$288.3	$212.9	$—	$—	$75.4
KCP&L
Assets
Nuclear decommissioning trust(a)
Equity securities	$194.2	$194.2	$—	$—	$—
Debt securities
U.S. Treasury	45.7	45.7	—	—	—
U.S. Agency	0.4	—	0.4	—	—
State and local obligations	2.2	—	2.2	—	—
Corporate bonds	33.1	—	33.1	—	—
Foreign governments	0.1	—	0.1	—	—
Cash equivalents	3.7	3.7	—	—	—
Other	(0.4)	—	(0.4)	—	—
Total nuclear decommissioning trust	279.0	243.6	35.4	—	—
Self-insured health plan trust(b)
Equity securities	0.5	0.5	—	—	—
Debt securities	5.3	0.7	4.6	—	—
Cash and cash equivalents	7.7	7.7	—	—	—
Total self-insured health plan trust	13.5	8.9	4.6	—	—
Total	$292.5	$252.5	$40.0	$—	$—
Other Evergy
Assets
Rabbi trusts
Fixed income fund	$13.1	$—	$—	$—	$13.1
Cash and cash equivalents	0.4	0.4	—	—	—
Total rabbi trusts	$13.5	$0.4	$—	$—	$13.1
Liabilities
Interest rate swaps(c)	$40.4	$—	$40.4	$—	$—
Total	$40.4	$—	$40.4	$—	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$535.7	$456.3	$35.4	$—	$44.0
Rabbi trusts	45.1	0.6	—	—	44.5
Self-insured health plan trust(b)	13.5	8.9	4.6	—	—
Total	$594.3	$465.8	$40.0	$—	$88.5
Liabilities
Interest rate swaps(c)	$40.4	$—	$40.4	$—	$—
Total	$40.4	$—	$40.4	$—	$—

Description	December 31, 2018	Level 1	Level 2	Level 3	NAV
Westar Energy	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$70.6	$63.9	$—	$—	$6.7
International equity funds	36.2	36.2	—	—	—
Core bond fund	37.5	37.5	—	—	—
High-yield bond fund	18.9	18.9	—	—	—
Emerging markets bond fund	15.4	15.4	—	—	—
Combination debt/equity/other fund	12.9	12.9	—	—	—
Alternative investments fund	24.1	—	—	—	24.1
Real estate securities fund	11.8	—	—	—	11.8
Cash equivalents	0.1	0.1	—	—	—
Total nuclear decommissioning trust	227.5	184.9	—	—	42.6
Rabbi trust
Core bond fund	24.8	—	—	—	24.8
Combination debt/equity/other fund	5.6	—	—	—	5.6
Cash equivalents	0.2	0.2	—	—	—
Total rabbi trust	30.6	0.2	—	—	30.4
Total	$258.1	$185.1	$—	$—	$73.0
KCP&L
Assets
Nuclear decommissioning trust(a)
Equity securities	$166.6	$166.6	$—	$—	$—
Debt securities
U.S. Treasury	42.1	42.1	—	—	—
U.S. Agency	0.4	—	0.4	—	—
State and local obligations	2.1	—	2.1	—	—
Corporate bonds	30.9	—	30.9	—	—
Foreign governments	0.1	—	0.1	—	—
Cash equivalents	1.7	1.7	—	—	—
Other	0.7	0.7	—	—	—
Total nuclear decommissioning trust	244.6	211.1	33.5	—	—
Self-insured health plan trust(b)
Equity securities	0.5	0.5	—	—	—
Debt securities	3.9	0.3	3.6	—	—
Cash and cash equivalents	8.0	8.0	—	—	—
Total self-insured health plan trust	12.4	8.8	3.6	—	—
Total	$257.0	$219.9	$37.1	$—	$—
Other Evergy
Assets
Rabbi trusts
Fixed income fund	$13.2	$—	$—	$—	$13.2
Total rabbi trusts	$13.2	$—	$—	$—	$13.2
Liabilities
Interest rate swaps(c)	$5.4	$—	$5.4	$—	$—
Total	$5.4	$—	$5.4	$—	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$472.1	$396.0	$33.5	$—	$42.6
Rabbi trust	43.8	0.2	—	—	43.6
Self-insured health plan trust(b)	12.4	8.8	3.6	—	—
Total	$528.3	$405.0	$37.1	$—	$86.2
Liabilities
Interest rate swaps(c)	$5.4	$—	$5.4	$—	$—
Total	$5.4	$—	$5.4	$—	$—

(a)	Fair value is based on quoted market prices of the investments held by the trust and/or valuation models.

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
The following table provides additional information on these Evergy and Westar Energy investments.

	June 30, 2019		December 31, 2018		June 30, 2019
	Fair	Unfunded	Fair	Unfunded	Redemption	Length of
	Value	Commitments	Value	Commitments	Frequency	Settlement
Westar Energy	(millions)
Nuclear decommissioning trust:
Domestic equity funds	$7.3	$3.6	$6.7	$4.3	(a)	(a)
Alternative investments fund(b)	24.5	—	24.1	—	Quarterly	65 days
Real estate securities fund(b)	12.2	—	11.8	—	Quarterly	65 days
Total	$44.0	$3.6	$42.6	$4.3
Rabbi trust:
Core bond fund	$25.2	$—	$24.8	$—	(c)	(c)
Combination debt/equity/other fund	6.2	—	5.6	—	(c)	(c)
Total	$31.4	$—	$30.4	$—
Other Evergy
Rabbi trusts:
Fixed income fund	$13.1	$—	$13.2	$—	(c)	(c)
Total Evergy investments at NAV	$88.5	$3.6	$86.2	$4.3

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
The following table summarizes the net unrealized gains (losses) for the Evergy Companies' nuclear decommissioning trusts and rabbi trusts.

	Three Months Ended June 30		Year to Date June 30
	2019	2018	2019	2018
Westar Energy	(millions)
Nuclear decommissioning trust - equity securities	$8.8	$(12.8)	$26.0	$(12.9)
Rabbi trust - equity securities	0.9	(0.1)	2.2	(0.5)
Total	$9.7	$(12.9)	$28.2	$(13.4)
KCP&L(a)
Nuclear decommissioning trust - equity securities	$4.5	$4.1	$25.2	$0.5
Nuclear decommissioning trust - debt securities	2.3	(0.7)	4.4	(2.3)
Total	$6.8	$3.4	$29.6	$(1.8)
Evergy
Nuclear decommissioning trust - equity securities	$13.3	$(13.9)	$51.2	$(14.0)
Nuclear decommissioning trust - debt securities	2.3	(0.3)	4.4	(0.3)
Rabbi trusts - equity securities	1.0	(0.2)	1.5	(0.6)
Total	$16.6	$(14.4)	$57.1	$(14.9)
(a) KCP&L amounts are included in consolidated Evergy from June 4, 2018, the date of the closing of the merger, and thereafter.
11. COMMITMENTS AND CONTINGENCIES
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
In October 2015, the EPA published a rule establishing new source performance standards (NSPS) for GHGs that limit CO2 emissions for new, modified and reconstructed coal and natural gas fueled electric generating units to various levels per MWh depending on various characteristics of the units. Legal challenges to the GHG NSPS have been filed in the D.C. Circuit by various states and industry members. Also, in October 2015, the EPA published a rule establishing guidelines for states to regulate CO2 emissions from existing power plants. The standards for existing plants are known as the Clean Power Plan (CPP). Under the CPP, achievement of interim emissions performance rates would have been required beginning in 2022 and final emissions performance rates would have been required by 2030. Legal challenges to the CPP were filed by groups of states and industry members, including Westar Energy, in the D.C. Circuit. The CPP was stayed by the Supreme Court in February 2016 and the D.C. Circuit has subsequently held the litigation in abeyance. Accordingly, the CPP was not implemented by the states.
In April 2017, the EPA published in the Federal Register a notice of withdrawal of the proposed CPP federal plan, proposed model trading rules and proposed Clean Energy Incentive Program design details. Also, in April 2017, the EPA published a notice in the Federal Register that it was initiating administrative reviews of the CPP and the GHG NSPS.
In October 2017, the EPA issued a proposed rule to repeal the CPP. The proposed rule indicates the CPP exceeds the EPA’s authority. The EPA solicited comments on the legal interpretations contained in this rulemaking.
In August 2018, the EPA published in the Federal Register proposed regulations, which contained (1) emission guidelines for GHG emissions from existing electric utility generating units (EGUs), (2) revisions to emission guideline implementing regulations and (3) revisions to the new source review (NSR) program. These emission guidelines are better known as the Affordable Clean Energy (ACE) Rule. In July 2019, the EPA published in the Federal Register the final ACE Rule with one significant change from the proposal. The NSR program revisions were not included in the final version and are expected to be addressed in a future rulemaking. The ACE Rule establishes emission guidelines for states to use in the development of plans to reduce GHG emissions from existing coal-fired EGUs. This rule defines the "best system of emission reduction" (BSER) for GHG emissions from existing coal-fired EGUs as on-site, heat-rate efficiency improvements. The final rule also provides states with a list of candidate technologies that can be used to establish standards of performance and incorporate these performance standards into state plans. In order for the states to be able to effectively implement the emission guidelines contained in the ACE Rule, the EPA is finalizing new regulations under 111(d) of the CAA to help clarify this process. The ACE Rule becomes effective in September 2019. In conjunction with the finalization of the ACE Rule, the EPA also repealed the CPP.
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
Due to uncertainty regarding what future state implementation plans will require for compliance with the ACE Rule as well as legal challenges that have been filed, the Evergy Companies cannot determine the impact on their operations or consolidated financial results, but the cost to comply with the ACE Rule, should it be upheld and implemented in its current or a substantially similar form could be material.
Water
The Evergy Companies discharge some of the water used in generation and other operations. This water may contain substances deemed to be pollutants. A November 2015 EPA rule establishes effluent limitations guidelines (ELG) and standards for wastewater discharges, including limits on the amount of toxic metals and other pollutants that can be discharged. Implementation timelines for these requirements vary from 2018 to 2023. In April 2017, the EPA announced it is reconsidering the ELG rule. In September 2017, the EPA finalized a rule to postpone the compliance dates for the new, more stringent, effluent limitations and pretreatment standards for bottom ash transport water and flue gas desulfurization wastewater. These compliance dates have been postponed for two years while the EPA completes its administrative reconsideration of the ELG rule. In April 2019, the U.S. Court of Appeals for the 5th Circuit (5th Circuit) issued a ruling that vacates and remands portions of the ELG rule. The 5th Circuit ruled in favor of environmental groups who argued that EPA did not set appropriate limits for the best available technology economically achievable for legacy waste water and leachate. The Evergy Companies are evaluating the 5th Circuit ruling, the existing ELG rule and related developments and cannot predict the resulting impact on their operations or consolidated financial results but believe costs to comply could be material if the rule is implemented in its current or substantially similar form.
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
Regulation of Coal Combustion Residuals
In the course of operating their coal generation plants, the Evergy Companies produce coal combustion residuals (CCRs), including fly ash, gypsum and bottom ash. Some of this ash production is recycled, principally by selling to the aggregate industry. The EPA published a rule to regulate CCRs in April 2015, which will require additional CCR handling, processing and storage equipment and closure of certain ash disposal units. The Water Infrastructure Improvements for the Nation (WIIN) Act allows states to achieve delegated authority for CCR rules from the EPA. This has the potential to impact compliance options. In July 2018, the Kansas Department of Health and Environment (KDHE) submitted a CCR permit program application to the EPA under authority of the WIIN Act. In November 2018, KDHE received notice from the EPA that its application is deficient and requested additional clarifying information. KDHE has decided it is not going to move forward with additional submittals at this time and will wait until current legal action associated with the CCR rule is final along with planned upcoming modifications to the CCR rule. In February 2019, MDNR issued a proposed CCR rule. Similar to Kansas, EPA expressed concerns that the Missouri rule was not as protective as the federal rule. As a result, MDNR has decided to not issue a final rule at this time and to wait until legal action and planned upcoming modifications to the CCR rule are complete.
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
On August 21, 2018, the D.C. Circuit issued a ruling in the CCR rule litigation between the Utility Solid Waste Activities Group, the EPA and environmental organizations. Portions of the rule were vacated and were remanded back to the EPA for potential modification. Potential revisions to remanded sections will force all unlined surface impoundments to close regardless of groundwater conditions. Any changes to the rule based on this court decision will require additional rulemaking from the EPA. In October 2018, a coalition of environmental groups (including Sierra Club) filed a petition for review in the D.C. Circuit challenging the Phase I, Part I revisions to the CCR Rule. In November 2018, this coalition requested the EPA to stay the October 31, 2020, deadline extension for initiating closure for unlined impoundments and landfills that must close due to groundwater impacts or location restrictions. The EPA rejected this request and the coalition filed a petition with the D.C. Circuit for a similar stay. In response, the EPA filed a motion with the D.C. Circuit to voluntarily remand without vacatur the Part I, Phase I rule. In March 2019, the D.C. Circuit issued a ruling to grant EPA's motion to remand the rule without vacatur. This ruling maintains the current October 31, 2020, deadline extension. As EPA works on a rule modification, it is possible that this October 31, 2020, deadline will be modified. If the date is accelerated, some CCR units in the Evergy Companies' fleet could have to initiate closure on an earlier timeline than currently planned, the results of which could be material.
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
12. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
In the normal course of business, Westar Energy, KCP&L and GMO engage in related party transactions with one another. A summary of these transactions and the amounts associated with them is provided below. Transactions between Westar Energy and either KCP&L or GMO prior to June 4, 2018, the date of the merger, are not reflected below.
Jointly-Owned Plants and Shared Services
KCP&L employees manage GMO's business and operate its facilities at cost, including GMO's 18% ownership interest in KCP&L's Iatan Nos. 1 and 2.  The operating expenses and capital costs billed from KCP&L to GMO were $42.2 million and $84.2 million for the three months ended and year to date June 30, 2019, respectively. These costs totaled $49.8 million and $96.2 million for the three months ended and year to date June 30, 2018, respectively.
Westar Energy employees manage Jeffrey Energy Center and operate its facilities at cost, including GMO's 8% ownership interest in Jeffrey Energy Center. The operating expenses and capital costs billed from Westar Energy to GMO for Jeffrey Energy Center and other various business activities were $6.4 million and $12.7 million for the three months ended and year to date June 30, 2019, respectively. These costs totaled $3.7 million for the three months ended and year to date June 30, 2018.
KCP&L employees manage La Cygne Station and operate its facilities at cost, including Westar Energy's 50% ownership interest in La Cygne Station. KCP&L and Westar Energy employees also provide one another with shared service support, including costs related to human resources, information technology, accounting and legal services. The operating expenses and capital costs billed from KCP&L to Westar Energy were $44.3 million and $75.8 million for the three months ended and year to date June 30, 2019, respectively. These costs totaled $15.3 million for the three months and year to date June 30, 2018. The operating and capital costs billed from Westar Energy to KCP&L were $8.9 million and $16.3 million for the three months ended and year to date June 30, 2019, respectively. These costs totaled $6.0 million for the three months ended and year to date June 30, 2018, respectively.
Money Pool
KCP&L and GMO are also authorized to participate in the Evergy, Inc. money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO from Evergy, Inc. and between KCP&L and GMO. At June 30, 2019 and December 31, 2018, KCP&L had no outstanding receivables or payables under the money pool.
Related Party Net Receivables and Payables
The following table summarizes Westar Energy's and KCP&L's related party net receivables and payables.

	June 30	December 31
	2019	2018
Westar Energy	(millions)
Net receivable from GMO	$1.7	$2.6
Net payable to KCP&L	(11.0)	(13.5)
Net payable to Evergy	(6.5)	(1.4)

KCP&L
Net receivable from GMO	$55.5	$72.6
Net receivable from Westar Energy	11.0	13.5
Net receivable from Evergy	15.2	15.7

Tax Allocation Agreement
Evergy files a consolidated federal income tax return as well as unitary and combined income tax returns in several state jurisdictions with Kansas and Missouri being the most significant. Income taxes for consolidated or combined subsidiaries are allocated to the subsidiaries based on separate company computations of income or loss. As of June 30, 2019 and December 31, 2018, Westar Energy had income taxes payable to Evergy of $1.3 million and taxes receivable from Evergy of $42.7 million, respectively. As of June 30, 2019 and December 31, 2018, KCP&L had income taxes payable to Evergy of $25.7 million and $2.0 million, respectively.
Leases
KCP&L leases certain transmission equipment from Westar Energy. This lease was entered into prior to the merger in an arms-length transaction and is accounted for as an operating lease. As of June 30, 2019, KCP&L had a right-of-use asset of $29.8 million recorded within other long-term assets, $0.6 million of lease liability recorded in other current liabilities and $29.2 million of lease liability recorded in other long-term liabilities on its consolidated balance sheet related to this lease. The assets and liabilities related to this lease between Westar Energy and KCP&L are eliminated at consolidated Evergy.
13. SHAREHOLDERS' EQUITY
Common Stock Repurchase Program
In July 2018, the Evergy Board authorized the repurchase of up to 60 million shares of Evergy's common stock. Although this repurchase authorization has no expiration date, Evergy expects to repurchase approximately 60 million shares by mid-2020. Evergy is utilizing and plans to continue to utilize various methods to effectuate the share repurchase program, including but not limited to, a series of transactions that may include accelerated share repurchases (ASRs), open market transactions or other means, subject to market conditions and applicable legal requirements. The repurchase program may be suspended, discontinued or resumed at any time. Year to date June 30, 2019, Evergy had total repurchases of common stock of $1,128.7 million and had repurchased 20.0 million shares under the repurchase program. Since its inception, Evergy has made total repurchases of common stock of approximately $2.2 billion and has repurchased 36.3 million shares under the repurchase program. These repurchase totals include shares repurchased under ASR agreements, one of which had not reached final settlement as of June 30, 2019, and are discussed further below.
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
In March 2019, Evergy entered into an ASR agreement with a financial institution to purchase $450.0 million of Evergy common stock. In March 2019, the financial institution delivered to Evergy 6.3 million shares of common stock, representing a partial settlement of the contract, based on then-current market prices and Evergy paid a total of $450.0 million. The ASR agreement reached final settlement in June 2019 and resulted in the delivery of an additional 1.5 million shares to Evergy based on the average daily volume weighted-average price of Evergy common stock during the term of the ASR agreement, less a negotiated discount.
In June 2019, Evergy entered into an ASR agreement with a financial institution to purchase $500.0 million of Evergy common stock. In June 2019, the financial institution delivered to Evergy 7.1 million shares of common stock, representing a partial settlement of the contract, based on then-current market prices and Evergy paid a total of $500.0 million. The final number of shares of Evergy common stock that Evergy may receive or be required to remit upon settlement of the ASR agreement will be based on the average daily volume weighted-average price of Evergy common stock during the term of the ASR agreement, less a negotiated discount. Final settlement of the ASR agreement will occur by September 2019, but may occur earlier at the option of the financial institution. Evergy expects that the final settlement of the ASR agreement will result in the delivery of additional shares of common stock to Evergy at no additional cost.

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
As of June 30, 2019, all of Evergy's and Westar Energy's retained earnings and net income were free of restrictions and KCP&L had a retained earnings restriction of $207.0 million. Evergy's subsidiaries had restricted net assets of approximately $5.2 billion as of June 30, 2019. These restrictions are not expected to affect the Evergy Companies' ability to pay dividends at the current level for the foreseeable future.
14. TAXES
Components of income tax expense are detailed in the following tables.

Evergy
	Three Months Ended June 30		Year to Date June 30
	2019	2018	2019	2018
Current income taxes	(millions)
Federal	$8.7	$8.6	$20.6	$8.8
State	(0.2)	0.4	(0.8)	0.4
Total	8.5	9.0	19.8	9.2
Deferred income taxes
Federal	9.8	9.5	2.5	15.4
State	7.2	(62.7)	13.5	(59.0)
Total	17.0	(53.2)	16.0	(43.6)
Investment tax credit amortization	(1.1)	(0.8)	(2.1)	(1.4)
Income tax expense (benefit)	$24.4	$(45.0)	$33.7	$(35.8)

Westar Energy
	Three Months Ended June 30		Year to Date June 30
	2019	2018	2019	2018
Current income taxes	(millions)
Federal	$17.5	$10.7	$27.9	$10.9
State	(1.6)	2.5	(1.2)	2.5
Total	15.9	13.2	26.7	13.4
Deferred income taxes
Federal	(10.7)	(2.8)	(13.9)	3.1
State	5.5	(63.3)	9.1	(59.6)
Total	(5.2)	(66.1)	(4.8)	(56.5)
Investment tax credit amortization	(0.8)	(0.7)	(1.5)	(1.3)
Income tax expense (benefit)	$9.9	$(53.6)	$20.4	$(44.4)

KCP&L(a)
	Three Months Ended June 30		Year to Date June 30
	2019	2018	2019	2018
Current income taxes	(millions)
Federal	$26.4	$24.1	$34.3	$22.8
State	4.6	5.3	5.4	4.8
Total	31.0	29.4	39.7	27.6
Deferred income taxes
Federal	(19.7)	(25.1)	(24.9)	(21.5)
State	(3.0)	44.7	(2.6)	46.7
Total	(22.7)	19.6	(27.5)	25.2
Investment tax credit amortization	(0.3)	(0.2)	(0.5)	(0.5)
Income tax expense	$8.0	$48.8	$11.7	$52.3

(a)KCP&L amounts are included in consolidated Evergy from June 4, 2018, the date of the closing of the merger, and thereafter.

Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Evergy
	Three Months Ended June 30		Year to Date June 30
	2019	2018	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Effect of:
COLI policies	(1.8)	(1.9)	(1.8)	(2.5)
State income taxes	2.9	6.2	3.6	5.1
Flow through depreciation for plant-related differences	(2.7)	(5.5)	(3.4)	(2.0)
Federal tax credits	(4.0)	(5.5)	(3.9)	(7.7)
Non-controlling interest	(0.5)	(0.3)	(0.4)	(0.4)
AFUDC equity	(0.1)	0.1	—	(0.1)
Amortization of federal investment tax credits	(0.5)	(0.6)	(0.5)	(0.6)
State tax rate change	—	(89.1)	—	(40.3)
Valuation allowance	—	1.1	(2.8)	1.6
Stock compensation	(0.3)	(2.9)	(0.1)	(1.9)
Officer compensation limitation	0.1	—	0.1	—
Other	0.4	1.8	0.2	0.6
Effective income tax rate	14.5%	(75.6)%	12.0%	(27.2)%

Evergy's state tax rate change for the three months ended and year to date, June 30, 2018, is due to the revaluation of Westar Energy's state deferred income tax assets and liabilities based on the Evergy composite tax rate as a result of the merger.

Westar Energy
	Three Months Ended June 30		Year to Date June 30
	2019	2018	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Effect of:
COLI policies	(3.3)	(6.9)	(3.3)	(4.0)
State income taxes	3.0	18.8	4.0	7.8
Flow through depreciation for plant-related differences	0.3	(11.2)	0.1	(2.1)
Federal tax credits	(6.1)	(18.1)	(6.1)	(11.6)
Non-controlling interest	(1.0)	(1.1)	(0.8)	(0.7)
AFUDC equity	(0.1)	—	(0.1)	(0.1)
Amortization of federal investment tax credits	(0.7)	(1.3)	(0.7)	(0.8)
State tax rate change	—	(219.6)	—	(54.8)
Valuation allowance	—	0.6	(1.0)	1.7
Stock compensation	(0.5)	(7.2)	(0.3)	(2.6)
Other	0.3	1.2	0.3	(0.1)
Effective income tax rate	12.9%	(223.8)%	13.1%	(46.3)%

Westar Energy's state tax rate change for the three months ended and year to date, June 30, 2018, is due to the revaluation of Westar Energy's state deferred income tax assets and liabilities based on the Evergy composite tax rate as a result of the merger.

KCP&L
	Three Months Ended June 30		Year to Date June 30
	2019	2018	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Effect of:
COLI policies	(0.1)	(0.2)	(0.1)	(0.2)
State income taxes	1.8	5.4	2.5	5.3
Flow through depreciation for plant-related differences	(5.7)	(4.2)	(6.0)	(4.9)
Federal tax credits	(1.5)	(1.8)	(1.5)	(1.8)
AFUDC equity	—	(0.1)	—	(0.2)
Amortization of federal investment tax credits	(0.3)	(0.4)	(0.3)	(0.4)
State tax rate change	—	48.5	—	36.6
Stock compensation	(0.2)	—	0.1	—
Officer compensation limitation	0.3	—	0.3	—
Other	(3.3)	(1.8)	(2.5)	(1.6)
Effective income tax rate	12.0%	66.4%	13.5%	53.8%

KCP&L's state tax rate change for the three months ended and year to date, June 30, 2018, is due to the revaluation of KCP&L's state deferred income tax assets and liabilities based on the Evergy composite tax rate as a result of the merger, partially offset by a revaluation of KCP&L's state deferred income tax assets and liabilities as a result of the enactment of Missouri state income tax reform in June 2018.
15. LEASES
The Evergy Companies lease office buildings, computer equipment, vehicles, rail cars, generating plant and other property and equipment, including rail cars to serve jointly-owned generating units where Westar Energy or KCP&L is the managing partner and is reimbursed by other joint-owners for its proportionate share of the costs.

Under GAAP, a contract is or contains a lease if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Evergy Companies assess a contract as being or containing a lease if the contract identifies property, plant and equipment, provides the lessee the right to obtain substantially all of the economic benefits from use of the property, plant and equipment and provides the lessee the right to direct the use of the property, plant and equipment.
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

The Evergy Companies’ lease expense is detailed in the following table.

Three Months Ended June 30, 2019	Evergy	Westar Energy	KCP&L
Finance lease costs	(millions)
Amortization of right-of-use assets	$0.6	$0.5	$0.1
Interest on lease liabilities	0.6	0.6	0.1
Operating lease costs	6.7	4.1	2.2
Short-term lease costs	0.7	0.2	0.4
Variable lease costs for renewable purchase power agreements	76.9	31.8	32.9
Total lease costs	$85.5	$37.2	$35.7

Year to Date June 30, 2019	Evergy	Westar Energy	KCP&L
Finance lease costs	(millions)
Amortization of right-of-use assets	$1.7	$1.5	$0.1
Interest on lease liabilities	1.3	1.2	0.1
Operating lease costs	13.1	7.9	4.5
Short-term lease costs	1.5	0.3	1.1
Variable lease costs for renewable purchase power agreements	150.8	64.0	62.0
Total lease costs	$168.4	$74.9	$67.8
Supplemental cash flow information related to the Evergy Companies' leases is detailed in the following table.

Year to Date June 30, 2019	Evergy	Westar Energy	KCP&L
Cash paid for amounts included in the measurement of lease liabilities:	(millions)
Operating cash flows from operating leases	$12.9	$8.1	$4.8
Operating cash flows from finance leases	1.4	1.3	0.1
Financing cash flows from finance leases	2.2	2.1	0.1
Right-of-use assets obtained in exchange for new operating lease liabilities	2.2	—	2.2
Right-of-use assets obtained in exchange for new finance lease liabilities	2.3	2.3	—

Finance Leases
Right-of-use assets for finance leases are included in property, plant and equipment on the Evergy Companies’ balance sheets. Lease liabilities for finance leases are included in other current and other long-term liabilities. Payments for finance leases as of June 30, 2019, are detailed in the following table.

	Evergy	Westar Energy	KCP&L
	(millions)
July 2019 through December 2019	$3.5	$3.3	$0.1
2020	7.0	6.6	0.2
2021	6.5	6.0	0.2
2022	5.7	5.2	0.2
2023	4.8	4.4	0.2
After 2023	48.4	46.4	1.0
Total finance lease payments	75.9	71.9	1.9
Amounts representing imputed interest	(26.5)	(25.4)	(0.5)
Present value of lease payments	49.4	46.5	1.4
Less: current portion	(4.8)	(4.5)	(0.1)
Total long-term obligations under finance leases	$44.6	$42.0	$1.3

Weighted-average remaining lease term (years)	15.3	15.6	9.2
Weighted-average discount rate	5.8%	5.7%	7.6%
Estimated future commitments under finance leases as of December 31, 2018, are detailed in the following table.

	Evergy	Westar Energy	KCP&L
	(millions)
2019	$6.4	$6.0	$0.2
2020	5.8	5.4	0.2
2021	5.3	4.9	0.2
2022	4.7	4.3	0.2
2023	4.0	3.6	0.2
After 2023	48.6	46.4	1.1
Total finance lease payments	74.8	70.6	2.1
Amounts representing imputed interest	(25.8)	(24.6)	(0.6)
Present value of net minimum lease payments under finance leases	49.0	46.0	1.5
Less: current portion	(3.9)	(3.7)	(0.1)
Total long-term obligations under finance leases	$45.1	$42.3	$1.4

Operating Leases
Right-of-use assets for operating leases are included in other long-term assets on the Evergy Companies’ balance sheets. Lease liabilities for operating leases are included in other current and other long-term liabilities. Lease payments for operating leases as of June 30, 2019, are detailed in the following table.

	Evergy	Westar Energy	KCP&L
	(millions)
July 2019 through December 2019	$8.9	$4.8	$5.1
2020	18.7	10.2	10.6
2021	15.3	7.3	10.1
2022	12.4	5.1	9.3
2023	9.4	2.6	8.8
After 2023	52.4	2.8	91.3
Total operating lease payments	117.1	32.8	135.2
Amounts representing imputed interest	(20.4)	(2.8)	(37.4)
Present value of lease payments	96.7	30.0	97.8
Less: current portion	(14.4)	(8.7)	(6.5)
Total long-term obligations under operating leases	$82.3	$21.3	$91.3

Weighted-average remaining lease term (years)	9.3	3.9	16.1
Weighted-average discount rate	3.9%	3.4%	4.1%
Estimated future commitments under operating leases as of December 31, 2018, are detailed in the following table.

	Evergy	Westar Energy	KCP&L
	(millions)
2019	$24.2	$14.0	$10.2
2020	20.7	10.1	10.6
2021	18.4	8.1	10.3
2022	15.2	5.2	10.0
2023	12.4	2.8	9.6
After 2023	95.0	3.1	91.8
Total operating lease payments	$185.9	$43.3	$142.5

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
Westar Energy was determined to be the accounting acquirer and thus, the predecessor of Evergy. Evergy had separate operations for the period beginning with the quarter ended June 30, 2018, and references to amounts for periods after the closing of the merger relate to Evergy. The results of Great Plains Energy's direct subsidiaries have been included in Evergy's results of operations from June 4, 2018, the date of the closing of the merger, and thereafter.
Common Stock Repurchase Program
In July 2018, the Evergy Board authorized the repurchase of up to 60 million shares of Evergy's common stock. Although this repurchase authorization has no expiration date, Evergy expects to repurchase approximately 60 million shares by mid-2020. Evergy is utilizing and plans to continue to utilize various methods to effectuate the share repurchase program, including but not limited to a series of transactions that may include ASRs, open market transactions or other means, subject to market conditions and applicable legal requirements. The repurchase program may be suspended, discontinued or resumed at any time. Year to date June 30, 2019, Evergy had total repurchases of common stock of $1,128.7 million and had repurchased 20.0 million shares under the repurchase program. Since its inception, Evergy has made total repurchases of common stock of approximately $2.2 billion and has repurchased 36.3 million shares under the repurchase program. These repurchase totals include shares repurchased under ASR agreements, one of which had not reached final settlement as of June 30, 2019.
See Note 13 to the consolidated financial statements for more information regarding Evergy's common stock repurchase program.
Regulatory Proceedings
See Note 5 to the consolidated financial statements for information regarding regulatory proceedings.
Earnings Overview
The following table summarizes Evergy's net income and diluted EPS.

	Three Months Ended June 30			Year to Date June 30
	2019	2018	Change	2019	2018	Change
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$139.7	$101.8	$37.9	$239.2	$162.3	$76.9
Earnings per common share, diluted	0.57	0.56	0.01	0.96	1.00	(0.04)
Net income attributable to Evergy, Inc. increased for the three months ended June 30, 2019, compared to the same period in 2018, primarily due to the inclusion of KCP&L's and GMO's earnings in April and May of 2019 and merger-related costs and reductions of revenue for customer bill credits incurred in June 2018 following the consummation of the merger, partially offset by lower Westar Energy retail sales driven by unfavorable weather.
Diluted EPS increased for the three months ended June 30, 2019, compared to the same period in 2018, primarily due to the increase in net income attributable to Evergy, Inc. discussed above, largely offset by a higher number of diluted weighted average common shares outstanding in 2019, which diluted EPS by $0.20 for the three months ended June 30, 2019. The higher number of diluted weighted average common shares in 2019 was due to the issuance of common shares to shareholders as a result of the merger in June 2018, partially offset by shares repurchased under Evergy's common stock repurchase program.
Net income attributable to Evergy, Inc. increased for year to date June 30, 2019, compared to the same period in 2018, primarily due to the inclusion of KCP&L's and GMO's earnings in the first five months of 2019 and merger-related costs and reductions of revenue for customer bill credits incurred in June 2018 following the consummation of the merger, partially offset by lower Westar Energy retail sales driven by unfavorable weather.
Diluted EPS decreased for year to date June 30, 2019, compared to the same period in 2018, primarily due to a higher number of diluted weighted average common shares outstanding in 2019, which diluted EPS by $0.51 for year to date June 30, 2019, partially offset by the increase to net income attributable to Evergy, Inc. discussed above. The higher number of diluted weighted average common shares in 2019 was due to the issuance of common shares to shareholders as a result of the merger in June 2018, partially offset by shares repurchased under Evergy's common stock repurchase program.
For additional information regarding the change in net income, refer to the Evergy Results of Operations section within this MD&A.
Adjusted Earnings (non-GAAP) and Adjusted Earnings Per Share (non-GAAP)
Evergy's adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) for the three months ended and year to date June 30, 2019, were $140.3 million or $0.58 per share and $251.4 million or $1.01 per share, respectively. For the three months ended and year to date June 30, 2018, Evergy's adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) were $179.1 million and $0.67 per share and $271.0 million or $1.00 per share, respectively. In addition to net income attributable to Evergy, Inc., diluted earnings per common share, pro forma net income attributable to Evergy, Inc. and pro forma diluted earnings per common share as prepared in accordance with GAAP, Evergy's management uses adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) to evaluate earnings and earnings per share without the non-recurring costs and/or benefits resulting from rebranding, voluntary severance and significant items related to the Great Plains Energy and Westar Energy merger.
Adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) exclude certain costs and/or benefits resulting from rebranding, voluntary severance and the Great Plains Energy and Westar Energy merger. This information is intended to enhance an investor's overall understanding of results. Adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) are used internally to measure performance against budget and in reports for management and the Evergy Board. Adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) are financial measures that are not calculated in accordance with GAAP and may not be comparable to other companies' presentations or more useful than the GAAP information provided elsewhere in this report.
The following tables provide a reconciliation between net income attributable to Evergy, Inc., diluted earnings per common share, pro forma net income attributable to Evergy, Inc. and pro forma diluted earnings per common share as determined in accordance with GAAP and adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP).

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
Three Months Ended June 30	2019		2018
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$139.7	$0.57	$101.8	$0.56
Pro forma adjustments(a):
Great Plains Energy earnings prior to merger	—	—	59.4	0.22
Great Plains Energy shares prior to merger	n/a	—	n/a	(0.19)
Non-recurring merger costs and other	—	—	82.5	0.31
Pro forma net income attributable to Evergy, Inc.	$139.7	$0.57	$243.7	$0.90
Non-GAAP reconciling items:
Rebranding costs, pre-tax(b)	0.9	0.01	—	—
Voluntary severance costs, pre tax(c)	(0.1)	—	—	—
Composite tax rate change(d)	—	—	(52.6)	(0.19)
Deferral of merger transition costs, pre-tax(e)	—	—	(28.5)	(0.10)
Inventory write-off at retiring generating units, pre-tax(f)	—	—	12.3	0.04
Income tax expense (benefit)(g)	(0.2)	—	4.2	0.02
Adjusted earnings (non-GAAP)	$140.3	$0.58	$179.1	$0.67

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
Year to Date June 30	2019		2018
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$239.2	$0.96	$162.3	$1.00
Pro forma adjustments(a):
Great Plains Energy earnings prior to merger	—	—	94.4	0.35
Great Plains Energy shares prior to merger	n/a	—	n/a	(0.40)
Non-recurring merger costs and other	—	—	78.9	0.28
Pro forma net income attributable to Evergy, Inc.	$239.2	$0.96	$335.6	$1.23
Non-GAAP reconciling items:
Rebranding costs, pre-tax(b)	1.1	—	—	—
Voluntary severance costs, pre tax(c)	14.7	0.06	—	—
Composite tax rate change(d)	—	—	(52.6)	(0.19)
Deferral of merger transition costs, pre-tax(e)	—	—	(28.5)	(0.10)
Inventory write-off at retiring generating units, pre-tax(f)	—	—	12.3	0.04
Income tax expense (benefit)(g)	(3.6)	(0.01)	4.2	0.02
Adjusted earnings (non-GAAP)	$251.4	$1.01	$271.0	$1.00

(a)
Reflects pro forma adjustments made in accordance with Article 11 of Regulation S-X and Accounting Standards Codification (ASC) 805 - Business Combinations. See Note 2 to the consolidated financial statements in the Evergy Companies' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 for further information regarding these adjustments.

(b)
Reflects external costs incurred to rebrand the legacy Westar Energy and KCP&L utility brands to Evergy and are included in operating and maintenance expense on the consolidated statements of comprehensive income.

(c)
Reflects voluntary severance costs incurred associated with certain severance programs at the Evergy Companies and are included in operating and maintenance expense on the consolidated statements of comprehensive income.

(d)
Reflects the revaluation of Westar Energy's deferred income tax assets and liabilities based on the Evergy composite tax rate as a result of the merger in June 2018 and are included in income tax expense on the consolidated statements of comprehensive income.

(e)
Reflects the portion of the $47.8 million deferral of merger transition costs to a regulatory asset in June 2018 that related to costs incurred prior to 2018. The remaining merger transition costs included within the $47.8 million deferral were both incurred and deferred in 2018 and did not impact earnings. This item is included in operating and maintenance expense on the consolidated statements of comprehensive income.

(f)
Reflects obsolete inventory write-offs for Westar Energy's Unit 7 at Tecumseh Energy Center, Units 3 and 4 at Murray Gill Energy Center and Units 1 and 2 at Gordon Evans Energy Center, which were committed to be retired upon the consummation of the merger, and are included in operating and maintenance expense on the consolidated statements of comprehensive income.

(g)	Reflects an income tax effect calculated at a 26.1% statutory rate, with the exception of certain non-deductible items.

Wolf Creek Refueling Outage
Wolf Creek's most recent refueling outage began in March 2018 and the unit returned to service in May 2018. Wolf Creek's next refueling outage is planned to begin in the third quarter of 2019.
ENVIRONMENTAL MATTERS
See Note 11 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 12 to the consolidated financial statements for information regarding related party transactions.

EVERGY RESULTS OF OPERATIONS
The following table summarizes Evergy's comparative results of operations.

	Three Months Ended June 30			Year to Date June 30
	2019	Change	2018	2019	Change	2018
	(millions)
Operating revenues	$1,221.7	$328.3	$893.4	$2,438.6	$945.0	$1,493.6
Fuel and purchased power	291.6	61.9	229.7	621.6	256.4	365.2
SPP network transmission costs	62.8	(5.6)	68.4	126.3	(9.7)	136.0
Other operating expenses	380.2	39.8	340.4	780.4	256.1	524.3
Depreciation and amortization	215.4	87.4	128.0	429.0	211.3	217.7
Income from operations	271.7	144.8	126.9	481.3	230.9	250.4
Other expense, net	(9.4)	1.1	(10.5)	(17.4)	2.0	(19.4)
Interest expense	95.4	37.0	58.4	186.5	84.3	102.2
Income tax expense (benefit)	24.4	69.4	(45.0)	33.7	69.5	(35.8)
Equity in earnings of equity method investees, net of income taxes	2.1	0.7	1.4	4.3	1.6	2.7
Net income	144.6	40.2	104.4	248.0	80.7	167.3
Less: Net income attributable to noncontrolling interests	4.9	2.3	2.6	8.8	3.8	5.0
Net income attributable to Evergy, Inc.	$139.7	$37.9	$101.8	$239.2	$76.9	$162.3

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

The following tables summarize Evergy's utility gross margin and MWhs sold.

	Revenues and Expenses			MWhs Sold
Three Months Ended June 30	2019	Change	2018	2019	Change	2018
Retail revenues	(millions)			(thousands)
Residential	$431.6	$89.6	$342.0	3,262	(64)	3,326
Commercial	438.6	179.5	259.1	4,334	639	3,695
Industrial	156.6	48.0	108.6	2,145	293	1,852
Other retail revenues	9.5	3.1	6.4	35	6	29
Total electric retail	1,036.3	320.2	716.1	9,776	874	8,902
Wholesale revenues	72.3	(17.4)	89.7	3,159	155	3,004
Transmission revenues	76.4	1.3	75.1	N/A	N/A	N/A
Other revenues	36.7	24.2	12.5	N/A	N/A	N/A
Operating revenues	1,221.7	328.3	893.4	12,935	1,029	11,906
Fuel and purchased power	(291.6)	(61.9)	(229.7)
SPP network transmission costs	(62.8)	5.6	(68.4)
Utility gross margin (a)	$867.3	$272.0	$595.3
(a) Utility gross margin is a non-GAAP financial measure. See explanation of utility gross margin above.

	Revenues and Expenses			MWhs Sold
Year to Date June 30	2019	Change	2018	2019	Change	2018
Retail revenues	(millions)			(thousands)
Residential	$883.3	$361.0	$522.3	7,226	2,428	4,798
Commercial	852.1	437.6	414.5	8,758	3,366	5,392
Industrial	303.6	101.5	202.1	4,156	945	3,211
Other retail revenues	19.3	8.7	10.6	71	28	43
Total electric retail	2,058.3	908.8	1,149.5	20,211	6,767	13,444
Wholesale revenues	155.4	(28.5)	183.9	7,188	1,283	5,905
Transmission revenues	153.1	6.1	147.0	N/A	N/A	N/A
Other revenues	71.8	58.6	13.2	N/A	N/A	N/A
Operating revenues	2,438.6	945.0	1,493.6	27,399	8,050	19,349
Fuel and purchased power	(621.6)	(256.4)	(365.2)
SPP network transmission costs	(126.3)	9.7	(136.0)
Utility gross margin (a)	$1,690.7	$698.3	$992.4
(a) Utility gross margin is a non-GAAP financial measure. See explanation of utility gross margin above.
Evergy's utility gross margin increased $272.0 million for the three months ended June 30, 2019, compared to the same period in 2018 driven by:

•	a $261.6 million increase due to the inclusion of KCP&L's and GMO's utility gross margin in April and May of 2019;

•	a $60.0 million increase in revenue primarily due to one-time bill credits recorded by Westar Energy, KCP&L and GMO in June 2018 as a result of conditions in the KCC and MPSC merger orders; and

•
an $8.5 million increase from new Westar Energy retail rates effective in September 2018, net of a $19.1 million provision for rate refund recorded at Westar Energy in the second quarter of 2018 for the change in the corporate income tax rate caused by the Tax Cuts and Jobs Act (TCJA); partially offset by

•
a $58.1 million decrease primarily due to lower Westar Energy retail sales driven by cooler weather. For the three months ended June 30, 2019, compared to the same period in 2018, cooling degree days decreased 45%.

Evergy's utility gross margin increased $698.3 million year to date June 30, 2019, compared to the same period in 2018 driven by:

•	a $674.4 million increase due to the inclusion of KCP&L's and GMO's utility gross margin in the first five months of 2019;

•	a $60.0 million increase in revenue primarily due to one-time bill credits recorded by Westar Energy, KCP&L and GMO in June 2018 as a result of conditions in the KCC and MPSC merger orders; and

•
a $12.4 million increase from new Westar Energy retail rates effective in September 2018, net of a $38.2 million provision for rate refund recorded at Westar Energy for year to date June 30, 2018 for the change in the corporate income tax rate caused by the TCJA; partially offset by

•
a $48.5 million decrease primarily due to lower Westar Energy retail sales driven by cooler weather in the second quarter of 2019. Year to date June 30, 2019, compared to the same period in 2018, cooling degree days decreased 45%.

Other Operating Expenses (including operating and maintenance expense and taxes other than income tax)
Evergy's other operating expenses increased $39.8 million for the three months ended June 30, 2019, compared to the same period in 2018 primarily driven by:

•	a $104.6 million increase in operating and maintenance expense due to the inclusion of KCP&L's and GMO's operating and maintenance expenses in April and May of 2019;

•	a $30.4 million increase in taxes other than income taxes due to the inclusion of KCP&L and GMO amounts in April and May of 2019; and

•	a $6.8 million increase in Westar Energy taxes other than income taxes primarily due to increased property taxes; partially offset by

•	$57.5 million of merger-related costs incurred in June 2018, consisting of:

◦	$24.7 million of unconditional charitable contributions and community support recorded by Evergy in accordance with conditions in the KCC and MPSC merger orders;

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

•	a $19.9 million decrease in Westar Energy plant operating and maintenance expense primarily due to obsolete inventory write-offs at retiring coal-fired units in June 2018; and

•	a $10.6 million decrease in Westar Energy transmission and distribution operating and maintenance expense primarily due to a higher level of vegetation management activity in 2018.
Evergy's other operating expenses increased $256.1 million year to date June 30, 2019, compared to the same period in 2018 primarily driven by:

•	a $279.9 million increase in operating and maintenance expense due to the inclusion of KCP&L's and GMO's operating and maintenance expenses in the first five months of 2019;

•	a $75.7 million increase in taxes other than income taxes due to the inclusion of KCP&L and GMO amounts in the first five months of 2019;

•	a $10.7 million increase in Westar Energy taxes other than income taxes primarily due to increased property taxes; and

•	$7.4 million of Westar Energy voluntary severance expenses incurred in the first quarter of 2019; partially offset by

•	$57.5 million of merger-related costs incurred in June 2018, consisting of:

◦	$24.7 million of unconditional charitable contributions and community support recorded by Evergy in accordance with conditions in the KCC and MPSC merger orders;

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

•	a $20.6 million decrease in Westar Energy plant operating and maintenance expense primarily due to obsolete inventory write-offs at retiring coal-fired units in June 2018; and

•	a $14.1 million decrease in Westar Energy transmission and distribution operating and maintenance expense primarily due to a higher level of vegetation management activity in 2018.
Depreciation and Amortization
Evergy's depreciation and amortization increased $87.4 million for the three months ended June 30, 2019, compared to the same period in 2018 driven by:

•	a $69.6 million increase due to the inclusion of KCP&L's and GMO's depreciation expense in April and May of 2019; and

•	a $17.8 million increase primarily due to a change in depreciation rates effective in September 2018 for Westar Energy as a result of its 2018 rate case.
Evergy's depreciation and amortization increased $211.3 million year to date June 30, 2019, compared to the same period in 2018 driven by:

•	a $173.4 million increase due to the inclusion of KCP&L's and GMO's depreciation expense in the first five months of 2019; and

•	a $37.9 million increase primarily due to a change in depreciation rates effective in September 2018 for Westar Energy as a result of its 2018 rate case.
Other Expense, Net
Evergy's other expense, net decreased $1.1 million for the three months ended June 30, 2019, compared to the same period in 2018, primarily driven by:

•	a $2.5 million decrease due to recording higher Westar Energy corporate-owned life insurance (COLI) benefits in 2019; offset by

•	a $3.3 million increase due to the inclusion of KCP&L and GMO amounts in April and May of 2019.
Evergy's other expense, net decreased $2.0 million year to date June 30, 2019, compared to the same period in 2018, primarily driven by:

•	an $8.7 million decrease due to recording higher Westar Energy COLI benefits in 2019; offset by

•	a $9.5 million increase due to the inclusion of KCP&L and GMO amounts in the first five months of 2019.

Interest Expense
Evergy's interest expense increased $37.0 million for the three months ended June 30, 2019, compared to the same period in 2018, primarily driven by the inclusion of KCP&L's and GMO's interest expense and Evergy's interest expense associated with the assumption of legacy Great Plains Energy debt in April and May of 2019.
Evergy's interest expense increased $84.3 million year to date June 30, 2019, compared to the same period in 2018, primarily driven by the inclusion of KCP&L's and GMO's interest expense and Evergy's interest expense associated with the assumption of legacy Great Plains Energy debt in the first five months of 2019.
Income Tax Expense
Evergy's income tax expense increased $69.4 million for the three months ended June 30, 2019, compared to the same period in 2018, primarily driven by:

•	a $52.6 million increase related to the revaluation of Westar Energy's deferred income tax assets and liabilities based on the Evergy composite tax rate as a result of the merger in June 2018; and

•	a $14.6 million increase due to higher Westar Energy pre-tax income.
Evergy's income tax expense increased $69.5 million year to date June 30, 2019, compared to the same period in 2018, primarily driven by:

•	a $52.6 million increase related to the revaluation of Westar Energy's deferred income tax assets and liabilities based on the Evergy composite tax rate as a result of the merger in June 2018; and

•	a $16.4 million increase due to higher Westar Energy pre-tax income.
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
Short-Term Borrowings
As of June 30, 2019, Evergy had $1.2 billion of available borrowing capacity under its master credit facility. The available borrowing capacity under the master credit facility consisted of $349.0 million for Evergy, Inc., $232.7 million for Westar Energy, $373.3 million for KCP&L and $272.6 million for GMO. Westar Energy's, KCP&L's and GMO's borrowing capacity under the master credit facility also supports their issuance of commercial paper. See Note 8 to the consolidated financial statements for more information regarding the master credit facility. Along with cash flows from operations and receivable sales facilities, Evergy generally uses borrowings under its master credit facility and the issuance of commercial paper to meet its day-to-day cash flow requirements. Evergy also has a term loan credit agreement which is discussed further below.
In March 2019, Evergy entered into a $1.0 billion, 6-month term loan credit agreement with a group of banks to provide short-term financing for its common stock repurchase plan. The agreement allows for two term loans during the 6-month term of the agreement, in an aggregate principal amount not to exceed the credit limit of the agreement. At closing, Evergy borrowed $500.0 million under the agreement, allowing for one additional term loan borrowing in a principal amount up to $500.0 million. In June 2019, Evergy borrowed the remaining $500.0 million allowed under the agreement. At June 30, 2019, Evergy had $1.0 billion of outstanding cash borrowings under the agreement at a weighted-average interest rate of 2.95%. Evergy anticipates repaying borrowings under the term loan credit agreement with proceeds from an expected long-term debt issuance in the third quarter of 2019.
Significant Debt Issuances
See Note 9 to the consolidated financial statements for information regarding significant debt issuances.

Pensions
Year to date June 30, 2019, Evergy made pension contributions of $22.1 million. Evergy expects to make additional pension contributions of $107.4 million in 2019 to satisfy ERISA funding requirements and KCC and MPSC rate orders, of which $29.0 million is expected to be paid by Westar Energy and $78.4 million is expected to be paid by KCP&L.
Year to date June 30, 2019, Evergy made post-retirement benefit contributions of $0.6 million. Evergy expects to make additional contributions of $2.1 million to the post-retirement benefit plans in 2019.
Common Stock Repurchase Program
In July 2018, the Evergy Board authorized the repurchase of up to 60 million shares of Evergy's common stock. Although this repurchase authorization has no expiration date, Evergy expects to repurchase approximately 60 million shares by mid-2020. Year to date June 30, 2019, Evergy had total repurchases of common stock of $1,128.7 million and had repurchased 20.0 million shares under the repurchase program. Since its inception, Evergy has made total repurchases of common stock of approximately $2.2 billion and has repurchased 36.3 million shares under the repurchase program.
See Note 13 to the consolidated financial statements for more information regarding Evergy's common stock repurchase program.
Debt Covenants
As of June 30, 2019, Evergy was in compliance with all debt covenants under the master credit facility, the term loan agreement and certain debt instruments that contain restrictions that require the maintenance of certain capitalization and leverage ratios. See Note 8 to the consolidated financial statements for more information.
Off-Balance Sheet Arrangement
Evergy's off-balance sheet arrangements were reported in the Evergy Companies' combined 2018 Form 10-K. As of June 30, 2019, there have been no material changes with regards to these off-balance sheet arrangements.
Cash Flows
The following table presents Evergy's cash flows from operating, investing and financing activities.

Year to Date June 30	2019	2018
	(millions)
Cash flows from operating activities	$633.7	$397.2
Cash flows from (used in) investing activities	(529.5)	846.9
Cash flows from (used in) financing activities	(157.5)	32.6
Cash Flows from Operating Activities
Evergy's cash flows from operating activities increased $236.5 million year to date June 30, 2019, compared to the same period in 2018, primarily driven by a $252.3 million increase due to the inclusion of KCP&L's and GMO's cash flows from operating activities in the first five months of 2019 and $35.6 million of merger success fees paid by Evergy and Westar Energy upon the completion of the merger in June 2018; partially offset by a $53.8 million decrease in cash receipts from Westar Energy retail electric sales.
Cash Flows from (used in) Investing Activities
Evergy's cash flows used in investing activities increased $1,376.4 million year to date June 30, 2019, compared to the same period in 2018, primarily driven by $1,154.2 million of cash acquired from Great Plains Energy in June 2018; a $243.6 million increase in additions to property, plant and equipment due to the inclusion of KCP&L and GMO activity in the first five months of 2019; $140.6 million in proceeds from the settlement of deal contingent interest rate swaps in June 2018; partially offset by an increase of $63.7 million in proceeds primarily from Westar Energy COLI investments in 2019.

Cash Flows from (used in) Financing Activities
Evergy's cash flows used in financing activities increased $190.1 million year to date June 30, 2019, compared to the same period in 2018, primarily driven by the repurchase of common stock under repurchase plan of $1,128.7 million as a result of Evergy's share repurchase program in 2019; the repayment of KCP&L's $400.0 million of 7.15% Mortgage Bonds that matured in April 2019 and KGE's $300.0 million of 6.70% First Mortgage Bonds that matured in June 2019; and an increase of $68.0 million in collateralized short-term debt, net primarily due to repayments of $33.0 million and $20.0 million of Westar Energy's and KCP&L's receivable sale facilities in 2019, respectively; partially offset by a $1,257.9 million increase in short-term debt, net primarily due to Evergy's $1.0 billion of borrowings under its term loan credit facility entered into in March 2019; and a $493.3 million increase in net proceeds from long-term debt due to KCP&L's issuance of $400.0 million of 4.125% Mortgage Bonds and GMO's issuance of $100.0 million of 3.74% Senior Notes in March 2019.
WESTAR ENERGY, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Westar Energy is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Westar Energy's comparative results of operations.

Year to Date June 30	2019	Change	2018
	(millions)
Operating revenues	$1,182.3	$(68.8)	$1,251.1
Fuel and purchased power	230.4	(63.1)	293.5
SPP network transmission costs	126.3	(9.7)	136.0
Other operating expenses	353.3	(83.0)	436.3
Depreciation and amortization	220.4	34.7	185.7
Income from operations	251.9	52.3	199.6
Other expense, net	(6.0)	11.7	(17.7)
Interest expense	92.4	4.2	88.2
Income tax expense (benefit)	20.4	64.8	(44.4)
Equity in earnings of equity method investees, net of income taxes	2.4	—	2.4
Net income	135.5	(5.0)	140.5
Less: Net income attributable to noncontrolling interests	8.8	3.8	5.0
Net income attributable to Westar Energy, Inc.	$126.7	$(8.8)	$135.5

Westar Energy Utility Gross Margin and MWh Sales
The following table summarizes Westar Energy's utility gross margin and MWhs sold.

	Revenues and Expenses			MWhs Sold
Year to Date June 30	2019	Change	2018	2019	Change	2018
Retail revenues	(millions)			(thousands)
Residential	$371.5	$(29.9)	$401.4	2,930	(319)	3,249
Commercial	337.1	11.7	325.4	3,482	(85)	3,567
Industrial	197.2	11.9	185.3	2,737	12	2,725
Other retail revenues	10.2	0.3	9.9	24	(6)	30
Total electric retail	916.0	(6.0)	922.0	9,173	(398)	9,571
Wholesale revenues	114.8	(66.5)	181.3	3,571	(1,906)	5,477
Transmission revenues	137.8	(6.3)	144.1	N/A	N/A	N/A
Other revenues	13.7	10.0	3.7	N/A	N/A	N/A
Operating revenues	1,182.3	(68.8)	1,251.1	12,744	(2,304)	15,048
Fuel and purchased power	(230.4)	63.1	(293.5)
SPP network transmission costs	(126.3)	9.7	(136.0)
Utility gross margin (a)	$825.6	$4.0	$821.6

(a)	Utility gross margin is a non-GAAP financial measure. See explanation of utility gross margin under Evergy's Results of Operations.
Westar Energy's utility gross margin increased $4.0 million year to date June 30, 2019, compared to the same period in 2018 driven by:

•	a $22.3 million increase in revenue primarily due to one-time bill credits recorded in June 2018 as a result of conditions in the KCC merger order; and

•
a $12.4 million increase from new retail rates effective in September 2018, net of a $38.2 million provision for rate refund recorded for year to date June 30, 2018 for the change in the corporate income tax rate caused by the TCJA; partially offset by

•
a $30.7 million decrease primarily due to lower retail sales driven by cooler weather in the second quarter of 2019. For year to date June 30, 2019, compared to the same period in 2018, cooling degree days decreased 45%.

Westar Energy Other Operating Expenses (including operating and maintenance expense and taxes other than income tax)
Westar Energy's other operating expenses decreased $83.0 million year to date June 30, 2019, compared to the same period in 2018 primarily driven by:

•	$45.1 million of merger-related costs incurred in June 2018, consisting of:

◦
$39.9 million of change in control payments, voluntary severance and the recording of unrecognized equity compensation costs and the incremental fair value associated with the vesting of outstanding equity compensation awards in accordance with the Amended Merger Agreement; and

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

•	a $20.6 million decrease in plant operating and maintenance expense primarily due to obsolete inventory write-offs at retiring coal-fired units in June 2018; and

•	a $14.1 million decrease in transmission and distribution operating and maintenance expense primarily due to a higher level of vegetation management activity in 2018; partially offset by

•	a $10.7 million increase in taxes other than income taxes primarily due to increased property taxes.
Westar Energy Depreciation and Amortization
Westar Energy's depreciation and amortization expense increased $34.7 million year to date June 30, 2019, compared to the same period in 2018 primarily due to a change in depreciation rates effective in September 2018 as a result of Westar Energy's 2018 rate case.
Westar Energy Other Expense, Net
Westar Energy's other expense, net decreased $11.7 million year to date June 30, 2019, compared to the same period in 2018 primarily driven by an $8.7 million decrease due to recording higher COLI benefits in 2019.
Westar Energy Interest Expense
Westar Energy's interest expense increased $4.2 million year to date June 30, 2019, compared to the same period in 2018 primarily driven by a higher average balance and borrowing rates on commercial paper in 2019.
Westar Energy Income Tax Expense
Westar Energy's income tax expense increased $64.8 million year to date June 30, 2019, compared to the same period in 2018 primarily driven by:

•	a $52.6 million increase related to the revaluation of deferred income tax assets and liabilities based on the Evergy composite tax rate as a result of the merger in June 2018; and

•	a $16.4 million increase due to higher pre-tax income.
KANSAS CITY POWER & LIGHT COMPANY
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for KCP&L is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes KCP&L's comparative results of operations.

Year to Date June 30	2019	Change	2018
	(millions)
Operating revenues	$862.4	$13.1	$849.3
Fuel and purchased power	251.1	1.1	250.0
Other operating expenses	293.7	7.2	286.5
Depreciation and amortization	158.8	21.7	137.1
Income from operations	158.8	(16.9)	175.7
Other expense, net	(8.3)	2.7	(11.0)
Interest expense	63.4	(4.2)	67.6
Income tax expense	11.7	(40.6)	52.3
Net income	$75.4	$30.6	$44.8

KCP&L Utility Gross Margin and MWh Sales
The following table summarizes KCP&L's utility gross margin and MWhs sold.

	Revenues and Expenses			MWhs Sold
Year to Date June 30	2019	Change	2018	2019	Change	2018
Retail revenues	(millions)			(thousands)
Residential	$326.3	$(15.6)	$341.9	2,551	(238)	2,789
Commercial	379.4	1.3	378.1	3,703	(117)	3,820
Industrial	65.9	(0.4)	66.3	815	(42)	857
Other retail revenues	5.3	0.3	5.0	38	—	38
Total electric retail	776.9	(14.4)	791.3	7,107	(397)	7,504
Wholesale revenues	31.2	22.6	8.6	3,222	1,083	2,139
Transmission revenues	6.2	(1.0)	7.2	N/A	N/A	N/A
Other revenues	48.1	5.9	42.2	N/A	N/A	N/A
Operating revenues	862.4	13.1	849.3	10,329	686	9,643
Fuel and purchased power	(251.1)	(1.1)	(250.0)
Utility gross margin (a)	$611.3	$12.0	$599.3

(a)	Utility gross margin is a non-GAAP financial measure. See explanation of utility gross margin under Evergy's Results of Operations.
KCP&L's utility gross margin increased $12.0 million year to date June 30, 2019, compared to the same period in 2018 driven by:

•
a $23.9 million increase from new retail rates effective in December 2018, net of a $39.8 million provision for rate refund recorded for year to date June 30, 2018 for the change in the corporate income tax rate caused by the TCJA;

•	a $22.2 million increase in revenue primarily due to one-time bill credits recorded in June 2018 as a result of conditions in the KCC and MPSC merger orders; and

•
a $4.1 million increase in Missouri Energy Efficiency Investment Act (MEEIA) earnings opportunity related to the achievement of certain energy savings levels in the second cycle of KCP&L's MEEIA program; partially offset by

•
a $30.3 million decrease primarily due to lower retail sales driven by cooler weather in the second quarter of 2019. For year to date June 30, 2019, compared to the same period in 2018, cooling degrees days decreased 45%; and

•	a $7.9 million decrease for recovery of programs costs for energy efficiency programs under MEEIA, which have a direct offset in operating and maintenance expense.
KCP&L Other Operating Expenses (including operating and maintenance expense and taxes other than income tax)
KCP&L's other operating expenses increased $7.2 million year to date June 30, 2019, compared to the same period in 2018 primarily driven by:

•
a $23.2 million increase in operating and maintenance expense due to the net reallocation of incurred merger transition costs between KCP&L, Evergy, Westar Energy and GMO and the subsequent deferral of these transition costs to a regulatory asset in June 2018 for future recovery by KCP&L in accordance with the KCC and MPSC merger orders;

•	a $7.0 million increase in transmission and distribution operating and maintenance expense primarily due to costs incurred from storms that occurred in January 2019;

•	$5.2 million of voluntary severance expenses incurred in the first quarter of 2019; partially offset by

•	a $10.0 million decrease in various administrative and general operating and maintenance expenses, including labor, outside services and other miscellaneous expenses;

•	a $7.9 million decrease in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue;

•	a $7.6 million decrease in plant operating and maintenance expense at coal-fired units primarily driven by:

◦	a $3.7 million decrease primarily due to an extended maintenance outage at KCP&L's Iatan No. 2 Unit from March 2018 through early July 2018; and

◦	a $4.4 million decrease due to the retirement of KCP&L's Montrose Station in December 2018; and

•	a $2.4 million decrease in injuries and damages expense primarily due to an increase in estimated worker's compensation losses recorded in the second quarter of 2018.
KCP&L Depreciation and Amortization
KCP&L's depreciation and amortization increased $21.7 million year to date June 30, 2019, compared to the same period in 2018 driven by:

•	a $13.1 million increase primarily due to capital additions; and

•	an $8.6 million increase due to a change in depreciation rates effective in December 2018 as a result of KCP&L's 2018 Kansas rate case.
KCP&L Income Tax Expense
KCP&L's income tax expense decreased $40.6 million year to date June 30, 2019, compared to the same period in 2018 primarily driven by:

•	a $51.0 million decrease related to the revaluation of deferred income tax assets and liabilities based on the Evergy composite tax rate as a result of the merger in June 2018; partially offset by

•	a $15.5 million increase related to the revaluation of deferred income tax assets and liabilities as a result of the enactment of Missouri state income tax reform in June 2018.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of business, Evergy faces risks that are either non-financial or non-quantifiable. Such risks principally include business, legal, operational and credit risks and are discussed elsewhere in this document as well as in the Evergy Companies' combined 2018 Form 10-K and therefore are not represented here.
Evergy's interim period disclosures about market risk included in quarterly reports on Form 10-Q address material changes, if any, from the most recently filed annual report on Form 10-K. Therefore, these interim period disclosures should be read in conjunction with Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk included in the Evergy Companies' combined 2018 Form 10-K.
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

Changes in Internal Control Over Financial Reporting
There has been no change in Evergy’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Westar Energy's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Other Proceedings
The Evergy Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 2, 5 and 11 to the consolidated financial statements.  Such information is incorporated herein by reference.

ITEM 1A. RISK FACTORS
Actual results in future periods for the Evergy Companies could differ materially from historical results and the forward-looking statements contained in this report. The business of the Evergy Companies is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond their control. Additional risks and uncertainties not presently known or that management currently believes to be immaterial may also adversely affect the Evergy Companies. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors included in the 2018 Form 10-K for each of Evergy, KCP&L and Westar Energy, as well as Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed by Evergy, KCP&L and Westar Energy. There have been no material changes with regards to those risk factors. This information, as well as the other information included in this report and in the other documents filed with the SEC, should be carefully considered before making an investment in the securities of the Evergy Companies. Risk factors of KCP&L and Westar Energy are also risk factors of Evergy.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities
The following table provides information regarding purchases by Evergy of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2019.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased(a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(a)
April 1- 30	669,231	(b)	665,393	32,418,184
May 1- 31	216,788	$57.23	216,788	32,201,396
June 1- 30	8,532,739	(c)	8,532,739	23,668,657
Total	9,418,758		9,414,920	23,668,657
(a) In July 2018, the Evergy Board authorized the repurchase of up to 60 million shares of Evergy's common stock with no expiration date. Evergy expects to repurchase the 60 million shares by mid-2020. See Note 13 to the consolidated financial statements for additional information on Evergy's common stock repurchase program.
(b) Evergy repurchased 665,393 shares of common stock in the open market at an average price of $57.08. Evergy purchased 3,838 shares for withholding taxes related to performance share vesting at an average price of $55.30.
(c) In June 2019, the March 2019 ASR agreement was settled which resulted in the delivery of 1,469,419 additional shares of Evergy common stock at no additional cost. In total, 7,792,975 shares were delivered under this ASR at an average price paid per share of $57.74. In June 2019, Evergy entered into a new ASR agreement to purchase $500.0 million of Evergy common stock and through which 7,063,320 shares were delivered in June 2019. The final number of shares of Evergy common stock that will ultimately be delivered to Evergy, and therefore the average price paid per share, will be determined at the final settlement of the ASR by September 2019.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number		Description of Document	Registrant

31.1		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Evergy

31.2		Rule 13a-14(a)/15d-14(a) Certification of Anthony D. Somma.	Evergy

31.3		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	KCP&L

31.4		Rule 13a-14(a)/15d-14(a) Certification of Anthony D. Somma.	KCP&L

31.5		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Westar Energy

31.6		Rule 13a-14(a)/15d-14(a) Certification of Anthony D. Somma.	Westar Energy

32.1	*	Section 1350 Certifications.	Evergy

32.2	*	Section 1350 Certifications.	KCP&L

32.3	*	Section 1350 Certifications.	Westar Energy

101.INS	**	XBRL Instance Document.	n/a

101.SCH		Inline XBRL Taxonomy Extension Schema Document.	Evergy Westar Energy KCP&L

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Evergy Westar Energy KCP&L

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.	Evergy Westar Energy KCP&L

101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document.	Evergy Westar Energy KCP&L

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Evergy Westar Energy KCP&L
* Furnished and shall not be deemed filed for the purpose of Section 18 of the Exchange Act. Such document shall not be incorporated by reference into any registration statement or other document pursuant to the Exchange Act or the Securities Act of 1933, as amended, unless otherwise indicated in such registration statement or other document.
** The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
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

EVERGY, INC.

Dated:	August 7, 2019	By: /s/ Anthony D. Somma
(Anthony D. Somma)
(Executive Vice President and Chief Financial Officer)

WESTAR ENERGY, INC.

Dated:	August 7, 2019	By: /s/ Anthony D. Somma
(Anthony D. Somma)
(Executive Vice President and Chief Financial Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated:	August 7, 2019	By: /s/ Anthony D. Somma
(Anthony D. Somma)
(Executive Vice President and Chief Financial Officer)