Form 10-Q
period 2019-09-30
Evergy, Inc.; EVERGY METRO, INC.; EVERGY KANSAS CENTRAL, INC.
filed 2019-11-06
CIK 1711269, 54476, 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _______to_______

Exact name of registrant as specified in its charter,
Commission	state of incorporation, address of principal	I.R.S. Employer
File Number	executive offices and telephone number	Identification Number

001-38515	EVERGY, INC.	82-2733395
(a Missouri corporation)
1200 Main Street
Kansas City, Missouri 64105
(816) 556-2200

001-03523	EVERGY KANSAS CENTRAL, INC.	48-0290150
(formerly Westar Energy, Inc.)
(a Kansas corporation)
818 South Kansas Avenue
Topeka, Kansas 66612
(785) 575-6300

000-51873	EVERGY METRO, INC.	44-0308720
(formerly Kansas City Power & Light Company)
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

Evergy, Inc.		Yes	☒	No	☐

Evergy Kansas Central, Inc.		Yes	☒	No	☐

Evergy Metro, Inc.		Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Evergy, Inc.		Yes	☒	No	☐

Evergy Kansas Central, Inc.		Yes	☒	No	☐

Evergy Metro, Inc.		Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Evergy, Inc.	Large Accelerated Filer		☒	Accelerated Filer	☐	Non-accelerated Filer	☐	Smaller Reporting Company	☐	Emerging Growth Company	☐

Evergy Kansas Central, Inc.	Large Accelerated Filer		☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller Reporting Company	☐	Emerging Growth Company	☐

Evergy Metro, Inc.	Large Accelerated Filer		☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller Reporting Company	☐	Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.

Evergy, Inc.	☐

Evergy Kansas Central, Inc.	☐

Evergy Metro, Inc.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Evergy, Inc.		Yes	☐	No	☒

Evergy Kansas Central, Inc.		Yes	☐	No	☒

Evergy Metro, Inc.		Yes	☐	No	☒

On November 1, 2019, Evergy, Inc. had 227,903,192 shares of common stock outstanding.  On November 1, 2019, Evergy Metro, Inc. and Evergy Kansas Central, Inc. each had one share of common stock outstanding and held by Evergy, Inc.

Evergy Kansas Central, Inc. and Evergy Metro, Inc. meet the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format.

This combined Quarterly Report on Form 10-Q is provided by the following registrants: Evergy, Inc. (Evergy), Evergy Kansas Central, Inc. (Evergy Kansas Central) and Evergy Metro, Inc. (Evergy Metro) (collectively, the Evergy Companies). Information relating to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrants.
This report should be read in its entirety.  No one section of the report deals with all aspects of the subject matter.  It should be read in conjunction with the consolidated financial statements and related notes and with the management's discussion and analysis of financial condition and results of operations included in the 2018 Form 10-K for each of Evergy, Evergy Kansas Central and Evergy Metro.

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. Forward-looking statements include, but are not limited to, statements relating to the expected financial and operational benefits of the merger of Great Plains Energy Incorporated (Great Plains Energy) and Evergy Kansas Central that resulted in the creation of Evergy (including cost savings, operational efficiencies and the impact of the merger on earnings per share), cost estimates of capital projects, dividend growth, share repurchases, balance sheet and credit ratings, rebates to customers, the outcome of regulatory and legal proceedings, employee issues and other matters affecting future operations.
In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Evergy Companies are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information. These important factors include: future economic conditions and any related impact on sales, prices and costs; prices and availability of electricity in wholesale markets; market perception of the energy industry and the Evergy Companies; changes in business strategy or operations; the impact of unpredictable federal, state and local political, legislative, judicial and regulatory actions or developments, including deregulation, re-regulation and restructuring of the electric utility industry; decisions of regulators regarding, among other things, customer rates and the prudency of operational decisions such as capital expenditures and asset retirements; changes in applicable laws, regulations, rules, principles or practices, or the interpretations thereof, governing tax, accounting and environmental matters, including air and water quality and waste management and disposal; changes in the energy trading markets in which the Evergy Companies participate, including retroactive repricing of transactions by regional transmission organizations (RTO) and independent system operators; the impact of climate change, including reduced demand for coal-based energy because of actual or perceived climate impacts and the development of alternate energy sources; financial market conditions and performance, including changes in interest rates and credit spreads and in availability and cost of capital and the effects on derivatives and hedges, nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; the transition to a replacement for the LIBOR benchmark interest rate; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of terrorist acts, including cyber terrorism; ability to carry out marketing and sales plans; weather conditions, including weather-related damage and the impact on sales, prices and costs; cost, availability, quality and timely provision of equipment, supplies, labor and fuel; the inherent uncertainties in estimating the effects of weather, economic conditions, climate change and other factors on customer consumption and financial results; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; delays and cost increases of generation, transmission, distribution or other projects; the Evergy Companies' ability to manage their transmission and distribution development plans and transmission joint ventures; the inherent risks associated with the ownership and operation of a nuclear facility, including environmental, health, safety, regulatory and financial risks; workforce risks, including those related to increased costs of, or changes in, retirement, health care and other benefits; the possibility that the expected value creation from the merger will not be realized, or will not be realized within the expected time period; difficulties related to the integration; including the diversion of management time; difficulties in maintaining relationships with customers, employees, regulators or suppliers; disruption related to the rebranding of the Evergy Companies, including the impact of the rebranding on customers making timely payments; and other risks and uncertainties.
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

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

ACE	Affordable Clean Energy
AEP	American Electric Power Company, Inc.
AFUDC	Allowance for Funds Used During Construction
Amended Merger Agreement	Amended and Restated Agreement and Plan of Merger, dated as of July 9, 2017, by and among Great Plains Energy, Evergy Kansas Central, Monarch Energy Holding, Inc. and King Energy, Inc.
AROs	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASR	Accelerated share repurchase
ASU	Accounting Standards Update
BSER	Best system of emission reduction
CAA	Clean Air Act Amendments of 1990
CCRs	Coal combustion residuals
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
CPP	Clean Power Plan
CWA	Clean Water Act
D.C. Circuit	U.S. Court of Appeals for the D.C. Circuit
ELG	Effluent limitations guidelines
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERSP	Earnings Review and Sharing Plan
Evergy	Evergy, Inc. and its consolidated subsidiaries
Evergy Board	Evergy Board of Directors
Evergy Companies	Evergy, Evergy Kansas Central, and Evergy Metro, collectively, which are individual registrants within the Evergy consolidated group
Evergy Kansas Central	Evergy Kansas Central, Inc., formerly known as Westar Energy, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Kansas South	Evergy Kansas South, Inc., formerly known as Kansas Gas and Electric Company, a wholly-owned subsidiary of Evergy Kansas Central
Evergy Metro	Evergy Metro, Inc., formerly known as Kansas City Power & Light Company, a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Metro Mortgage Indenture	Evergy Metro General Mortgage Indenture and Deed of Trust dated as of December 1, 1986, as supplemented
Evergy Missouri West	Evergy Missouri West, Inc., formerly known as KCP&L Greater Missouri Operations Company, a wholly-owned subsidiary of Evergy
Evergy Transmission Company	Evergy Transmission Company, LLC, formerly known as GPE Transmission Holding Company, LLC
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas

Abbreviation or Acronym	Definition
Great Plains Energy	Great Plains Energy Incorporated
JEC	Jeffrey Energy Center
KCC	State Corporation Commission of the State of Kansas
KDHE	Kansas Department of Health & Environment
King Energy	King Energy, Inc., a wholly-owned subsidiary of Evergy
MDNR	Missouri Department of Natural Resources
MECG	Midwest Energy Consumers Group
MEEIA	Missouri Energy Efficiency Investment Act
Monarch Energy	Monarch Energy Holding, Inc.
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
NAV	Net Asset Value
NO2	Nitrogen dioxide
NSR	New source review
OPC	Office of the Public Counsel
PM	Particulate matter
Prairie Wind	Prairie Wind Transmission, LLC, 50% owned by Evergy Kansas Central
RSU	Restricted share unit
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
TCJA	Tax Cuts and Jobs Act
TFR	Transmission formula rate
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by Evergy Transmission Company
VIE	Variable interest entity
WIIN	Water Infrastructure Improvements for the Nation
Wolf Creek	Wolf Creek Generating Station
WOTUS	Waters of the United States

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2019	2018
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$50.1	$160.3
Receivables, net	268.8	193.7
Accounts receivable pledged as collateral	395.0	365.0
Fuel inventory and supplies	454.4	511.0
Income taxes receivable	65.3	68.0
Regulatory assets	204.8	303.9
Prepaid expenses and other assets	73.9	79.1
Total Current Assets	1,512.3	1,681.0
PROPERTY, PLANT AND EQUIPMENT, NET	18,976.1	18,782.5
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	163.8	169.2
OTHER ASSETS:
Regulatory assets	1,869.7	1,757.9
Nuclear decommissioning trust fund	541.0	472.1
Goodwill	2,336.6	2,338.9
Other	508.0	396.5
Total Other Assets	5,255.3	4,965.4
TOTAL ASSETS	$25,907.5	$25,598.1
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2019	2018
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$251.1	$705.4
Current maturities of long-term debt of variable interest entities	32.3	30.3
Notes payable and commercial paper	360.6	738.6
Collateralized note payable	395.0	365.0
Accounts payable	311.3	451.5
Accrued taxes	287.9	133.6
Accrued interest	110.7	110.9
Regulatory liabilities	59.6	110.2
Asset retirement obligations	58.2	49.8
Other	208.4	171.9
Total Current Liabilities	2,075.1	2,867.2
LONG-TERM LIABILITIES:
Long-term debt, net	8,749.2	6,636.3
Long-term debt of variable interest entities, net	18.8	51.1
Deferred income taxes	1,729.6	1,599.2
Unamortized investment tax credits	370.3	373.2
Regulatory liabilities	2,227.5	2,218.8
Pension and post-retirement liability	1,149.6	987.6
Asset retirement obligations	659.1	637.3
Other	338.4	236.7
Total Long-Term Liabilities	15,242.5	12,740.2
Commitments and Contingencies (Note 11)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value 227,901,556 and 255,326,252 shares issued, stated value	7,066.9	8,685.2
Retained earnings	1,603.1	1,346.0
Accumulated other comprehensive loss	(50.7)	(3.0)
Total Evergy, Inc. Shareholders' Equity	8,619.3	10,028.2
Noncontrolling Interests	(29.4)	(37.5)
Total Equity	8,589.9	9,990.7
TOTAL LIABILITIES AND EQUITY	$25,907.5	$25,598.1
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Year to Date September 30
	2019	2018	2019	2018
	(millions, except per share amounts)
OPERATING REVENUES	$1,577.6	$1,582.5	$4,016.2	$3,076.1
OPERATING EXPENSES:
Fuel and purchased power	357.3	383.7	978.9	748.9
SPP network transmission costs	62.4	58.4	188.7	194.4
Operating and maintenance	311.6	330.4	907.1	754.2
Depreciation and amortization	216.1	193.9	645.1	411.6
Taxes other than income tax	91.5	83.0	276.4	183.5
Total Operating Expenses	1,038.9	1,049.4	2,996.2	2,292.6
INCOME FROM OPERATIONS	538.7	533.1	1,020.0	783.5
OTHER INCOME (EXPENSE):
Investment earnings	1.8	4.9	7.6	6.2
Other income	2.8	1.6	17.1	5.3
Other expense	(19.7)	(30.8)	(57.2)	(55.2)
Total Other Expense, Net	(15.1)	(24.3)	(32.5)	(43.7)
Interest expense	90.8	89.1	277.3	191.3
INCOME BEFORE INCOME TAXES	432.8	419.7	710.2	548.5
Income tax expense	65.5	64.1	99.2	28.3
Equity in earnings of equity method investees, net of income taxes	3.6	2.0	7.9	4.7
NET INCOME	370.9	357.6	618.9	524.9
Less: Net income attributable to noncontrolling interests	4.1	2.6	12.9	7.6
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$366.8	$355.0	$606.0	$517.3
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO EVERGY (see Note 1)
Basic earnings per common share	$1.56	$1.32	$2.49	$2.61
Diluted earnings per common share	$1.56	$1.32	$2.49	$2.61
AVERAGE COMMON SHARES OUTSTANDING
Basic	234.6	268.6	243.5	197.9
Diluted	235.0	268.8	243.8	198.0
COMPREHENSIVE INCOME
NET INCOME	$370.9	$357.6	$618.9	$524.9
Derivative hedging activity
Loss on derivative hedging instruments	(29.4)	—	(64.4)	—
Income tax benefit	7.5	—	16.5	—
Net loss on derivative hedging instruments	(21.9)	—	(47.9)	—
Reclassification to expenses, net of tax	0.2	—	0.2	—
Derivative hedging activity, net of tax	(21.7)	—	(47.7)	—
Total other comprehensive loss	(21.7)	—	(47.7)	—
COMPREHENSIVE INCOME	349.2	357.6	571.2	524.9
Less: comprehensive income attributable to noncontrolling interest	4.1	2.6	12.9	7.6
COMPREHENSIVE INCOME ATTRIBUTABLE TO EVERGY, INC.	$345.1	$355.0	$558.3	$517.3
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2019	2018
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$618.9	$524.9
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	645.1	411.6
Amortization of nuclear fuel	42.6	28.6
Amortization of deferred refueling outage	19.4	14.7
Amortization of corporate-owned life insurance	16.5	17.2
Non-cash compensation	12.9	25.2
Net deferred income taxes and credits	111.4	47.8
Allowance for equity funds used during construction	(0.9)	(2.4)
Payments for asset retirement obligations	(11.6)	(15.9)
Equity in earnings of equity method investees, net of income taxes	(7.9)	(4.7)
Income from corporate-owned life insurance	(19.5)	(2.1)
Other	(3.6)	(3.9)
Changes in working capital items:
Accounts receivable	(68.4)	(34.9)
Accounts receivable pledged as collateral	(30.0)	(15.0)
Fuel inventory and supplies	57.0	44.6
Prepaid expenses and other current assets	65.7	(3.4)
Accounts payable	(111.5)	(58.5)
Accrued taxes	155.3	119.0
Other current liabilities	(77.7)	38.9
Changes in other assets	56.1	26.0
Changes in other liabilities	(22.5)	33.9
Cash Flows from Operating Activities	1,447.3	1,191.6
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(849.1)	(698.3)
Cash acquired from the merger with Great Plains Energy	—	1,154.2
Purchase of securities - trusts	(37.4)	(107.0)
Sale of securities - trusts	32.3	110.2
Investment in corporate-owned life insurance	(17.2)	(16.2)
Proceeds from investment in corporate-owned life insurance	99.1	6.5
Proceeds from settlement of interest rate swap	—	140.6
Other investing activities	0.2	(15.2)
Cash Flows from (used in) Investing Activities	(772.1)	574.8
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short term debt, net	(378.0)	(166.7)
Proceeds from term loan facility	1,000.0	—
Repayment of term loan facility	(1,000.0)	—
Collateralized short-term borrowings, net	30.0	15.0
Proceeds from long-term debt	2,374.0	22.9
Retirements of long-term debt	(701.1)	(127.4)
Retirements of long-term debt of variable interest entities	(30.3)	(28.5)
Payment for settlement of interest rate swap accounted for as a cash flow hedge	(69.8)	—
Borrowings against cash surrender value of corporate-owned life insurance	57.2	55.1
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(77.4)	(3.9)
Cash dividends paid	(347.5)	(350.4)
Repurchase of common stock under repurchase plan	(1,628.7)	(486.1)
Distributions to shareholders of noncontrolling interests	(8.5)	—
Other financing activities	(5.3)	(20.1)
Cash Flows used in Financing Activities	(785.4)	(1,090.1)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(110.2)	676.3
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period, including restricted cash of $0.0 and $0.1, respectively	160.3	3.5
End of period, including restricted cash of $0.0 and $0.1, respectively	$50.1	$679.8
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	AOCI	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2017	142,094,275	$2,734.8	$1,173.3	$—	$(47.7)	$3,860.4
Net income	—	—	60.5	—	2.4	62.9
Issuance of stock compensation and reinvested dividends, net of tax withholding	138,828	(3.7)	—	—	—	(3.7)
Dividends declared on common stock ($0.40 per share)	—	—	(57.7)	—	—	(57.7)
Stock compensation expense	—	2.5	—	—	—	2.5
Balance as of March 31, 2018	142,233,103	2,733.6	1,176.1	—	(45.3)	3,864.4
Net income	—	—	101.8	—	2.6	104.4
Issuance of stock to Great Plains Energy shareholders	128,947,518	6,979.9	—	—	—	6,979.9
Issuance of restricted common stock	122,505	—	—	—	—	—
Issuance of stock compensation and reinvested dividends, net of tax withholding	384,617	(13.3)	—	—	—	(13.3)
Dividends declared on common stock ($0.40 per share)	—	—	(57.8)	—	—	(57.8)
Stock compensation expense	—	19.3	—	—	—	19.3
Other	—	(1.4)	(0.1)	—	—	(1.5)
Balance as of June 30, 2018	271,687,743	9,718.1	1,220.0	—	(42.7)	10,895.4
Net income	—	—	355.0	—	2.6	357.6
Issuance of stock compensation and reinvested dividends, net of tax withholding	4,914	0.2	—	—	—	0.2
Dividends declared on common stock ($0.46 per share)	—	—	(122.0)	—	—	(122.0)
Dividend equivalents declared	—	—	(0.6)	—	—	(0.6)
Stock compensation expense	—	3.4	—	—	—	3.4
Repurchase of common stock	(6,895,073)	(486.1)	—	—	—	(486.1)
Other	—	0.8	0.1	—	—	0.9
Balance as of September 30, 2018	264,797,584	$9,236.4	$1,452.5	$—	$(40.1)	$10,648.8
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	AOCI	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2018	255,326,252	$8,685.2	$1,346.0	$(3.0)	$(37.5)	$9,990.7
Net income	—	—	99.5	—	3.9	103.4
Issuance of stock compensation and reinvested dividends, net of tax withholding	60,594	(1.6)	—	—	—	(1.6)
Dividends declared on common stock ($0.475 per share)	—	—	(119.8)	—	—	(119.8)
Stock compensation expense	—	5.4	—	—	—	5.4
Repurchase of common stock under repurchase plan	(10,548,060)	(578.3)	—	—	—	(578.3)
Consolidation of noncontrolling interests	—	—	—	—	3.8	3.8
Distributions to shareholders of noncontrolling interests	—	—	—	—	(1.4)	(1.4)
Derivative hedging activity, net of tax	—	—	—	(10.2)	—	(10.2)
Other	—	(0.3)	—	—	—	(0.3)
Balance as of March 31, 2019	244,838,786	8,110.4	1,325.7	(13.2)	(31.2)	9,391.7
Net income	—	—	139.7	—	4.9	144.6
Issuance of stock compensation and reinvested dividends, net of tax withholding	41,982	(0.7)	—	—	—	(0.7)
Dividends declared on common stock ($0.475 per share)	—	—	(115.8)	—	—	(115.8)
Dividend equivalents declared	—	—	(0.5)	—	—	(0.5)
Stock compensation expense	—	4.0	—	—	—	4.0
Repurchase of common stock under repurchase plan	(9,414,920)	(550.4)	—	—	—	(550.4)
Distributions to shareholders of noncontrolling interests	—	—	—	—	(2.1)	(2.1)
Derivative hedging activity, net of tax	—	—	—	(15.8)	—	(15.8)
Other	—	(0.3)	—	—	—	(0.3)
Balance as of June 30, 2019	235,465,848	7,563.0	1,349.1	(29.0)	(28.4)	8,854.7
Net income	—	—	366.8	—	4.1	370.9
Issuance of stock compensation and reinvested dividends, net of tax withholding	4,737	—	—	—	—	—
Dividends declared on common stock ($0.475 per share)	—	—	(111.9)	—	—	(111.9)
Dividend equivalents declared	—	—	(0.9)	—	—	(0.9)
Stock compensation expense	—	3.5	—	—	—	3.5
Repurchase of common stock under repurchase plan	(7,569,029)	(500.0)	—	—	—	(500.0)
Distributions to shareholders of noncontrolling interests	—	—	—	—	(5.1)	(5.1)
Derivative hedging activity, net of tax	—	—	—	(21.7)	—	(21.7)
Other	—	0.4	—	—	—	0.4
Balance as of September 30, 2019	227,901,556	$7,066.9	$1,603.1	$(50.7)	$(29.4)	$8,589.9
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2019	2018
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$7.7	$44.5
Receivables, net	140.7	84.3
Related party receivables	3.1	2.6
Accounts receivable pledged as collateral	200.0	185.0
Fuel inventory and supplies	247.7	276.8
Income taxes receivable	6.1	42.7
Regulatory assets	71.7	97.1
Prepaid expenses and other assets	29.9	35.0
Total Current Assets	706.9	768.0
PROPERTY, PLANT AND EQUIPMENT, NET	9,753.7	9,718.3
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	163.8	169.2
OTHER ASSETS:
Regulatory assets	696.6	700.4
Nuclear decommissioning trust fund	258.5	227.5
Other	266.7	233.4
Total Other Assets	1,221.8	1,161.3
TOTAL ASSETS	$11,846.2	$11,816.8
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2019	2018
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$250.0	$300.0
Current maturities of long-term debt of variable interest entities	32.3	30.3
Notes payable and commercial paper	182.4	411.7
Collateralized note payable	200.0	185.0
Accounts payable	128.4	154.4
Related party payables	8.6	14.9
Accrued taxes	146.6	88.6
Accrued interest	60.0	74.4
Regulatory liabilities	36.7	19.5
Asset retirement obligations	17.1	17.1
Other	121.0	83.0
Total Current Liabilities	1,183.1	1,378.9
LONG-TERM LIABILITIES:
Long-term debt, net	3,435.6	3,389.8
Long-term debt of variable interest entities, net	18.8	51.1
Deferred income taxes	824.7	815.4
Unamortized investment tax credits	247.7	249.7
Regulatory liabilities	1,114.7	1,101.8
Pension and post-retirement liability	456.6	474.7
Asset retirement obligations	268.9	264.0
Other	146.5	130.7
Total Long-Term Liabilities	6,513.5	6,477.2
Commitments and Contingencies (Note 11)
EQUITY:
Evergy Kansas Central, Inc. Shareholder's Equity:
Common stock - 1,000 shares authorized, $0.01 par value, 1 share issued	2,737.6	2,737.6
Retained earnings	1,441.4	1,260.6
Total Evergy Kansas Central, Inc. Shareholder's Equity	4,179.0	3,998.2
Noncontrolling Interests	(29.4)	(37.5)
Total Equity	4,149.6	3,960.7
TOTAL LIABILITIES AND EQUITY	$11,846.2	$11,816.8
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30		Year to Date September 30
	2019	2018	2019	2018
	(millions)
OPERATING REVENUES	$749.0	$764.8	$1,931.3	$2,015.9
OPERATING EXPENSES:
Fuel and purchased power	144.9	169.7	375.3	463.2
SPP network transmission costs	62.4	58.4	188.7	194.4
Operating and maintenance	140.4	141.7	396.4	491.4
Depreciation and amortization	110.9	95.9	331.3	281.6
Taxes other than income tax	48.0	42.2	145.3	128.8
Total Operating Expenses	506.6	507.9	1,437.0	1,559.4
INCOME FROM OPERATIONS	242.4	256.9	494.3	456.5
OTHER INCOME (EXPENSE):
Investment earnings (loss)	0.6	—	3.0	(0.4)
Other income	2.3	1.3	13.0	4.9
Other expense	(10.8)	(15.2)	(29.9)	(36.1)
Total Other Expense, Net	(7.9)	(13.9)	(13.9)	(31.6)
Interest expense	41.7	43.9	134.1	132.1
INCOME BEFORE INCOME TAXES	192.8	199.1	346.3	292.8
Income tax expense (benefit)	25.8	22.4	46.2	(22.0)
Equity in earnings of equity method investees, net of income taxes	1.2	1.3	3.6	3.7
NET INCOME	168.2	178.0	303.7	318.5
Less: Net income attributable to noncontrolling interests	4.1	2.6	12.9	7.6
NET INCOME ATTRIBUTABLE TO EVERGY KANSAS CENTRAL, INC.	$164.1	$175.4	$290.8	$310.9
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2019	2018
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$303.7	$318.5
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	331.3	281.6
Amortization of nuclear fuel	21.2	18.6
Amortization of deferred refueling outage	9.7	10.5
Amortization of corporate-owned life insurance	16.5	17.2
Non-cash compensation	—	19.9
Net deferred income taxes and credits	9.5	(34.2)
Allowance for equity funds used during construction	—	(2.4)
Payments for asset retirement obligations	(9.5)	(10.6)
Equity in earnings of equity method investees, net of income taxes	(3.6)	(3.7)
Income from corporate-owned life insurance	(18.8)	(2.1)
Other	(4.1)	(3.9)
Changes in working capital items:
Accounts receivable	(55.4)	(50.6)
Accounts receivable pledged as collateral	(15.0)	—
Fuel inventory and supplies	29.5	25.4
Prepaid expenses and other current assets	12.2	(7.0)
Accounts payable	(10.4)	36.2
Accrued taxes	92.8	74.4
Other current liabilities	(5.8)	23.2
Changes in other assets	23.8	22.9
Changes in other liabilities	(31.1)	(26.7)
Cash Flows from Operating Activities	696.5	707.2
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(418.4)	(510.3)
Purchase of securities - trusts	(12.6)	(96.1)
Sale of securities - trusts	13.4	101.2
Investment in corporate-owned life insurance	(16.4)	(16.2)
Proceeds from investment in corporate-owned life insurance	97.4	6.5
Other investing activities	(3.2)	(8.1)
Cash Flows used in Investing Activities	(339.8)	(523.0)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short term debt, net	(229.3)	48.3
Collateralized short-term debt, net	15.0	—
Proceeds from long-term debt	294.7	—
Retirements of long-term debt	(300.0)	—
Retirements of long-term debt of variable interest entities	(30.3)	(28.5)
Borrowings against cash surrender value of corporate-owned life insurance	54.2	55.1
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(76.3)	(3.9)
Cash dividends paid	(110.0)	(235.1)
Distributions to shareholders of noncontrolling interests	(8.5)	—
Other financing activities	(3.0)	(20.2)
Cash Flows used in Financing Activities	(393.5)	(184.3)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(36.8)	(0.1)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period, including restricted cash of $0.0 and $0.1, respectively	44.5	3.5
End of period, including restricted cash of $0.0 and $0.1, respectively	$7.7	$3.4
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy Kansas Central, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2017	142,094,275	$2,734.8	$1,173.3	$(47.7)	$3,860.4
Net income	—	—	60.5	2.4	62.9
Issuance of stock for compensation and reinvested dividends, net of tax withholding	138,828	(3.7)	—	—	(3.7)
Dividends declared on common stock	—	—	(57.7)	—	(57.7)
Stock compensation expense	—	2.5	—	—	2.5
Balance as of March 31, 2018	142,233,103	2,733.6	1,176.1	(45.3)	3,864.4
Net income	—	—	75.0	2.6	77.6
Issuance of stock for compensation and reinvested dividends, net of tax withholding	378,162	(13.5)	—	—	(13.5)
Stock cancelled pursuant to Amended Merger Agreement	(142,611,264)	—	—	—	—
Dividends declared on common stock	—	—	(57.8)	—	(57.8)
Stock compensation expense	—	17.4	—	—	17.4
Other	—	0.1	—	—	0.1
Balance as of June 30, 2018	1	2,737.6	1,193.3	(42.7)	3,888.2
Net income	—	—	175.4	2.6	178.0
Dividends declared on common stock	—	—	(66.0)	—	(66.0)
Balance as of September 30, 2018	1	$2,737.6	$1,302.7	$(40.1)	$4,000.2

Balance as of December 31, 2018	1	$2,737.6	$1,260.6	$(37.5)	$3,960.7
Net income	—	—	64.4	3.9	68.3
Dividends declared on common stock	—	—	(110.0)	—	(110.0)
Consolidation of noncontrolling interests	—	—	—	3.8	3.8
Distributions to shareholders of noncontrolling interests	—	—	—	(1.4)	(1.4)
Balance as of March 31, 2019	1	2,737.6	1,215.0	(31.2)	3,921.4
Net income	—	—	62.3	4.9	67.2
Distributions to shareholders of noncontrolling interests	—	—	—	(2.1)	(2.1)
Balance as of June 30, 2019	1	2,737.6	1,277.3	(28.4)	3,986.5
Net income	—	—	164.1	4.1	168.2
Distributions to shareholders of noncontrolling interests	—	—	—	(5.1)	(5.1)
Balance as of September 30, 2019	1	$2,737.6	$1,441.4	$(29.4)	$4,149.6
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2019	2018
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$3.4	$2.6
Receivables, net	84.2	62.7
Related party receivables	90.9	101.8
Accounts receivable pledged as collateral	130.0	130.0
Fuel inventory and supplies	157.2	177.6
Regulatory assets	79.3	130.9
Prepaid expenses	21.7	20.1
Other assets	15.9	16.8
Total Current Assets	582.6	642.5
PROPERTY, PLANT AND EQUIPMENT, NET	6,775.6	6,688.1
OTHER ASSETS:
Regulatory assets	628.6	495.2
Nuclear decommissioning trust fund	282.5	244.6
Other	138.9	50.1
Total Other Assets	1,050.0	789.9
TOTAL ASSETS	$8,408.2	$8,120.5
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2019	2018
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$400.0
Notes payable and commercial paper	74.9	176.9
Collateralized note payable	130.0	130.0
Accounts payable	138.6	211.1
Related party payables	0.6	—
Accrued taxes	110.0	39.7
Accrued interest	33.9	28.9
Regulatory liabilities	13.0	52.8
Asset retirement obligations	31.8	29.2
Accrued compensation benefits	43.2	52.5
Other	32.3	17.2
Total Current Liabilities	608.3	1,138.3
LONG-TERM LIABILITIES:
Long-term debt, net	2,524.6	2,130.1
Deferred income taxes	665.0	631.8
Unamortized investment tax credits	119.9	120.7
Regulatory liabilities	789.1	794.3
Pension and post-retirement liability	673.1	491.9
Asset retirement obligations	252.5	231.8
Other	182.8	81.8
Total Long-Term Liabilities	5,207.0	4,482.4
Commitments and Contingencies (Note 11)
EQUITY:
Common stock - 1,000 shares authorized, without par value, 1 share issued, stated value	1,563.1	1,563.1
Retained earnings	1,024.9	932.6
Accumulated other comprehensive income	4.9	4.1
Total Equity	2,592.9	2,499.8
TOTAL LIABILITIES AND EQUITY	$8,408.2	$8,120.5
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Year to Date September 30
	2019	2018	2019	2018
	(millions)
OPERATING REVENUES	$568.8	$559.6	$1,431.2	$1,408.9
OPERATING EXPENSES:
Fuel and purchased power	129.3	142.4	380.4	392.4
Operating and maintenance	111.2	127.3	341.2	354.5
Depreciation and amortization	80.2	71.9	239.0	209.0
Taxes other than income tax	32.6	28.6	96.3	87.9
Total Operating Expenses	353.3	370.2	1,056.9	1,043.8
INCOME FROM OPERATIONS	215.5	189.4	374.3	365.1
OTHER INCOME (EXPENSE):
Investment earnings	0.5	0.7	1.9	2.1
Other income	1.2	0.2	2.3	1.7
Other expense	(4.9)	(9.0)	(15.7)	(22.9)
Total Other Expense, Net	(3.2)	(8.1)	(11.5)	(19.1)
Interest expense	28.2	33.0	91.6	100.6
INCOME BEFORE INCOME TAXES	184.1	148.3	271.2	245.4
Income tax expense	32.2	28.0	43.9	80.3
NET INCOME	$151.9	$120.3	$227.3	$165.1
COMPREHENSIVE INCOME
NET INCOME	$151.9	$120.3	$227.3	$165.1
OTHER COMPREHENSIVE INCOME:
Derivative hedging activity
Reclassification to expenses, net of tax:	(0.1)	0.8	0.7	2.7
Derivative hedging activity, net of tax	(0.1)	0.8	0.7	2.7
Total other comprehensive income	(0.1)	0.8	0.7	2.7
COMPREHENSIVE INCOME	$151.8	$121.1	$228.0	$167.8
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2019	2018
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$227.3	$165.1
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	239.0	209.0
Amortization of nuclear fuel	21.4	18.7
Amortization of deferred refueling outage	9.7	10.3
Net deferred income taxes and credits	2.5	25.2
Allowance for equity funds used during construction	(0.9)	(1.2)
Payments for asset retirement obligations	(1.7)	(9.9)
Other	0.4	2.7
Changes in working capital items:
Accounts receivable	(4.1)	(41.0)
Fuel inventory and supplies	20.4	13.2
Prepaid expenses and other current assets	36.2	(3.6)
Accounts payable	(66.3)	(97.7)
Accrued taxes	70.3	97.9
Other current liabilities	(49.0)	8.5
Changes in other assets	32.7	28.3
Changes in other liabilities	18.6	79.0
Cash Flows from Operating Activities	556.5	504.5
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(313.0)	(310.6)
Purchase of securities - trusts	(24.8)	(27.9)
Sale of securities - trusts	18.9	22.5
Other investing activities	5.1	3.4
Cash Flows used in Investing Activities	(313.8)	(312.6)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short term debt, net	(102.0)	40.3
Proceeds from long-term debt	393.2	319.5
Retirements of long-term debt	(400.0)	(373.4)
Cash dividends paid	(135.0)	(180.0)
Other financing activities	1.9	2.9
Cash Flows used in Financing Activities	(241.9)	(190.7)
NET CHANGE IN CASH AND CASH EQUIVALENTS	0.8	1.2
CASH AND CASH EQUIVALENTS:
Beginning of period	2.6	2.2
End of period	$3.4	$3.4
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC
Consolidated Statements of Changes in Equity
(Unaudited)

	Common stock shares	Common Stock	Retained earnings	AOCI - Net gains (losses) on cash flow hedges	Total Equity
	(millions, except share amounts)
Balance as of December 31, 2017	1	$1,563.1	$949.7	$0.4	$2,513.2
Net income	—	—	20.2	—	20.2
Dividends declared on common stock	—	—	(60.0)	—	(60.0)
Derivative hedging activity, net of tax	—	—	—	0.9	0.9
Balance as of March 31, 2018	1	1,563.1	909.9	1.3	2,474.3
Net income	—	—	24.6	—	24.6
Dividends declared on common stock	—	—	(60.0)	—	(60.0)
Derivative hedging activity, net of tax	—	—	—	1.0	1.0
Balance as of June 30, 2018	1	1,563.1	874.5	2.3	2,439.9
Net income	—	—	120.3	—	120.3
Dividends declared on common stock	—	—	(60.0)	—	(60.0)
Derivative hedging activity, net of tax	—	—	—	0.8	0.8
Balance as of September 30, 2018	1	$1,563.1	$934.8	$3.1	$2,501.0

Balance as of December 31, 2018	1	$1,563.1	$932.6	$4.1	$2,499.8
Net income	—	—	16.0	—	16.0
Derivative hedging activity, net of tax	—	—	—	0.9	0.9
Balance as of March 31, 2019	1	1,563.1	948.6	5.0	2,516.7
Net income	—	—	59.4	—	59.4
Dividends declared on common stock	—	—	(65.0)	—	(65.0)
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of June 30, 2019	1	1,563.1	943.0	4.9	2,511.0
Net income	—	—	151.9	—	151.9
Dividends declared on common stock	—	—	(70.0)	—	(70.0)
Balance as of September 30, 2019	1	$1,563.1	$1,024.9	$4.9	$2,592.9
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
EVERGY KANSAS CENTRAL, INC.
EVERGY METRO, INC.
Combined Notes to Unaudited Consolidated Financial Statements
The notes to unaudited consolidated financial statements that follow are a combined presentation for Evergy, Inc., Evergy Kansas Central, Inc. and Evergy Metro, Inc., all registrants under this filing.  The terms "Evergy," "Evergy Kansas Central," "Evergy Metro" and "Evergy Companies" are used throughout this report.  "Evergy" refers to Evergy, Inc. and its consolidated subsidiaries, unless otherwise indicated.  "Evergy Kansas Central" refers to Evergy Kansas Central, Inc. and its consolidated subsidiaries, unless otherwise indicated. "Evergy Metro" refers to Evergy Metro, Inc. and its consolidated subsidiaries, unless otherwise indicated. "Evergy Companies" refers to Evergy, Evergy Kansas Central, and Evergy Metro, collectively, which are individual registrants within the Evergy consolidated group. The Evergy Companies' interim financial statements reflect all adjustments (which include normal, recurring adjustments) that are necessary, in the opinion of management, for a fair presentation of the results for the interim periods presented.
1. ORGANIZATION AND BASIS OF PRESENTATION
Organization
Evergy is a public utility holding company incorporated in 2017 and headquartered in Kansas City, Missouri. Evergy operates primarily through the following wholly-owned direct subsidiaries listed below. In September 2019, these wholly-owned direct subsidiaries were rebranded and renamed under the Evergy brand name.

•
Evergy Kansas Central Inc. (Evergy Kansas Central), formerly known as Westar Energy, Inc., is an integrated, regulated electric utility that provides electricity to customers in the state of Kansas. Evergy Kansas Central has one active wholly-owned subsidiary with significant operations, Evergy Kansas South, Inc. (Evergy Kansas South), formerly known as Kansas Gas and Electric Company.

•
Evergy Metro, Inc. (Evergy Metro), formerly known as Kansas City Power & Light Company, is an integrated, regulated electric utility that provides electricity to customers in the states of Missouri and Kansas.

•
Evergy Missouri West, Inc. (Evergy Missouri West), formerly known as KCP&L Greater Missouri Operations Company, is an integrated, regulated electric utility that provides electricity to customers in the state of Missouri.

•
Evergy Transmission Company, LLC (Evergy Transmission Company), formerly known as GPE Transmission Holding Company, LLC, owns 13.5% of Transource Energy, LLC (Transource) with the remaining 86.5% owned by AEP Transmission Holding Company, LLC, a subsidiary of American Electric Power Company, Inc. (AEP). Transource is focused on the development of competitive electric transmission projects. Evergy Transmission Company accounts for its investment in Transource under the equity method.

Evergy Kansas Central also owns a 50% interest in Prairie Wind Transmission, LLC (Prairie Wind), which is a joint venture between Evergy Kansas Central and affiliates of AEP and Berkshire Hathaway Energy Company. Prairie Wind owns a 108-mile, 345 kV double-circuit transmission line that provides transmission service in the Southwest Power Pool, Inc. (SPP). Evergy Kansas Central accounts for its investment in Prairie Wind under the equity method.

Since the rebranding in September 2019, Evergy Kansas Central, Evergy Kansas South, Evergy Metro and Evergy Missouri West have been conducting business in their respective service territories using the name Evergy. Collectively, the Evergy Companies have approximately 14,700 MWs of owned generating capacity and renewable purchased power agreements and engage in the generation, transmission, distribution and sale of electricity to approximately 1.6 million customers in the states of Kansas and Missouri.

Evergy was incorporated in 2017 as Monarch Energy Holding, Inc. (Monarch Energy), a wholly-owned subsidiary of Great Plains Energy Incorporated (Great Plains Energy). Prior to the closing of the merger transactions, Monarch Energy changed its name to Evergy and did not conduct any business activities other than those required for its formation and matters contemplated by the Amended and Restated Agreement and Plan of Merger, dated as of July 9, 2017, by and among Great Plains Energy, Evergy Kansas Central, Monarch Energy and King Energy, Inc. (King Energy), a wholly-owned subsidiary of Monarch Energy (Amended Merger Agreement). On June 4, 2018, in accordance with the Amended Merger Agreement, Great Plains Energy merged into Evergy, with Evergy surviving the merger and King Energy merged into Evergy Kansas Central, with Evergy Kansas Central surviving the merger. These merger transactions resulted in Evergy becoming the parent entity of Evergy Kansas Central and the direct subsidiaries of Great Plains Energy, including Evergy Metro and Evergy Missouri West. As a result of the closing of the merger transactions, each outstanding share of Great Plains Energy common stock was converted into 0.5981 shares of Evergy common stock, resulting in the issuance of 128.9 million shares. Additionally, each outstanding share of Evergy Kansas Central common stock was converted into 1 share of Evergy common stock.
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
Principles of Consolidation
Evergy Kansas Central was determined to be the accounting acquirer in the merger and thus, the predecessor of Evergy. Evergy had separate operations for the period beginning with the quarter ended June 30, 2018, and references to amounts for periods after the closing of the merger relate to Evergy. The results of Great Plains Energy's direct subsidiaries have been included in Evergy's results of operations from June 4, 2018, the date of the closing of the merger, and thereafter.
Each of Evergy's, Evergy Kansas Central's and Evergy Metro's unaudited consolidated financial statements includes the accounts of their subsidiaries and variable interest entities (VIEs) of which they are the primary beneficiary. Undivided interests in jointly-owned generation facilities are included on a proportionate basis.  Intercompany transactions have been eliminated. The Evergy Companies assess financial performance and allocate resources on a consolidated basis (i.e., operate in one segment).

Fuel Inventory and Supplies
The Evergy Companies record fuel inventory and supplies at average cost. The following table separately states the balances for fuel inventory and supplies.

	September 30	December 31
	2019	2018
Evergy	(millions)
Fuel inventory	$118.5	$168.9
Supplies	335.9	342.1
Fuel inventory and supplies	$454.4	$511.0
Evergy Kansas Central
Fuel inventory	$64.8	$87.8
Supplies	182.9	189.0
Fuel inventory and supplies	$247.7	$276.8
Evergy Metro
Fuel inventory	$37.1	$57.8
Supplies	120.1	119.8
Fuel inventory and supplies	$157.2	$177.6

Property, Plant and Equipment
The following tables summarize the property, plant and equipment of Evergy, Evergy Kansas Central and Evergy Metro.

September 30, 2019	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$27,492.5	$13,414.4	$10,673.6
Electric plant acquisition adjustment	740.6	740.6	—
Accumulated depreciation	(10,136.6)	(4,872.5)	(4,208.5)
Plant in service, net	18,096.5	9,282.5	6,465.1
Construction work in progress	747.2	404.9	244.4
Nuclear fuel, net	131.4	65.3	66.1
Plant to be retired, net(a)	1.0	1.0	—
Property, plant and equipment, net	$18,976.1	$9,753.7	$6,775.6

December 31, 2018	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$26,916.7	$13,176.7	$10,439.1
Electric plant acquisition adjustment	740.6	740.6	—
Accumulated depreciation	(9,694.1)	(4,642.8)	(4,022.4)
Plant in service, net	17,963.2	9,274.5	6,416.7
Construction work in progress	685.2	376.7	204.4
Nuclear fuel, net	133.1	66.1	67.0
Plant to be retired, net(a)	1.0	1.0	—
Property, plant and equipment, net	$18,782.5	$9,718.3	$6,688.1
(a) As of September 30, 2019, and December 31, 2018, represents the planned retirement of Evergy Kansas Central analog meters prior to the end of their remaining useful lives.

Other Income (Expense), Net
The table below shows the detail of other expense for each of the Evergy Companies.

	Three Months Ended September 30		Year to Date September 30
	2019	2018	2019	2018
Evergy	(millions)
Non-service cost component of net benefit cost	$(13.7)	$(17.6)	$(40.9)	$(32.8)
Other	(6.0)	(13.2)	(16.3)	(22.4)
Other expense	$(19.7)	$(30.8)	$(57.2)	$(55.2)
Evergy Kansas Central
Non-service cost component of net benefit cost	$(4.9)	$(7.2)	$(14.5)	$(19.0)
Other	(5.9)	(8.0)	(15.4)	(17.1)
Other expense	$(10.8)	$(15.2)	$(29.9)	$(36.1)
Evergy Metro(a)
Non-service cost component of net benefit cost	$(5.0)	$(6.7)	$(15.3)	$(19.7)
Other	0.1	(2.3)	(0.4)	(3.2)
Other expense	$(4.9)	$(9.0)	$(15.7)	$(22.9)
(a)Evergy Metro amounts are included in consolidated Evergy from June 4, 2018, the date of the closing of the merger, and thereafter.
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

The following table reconciles Evergy's basic and diluted EPS.

	Three Months Ended September 30		Year to Date September 30
	2019	2018	2019	2018
Income	(millions, except per share amounts)
Net income	$370.9	$357.6	$618.9	$524.9
Less: net income attributable to noncontrolling interests	4.1	2.6	12.9	7.6
Net income attributable to Evergy, Inc.	$366.8	$355.0	$606.0	$517.3
Common Shares Outstanding
Weighted average number of common shares outstanding - basic	234.6	268.6	243.5	197.9
Add: effect of dilutive securities	0.4	0.2	0.3	0.1
Weighted average number of common shares outstanding - dilutive	235.0	268.8	243.8	198.0
Basic and Diluted EPS	$1.56	$1.32	$2.49	$2.61

There were no anti-dilutive securities for the three months ended and year to date September 30, 2019 and 2018.
Dividends Declared
In November 2019, Evergy's Board of Directors (Evergy Board) declared a quarterly dividend of $0.505 per share on Evergy's common stock. The common dividend is payable December 20, 2019, to shareholders of record as of November 27, 2019.
In November 2019, Evergy Metro's Board of Directors declared a cash dividend payable to Evergy of up to $40.0 million, payable no later than December 19, 2019.

Supplemental Cash Flow Information

Year to Date September 30	2019	2018
Evergy	(millions)
Cash paid for (received from):
Interest, net of amounts capitalized	$240.8	$148.7
Interest of VIEs	1.6	2.3
Income taxes, net of refunds	(13.1)	0.6
Non-cash investing transactions:
Property, plant and equipment additions (reductions)	99.4	(24.8)
Non-cash financing transactions:
Issuance of stock for compensation and reinvested dividends	(0.3)	0.4
Evergy Kansas Central
Cash paid for (received from):
Interest, net of amounts capitalized	$109.4	$110.5
Interest of VIEs	1.6	2.3
Income taxes, net of refunds	1.8	—
Non-cash investing transactions:
Property, plant and equipment additions (reductions)	35.3	(42.0)
Evergy Metro(a)
Cash paid for (received from):
Interest, net of amounts capitalized	$83.5	$87.6
Income taxes, net of refunds	32.8	28.4
Non-cash investing transactions:
Property, plant and equipment additions	60.8	15.2
(a) Evergy Metro amounts are included in consolidated Evergy from June 4, 2018, the date of the closing of the merger, and thereafter.
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
The Evergy Companies adopted the new guidance on January 1, 2019, without adjusting comparative periods for all leases existing as of January 1, 2019, by electing the optional transition method permitted by ASU No. 2018-11. As a result, Evergy, Evergy Kansas Central and Evergy Metro recorded an increase to assets and liabilities of approximately $110 million, $40 million and $80 million, respectively, as of January 1, 2019. Evergy Kansas Central and Evergy Metro have certain lease transactions between them for which the related assets and liabilities are eliminated at consolidated Evergy. The adoption of Topic 842 did not have a material impact on the Evergy Companies' consolidated statements of income and comprehensive income and there was no cumulative-effect adjustment recorded to the opening balance of retained earnings. The Evergy Companies also elected a practical expedient to forgo reassessing existing or expired contracts as leases to determine whether each is in scope of Topic 842 and to forgo reassessing lease classification for existing and expired leases.
See Note 15 for additional disclosures about the Evergy Companies' leases.
2. MERGER OF GREAT PLAINS ENERGY AND EVERGY KANSAS CENTRAL
Description of Merger Transaction
On June 4, 2018, Evergy completed the mergers contemplated by the Amended Merger Agreement. As a result of the mergers, Great Plains Energy merged into Evergy, with Evergy surviving the merger and King Energy merged into Evergy Kansas Central, with Evergy Kansas Central surviving the merger. Following the completion of these mergers, Evergy Kansas Central and the direct subsidiaries of Great Plains Energy, including Evergy Metro and Evergy Missouri West, became wholly-owned subsidiaries of Evergy.
The merger was structured as a merger of equals in a tax-free exchange of shares that involved no premium paid or received with respect to either Great Plains Energy or Evergy Kansas Central. As a result of the closing of the merger transaction, each outstanding share of Great Plains Energy common stock was converted into 0.5981 shares of Evergy common stock and each outstanding share of Evergy Kansas Central common stock was converted into 1 share of Evergy common stock.
Purchase Price Allocation
Based on an evaluation of the provisions of Accounting Standards Codification (ASC) 805, Business Combinations, Evergy Kansas Central was determined to be the accounting acquirer in the merger. Pursuant to the Amended Merger Agreement, Great Plains Energy's common stock shares were exchanged for Evergy common stock shares at the fixed exchange rate of 0.5981. The total consideration transferred of $6,975.7 million, including $12.5 million for the fair value of equity compensation awards, was based on the closing price of Evergy Kansas Central on June 4, 2018.

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

3. REVENUE
Evergy's, Evergy Kansas Central's and Evergy Metro's revenues disaggregated by customer class are summarized in the following tables.

Three Months Ended September 30, 2019	Evergy	Evergy Kansas Central	Evergy Metro
Revenues	(millions)
Residential	$653.0	$268.9	$249.2
Commercial	539.1	219.3	234.1
Industrial	175.3	111.3	40.8
Other retail	16.0	5.6	7.0
Total electric retail	$1,383.4	$605.1	$531.1
Wholesale	96.3	67.7	23.5
Transmission	80.4	67.7	7.8
Industrial steam and other	6.2	1.7	0.6
Total revenue from contracts with customers	$1,566.3	$742.2	$563.0
Other	11.3	6.8	5.8
Operating revenues	$1,577.6	$749.0	$568.8

Year to Date September 30, 2019	Evergy	Evergy Kansas Central	Evergy Metro
Revenues	(millions)
Residential	$1,536.3	$640.4	$575.5
Commercial	1,391.2	556.4	613.5
Industrial	478.9	308.5	106.7
Other retail	35.3	15.8	12.3
Total electric retail	$3,441.7	$1,521.1	$1,308.0
Wholesale	251.7	182.5	54.7
Transmission	233.5	205.5	14.0
Industrial steam and other	18.9	4.6	2.3
Total revenue from contracts with customers	$3,945.8	$1,913.7	$1,379.0
Other	70.4	17.6	52.2
Operating revenues	$4,016.2	$1,931.3	$1,431.2

Three Months Ended September 30, 2018	Evergy	Evergy Kansas Central	Evergy Metro
Revenues	(millions)
Residential	$647.1	$270.5	$243.5
Commercial	530.5	217.4	231.1
Industrial	173.4	111.9	39.1
Other retail	10.9	5.4	2.7
Total electric retail	$1,361.9	$605.2	$516.4
Wholesale	118.5	82.4	29.9
Transmission	80.6	72.2	3.8
Industrial steam and other	6.0	1.5	0.7
Total revenue from contracts with customers	$1,567.0	$761.3	$550.8
Other	15.5	3.5	8.8
Operating revenues	$1,582.5	$764.8	$559.6

Year to Date September 30, 2018	Evergy	Evergy Kansas Central	Evergy Metro(a)
Revenues	(millions)
Residential	$1,169.4	$671.9	$585.4
Commercial	945.0	542.8	609.2
Industrial	375.5	297.2	105.4
Other retail	21.5	15.3	7.7
Total electric retail	$2,511.4	$1,527.2	$1,307.7
Wholesale	302.4	263.7	38.5
Transmission	227.6	216.3	11.0
Industrial steam and other	10.0	4.6	3.0
Total revenue from contracts with customers	$3,051.4	$2,011.8	$1,360.2
Other	24.7	4.1	48.7
Operating revenues	$3,076.1	$2,015.9	$1,408.9
(a)Evergy Metro amounts are included in consolidated Evergy from June 4, 2018, the date of the closing of the merger, and thereafter.

4. RECEIVABLES
The Evergy Companies' receivables are detailed in the following table.

	September 30	December 31
	2019	2018
Evergy	(millions)
Customer accounts receivable - billed	$19.5	$16.7
Customer accounts receivable - unbilled	155.9	91.2
Other receivables	102.3	95.0
Allowance for doubtful accounts	(8.9)	(9.2)
Total	$268.8	$193.7
Evergy Kansas Central
Customer accounts receivable - billed	$—	$—
Customer accounts receivable - unbilled	60.7	16.6
Other receivables	83.4	71.6
Allowance for doubtful accounts	(3.4)	(3.9)
Total	$140.7	$84.3
Evergy Metro
Customer accounts receivable - billed	$9.1	$7.8
Customer accounts receivable - unbilled	65.0	42.9
Other receivables	14.0	15.8
Allowance for doubtful accounts	(3.9)	(3.8)
Total	$84.2	$62.7

Evergy's, Evergy Kansas Central's and Evergy Metro's other receivables at September 30, 2019 and December 31, 2018, consisted primarily of receivables from partners in jointly-owned electric utility plants and wholesale sales receivables. As of September 30, 2019, other receivables for Evergy, Evergy Kansas Central and Evergy Metro included receivables from contracts with customers of $45.3 million, $41.3 million and $0.8 million, respectively. As of December 31, 2018, other receivables for Evergy, Evergy Kansas Central and Evergy Metro included receivables from contracts with customers of $65.8 million, $55.9 million and $5.5 million, respectively.
The Evergy Companies recorded bad debt expense related to contracts with customers as summarized in the following table.

	Three Months Ended September 30		Year to Date September 30
	2019	2018	2019	2018
	(millions)
Evergy	$11.4	$4.5	$22.0	$10.6
Evergy Kansas Central	2.0	1.1	5.4	6.2
Evergy Metro (a)	6.8	3.9	11.6	7.5
(a) Evergy Metro amounts are included in consolidated Evergy from June 4, 2018, the date of the closing of the merger, and thereafter.
Sale of Accounts Receivable
Evergy Kansas Central, Evergy Metro and Evergy Missouri West sell an undivided percentage ownership interest in their retail electric accounts receivable to independent outside investors. These sales of the undivided percentage ownership interests in accounts receivable to independent outside investors are accounted for as secured borrowings with accounts receivable pledged as collateral and a corresponding short-term collateralized note payable recognized on the balance sheets.  At September 30, 2019 and December 31, 2018, Evergy's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $395.0 million and $365.0 million, respectively. At September 30, 2019 and December 31, 2018, Evergy Kansas Central's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $200.0 million and

$185.0 million, respectively. At September 30, 2019 and December 31, 2018, Evergy Metro's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $130.0 million.
Each receivable sale facility expires in September 2020. Evergy Kansas Central's facility allows for $185.0 million in aggregate outstanding principal amount of borrowings from mid-October through mid-June and then $200.0 million from mid-June through mid-October. Evergy Metro's facility allows for $130.0 million in aggregate outstanding principal amount of borrowings at any time. Evergy Missouri West's facility allows for $50.0 million in aggregate outstanding principal amount of borrowings from mid-November through mid-June and then $65.0 million from mid-June through mid-November.
5. RATE MATTERS AND REGULATION
KCC Proceedings
Evergy Kansas Central 2019 Transmission Delivery Charge (TDC)
In March 2019, the KCC issued an order adjusting Evergy Kansas Central's retail prices to include updated transmission costs as reflected in the FERC transmission formula rate (TFR). The new prices were effective in April 2019 and are expected to decrease Evergy Kansas Central's annual retail revenues by $7.7 million.
Evergy Metro 2019 TDC
In April 2019, the KCC issued an order adjusting Evergy Metro's retail prices to include updated transmission costs as reflected in the FERC TFR. The new prices were effective in May 2019 and are expected to decrease Evergy Metro's annual retail revenues by $8.3 million.
Evergy Kansas Central Retail Energy Cost Adjustment (RECA) Recovery of 8% of Jeffrey Energy Center (JEC)
As part of the non-unanimous stipulation and agreement approved by the KCC in September 2018 in Evergy Kansas Central's 2018 rate case, it was agreed that in the event that Evergy Kansas Central purchased the 8% ownership interest in JEC that it had historically leased from a trust it would be entitled to file a request with the KCC to recover operating and maintenance and capital costs associated with the 8% ownership through its RECA as these amounts were not reflected in Evergy Kansas Central's rates established as part of the 2018 rate case.
In the first quarter of 2019, Evergy Kansas Central entered into an agreement with the trust to extend its lease of the 8% interest in JEC from the previous expiration date of January 2019 to August 2019 and to then purchase the 8% ownership interest from the trust at the time the lease expired. Pursuant to the agreement, Evergy Kansas Central's purchase of the 8% ownership interest of JEC closed in August 2019.
In March 2019, Evergy Kansas Central filed an application with the KCC to request recovery through the RECA of deferred lease expense and operating and maintenance expense incurred during the lease extension and future operating and maintenance expense subsequent to the purchase of the 8% ownership interest in JEC. In September 2019, the KCC issued an order finding that the lease extension and subsequent purchase of the 8% ownership interest by Evergy Kansas Central were not prudent and disallowed the recovery from retail customers of all associated capital and operating costs that were incurred during the lease extension and will be incurred in the future. The KCC order also provided that Evergy Kansas Central be allowed to retain any wholesale electricity sales associated with the 8% ownership interest of JEC.
As a result of the KCC order in September 2019, Evergy and Evergy Kansas Central recorded an $8.4 million pre-tax loss to operating and maintenance expense in their consolidated statements of income and comprehensive income for the three months ended and year to date September 30, 2019 associated with the write-off of a regulatory asset for the deferred lease expense and other operating expenses.
Evergy Kansas Central and Evergy Metro Earnings Review and Sharing Plan (ERSP)
As part of their merger settlement agreement with the KCC, Evergy Kansas Central and Evergy Metro agreed to participate in an ERSP for the years 2019 through 2022. Under the ERSP, Evergy Kansas Central's and Evergy Metro's Kansas jurisdiction are required to refund to customers 50% of annual earnings in excess of their authorized return on equity of 9.3% to the extent the excess earnings exceed the amount of Evergy Kansas Central's and Evergy Metro's annual merger bill credits for the year being measured.

As of September 30, 2019, Evergy Kansas Central and Evergy Metro estimate their 2019 annual earnings will not result in a refund obligation. Evergy Kansas Central and Evergy Metro expect to file their 2019 earnings calculations with the KCC in March 2020. The final refund obligation, if any, will be decided by the KCC and could vary from the current estimate.
MPSC Proceedings
Evergy Missouri West Other Proceedings
In December 2018, the Office of the Public Counsel (OPC) and the Midwest Energy Consumers Group (MECG) filed a petition with the MPSC requesting an accounting authority order (AAO) that would require Evergy Missouri West to record a regulatory liability for all revenues collected from customers for return on investment, non-fuel operations and maintenance costs, taxes including accumulated deferred income taxes, and all other costs associated with Sibley Station following the station’s retirement in November 2018.
In October 2019, the MPSC granted OPC's and MECG's request for an AAO and required Evergy Missouri West to record to a regulatory liability the revenues discussed above for consideration in Evergy Missouri West's next rate case, which is expected to be completed no later than 2022. Depending on the MPSC's decision in this next rate case, Evergy Missouri West could be required to refund to customers all or a portion of amounts collected in revenue for Sibley Station since December 2018 or, alternatively, could be required to make no refunds.
As a result of the MPSC order, Evergy has recorded a regulatory liability of $6.5 million as of September 30, 2019 for the estimated amount of revenues that Evergy Missouri West has collected from customers for Sibley Station since December 2018 that Evergy has determined is probable of refund and Evergy expects that it will continue to defer such amounts as collected from customers until new rates become effective in Evergy Missouri West's next rate case. The accrual for this estimated amount does not include certain revenues collected related to Sibley Station that Evergy has determined to not be probable of refund in the next rate case based on the relevant facts and circumstances. While Evergy has determined these additional revenues to not be probable of refund, the ultimate resolution of this matter in Evergy Missouri West's next rate case is uncertain and could result in an estimated loss of up to approximately $15 million in excess of the amount accrued per year until Evergy Missouri West's new rates become effective. Evergy's regulatory liability for probable refunds as of September 30, 2019 and estimated loss in excess of the amount accrued represent estimates that could change significantly based on ongoing developments including as a result of an appeal of the MPSC order, decisions in other regulatory proceedings that establish precedent applicable to this matter and positions of parties on this issue in a future Evergy Missouri West rate case.
Evergy Missouri West also expects that the MPSC's decision in its next rate case could impact the valuation of its $131.6 million regulatory asset as of September 30, 2019 for retired generation facilities. This regulatory asset is reduced by approximately $7 million of annual amortization expense which is an amount equal to the annual depreciation expense for the asset reflected in retail rates. See "Plant to be Retired, Net" within Note 1 to the consolidated financial statements of the Evergy Companies' 2018 Form 10-K for more information.
FERC Proceedings
Evergy Kansas Central TFR
Evergy Kansas Central's TFR, effective in January 2019, includes projected 2019 transmission capital expenditures and operating costs and is expected to decrease annual transmission revenues by $11.2 million when compared to 2018. This updated rate provided the basis for Evergy Kansas Central's request with the KCC to adjust its retail prices to include updated transmission costs as discussed above.
Evergy Kansas Central's TFR, effective in January 2020, includes projected 2020 transmission capital expenditures and operating costs and is expected to decrease annual transmission revenues by $13.6 million when compared to 2019. This updated rate will provide the basis for any subsequent requests by Evergy Kansas Central with the KCC to adjust its retail prices to include updated transmission costs.
Evergy Metro TFR
Evergy Metro's TFR, effective in January 2019, includes projected 2019 transmission capital expenditures and operating costs and is expected to decrease annual transmission revenues by $2.8 million when compared to 2018.

This updated rate provided the basis for Evergy Metro's request with the KCC to adjust its retail prices to include updated transmission costs as discussed above.
Evergy Metro's TFR, effective in January 2020, includes projected 2020 transmission capital expenditures and operating costs and is expected to decrease annual transmission revenues by $1.7 million when compared to 2019. This updated rate will provide the basis for any subsequent request by Evergy Metro with the KCC to adjust its retail prices to include updated transmission costs.
6. GOODWILL
Accounting rules require goodwill to be tested for impairment annually and when an event occurs indicating the possibility that an impairment exists. Evergy's impairment test for the $2,336.6 million of goodwill that was recorded as a result of the Great Plains Energy and Evergy Kansas Central merger was conducted as of May 1, 2019. The goodwill impairment test consists of comparing the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment. In the event that the carrying amount exceeds the fair value of the reporting unit, an impairment loss is recognized for the difference between the carrying amount of the reporting unit and its fair value. Evergy's consolidated operations are considered one reporting unit for assessment of impairment, as management assesses financial performance and allocates resources on a consolidated basis. The determination of fair value of the reporting unit consisted of two valuation techniques: an income approach consisting of a discounted cash flow analysis and a market approach consisting of a determination of reporting unit invested capital using a market multiple derived from the historical earnings before interest, income taxes, depreciation and amortization and market prices of the stock of peer companies. The results of the two techniques were evaluated and weighted to determine a point within the range that management considered representative of fair value for the reporting unit. The fair value of the reporting unit exceeded the carrying amount, including goodwill. As a result, there was no impairment of goodwill.
7. PENSION PLANS AND POST-RETIREMENT BENEFITS
Evergy and certain of its subsidiaries maintain, and Evergy Kansas Central and Evergy Metro participate in, qualified non-contributory defined benefit pension plans covering the majority of Evergy Kansas Central's and Evergy Metro's employees as well as certain non-qualified plans covering certain active and retired officers. Evergy is also responsible for its 94% ownership share of Wolf Creek Generating Station's (Wolf Creek) defined benefit plans, consisting of Evergy Kansas Central's and Evergy Metro's respective 47% ownership shares.
For the majority of employees, pension benefits under these plans reflect the employees' compensation, years of service and age at retirement. However, for the plan covering Evergy Kansas Central's employees, the benefits for non-union employees hired between 2002 and the second quarter of 2018 and union employees hired beginning in 2012 are derived from a cash balance account formula. The plan was closed to future non-union employees in 2018. For the plans covering Evergy Metro's employees, the benefits for union employees hired beginning in 2014 are derived from a cash balance account formula and the plans were closed to future non-union employees in 2014.
Evergy and its subsidiaries also provide certain post-retirement health care and life insurance benefits for substantially all retired employees of Evergy Kansas Central and Evergy Metro and their respective shares of Wolf Creek's post-retirement benefit plans.
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
For the three months ended and year to date September 30, 2019, Evergy and Evergy Metro recorded pension settlement charges of $14.5 million and $20.8 million, respectively, as a result of accelerated pension distributions related to voluntary severance programs. Evergy and Evergy Metro deferred substantially all of the charges to a regulatory asset and expects to recover these amounts over future periods pursuant to regulatory agreements.

The following tables provide the components of net periodic benefit costs prior to the effects of capitalization and sharing with joint owners of power plants.

	Pension Benefits			Post-Retirement Benefits
Three Months Ended September 30, 2019	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$19.1	$7.3	$11.8	$0.6	$0.2	$0.4
Interest cost	27.5	13.4	14.1	2.6	1.4	1.2
Expected return on plan assets	(27.0)	(13.7)	(12.3)	(2.5)	(1.7)	(0.8)
Prior service cost	0.5	0.5	0.2	0.1	0.1	—
Recognized net actuarial (gain)/loss	6.9	6.2	12.2	(0.3)	(0.1)	(0.3)
Settlement and special termination benefits	14.5	—	20.8	—	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	41.5	13.7	46.8	0.5	(0.1)	0.5
Regulatory adjustment	4.9	0.5	(14.7)	(0.8)	(0.7)	0.1
Intercompany allocations	—	—	(13.6)	—	—	(0.2)
Net periodic benefit costs (income)	$46.4	$14.2	$18.5	$(0.3)	$(0.8)	$0.4

	Pension Benefits			Post-Retirement Benefits
Year to Date September 30, 2019	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$57.3	$21.8	$35.5	$1.9	$0.8	$1.1
Interest cost	82.4	40.3	42.1	7.9	4.2	3.7
Expected return on plan assets	(80.9)	(41.1)	(36.9)	(7.5)	(5.0)	(2.5)
Prior service cost	1.5	1.3	0.7	0.3	0.3	—
Recognized net actuarial (gain)/loss	20.6	19.0	36.7	(0.9)	(0.4)	(1.1)
Settlement and special termination benefits	14.5	—	20.8	—	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	95.4	41.3	98.9	1.7	(0.1)	1.2
Regulatory adjustment	30.4	1.5	(15.9)	(2.5)	(2.2)	0.3
Intercompany allocations	—	—	(27.6)	—	—	(0.3)
Net periodic benefit costs (income)	$125.8	$42.8	$55.4	$(0.8)	$(2.3)	$1.2

	Pension Benefits			Post-Retirement Benefits
Three Months Ended September 30, 2018	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$20.2	$8.0	$12.2	$0.7	$0.4	$0.5
Interest cost	26.3	12.7	12.0	2.5	1.2	1.2
Expected return on plan assets	(27.0)	(13.9)	(13.9)	(2.5)	(1.8)	(0.7)
Prior service cost	0.3	0.2	0.2	0.1	0.1	—
Recognized net actuarial (gain)/loss	8.1	8.1	10.9	(0.1)	(0.1)	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	27.9	15.1	21.4	0.7	(0.2)	1.0
Regulatory adjustment	2.6	2.8	0.7	(0.4)	(0.4)	0.1
Intercompany allocations	—	—	(4.9)	—	—	(0.2)
Net periodic benefit costs (income)	$30.5	$17.9	$17.2	$0.3	$(0.6)	$0.9

	Pension Benefits			Post-Retirement Benefits
Year to Date September 30, 2018	Evergy	Evergy Kansas Central	Evergy Metro(a)	Evergy	Evergy Kansas Central	Evergy Metro(a)
Components of net periodic benefit costs	(millions)
Service cost	$40.4	$24.1	$36.5	$1.5	$1.0	$1.5
Interest cost	56.2	38.1	37.4	5.4	3.7	3.6
Expected return on plan assets	(59.3)	(41.9)	(41.6)	(6.2)	(5.2)	(2.1)
Prior service cost	0.6	0.5	0.5	0.3	0.3	—
Recognized net actuarial (gain)/loss	24.4	24.4	33.8	(0.4)	(0.4)	(0.1)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	62.3	45.2	66.6	0.6	(0.6)	2.9
Regulatory adjustment	8.4	8.4	2.1	(1.3)	(1.3)	(0.2)
Intercompany allocations	—	—	(17.1)	—	—	(0.8)
Net periodic benefit costs (income)	$70.7	$53.6	$51.6	$(0.7)	$(1.9)	$1.9
(a) Evergy Metro amounts are included in consolidated Evergy from June 4, 2018, the date of the closing of the merger, and thereafter.
The components of net periodic benefit costs other than the service cost component are included in other expense on the Evergy Companies' consolidated statements of income and comprehensive income.
Year to date September 30, 2019, Evergy, Evergy Kansas Central and Evergy Metro made pension contributions of $54.6 million, $36.0 million and $18.6 million, respectively. Evergy expects to make additional pension contributions of $73.7 million in 2019 to satisfy the Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and KCC and MPSC rate orders, of which $7.1 million is expected to be paid by Evergy Kansas Central and $66.6 million is expected to be paid by Evergy Metro.
Year to date September 30, 2019, Evergy, Evergy Kansas Central and Evergy Metro made post-retirement benefit contributions of $2.2 million, $1.1 million and $1.1 million, respectively. Evergy and Evergy Metro expect to make additional contributions of $1.4 million in 2019 to the post-retirement benefit plans.

8. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
Evergy's $2.5 billion master credit facility expires in 2023. Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West have borrowing capacity under the master credit facility with specific sublimits for each borrower. These sublimits can be unilaterally adjusted by Evergy for each borrower provided the sublimits remain within minimum and maximum sublimits as specified in the facility. A default by any borrower under the facility or one of their significant subsidiaries on other indebtedness totaling more than $100.0 million constitutes a default by that borrower under the facility. Under the terms of this facility, each of Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West is required to maintain a total indebtedness to total capitalization ratio, as defined in the facility, of not greater than 0.65 to 1.00 at all times. As of September 30, 2019, Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West were in compliance with this covenant.
The following table summarizes the committed credit facilities (excluding receivable sale facilities discussed in Note 4) available to the Evergy Companies as of September 30, 2019 and December 31, 2018.

		Amounts Drawn
	Credit Facility	Commercial Paper	Letters of Credit	Cash Borrowings	Available Borrowings	Weighted Average Interest Rate on Short-Term Borrowings
September 30, 2019	(millions)
Evergy, Inc.	$450.0	n/a	$1.0	$—	$449.0	—%
Evergy Kansas Central	1,000.0	182.4	9.2	—	808.4	2.29%
Evergy Metro	600.0	74.9	—	—	525.1	2.28%
Evergy Missouri West	450.0	103.3	2.1	—	344.6	2.30%
Evergy	$2,500.0	$360.6	$12.3	$—	$2,127.1

December 31, 2018
Evergy, Inc.	$450.0	n/a	$1.0	$—	$449.0	—%
Evergy Kansas Central	1,000.0	411.7	18.3	—	570.0	3.08%
Evergy Metro	600.0	176.9	2.7	—	420.4	2.95%
Evergy Missouri West	450.0	150.0	2.1	—	297.9	3.00%
Evergy	$2,500.0	$738.6	$24.1	$—	$1,737.3
In March 2019, Evergy entered into a $1.0 billion, 6-month term loan credit agreement with a group of banks to provide short-term financing for its common stock repurchase program. The agreement allowed for two term loans during the 6-month term of the agreement, in an aggregate principal amount not to exceed the credit limit of the agreement. At closing, Evergy borrowed $500.0 million under the agreement, allowing for one additional term loan borrowing in a principal amount up to $500.0 million. In June 2019, Evergy borrowed the remaining $500.0 million allowed under the agreement. In September 2019, Evergy repaid its $1.0 billion of borrowings under the term loan credit agreement with proceeds from its issuance of $1.6 billion of senior notes in September 2019.
9. LONG-TERM DEBT
Mortgage Bonds
In March 2019, Evergy Metro issued collateral mortgage bonds secured by the General Mortgage Indenture and Deed of Trust dated as of December 1, 1986, as supplemented (Evergy Metro Mortgage Indenture) to serve as collateral for Evergy Metro's obligations under the following outstanding unsecured senior notes:

•	$300.0 million of 3.15% Series, maturing in 2023;

•	$350.0 million of 3.65% Series, maturing in 2025;

•	$250.0 million of 6.05% Series, maturing in 2035;

•	$400.0 million of 5.30% Series, maturing in 2041;

•	$300.0 million of 4.20% Series, maturing in 2047; and

•	$300.0 million of 4.20% Series, maturing in 2048.
The collateral mortgage bonds were issued to the trustee for the unsecured senior notes, are only payable if Evergy Metro defaults on the underlying unsecured senior notes and do not increase the amount of outstanding debt for Evergy Metro.
As a result of the above transactions, Evergy Metro's outstanding senior notes have effectively become secured by the mortgage lien of the Evergy Metro Mortgage Indenture and will rank equally and ratably with all of Evergy Metro's mortgage bonds, regardless of series, from time to time issued and outstanding under the Evergy Metro Mortgage Indenture.
Also in March 2019, Evergy Metro issued, at a discount, $400.0 million of 4.125% Mortgage Bonds, maturing in 2049. Evergy Metro also repaid its $400.0 million of 7.15% Mortgage Bonds at maturity in April 2019.
In June 2019, Evergy Kansas South repaid its $300.0 million of 6.70% First Mortgage Bonds at maturity.
In August 2019, Evergy Kansas Central issued, at a discount, $300.0 million of 3.25% First Mortgage Bonds, maturing in 2049.
Senior Notes
In March 2019, Evergy Missouri West issued $100.0 million of 3.74% Senior Notes, maturing in 2022, under a note purchase agreement.
In September 2019, Evergy issued, at a discount, $800.0 million of 2.45% Senior Notes, maturing in 2024 and $800.0 million of 2.90% Senior Notes, maturing in 2029.
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
Level 2 –  Pricing inputs are not quoted prices in active markets but are either directly or indirectly observable. The types of assets and liabilities included in Level 2 are certain marketable debt securities, financial instruments traded in less than active markets or other financial instruments priced with models using highly observable inputs.
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
Interest Rate Derivatives
The Evergy Companies are exposed to market risks arising from changes in interest rates and may use derivative instruments to manage these risks. From time to time, risk management activities may include entering into interest rate swap agreements to protect against unfavorable interest rate changes relating to forecasted debt transactions. These interest rate swap agreements can be designated as cash flow hedges, in which case gains and losses on the interest rate swaps are deferred in other comprehensive income to be recognized as an adjustment to interest expense over the same period that the hedged interest payments affect earnings. The Evergy Companies classify all cash inflows and outflows for interest rate swap agreements accounted for as cash flow hedges of forecasted debt transactions as financing activities on their consolidated statements of cash flows.

In September 2019, Evergy issued $800.0 million of 2.90% Senior Notes and paid $69.8 million to settle an interest rate swap agreement with a notional amount of $500.0 million that was designated as a cash flow hedge of interest payments on the debt issuance. Evergy entered into the interest rate swap agreement in December 2018. The $69.8 million pre-tax loss was recorded in other comprehensive loss on Evergy's consolidated statements of comprehensive income and is being reclassified from accumulated other comprehensive loss to interest expense over the ten-year term of the debt. For the three months ended and year to date September 30, 2019, a $0.2 million loss has been reclassified from accumulated other comprehensive loss to interest expense on Evergy's consolidated statements of comprehensive income. As of September 30, 2019, Evergy expects to amortize $5.2 million to earnings from accumulated other comprehensive loss over the next twelve months.
Fair Value of Long-Term Debt
The Evergy Companies measure the fair value of long-term debt using Level 2 measurements available as of the measurement date. The book value and fair value of the Evergy Companies' long-term debt and long-term debt of variable interest entities is summarized in the following table.

	September 30, 2019		December 31, 2018
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt(a)	(millions)
Evergy(b)	$9,000.3	$9,843.1	$7,341.7	$7,412.1
Evergy Kansas Central	3,685.6	4,139.0	3,689.8	3,771.3
Evergy Metro	2,524.6	2,962.7	2,530.1	2,637.5
Long-term debt of variable interest entities(a)
Evergy	$51.1	$51.3	$81.4	$81.3
Evergy Kansas Central	51.1	51.3	81.4	81.3
(a) Includes current maturities.
(b) Book value as of September 30, 2019 and December 31, 2018, includes $129.2 million and $144.8 million, respectively, of fair value adjustments recorded in connection with purchase accounting for the Great Plains Energy and Evergy Kansas Central merger, which are not part of future principal payments and will amortize over the remaining life of the associated debt instrument.

Recurring Fair Value Measurements
The following tables include the Evergy Companies' balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	September 30, 2019	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$84.0	$77.5	$—	$—	$6.5
International equity funds	46.7	46.7	—	—	—
Core bond fund	36.6	36.6	—	—	—
High-yield bond fund	21.3	21.3	—	—	—
Emerging markets bond fund	17.2	17.2	—	—	—
Combination debt/equity/other fund	15.4	15.4	—	—	—
Alternative investments fund	24.8	—	—	—	24.8
Real estate securities fund	12.4	—	—	—	12.4
Cash equivalents	0.1	0.1	—	—	—
Total nuclear decommissioning trust	258.5	214.8	—	—	43.7
Rabbi trust
Core bond fund	25.5	—	—	—	25.5
Combination debt/equity/other fund	6.1	—	—	—	6.1
Cash equivalents	0.2	0.2	—	—	—
Total rabbi trust	31.8	0.2	—	—	31.6
Total	$290.3	$215.0	$—	$—	$75.3
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$193.7	$193.7	$—	$—	$—
Debt securities
U.S. Treasury	50.1	50.1	—	—	—
U.S. Agency	0.4	—	0.4	—	—
State and local obligations	2.2	—	2.2	—	—
Corporate bonds	33.0	—	33.0	—	—
Foreign governments	0.1	—	0.1	—	—
Cash equivalents	2.6	2.6	—	—	—
Other	0.4	—	0.4	—	—
Total nuclear decommissioning trust	282.5	246.4	36.1	—	—
Self-insured health plan trust(b)
Equity securities	0.5	0.5	—	—	—
Debt securities	6.1	1.3	4.8	—	—
Cash and cash equivalents	3.7	3.7	—	—	—
Total self-insured health plan trust	10.3	5.5	4.8	—	—
Total	$292.8	$251.9	$40.9	$—	$—
Other Evergy
Assets
Rabbi trusts
Fixed income fund	$13.3	$—	$—	$—	$13.3
Cash and cash equivalents	0.5	0.5	—	—	—
Total rabbi trusts	$13.8	$0.5	$—	$—	$13.3
Evergy
Assets
Nuclear decommissioning trust(a)	$541.0	$461.2	$36.1	$—	$43.7
Rabbi trusts	45.6	0.7	—	—	44.9
Self-insured health plan trust(b)	10.3	5.5	4.8	—	—
Total	$596.9	$467.4	$40.9	$—	$88.6

Description	December 31, 2018	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$70.6	$63.9	$—	$—	$6.7
International equity funds	36.2	36.2	—	—	—
Core bond fund	37.5	37.5	—	—	—
High-yield bond fund	18.9	18.9	—	—	—
Emerging markets bond fund	15.4	15.4	—	—	—
Combination debt/equity/other fund	12.9	12.9	—	—	—
Alternative investments fund	24.1	—	—	—	24.1
Real estate securities fund	11.8	—	—	—	11.8
Cash equivalents	0.1	0.1	—	—	—
Total nuclear decommissioning trust	227.5	184.9	—	—	42.6
Rabbi trust
Core bond fund	24.8	—	—	—	24.8
Combination debt/equity/other fund	5.6	—	—	—	5.6
Cash equivalents	0.2	0.2	—	—	—
Total rabbi trust	30.6	0.2	—	—	30.4
Total	$258.1	$185.1	$—	$—	$73.0
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$166.6	$166.6	$—	$—	$—
Debt securities
U.S. Treasury	42.1	42.1	—	—	—
U.S. Agency	0.4	—	0.4	—	—
State and local obligations	2.1	—	2.1	—	—
Corporate bonds	30.9	—	30.9	—	—
Foreign governments	0.1	—	0.1	—	—
Cash equivalents	1.7	1.7	—	—	—
Other	0.7	0.7	—	—	—
Total nuclear decommissioning trust	244.6	211.1	33.5	—	—
Self-insured health plan trust(b)
Equity securities	0.5	0.5	—	—	—
Debt securities	3.9	0.3	3.6	—	—
Cash and cash equivalents	8.0	8.0	—	—	—
Total self-insured health plan trust	12.4	8.8	3.6	—	—
Total	$257.0	$219.9	$37.1	$—	$—
Other Evergy
Assets
Rabbi trusts
Fixed income fund	$13.2	$—	$—	$—	$13.2
Total rabbi trusts	$13.2	$—	$—	$—	$13.2
Liabilities
Interest rate swaps(c)	$5.4	$—	$5.4	$—	$—
Total	$5.4	$—	$5.4	$—	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$472.1	$396.0	$33.5	$—	$42.6
Rabbi trust	43.8	0.2	—	—	43.6
Self-insured health plan trust(b)	12.4	8.8	3.6	—	—
Total	$528.3	$405.0	$37.1	$—	$86.2
Liabilities
Interest rate swaps(c)	$5.4	$—	$5.4	$—	$—
Total	$5.4	$—	$5.4	$—	$—

(a)	Fair value is based on quoted market prices of the investments held by the trust and/or valuation models.

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

Certain Evergy and Evergy Kansas Central investments included in the table above are measured at NAV as they do not have readily determinable fair values. In certain situations, these investments may have redemption restrictions.
The following table provides additional information on these Evergy and Evergy Kansas Central investments.

	September 30, 2019		December 31, 2018		September 30, 2019
	Fair	Unfunded	Fair	Unfunded	Redemption	Length of
	Value	Commitments	Value	Commitments	Frequency	Settlement
Evergy Kansas Central	(millions)
Nuclear decommissioning trust:
Domestic equity funds	$6.5	$3.6	$6.7	$4.3	(a)	(a)
Alternative investments fund(b)	24.8	—	24.1	—	Quarterly	65 days
Real estate securities fund(b)	12.4	—	11.8	—	Quarterly	65 days
Total	$43.7	$3.6	$42.6	$4.3
Rabbi trust:
Core bond fund	$25.5	$—	$24.8	$—	(c)	(c)
Combination debt/equity/other fund	6.1	—	5.6	—	(c)	(c)
Total	$31.6	$—	$30.4	$—
Other Evergy
Rabbi trusts:
Fixed income fund	$13.3	$—	$13.2	$—	(c)	(c)
Total Evergy investments at NAV	$88.6	$3.6	$86.2	$4.3

(a)
This investment is in five long-term private equity funds that do not permit early withdrawal. Investments in these funds cannot be distributed until the underlying investments have been liquidated, which may take years from the date of initial liquidation. Three funds have begun to make distributions. The initial investment in the fourth and fifth fund occurred in the second quarter of 2016 and first quarter of 2018, respectively. The fourth fund's term is 15 years, subject to the general partner's right to extend the term for up to three additional one-year periods.  The fifth fund's term will be 15 years after the initial closing date, subject to additional extensions approved by a fund advisory committee to provide for an orderly liquidation of fund investments and dissolution of the fund.

(b)	There is a holdback on final redemptions.

(c)	This investment can be redeemed immediately and is not subject to any restrictions on redemptions.

The Evergy Companies hold equity and debt investments classified as securities in various trusts including for the purposes of funding the decommissioning of Wolf Creek and for the benefit of certain retired executive officers of Evergy Kansas Central. The Evergy Companies record net realized and unrealized gains and losses on the nuclear decommissioning trusts in regulatory liabilities on their consolidated balance sheets and record net realized and unrealized gains and losses on the Evergy Companies' rabbi trusts in the consolidated statements of income and comprehensive income.
The following table summarizes the net unrealized gains (losses) for the Evergy Companies' nuclear decommissioning trusts and rabbi trusts.

	Three Months Ended September 30		Year to Date September 30
	2019	2018	2019	2018
Evergy Kansas Central	(millions)
Nuclear decommissioning trust - equity securities	$0.2	$6.5	$26.2	$(6.4)
Rabbi trust - equity securities	0.5	3.7	2.7	3.2
Total	$0.7	$10.2	$28.9	$(3.2)
Evergy Metro(a)
Nuclear decommissioning trust - equity securities	$(0.5)	$8.6	$24.7	$9.1
Nuclear decommissioning trust - debt securities	1.5	(0.5)	5.9	(2.8)
Total	$1.0	$8.1	$30.6	$6.3
Evergy
Nuclear decommissioning trust - equity securities	$(0.3)	$15.1	$50.9	$1.1
Nuclear decommissioning trust - debt securities	1.5	(0.5)	5.9	(0.8)
Rabbi trusts - equity securities	0.9	3.7	2.4	3.1
Total	$2.1	$18.3	$59.2	$3.4
(a) Evergy Metro amounts are included in consolidated Evergy from June 4, 2018, the date of the closing of the merger, and thereafter.
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
Cross-State Air Pollution Update Rule
In September 2016, the Environmental Protection Agency (EPA) finalized the Cross-State Air Pollution Update Rule (CSAPR). The final rule addresses interstate transport of nitrogen oxides emissions in 22 states including Kansas, Missouri and Oklahoma during the ozone season and the impact from the formation of ozone on downwind states with respect to the 2008 ozone National Ambient Air Quality Standards (NAAQS). Starting with the 2017 ozone season, the final rule revised the existing ozone season allowance budgets for Missouri and Oklahoma and established an ozone season budget for Kansas. In December 2018, the EPA finalized the CSAPR Close-Out Rule, which determined that the existing CSAPR Update Rule fully addresses applicable states' interstate pollution transport obligations for the 2008 ozone NAAQS. Therefore, the EPA is proposing no additional reduction in the current ozone season allowance budgets in order to address obligations for the 2008 ozone NAAQS. Various states and others challenged the rule in the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit). In September 2019, the D.C. Circuit granted these petitions and remanded a portion of the CSAPR Update Rule back to EPA. The D.C. Circuit found that the rule does not establish deadlines for upwind states to eliminate emission impacts on downwind states' nonattainment areas. This is only applicable to those upwind states determined to have a significant impact on the applicable nonattainment areas. Due to the uncertainty in what the future CSAPR Update Rule will include, the Evergy Companies cannot determine the impact on their operations or consolidated financial results, but the impacts could be material.
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
In October 2015, the EPA strengthened the ozone NAAQS by lowering the standards from 75 ppb to 70 ppb. In November 2017, the EPA designated all counties in the State of Kansas as well as the Missouri counties in Evergy Metro's and Evergy Missouri West's service territories as attainment/unclassifiable. It is not expected that this change will have a material impact on the Evergy Companies' consolidated financial results.
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
In October 2015, the EPA published a rule establishing new source performance standards (NSPS) for GHGs that limit CO2 emissions for new, modified and reconstructed coal and natural gas fueled electric generating units to various levels per MWh depending on various characteristics of the units. Legal challenges to the GHG NSPS have been filed in the D.C. Circuit by various states and industry members. Also, in October 2015, the EPA published a rule establishing guidelines for states to regulate CO2 emissions from existing power plants. The standards for existing plants are known as the Clean Power Plan (CPP). Under the CPP, achievement of interim emissions performance rates would have been required beginning in 2022 and final emissions performance rates would have been required by 2030. Legal challenges to the CPP were filed by groups of states and industry members, including Evergy Kansas Central, in the D.C. Circuit. The CPP was stayed by the Supreme Court in February 2016 and the D.C. Circuit has subsequently held the litigation in abeyance. Accordingly, the CPP was not implemented by the states.
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
In August 2018, the EPA published in the Federal Register proposed regulations, which contained (1) emission guidelines for GHG emissions from existing electric utility generating units (EGUs), (2) revisions to emission guideline implementing regulations and (3) revisions to the new source review (NSR) program. These emission guidelines are better known as the Affordable Clean Energy (ACE) Rule. In July 2019, the EPA published in the Federal Register the final ACE Rule with one significant change from the proposal. The NSR program revisions were not included in the final version and are expected to be addressed in a future rulemaking. The ACE Rule establishes emission guidelines for states to use in the development of plans to reduce GHG emissions from existing coal-fired EGUs. This rule defines the "best system of emission reduction" (BSER) for GHG emissions from existing coal-fired EGUs as on-site, heat-rate efficiency improvements. The final rule also provides states with a list of candidate technologies that can be used to establish standards of performance and incorporate these performance standards into state plans. In order for the states to be able to effectively implement the emission guidelines contained in the ACE Rule, the EPA is finalizing new regulations under 111(d) of the CAA to help clarify this process. The ACE Rule became effective in September 2019. In conjunction with the finalization of the ACE Rule, the EPA also repealed the CPP. Also in September 2019, the D.C. Circuit granted motions to dismiss challenges to the CPP and challenges to EPA's denial of reconsideration of the CPP.
In December 2018, the EPA released a proposed rule to revise the existing GHG NSPS for new, modified and reconstructed fossil fuel-fired EGUs, which was issued in October 2015.  This proposed rule would determine that BSER for new EGUs is "the most efficient demonstrated steam cycle (e.g., supercritical steam conditions for large units and subcritical steam conditions for small units) in combination with the best operating practices."  This replaces the current determination that BSER for these units is the use of partial carbon capture and sequestration technology. The EPA is also proposing to address, in potential future rule making, existing operational limitations imposed by the rule on aero-derivative simple cycle combustion turbines.
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
Water
The Evergy Companies discharge some of the water used in generation and other operations. This water may contain substances deemed to be pollutants. A November 2015 EPA rule establishes effluent limitations guidelines (ELG) and standards for wastewater discharges, including limits on the amount of toxic metals and other pollutants that can be discharged. Implementation timelines for this 2015 rule vary from 2018 to 2023. In April 2017, the EPA announced it is reconsidering the ELG rule. In September 2017, the EPA finalized a rule to postpone the compliance dates for the new, more stringent, effluent limitations and pretreatment standards for bottom ash transport water and flue gas desulfurization wastewater. These compliance dates have been postponed for two years while the EPA completes its administrative reconsideration of the ELG rule. In April 2019, the U.S. Court of Appeals for the 5th Circuit (5th Circuit) issued a ruling that vacates and remands portions of the ELG rule. The 5th Circuit ruled in favor of environmental groups who argued that EPA did not set appropriate limits for the best available technology economically achievable for legacy waste water and leachate. The Evergy Companies are evaluating the 5th Circuit ruling, the existing ELG rule and related developments and cannot predict the resulting impact on their operations or consolidated financial results but believe costs to comply could be material if the rule is implemented in its current or substantially similar form.
On November 4, 2019, the EPA released a pre-publication version of a proposed modification to the ELG rule. The proposed rule modifies numeric limits for flue gas desulfurization (FGD) wastewater and adds a 10% volumetric purge limit for bottom ash transport water. The timeline for final FGD wastewater compliance is also delayed by two years to December 31, 2025. The Evergy Companies are in the process of reviewing the proposed rule and the costs to comply with these changes could be material.
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
Evergy Metro holds a permit from the Missouri Department of Natural Resources (MDNR) covering water discharge from its Hawthorn Station.  The permit authorizes Evergy Metro to, among other things, withdraw water from the Missouri River for cooling purposes and return the heated water to the Missouri River.  Evergy Metro has applied for a renewal of this permit and the EPA has submitted an interim objection letter regarding the allowable amount of heat that can be contained in the returned water.  Until this matter is resolved, Evergy Metro continues to operate under its current permit. Evergy and Evergy Metro cannot predict the outcome of this matter; however, while less significant outcomes are possible, this matter may require a reduction in generation, installation of cooling towers or other technology to cool the water, or both, any of which could have a material impact on Evergy's and Evergy Metro's operations and consolidated financial results.
In June 2015, the EPA along with the U.S. Army Corps of Engineers issued a final rule, effective August 2015, defining the Waters of the United States (WOTUS) for purposes of the CWA. Various states and others filed lawsuits challenging the WOTUS rule. In February 2018, the EPA and the U.S. Army Corps of Engineers finalized a rule adding an applicability date to the 2015 rule, which made the implementation date of the rule February 2020. In October 2019, the EPA and the U.S. Army Corps of Engineers issued a final rule that will repeal the 2015 rule effective in December 2019. This new rule recodifies the regulatory definition of WOTUS that existed before the 2015 rule.
Regulation of Coal Combustion Residuals
In the course of operating their coal generation plants, the Evergy Companies produce coal combustion residuals (CCRs), including fly ash, gypsum and bottom ash. Some of this ash production is recycled, principally by selling to the aggregate industry. The EPA published a rule to regulate CCRs in April 2015, which will require additional CCR handling, processing and storage equipment and closure of certain ash disposal units. The Water Infrastructure Improvements for the Nation (WIIN) Act allows states to achieve delegated authority for CCR rules from the EPA. The Kansas Department of Health and Environment (KDHE) and MDNR have both determined that they will wait before proceeding with plans to regulate CCRs until current legal action associated with the CCR rule is final and planned upcoming modifications to the CCR rule are complete.
On July 30, 2018, the EPA published in the Federal Register a final rule called the Phase I, Part I CCR Remand Rule in order to modify portions of the 2015 rulemaking. The Phase I, Part I rule provides a timeline extension for unlined impoundments and landfills that must close due to groundwater impacts or location restriction and sets risk-based limits for certain groundwater constituents where a maximum contaminant level did not previously exist.
On August 21, 2018, the D.C. Circuit issued a ruling in the CCR rule litigation between the Utility Solid Waste Activities Group, the EPA and environmental organizations. Portions of the rule were vacated and were remanded back to the EPA for modification. Potential revisions to remanded sections will force all unlined surface impoundments to close regardless of groundwater conditions. Any changes to the rule based on this court decision will require additional rulemaking from the EPA.
In October 2018, a coalition of environmental groups (including Sierra Club) filed a petition for review in the D.C. Circuit challenging the Phase I, Part I revisions to the CCR Rule. In November 2018, this coalition requested the EPA to stay the October 31, 2020, deadline extension for initiating closure for unlined impoundments and landfills that must close due to groundwater impacts or location restrictions. The EPA rejected this request and the coalition filed a petition with the D.C. Circuit for a similar stay. In response, the EPA filed a motion with the D.C. Circuit to voluntarily remand the Part I, Phase I rule. In March 2019, the D.C. Circuit issued a ruling to grant EPA's motion to remand the rule. This ruling maintains the current October 31, 2020, deadline extension. As the EPA works on a rule modification, it is possible that this October 31, 2020, deadline will be modified. If the date is accelerated, some CCR units in the Evergy Companies' fleet could have to initiate closure on an earlier timeline than currently planned, the results of which could be material.

On August 14, 2019, the EPA published in the Federal Register a proposed rule called the Phase II CCR Rule. This rule modifies the current CCR rule in response to court remands and EPA settlements stemming from litigation involving the original rule. This proposed rule, in its current form, is not expected to have a material impact on the Evergy Companies' operations or consolidated financial results.
On November 4, 2019, the EPA released a pre-publication version of a proposed rule modification called the "Phase A CCR Rule." This proposal addresses the D.C. Circuit-ruled vacatur from August 2018 along with the voluntary remand that occurred in March 2019. The proposal requires a deadline of August 31, 2020 for unlined and clay-lined surface impoundments to stop receiving waste and to initiate closure compared with the existing deadline of October 31, 2020. There is also an option for a 90-day extension on a case-by-case basis. The proposal also allows these surface impoundments to continue operating until October 2028 if there is a commitment to retire the associated coal-fired boiler(s). The Evergy Companies are in the process of reviewing the proposed rule and the costs to comply with these changes could be material.
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
12. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
In the normal course of business, Evergy Kansas Central, Evergy Metro and Evergy Missouri West engage in related party transactions with one another. A summary of these transactions and the amounts associated with them is provided below. Transactions between Evergy Kansas Central and either Evergy Metro or Evergy Missouri West prior to June 4, 2018, the date of the merger, are not reflected below.
Jointly-Owned Plants and Shared Services
Evergy Metro employees manage Evergy Missouri West's business and operate its facilities at cost, including Evergy Missouri West's 18% ownership interest in Evergy Metro's Iatan Nos. 1 and 2.  The operating expenses and capital costs billed from Evergy Metro to Evergy Missouri West were $41.6 million and $125.8 million for the three months ended and year to date September 30, 2019, respectively. These costs totaled $43.4 million and $139.6 million for the three months ended and year to date September 30, 2018, respectively.
Evergy Kansas Central employees manage JEC and operate its facilities at cost, including Evergy Missouri West's 8% ownership interest in JEC. The operating expenses and capital costs billed from Evergy Kansas Central to Evergy Missouri West for JEC and other various business activities were $4.5 million and $17.2 million for the three months ended and year to date September 30, 2019, respectively. These costs totaled $0.8 million and $4.5 million for the three months ended and year to date September 30, 2018, respectively.
Evergy Metro employees manage La Cygne Station and operate its facilities at cost, including Evergy Kansas Central's 50% interest in La Cygne Station. Evergy Metro and Evergy Kansas Central employees also provide one another with shared service support, including costs related to human resources, information technology, accounting and legal services. The operating expenses and capital costs billed from Evergy Metro to Evergy Kansas Central were $33.0 million and $108.8 million for the three months ended and year to date September 30, 2019, respectively. These costs totaled $35.5 million and $50.8 million for the three months and year to date September 30, 2018, respectively. The operating and capital costs billed from Evergy Kansas Central to Evergy Metro were $9.7 million and $26.0 million for the three months ended and year to date September 30, 2019, respectively. These costs totaled $4.8 million and $10.8 million for the three months ended and year to date September 30, 2018, respectively.
Money Pool
Evergy Metro and Evergy Missouri West are also authorized to participate in the Evergy, Inc. money pool, an internal financing arrangement in which funds may be lent on a short-term basis to Evergy Metro and Evergy

Missouri West from Evergy, Inc. and between Evergy Metro and Evergy Missouri West. At September 30, 2019 and December 31, 2018, Evergy Metro had no outstanding receivables or payables under the money pool.
Related Party Net Receivables and Payables
The following table summarizes Evergy Kansas Central's and Evergy Metro's related party net receivables and payables.

	September 30	December 31
	2019	2018
Evergy Kansas Central	(millions)
Net receivable from Evergy Missouri West	$1.7	$2.6
Net payable to Evergy Metro	(6.9)	(13.5)
Net payable to Evergy	(0.3)	(1.4)

Evergy Metro
Net receivable from Evergy Missouri West	$66.7	$72.6
Net receivable from Evergy Kansas Central	6.9	13.5
Net receivable from Evergy	16.7	15.7

Tax Allocation Agreement
Evergy files a consolidated federal income tax return as well as unitary and combined income tax returns in several state jurisdictions with Kansas and Missouri being the most significant. Income taxes for consolidated or combined subsidiaries are allocated to the subsidiaries based on separate company computations of income or loss. As of September 30, 2019 and December 31, 2018, Evergy Kansas Central had income taxes receivable from Evergy of $6.1 million and $42.7 million, respectively. As of September 30, 2019 and December 31, 2018, Evergy Metro had income taxes payable to Evergy of $10.6 million and $2.0 million, respectively.
Leases
Evergy Metro leases certain transmission equipment from Evergy Kansas Central. This lease was entered into prior to the merger in an arms-length transaction and is accounted for as an operating lease. As of September 30, 2019, Evergy Metro had a right-of-use asset of $29.6 million recorded within other long-term assets, $0.6 million of lease liability recorded in other current liabilities and $29.0 million of lease liability recorded in other long-term liabilities on its consolidated balance sheet related to this lease. The assets and liabilities related to this lease between Evergy Kansas Central and Evergy Metro are eliminated at consolidated Evergy.
13. SHAREHOLDERS' EQUITY
Common Stock Repurchase Program
In July 2018, the Evergy Board authorized the repurchase of up to 60 million shares of Evergy's common stock. Although this repurchase authorization has no expiration date, Evergy expects to repurchase approximately 60 million shares by mid-2020. Evergy is utilizing and plans to continue to utilize various methods to effectuate the share repurchase program, including but not limited to, a series of transactions that may include accelerated share repurchases (ASRs), open market transactions or other means, subject to market conditions and applicable legal requirements. The repurchase program may be suspended, discontinued or resumed at any time. Year to date September 30, 2019, Evergy had total repurchases of common stock of $1,628.7 million and had repurchased 27.5 million shares under the repurchase program. Since its inception, Evergy has made total repurchases of common stock of approximately $2.7 billion and has repurchased 43.9 million shares under the repurchase program. These repurchase totals include shares repurchased under ASR agreements, one of which had not reached final settlement as of September 30, 2019, and are discussed further below.
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
In June 2019, Evergy entered into an ASR agreement with a financial institution to purchase $500.0 million of Evergy common stock. In June 2019, the financial institution delivered to Evergy 7.1 million shares of common stock, representing a partial settlement of the contract, based on then-current market prices and Evergy paid a total of $500.0 million. The ASR agreement reached final settlement in September 2019 and resulted in the delivery of an additional 1.0 million shares to Evergy based on the average daily volume weighted-average price of Evergy common stock during the term of the ASR agreement, less a negotiated discount.
In September 2019, Evergy entered into an ASR agreement with a financial institution to purchase $500.0 million of Evergy common stock. In September 2019, the financial institution delivered to Evergy 6.6 million shares of common stock, representing a partial settlement of the contract, based on then-current market prices and Evergy paid a total of $500.0 million. The final number of shares of Evergy common stock that Evergy may receive or be required to remit upon settlement of the ASR agreement will be based on the average daily volume weighted-average price of Evergy common stock during the term of the ASR agreement, less a negotiated discount. Final settlement of the ASR agreement will occur by December 2019, but may occur earlier at the option of the financial institution. Evergy expects that the final settlement of the ASR agreement will result in the delivery of additional shares of common stock to Evergy at no additional cost.
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
Under the Federal Power Act, Evergy Kansas Central, Evergy Metro and Evergy Missouri West generally can pay dividends only out of retained earnings. Certain conditions in the MPSC and KCC orders authorizing the merger transaction also require Evergy Kansas Central and Evergy Metro to maintain consolidated common equity of at least 40% of total capitalization. Other conditions in the MPSC and KCC merger orders require Evergy Kansas Central, Evergy Metro and Evergy Missouri West to maintain credit ratings of at least investment grade. If Evergy Kansas Central's, Evergy Metro's or Evergy Missouri West's credit ratings are downgraded below the investment grade level as a result of their affiliation with Evergy or any of Evergy's affiliates, the impacted utility shall not pay a dividend to Evergy without KCC or MPSC approval or until the impacted utility's investment grade credit rating has been restored.
The master credit facility of Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West and the note purchase agreements for certain Evergy Missouri West senior notes contain covenants requiring the respective company to maintain a consolidated indebtedness to consolidated total capitalization ratio of not more than 0.65 to 1.00 at all times.

As of September 30, 2019, all of Evergy's and Evergy Kansas Central's retained earnings and net income were free of restrictions and Evergy Metro had a retained earnings restriction of $120.0 million. Evergy's subsidiaries had restricted net assets of approximately $5.0 billion as of September 30, 2019. These restrictions are not expected to affect the Evergy Companies' ability to pay dividends at the current level for the foreseeable future.
14. TAXES
Components of income tax expense are detailed in the following tables.

Evergy
	Three Months Ended September 30		Year to Date September 30
	2019	2018	2019	2018
Current income taxes	(millions)
Federal	$(31.2)	$(30.3)	$(10.6)	$(21.5)
State	(0.8)	1.5	(1.6)	1.9
Total	(32.0)	(28.8)	(12.2)	(19.6)
Deferred income taxes
Federal	75.5	70.6	78.0	86.0
State	23.0	23.3	36.5	(35.7)
Total	98.5	93.9	114.5	50.3
Investment tax credit amortization	(1.0)	(1.0)	(3.1)	(2.4)
Income tax expense	$65.5	$64.1	$99.2	$28.3

Evergy Kansas Central
	Three Months Ended September 30		Year to Date September 30
	2019	2018	2019	2018
Current income taxes	(millions)
Federal	$11.2	$8.0	$39.1	$18.9
State	(1.2)	(9.2)	(2.4)	(6.7)
Total	10.0	(1.2)	36.7	12.2
Deferred income taxes
Federal	4.6	12.3	(9.3)	15.4
State	12.0	12.0	21.1	(47.6)
Total	16.6	24.3	11.8	(32.2)
Investment tax credit amortization	(0.8)	(0.7)	(2.3)	(2.0)
Income tax expense (benefit)	$25.8	$22.4	$46.2	$(22.0)

Evergy Metro(a)
	Three Months Ended September 30		Year to Date September 30
	2019	2018	2019	2018
Current income taxes	(millions)
Federal	$(2.2)	$20.7	$32.1	$43.5
State	3.9	6.8	9.3	11.6
Total	1.7	27.5	41.4	55.1
Deferred income taxes
Federal	26.3	(1.9)	1.4	(23.4)
State	4.5	2.7	1.9	49.4
Total	30.8	0.8	3.3	26.0
Investment tax credit amortization	(0.3)	(0.3)	(0.8)	(0.8)
Income tax expense	$32.2	$28.0	$43.9	$80.3

(a)Evergy Metro amounts are included in consolidated Evergy from June 4, 2018, the date of the closing of the merger, and thereafter.
Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Evergy
	Three Months Ended September 30		Year to Date September 30
	2019	2018	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Effect of:
COLI policies	(1.6)	(2.4)	(1.7)	(2.4)
State income taxes	4.0	4.6	3.9	4.7
Flow through depreciation for plant-related differences	(3.1)	(1.5)	(3.2)	(1.6)
Federal tax credits	(3.9)	(7.5)	(3.9)	(7.5)
Non-controlling interest	(0.4)	(0.4)	(0.4)	(0.4)
AFUDC equity	—	(0.1)	—	(0.1)
Amortization of federal investment tax credits	(0.5)	(0.6)	(0.5)	(0.6)
Changes in uncertain tax positions, net	(0.4)	—	(0.3)	—
State tax rate change	—	0.1	—	(9.5)
Valuation allowance	—	—	(1.1)	0.4
Stock compensation	0.3	—	0.2	(0.5)
Officer compensation limitation	0.1	1.2	0.1	1.2
Other	(0.5)	0.8	(0.3)	0.4
Effective income tax rate	15.0%	15.2%	13.8%	5.1%

Evergy's state tax rate change for year to date September 30, 2018, is due to the revaluation of Evergy Kansas Central's state deferred income tax assets and liabilities based on the Evergy composite tax rate as a result of the merger.

Evergy Kansas Central
	Three Months Ended September 30		Year to Date September 30
	2019	2018	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Effect of:
COLI policies	(2.8)	(4.0)	(3.0)	(4.0)
State income taxes	4.4	1.1	4.2	3.3
Flow through depreciation for plant-related differences	0.8	1.5	0.5	0.3
Federal tax credits	(6.2)	(11.8)	(6.1)	(11.7)
Non-controlling interest	(0.8)	(0.6)	(0.8)	(0.7)
AFUDC equity	(0.1)	(0.1)	(0.1)	(0.1)
Amortization of federal investment tax credits	(0.7)	(0.8)	(0.7)	(0.8)
Changes in uncertain tax positions, net	(0.9)	0.1	(0.5)	0.1
State tax rate change	—	—	—	(17.7)
Valuation allowance	—	—	(0.5)	0.6
Stock compensation	—	—	(0.1)	(0.9)
Officer compensation limitation	—	1.9	—	1.9
Other	(1.4)	2.9	(0.7)	1.3
Effective income tax rate	13.3%	11.2%	13.2%	(7.4)%

Evergy Kansas Central's state tax rate change for year to date September 30, 2018, is due to the revaluation of Evergy Kansas Central's state deferred income tax assets and liabilities based on the Evergy composite tax rate as a result of the merger.

Evergy Metro
	Three Months Ended September 30		Year to Date September 30
	2019	2018	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Effect of:
COLI policies	(0.1)	(0.2)	(0.1)	(0.2)
State income taxes	3.6	5.0	3.2	5.1
Flow through depreciation for plant-related differences	(6.1)	(4.9)	(6.1)	(4.9)
Federal tax credits	(1.3)	(1.9)	(1.4)	(1.8)
AFUDC equity	—	—	—	(0.1)
Amortization of federal investment tax credits	(0.3)	(0.4)	(0.3)	(0.4)
State tax rate change	—	—	—	14.5
Officer compensation limitation	0.3	0.7	0.3	0.5
Other	0.4	(0.4)	(0.4)	(1.0)
Effective income tax rate	17.5%	18.9%	16.2%	32.7%

Evergy Metro's state tax rate change for year to date September 30, 2018, is due to the revaluation of Evergy Metro's state deferred income tax assets and liabilities based on the Evergy composite tax rate as a result of the merger, partially offset by a revaluation of Evergy Metro's state deferred income tax assets and liabilities as a result of the enactment of Missouri state income tax reform in June 2018.
15. LEASES
The Evergy Companies lease office buildings, computer equipment, vehicles, rail cars, generating plant and other property and equipment, including rail cars to serve jointly-owned generating units where Evergy Kansas Central or

Evergy Metro is the managing partner and is reimbursed by other joint-owners for the other owners' proportionate share of the costs. Under GAAP, a contract is or contains a lease if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Evergy Companies assess a contract as being or containing a lease if the contract identifies property, plant and equipment, provides the lessee the right to obtain substantially all of the economic benefits from use of the property, plant and equipment and provides the lessee the right to direct the use of the property, plant and equipment.
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
The Evergy, Evergy Kansas Central and Evergy Metro leases have remaining terms ranging from 1 to 20 years, 1 to 20 years and 2 to 27 years, respectively. Leases that have original lease terms of twelve months or less are not recognized on the Evergy Companies’ balance sheets. Some leases have options to renew the lease or terminate early at the election of the Evergy Companies. Judgment is applied at lease commencement to determine the reasonably certain lease term based on then-current assumptions about use of the leased asset, market conditions and terms in the contract. The judgment applied to determine the lease term can significantly impact the measurement of the lease liability and right-of-use asset and lease classification.
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

The Evergy Companies’ lease expense is detailed in the following table.

Three Months Ended September 30, 2019	Evergy	Evergy Kansas Central	Evergy Metro
Finance lease costs	(millions)
Amortization of right-of-use assets	$2.3	$2.4	$—
Interest on lease liabilities	1.0	0.9	—
Operating lease costs	4.8	2.0	2.4
Short-term lease costs	0.8	0.3	0.5
Variable lease costs for renewable purchase power agreements	71.3	30.3	29.0
Total lease costs	$80.2	$35.9	$31.9

Year to Date September 30, 2019	Evergy	Evergy Kansas Central	Evergy Metro
Finance lease costs	(millions)
Amortization of right-of-use assets	$4.0	$3.9	$0.1
Interest on lease liabilities	2.3	2.1	0.1
Operating lease costs	17.9	9.9	6.9
Short-term lease costs	2.3	0.6	1.6
Variable lease costs for renewable purchase power agreements	222.1	94.3	91.0
Total lease costs	$248.6	$110.8	$99.7
Supplemental cash flow information related to the Evergy Companies' leases is detailed in the following table.

Year to Date September 30, 2019	Evergy	Evergy Kansas Central	Evergy Metro
Cash paid for amounts included in the measurement of lease liabilities:	(millions)
Operating cash flows from operating leases	$17.4	$10.2	$7.2
Operating cash flows from finance leases	2.0	1.9	0.1
Financing cash flows from finance leases	3.3	3.2	0.1
Right-of-use assets obtained in exchange for new operating lease liabilities	3.0	0.6	2.4
Right-of-use assets obtained in exchange for new finance lease liabilities	2.3	2.3	—

Finance Leases
Right-of-use assets for finance leases are included in property, plant and equipment on the Evergy Companies’ balance sheets. Lease liabilities for finance leases are included in other current and other long-term liabilities. Payments for finance leases as of September 30, 2019, are detailed in the following table.

	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
October 2019 through December 2019	$1.8	$1.7	$0.1
2020	7.0	6.6	0.2
2021	6.5	6.0	0.2
2022	5.7	5.2	0.2
2023	4.8	4.4	0.2
After 2023	48.4	46.4	1.0
Total finance lease payments	74.2	70.3	1.9
Amounts representing imputed interest	(25.9)	(24.8)	(0.5)
Present value of lease payments	48.3	45.5	1.4
Less: current portion	(4.8)	(4.6)	(0.1)
Total long-term obligations under finance leases	$43.5	$40.9	$1.3

Weighted-average remaining lease term (years)	15.3	15.7	8.9
Weighted-average discount rate	5.8%	5.7%	7.6%
Estimated future commitments under finance leases as of December 31, 2018, are detailed in the following table.

	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
2019	$6.4	$6.0	$0.2
2020	5.8	5.4	0.2
2021	5.3	4.9	0.2
2022	4.7	4.3	0.2
2023	4.0	3.6	0.2
After 2023	48.6	46.4	1.1
Total finance lease payments	74.8	70.6	2.1
Amounts representing imputed interest	(25.8)	(24.6)	(0.6)
Present value of net minimum lease payments under finance leases	49.0	46.0	1.5
Less: current portion	(3.9)	(3.7)	(0.1)
Total long-term obligations under finance leases	$45.1	$42.3	$1.4

Operating Leases
Right-of-use assets for operating leases are included in other long-term assets on the Evergy Companies’ balance sheets. Lease liabilities for operating leases are included in other current and other long-term liabilities. Lease payments for operating leases as of September 30, 2019, are detailed in the following table.

	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
October 2019 through December 2019	$5.0	$2.8	$2.7
2020	18.9	10.3	10.7
2021	15.4	7.4	10.1
2022	12.4	5.2	9.3
2023	9.4	2.7	8.8
After 2023	52.5	2.8	91.3
Total operating lease payments	113.6	31.2	132.9
Amounts representing imputed interest	(18.9)	(2.1)	(36.5)
Present value of lease payments	94.7	29.1	96.4
Less: current portion	(15.2)	(9.2)	(6.8)
Total long-term obligations under operating leases	$79.5	$19.9	$89.6

Weighted-average remaining lease term (years)	9.1	3.7	15.9
Weighted-average discount rate	3.9%	3.4%	4.2%
Estimated future commitments under operating leases as of December 31, 2018, are detailed in the following table.

	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
2019	$24.2	$14.0	$10.2
2020	20.7	10.1	10.6
2021	18.4	8.1	10.3
2022	15.2	5.2	10.0
2023	12.4	2.8	9.6
After 2023	95.0	3.1	91.8
Total operating lease payments	$185.9	$43.3	$142.5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following combined Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the consolidated financial statements and accompanying notes in this combined Quarterly Report on Form 10-Q and the Evergy Companies' combined 2018 Form 10-K. None of the registrants make any representation as to information related solely to Evergy, Evergy Kansas Central or Evergy Metro other than itself.

EVERGY, INC.
EXECUTIVE SUMMARY
Evergy is a public utility holding company incorporated in 2017 and headquartered in Kansas City, Missouri. Evergy operates primarily through the following wholly-owned direct subsidiaries listed below. In September 2019, these wholly-owned direct subsidiaries were rebranded and renamed under the Evergy brand name.

•
Evergy Kansas Central, formerly known as Westar Energy, Inc., is an integrated, regulated electric utility that provides electricity to customers in the state of Kansas. Evergy Kansas Central has one active wholly-owned subsidiary with significant operations, Evergy Kansas South, formerly known as Kansas Gas and Electric Company.

•	Evergy Metro, formerly known as Kansas City Power & Light Company, is an integrated, regulated electric utility that provides electricity to customers in the states of Missouri and Kansas.

•	Evergy Missouri West, formerly known as KCP&L Greater Missouri Operations Company, is an integrated, regulated electric utility that provides electricity to customers in the state of Missouri.

•
Evergy Transmission Company, formerly known as GPE Transmission Holding Company LLC, owns 13.5% of Transource with the remaining 86.5% owned by AEP Transmission Holding Company, LLC, a subsidiary of AEP. Transource is focused on the development of competitive electric transmission projects. Evergy Transmission Company accounts for its investment in Transource under the equity method.

Evergy Kansas Central also owns a 50% interest in Prairie Wind, which is a joint venture between Evergy Kansas Central and affiliates of AEP and Berkshire Hathaway Energy Company. Prairie Wind owns a 108-mile, 345 kV double-circuit transmission line that provides transmission service in the SPP. Evergy Kansas Central accounts for its investment in Prairie Wind under the equity method.
Since the rebranding in September 2019, Evergy Kansas Central, Evergy Kansas South, Evergy Metro and Evergy Missouri West have been conducting business in their respective service territories using the name Evergy. Collectively, the Evergy Companies have approximately 14,700 MWs of owned generating capacity and renewable purchased power agreements and engage in the generation, transmission, distribution and sale of electricity to approximately 1.6 million customers in the states of Kansas and Missouri. The Evergy Companies assess financial performance and allocate resources on a consolidated basis (i.e., operate in one segment).
Great Plains Energy and Evergy Kansas Central Merger
Evergy was incorporated in 2017 as Monarch Energy, a wholly-owned subsidiary of Great Plains Energy. Prior to the closing of the merger transactions, Monarch Energy changed its name to Evergy and did not conduct any business activities other than those required for its formation and matters contemplated by the Amended Merger Agreement. On June 4, 2018, in accordance with the Amended Merger Agreement, Great Plains Energy merged into Evergy, with Evergy surviving the merger and King Energy merged into Evergy Kansas Central, with Evergy Kansas Central surviving the merger. These merger transactions resulted in Evergy becoming the parent entity of Evergy Kansas Central and the direct subsidiaries of Great Plains Energy, including Evergy Metro and Evergy Missouri West. As a result of the closing of the merger transactions, each outstanding share of Great Plains Energy common stock was converted into 0.5981 shares of Evergy common stock, resulting in the issuance of 128.9 million shares. Additionally, each outstanding share of Evergy Kansas Central common stock was converted into 1 share of Evergy common stock.
Evergy Kansas Central was determined to be the accounting acquirer and thus, the predecessor of Evergy. Evergy had separate operations for the period beginning with the quarter ended June 30, 2018, and references to amounts for periods after the closing of the merger relate to Evergy. The results of Great Plains Energy's direct subsidiaries have been included in Evergy's results of operations from June 4, 2018, the date of the closing of the merger, and thereafter.

Common Stock Repurchase Program
In July 2018, the Evergy Board authorized the repurchase of up to 60 million shares of Evergy's common stock. Although this repurchase authorization has no expiration date, Evergy expects to repurchase approximately 60 million shares by mid-2020. Evergy is utilizing and plans to continue to utilize various methods to effectuate the share repurchase program, including but not limited to a series of transactions that may include ASRs, open market transactions or other means, subject to market conditions and applicable legal requirements. The repurchase program may be suspended, discontinued or resumed at any time. Year to date September 30, 2019, Evergy had total repurchases of common stock of $1,628.7 million and had repurchased 27.5 million shares under the repurchase program. Since its inception, Evergy has made total repurchases of common stock of approximately $2.7 billion and has repurchased 43.9 million shares under the repurchase program. These repurchase totals include shares repurchased under ASR agreements, one of which had not reached final settlement as of September 30, 2019.
See Note 13 to the consolidated financial statements for more information regarding Evergy's common stock repurchase program.
Regulatory Proceedings
See Note 5 to the consolidated financial statements for information regarding regulatory proceedings.
Earnings Overview
The following table summarizes Evergy's net income and diluted EPS.

	Three Months Ended September 30			Year to Date September 30
	2019	2018	Change	2019	2018	Change
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$366.8	$355.0	$11.8	$606.0	$517.3	$88.7
Earnings per common share, diluted	1.56	1.32	0.24	2.49	2.61	(0.12)
Net income attributable to Evergy, Inc. increased for the three months ended September 30, 2019, compared to the same period in 2018, primarily due to new retail rates for Evergy Kansas Central, Evergy Metro and Evergy Missouri West effective in 2018, net of a provision for rate refund recorded in the third quarter of 2018 for the change in corporate income tax rate caused by the Tax Cut and Jobs Act (TCJA).
Diluted EPS increased for the three months ended September 30, 2019, compared to the same period in 2018, primarily due to the increase in net income attributable to Evergy, Inc. discussed above and a lower number of diluted weighted average common shares outstanding in 2019, which increased EPS by $0.20 for the three months ended September 30, 2019. The lower number of diluted weighted average common shares in 2019 was due to shares repurchased under Evergy's common stock repurchase program.
Net income attributable to Evergy, Inc. increased year to date September 30, 2019, compared to the same period in 2018, primarily due to the inclusion of Evergy Metro's and Evergy Missouri West's earnings in the first five months of 2019, merger-related costs and reductions of revenue for customer bill credits incurred in June 2018 following the consummation of the merger, lower operating and maintenance expenses at coal-fired generating units and lower administrative and general expenses, partially offset by lower retail sales driven by unfavorable weather and higher depreciation expense.
Diluted EPS decreased year to date September 30, 2019, compared to the same period in 2018, primarily due to a higher number of diluted weighted average common shares outstanding in 2019, which diluted EPS by $0.58 year to date September 30, 2019, partially offset by the increase to net income attributable to Evergy, Inc. discussed above. The higher number of diluted weighted average common shares in 2019 was due to the issuance of common shares to shareholders as a result of the merger in June 2018, partially offset by shares repurchased under Evergy's common stock repurchase program.

For additional information regarding the change in net income, refer to the Evergy Results of Operations section within this MD&A.
Adjusted Earnings (non-GAAP) and Adjusted Earnings Per Share (non-GAAP)
Evergy's adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) for the three months ended and year to date September 30, 2019, were $369.8 million or $1.57 per share and $621.2 million or $2.55 per share, respectively. For the three months ended and year to date September 30, 2018, Evergy's adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) were $370.9 million and $1.38 per share and $641.9 million or $2.36 per share, respectively. In addition to net income attributable to Evergy, Inc., diluted earnings per common share, pro forma net income attributable to Evergy, Inc. and pro forma diluted earnings per common share as prepared in accordance with GAAP, Evergy's management uses adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) to evaluate earnings and earnings per share without the non-recurring costs and/or benefits resulting from rebranding, voluntary severance and significant items related to the Great Plains Energy and Evergy Kansas Central merger.
Adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) are intended to enhance an investor's overall understanding of results. Adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) are used internally to measure performance against budget and in reports for management and the Evergy Board. Adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) are financial measures that are not calculated in accordance with GAAP and may not be comparable to other companies' presentations or more useful than the GAAP information provided elsewhere in this report.
The following tables provide a reconciliation between net income attributable to Evergy, Inc., diluted earnings per common share, pro forma net income attributable to Evergy, Inc. and pro forma diluted earnings per common share as determined in accordance with GAAP and adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP).

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
Three Months Ended September 30	2019		2018
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$366.8	$1.56	$355.0	$1.32
Pro forma adjustments(a):
Non-recurring merger costs and other	—	—	3.9	0.02
Pro forma net income attributable to Evergy, Inc.	$366.8	$1.56	$358.9	$1.34
Non-GAAP reconciling items:
Rebranding costs, pre-tax(b)	3.6	0.01	—	—
Voluntary severance costs, pre tax(c)	0.4	—	16.3	0.06
Income tax benefit (g)	(1.0)	—	(4.3)	(0.02)
Adjusted earnings (non-GAAP)	$369.8	$1.57	$370.9	$1.38

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
Year to Date September 30	2019		2018
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$606.0	$2.49	$517.3	$2.61
Pro forma adjustments(a):
Great Plains Energy earnings prior to merger	—	—	94.4	0.35
Great Plains Energy shares prior to merger	n/a	—	n/a	(0.71)
Non-recurring merger costs and other	—	—	82.8	0.30
Pro forma net income attributable to Evergy, Inc.	$606.0	$2.49	$694.5	$2.55
Non-GAAP reconciling items:
Rebranding costs, pre-tax(b)	4.7	0.02	—	—
Voluntary severance costs, pre tax(c)	15.1	0.06	16.3	0.06
Composite tax rate change(d)	—	—	(52.6)	(0.19)
Deferral of merger transition costs, pre-tax(e)	—	—	(28.5)	(0.10)
Inventory write-off at retiring generating units, pre-tax(f)	—	—	12.3	0.04
Income tax expense (benefit)(g)	(4.6)	(0.02)	(0.1)	—
Adjusted earnings (non-GAAP)	$621.2	$2.55	$641.9	$2.36

(a)
Reflects pro forma adjustments made in accordance with Article 11 of Regulation S-X and ASC 805 - Business Combinations. See Note 2 to the consolidated financial statements in the Evergy Companies' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 for further information regarding these adjustments.

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

(d)
Reflects the revaluation of Evergy Kansas Central's deferred income tax assets and liabilities based on the Evergy composite tax rate as a result of the merger in June 2018 and are included in income tax expense on the consolidated statements of comprehensive income.

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

(f)
Reflects obsolete inventory write-offs for Evergy Kansas Central's Unit 7 at Tecumseh Energy Center, Units 3 and 4 at Murray Gill Energy Center and Units 1 and 2 at Gordon Evans Energy Center, which were committed to be retired upon the consummation of the merger, and are included in operating and maintenance expense on the consolidated statements of comprehensive income.

(g)	Reflects an income tax effect calculated at a 26.1% statutory rate, with the exception of certain non-deductible items.

Wolf Creek Refueling Outage
Wolf Creek's most recent refueling outage began in September 2019 and the unit is expected to return to service in November 2019. Wolf Creek's next refueling outage is planned to begin in the first quarter of 2021.
ENVIRONMENTAL MATTERS
See Note 11 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 12 to the consolidated financial statements for information regarding related party transactions.

EVERGY RESULTS OF OPERATIONS
The following table summarizes Evergy's comparative results of operations.

	Three Months Ended September 30			Year to Date September 30
	2019	Change	2018	2019	Change	2018
	(millions)
Operating revenues	$1,577.6	$(4.9)	$1,582.5	$4,016.2	$940.1	$3,076.1
Fuel and purchased power	357.3	(26.4)	383.7	978.9	230.0	748.9
SPP network transmission costs	62.4	4.0	58.4	188.7	(5.7)	194.4
Other operating expenses	403.1	(10.3)	413.4	1,183.5	245.8	937.7
Depreciation and amortization	216.1	22.2	193.9	645.1	233.5	411.6
Income from operations	538.7	5.6	533.1	1,020.0	236.5	783.5
Other expense, net	(15.1)	9.2	(24.3)	(32.5)	11.2	(43.7)
Interest expense	90.8	1.7	89.1	277.3	86.0	191.3
Income tax expense	65.5	1.4	64.1	99.2	70.9	28.3
Equity in earnings of equity method investees, net of income taxes	3.6	1.6	2.0	7.9	3.2	4.7
Net income	370.9	13.3	357.6	618.9	94.0	524.9
Less: Net income attributable to noncontrolling interests	4.1	1.5	2.6	12.9	5.3	7.6
Net income attributable to Evergy, Inc.	$366.8	$11.8	$355.0	$606.0	$88.7	$517.3

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

The following tables summarize Evergy's utility gross margin and MWhs sold.

	Revenues and Expenses			MWhs Sold
Three Months Ended September 30	2019	Change	2018	2019	Change	2018
Retail revenues	(millions)			(thousands)
Residential	$653.0	$5.9	$647.1	4,937	98	4,839
Commercial	539.1	8.6	530.5	5,251	(8)	5,259
Industrial	175.3	1.9	173.4	2,372	7	2,365
Other retail revenues	16.0	5.1	10.9	34	(6)	40
Total electric retail	1,383.4	21.5	1,361.9	12,594	91	12,503
Wholesale revenues	96.3	(22.2)	118.5	3,684	(199)	3,883
Transmission revenues	80.4	(0.2)	80.6	N/A	N/A	N/A
Other revenues	17.5	(4.0)	21.5	N/A	N/A	N/A
Operating revenues	1,577.6	(4.9)	1,582.5	16,278	(108)	16,386
Fuel and purchased power	(357.3)	26.4	(383.7)
SPP network transmission costs	(62.4)	(4.0)	(58.4)
Utility gross margin (a)	$1,157.9	$17.5	$1,140.4

	Revenues and Expenses			MWhs Sold
Year to Date September 30	2019	Change	2018	2019	Change	2018
Retail revenues	(millions)			(thousands)
Residential	$1,536.3	$366.9	$1,169.4	12,163	3,116	9,047
Commercial	1,391.2	446.2	945.0	14,009	4,215	9,794
Industrial	478.9	103.4	375.5	6,528	1,183	5,345
Other retail revenues	35.3	13.8	21.5	105	30	75
Total electric retail	3,441.7	930.3	2,511.4	32,805	8,544	24,261
Wholesale revenues	251.7	(50.7)	302.4	10,872	1,083	9,789
Transmission revenues	233.5	5.9	227.6	N/A	N/A	N/A
Other revenues	89.3	54.6	34.7	N/A	N/A	N/A
Operating revenues	4,016.2	940.1	3,076.1	43,677	9,627	34,050
Fuel and purchased power	(978.9)	(230.0)	(748.9)
SPP network transmission costs	(188.7)	5.7	(194.4)
Utility gross margin (a)	$2,848.6	$715.8	$2,132.8
(a) Utility gross margin is a non-GAAP financial measure. See explanation of utility gross margin above.
Evergy's utility gross margin increased $17.5 million for the three months ended September 30, 2019, compared to the same period in 2018 driven by:

•
a $24.2 million increase from new Evergy Kansas Central, Evergy Metro and Evergy Missouri West retail rates effective in 2018, net of a $63.3 million provision for rate refund recorded in the third quarter of 2018 for the change in the corporate income tax rate caused by the TCJA; and

•
a $5.4 million increase primarily due to higher retail sales driven by warmer weather. For the three months ended September 30, 2019, compared to the same period in 2018, cooling degree days increased 4%; partially offset by

•	a $12.1 million decrease related to Evergy Kansas Central's and Evergy Metro's TDC riders.
Evergy's utility gross margin increased $715.8 million year to date September 30, 2019, compared to the same period in 2018 driven by:

•	a $674.4 million increase due to the inclusion of Evergy Metro's and Evergy Missouri West's utility gross margin in the first five months of 2019;

•
a $59.7 million increase in revenue due to one-time bill credits recorded by Evergy Kansas Central, Evergy Metro and Evergy Missouri West in June 2018 as a result of conditions in the KCC and MPSC merger orders; and

•
a $39.6 million increase from new Evergy Kansas Central, Evergy Metro and Evergy Missouri West retail rates effective in 2018, net of an $111.5 million provision for rate refund recorded year to date September 30, 2018 for the change in the corporate income tax rate caused by the TCJA; partially offset by

•
a $48.6 million decrease primarily due to lower Evergy Kansas Central, Evergy Metro and Evergy Missouri West retail sales driven by cooler weather in the second quarter of 2019. Year to date September 30, 2019, compared to the same period in 2018, cooling degree days decreased 16%; and

•	a $9.3 million decrease related to Evergy Kansas Central's and Evergy Metro's TDC riders.
Other Operating Expenses (including operating and maintenance expense and taxes other than income tax)
Evergy's other operating expenses decreased $10.3 million for the three months ended September 30, 2019, compared to the same period in 2018 primarily driven by:

•
a $14.5 million decrease in various administrative and general operating and maintenance expenses primarily driven by $10.6 million of voluntary severance expenses incurred in the third quarter of 2018 by Evergy Kansas Central and Evergy Metro related to a Wolf Creek voluntary exit program as well as lower labor expense; and

•	an $8.2 million decrease in plant operating and maintenance expense at coal-fired generating units primarily due to:

◦
an $8.8 million decrease due to the retirement of Evergy Kansas Central's Unit 7 at Tecumseh Energy Center, Units 3 and 4 at Murray Gill Energy Center, Units 1 and 2 at Gordan Evans Energy Center, Evergy Metro's Montrose Station and Evergy Missouri West's Sibley Station in the fourth quarter of 2018; and

◦
$5.2 million of voluntary severance expenses incurred in the third quarter of 2018 by Evergy Kansas Central, Evergy Metro and Evergy Missouri West related to their Local 1523 and Local 412 union voluntary exit programs; partially offset by

◦	an $8.4 million increase due to a write-off of a regulatory asset for costs incurred during the JEC lease extension, see Note 5 to the consolidated financial statements; partially offset by

•	an $8.5 million increase in taxes other than income taxes primarily due to increased Evergy Kansas Central property taxes; and

•	a $1.9 million increase in Evergy Kansas Central transmission and distribution operating and maintenance expense.
Evergy's other operating expenses increased $245.8 million year to date September 30, 2019, compared to the same period in 2018 primarily driven by:

•	a $279.9 million increase in operating and maintenance expense due to the inclusion of Evergy Metro's and Evergy Missouri West's operating and maintenance expenses in the first five months of 2019;

•	a $75.7 million increase in taxes other than income taxes due to the inclusion of Evergy Metro and Evergy Missouri West amounts in the first five months of 2019;

•	a $17.2 million increase in taxes other than income taxes primarily due to increased Evergy Kansas Central property taxes; and

•	$7.8 million of Evergy Kansas Central voluntary severance expenses incurred in 2019; partially offset by

•	$64.6 million of merger-related costs incurred year to date September 30, 2018, consisting of:

◦	$47.0 million of merger consulting fees and fees for other outside services incurred, primarily consisting of merger success fees;

◦
$40.7 million of Evergy Kansas Central change in control payments, voluntary severance and the recording of unrecognized equity compensation costs and the incremental fair value associated with the vesting of outstanding Evergy Kansas Central equity compensation awards in accordance with the Amended Merger Agreement; and

◦	$24.7 million of unconditional charitable contributions and community support recorded by Evergy in accordance with conditions in the KCC and MPSC merger orders; partially offset by

◦
a $47.8 million decrease in operating and maintenance expense due to the deferral of merger transition costs to a regulatory asset in June 2018 for future recovery by Evergy Kansas Central, Evergy Metro and Evergy Missouri West in accordance with the KCC and MPSC merger orders;

•	a $30.1 million decrease in plant operating and maintenance expense at coal-fired generating units primarily due to:

◦
an $11.9 million decrease due to the retirement of Evergy Kansas Central's Unit 7 at Tecumseh Energy Center, Units 3 and 4 at Murray Gill Energy Center, Units 1 and 2 at Gordan Evans Energy Center and Evergy Metro's Montrose Station and Evergy Missouri West's Sibley Station in the fourth quarter of 2018;

◦	$12.3 million of Evergy Kansas Central obsolete inventory write-offs at retiring coal-fired units in June 2018; and

◦
$5.2 million of voluntary severance expenses incurred in the third quarter of 2018 by Evergy Kansas Central, Evergy Metro and Evergy Missouri West related to their Local 1523 and Local 412 union voluntary exit programs; partially offset by

◦	an $8.4 million increase due to a write-off of a regulatory asset for costs incurred during the JEC lease extension, see Note 5 to the consolidated financial statements;

•
a $29.3 million decrease in various administrative and general operating and maintenance expenses primarily driven by $10.6 million of voluntary severance expenses incurred in the third quarter of 2018 by Evergy Kansas Central and Evergy Metro related to a Wolf Creek voluntary exit program and lower labor and employee benefit expense in 2019; and

•
a $13.6 million decrease in transmission and distribution operating and maintenance expense primarily due to a higher level of Evergy Kansas Central vegetation management activity in the first half of 2018.

Depreciation and Amortization
Evergy's depreciation and amortization increased $22.2 million for the three months ended September 30, 2019, compared to the same period in 2018 driven by:

•	a $14.6 million increase primarily due to a change in depreciation rates as a result of Evergy Kansas Central's and Evergy Metro's rate cases effective in 2018; and

•	a $7.6 million increase primarily due to capital additions.
Evergy's depreciation and amortization increased $233.5 million year to date September 30, 2019, compared to the same period in 2018 driven by:

•	a $173.4 million increase due to the inclusion of Evergy Metro's and Evergy Missouri West's depreciation expense in the first five months of 2019;

•	a $39.0 million increase primarily due to a change in depreciation rates as a result of Evergy Kansas Central's and Evergy Metro's rate cases effective in 2018; and

•	a $21.1 million increase primarily due to capital additions.

Other Expense, Net
Evergy's other expense, net decreased $9.2 million for the three months ended September 30, 2019, compared to the same period in 2018, primarily driven by:

•	a $3.9 million decrease primarily due to a decrease in Evergy Kansas Central pension non-service costs; and

•	a $2.0 million decrease due to recording higher Evergy Kansas Central corporate-owned life insurance (COLI) benefits in 2019.
Evergy's other expense, net decreased $11.2 million year to date September 30, 2019, compared to the same period in 2018, primarily driven by:

•	a $10.7 million decrease due to recording higher Evergy Kansas Central COLI benefits in 2019; and

•	a $6.0 million decrease primarily due to a decrease in Evergy Kansas Central pension non-service costs; partially offset by

•	a $9.5 million increase due to the inclusion of Evergy Metro and Evergy Missouri West amounts in the first five months of 2019.
Interest Expense
Evergy's interest expense increased $1.7 million for the three months ended September 30, 2019, compared to the same period in 2018, primarily driven by:

•
a $5.6 million increase primarily due to a higher average commercial paper balance at Evergy Kansas Central in 2019 and Evergy's borrowings under its $1.0 billion term loan credit agreement in 2019; and

•	a $4.1 million increase due to Evergy Metro's issuance of $400.0 million of 4.125% Mortgage Bonds in March 2019; partially offset by

•	an $8.6 million decrease due to the repayment of Evergy Metro's $400.0 million of 7.15% Mortgage Bonds at maturity in April 2019.
Evergy's interest expense increased $86.0 million year to date September 30, 2019, compared to the same period in 2018, primarily driven by:

•
a $77.2 million increase due to the inclusion of Evergy Metro's and Evergy Missouri West's interest expense and Evergy's interest expense associated with the assumption of legacy Great Plains Energy debt in the first five months of 2019;

•
a $10.1 million increase primarily due to a higher average commercial paper balance at Evergy Kansas Central in 2019 and Evergy's borrowings under its $1.0 billion term loan credit agreement in 2019; and

•	a $5.5 million increase due to Evergy Metro's issuance of $400.0 million of 4.125% Mortgage Bonds in March 2019; partially offset by

•	an $11.4 million decrease due to the repayment of Evergy Metro's $400.0 million of 7.15% Mortgage Bonds at maturity in April 2019.
Income Tax Expense
Evergy's income tax expense increased $70.9 million year to date September 30, 2019, compared to the same period in 2018, primarily driven by:

•	a $52.6 million increase related to the revaluation of Evergy Kansas Central's deferred income tax assets and liabilities based on the Evergy composite tax rate as a result of the merger in 2018; and

•	a $15.2 million increase due to higher Evergy Kansas Central pre-tax income.

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
Short-Term Borrowings
As of September 30, 2019, Evergy had $2.1 billion of available borrowing capacity under its master credit facility. The available borrowing capacity under the master credit facility consisted of $449.0 million for Evergy, Inc., $808.4 million for Evergy Kansas Central, $525.1 million for Evergy Metro and $344.6 million for Evergy Missouri West. Evergy Kansas Central's, Evergy Metro's and Evergy Missouri West's borrowing capacity under the master credit facility also supports their issuance of commercial paper. See Note 8 to the consolidated financial statements for more information regarding the master credit facility. Along with cash flows from operations and receivable sales facilities, Evergy generally uses borrowings under its master credit facility and the issuance of commercial paper to meet its day-to-day cash flow requirements. Evergy also had short-term borrowings under a term loan credit agreement that was repaid in September 2019 and is discussed further below.
In March 2019, Evergy entered into a $1.0 billion, 6-month term loan credit agreement with a group of banks to provide short-term financing for its common stock repurchase plan. The agreement allowed for two term loans during the 6-month term of the agreement, in an aggregate principal amount not to exceed the credit limit of the agreement. At closing, Evergy borrowed $500.0 million under the agreement, allowing for one additional term loan borrowing in a principal amount up to $500.0 million. In June 2019, Evergy borrowed the remaining $500.0 million allowed under the agreement. In September 2019, Evergy repaid its $1.0 billion of borrowings under the term loan credit agreement with proceeds from its issuance of $1.6 billion of senior notes in September 2019.
Significant Debt Issuances
See Note 9 to the consolidated financial statements for information regarding significant debt issuances.
Pensions
Year to date September 30, 2019, Evergy made pension contributions of $54.6 million. Evergy expects to make additional pension contributions of $73.7 million in 2019 to satisfy ERISA funding requirements and KCC and MPSC rate orders, of which $7.1 million is expected to be paid by Evergy Kansas Central and $66.6 million is expected to be paid by Evergy Metro.
Year to date September 30, 2019, Evergy made post-retirement benefit contributions of $2.2 million. Evergy expects to make additional contributions of $1.4 million to the post-retirement benefit plans in 2019.
Common Stock Repurchase Program
In July 2018, the Evergy Board authorized the repurchase of up to 60 million shares of Evergy's common stock. Although this repurchase authorization has no expiration date, Evergy expects to repurchase approximately 60 million shares by mid-2020. Year to date September 30, 2019, Evergy had total repurchases of common stock of $1,628.7 million and had repurchased 27.5 million shares under the repurchase program. Since its inception, Evergy has made total repurchases of common stock of approximately $2.7 billion and has repurchased 43.9 million shares under the repurchase program. These repurchase totals include shares repurchased under ASR agreements, one of which had not reached final settlement as of September 30, 2019.
See Note 13 to the consolidated financial statements for more information regarding Evergy's common stock repurchase program.

Debt Covenants
As of September 30, 2019, Evergy was in compliance with all debt covenants under the master credit facility and certain debt instruments that contain restrictions that require the maintenance of certain capitalization and leverage ratios. See Note 8 to the consolidated financial statements for more information.
Off-Balance Sheet Arrangement
Evergy's off-balance sheet arrangements were reported in the Evergy Companies' combined 2018 Form 10-K. As of September 30, 2019, there have been no material changes with regards to these off-balance sheet arrangements.
Cash Flows
The following table presents Evergy's cash flows from operating, investing and financing activities.

Year to Date September 30	2019	2018
	(millions)
Cash flows from operating activities	$1,447.3	$1,191.6
Cash flows from (used in) investing activities	(772.1)	574.8
Cash flows used in financing activities	(785.4)	(1,090.1)
Cash Flows from Operating Activities
Evergy's cash flows from operating activities increased $255.7 million year to date September 30, 2019, compared to the same period in 2018, primarily driven by a $252.3 million increase due to the inclusion of Evergy Metro's and Evergy Missouri West's cash flows from operating activities in the first five months of 2019 and $35.6 million of merger success fees paid by Evergy and Evergy Kansas Central upon the completion of the merger in June 2018.
Cash Flows from (used in) Investing Activities
Evergy's cash flows used in investing activities increased $1,346.9 million year to date September 30, 2019, compared to the same period in 2018, primarily driven by $1,154.2 million of cash acquired from Great Plains Energy in June 2018; a $243.6 million increase in additions to property, plant and equipment due to the inclusion of Evergy Metro and Evergy Missouri West activity in the first five months of 2019; $140.6 million in proceeds from the settlement of deal contingent interest rate swaps in June 2018; partially offset by an increase of $92.6 million in proceeds primarily from Evergy Kansas Central COLI investments in 2019.
Cash Flows used in Financing Activities
Evergy's cash flows used in financing activities decreased $304.7 million year to date September 30, 2019, compared to the same period in 2018, primarily driven by a $2,351.1 million increase in proceeds from long-term debt, net, as further described in Note 9 to the consolidated financial statements; partially offset by a $1,142.6 million increase of repurchased common stock as a part of Evergy's common stock repurchase program as further described in Note 13 to the consolidated financial statements; a $573.7 million increase in retirement of long-term debt as further described in Note 9 to the consolidated financial statements; and a $211.3 million decrease in short-term debt, net primarily due to an increase in repayments of commercial paper by Evergy Kansas Central of $277.6 million in 2019 with funds from operations.

EVERGY KANSAS CENTRAL, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Kansas Central is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Kansas Central's comparative results of operations.

Year to Date September 30	2019	Change	2018
	(millions)
Operating revenues	$1,931.3	$(84.6)	$2,015.9
Fuel and purchased power	375.3	(87.9)	463.2
SPP network transmission costs	188.7	(5.7)	194.4
Other operating expenses	541.7	(78.5)	620.2
Depreciation and amortization	331.3	49.7	281.6
Income from operations	494.3	37.8	456.5
Other expense, net	(13.9)	17.7	(31.6)
Interest expense	134.1	2.0	132.1
Income tax expense (benefit)	46.2	68.2	(22.0)
Equity in earnings of equity method investees, net of income taxes	3.6	(0.1)	3.7
Net income	303.7	(14.8)	318.5
Less: Net income attributable to noncontrolling interests	12.9	5.3	7.6
Net income attributable to Evergy Kansas Central, Inc.	$290.8	$(20.1)	$310.9
Evergy Kansas Central Utility Gross Margin and MWh Sales
The following table summarizes Evergy Kansas Central's utility gross margin and MWhs sold.

	Revenues and Expenses			MWhs Sold
Year to Date September 30	2019	Change	2018	2019	Change	2018
Retail revenues	(millions)			(thousands)
Residential	$640.4	$(31.5)	$671.9	5,103	(246)	5,349
Commercial	556.4	13.6	542.8	5,673	(124)	5,797
Industrial	308.5	11.3	297.2	4,286	11	4,275
Other retail revenues	15.8	0.5	15.3	35	(10)	45
Total electric retail	1,521.1	(6.1)	1,527.2	15,097	(369)	15,466
Wholesale revenues	182.5	(81.2)	263.7	5,591	(1,969)	7,560
Transmission revenues	205.5	(10.8)	216.3	N/A	N/A	N/A
Other revenues	22.2	13.5	8.7	N/A	N/A	N/A
Operating revenues	1,931.3	(84.6)	2,015.9	20,688	(2,338)	23,026
Fuel and purchased power	(375.3)	87.9	(463.2)
SPP network transmission costs	(188.7)	5.7	(194.4)
Utility gross margin (a)	$1,367.3	$9.0	$1,358.3

(a)	Utility gross margin is a non-GAAP financial measure. See explanation of utility gross margin under Evergy's Results of Operations.
Evergy Kansas Central's utility gross margin increased $9.0 million year to date September 30, 2019, compared to the same period in 2018 driven by:

•
a $24.5 million increase from new retail rates effective in September 2018, net of a $66.3 million provision for rate refund recorded year to date September 30, 2018 for the change in the corporate income tax rate caused by the TCJA; and

•	a $23.1 million increase in revenue due to one-time bill credits recorded in June 2018 as a result of conditions in the KCC merger order; partially offset by

•
a $27.3 million decrease primarily due to lower retail sales driven by cooler weather in the second quarter of 2019. Year to date September 30, 2019, compared to the same period in 2018, cooling degree days decreased 14%; and

•	an $11.3 million decrease related to Evergy Kansas Central's TDC rider.
Evergy Kansas Central Other Operating Expenses (including operating and maintenance expense and taxes other than income tax)
Evergy Kansas Central's other operating expenses decreased $78.5 million year to date September 30, 2019, compared to the same period in 2018 primarily driven by:

•	$47.8 million of merger-related costs incurred year to date September 30, 2018, consisting of:

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

◦
a $13.3 million decrease in operating and maintenance expense due to the net reallocation of incurred merger transition costs between Evergy Kansas Central, Evergy, Evergy Metro and Evergy Missouri West and the subsequent deferral of these transition costs to a regulatory asset in June 2018 for future recovery by Evergy Kansas Central in accordance with the KCC merger order;

•
a $19.7 million decrease in various administrative and general operating and maintenance expenses primarily driven by $5.3 million of voluntary severance expenses incurred in 2018 related to a Wolf Creek voluntary exit program and lower labor and employee benefit expense in 2019;

•	a $17.5 million decrease in plant operating and maintenance expense at coal-fired generating units primarily due to:

◦	$12.3 million of obsolete inventory write-offs at retiring coal-fired units in June 2018;

◦
a $7.0 million decrease due to the retirement of Evergy Kansas Central's Unit 7 at Tecumseh Energy Center, Units 3 and 4 at Murray Gill Energy Center and Units 1 and 2 at Gordan Evans Energy Center in the fourth quarter of 2018; and

◦	$0.7 million of voluntary severance expenses incurred in the third quarter of 2018 related to the Local 1523 union voluntary exit program; partially offset by

◦	an $8.4 million increase due to a write-off of a regulatory asset for costs incurred during the JEC lease extension, see Note 5 to the consolidated financial statements; and

•
a $12.2 million decrease in transmission and distribution operating and maintenance expense primarily due to a higher level of vegetation management activity in the first half of 2018; partially offset by

•	a $16.5 million increase in taxes other than income taxes primarily due to increased property taxes; and

•	$7.8 million of voluntary severance expenses incurred in 2019.
Evergy Kansas Central Depreciation and Amortization
Evergy Kansas Central's depreciation and amortization expense increased $49.7 million year to date September 30, 2019, compared to the same period in 2018 primarily due to a change in depreciation rates effective in September 2018 as a result of Evergy Kansas Central's 2018 rate case.

Evergy Kansas Central Other Expense, Net
Evergy Kansas Central's other expense, net decreased $17.7 million year to date September 30, 2019, compared to the same period in 2018 primarily driven by:

•	a $10.7 million decrease due to recording higher COLI benefits in 2019; and

•	a $4.5 million decrease due to a decrease in pension non-service costs.
Evergy Kansas Central Interest Expense
Evergy Kansas Central's interest expense increased $2.0 million year to date September 30, 2019, compared to the same period in 2018 primarily driven by a higher average commercial paper balance in 2019.
Evergy Kansas Central Income Tax Expense
Evergy Kansas Central's income tax expense increased $68.2 million year to date September 30, 2019, compared to the same period in 2018 primarily driven by:

•	a $52.6 million increase related to the revaluation of deferred income tax assets and liabilities based on the Evergy composite tax rate as a result of the merger in June 2018; and

•	a $15.2 million increase due to higher pre-tax income.
EVERGY METRO, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Metro is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Metro's comparative results of operations.

Year to Date September 30	2019	Change	2018
	(millions)
Operating revenues	$1,431.2	$22.3	$1,408.9
Fuel and purchased power	380.4	(12.0)	392.4
Other operating expenses	437.5	(4.9)	442.4
Depreciation and amortization	239.0	30.0	209.0
Income from operations	374.3	9.2	365.1
Other expense, net	(11.5)	7.6	(19.1)
Interest expense	91.6	(9.0)	100.6
Income tax expense	43.9	(36.4)	80.3
Net income	$227.3	$62.2	$165.1

Evergy Metro Utility Gross Margin and MWh Sales
The following table summarizes Evergy Metro's utility gross margin and MWhs sold.

	Revenues and Expenses			MWhs Sold
Year to Date September 30	2019	Change	2018	2019	Change	2018
Retail revenues	(millions)			(thousands)
Residential	$575.5	$(9.9)	$585.4	4,261	(219)	4,480
Commercial	613.5	4.3	609.2	5,828	(103)	5,931
Industrial	106.7	1.3	105.4	1,303	(30)	1,333
Other retail revenues	12.3	4.6	7.7	57	1	56
Total electric retail	1,308.0	0.3	1,307.7	11,449	(351)	11,800
Wholesale revenues	54.7	16.2	38.5	4,685	932	3,753
Transmission revenues	14.0	3.0	11.0	N/A	N/A	N/A
Other revenues	54.5	2.8	51.7	N/A	N/A	N/A
Operating revenues	1,431.2	22.3	1,408.9	16,134	581	15,553
Fuel and purchased power	(380.4)	12.0	(392.4)
Utility gross margin (a)	$1,050.8	$34.3	$1,016.5

(a)	Utility gross margin is a non-GAAP financial measure. See explanation of utility gross margin under Evergy's Results of Operations.
Evergy Metro's utility gross margin increased $34.3 million year to date September 30, 2019, compared to the same period in 2018 driven by:

•
a $37.7 million increase from new retail rates effective in December 2018, net of a $64.5 million provision for rate refund recorded year to date September 30, 2018 for the change in the corporate income tax rate caused by the TCJA;

•	a $22.4 million increase in revenue due to one-time bill credits recorded in June 2018 as a result of conditions in the KCC and MPSC merger orders; and

•
a $4.1 million increase in Missouri Energy Efficiency Investment Act (MEEIA) earnings opportunity related to the achievement of certain energy savings levels in the second cycle of Evergy Metro's MEEIA program; partially offset by

•
a $19.3 million decrease primarily due to lower retail sales driven by cooler weather in the second quarter of 2019. Year to date September 30, 2019, compared to the same period in 2018, cooling degree days decreased 17%; and

•	a $10.6 million decrease for recovery of programs costs for energy efficiency programs under MEEIA, which have a direct offset in operating and maintenance expense.
Evergy Metro Other Operating Expenses (including operating and maintenance expense and taxes other than income tax)
Evergy Metro's other operating expenses decreased $4.9 million year to date September 30, 2019, compared to the same period in 2018 primarily driven by:

•
a $16.1 million decrease in various administrative and general operating and maintenance expenses primarily driven by $5.3 million of voluntary severance expenses incurred in 2018 related to a Wolf Creek voluntary exit program and a $2.6 million decrease in injuries and damages expense primarily due to an increase in estimated workers compensation losses recorded in the second quarter of 2018;

•	a $13.5 million decrease in plant operating and maintenance expense at coal-fired generating units primarily driven by:

◦	a $6.5 million decrease due to the retirement of Evergy Metro's Montrose Station in December 2018; and

◦	$3.2 million of voluntary severance expenses incurred in the third quarter of 2018 related to the Local 412 union voluntary exit program;

•	a $10.6 million decrease in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue; and

•	$1.7 million of merger-related costs incurred year to date September 30, 2018; offset by

•
a $23.9 million increase in operating and maintenance expense due to the net reallocation of incurred merger transition costs between Evergy Metro, Evergy, Evergy Kansas Central and Evergy Missouri West and the subsequent deferral of these transition costs to a regulatory asset in June 2018 for future recovery by Evergy Metro in accordance with the KCC and MPSC merger orders;

•	an $8.4 million increase in taxes other than income taxes primarily due to an increase in property taxes;

•	a $6.3 million increase in transmission and distribution operating and maintenance expense primarily due to costs incurred from storms that occurred in January 2019; and

•	$5.2 million of voluntary severance expenses incurred in the first quarter of 2019.
Evergy Metro Depreciation and Amortization
Evergy Metro's depreciation and amortization increased $30.0 million year to date September 30, 2019, compared to the same period in 2018 driven by:

•	a $16.8 million increase primarily due to capital additions; and

•	a $13.2 million increase due to a change in depreciation rates effective in December 2018 as a result of Evergy Metro's 2018 Kansas rate case.
Evergy Metro Interest Expense
Evergy Metro's interest expense decreased $9.0 million year to date September 30, 2019, compared to the same period in 2018 primarily driven by the repayment of $400.0 million of 7.15% Mortgage Bonds at maturity in April 2019 and its issuance of $400.0 million of 4.125% Mortgage Bonds in March 2019.
Evergy Metro Income Tax Expense
Evergy Metro's income tax expense decreased $36.4 million year to date September 30, 2019, compared to the same period in 2018 primarily driven by:

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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
EVERGY KANSAS CENTRAL
Disclosure Controls and Procedures
Evergy Kansas Central carried out an evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  This evaluation was conducted under the supervision, and with the participation, of Evergy Kansas Central's management, including the chief executive officer and chief financial officer, and Evergy Kansas Central's disclosure committee.  Based upon this evaluation, the chief executive officer and chief financial officer of Evergy Kansas Central have concluded as of the end of the period covered by this report that the disclosure controls and procedures of Evergy Kansas Central were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Kansas Central's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
EVERGY METRO
Disclosure Controls and Procedures
Evergy Metro carried out an evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  This evaluation was conducted under the supervision, and with the participation, of Evergy Metro's management, including the chief executive officer and chief financial officer, and Evergy Metro's disclosure committee.  Based upon this evaluation, the chief executive officer and chief financial officer of Evergy Metro have concluded as of the end of the period covered by this report that the disclosure controls and procedures of Evergy Metro were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Metro's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Other Proceedings
The Evergy Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 2, 5 and 11 to the consolidated financial statements.  Such information is incorporated herein by reference.

ITEM 1A. RISK FACTORS
Actual results in future periods for the Evergy Companies could differ materially from historical results and the forward-looking statements contained in this report. The business of the Evergy Companies is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond their control. Additional risks and uncertainties not presently known or that management currently believes to be immaterial may also adversely affect the Evergy Companies. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors included in the 2018 Form 10-K for each of Evergy, Evergy Kansas Central and Evergy Metro, as well as Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed by Evergy, Evergy Kansas Central and Evergy Metro. There have been no material changes with regards to those risk factors. This information, as well as the other information included in this report and in the other documents filed with the SEC, should be carefully considered before making an investment in the securities of the Evergy Companies. Risk factors of Evergy Kansas Central and Evergy Metro are also risk factors of Evergy.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities
The following table provides information regarding purchases by Evergy of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2019.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased(a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(a)
July 1 - 31	—	—	—	23,668,657
August 1 - 31	—	—	—	23,668,657
September 1 - 30	7,569,200	(b)	7,569,029	16,099,628
Total	7,569,200		7,569,029	16,099,628
(a)In July 2018, the Evergy Board authorized the repurchase of up to 60 million shares of Evergy's common stock with no expiration date. Evergy expects to repurchase the 60 million shares by mid-2020. See Note 13 to the consolidated financial statements for additional information on Evergy's common stock repurchase program.
(b)In September 2019, the June 2019 ASR agreement was settled which resulted in the delivery of 1,018,474 additional shares of Evergy common stock at no additional cost. In total, 8,081,794 shares were delivered under this ASR at an average price paid per share of $61.87. In September 2019, Evergy entered into a new ASR agreement to purchase $500.0 million of Evergy common stock and through which 6,550,555 shares were delivered in September 2019. The final number of shares of Evergy common stock that will ultimately be delivered to Evergy, and therefore the average price paid per share, will be determined at the final settlement of the ASR by December 2019. In September 2019, Evergy also purchased 171 shares for withholding taxes related to restricted stock vesting at an average price of $65.68.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
Investors should note that the Evergy Companies announce material financial information in SEC filings, press releases and public conference calls. In accordance with SEC guidelines, the Evergy Companies also use the

Investor Relations tab on their website (http://www.evergy.com) to communicate with investors. It is possible that the financial and other information posted there could be deemed to be material information. The information on Evergy's website is not part of this document.
On November 6, 2019, the Compensation and Leadership Development Committee (Committee) of the Evergy Board approved the Evergy Executive Severance Plan (Severance Plan).  Pursuant to the Severance Plan, Evergy’s Chief Executive Officer, Chief Financial Officer, President and Chief Operating Officer and any Vice President of Evergy who is appointed by the Evergy Board is entitled to certain benefits if the eligible officer’s employment is terminated by Evergy without “cause,” as that term is defined in the Severance Plan.
Subject to the terms of the Severance Plan, if an eligible officer’s employment is terminated by Evergy without cause, the officer would be entitled to accrued but unpaid compensation and other benefits, as well as a cash amount equal to the aggregate sum of:

•	one (or two for the Chief Executive Officer) times the officer’s annual base salary in effect on the date of termination; plus

•	one (or two for the Chief Executive Officer) times the officer’s target annual incentive award with respect to the fiscal year in which the termination occurs; plus

•	a cash amount equal to the pro rata portion of the officer’s target annual incentive award for the fiscal year in which the termination occurs, to the extent not theretofore paid; plus

•
a cash amount equal to twelve (12) (or twenty-four (24) for the Chief Executive Officer) times Evergy’s monthly COBRA premium cost to cover the officer, and if applicable his or her beneficiaries, under Evergy’s health, vision and dental plans.

In addition to the cash lump sum payment described above, an officer will vest in a pro rata portion of any outstanding time-based and performance-based long-term incentive awards (e.g., equity awards).  Performance-based long-term incentive awards will only vest pro rata following completion of the applicable performance period. The officer is also eligible to receive outplacement counseling services during the twelve-month period following termination, up to a $25,000 limit.
Benefits under the Severance Plan will only be provided if the officer is not also receiving benefits under a change-in-control agreement and benefits pursuant to the Severance Plan will supersede any other severance policies, plans or programs (other than a change-in-control agreement) available to an officer.
Any benefits payable under the Severance Plan are subject to execution of an agreement by the officer releasing claims against Evergy as well as the officer’s compliance with certain covenants contained in the Severance Plan, including confidentiality, non-solicitation of employees, non-disparagement and assistance to Evergy with respect to any disputes.
Evergy may amend or terminate the Severance Plan, in whole or in part, at any time and in any way except that, without the consent of the officer, no amendment that materially reduces an officer’s rights or potential benefits under the Severance Plan may become effective before the 90th calendar day after such amendment or termination is approved by the administrator.
The description of the Severance Plan does not purport to be complete and is qualified in its entirety by reference to the Severance Plan included as Exhibit 10.1.

ITEM 6. EXHIBITS

Exhibit Number		Description of Document	Registrant

3.1		Amended and Restated Articles of Consolidation of Evergy Metro, Inc., as amended September 16, 2019.	Evergy Metro

3.2		Amended and Restated By-laws of Evergy Metro, Inc., as amended September 16, 2019.	Evergy Metro

3.3		Amended and Restated Articles of Incorporation of Evergy Kansas Central, Inc., as amended September 16, 2019.	Evergy Kansas Central

3.4		Amended and Restated By-laws of Evergy Kansas Central, Inc., as amended September 16, 2019.	Evergy Kansas Central

4.1	*	Seventh Supplemental Indenture dated as of September 9, 2019 between Evergy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K filed on September 9, 2019).	Evergy

4.2	*
Forty-Ninth Supplemental Indenture, dated as of August 19, 2019, between Evergy Kansas Central, Inc. (f/k/a Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K filed on August 19, 2019).
Evergy Evergy Kansas Central

10.1	+	Evergy, Inc. Executive Severance Plan, dated as of November 6, 2019.	Evergy

31.1		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Evergy

31.2		Rule 13a-14(a)/15d-14(a) Certification of Anthony D. Somma.	Evergy

31.3		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Evergy Metro

31.4		Rule 13a-14(a)/15d-14(a) Certification of Anthony D. Somma.	Evergy Metro

31.5		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Evergy Kansas Central

31.6		Rule 13a-14(a)/15d-14(a) Certification of Anthony D. Somma.	Evergy Kansas Central

32.1	**	Section 1350 Certifications.	Evergy

32.2	**	Section 1350 Certifications.	Evergy Metro

32.3	**	Section 1350 Certifications.	Evergy Kansas Central

101.INS	***	XBRL Instance Document.	n/a

101.SCH		Inline XBRL Taxonomy Extension Schema Document.	Evergy Evergy Kansas Central Evergy Metro
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

Exhibit Number	Description of Document	Registrant

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	Evergy Evergy Kansas Central Evergy Metro
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
*** The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
+ Indicates management contract or compensatory plan or arrangement.
Copies of any of the exhibits filed with the SEC in connection with this document may be obtained from Evergy, Evergy Kansas Central or Evergy Metro, as applicable, upon written request.
The registrants agree to furnish to the SEC upon request any instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of total assets of such registrant and its subsidiaries on a consolidated basis.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Evergy, Inc., Evergy Kansas Central, Inc. and Evergy Metro, Inc. have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

EVERGY, INC.

Dated:	November 6, 2019	By: /s/ Anthony D. Somma
(Anthony D. Somma)
(Executive Vice President and Chief Financial Officer)

EVERGY KANSAS CENTRAL, INC.

Dated:	November 6, 2019	By: /s/ Anthony D. Somma
(Anthony D. Somma)
(Executive Vice President and Chief Financial Officer)

EVERGY METRO, INC.

Dated:	November 6, 2019	By: /s/ Anthony D. Somma
(Anthony D. Somma)
(Executive Vice President and Chief Financial Officer)