Form 10-K
period 2019-12-31
Evergy, Inc.; EVERGY METRO, INC.; EVERGY KANSAS CENTRAL, INC.
filed 2020-03-02
CIK 1711269, 54476, 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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

Securities registered pursuant to Section 12(g) of the Act: Evergy Kansas Central, Inc. Common Stock $0.01 par value and Evergy Metro, Inc. Common Stock without par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Evergy, Inc.			Yes	☒		No	☐

Evergy Kansas Central, Inc.			Yes	☐		No	☒

Evergy Metro, Inc.			Yes	☐		No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Evergy, Inc.			Yes	☐		No	☒

Evergy Kansas Central, Inc.			Yes	☐		No	☒

Evergy Metro, Inc.			Yes	☐		No	☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Evergy, Inc.				☐

Evergy Kansas Central, Inc.				☐

Evergy Metro, Inc.				☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Evergy, Inc.			Yes	☐		No	☒

Evergy Kansas Central, Inc.			Yes	☐		No	☒

Evergy Metro, Inc.			Yes	☐		No	☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of Evergy, Inc. (based on the closing price of its common stock on the New York Stock Exchange on June 30, 2019) was approximately $14,138,041,261. All of the common equity of Evergy Kansas Central, Inc. and Evergy Metro, Inc. is held by Evergy, Inc.

On February 24, 2020, Evergy, Inc. had 226,659,013 shares of common stock outstanding.

On February 24, 2020, Evergy Kansas Central, Inc. and Evergy Metro, Inc. each had one share of common stock outstanding and held by Evergy, Inc.

Evergy Kansas Central, Inc. and Evergy Metro, Inc. meet the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format.

Documents Incorporated by Reference
Portions of the 2020 annual meeting proxy statement of Evergy, Inc. to be filed with the Securities and Exchange Commission are incorporated by reference in Part III of this report.

This combined annual report on Form 10-K is provided by the following registrants: Evergy, Inc. (Evergy), Evergy Kansas Central, Inc. (Evergy Kansas Central) and Evergy Metro, Inc. (Evergy Metro) (collectively, the Evergy Companies). Information relating to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrants.

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. Forward-looking statements include, but are not limited to, statements relating to our strategic plan, including, without limitation, earnings per share and dividend growth targets, operating and maintenance expense savings goals and future capital allocation plans; the outcome of regulatory and legal proceedings; and other matters relating to expected financial performance or affecting future operations. Forward-looking statements are often accompanied by forward-looking words such as "anticipates," "believes," "expects," "estimates," "forecasts," "should," "seeks," "intends," "proposed," "projects," "planned," "outlook," "remain confident," "goal," "will" or other words of similar meaning. Forward-looking statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the forward-looking information.
In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Evergy Companies are providing a number of risks, uncertainties and other factors that could cause actual results to differ from the forward-looking information. These risks, uncertainties and other factors include, but are not limited to: economic and weather conditions and any impact on sales, prices and costs; changes in business strategy or operations; the impact of federal, state and local political, legislative, judicial and regulatory actions or developments, including deregulation, re-regulation and restructuring of the electric utility industry; decisions of regulators regarding, among other things, customer rates and the prudency of operational decisions such as capital expenditures and asset retirements; changes in applicable laws, regulations, rules, principles or practices, or the interpretations thereof, governing tax, accounting and environmental matters, including air and water quality and waste management and disposal; the impact of climate change, including increased frequency and severity of significant weather events and reduced demand for coal-based energy; prices and availability of electricity in wholesale markets; market perception of the energy industry and the Evergy Companies; changes in the energy trading markets in which the Evergy Companies participate, including retroactive repricing of transactions by regional transmission organizations (RTO) and independent system operators; financial market conditions and performance, including changes in interest rates and credit spreads and in availability and cost of capital and the effects on derivatives and hedges, nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; the transition to a replacement for the London Interbank Offered Rate (LIBOR) benchmark interest rate; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of terrorist acts, including cyber terrorism; ability to carry out marketing and sales plans; cost, availability, quality and timely provision of equipment, supplies, labor and fuel; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; delays and cost increases of generation, transmission, distribution or other projects; the Evergy Companies' ability to manage their transmission and distribution development plans and transmission joint ventures; the inherent risks associated with the ownership and operation of a nuclear facility, including environmental, health, safety, regulatory and financial risks; workforce risks, including those related to increased costs of, or changes in, retirement, health care and other benefits; disruption, costs and uncertainties caused by or related to the actions of individuals or entities, such as activist shareholders or special interest groups, that seek to influence our strategic plan, financial results or operations; the possibility that the expected value creation from the merger of Great Plains Energy Incorporated (Great Plains Energy) and Evergy Kansas Central that resulted in the creation of Evergy will not be realized, or will not be realized within the expected time period; difficulties related to the integration, including the diversion of management time; difficulties in maintaining relationships with customers, employees, regulators or suppliers; disruption related to the rebranding of the Evergy Companies, including the impact of the rebranding on receipt of customer payments; and other risks and uncertainties.
This list of factors is not all-inclusive because it is not possible to predict all factors. Part I, Item 1A, Risk Factors included in this report should be carefully read for further understanding of potential risks for the Evergy Companies. Other sections of this report and other periodic reports filed by the Evergy Companies with the Securities and Exchange Commission (SEC) should also be read for more information regarding risk factors. Each forward-looking statement speaks only as of the date of the particular statement. The Evergy Companies undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

Available Information
The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at sec.gov. Additionally, information about the Evergy Companies, including their combined annual reports on Form 10-K, combined quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with the SEC, is also available through the Evergy Companies' website, www.evergy.com. Such reports are accessible at no charge and are made available as soon as reasonably practical after such material is filed with or furnished to the SEC.
Investors should note that the Evergy Companies announce material financial information in SEC filings, press releases and public conference calls. In accordance with SEC guidelines, the Evergy Companies also use the Investor Relations tab on their website, www.evergy.com, to communicate with investors. It is possible that the financial and other information posted there could be deemed to be material information. The information on Evergy's website is not part of this document.
GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

ACE	Affordable Clean Energy
AEP	American Electric Power Company, Inc.
AFUDC	Allowance for Funds Used During Construction
Amended Merger Agreement	Amended and Restated Agreement and Plan of Merger, dated as of July 9, 2017, by and among Great Plains Energy, Evergy Kansas Central, Monarch Energy Holding, Inc. and King Energy, Inc.
AMT	Alternative Minimum Tax
AROs	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASR	Accelerated share repurchase
ASU	Accounting Standards Update
BSER	Best system of emission reduction
CAA	Clean Air Act Amendments of 1990
CCRs	Coal combustion residuals
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
CPP	Clean Power Plan
CWA	Clean Water Act
D.C. Circuit	U.S. Court of Appeals for the D.C. Circuit
DOE	Department of Energy
EIRR	Environmental Improvement Revenue Refunding
ELG	Effluent limitations guidelines
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERSP	Earnings Review and Sharing Plan
Evergy	Evergy, Inc. and its consolidated subsidiaries
Evergy Board	Evergy Board of Directors
Evergy Companies	Evergy, Evergy Kansas Central, and Evergy Metro, collectively, which are individual registrants within the Evergy consolidated group

Abbreviation or Acronym	Definition
Evergy Kansas Central	Evergy Kansas Central, Inc., formerly known as Westar Energy, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Kansas South	Evergy Kansas South, Inc., formerly known as Kansas Gas and Electric Company, a wholly-owned subsidiary of Evergy Kansas Central
Evergy Metro	Evergy Metro, Inc., formerly known as Kansas City Power & Light Company, a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Metro Mortgage Indenture	Evergy Metro General Mortgage Indenture and Deed of Trust dated as of December 1, 1986, as supplemented
Evergy Missouri West	Evergy Missouri West, Inc., formerly known as KCP&L Greater Missouri Operations Company, a wholly-owned subsidiary of Evergy
Evergy Transmission Company	Evergy Transmission Company, LLC, formerly known as GPE Transmission Holding Company, LLC
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FMB	First Mortgage Bond
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
Great Plains Energy	Great Plains Energy Incorporated
JEC	Jeffrey Energy Center
KCC	State Corporation Commission of the State of Kansas
KDHE	Kansas Department of Health & Environment
King Energy	King Energy, Inc., a wholly-owned subsidiary of Evergy
kWh	Kilowatt hour
LIBOR	London Interbank Offered Rate
LTISA	Long-Term Incentive and Share Award plan
MDNR	Missouri Department of Natural Resources
MECG	Midwest Energy Consumers Group
MEEIA	Missouri Energy Efficiency Investment Act
Monarch Energy	Monarch Energy Holding, Inc.
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
NAV	Net Asset Value
NRC	Nuclear Regulatory Commission
NSR	New source review
OCI	Other comprehensive income
OPC	Office of the Public Counsel
PISA	Plant-in service accounting
Prairie Wind	Prairie Wind Transmission, LLC, 50% owned by Evergy Kansas Central
RSU	Restricted share unit
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SPP	Southwest Power Pool, Inc.
TCJA	Tax Cuts and Jobs Act

Abbreviation or Acronym	Definition
TCR	Transmission Congestion Rights
TFR	Transmission formula rate
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by Evergy Transmission Company
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

PART I
ITEM 1. BUSINESS
General
Evergy, Inc., Evergy Kansas Central, Inc. and Evergy Metro, Inc. are separate registrants filing this combined annual report on Form 10-K. The terms "Evergy," "Evergy Kansas Central," "Evergy Metro" and "Evergy Companies" are used throughout this report. "Evergy" refers to Evergy, Inc. and its consolidated subsidiaries, unless otherwise indicated. "Evergy Kansas Central" refers to Evergy Kansas Central, Inc. and its consolidated subsidiaries, unless otherwise indicated. "Evergy Metro" refers to Evergy Metro, Inc. and its consolidated subsidiaries, unless otherwise indicated. "Evergy Companies" refers to Evergy, Evergy Kansas Central, and Evergy Metro, collectively, which are individual registrants within the Evergy consolidated group.
Information in other Items of this report as to which reference is made in this Item 1 is hereby incorporated by reference in this Item 1. The use of terms such as "see" or "refer to" shall be deemed to incorporate into this Item 1 the information to which such reference is made.
EVERGY, INC.
Evergy is a public utility holding company incorporated in 2017 and headquartered in Kansas City, Missouri. Evergy operates primarily through the following wholly-owned direct subsidiaries listed below. In September 2019, these wholly-owned direct subsidiaries were rebranded and renamed under the Evergy brand name.

•
Evergy Kansas Central, Inc. (Evergy Kansas Central), formerly known as Westar Energy, Inc., is an integrated, regulated electric utility that provides electricity to customers in the state of Kansas. Evergy Kansas Central has one active wholly-owned subsidiary with significant operations, Evergy Kansas South, Inc. (Evergy Kansas South), formerly known as Kansas Gas and Electric Company.

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

Evergy Kansas Central also owns a 50% interest in Prairie Wind Transmission, LLC (Prairie Wind), which is a joint venture between Evergy Kansas Central and subsidiaries of AEP and Berkshire Hathaway Energy Company. Prairie Wind owns a 108-mile, 345 kV double-circuit transmission line that provides transmission service in the Southwest Power Pool, Inc. (SPP). Evergy Kansas Central accounts for its investment in Prairie Wind under the equity method.
Since the rebranding in September 2019, Evergy Kansas Central, Evergy Kansas South, Evergy Metro, and Evergy Missouri West have been conducting business in their respective service territories using the name Evergy. The Evergy Companies assess financial performance and allocate resources on a consolidated basis (i.e., operates in one segment). Evergy serves approximately 1,604,300 customers located in Kansas and Missouri. Customers include approximately 1,407,700 residences, 189,600 commercial firms and 7,000 industrials, municipalities and other electric utilities. Evergy is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter.

The table below summarizes the percentage of Evergy's revenues by customer classification.

	2019	2018	2017
Residential	37%	37%	32%
Commercial	35%	32%	28%
Industrial	12%	12%	16%
Wholesale	7%	10%	12%
Transmission	6%	7%	11%
Other	3%	2%	1%
Total	100%	100%	100%
The table below summarizes the percentage of Evergy's retail electricity sales by customer class.

	2019	2018	2017
Residential	36%	37%	32%
Commercial	43%	41%	38%
Industrial	21%	22%	30%
Total	100%	100%	100%
Merger of Great Plains Energy and Evergy Kansas Central
Evergy was incorporated in 2017 as Monarch Energy Holding, Inc. (Monarch Energy), a wholly-owned subsidiary of Great Plains Energy Incorporated (Great Plains Energy). Prior to the closing of the merger transactions, Monarch Energy changed its name to Evergy and did not conduct any business activities other than those required for its formation and matters contemplated by the Amended and Restated Agreement and Plan of Merger, dated as of July 9, 2017, by and among Great Plains Energy, Evergy Kansas Central, Monarch Energy and King Energy, Inc. (King Energy), a wholly-owned subsidiary of Monarch Energy (Amended Merger Agreement).
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
Regulation
Evergy Kansas Central's and Evergy Metro's Kansas operations are regulated by the State Corporation Commission of the State of Kansas (KCC) and Evergy Metro's Missouri operations and Evergy Missouri West are regulated by the Public Service Commission of the State of Missouri (MPSC), in each case with respect to retail rates, certain accounting matters, standards of service and, in certain cases, the issuance of securities, certification of facilities and service territories. The Evergy Companies are also subject to regulation by the Federal Energy Regulatory Commission (FERC) with respect to transmission, wholesale sales and rates and other matters. Evergy has an indirect 94% ownership interest in Wolf Creek Generating Station (Wolf Creek), which is subject to regulation by the Nuclear Regulatory Commission (NRC) with respect to licensing, operations and safety-related requirements.
The table below summarizes the rate orders in effect for Evergy Kansas Central's, Evergy Metro's and Evergy Missouri West's retail rate jurisdictions.

	Regulator	Allowed Return on Equity	Rate-Making Equity Ratio	Effective Date
Evergy Kansas Central (a)	KCC	9.3%	51.46%	September 2018
Evergy Metro - Kansas	KCC	9.3%	49.09%	December 2018
Evergy Metro - Missouri	MPSC	(b)	(b)	December 2018
Evergy Missouri West	MPSC	(b)	(b)	December 2018
(a) The KCC establishes rates for Evergy Kansas Central and Evergy Kansas South on a consolidated basis.
(b) Evergy Metro's and Evergy Missouri West's current MPSC rate order does not contain an allowed return on equity or rate-making equity ratio.
Evergy expects its 2020 Kansas and Missouri jurisdictional retail revenues to be approximately 60% and 40%, respectively, based on historical averages of Evergy Kansas Central's, Evergy Metro's and Evergy Missouri West's total retail revenues.
See Item 7 MD&A, Critical Accounting Policies section, and Note 5 to the consolidated financial statements for additional information concerning regulatory matters.
Competition
Missouri and Kansas continue to operate on the fully integrated and regulated retail utility model. As a result, the Evergy Companies do not compete with others to supply and deliver electricity in their franchised service territories in exchange for agreeing to have their terms of service regulated by state regulatory bodies. If Missouri or Kansas were to pass and implement legislation authorizing or mandating retail choice, Evergy may no longer be able to apply regulated utility accounting principles to deregulated portions of its operations, which may require a surcharge to recover certain costs from legacy customers or could lead to a write-off of certain regulatory assets and liabilities.
Evergy competes in the wholesale market to sell power in circumstances when the power it generates is not required for retail customers in its service territory. This competition primarily occurs within the SPP Integrated Marketplace, in which Evergy Kansas Central, Evergy Metro and Evergy Missouri West are participants. This marketplace determines which generating units among market participants should run, within the operating constraints of a unit, at any given time for maximum regional cost-effectiveness.
The SPP Integrated Marketplace is similar to other Regional Transmission Organization (RTO) or Independent System Operator (ISO) markets currently operating in other regions of the United States.
Power Supply
Evergy has 14,700 MWs of owned generating capacity and renewable purchased power agreements. Evergy's owned generation and purchased power from others, as a percentage of total MWhs generated and purchased, was approximately 71% and 29%, respectively, over the last two years. Evergy purchases power to meet its customers' needs, to satisfy firm power commitments or to meet renewable energy standards. Management believes Evergy will be able to meet its future purchased power needs due to the coordination of planning and operations in the SPP region and existing power purchase agreements; however, price and availability of power purchases may be impacted during periods of high demand.

Evergy's total capacity by fuel type, including both owned generating capacity and purchased power agreements, is detailed in the table below.

Fuel Type	Estimated MW Capacity	Percent of Total Capacity
Coal	5,903	40%
Natural gas and oil	3,988	27
Wind (a)	3,642	24
Uranium	1,104	8
Solar, landfill gas and hydroelectric (b)	72	1
Total capacity	14,709	100%
(a) MWs are based on nameplate capacity of the wind facility. Includes owned generating capacity of 579 MWs and long-term power purchase agreements of approximately 3,063 MWs of wind generation that expire in 2028 through 2048. See Item 2, Properties, for additional information.
(b) Includes a long-term power purchase agreement for approximately 60 MWs of hydroelectric generation that expires in 2023.
Evergy's projected peak summer demand for 2020 is approximately 10,367 MWs. Evergy expects to meet its projected capacity requirements for the foreseeable future with its existing generation assets and power and capacity purchases.
Evergy Kansas Central, Evergy Metro and Evergy Missouri West are members of the SPP. The SPP is a FERC-approved RTO with the responsibility to ensure reliable power supply, adequate transmission infrastructure and competitive wholesale electricity prices in the region. As SPP members, Evergy Kansas Central, Evergy Metro and Evergy Missouri West are required to maintain a minimum reserve margin of 12%. This net positive supply of capacity is maintained through generation asset ownership, capacity agreements, power purchase agreements and peak demand reduction programs. The reserve margin is designed to support reliability of the region's electric supply.
Environmental Matters
There have been, and management believes there will continue to be, policy, legal and regulatory efforts to influence climate change, such as efforts to reduce greenhouse gas emissions (GHG), impose a tax on emissions and create incentives for low-carbon generation and energy efficiency. These efforts, and climate change itself, have the potential to adversely affect the Evergy Companies' results of operations, financial position and cash flows. See Part I, Item 1A, Risk Factors, for additional information.
The Evergy Companies have taken, and will continue to take, proactive measures to mitigate the impact of climate change on its businesses. For example, the Evergy Companies regularly conduct preparedness exercises for a variety of disruptive events, including storms, which may become more frequent or intense due to climate change. In addition, the Evergy Companies have invested, and will continue to invest, in grid resiliency. Much of the Evergy Companies' infrastructure is aged, and grid resiliency efforts include building additional transmission and distribution lines, replacing aged infrastructure and proactively managing the vegetation that can damage systems during severe weather. The Evergy Companies also monitor water conditions at their generating facilities and focus on water conservation at these facilities to address resource depletion.
Transforming Evergy's Generation Fleet
The Evergy Companies are committed to a long-term strategy to reduce carbon emissions in a cost-effective and reliable manner and are targeting to achieve an 80% reduction of carbon emissions by 2050 from 2005 levels. The trajectory and timing of reaching this goal could be impacted by political, legal and regulatory actions and technological matters. Public attention is currently focused on reducing GHG emissions and closing coal-fired generating units. Diversity of fuel supply has historically provided cost and reliability benefits. In addition, the Evergy Companies must prudently utilize the generation assets that regulators have allowed the Evergy Companies to include in rates and avoid "stranding" assets by prematurely closing facilities. The Evergy Companies use an integrated resource plan, which is a detailed analysis that estimates factors that influence the future supply and demand for electricity, to inform the manner in which they supply electricity. The integrated resource plan considers forecasts of future electricity demand, fuel prices, transmission improvements, new generating capacity, integration of renewables, energy storage, energy efficiency and demand response initiatives. Strategies that the Evergy Companies have pursued include:

•	retiring fossil fuel generation;

•	developing renewable energy facilities;

•	collaborating with regulators to offer customers the opportunity to procure electricity produced with renewable resources; and

•	investing in customer energy efficiency programs.
Since 2005, the Evergy Companies have added over 3,500 megawatts of renewables, while retiring more than 2,400 megawatts of fossil generation. The transition of their generation fleet has allowed the Evergy Companies to reduce carbon emissions by almost 40% since 2005. The Evergy Companies are also committed to transparency. On its website, www.evergy.com, Evergy provides quantitative and qualitative data regarding various environmental, social and governance matters, including information related to emissions, waste and water. The contents of the website and report are not incorporated into this filing.
See Note 15 to the consolidated financial statements for information regarding environmental matters.
Fuel
The fuel sources for Evergy's owned generation and purchased power agreements are coal, wind and other renewable sources, uranium and natural gas and oil. The actual 2019 fuel mix and fuel cost in cents per net kilowatt hour (kWh) delivered are outlined in the following table.

		Fuel cost in cents per
	Fuel Mix(a)	net kWh delivered (b)
	Actual	Actual
Fuel	2019	2019
Coal	50%	$2.03
Wind, hydroelectric, landfill gas and solar	27	2.36
Uranium	18	0.60
Natural gas and oil	5	2.91
Total	100%	$1.94
(a) Fuel mix based on percent of net MWhs generated by owned resources and delivered under renewable purchased power agreements.
(b) Fuel cost in cents per net kWh delivered includes purchased power costs associated with renewable purchased power agreements.
Coal
During 2020, Evergy's generating units, including jointly-owned units, are projected to use approximately 17 million tons of coal. Evergy Kansas Central, Evergy Metro and Evergy Missouri West have entered into coal-purchase contracts with various suppliers in Wyoming's Powder River Basin (PRB), the nation's principal supply region of low-sulfur coal, and with local suppliers. The coal to be provided under these contracts is expected to satisfy approximately 80% of the projected coal requirements for 2020 and approximately 10% for 2021. The remainder of the coal requirements is expected to be fulfilled through entering into additional contracts or spot market purchases.
Evergy Kansas Central, Evergy Metro and Evergy Missouri West have also entered into rail transportation contracts with various railroads to transport coal from the PRB and local suppliers to their generating units. The transportation services to be provided under these contracts are expected to satisfy almost all of the projected transportation requirements for 2020 and approximately 75% for 2021. The contract rates adjust for changes in railroad costs.

Nuclear Fuel
Evergy Kansas South and Evergy Metro each owns 47% of Wolf Creek, which is Evergy's only nuclear generating unit. Wolf Creek purchases uranium and has it processed for use as fuel in its reactor. This process involves conversion of uranium concentrates to uranium hexafluoride, enrichment of uranium hexafluoride and fabrication of nuclear fuel assemblies. The owners of Wolf Creek have on hand or under contract all of the uranium, uranium enrichment and conversion services needed to operate Wolf Creek through 2027. The owners also have under contract all of the uranium fabrication required to operate Wolf Creek through September 2025.
Natural Gas
Evergy purchases natural gas for use in its generating units primarily through spot market purchases. From time to time, Evergy also may enter into contracts, including the use of derivatives, in an effort to manage the cost of natural gas. For additional information about our exposure to commodity price risks, see Item 7A., Quantitative and Qualitative Disclosures About Market Risk.
Evergy Kansas Central maintains natural gas transportation arrangements with Kansas Gas Service and Southern Star Central Gas Pipeline. The Kansas Gas Service arrangement has historically expired on April 30 of each year and is renegotiated for an additional one-year term. The Southern Star Central Gas Pipeline arrangement expires based on the generating unit being served with expiration dates from 2022 to 2030.
Evergy Kansas Central, Inc.
Evergy Kansas Central, a Kansas corporation incorporated in 1924 and headquartered in Topeka, Kansas, is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity. Evergy Kansas Central serves approximately 716,200 customers located in central and eastern Kansas. Customers include approximately 624,400 residences, 87,300 commercial firms, and 4,500 industrials, municipalities and other electric utilities. Evergy Kansas Central's retail revenues averaged approximately 76% of its total operating revenues over the last three years. Wholesale firm power, bulk power sales, transmission and miscellaneous electric revenues accounted for the remainder of Evergy Kansas Central's revenues. Evergy Kansas Central is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter.
Evergy Metro, Inc.
Evergy Metro, a Missouri corporation incorporated in 1922 and headquartered in Kansas City, Missouri, is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity. Evergy Metro serves approximately 558,200 customers located in western Missouri and eastern Kansas. Customers include approximately 493,300 residences, 62,900 commercial firms, and 2,000 industrials, municipalities and other electric utilities. Evergy Metro's retail revenues averaged approximately 92% of its total operating revenues over the last three years. Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of Evergy Metro's revenues. Evergy Metro is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter. Missouri and Kansas jurisdictional retail revenues for Evergy Metro averaged approximately 56% and 44%, respectively, of total retail revenues over the last three years.
Employees
At December 31, 2019, the Evergy Companies had 4,617 employees, including 2,520 represented by five local unions of the International Brotherhood of Electrical Workers (IBEW). Evergy also has a 94% indirect ownership share in Wolf Creek, which, at December 31, 2019, had 858 employees, including 477 represented by a local union of the IBEW and a local union of the United Government Security Officers of America (UGSOA). Evergy Kansas Central has labor agreements with IBEW Locals 304 and 1523, representing power plant and transmission and distribution workers (expires June 30, 2021). Evergy Metro has labor agreements with IBEW Local 1613, representing clerical employees (expires March 31, 2021), with IBEW Local 1464, representing transmission and distribution workers (expires January 31, 2021), and with IBEW Local 412, representing power plant workers (expires February 28, 2021). Wolf Creek has labor agreements with IBEW Local 304 (expires September 20, 2021) and UGSOA Local 252 (expires July 31, 2020).

Information About Evergy's Executive Officers
Set forth below is information relating to the executive officers of Evergy, Inc. Each executive officer holds the same position with each of Evergy Kansas Central, Inc., Evergy Metro, Inc., Evergy Kansas South, Inc. and Evergy Missouri West, Inc. as he or she does with Evergy, Inc. Executive officers serve at the pleasure of the board of directors. There are no family relationships among any of the executive officers, nor any arrangements or understandings between any executive officer and other persons pursuant to which he or she was appointed as an executive officer.

Name	Age	Current Position(s)	Year First Assumed an Officer Position
Terry Bassham (a)	59	President and Chief Executive Officer	2005
Kevin E. Bryant (b)	44	Executive Vice President and Chief Operating Officer	2006
Gregory A. Greenwood (c)	54	Executive Vice President, Strategy and Chief Administrative Officer	2003
Anthony D. Somma (d)	56	Executive Vice President and Chief Financial Officer	2006
Jerl L. Banning (e)	58	Senior Vice President and Chief People Officer	2010
Charles A. Caisley (f)	46	Senior Vice President, Marketing and Public Affairs and Chief Customer Officer	2011
Heather A. Humphrey (g)	49	Senior Vice President, General Counsel and Corporate Secretary	2010
Charles L. King (h)	55	Senior Vice President and Chief Technology Officer	2013
Steven P. Busser (i)	51	Vice President - Risk Management and Controller	2014

(a)
Mr. Bassham was appointed President and Chief Executive Officer of Evergy, Inc. in June 2018. Mr. Bassham served as Chairman of the Board of Great Plains Energy (2013-2018) and had served as Chief Executive Officer of Great Plains Energy, Evergy Metro and Evergy Missouri West since 2012. He has served as President of each company since 2011. He previously served as President and Chief Operating Officer of Great Plains Energy, Evergy Metro and Evergy Missouri West (2011-2012) and as Executive Vice President - Utility Operations of Evergy Metro and Evergy Missouri West (2010-2011). He was Executive Vice President - Finance and Strategic Development and Chief Financial Officer of Great Plains Energy (2005-2010) and of Evergy Metro and Evergy Missouri West (2009-2010).

(b)
Mr. Bryant was appointed Executive Vice President and Chief Operating Officer of Evergy, Inc. in June 2018. Mr. Bryant previously served as Senior Vice President - Finance and Strategy and Chief Financial Officer of Great Plains Energy, Evergy Metro and Evergy Missouri West (2015-2018). He previously served as Vice President - Strategic Planning of Great Plains Energy, Evergy Metro and Evergy Missouri West (2014). He served as Vice President - Investor Relations and Strategic Planning and Treasurer of Great Plains Energy, Evergy Metro and Evergy Missouri West (2013). He served as Vice President - Investor Relations and Treasurer of Great Plains Energy, Evergy Metro and Evergy Missouri West (2011-2013). He was Vice President - Strategy and Risk Management of Evergy Metro and Evergy Missouri West (2011) and Vice President - Energy Solutions of Evergy Metro (2006-2011) and Evergy Missouri West (2008-2011).

(c)
Mr. Greenwood was appointed Executive Vice President, Strategy and Chief Administrative Officer of Evergy, Inc. in June 2018. Mr. Greenwood previously served in the following officer roles for Evergy Kansas Central: Senior Vice President, Strategy (2011-2018); Vice President, Major Construction Projects (2006-2011); and Treasurer (2003-2006). Mr. Greenwood also served in the following roles for Evergy Kansas Central: Executive/Senior Director, Corporate Finance (1999-2003); Director, Financial Strategy and Acting Director, Internal Audit (1999-2000); and Director, Financial Strategy (1998-1999). Mr. Greenwood joined Evergy Kansas Central in 1993.

(d)
Mr. Somma was appointed Executive Vice President and Chief Financial Officer of Evergy, Inc. in June 2018. Mr. Somma previously served as Senior Vice President, Chief Financial Officer and Treasurer (2011-2018) for Evergy Kansas Central, after having been appointed as Treasurer in 2006 and Vice President in 2009. He also served as Executive Director, Generation (2004-2006), Executive Director, Finance (1998-1999) and Director, Corporate Strategy (1996-1998) of Evergy Kansas Central, after having joined the company in 1994. From 1999 to 2004, Mr. Somma served in various leadership roles with a former affiliate of Evergy Kansas Central, including Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary.

(e)
Mr. Banning was appointed Senior Vice President and Chief People Officer of Evergy, Inc. in June 2018. Mr. Banning previously served in the following officer roles for Evergy Kansas Central: Senior Vice President, Operations Support and Administration (2015-2018); Vice President, Human Resources and IT (2014); and Vice President, Human Resources (2010- 2013). Mr. Banning also served as Executive Director of Human Resources for Evergy Kansas Central (2008-2010).

(f)
Mr. Caisley was appointed Senior Vice President, Marketing and Public Affairs and Chief Customer Officer of Evergy, Inc. in June 2018. Mr. Caisley served as Vice President - Marketing and Public Affairs of Great Plains Energy, Evergy Metro and Evergy Missouri West (2011-2018). He was Senior Director of Public Affairs (2008-2011) and Director of Governmental Affairs of Evergy Metro (2007-2008).

(g)
Ms. Humphrey was appointed Senior Vice President, General Counsel and Corporate Secretary of Evergy, Inc. in June 2018. Ms. Humphrey previously served as Senior Vice President - Corporate Services and General Counsel of Great Plains Energy, Evergy Metro and Evergy Missouri West (2016-2018). She previously served as General Counsel (2010-2016) and Senior Vice President - Human Resources of Great Plains Energy, Evergy Metro and Evergy Missouri West (2012-2016). She served as Vice President - Human Resources of Great Plains Energy, Evergy Metro and Evergy Missouri West (2010-2012). She was Senior Director of Human Resources and Interim General Counsel of Great Plains Energy, Evergy Metro and Evergy Missouri West (2010) and Managing Attorney of Evergy Metro (2007-2010).

(h)
Mr. King was appointed Senior Vice President and Chief Technology Officer of Evergy, Inc. in February 2020. He previously served as Senior Vice President, Information Technology and Chief Information Officer (2019) and Vice President, Information Technology and Chief Information Officer (2018-2019) of Evergy, Inc. Prior to that, he served as Vice President - Information Technology (2013-2018), as Senior Director of Information Technology Applications and Delivery (2013) and Director of Information Technology Applications (2011-2013) of Evergy Metro and Evergy Missouri West. Mr. King also served in various roles, including leadership roles, with Dish Network, CenturyLink, Sprint and Accenture.

(i)
Mr. Busser was appointed Vice President - Risk Management and Controller of Evergy, Inc. in June 2018. Mr. Busser was appointed Vice President - Risk Management and Controller of Great Plains Energy, Evergy Metro and Evergy Missouri West in 2016. He previously served as Vice President - Business Planning and Controller of Great Plains Energy, Evergy Metro and Evergy Missouri West (2014-2016). He served as Vice President - Treasurer of El Paso Electric Company (2011-2014). Prior to that, he served as Vice President - Treasurer and Chief Risk Officer (2006-2011) and Vice President - Regulatory Affairs and Treasurer (2004-2006) of El Paso Electric Company.

ITEM 1A. RISK FACTORS
Utility Regulatory Risks:
Prices are established by regulators and may not be sufficient to result in a recovery of costs or provide for a return on investment.
The prices that the FERC, KCC and MPSC authorize the utility subsidiaries of Evergy to charge significantly influence the Evergy Companies' results of operations, financial position and cash flows.
In general, utilities are allowed to recover in customer rates costs that were prudently incurred to provide utility service, plus a reasonable return on invested capital.  There can be no assurance, however, that regulators will determine costs to have been prudently incurred. Further, the amounts approved by the regulators may not be sufficient to allow for a recovery of costs or provide for an adequate return on and of capital investments. Also, amounts that were approved by regulators may be appealed, modified, limited or eliminated by subsequent regulatory or legislative actions. A failure to recover costs or earn a reasonable return on invested capital could have a material adverse effect on the results of operations, financial condition and cash flows of Evergy and its utility subsidiaries.
The Evergy Companies are also exposed to cost-recovery shortfalls due to the inherent "regulatory lag" in the rate-setting process. This is because utility rates are generally based on historical information and, except for certain situations where regulators allow for recovery of expenses through use of a formula that tracks costs, are not subject to adjustment between rate cases. In connection with the merger, Evergy Kansas Central and Evergy Metro agreed to a five-year base rate moratorium in Kansas beginning in December 2018. See Note 2 to the consolidated financial statements for additional information. In addition, effective as of January 1, 2019, Evergy Metro and Evergy Missouri West elected into plant-in service accounting (PISA), which, by law, requires each company to keep base rates constant for three years following Evergy Metro's and Evergy Missouri West's last general rate case and limits the extent to which prices can increase thereafter. These and other factors may result in under-recovery of costs or failure to earn the authorized return on investment, or both.
Failure to timely recover the full investment costs of capital projects, the impact of renewable energy and energy efficiency programs, other utility costs and expenses due to regulatory disallowances, regulatory lag or other factors could lead to lowered credit ratings, reduced access to capital markets, increased financing costs, lower flexibility due to constrained financial resources and increased collateral security requirements or reductions or delays in planned capital expenditures.  In response to competitive, economic, political, legislative, public perception and regulatory pressures, Evergy's utility subsidiaries may be subject to rate moratoriums, rate refunds, limits on rate increases, lower allowed returns on investments or rate reductions, including phase-in plans designed to spread the impact of rate increases over an extended period for the benefit of customers. Any of these results could have a material adverse effect on the results of operations, financial condition and cash flows of the Evergy Companies.
Legislative and regulatory requirements may increase costs and result in compliance penalties.
FERC, the North American Electric Reliability Corporation (NERC) and SPP have implemented and enforce an extensive set of transmission system reliability, cybersecurity and critical infrastructure protection standards that apply to public utilities.  The MPSC and KCC have the authority to implement utility operational standards and requirements, such as vegetation management standards, facilities inspection requirements and quality of service standards.  In addition, Evergy is also subject to health, safety and other requirements enacted by the Occupational Safety and Health Administration, the Department of Transportation, the Department of Labor and other federal and state agencies.  As discussed more fully under "Operational Risks," the NRC extensively regulates nuclear power plants, including Wolf Creek. The costs of complying with existing, new or modified regulations, standards and other requirements could have a material adverse effect on the results of operations, financial position and cash flows of the Evergy Companies.  Furthermore, regulatory changes could result in operational changes that increase costs or adversely impact the Evergy Companies' prospects. In addition, failure to meet quality of service, reliability, cybersecurity, critical infrastructure protection, operational or other standards and requirements could expose the Evergy Companies to penalties, additional compliance costs or adverse rate consequences, any of which could have a material adverse impact on their results of operations, financial position and cash flows.
Environmental Risks:
Costs to comply with environmental laws and regulations, including those relating to GHG emissions, are significant and may adversely impact operations and financial results.
The Evergy Companies are subject to extensive and evolving federal, state and local environmental laws, regulations and permit requirements relating to air and water quality, waste management and hazardous substance disposal, protected natural resources (such as wetlands, endangered species and other protected wildlife) and health and safety.  For example, Evergy Kansas Central, Evergy Metro and Evergy Missouri West combust large amounts of fossil fuels in the production of electricity, which results in significant emissions of carbon dioxide (CO2) and other GHGs. Federal legislation regulates the emission of GHGs and numerous states and regions have adopted programs to stabilize or reduce GHG emissions. The Environmental Protection Agency (EPA), the Kansas Department of Health and Environment (KDHE) and the Missouri Department of Natural Resources (MDNR) regulate emissions under the Clean Air Act Amendments of 1990 (CAA), water under the Clean Water Act (CWA) and waste management under the Resource Conservation and Recovery Act (RCRA), among other laws and regulations. See Note 15 to the consolidated financial statements for additional information.
Compliance with these laws, regulations and requirements requires significant capital and operating resources, and the failure to comply could result in substantial fines, injunctive relief and other sanctions.  In addition, there is a risk of lawsuits alleging violations of environmental laws, regulations or requirements, claiming creation of a public nuisance or other matters, and seeking injunctions or monetary damages or other relief.

Environmental permits are subject to periodic renewal, which may result in more stringent permit conditions and limits.  New facilities, or modifications of existing facilities, may require new environmental permits or amendments to existing permits.  Delays in the environmental permitting process, public opposition and challenges, denials of permit applications, limits or conditions imposed in permits and the associated uncertainty may materially adversely affect the cost and timing of projects, and thus materially adversely affect the results of operations, financial position and cash flows of the Evergy Companies. In addition, compliance with environmental laws, regulations and requirements could alter the way assets are managed, which in turn could result in retiring assets earlier than expected, recording asset retirement obligations (AROs) or having a regulator disallow recovery of costs that had been prudently incurred in connection with those assets.
Costs of compliance with environmental laws, regulations and requirements, or fines, penalties or negative lawsuit outcomes, if not recovered in rates from customers, could have a material adverse effect on the results of operations, financial position and cash flows of the Evergy Companies.
Financial Risks:
Financial market disruptions or declines in the Evergy Companies' credit ratings may increase financing costs and limit access to the credit markets, which may adversely affect liquidity and financial results.
The Evergy Companies rely on funds from operations and access to the capital and credit markets to fund capital expenditures and for working capital and liquidity. Disruption in capital or credit markets, increases in interest rates, deterioration in the financial condition of the financial institutions on which the Evergy Companies rely, credit rating downgrades, a decrease in the market price of Evergy's common stock or a decrease or disappearance in the demand for debt securities issued by the Evergy Companies or subsidiaries could have material adverse effects on the Evergy Companies.  These effects could include, among others: reduced access to capital and increased cost of borrowed funds and collateral requirements; dilution resulting from equity issuances at reduced prices; increased nuclear decommissioning trust and pension and other post-retirement benefit plan funding requirements; reduced ability to pay dividends; rate case disallowance of costs of capital; reductions in or delays of capital expenditures; and limitations in the ability of Evergy to provide credit support for its subsidiaries.  Further, Evergy Kansas Central and Evergy Metro have outstanding tax-exempt bonds that may be put back to the respective issuer at the option of the holders, which could adversely impact liquidity. In addition, market disruption and volatility could have an adverse impact on Evergy's lenders, suppliers and other counterparties or customers, causing them to fail to meet their obligations.
Evergy is a holding company and relies on the earnings of its subsidiaries to meet its financial obligations.
Evergy is a holding company with no significant operations of its own.  The primary source of funds for payment of dividends to its shareholders and its other financial obligations is dividends paid to it by its direct subsidiaries, particularly Evergy Kansas Central, Evergy Metro and Evergy Missouri West.  Evergy's subsidiaries are separate legal entities and have no obligation to provide Evergy with funds. The ability of Evergy's subsidiaries to pay dividends or make other distributions, and accordingly, Evergy's ability to pay dividends on its common stock and meet its financial obligations, principally depends on the earnings and cash flows, capital requirements and general financial position of its subsidiaries, as well as regulatory factors, financial covenants, general business conditions and other matters.
In addition, the Evergy Companies are subject to certain corporate and regulatory restrictions and financial covenants that could affect their ability to pay dividends.  Under the Federal Power Act, Evergy Kansas Central, Evergy Metro and Evergy Missouri West generally can pay dividends only out of retained earnings. In connection with approval of the merger in Missouri, each of Evergy Metro and Evergy Missouri West agreed to not pay dividends to Evergy if its credit rating falls below BBB- for S&P Global Ratings or Baa3 for Moody's Investor Services. In connection with approval of the merger in Kansas, each of Evergy Kansas Central and Evergy Metro agreed to not pay dividends to Evergy if (i) the payment would result in an increase in the utility's debt level (excluding short-term debt and debt due within one year) above 60 percent of its total capitalization, absent approval from the KCC or (ii) if its credit rating falls below BBB- for S&P Global Ratings or Baa3 for Moody's Investor Services. As described elsewhere in this Form 10-K, the Evergy Companies are also required to maintain a consolidated indebtedness to consolidated total capitalization ratio of not more than 0.65 to 1.00, which could restrict the amount of dividends the Evergy Companies are permitted to pay. Evergy cannot guarantee dividends will be paid in the future or that, if paid, dividends will satisfy announced targets or investor expectations or be paid with the same frequency as in the past.
In addition, from time to time Evergy may guarantee debt obligations of its subsidiaries. Under the financing agreements to which Evergy is a party, a guarantee of debt may be considered indebtedness for purposes of complying with financial covenants that dictate the extent to which Evergy can borrow money, and any guarantee payments could adversely affect Evergy's liquidity and ability to service its own debt obligations.
Increasing costs associated with defined benefit retirement and postretirement plans, health care plans and other employee benefits could adversely affect Evergy's financial position and liquidity.
Evergy maintains defined benefit retirement and other post-retirement employee benefit plans for certain current and former employees. The costs of these plans depend on a number of factors, including the rates of return on plan assets, the level and nature of the provided benefits, discount rates, the interest rates used to measure required minimum funding levels, changes in benefit design, changes in laws or regulations and the amount of any required or voluntary contributions to the plans.  The Evergy Companies have substantial unfunded liabilities under these plans.  Also, if the rate of retirements exceeds planned levels, these plans experience adverse market returns on investments or interest rates fall, required or voluntary contributions to the plans could be material.  In addition, changes in accounting rules and assumptions related to future costs, returns on investments, interest rates and other actuarial assumptions, including projected retirements, could have a significant adverse impact on the results of operations, financial position and cash flows of the Evergy Companies.
The costs of providing health care benefits to employees and retirees have increased in recent years and may continue to rise in the future. Future legislative changes related to health care could also cause significant changes to benefit programs and costs. The increasing costs associated with health care plans could have a significant adverse impact on the results of operations, financial position and cash flows of the Evergy Companies.
The use of derivative contracts could result in financial losses and impair liquidity.
The Evergy Companies use derivative instruments, such as swaps, options, futures and forwards, to manage commodity and financial risks.  Losses could be recognized as a result of volatility in the market values of these contracts, if a counterparty fails to perform or if the underlying transactions, which the derivative instruments are intended to hedge, fail to materialize.  The valuation of these financial instruments can involve management's judgment or the use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.
Tax legislation and an inability to utilize tax credits could adversely impact financial results and liquidity.
Tax laws and regulations can adversely affect, among other things, financial results, liquidity, credit ratings and the valuation of assets, such as deferred income tax assets. Over the last several years, income tax obligations have been reduced due to the use of bonus depreciation provisions that allow for an acceleration of deductions for tax purposes and IRS guidance on tax deductions for repairs. The Tax Cuts and Jobs Act of 2017 (TCJA) eliminates bonus depreciation for regulated utilities on new capital investments. The Evergy Companies regularly assess their ability to utilize tax benefits, including those in the form of net operating loss, tax credit and other tax carryforwards, that are recorded as deferred income tax assets on its balance sheets to determine whether a valuation allowance is necessary. A reduction in, or disallowance of, these tax benefits could have an adverse impact on the financial results and liquidity of the Evergy Companies. Additionally, changes in corporate tax rates or policy changes, such as those resulting from the TCJA, as well as any inability to generate enough taxable income in the future to utilize all tax benefits before they expire, could have an adverse impact on the financial results and liquidity of the Evergy Companies.

In addition, the Evergy Companies construct and operate renewable energy facilities that generate tax credits that reduce federal income tax obligations. The amount of tax credits is dependent on several factors, including the amount of electricity produced and the applicable tax credit rate. A variety of operating and economic parameters, including transmission constraints, adverse weather conditions and breakdown or failure of equipment, could significantly reduce these tax credits, which could have an adverse impact on the financial results of the Evergy Companies.
The anticipated benefits of the merger may not be realized.
The Evergy Companies have incurred, and expect to incur additional, significant costs associated with combining the operations of Great Plains Energy and Evergy Kansas Central. Additional unanticipated costs may also be incurred in the integration of the businesses of Great Plains Energy and Evergy Kansas Central. The Evergy Companies expect the merger to produce various benefits, including, among other things, operating efficiencies and cost savings. However, achieving the anticipated benefits is subject to a number of uncertainties, including:

•	the ability to efficiently and effectively combine operations of the merged companies;

•	general market and economic conditions;

•	general competitive factors in the marketplace; and

•	higher than expected costs required to achieve the anticipated benefits of the merger.
No assurance can be given that these benefits will be achieved or achieved in a timely manner. Integration costs could have a material adverse impact on the results of the Evergy Companies, and a failure to achieve the anticipated benefits of the merger could have a material adverse effect on the results of operations, financial position and cash flows of the Evergy Companies. In addition, the Evergy Companies may encounter difficulties in integrating the operations of the companies, including inconsistencies in standards, systems and controls, and management's focus and resources may be diverted from ordinary business activities and opportunities in order to focus on integration efforts. Any of the foregoing could have a material adverse effect on the Evergy Companies.
The price of Evergy common stock may experience volatility.
The price of Evergy common stock may be volatile. Some of the factors that could affect the price of Evergy common stock are Evergy's earnings; estimates or statements by the investment community; the ability of the Evergy Companies to implement their strategic plan or to realize the expected synergies and other benefits from the merger; the ability of Evergy to deploy capital; actions by regulators; and speculation in the press or investment community about the Evergy Companies' strategy, earnings per share or growth prospects, financial condition or results of operations. Individuals or entities, such as activist shareholders and special interest groups, may also seek to influence the Evergy Companies' strategic plan or take other actions that could disrupt the Evergy Companies' business, financial results or operations and could adversely impact Evergy's stock price. General market conditions and U.S. economic factors and political events unrelated to the performance of the Evergy may also affect Evergy's stock price. For these reasons, shareholders should not rely on historical trends in the price of Great Plains Energy or Evergy Kansas Central common stock to predict the price of Evergy's common stock or its financial results.
Evergy has recorded goodwill that could become impaired and adversely affect financial results.
As required by generally accepted accounting principles (GAAP), Evergy recorded a significant amount of goodwill on its balance sheet in connection with completion of the merger. Evergy assesses goodwill for impairment on an annual basis or whenever events or circumstances occur that would indicate a potential for impairment. If goodwill is deemed to be impaired, Evergy may be required to incur non-cash charges that could materially adversely affect its results of operations.
Customer and Weather-Related Risks:
Evergy's results of operations, financial position and cash flows can be materially affected by changes in electricity consumption.
Change in customer behaviors in response to energy efficiency programs, changing conditions and preferences or changes in the adoption of technologies could affect the consumption of energy by customers. Federal and state programs exist to influence the way customers use energy and regulators have mandates to promote energy efficiency. Conservation programs and customers' level of participation in the programs could impact the financial results of the Evergy Companies in adverse ways.

Technological advances, energy efficiency and other energy conservation measures have reduced and will continue to reduce customer electricity consumption. The Evergy Companies generate electricity at central station power plants to achieve economies of scale and produce electricity at a competitive cost. Self-generation and distributed generation technologies, including microturbines, wind turbines, fuel cells and solar cells, as well as those related to the storage of energy produced by these systems, have become economically competitive with the manner and price at which the Evergy Companies sell electricity. There is also a perception that generating or storing electricity through these technologies is more environmentally friendly than generating electricity with fossil fuels. Increased adoption of these technologies could reduce electricity demand and the pool of customers from whom fixed costs are recovered, resulting in under recovery of the fixed costs of the Evergy Companies. Increased self-generation and the related use of net energy metering, which allows self-generating customers to receive bill credits for surplus power, could put upward price pressure on remaining customers. If the Evergy Companies are unable to adjust to reduced electricity demand and increased self-generation and net energy metering, their financial condition and results of operations could be adversely affected.
Changes in customer electricity consumption due to sustained financial market disruptions, downturns or sluggishness in the economy or other factors may also adversely affect the results of operations, financial position and cash flows of the Evergy Companies.
Weather is a major driver of the results of operations, financial position and cash flows of the Evergy Companies and the Evergy Companies are subject to risks associated with climate change.
Weather conditions directly influence the demand for and price of electricity. The Evergy Companies are significantly impacted by seasonality, and, due to energy demand created by air conditioning load, highest revenues are typically recorded in the third quarter. Unusually mild winter or summer weather can adversely affect sales.  In addition, severe weather and events, including tornados, snow, fire, rain, flooding and ice storms, can be destructive and cause outages and property damage that can result in increased expenses, lower revenues and additional capital restoration costs.  Storm reserves established by the Evergy Companies may be insufficient and rates may not be adjusted in a timely manner, or at all, to recover these costs. Additionally, because many of the Evergy Companies' generating stations utilize water for cooling, low water and flow levels can increase maintenance costs at these stations, result in limited power production and require modifications to plant operations.  High water conditions can also impair planned deliveries of fuel to generating stations. Climate change may produce more frequent or severe weather events, such as storms, droughts or floods and could also impact the economic health of Evergy's service territories. An increase in the frequency or severity of extreme weather events or a deterioration in the economic health of Evergy's service territories could have a material adverse effect on the results of operations, financial position and cash flows of the Evergy Companies.
In addition, policy, legal and regulatory efforts to influence climate change, such as efforts to reduce GHG emissions, impose a tax on emissions and create incentives for low-carbon generation and energy efficiency, could result in reduced sales and require significant costs to respond to such efforts. These efforts could also result in the early retirement of generation facilities, which could result in stranded costs if regulators disallow recovery of investments that were prudent when originally made. The Evergy Companies are targeting to achieve an 80% reduction of carbon emissions by 2050 from 2005 levels. The trajectory and timing of the goal could be impacted by various factors, including policy, legal or regulatory actions, a lack of technological advancements or other reasons. Any of the foregoing could adversely affect the results of operations, financial position and cash flows of the Evergy Companies and the market prices of Evergy's common stock.
Operational Risks:
Operational risks may adversely affect the Evergy Companies.
The operation of electric generation, transmission, distribution and information systems involves many risks, including breakdown or failure of equipment; aging infrastructure; operator error or contractor or subcontractor failure; problems that delay or increase the cost of returning facilities to service after outages; limitations that may be imposed by equipment conditions or environmental, safety or other regulatory requirements; fuel supply or fuel transportation reductions or interruptions; labor disputes; difficulties with the implementation or operation of information systems; transmission scheduling constraints; and catastrophic events such as fires, floods, droughts, explosions, terrorism, severe weather, pandemics or other similar occurrences. Many of the Evergy Companies' generation, transmission and distribution resources are aged, which increases the risk of unplanned outages, reduced generation output and higher maintenance expense.  Any equipment or system outage or constraint can, among other things, reduce sales, increase costs and affect the ability to meet regulatory service metrics, customer expectations and regulatory reliability and security requirements.
The Evergy Companies have general liability and property insurance to cover a portion of their facilities, but such policies do not cover transmission or distribution systems, are subject to certain limits and deductibles and do not include business interruption coverage.  Insurance coverage may not be available in the future at reasonable costs or on commercially reasonable terms, and the insurance proceeds received for any loss of, or any damage to, any facilities may not be sufficient to restore the loss or damage.
These and other operating events may reduce revenues or increase costs, or both, and may materially affect the results of operations, financial position and cash flows of the Evergy Companies.
Physical and cybersecurity breaches, criminal activity, terrorist attacks and other disruptions to facilities or information technology infrastructure could interfere with operations, expose the Evergy Companies or their customers or employees to a risk of loss, expose the Evergy Companies to legal or regulatory liability and cause reputational and other harm.
The Evergy Companies rely upon information technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including the generation, transmission and distribution of electricity, supply chain functions and the invoicing and collection of payments from customers. The Evergy Companies also use information technology networks and systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with financial reporting, legal and tax requirements. These networks and systems are in some cases owned or managed by third-party service providers. In the ordinary course of business, the Evergy Companies collect, store and transmit sensitive data including operating information, proprietary business information and personal information belonging to customers and employees.
The Evergy Companies' information technology networks and infrastructure, as well as the networks and infrastructure belonging to third-party service providers are vulnerable to damage, disruptions or shutdowns due to attacks or breaches by hackers or other unauthorized third parties; error or malfeasance by one or more employees or service providers; software or hardware upgrades; additions or replacements; malicious software code; telecommunication failures; natural disasters or other catastrophic events. The occurrence of any of these events could, among other things, impact the reliability or safety of the Evergy Companies' generation, transmission and distribution systems; result in the erasure of data or render the Evergy Companies' equipment, or the equipment of third-party service providers, unusable; impact the Evergy Companies' ability to conduct business in the ordinary course; reduce sales; expose the Evergy Companies and their customers, employees and vendors to a risk of loss or misuse of information; and result in legal claims or proceedings, liability or regulatory penalties, damage the Evergy Companies' reputation or otherwise harm their business. The Evergy Companies can provide no assurance that they will be able to identify and remediate all security or system vulnerabilities or that unauthorized access or error will be identified and remediated.
The Evergy Companies are subject to laws and rules issued by multiple government agencies concerning safeguarding and maintaining the confidentiality of their security, customer and business information. For example, NERC has issued comprehensive regulations and standards surrounding the security of bulk power systems and is continually in the process of developing updated and new requirements with which the utility industry must comply. The NRC also has issued regulations and standards related to the protection of critical digital assets at nuclear power plants. Compliance with NERC and NRC rules and standards, and rules and standards promulgated by other regulatory agencies from time to time or future legislation, will increase the Evergy Companies' compliance costs and their exposure to the potential risk of violations of these rules, standards or future legislation, which includes potential financial penalties. Furthermore, the non-compliance of other utilities with applicable regulations or the occurrence of a serious security event at other utilities could result in increased regulation or oversight, both of which could increase the Evergy Companies' costs and impact their financial results.
Additionally, the Evergy Companies cannot predict the impact that any future information technology or malicious attack may have on the energy industry in general. The electric utility industry, both within the United States and internationally, has experienced physical and cybersecurity attacks on energy infrastructure such as power plants, substations and related assets in the past, and there will likely be more attacks in the future. The Evergy Companies' facilities and systems could be direct targets or indirect casualties of such attacks. The effects of such attacks could include disruption to the Evergy Companies' generation, transmission and distribution systems or to the electrical grid in general, reduced sales and could increase the cost of insurance coverage or result in a decline in the U.S. economy. Any of the foregoing could have a material adverse impact on the Evergy Companies' operations or financial results.
The cost and schedule of capital projects may materially change and expected performance may not be achieved.
The Evergy Companies' business is capital intensive and includes significant construction projects.  The risks of any capital project include: actual costs may exceed estimated costs; regulators may disallow, limit or delay the recovery of all or part of the cost of, or a return on, a capital project; risks associated with the capital and credit markets to fund projects; delays in receiving, or failure to receive, necessary permits, approvals and other regulatory authorizations; unforeseen engineering problems or changes in project design or scope; the failure of suppliers and contractors to perform as required under their contracts; inadequate availability or increased cost of labor or materials, including commodities such as steel, copper and aluminum that may be subject to uncertain or increased tariffs; inclement weather; new or changed laws, regulations and requirements, including environmental and health and safety laws, regulations and requirements; and other events beyond the Evergy Companies' control may occur that may materially affect the schedule, cost and performance of these projects.
These and other risks could cause the Evergy Companies to defer or limit capital expenditures, materially increase the costs of capital projects, delay the in-service dates of projects, adversely affect the performance of the projects and require the purchase of electricity on the wholesale market, at potentially more expensive prices, until the projects are completed.  These risks may significantly affect the Evergy Companies' results of operations, financial position and cash flows.
The Evergy Companies are exposed to risks associated with the ownership and operation of a nuclear generating unit, which could adversely impact the Evergy Companies' business and financial results.
Evergy indirectly owns 94% of Wolf Creek, with Evergy Kansas South and Evergy Metro each owning 47% of the nuclear plant.  The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities, including Wolf Creek.  In the event of non-compliance, the NRC has the authority to impose fines, shut down the facilities, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Additionally, the non-compliance of other nuclear facility operators with applicable regulations or the occurrence of a serious nuclear incident anywhere in the world could result in increased regulation of the nuclear industry. Such events could increase Wolf Creek's costs and impact the financial results of the Evergy Companies or result in a shutdown of Wolf Creek.
An extended outage of Wolf Creek, whether resulting from NRC action, an incident at the plant or otherwise, could have a material adverse effect on the results of operations, financial position and cash flows of the Evergy Companies in the event replacement power and other costs are not recovered through rates or insurance.  If a long-term outage occurred, the state regulatory commissions could reduce rates by excluding the Wolf Creek investment from rate base.  Wolf Creek was constructed prior to 1986 and the age of Wolf Creek increases the risk of unplanned outages and results in higher maintenance costs.
On an annual basis, Evergy Kansas South and Evergy Metro are required to contribute money to tax-qualified trusts that were established to pay for decommissioning costs at the end of the unit's life. The amount of contributions varies depending on estimates of decommissioning expenses and projected return on trust assets. If the actual return on trust assets is below the projected level or actual decommissioning costs are higher than estimated, Evergy

Kansas South and Evergy Metro could be responsible for the balance of funds required and may not be allowed to recover the balance through rates.
The Evergy Companies are also exposed to other risks associated with the ownership and operation of a nuclear generating unit, including, but not limited to, (i) potential liability associated with the potential harmful effects on the environment and human health resulting from the operation of a nuclear generating unit, (ii) the storage, handling, disposal and potential release (by accident, through third-party actions or otherwise) of radioactive materials and (iii) uncertainties with respect to contingencies and assessments if insurance coverage is inadequate.  Under the structure for insurance among owners of nuclear generating units, Evergy Kansas South and Evergy Metro are also liable for potential retrospective premium assessments (subject to a cap) per incident at any commercial reactor in the country and losses in excess of insurance coverage.
In addition, Wolf Creek is reliant on a sole supplier for fuel and related services. The supplier has in the past been the subject of Chapter 11 reorganization proceedings, and an extended outage of Wolf Creek could occur if the supplier is not able to perform under its contracts with Wolf Creek. Switching to another supplier could take an extended amount of time and would require NRC approval. An extended outage at Wolf Creek could affect the amount of Wolf Creek investment included in customer rates and could have a material impact on the Evergy Companies' financial results.
The structure of the regional power market in which the Evergy Companies operate could have an adverse effect on their results of operations, financial position and cash flows.
Evergy Kansas Central, Evergy Metro and Evergy Missouri West are members of the SPP regional transmission organization, and each has transferred operational authority (but not ownership) of their transmission facilities to the SPP. The SPP's Integrated Marketplace determines which generating units among market participants should run, within the operating constraints of a unit, at any given time for maximum cost-effectiveness. In the event that Evergy Kansas Central's, Evergy Metro's or Evergy Missouri West's generating units are not among the lowest cost generating units operating within the market, each could experience decreased levels of wholesale electricity sales.
A market for Transmission Congestion Rights (TCR) is also included as part of the Integrated Marketplace. TCRs are financial instruments used to hedge transmission congestion charges. Evergy Kansas Central, Evergy Metro and Evergy Missouri West acquire TCRs for the purpose of hedging against transmission congestion charges. There is a risk that the entities could incorrectly model the amount of TCRs needed, or that the TCRs acquired could be ineffective in hedging against transmission congestion charges, either of which could lead to increased purchased power costs.
The rules governing the various regional power markets, including the SPP, may change from time to time and such changes could impact the costs and revenues of the Evergy Companies.
Litigation Risks:
The outcome of legal proceedings cannot be predicted.  An adverse finding could have a material adverse effect on the Evergy Companies' results of operations, financial position and cash flows.
The Evergy Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  The outcome of these matters cannot be determined, nor, in many cases, can the liability that could potentially result from each case be reasonably estimated.  The liability that the Evergy Companies may incur with respect to any of these cases may be in excess of amounts currently accrued and insured against with respect to such matters and could adversely impact the financial results for the Evergy Companies.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Generation Resources

						Unit Capability (MW) By Owner(a)
Station	Unit No.		Location	Year Completed	Fuel	Evergy Kansas Central	Evergy Metro	Evergy Missouri West	Total Company Generation	Renewable Purchased Power		Total Generation and Renewable Purchased Power
Renewable Generation:
Central Plains			Kansas	2009	Wind	99	—	—	99	—		99
Flat Ridge			Kansas	2009	Wind	50	—	—	50	50	(e)	100
Western Plains			Kansas	2017	Wind	281	—	—	281	—		281
Meridian Way			Kansas	2008	Wind	—	—	—	—	96	(e)	96
Ironwood			Kansas	2012	Wind	—	—	—	—	168	(e)	168
Post Rock			Kansas	2012	Wind	—	—	—	—	201	(e)	201
Cedar Bluff			Kansas	2015	Wind	—	—	—	—	199	(e)	199
Kay Wind			Oklahoma	2015	Wind	—	—	—	—	200	(e)	200
Ninnescah			Kansas	2016	Wind	—	—	—	—	208	(e)	208
Kingman 1			Kansas	2016	Wind	—	—	—	—	103	(e)	103
Kingman 2			Kansas	2016	Wind	—	—	—	—	103	(e)	103
Rolling Meadows			Kansas	2010	Landfill Gas	—	—	—	—	6	(e)	6
Hutch Solar			Kansas	2017	Solar	—	—	—	—	1	(e)	1
Cimarron II			Kansas	2012	Wind	—	—	—	—	131	(f)	131
Spearville 1			Kansas	2006	Wind	—	101	—	101	—		101
Spearville 2			Kansas	2010	Wind	—	48	—	48	—		48
Spearville 3			Kansas	2012	Wind	—	—	—	—	101	(f)	101
Gray County			Kansas	2001	Wind	—	—	—	—	110	(g)	110
Ensign			Kansas	2012	Wind	—	—	—	—	99	(g)	99
Waverly			Kansas	2016	Wind	—	—	—	—	200	(f)	200
Slate Creek			Kansas	2015	Wind	—	—	—	—	150	(f)	150
Rock Creek			Missouri	2017	Wind	—	—	—	—	300	(h)	300
Osborn			Missouri	2016	Wind	—	—	—	—	201	(h)	201
Pratt			Kansas	2018	Wind	—	—	—	—	243	(h)	243
Greenwood Solar			Missouri	2016	Solar	—	—	3	3	—		3
Prairie Queen			Kansas	2019	Wind	—	—	—	—	200	(h)	200
CNPPID (NE) - Hydro			Nebraska	1941	Hydro	—	—	—	—	60	(f)	60
St Joseph Landfill			Missouri	2012	Landfill Gas	—	—	2	2	—		2
Total Renewable Generation:						430	149	5	584	3,130		3,714
Nuclear:
Wolf Creek	1	(b)	Kansas	1985	Uranium	552	552	—	1,104	—		1,104
Total Nuclear:						552	552	—	1,104	—		1,104

						Unit Capability (MW) By Owner(a)
Station	Unit No.		Location	Year Completed	Fuel	Evergy Kansas Central	Evergy Metro	Evergy Missouri West	Total Company Generation	Renewable Purchased Power	Total Generation and Renewable Purchased Power
Coal:
Jeffrey Energy Center			Kansas
Steam Turbines	1-3	(b)		1978, 1980 &1983	Coal	2,011	—	175	2,186	—	2,186
Lawrence Energy Center			Kansas
Steam Turbines	4 & 5			1960, 1971	Coal	486	—	—	486	—	486
La Cygne			Kansas
Steam Turbines	1 & 2	(b)(c)		1973, 1977	Coal	699	699	—	1,398	—	1,398
Iatan			Missouri
Steam Turbines	1 & 2	(b)		1980, 2010	Coal	—	981	288	1,269	—	1,269
Hawthorn			Missouri
Steam Turbines	5	(d)		1969	Coal	—	564	—	564	—	564
Total Coal:						3,196	2,244	463	5,903	—	5,903
Gas and Oil:
Emporia Energy Center			Kansas
Combustion Turbines	1 - 7			2008 - 2009	Natural Gas	645	—	—	645	—	645
Gordon Evans Energy Center			Kansas
Combustion Turbines	1 - 3			2000 - 2001	Natural Gas	289	—	—	289	—	289
Hutchinson Energy Center			Kansas
Combustion Turbines	1 - 3			1974	Natural Gas	165	—	—	165	—	165
	4			1975	Oil	58	—	—	58	—	58
Spring Creek Energy Center			Oklahoma
Combustion Turbines	1 - 4			2001	Natural Gas	272	—	—	272	—	272
State Line			Missouri
Combined Cycle	2-1, 2-2 & 2-3	(b)		2001	Natural Gas	196	—	—	196	—	196
Hawthorn			Missouri
Combined Cycle	6/9			2000	Natural Gas	—	225	—	225	—	225
Combustion Turbines	7 & 8			2000	Natural Gas	—	153	—	153	—	153
West Gardner			Kansas
Combustion Turbines	1 - 4			2003	Natural Gas	—	313	—	313	—	313
Osawatomie			Kansas
Combustion Turbines	1			2003	Natural Gas	—	76	—	76	—	76

					Unit Capability (MW) By Owner(a)
Station	Unit No.	Location	Year Completed	Fuel	Evergy Kansas Central	Evergy Metro	Evergy Missouri West	Total Company Generation	Renewable Purchased Power	Total Generation and Renewable Purchased Power
Gas and Oil (continued):
Ralph Green		Missouri
Combustion Turbines	3		1981	Natural Gas	—	—	69	69	—	69
Nevada		Missouri
Combustion Turbines	1		1974	Oil	—	—	19	19	—	19
Lake Road		Missouri
Combustion Turbines	1 - 3		1951, 1958 & 1962	Natural Gas	—	—	42	42	—	42
	5 - 7		1974, 1989 & 1990	Oil	—	—	104	104	—	104
Steam Turbines	4		1967	Natural Gas	—	—	97	97	—	97
Northeast		Missouri
Combustion Turbines	11 - 18		1972 - 1977	Oil	—	416	—	416	—	416
Black Start Unit	19		1985	Oil	—	2	—	2	—	2
South Harper		Missouri
Combustion Turbines	1 - 3		2005	Natural Gas	—	—	313	313	—	313
Greenwood Energy Center		Missouri
Combustion Turbines	1 - 4		1975 - 1979	Natural Gas	—	—	237	237	—	237
Crossroads Energy Center		Mississippi
Combustion Turbines	1 - 4		2002	Natural Gas	—	—	297	297	—	297
Total Gas and Oil					1,625	1,185	1,178	3,988	—	3,988
Total					5,803	4,130	1,646	11,579	3,130	14,709
(a) Capability (except for wind generating facilities) represents estimated 2020 net generating capacity. Capability for wind generating facilities represents the nameplate capacity. Due to the intermittent nature of wind generation, these facilities are associated with a total of 1,404 MW of accredited generating capacity pursuant to SPP reliability standards.
(b) Share of a jointly owned unit.
(c) In 1987, Evergy Kansas South entered into a sale-leaseback transaction involving its 50% interest in the La Cygne Unit 2. Evergy and Evergy Kansas Central consolidate the leasing entity as a variable interest entity (VIE). See Note 19 to the consolidated financial statements for more information.
(d) Although the plant was completed in 1969, a new boiler, air quality control equipment and an uprated turbine were placed in service at the Hawthorn Generating Station in 2001.
(e) Evergy Kansas Central renewable purchased power agreement.
(f) Evergy Metro renewable purchased power agreement.
(g) Evergy Missouri West renewable purchased power agreement.
(h) Evergy Metro and Evergy Missouri West renewable purchased power agreement.
Transmission and Distribution Resources
Evergy's electric transmission system interconnects with systems of other utilities for reliability and to permit wholesale transactions with other electricity suppliers. Evergy has approximately 10,100 circuit miles of transmission lines, 39,700 circuit miles of overhead distribution lines and 12,700 circuit miles of underground distribution lines in Missouri and Kansas. Evergy has all material franchise rights necessary to sell electricity within its retail service territory. Evergy's transmission and distribution systems are routinely monitored for adequacy to meet customer needs. Management believes the current systems are adequate to serve customers.
General
Evergy's generating plants are located on property owned (or co-owned) by the Evergy Companies, except for certain facilities that are located on easements or are contractually controlled. Evergy's service centers, electric substations and a portion of its transmission and distribution systems are located on property owned or leased by Evergy. Evergy's transmission and distribution systems are for the most part located above or underneath highways, streets, other public places or property owned by others. Evergy believes that it has satisfactory rights to use those places or properties in the form of permits, grants, easements, licenses or franchise rights; however, it has not necessarily undertaken efforts to examine the underlying title to the land upon which the rights rest. Evergy's headquarters are located in leased office space.
Substantially all of the fixed property and franchises of the Evergy Companies, which consist principally of electric generating stations, electric transmission and distribution lines and systems, and buildings (subject to exceptions, reservations and releases), are subject to mortgage indentures pursuant to which bonds have been issued and are outstanding. See Note 13 to the consolidated financial statements for more information.
ITEM 3.  LEGAL PROCEEDINGS
Other Proceedings
The Evergy Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 5 and 15 to the consolidated financial statements.  Such information is incorporated herein by reference.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
EVERGY, INC.
Evergy's common stock is listed on the New York Stock Exchange under the symbol "EVRG." At February 24, 2020, Evergy's common stock was held by 22,695 shareholders of record.
Performance Graph
The following graph compares the performance of Evergy's common stock during the period that began on June 5, 2018 (the first day that Evergy's common stock traded), and ended on December 31, 2019, to the performance of the Standard & Poor's 500 Index (S&P 500) and the Standard & Poor's Electric Utility Index (S&P 500 Electric Utilities). The graph assumes a $100 investment in Evergy's common stock and in each of the indices at the beginning of the period and a reinvestment of dividends paid on such investments throughout the period.

Purchases of Equity Securities
The following table provides information regarding purchases by Evergy of its equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (Exchange Act), during the three months ended December 31, 2019.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased(a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(a)
October 1 - 31	—		—	16,099,628
November 1 - 30	628,929	(b)	628,929	15,470,699
December 1 - 31	635,720	(b)	635,720	14,834,979
Total	1,264,649		1,264,649	14,834,979
(a) In July 2018, the Evergy Board authorized the repurchase of up to 60 million shares of Evergy's common stock with no expiration date. See Note 18 to the consolidated financial statements for additional information on Evergy's common stock repurchase program.
(b) In November 2019, a portion of the September 2019 accelerated share repurchase (ASR) agreement was settled, which resulted in the delivery of 628,929 additional shares of Evergy common stock at no additional cost. The remainder of the September 2019 ASR agreement was settled in December 2019, which resulted in the delivery of 635,720 additional shares of Evergy common stock at no additional cost. In total, 7,815,204 shares were delivered under the September 2019 ASR agreement at an average price paid per share of $64.03.
Dividend Restrictions
For information regarding dividend restrictions, see Note 18 to the consolidated financial statements.
ITEM 6. SELECTED FINANCIAL DATA

Year Ended December 31	2019	2018(b)	2017(b)	2016(b)	2015(b)
Evergy	(dollars in millions except per share amounts)
Operating revenues	$5,148	$4,276	$2,571	$2,562	$2,459
Net income	$686	$546	$337	$361	$302
Net income attributable to Evergy, Inc.	$670	$536	$324	$347	$292
Basic earnings per common share	$2.80	$2.50	$2.27	$2.43	$2.11
Diluted earnings per common share	$2.79	$2.50	$2.27	$2.43	$2.09
Total assets at year end	$25,976	$25,598	$11,624	$11,487	$10,706
Total long-term obligations at year end (a)	$9,200	$7,472	$3,846	$3,699	$3,379
Cash dividends per common share	$1.93	$1.735	$1.60	$1.52	$1.44
(a) Includes long-term debt, current maturities of long-term debt, finance leases, operating leases, long-term debt of VIEs and current maturities of long-term debt of VIEs. Obligations related to operating leases are only included beginning in 2019 due to Evergy's adoption of Topic 842, Leases. See Note 1 to the consolidated financial statements for additional information.
(b) On June 4, 2018, Evergy completed the mergers contemplated by the Amended Merger Agreement. The results of Great Plains Energy's direct subsidiaries have been included in Evergy's results from the date of the closing of the merger and thereafter. Evergy amounts for 2017, 2016 and 2015 reflect the results of operation and financial position of Evergy Kansas Central as the accounting acquirer in the merger transaction.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following combined Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the consolidated financial statements and accompanying notes in this combined annual report on Form 10-K. None of the registrants make any representation as to information related solely to Evergy, Evergy Kansas Central or Evergy Metro other than itself.
The following MD&A generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 can be found in MD&A in Part II, Item 7, of the Evergy Companies' combined annual report on Form 10-K for the fiscal year ended December 31, 2018.
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

•
Evergy Transmission Company, formerly known as GPE Transmission Holding Company, LLC, owns 13.5% of Transource with the remaining 86.5% owned by AEP Transmission Holding Company, LLC, a subsidiary of AEP. Transource is focused on the development of competitive electric transmission projects. Evergy Transmission Company accounts for its investment in Transource under the equity method.

Evergy Kansas Central also owns a 50% interest in Prairie Wind, which is a joint venture between Evergy Kansas Central and subsidiaries of AEP and Berkshire Hathaway Energy Company. Prairie Wind owns a 108-mile, 345 kV double-circuit transmission line that provides transmission service in the SPP. Evergy Kansas Central accounts for its investment in Prairie Wind under the equity method.
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

Strategy
Evergy expects to continue operating its integrated utilities within the currently existing regulatory frameworks. Evergy's objectives are to deliver value to shareholders through earnings and dividend growth; serve customers and communities with cost-effective, reliable and clean energy; and maintain a rewarding and challenging work environment for employees. Significant elements of Evergy's strategy to achieve these objectives include:

•
the realization of a total of approximately $595 million of potential net savings over the first five years of operation of the combined company, which formed in June 2018, resulting from synergies that are expected to be created as a result of the merger;

•	anticipated rate base investment of approximately $7.6 billion from 2020 through 2024; and

•
the reduction of carbon emissions by 80% by 2050 from 2005 levels through the continued growth of Evergy's renewable energy portfolio and the retirement of older and less efficient fossil fuel plants. See "Transforming Evergy's Generation Fleet" in Part I, Item 1, Business, for additional information.

In March 2020, the Evergy Board announced the creation of a Strategic Review & Operations Committee that will explore ways to enhance long-term shareholder value (taking into account applicable legal and regulatory requirements and any other relevant considerations), including through a potential strategic combination or an enhanced long-term standalone operating plan and strategy. The committee is expected to complete its review and make a recommendation to Evergy's Board in the first half of 2020.
See "Cautionary Statements Regarding Certain Forward-Looking Information" and Part I, Item 1A, Risk Factors, for additional information.
Common Stock Repurchase Program
In July 2018, the Evergy Board authorized the repurchase of up to 60 million shares of Evergy's common stock. Evergy has utilized various methods to effectuate the share repurchase program since its authorization, including the repurchase of shares through ASR agreements and open market transactions. For 2019, Evergy had total repurchases of common stock of $1,628.7 million and had repurchased 28.8 million shares under the repurchase program. Since the start of the repurchase program in August 2018, Evergy has made total repurchases of common stock of $2,671.0 million and has repurchased 45.2 million shares under the repurchase program. Evergy does not anticipate making additional repurchases of common stock under its share repurchase program while the Strategic Review & Operations Committee of the Evergy Board conducts its review of ways to enhance long-term shareholder value, which is expected to conclude in the first half of 2020.
See Note 18 to the consolidated financial statements for more information regarding Evergy's common stock repurchase program.
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
Regulatory Proceedings
See Note 5 to the consolidated financial statements for information regarding regulatory proceedings.
Earnings Overview
The following table summarizes Evergy's net income and diluted earnings per share (EPS).

	2019	2018	Change
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$669.9	$535.8	$134.1
Earnings per common share, diluted	2.79	2.50	0.29
Net income attributable to Evergy, Inc. increased in 2019 compared to 2018, primarily due to the inclusion of Evergy Metro's and Evergy Missouri West's earnings in the first five months of 2019, merger-related costs and reductions of revenue for customer bill credits incurred in June 2018 following the consummation of the merger, lower operating and maintenance expenses at fossil-fuel generating units and lower administrative and general expenses, partially offset by lower retail sales driven by unfavorable weather and higher depreciation expense.
Diluted EPS increased in 2019 compared to 2018, primarily due to the increase in net income attributable to Evergy, Inc. discussed above, partially offset by a higher number of diluted weighted average common shares outstanding in 2019, which diluted EPS by $0.34 for 2019.
For additional information regarding the change in net income, refer to the Evergy Results of Operations section within this MD&A.
Adjusted Earnings (non-GAAP) and Adjusted EPS (non-GAAP)
Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) for 2019 were $694.0 million or $2.89 per share, respectively. For 2018, Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) were $680.9 million or $2.54 per share, respectively. In addition to net income attributable to Evergy, Inc., diluted EPS, pro forma net income attributable to Evergy, Inc. and pro forma diluted EPS as prepared in accordance with GAAP, Evergy's management uses adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) to evaluate earnings and EPS without the costs and/or benefits resulting from rebranding, voluntary severance and significant items related to the Great Plains Energy and Evergy Kansas Central merger.
Adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) are intended to enhance an investor's overall understanding of results. Adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) are used internally to measure performance against budget and in reports for management and the Evergy Board. Adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) are financial measures that are not calculated in accordance with GAAP and may not be comparable to other companies' presentations or more useful than the GAAP information provided elsewhere in this report.

The following table provides a reconciliation between net income attributable to Evergy, Inc., diluted EPS, pro forma net income attributable to Evergy, Inc. and pro forma diluted EPS as determined in accordance with GAAP and adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP).

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
	2019		2018
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$669.9	$2.79	$535.8	$2.50
Pro forma adjustments(a):
Great Plains Energy earnings prior to merger	—	—	94.4	0.35
Great Plains Energy shares prior to merger	n/a	—	n/a	(0.50)
Non-recurring merger costs and other	—	—	84.1	0.32
Pro forma net income attributable to Evergy, Inc.	$669.9	$2.79	$714.3	$2.67
Non-GAAP reconciling items:
Rebranding costs, pre-tax(b)	12.1	0.05	—	—
Voluntary severance costs, pre-tax(c)	19.8	0.08	23.5	0.09
Composite tax rate change(d)	—	—	(52.6)	(0.20)
Deferral of merger transition costs, pre-tax(e)	—	—	(28.5)	(0.11)
Inventory write-off at retiring generating units, pre-tax(f)	—	—	31.0	0.12
Income tax benefit(g)	(7.8)	(0.03)	(6.8)	(0.03)
Adjusted earnings (non-GAAP)	$694.0	$2.89	$680.9	$2.54

(a)
Reflects pro forma adjustments made in accordance with Article 11 of Regulation S-X and ASC 805 - Business Combinations. See Note 2 to the consolidated financial statements in the Evergy Companies' combined 2018 annual report on Form 10-K for further information regarding these adjustments.

(b)
Reflects external costs incurred to rebrand the legacy Westar Energy and KCP&L utility brands to Evergy and are included in operating and maintenance expense on the consolidated statements of comprehensive income.

(c)
Reflects severance costs incurred associated with certain voluntary severance programs at the Evergy Companies and are included in operating and maintenance expense on the consolidated statements of comprehensive income.

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

(f)
Reflects obsolete inventory write-offs for Evergy Kansas Central's Unit 7 at Tecumseh Energy Center, Units 3 and 4 at Murray Gill Energy Center, Units 1 and 2 at Gordon Evans Energy Center, Evergy Metro's Montrose Station and Evergy Missouri West's Sibley Station and are included in operating and maintenance expense on the consolidated statements of comprehensive income.

(g)	Reflects an income tax effect calculated at a 26.1% statutory rate, with the exception of certain non-deductible items.
Wolf Creek Refueling Outage
Wolf Creek's most recent refueling outage began in September 2019 and the unit returned to service in November 2019. Wolf Creek's next refueling outage is planned to begin in the first quarter of 2021.
ENVIRONMENTAL MATTERS
See Note 15 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 17 to the consolidated financial statements for information regarding related party transactions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates that could have been used could have a material impact on Evergy's results of operations and financial position. Management has identified the following accounting policies as critical to the understanding of Evergy's results of operations and financial position. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Evergy Board.
Pensions
Evergy incurs significant costs in providing non-contributory defined pension benefits. The costs are measured using actuarial valuations that are dependent upon numerous factors derived from actual plan experience and assumptions of future plan experience.
Pension costs are impacted by actual employee demographics (including age, life expectancies, compensation levels and employment periods), earnings on plan assets, the level of contributions made to the plan, and plan amendments. In addition, pension costs are also affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and pension costs.
The assumed rate of return on plan assets was developed based on the weighted-average of long-term returns forecast for the expected portfolio mix of investments held by the plan. The assumed discount rate was selected based on the prevailing market rate of fixed income debt instruments with maturities matching the expected timing of the benefit obligation. These assumptions, updated annually at the measurement date, are based on management's best estimates and judgment; however, material changes may occur if these assumptions differ from actual events. See Note 10 to the consolidated financial statements for information regarding the assumptions used to determine benefit obligations and net costs.
The following table reflects the sensitivities associated with a 0.5% increase or a 0.5% decrease in key actuarial assumptions for Evergy's qualified pension plans. Each sensitivity reflects the impact of the change based on a change in that assumption only.

			Impact on	Impact on
			Projected	2020
	Change in		Benefit	Pension
Actuarial assumption	Assumption		Obligation	Expense
			(millions)
Discount rate	0.5%	increase	$(197.7)	$(20.2)
Rate of return on plan assets	0.5%	increase	—	(8.2)
Rate of compensation	0.5%	increase	48.9	9.7
Discount rate	0.5%	decrease	223.4	22.5
Rate of return on plan assets	0.5%	decrease	—	8.2
Rate of compensation	0.5%	decrease	(45.7)	(9.0)
Pension expense for Evergy Kansas Central, Evergy Metro and Evergy Missouri West is recorded in accordance with rate orders from the KCC and MPSC. The orders allow the difference between pension costs under GAAP and pension costs for ratemaking to be recorded as a regulatory asset or liability with future ratemaking recovery or refunds, as appropriate.
In 2019, Evergy's pension expense was $131.3 million under GAAP and $168.7 million for ratemaking. The impact on 2020 pension expense in the table above reflects the impact on GAAP pension costs. Under the Evergy Companies' rate agreements, any increase or decrease in GAAP pension expense is deferred to a regulatory asset or liability for future ratemaking treatment. See Note 10 to the consolidated financial statements for additional information regarding the accounting for pensions.
Market conditions and interest rates significantly affect the future assets and liabilities of the plan. It is difficult to predict future pension costs, changes in pension liability and cash funding requirements due to the inherent uncertainty of market conditions.
Revenue Recognition
Evergy recognizes revenue on the sale of electricity to customers over time as the service is provided in the amount it has the right to invoice. Revenues recorded include electric services provided but not yet billed by Evergy. Unbilled revenues are recorded for kWh usage in the period following the customers' billing cycle to the end of the month. This estimate is based on net system kWh usage less actual billed kWhs. Evergy's estimated unbilled kWhs are allocated and priced by regulatory jurisdiction across the rate classes based on actual billing rates. Evergy's unbilled revenue estimate is affected by factors including fluctuations in energy demand, weather, line losses and changes in the composition of customer classes. See Note 4 for the balance of unbilled receivables for Evergy as of December 31, 2019 and 2018.
Regulatory Assets and Liabilities
Evergy has recorded assets and liabilities on its consolidated balance sheets resulting from the effects of the ratemaking process, which would not otherwise be recorded under GAAP. Regulatory assets represent incurred costs that are probable of recovery from future revenues. Regulatory liabilities represent future reductions in revenues or refunds to customers.
Management regularly assesses whether regulatory assets and liabilities are probable of future recovery or refund by considering factors such as decisions by the MPSC, KCC or FERC in Evergy's rate case filings; decisions in other regulatory proceedings, including decisions related to other companies that establish precedent on matters applicable to Evergy; and changes in laws and regulations. If recovery or refund of regulatory assets or liabilities is not approved by regulators or is no longer deemed probable, these regulatory assets or liabilities are recognized in the current period results of operations. Evergy's continued ability to meet the criteria for recording regulatory assets and liabilities may be affected in the future by restructuring and deregulation in the electric industry or changes in accounting rules. In the event that the criteria no longer applied to all or a portion of Evergy's operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism were provided. Additionally, these factors could result in an impairment on utility plant assets. See Note 5 to the consolidated financial statements for additional information.
Impairments of Assets and Goodwill
Long-lived assets are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed under GAAP.
Accounting rules require goodwill to be tested for impairment annually and when an event occurs indicating the possibility that an impairment exists. The goodwill impairment test consists of comparing the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment. In the event that the carrying amount exceeds the fair value of the reporting unit, an impairment loss is recognized for the difference between the carrying amount of the reporting unit and its fair value. Evergy's consolidated operations are considered one reporting unit for assessment of impairment, as management assesses financial performance and allocates resources on a consolidated basis. The annual impairment test for the $2,336.6 million of goodwill from the Great Plains Energy and Evergy Kansas Central merger was conducted on May 1, 2019. The fair value of the reporting unit substantially exceeded the carrying amount, including goodwill. As a result, there was no impairment of goodwill.
The determination of fair value for the reporting unit consisted of two valuation techniques: an income approach consisting of a discounted cash flow analysis and a market approach consisting of a determination of reporting unit invested capital using a market multiple derived from the historical earnings before interest, income taxes, depreciation and amortization and market prices of the stock of peer companies. The results of the two techniques were evaluated and weighted to determine a point within the range that management considered representative of fair value for the reporting unit, which involves a significant amount of management judgment.
The discounted cash flow analysis is most significantly impacted by two assumptions: estimated future cash flows and the discount rate applied to those cash flows. Management determines the appropriate discount rate to be based on the reporting unit's weighted average cost of capital (WACC). The WACC takes into account both the return on equity authorized by the KCC and MPSC and after-tax cost of debt. Estimated future cash flows are based on Evergy's internal business plan, which assumes the occurrence of certain events in the future, such as the outcome of future rate filings, future approved rates of return on equity, anticipated returns of and earnings on future capital investments, continued recovery of cost of service and the renewal of certain contracts. Management also makes assumptions regarding the run rate of operations, maintenance and general and administrative costs based on the expected outcome of the aforementioned events. Should the actual outcome of some or all of these assumptions differ significantly from the current assumptions, revisions to current cash flow assumptions could cause the fair value of the Evergy reporting unit under the income approach to be significantly different in future periods and could result in a future impairment charge to goodwill.
The market approach analysis is most significantly impacted by management's selection of relevant peer companies as well as the determination of an appropriate control premium to be added to the calculated invested capital of the reporting unit, as control premiums associated with a controlling interest are not reflected in the quoted market price of a single share of stock. Management determines an appropriate control premium by using an average of control premiums for recent acquisitions in the industry. Changes in results of peer companies, selection of different peer companies and future acquisitions with significantly different control premiums could result in a significantly different fair value of the Evergy reporting unit.
Income Taxes
Income taxes are accounted for using the asset/liability approach. Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Deferred investment tax credits are amortized ratably over the life of the related property. Deferred tax assets are also recorded for net operating losses, capital losses and tax credit carryforwards. Evergy is required to estimate the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for future tax consequences of events reflected in Evergy's consolidated financial statements or tax returns. Actual results could differ from these estimates for a variety of reasons including changes in income tax laws, enacted tax rates and results of audits by taxing authorities. This process also requires management to make assessments regarding the timing and probability of the ultimate tax impact from which actual results may differ. Evergy records valuation allowances on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized. See Note 20 to the consolidated financial statements for additional information.
Asset Retirement Obligations
Evergy has recognized legal obligations associated with the disposal of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. Concurrent with the recognition of the liability, the estimated cost of the ARO incurred at the time the related long-lived assets were either acquired, placed in service or when regulations establishing the obligation became effective is also recorded to property, plant and equipment, net on the consolidated balance sheets. The recording of AROs for regulated operations has no income statement impact due to the deferral of the adjustments through the establishment of a regulatory asset or an offset to a regulatory liability.
Evergy initially recorded AROs at fair value for the estimated cost to decommission Wolf Creek (94% indirect share), retire wind generating facilities, dispose of asbestos insulating material at its power plants, remediate ash disposal ponds and close ash landfills, among other items. ARO refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement may be conditional on a future event that may or may not be within the control of the entity. In determining Evergy's AROs, assumptions are made regarding probable future disposal costs and the timing of their occurrence. A change in these assumptions could have a significant impact on Evergy's AROs reflected on its consolidated balance sheets.

As of December 31, 2019 and 2018, Evergy had recorded AROs of $674.1 million and $687.1 million, respectively. See Note 7 to the consolidated financial statements for more information regarding Evergy's AROs.
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
The Evergy Companies primarily use coal and uranium for the generation of electricity for their customers and also purchase power through purchase power agreements or on the open market. The prices for fuel used in generation or the market price of purchased power can fluctuate significantly due to a variety of factors including supply, demand, weather and the broader economic environment. Evergy Kansas Central, Evergy Metro and Evergy Missouri West have fuel recovery mechanisms in their Kansas and Missouri jurisdictions, as applicable, that allow them to defer and subsequently recover or refund, through customer rates, substantially all of the variance in net energy costs from the amount set in base rates without a general rate case proceeding.
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
Energy efficiency investments by customers and the Evergy Companies also can affect the demand for electric service. Through the Missouri Energy Efficiency Investment Act (MEEIA), Evergy Metro and Evergy Missouri West offer energy efficiency and demand side management programs to their Missouri retail customers and recover program costs, throughput disincentive, and as applicable, certain earnings opportunities in retail rates through a rider mechanism.
The Evergy Companies' taxes other than income taxes, of which property taxes are a significant component, can fluctuate significantly due to a variety of factors, including changes in taxable values and property tax rates. Evergy Kansas Central and Evergy Metro's Kansas jurisdiction have property tax surcharges that allow them to defer and subsequently recover or refund, through customer rates, substantially all of the variance in property tax costs from the amounts set in base rates without a general rate case proceeding.

The following table summarizes Evergy's comparative results of operations.

	2019	Change	2018	Change	2017
	(millions)
Operating revenues	$5,147.8	$871.9	$4,275.9	$1,704.9	$2,571.0
Fuel and purchased power	1,265.0	186.3	1,078.7	537.2	541.5
SPP network transmission costs	251.3	(8.6)	259.9	12.0	247.9
Operating and maintenance	1,218.5	102.7	1,115.8	552.3	563.5
Depreciation and amortization	861.7	242.9	618.8	247.1	371.7
Taxes other than income tax	365.5	96.4	269.1	101.5	167.6
Income from operations	1,185.8	252.2	933.6	254.8	678.8
Other expense, net	(39.0)	15.4	(54.4)	(27.6)	(26.8)
Interest expense	374.0	94.4	279.6	108.6	171.0
Income tax expense	97.0	38.0	59.0	(92.2)	151.2
Equity in earnings of equity method investees, net of income taxes	9.8	4.4	5.4	(1.3)	6.7
Net income	685.6	139.6	546.0	209.5	336.5
Less: Net income attributable to noncontrolling interests	15.7	5.5	10.2	(2.4)	12.6
Net income attributable to Evergy, Inc.	$669.9	$134.1	$535.8	$211.9	$323.9

Evergy Utility Gross Margin and MWh Sales
Utility gross margin is a financial measure that is not calculated in accordance with GAAP.  Utility gross margin, as used by the Evergy Companies, is defined as operating revenues less fuel and purchased power costs and amounts billed by the SPP for network transmission costs. Expenses for fuel and purchased power costs, offset by wholesale sales margin, are subject to recovery through cost adjustment mechanisms.  As a result, changes in fuel and purchased power costs are offset in operating revenues with minimal impact on net income. In addition, SPP network transmission costs fluctuate primarily due to investments by SPP members for upgrades to the transmission grid within the SPP RTO.  As with fuel and purchased power costs, changes in SPP network transmission costs are mostly reflected in the prices charged to customers with minimal impact on net income. See Note 3 to the consolidated financial statements for additional information regarding the manner in which Evergy reflects SPP revenues and expenses.
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

The following tables summarize Evergy's utility gross margin and MWhs sold.

Utility Gross Margin	2019	Change	2018	Change	2017
Retail revenues	(millions)
Residential	$1,908.1	$329.3	$1,578.8	$777.5	$801.3
Commercial	1,781.6	425.2	1,356.4	644.7	711.7
Industrial	621.6	93.8	527.8	114.9	412.9
Other retail revenues	47.1	16.5	30.6	7.8	22.8
Total electric retail	4,358.4	864.8	3,493.6	1,544.9	1,948.7
Wholesale revenues	327.5	(76.9)	404.4	73.2	331.2
Transmission revenues	309.2	1.1	308.1	23.3	284.8
Other revenues	152.7	82.9	69.8	63.5	6.3
Operating revenues	5,147.8	871.9	4,275.9	1,704.9	2,571.0
Fuel and purchased power	(1,265.0)	(186.3)	(1,078.7)	(537.2)	(541.5)
SPP network transmission costs	(251.3)	8.6	(259.9)	(12.0)	(247.9)
Utility gross margin (a)	$3,631.5	$694.2	$2,937.3	$1,155.7	$1,781.6
(a) Utility gross margin is a non-GAAP financial measure.  See explanation of utility gross margin above.

MWh Sales	2019	Change	2018	Change	2017
Retail MWh Sales	(thousands)
Residential	15,492	3,014	12,478	6,315	6,163
Commercial	18,295	4,166	14,129	6,761	7,368
Industrial	8,570	1,144	7,426	1,737	5,689
Other retail revenues	139	29	110	37	73
Total electric retail	42,496	8,353	34,143	14,850	19,293
Wholesale revenues	14,398	587	13,811	3,465	10,346
Operating revenues	56,894	8,940	47,954	18,315	29,639
Evergy's utility gross margin increased $694.2 million in 2019 compared to 2018 driven by:

•	a $674.4 million increase due to the inclusion of Evergy Metro's and Evergy Missouri West's utility gross margin in the first five months of 2019;

•
a $59.7 million increase in revenue due to one-time bill credits recorded by Evergy Kansas Central, Evergy Metro and Evergy Missouri West in June 2018 as a result of conditions in the KCC and MPSC merger orders; and

•
a $41.6 million increase from new Evergy Kansas Central, Evergy Metro and Evergy Missouri West retail rates effective in 2018, net of a $124.2 million provision for rate refund recorded in 2018 for the change in the corporate income tax rate caused by the TCJA; partially offset by

•
a $53.0 million decrease primarily due to lower Evergy Kansas Central, Evergy Metro and Evergy Missouri West retail sales driven by cooler summer weather. For 2019 compared to 2018, cooling degree days decreased 16%;

•	a $12.9 million decrease related to Evergy Kansas Central's transmission delivery charge (TDC) rider;

•
a $10.2 million decrease in revenue related to the granting of an Accounting Authority Order (AAO) by the MPSC in October 2019 requiring Evergy Missouri West to record a regulatory liability for the estimated amount of revenues it has collected from customers for certain costs related to Sibley Station since its retirement in November 2018; and

•	a $5.4 million decrease for recovery of programs costs for energy efficiency programs under MEEIA, which have a direct offset in operating and maintenance expense.

Operating and Maintenance
Evergy's operating and maintenance expense increased $102.7 million in 2019 compared to 2018 primarily driven by:

•	a $279.9 million increase in operating and maintenance expense due to the inclusion of Evergy Metro's and Evergy Missouri West's operating and maintenance expenses in the first five months of 2019;

•	$12.1 million of rebranding costs incurred in 2019 to rebrand the legacy Westar Energy and KCP&L utility brands to Evergy; and

•	$11.8 million of Evergy Kansas Central, Evergy Metro and Evergy Missouri West voluntary severance expenses incurred in 2019; partially offset by

•	$75.8 million of merger-related costs incurred in 2018, consisting of:

◦	$51.0 million of merger consulting fees and fees for other outside services incurred, primarily consisting of merger success fees;

◦
$47.9 million of Evergy Kansas Central and Evergy Metro voluntary severance and change in control payments as well as the recording of unrecognized equity compensation costs and the incremental fair value associated with the vesting of outstanding Evergy Kansas Central equity compensation awards in accordance with the Amended Merger Agreement; and

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

•	a $62.1 million decrease in plant operating and maintenance expense at fossil-fuel generating units primarily due to:

◦
a $15.0 million decrease due to the retirement of Evergy Kansas Central's Unit 7 at Tecumseh Energy Center, Units 3 and 4 at Murray Gill Energy Center, Units 1 and 2 at Gordan Evans Energy Center and Evergy Metro's Montrose Station and Evergy Missouri West's Sibley Station in the fourth quarter of 2018;

◦	$31.0 million of Evergy Kansas Central, Evergy Metro and Evergy Missouri West obsolete inventory write-offs at retiring fossil-fuel units in 2018;

◦
$5.2 million of voluntary severance expenses incurred in the third quarter of 2018 by Evergy Kansas Central, Evergy Metro and Evergy Missouri West related to their Local 1523 and Local 412 union voluntary exit programs; and

◦	a $3.7 million decrease due to an extended maintenance outage at Evergy Metro's Iatan No. 2 in 2018; partially offset by

◦	an $8.4 million increase due to the write-off of a regulatory asset for costs incurred during the Jeffrey Energy Center (JEC) lease extension, see Note 5 to the consolidated financial statements;

•
a $35.6 million decrease in various administrative and general operating and maintenance expenses primarily driven by a $15.3 million decrease in labor and employee benefits expense primarily due to lower employee headcount and Evergy Kansas Central pension and post-retirement costs in 2019 and $10.6 million of voluntary severance expenses incurred in the third quarter of 2018 by Evergy Kansas Central and Evergy Metro related to a Wolf Creek voluntary exit program;

•	a $9.5 million decrease in plant operating and maintenance expense at nuclear generating units related to Wolf Creek;

•	a $9.3 million decrease in transmission and distribution operating and maintenance expense primarily due to a higher level of Evergy Kansas Central vegetation management activity in 2018; and

•	a $5.4 million decrease in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue.
Depreciation and Amortization
Evergy's depreciation and amortization increased $242.9 million in 2019 compared to 2018 driven by:

•	a $173.4 million increase due to the inclusion of Evergy Metro's and Evergy Missouri West's depreciation expense in the first five months of 2019;

•	a $43.0 million increase primarily due to a change in depreciation rates as a result of Evergy Kansas Central's and Evergy Metro's rate cases effective in 2018; and

•	a $26.5 million increase primarily due to capital additions at Evergy Kansas Central and Evergy Metro.
Taxes Other Than Income Tax
Evergy's taxes other than income tax increased $96.4 million in 2019 compared to 2018 primarily driven by:

•	a $75.7 million increase due to the inclusion of Evergy Metro and Evergy Missouri West amounts in the first five months of 2019; and

•	a $22.9 million increase primarily due to increased Evergy Kansas Central property taxes.
Other Expense, Net
Evergy's other expense, net decreased $15.4 million in 2019 compared to 2018 primarily driven by:

•	a $12.4 million decrease due to recording higher Evergy Kansas Central corporate-owned life insurance (COLI) benefits in 2019;

•	a $6.3 million decrease due to lower Evergy Kansas Central and Evergy Metro pension non-service costs in 2019; and

•	a $4.2 million decrease due to higher net unrealized gains in Evergy Kansas Central's rabbi trust in 2019; partially offset by

•	a $9.5 million increase due to the inclusion of Evergy Metro and Evergy Missouri West amounts in the first five months of 2019.
Interest Expense
Evergy's interest expense increased $94.4 million in 2019 compared to 2018 primarily driven by:

•
a $77.2 million increase due to the inclusion of Evergy Metro's and Evergy Missouri West's interest expense and Evergy's interest expense associated with the assumption of legacy Great Plains Energy debt in the first five months of 2019;

•	a $14.5 million increase due to Evergy's issuance of $1.6 billion of senior notes in September 2019; and

•	a $7.7 million increase primarily due to Evergy's borrowings under its $1.0 billion term loan credit agreement in 2019; partially offset by

•
a $10.1 million net decrease due to the repayment of Evergy Metro's $400.0 million of 7.15% Mortgage Bonds at maturity in April 2019, which decreased interest expense by $19.8 million, partially offset by a $9.7 million increase due to Evergy Metro's issuance of $400.0 million of 4.125% Mortgage Bonds in March 2019.

Income Tax Expense
Evergy's income tax expense increased $38.0 million in 2019 compared to 2018 primarily driven by:

•	a $52.6 million increase related to the revaluation of Evergy Kansas Central's deferred income tax assets and liabilities based on the Evergy composite tax rate as a result of the merger in 2018; and

•	an $18.9 million increase due to higher Evergy Kansas Central pre-tax income; partially offset by

•	a $39.0 million decrease due to flow-through items primarily driven by higher amortization of excess deferred income taxes.
EVERGY SIGNIFICANT BALANCE SHEET CHANGES
(December 31, 2019 compared to December 31, 2018)

•
Evergy's cash and cash equivalents decreased $137.1 million primarily due to the repurchase of common stock in connection with Evergy's share repurchase program. See Note 18 to the consolidated financial statements for additional information on Evergy's share repurchase program.

•
Evergy's income tax receivable increased by $17.5 million primarily due to the $37.9 million reclassification of Evergy's 2019 alternative minimum tax (AMT) credits from deferred income taxes, partially offset by the receipt of $18.6 million in 2019 related to Evergy's 2018 AMT tax credit.

•
Evergy's regulatory assets - current decreased by $72.2 million primarily due to fuel recovery mechanism recoveries exceeding under-collections at Evergy Metro and Evergy Missouri West by $30.7 million and $24.3 million in 2019, respectively.

•
Evergy's other assets increased by $115.0 million primarily due to $104.5 million of operating lease right-of-use assets, as of December 31, 2019, that were recorded as a result of Topic 842, Leases in 2019. See Note 1 to the consolidated financial statements for additional information on the new lease standard.

•	Evergy's current maturities of long-term debt decreased by $454.3 million primarily due to the repayment of Evergy Metro's $400.0 million of 7.15% Mortgage Bonds at maturity in April 2019.

•
Evergy's notes payable and commercial paper decreased $176.7 million primarily due to a $162.5 million decrease at Evergy Kansas Central due to the repayment of commercial paper with funds from operations and a $56.6 million decrease at Evergy Missouri West primarily due to the repayment of commercial paper with the proceeds from its issuance of $100.0 million of 3.74% Senior Notes in March 2019, partially offset by a $20.0 million increase at Evergy, Inc. due to cash borrowings under its master credit facility.

•	Evergy's accounts payable increased $77.3 million primarily due to the timing of cash payments.

•
Evergy's regulatory liabilities - current decreased $46.9 million primarily due to a $70.9 million refund to customers of tax reform benefits at Evergy Kansas Central, Evergy Metro and Evergy Missouri West in 2019, partially offset by a $30.2 million increase in Evergy Kansas Central's regulatory liability for its fuel recovery mechanism due to recoveries exceeding under-collections.

•
Evergy's other liabilities - current increased $48.9 million primarily due to a $23.7 million increase in funds received from customers for the construction of transmission assets at Evergy Kansas Central and $15.6 million of operating lease liabilities, as of December 31, 2019, that were recorded as a result of the adoption of Topic 842, Leases in 2019. See Note 1 to the consolidated financial statements for additional information on the new lease standard.

•
Evergy's long-term debt increased by $2,110.4 million primarily due to the issuance of Evergy's $1.6 billion of senior notes in September 2019 and Evergy Metro's issuance of $400.0 million of 4.125% Mortgage Bonds in March 2019.

•
Evergy's other liabilities - long-term increased $104.0 million primarily due to $82.4 million of operating lease liabilities, as of December 31, 2019, that were recorded as a result of the adoption of Topic 842, Leases in 2019. See Note 1 to the consolidated financial statements for additional information on the new lease standard.

•
Evergy's common stock decreased $1,614.8 million primarily due to the repurchase of common stock for a total cost of approximately $1,628.7 million in 2019 pursuant to Evergy's share repurchase program. See Note 18 to the consolidated financial statements for additional information on Evergy's share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES
Evergy relies primarily upon cash from operations, short-term borrowings, debt and equity issuances and its existing cash and cash equivalents to fund its capital requirements. Evergy's capital requirements primarily consist of capital expenditures, payment of contractual obligations and other commitments, the payment of dividends to shareholders and the repurchase of common shares.
Capital Sources
Cash Flows from Operations
Evergy's cash flows from operations are driven by the regulated sale of electricity. These cash flows are relatively stable but the timing and level of these cash flows can vary based on weather and economic conditions, future regulatory proceedings, the timing of cash payments made for costs recoverable under regulatory mechanisms and the time such costs are recovered, and unanticipated expenses such as unplanned plant outages and storms.
Short-Term Borrowings
As of December 31, 2019, Evergy had $1.9 billion of available borrowing capacity from its master credit facility. The available borrowing capacity under the master credit facility consisted of $429.3 million for Evergy, Inc., $736.6 million for Evergy Kansas Central, $400.7 million for Evergy Metro and $354.5 million for Evergy Missouri West. Evergy Kansas Central's, Evergy Metro's and Evergy Missouri West's borrowing capacity under the master credit facility also supports their issuance of commercial paper. See Note 12 to the consolidated financial statements for more information regarding the credit facility. Along with cash flows from operations and receivable sales facilities, Evergy generally uses borrowings under its master credit facility and the issuance of commercial paper to meet its day-to-day cash flow requirements. Evergy also had short-term borrowings under a term loan credit agreement that was repaid in September 2019 and is discussed further below.
In March 2019, Evergy entered into a $1.0 billion, 6-month term loan credit agreement with a group of banks to provide short-term financing for its common stock repurchase program. The agreement allowed for two term loans during the 6-month term of the agreement, in an aggregate principal amount not to exceed the credit limit of the agreement. At closing, Evergy borrowed $500.0 million under the agreement, allowing for one additional term loan borrowing in a principal amount up to $500.0 million, which was subsequently utilized in June 2019. In September 2019, Evergy repaid its $1.0 billion of borrowings under the term loan credit agreement with proceeds from its issuance of $1.6 billion of senior notes in September 2019.
Long-Term Debt and Equity Issuances
From time to time, Evergy issues long-term debt and equity to repay short-term debt, refinance maturing long-term debt and finance growth. As of December 31, 2019 and 2018, Evergy’s capital structure, excluding short-term debt, was as follows:

	December 31
	2019	2018
Common equity	49%	57%
Noncontrolling interests	<0%	<0%
Long-term debt, including VIEs	51%	43%
Under stipulations with the MPSC and KCC, Evergy, Evergy Kansas Central and Evergy Metro are required to maintain common equity at not less than 35%, 40% and 40%, respectively, of total capitalization. The master credit facility and certain debt instruments of the Evergy Companies also contain restrictions that require the maintenance of certain capitalization and leverage ratios. As of December 31, 2019, the Evergy Companies were in compliance with these covenants.
Significant Debt Issuances
See Note 13 to the consolidated financial statements for information regarding significant debt issuances.

Credit Ratings
The ratings of the Evergy Companies' debt securities by the credit rating agencies impact the Evergy Companies' liquidity, including the cost of borrowings under their master credit facility and in the capital markets. The Evergy Companies view maintenance of strong credit ratings as vital to their access to and cost of debt financing and, to that end, maintain an active and ongoing dialogue with the agencies with respect to results of operations, financial position and future prospects. While a decrease in these credit ratings would not cause any acceleration of the Evergy Companies' debt, it could increase interest charges under the master credit facility. A decrease in credit ratings could also have, among other things, an adverse impact, which could be material, on the Evergy Companies' access to capital, the cost of funds, the ability to recover actual interest costs in state regulatory proceedings, the type and amounts of collateral required under supply agreements and Evergy's ability to provide credit support for its subsidiaries.
As of February 20, 2020, the major credit rating agencies rated the Evergy Companies' securities as detailed in the following table.

	Moody's	S&P Global
	Investors Service(a)	Ratings(a)
Evergy
Outlook	Stable	Stable
Corporate Credit Rating	--	A-
Senior Unsecured Debt	Baa2	BBB+

Evergy Kansas Central
Outlook	Stable	Stable
Corporate Credit Rating	Baa1	A-
Senior Secured Debt	A2	A
Commercial Paper	P-2	A-2

Evergy Kansas South
Outlook	Stable	Stable
Corporate Credit Rating	Baa1	A-
Senior Secured Debt	A2	A
Short-Term Rating	P-2	A-2

Evergy Metro
Outlook	Stable	Stable
Corporate Credit Rating	Baa1	A
Senior Secured Debt	A2	A+
Senior Unsecured Debt	Baa1	A
Commercial Paper	P-2	A-1

Evergy Missouri West
Outlook	Stable	Stable
Corporate Credit Rating	Baa2	A-
Senior Unsecured Debt	Baa2	A-
Commercial Paper	P-2	A-2
(a)A securities rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency.

Shelf Registration Statements and Regulatory Authorizations
Evergy
In November 2018, Evergy filed an automatic shelf registration statement providing for the sale of unlimited amounts of securities with the SEC, which expires in November 2021.

Evergy Kansas Central
In November 2018, Evergy Kansas Central filed an automatic shelf registration statement providing for the sale of unlimited amounts of unsecured debt securities and First Mortgage Bonds (FMBs) with the SEC, which expires in November 2021.
Evergy Metro
In November 2018, Evergy Metro filed an automatic shelf registration statement providing for the sale of unlimited amounts of unsecured notes and mortgage bonds with the SEC, which expires in November 2021.
The following table summarizes the regulatory short-term and long-term debt financing authorizations for Evergy Kansas Central, Evergy Kansas South, Evergy Metro and Evergy Missouri West and the remaining amount available under these authorizations as of December 31, 2019.

Type of Authorization	Commission	Expiration Date	Authorization Amount	Available Under Authorization
Evergy Kansas Central & Evergy Kansas South			(in millions)
Short-Term Debt	FERC	December 2020	$1,250.0	$1,000.8
Evergy Metro
Short-Term Debt	FERC	December 2020	$1,250.0	$1,050.7
Evergy Missouri West
Short-Term Debt	FERC	December 2020	$750.0	$656.7
Long-Term Debt	FERC	December 2020	$100.0	$—
In addition to the above regulatory authorizations, the Evergy Kansas Central, Evergy Kansas South and Evergy Metro mortgages each contain provisions restricting the amount of FMBs or mortgage bonds, as applicable, that can be issued by each entity. Evergy Kansas Central, Evergy Kansas South and Evergy Metro must comply with these restrictions prior to the issuance of additional FMBs, general mortgage bonds or other secured indebtedness.
Under the Evergy Kansas Central mortgage, the issuance of FMBs is subject to limitations based on the amount of bondable property additions. In addition, so long as any bonds issued prior to January 1, 1997, remain outstanding, the mortgage prohibits additional FMBs from being issued, except in connection with certain refundings, unless Evergy Kansas Central’s unconsolidated net earnings available for interest, depreciation and property retirement (which, as defined, does not include earnings or losses attributable to the ownership of securities of subsidiaries), for a period of 12 consecutive months within 15 months preceding the issuance, are not less than the greater of twice the annual interest charges on or 10% of the principal amount of all FMBs outstanding after giving effect to the proposed issuance. As of December 31, 2019, $305.4 million principal amount of additional FMBs could be issued under the most restrictive provisions in the mortgage, except in connection with certain refundings.
Under the Evergy Kansas South mortgage, the amount of FMBs authorized is limited to a maximum of $3.5 billion and the issuance of FMBs is subject to limitations based on the amount of bondable property additions. In addition, the mortgage prohibits additional FMBs from being issued, except in connection with certain refundings, unless Evergy Kansas South's net earnings before income taxes and before provision for retirement and depreciation of property for a period of 12 consecutive months within 15 months preceding the issuance are not less than either two and one-half times the annual interest charges on or 10% of the principal amount of all Evergy Kansas South FMBs outstanding after giving effect to the proposed issuance. As of December 31, 2019, approximately $2,828.6 million principal amount of additional Evergy Kansas South FMBs could be issued under the most restrictive provisions in the mortgage, except in connection with certain refundings.

Under the General Mortgage Indenture and Deed of Trust dated as of December 1, 1986, as supplemented (Evergy Metro Mortgage Indenture), additional Evergy Metro mortgage bonds may be issued on the basis of 75% of property additions or retired bonds. As of December 31, 2019, approximately $4,923.3 million principal amount of additional Evergy Metro mortgage bonds could be issued under the most restrictive provisions in the mortgage.

Cash and Cash Equivalents
At December 31, 2019, Evergy had approximately $23.2 million of cash and cash equivalents on hand.
Capital Requirements
Capital Expenditures
Evergy requires significant capital investments and expects to need cash primarily for utility construction programs designed to improve and expand facilities related to providing electric service, which include, but are not limited to, expenditures to develop new transmission lines and improvements to power plants, transmission and distribution lines and equipment. Evergy's capital expenditures were $1,210.1 million, $1,069.7 million and $764.6 million in 2019, 2018 and 2017, respectively.
Capital expenditures projected for the next five years, excluding allowance for fund used during construction (AFUDC) and including costs of removal, are detailed in the following table. This capital expenditure plan is subject to continual review and change.

	2020	2021	2022	2023	2024
	(millions)
Generating facilities	$487	$555	$563	$455	$263
Transmission and distribution facilities	893	914	886	867	1,006
General facilities	238	117	122	92	94
Total capital expenditures	$1,618	$1,586	$1,571	$1,414	$1,363

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
The information in the following table is provided to summarize Evergy's cash obligations and commercial commitments.

Payment due by period	2020	2021	2022	2023	2024	After 2024	Total
Long-term debt	(millions)
Principal	$251.1	$432.0	$387.5	$439.5	$800.0	$6,642.9	$8,953.0
Interest	350.8	327.2	304.1	288.9	279.7	3,930.7	5,481.4
Long-term debt of VIEs
Principal	32.3	18.8	—	—	—	—	51.1
Interest	0.8	0.2	—	—	—	—	1.0
Lease commitments
Operating leases	20.5	17.0	14.1	11.0	9.2	44.7	116.5
Finance leases	8.1	7.4	6.7	5.8	4.7	46.2	78.9
Pension and other post-retirement plans (a)	131.9	131.9	131.9	131.9	131.9	(a)	659.5
Purchase commitments
Fuel	486.9	137.0	83.2	84.7	17.1	94.1	903.0
Power	47.3	47.4	47.6	47.8	41.7	325.2	557.0
Other	147.7	42.3	30.0	25.1	19.4	117.7	382.2
Total contractual commitments (a)	$1,477.4	$1,161.2	$1,005.1	$1,034.7	$1,303.7	$11,201.5	$17,183.6

(a)	Evergy expects to make contributions to the pension and other post-retirement plans beyond 2024 but the amounts are not yet determined.
Long-term debt includes current maturities. Long-term debt principal excludes $80.7 million of unamortized net discounts and debt issuance costs and a $125.5 million fair value adjustment recorded in connection with purchase accounting for the Great Plains Energy and Evergy Kansas Central merger. Variable rate interest obligations are based on rates as of December 31, 2019.
Operating lease commitments include leases for office buildings, computer equipment, operating facilities, vehicles and rail cars to serve jointly-owned generating units where Evergy Kansas Central or Evergy Metro is the managing partner and is reimbursed by other joint-owners for its proportionate share of the cost. Finance lease commitments include obligations for both principal and interest.
Evergy expects to contribute $131.9 million to the pension and other post-retirement plans in 2020, of which the majority is expected to be paid by Evergy Kansas Central and Evergy Metro. Additional contributions to the plans are expected beyond 2024 in amounts at least sufficient to meet the greater of Employee Retirement Income Security Act of 1974, as amended (ERISA) or regulatory funding requirements; however, these amounts have not yet been determined. Amounts for years after 2020 are estimates based on information available in determining the amount for 2020. Actual amounts for years after 2020 could be significantly different than the estimated amounts in the table above.
Fuel commitments consist of commitments for nuclear fuel, coal and coal transportation costs. Power commitments consist of certain commitments for renewable energy under power purchase agreements. Other represents individual commitments entered into in the ordinary course of business.
Evergy has other insignificant long-term liabilities recorded on its consolidated balance sheet at December 31, 2019, which do not have a definitive cash payout date and are not included in the table above.

Common Stock Dividends
The amount and timing of dividends payable on Evergy's common stock are within the sole discretion of the Evergy Board. The amount and timing of dividends declared by the Evergy Board will be dependent on considerations such as Evergy's earnings, financial position, cash flows, capitalization ratios, regulation, reinvestment opportunities and debt covenants. Evergy targets a long-term dividend payout ratio of 60% to 70% of earnings. See Note 1 to the consolidated financial statements for information on the common stock dividend declared by the Evergy Board in February 2020.
The Evergy Companies also have certain restrictions stemming from statutory requirements, corporate organizational documents, covenants and other conditions that could affect dividend levels. See Note 18 to the consolidated financial statements for further discussion of restrictions on dividend payments.
Common Stock Repurchase Program
In July 2018, the Evergy Board authorized the repurchase of up to 60 million shares of Evergy's common stock. For 2019, Evergy had total repurchases of common stock of $1,628.7 million and had repurchased 28.8 million shares under the repurchase program. Since the start of the repurchase program in August 2018, Evergy has made total repurchases of common stock of $2,671.0 million and has repurchased 45.2 million shares under the repurchase program. Evergy does not anticipate making additional repurchases of common stock under its share repurchase program while the Strategic Review & Operations Committee of the Evergy Board conducts its review of ways to enhance long-term shareholder value, which is expected to conclude in the first half of 2020.

See Note 18 to the consolidated financial statements for more information regarding Evergy's common stock repurchase program.
Off-Balance Sheet Arrangements
In the ordinary course of business, Evergy and certain of its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include, for example, guarantees and letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiary's intended business purposes. In connection with the closing of the merger, Evergy assumed the guarantees previously provided to Evergy Missouri West by Great Plains Energy. The majority of these agreements guarantee Evergy's own future performance, so a liability for the fair value of the obligation is not recorded.
At December 31, 2019, Evergy has provided $110.2 million of credit support for Evergy Missouri West as follows:

•	Evergy direct guarantees to Evergy Missouri West counterparties totaling $17.0 million, which expire in 2020, and

•	Evergy's guarantee of Evergy Missouri West long-term debt totaling $93.2 million, which includes debt with maturity dates ranging from 2020 to 2023.
Evergy has also guaranteed Evergy Missouri West's short-term debt, including its commercial paper program. At December 31, 2019, Evergy Missouri West had $93.4 million of commercial paper outstanding. None of the guaranteed obligations are subject to default or prepayment if Evergy Missouri West's credit ratings were downgraded.
The Evergy Companies also have off-balance sheet arrangements in the form of letters of credit entered into in the ordinary course of business.

Cash Flows
The following table presents Evergy's cash flows from operating, investing and financing activities.

	2019	2018	2017
	(millions)
Cash flows from operating activities	$1,749.0	$1,497.8	$912.7
Cash flows from (used in) investing activities	(1,080.3)	197.4	(780.8)
Cash flows used in financing activities	(805.8)	(1,538.4)	(131.6)
Cash Flows from Operating Activities
Evergy's $251.2 million increase in cash flows from operating activities in 2019 compared to 2018 was primarily driven by a $252.3 million increase due to the inclusion of Evergy Metro's and Evergy Missouri West's cash flows from operating activities in the first five months of 2019 and $35.6 million of merger success fees paid by Evergy and Evergy Kansas Central upon the completion of the merger in June 2018.
Cash Flows from (used in) Investing Activities
Evergy's cash flows used in investing activities increased $1,277.7 million in 2019 compared to 2018 primarily driven by:

•	$1,154.2 million of cash acquired from Great Plains Energy in June 2018;

•	a $243.6 million increase in additions to property, plant and equipment due to the inclusion of Evergy Metro and Evergy Missouri West activity in the first five months of 2019; and

•	$140.6 million in proceeds from the settlement of deal contingent interest rate swaps in June 2018; partially offset by

•	an increase of $154.9 million in proceeds from COLI investments, primarily from Evergy Kansas Central due to a higher number of policy settlements in 2019.
Cash Flows used in Financing Activities
Evergy's cash flows used in financing activities decreased $732.6 million in 2019 compared to 2018 primarily driven by:

•	a $2,081.8 million increase in proceeds from long-term debt, net, as further described in Note 13 to the consolidated financial statements; partially offset by

•	a $586.4 million increase of repurchased common stock under the common stock repurchase program, as further described in Note 18 to the consolidated financial statements;

•	a $305.3 million increase in retirement of long-term debt, as further described in Note 13 to the consolidated financial statements;

•	a $211.0 million decrease in collateralized short-term debt, net borrowings primarily due to the establishment of Evergy Kansas Central’s receivable sale facility in the fourth quarter of 2018;

•	a $123.6 million increase in the repayment of borrowings from the cash surrender value of COLI, primarily from Evergy Kansas Central due to a higher number of policy settlements in 2019; and

•	a $69.8 million payment for the settlement of Evergy's interest rate swap that was designated as a cash flow hedge of its issuance of $800.0 million of 2.90% Senior Notes in September 2019.

EVERGY KANSAS CENTRAL, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Kansas Central is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) to Form 10-K.
The following table summarizes Evergy Kansas Central's comparative results of operations.

	2019	Change	2018
	(millions)
Operating revenues	$2,507.4	$(107.5)	$2,614.9
Fuel and purchased power	493.0	(106.2)	599.2
SPP network transmission costs	251.3	(8.6)	259.9
Operating and maintenance	530.5	(110.2)	640.7
Depreciation and amortization	443.8	52.9	390.9
Taxes other than income tax	192.3	18.6	173.7
Income from operations	596.5	46.0	550.5
Other expense, net	(12.9)	20.6	(33.5)
Interest expense	177.0	0.2	176.8
Income tax expense (benefit)	52.1	56.4	(4.3)
Equity in earnings of equity method investees, net of income taxes	4.6	—	4.6
Net income	359.1	10.0	349.1
Less: Net income attributable to noncontrolling interests	15.7	5.5	10.2
Net income attributable to Evergy Kansas Central, Inc.	$343.4	$4.5	$338.9
Evergy Kansas Central Utility Gross Margin and MWh Sales
The following table summarizes Evergy Kansas Central's utility gross margin and MWhs sold.

	Revenues and Expenses			MWhs Sold
	2019	Change	2018	2019	Change	2018
Retail revenues	(millions)			(thousands)
Residential	$793.9	$(52.5)	$846.4	6,460	(276)	6,736
Commercial	709.1	6.3	702.8	7,399	(97)	7,496
Industrial	401.3	4.9	396.4	5,622	(20)	5,642
Other retail revenues	21.0	1.0	20.0	45	(13)	58
Total electric retail	1,925.3	(40.3)	1,965.6	19,526	(406)	19,932
Wholesale revenues	239.9	(106.2)	346.1	7,540	(2,629)	10,169
Transmission revenues	273.3	(15.6)	288.9	N/A	N/A	N/A
Other revenues	68.9	54.6	14.3	N/A	N/A	N/A
Operating revenues	2,507.4	(107.5)	2,614.9	27,066	(3,035)	30,101
Fuel and purchased power	(493.0)	106.2	(599.2)
SPP network transmission costs	(251.3)	8.6	(259.9)
Utility gross margin (a)	$1,763.1	$7.3	$1,755.8
(a)Utility gross margin is a non-GAAP financial measure.  See explanation of utility gross margin under Evergy's Results of Operations.
Evergy Kansas Central's utility gross margin increased $7.3 million in 2019 compared to 2018 driven by:

•
a $27.9 million increase from new retail rates effective in September 2018, net of a $69.8 million provision for rate refund recorded in 2018 for the change in the corporate income tax rate caused by the TCJA; and

•	a $23.1 million increase in revenue due to one-time bill credits recorded in June 2018 as a result of conditions in the KCC merger order; partially offset by

•	a $30.9 million decrease primarily due to lower retail sales driven by cooler summer weather. For 2019 compared to 2018, cooling degree days decreased 15%; and

•	a $12.8 million decrease related to Evergy Kansas Central's TDC rider.
Evergy Kansas Central Operating and Maintenance
Evergy Kansas Central's operating and maintenance expense decreased $110.2 million in 2019 compared to 2018 primarily driven by:

•	$51.9 million of merger-related costs incurred in 2018, consisting of:

◦
$44.2 million of voluntary severance and change in control payments as well as the recording of unrecognized equity compensation costs and the incremental fair value associated with the vesting of outstanding equity compensation awards in accordance with the Amended Merger Agreement; and

◦	$21.5 million of merger consulting fees and fees for other outside services incurred, primarily consisting of merger success fees; partially offset by

◦
a $13.8 million decrease in operating and maintenance expense due to the net reallocation of incurred merger transition costs between Evergy Kansas Central, Evergy, Evergy Metro and Evergy Missouri West and the subsequent deferral of these transition costs to a regulatory asset in June 2018 for future recovery by Evergy Kansas Central in accordance with the KCC merger order;

•	a $22.9 million decrease in plant operating and maintenance expense at fossil-fuel generating units primarily due to:

◦	$12.3 million of obsolete inventory write-offs at retiring fossil-fuel units in 2018;

◦
a $7.3 million decrease due to the retirement of Evergy Kansas Central's Unit 7 at Tecumseh Energy Center, Units 3 and 4 at Murray Gill Energy Center and Units 1 and 2 at Gordan Evans Energy Center in the fourth quarter of 2018; and

◦	$0.7 million of voluntary severance expenses incurred in 2018 related to the Local 1523 union voluntary exit program; partially offset by

◦	an $8.4 million increase due to the write-off of a regulatory asset for costs incurred during the JEC lease extension, see Note 5 to the consolidated financial statements;

•
a $19.2 million decrease in various administrative and general operating and maintenance expenses primarily driven by a $10.0 million decrease in labor and employee benefits expense primarily due to lower employee headcount and pension and post-retirement costs in 2019 and $5.3 million of voluntary severance expenses incurred in the third quarter of 2018 related to a Wolf Creek voluntary exit program;

•	a $9.6 million decrease in transmission and distribution operating and maintenance expense primarily due to a higher level of vegetation management activity in 2018; and

•	a $6.3 million decrease in plant operating and maintenance expense at nuclear generating units related to Wolf Creek; partially offset by

•	$9.3 million of voluntary severance expenses incurred in 2019.
Evergy Kansas Central Depreciation and Amortization
Evergy Kansas Central's depreciation and amortization expense increased $52.9 million in 2019 compared to 2018 driven by:

•	a $32.4 million increase primarily due to a change in depreciation rates as a result of Evergy Kansas Central's rate case effective in September 2018; and

•	a $20.5 million increase primarily due to capital additions.

Evergy Kansas Central Taxes Other Than Income Tax
Evergy Kansas Central's taxes other than income tax increased $18.6 million in 2019 compared to 2018 primarily driven by an $18.3 million increase in property taxes.
Evergy Kansas Central Other Expense, Net
Evergy Kansas Central's other expense, net decreased $20.6 million in 2019 compared to 2018 primarily driven by:

•	a $12.4 million decrease due to recording higher COLI benefits in 2019;

•	a $4.2 million decrease due to higher net unrealized gains in Evergy Kansas Central's rabbi trust in 2019; and

•	a $3.4 million decrease due to lower pension non-service costs in 2019.
Evergy Kansas Central Income Tax Expense
Evergy Kansas Central's income tax expense increased $56.4 million in 2019 compared to 2018 driven by:

•	a $52.6 million increase related to the revaluation of deferred income tax assets and liabilities based on the Evergy composite tax rate as a result of the merger in June 2018; and

•	an $18.9 million increase due to higher pre-tax income; partially offset by

•	a $5.3 million decrease due to flow-through items primarily driven by higher amortization of excess deferred income taxes.

EVERGY METRO, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Metro is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) to Form 10-K.
The following table summarizes Evergy Metro's comparative results of operations.

	2019	Change	2018
	(millions)
Operating revenues	$1,806.5	$(16.6)	$1,823.1
Fuel and purchased power	482.1	(38.5)	520.6
Operating and maintenance	451.9	(42.3)	494.2
Depreciation and amortization	318.4	37.1	281.3
Taxes other than income tax	127.6	10.4	117.2
Income from operations	426.5	16.7	409.8
Other expense, net	(15.8)	10.1	(25.9)
Interest expense	119.8	(13.9)	133.7
Income tax expense	35.7	(51.6)	87.3
Net income	$255.2	$92.3	$162.9
Evergy Metro Utility Gross Margin and MWh Sales
The following table summarizes Evergy Metro's utility gross margin and MWhs sold.

	Revenues and Expenses			MWhs Sold
	2019	Change	2018	2019	Change	2018
Retail revenues	(millions)			(thousands)
Residential	$712.4	(23.2)	$735.6	5,425	(261)	5,686
Commercial	786.1	(8.7)	794.8	7,623	(159)	7,782
Industrial	136.9	(1.9)	138.8	1,713	(41)	1,754
Other retail revenues	16.3	5.9	10.4	75	(1)	76
Total electric retail	1,651.7	(27.9)	1,679.6	14,836	(462)	15,298
Wholesale revenues	70.9	17.4	53.5	6,098	1,081	5,017
Transmission revenues	17.5	3.0	14.5	N/A	N/A	N/A
Other revenues	66.4	(9.1)	75.5	N/A	N/A	N/A
Operating revenues	1,806.5	(16.6)	1,823.1	20,934	619	20,315
Fuel and purchased power	(482.1)	38.5	(520.6)
Utility gross margin (a)	$1,324.4	$21.9	$1,302.5
(a) Utility gross margin is a non-GAAP financial measure.  See explanation of utility gross margin under Evergy's Results of Operations.
Evergy Metro's utility gross margin increased $21.9 million in 2019 compared to 2018 driven by:

•
a $40.4 million increase from new retail rates effective in December 2018, net of a $72.4 million provision for rate refund recorded for 2018 for the change in the corporate income tax rate caused by the TCJA; and

•	a $22.4 million increase in revenue due to one-time bill credits recorded in June 2018 as a result of conditions in the KCC and MPSC merger orders; partially offset by

•	a $30.9 million decrease primarily due to lower retail sales driven by cooler summer weather. For 2019 compared to 2018, cooling degree days decreased 18%; and

•	a $10.0 million decrease for recovery of programs costs for energy efficiency programs under MEEIA, which have a direct offset in operating and maintenance expense.

Evergy Metro Operating and Maintenance
Evergy Metro's operating and maintenance expense decreased $42.3 million in 2019 compared to 2018 primarily driven by:

•	a $26.4 million decrease in plant operating and maintenance expense at fossil-fuel generating units primarily driven by:

◦	a $10.9 million decrease due to the retirement of Montrose Station in 2018, which includes $7.3 million of obsolete inventory write-offs in 2018;

◦	a $3.7 million decrease due to an extended maintenance outage at Iatan No. 2 in 2018; and

◦	$3.2 million of voluntary severance expenses incurred in the third quarter of 2018 related to the Local 412 union voluntary exit program;

•
a $23.8 million decrease in various administrative and general operating and maintenance expenses, which includes $5.3 million of voluntary severance expenses incurred in the third quarter of 2018 related to a Wolf Creek voluntary exit program and a $3.5 million decrease in injuries and damages expense primarily due to an increase in estimated workers compensation losses recorded in 2018;

•	a $10.0 million decrease in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue;

•	a $6.8 million decrease in plant operating and maintenance expense at nuclear generating units related to Wolf Creek; and

•	$2.1 million of merger-related costs incurred in 2018; partially offset by

•
a $23.2 million increase in operating and maintenance expense due to the net reallocation of incurred merger transition costs between Evergy Metro, Evergy, Evergy Kansas Central and Evergy Missouri West and the subsequent deferral of these transition costs to a regulatory asset in June 2018 for future recovery by Evergy Metro in accordance with the KCC and MPSC merger orders;

•	a $7.1 million increase in transmission and distribution operating and maintenance expense primarily due to costs incurred from storms that occurred in January 2019; and

•	$6.8 million of voluntary severance expenses incurred in 2019.
Evergy Metro Depreciation and Amortization
Evergy Metro's depreciation and amortization increased $37.1 million in 2019 compared to 2018 primarily driven by:

•	a $19.3 million increase primarily due to capital additions; and

•	a $17.8 million increase due to a change in depreciation rates effective in December 2018 as a result of Evergy Metro's 2018 Kansas rate case.
Evergy Metro Taxes Other Than Income Tax
Evergy Metro's taxes other than income tax increased $10.4 million in 2019 compared to 2018 primarily driven by a $7.9 million increase in property taxes.

Evergy Metro Interest Expense
Evergy Metro's interest expense decreased $13.9 million in 2019 compared to 2018 primarily driven by a $12.8 million net decrease due to the repayment of $400.0 million of 7.15% Mortgage Bonds at maturity in April 2019, which decreased interest expense by $25.4 million, partially offset by a $12.6 million increase due to the issuance of $400.0 million of 4.125% Mortgage Bonds in March 2019.

Evergy Metro Income Tax Expense
Evergy Metro's income tax expense decreased $51.6 million in 2019 compared to 2018 primarily driven by:

•	a $51.0 million decrease related to the revaluation of deferred income tax assets and liabilities based on the Evergy composite tax rate as a result of the merger in June 2018; and

•	a $21.4 million decrease due to flow-through items primarily driven by higher amortization of excess deferred income taxes; partially offset by

•	a $15.5 million increase related to the revaluation of deferred income tax assets and liabilities as a result of the enactment of Missouri state income tax reform in June 2018; and

•	a $10.8 million increase due to higher pre-tax income.
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of business, Evergy faces risks that are either non-financial or non-quantifiable. Such risks principally include business, legal, operational and credit risks and are not represented in the following analysis. See Part I, Item 1A, Risk Factors and Part II, Item 7, MD&A for further discussion of risk factors.
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
Management has established risk management policies and strategies to reduce the potentially adverse effects that the volatility of the markets may have on Evergy's operating results. During the ordinary course of business, the Evergy Companies' hedging strategies are reviewed to determine the hedging approach deemed appropriate based upon the circumstances of each situation. Though management believes its risk management practices are effective, it is not possible to identify and eliminate all risk. Evergy could experience losses, which could have a material adverse effect on its results of operations or financial position, due to many factors, including unexpectedly large or rapid movements or disruptions in the energy markets, regulatory-driven market rule changes and/or bankruptcy or non-performance of customers or counterparties, and/or failure of underlying transactions that have been hedged to materialize.
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

Interest Rate Risk
Evergy manages interest rate risk and short- and long-term liquidity by limiting its exposure to variable interest rate debt to a percentage of total debt, diversifying maturity dates and, from time to time, entering into interest rate hedging transactions. At December 31, 2019, 3% of Evergy's long-term debt was variable rate debt. Evergy also has short-term borrowings and current maturities of fixed rate debt that are exposed to interest rate risk. Evergy computes and presents information regarding the sensitivity to changes in interest rates for variable rate debt and current maturities of fixed rate debt by assuming a 100-basis-point change in the current interest rates applicable to such debt over the remaining time the debt is outstanding.
Evergy had $1,113.7 million of variable rate debt, including notes payable, commercial paper and current maturities of fixed rate debt as of December 31, 2019. A 100-basis-point change in interest rates applicable to this debt would impact income before income taxes on an annualized basis by approximately $9.9 million.
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
Investment Risk
Evergy maintains trust funds, as required by the NRC, to fund its 94% share of decommissioning the Wolf Creek nuclear power plant and also maintains trusts to fund pension benefits as well as certain non-qualified retirement benefits. As of December 31, 2019, these funds were primarily invested in a diversified mix of equity and debt securities and reflected at fair value on Evergy's balance sheet. The equity securities in the trusts are exposed to price fluctuations in equity markets and the value of debt securities are exposed to changes in interest rates and other market factors.
As nuclear decommissioning costs are currently recovered in customer rates, Evergy defers both realized and unrealized gains and losses for these securities as an offset to its regulatory asset for decommissioning Wolf Creek and as such, fluctuations in the value of these securities do not impact earnings. A significant decline in the value of pension or non-qualified retirement assets could require Evergy to increase funding of its pension plans in future periods, which could adversely affect cash flows in those periods. In addition, a decline in the fair value of these plan assets, in the absence of additional cash contributions to the plans by Evergy, could increase the amount of pension cost required to be recorded in future periods by Evergy.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Evergy, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Evergy, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Rate Matters and Regulation - Impact of Rate Regulation on the Financial Statements - Refer to Notes 1 and 5 to the financial statements
Critical Audit Matter Description
The Company is subject to rate regulation by the Kansas Corporation Commission and by the Missouri Public Service Commission (collectively the "Commissions"), which have jurisdiction with respect to the rates of electric distribution companies in Kansas and Missouri, respectively. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment, including asset retirements and abandonments; regulatory assets and liabilities; operating revenues; operating and maintenance expense; and depreciation expense.
The Company's rates are subject to regulatory rate-setting processes and annual earnings oversight. Rates are determined and approved in regulatory proceedings based on an analysis of the Company's costs to provide utility service and a return on, and recovery of, the Company's investment in the utility business. Regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment, and the timing and amount of assets to be recovered by rates. The Commissions' regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. Decisions to be made by the Commissions in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required. While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the Commissions will not approve (1) full recovery of the costs of providing utility service or (2) full recovery of all amounts invested in the utility business and a reasonable return on that investment.
When the Company retires a regulated plant, the Company must assess the probability of recovery of the regulated plant, which is dependent upon amounts that may be recovered through regulated rates, including any return. Pending receipt of regulatory approval for the retirement and/or recovery of the affected plants, accounting for early retirements of regulated plants involves judgment related to the nature of the early retirement and the likelihood that the Company will recover its remaining investment in these retired generating plants with return. Auditing the judgments related to the nature and likelihood of the retirement and the probability of recovering the generating plant investment with a return involves especially subjective and complex judgment.
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) probability of potential charges related to the abandonment of regulated plants, and (3) a refund to customers. Given that management's accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:

•
We tested the effectiveness of management's controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred as property, plant, and equipment and deferred as regulatory assets and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities.

•
We tested the effectiveness of management's controls over the initial recognition of amounts as property, plant, and equipment; regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates, including Company management's determination of the likelihood of recovery of the full investment of certain regulated plants and probability of refunding amounts previously collected from customers related to certain regulated plants.

•	We evaluated the Company's disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

•
We evaluated external information and compared it to management's recorded regulatory asset and liability balances for completeness. Such external information included relevant regulatory orders issued by the Commissions for the Company and other public utilities in Kansas and Missouri, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedence of the Commissions' treatment of similar costs under similar circumstances.

•
For regulatory matters in process, including those that could impact the early retirement of regulated plants, we inspected the Company's filings with the Commissions and the filings with the Commissions by intervenors that may impact the Company's future rates, for any evidence that might contradict management's assertions.

•	We evaluated the reasonableness of management's judgments for potential indicators of abandonment by performing the following:

◦	We inquired of management about property, plant, and equipment that may be abandoned.

◦
We inspected the capital projects budget and construction-in-process listings and inquired of management to identify projects that are designed to replace assets that may be retired prior to the end of the useful life.

◦
We inspected minutes of the board of directors and regulatory orders and other filings with the Commissions to identify any evidence that may contradict management's assertion regarding probability of an abandonment.

•
We compared actual spend for projects that have been capitalized to property, plant, and equipment to budget. We evaluated regulatory filings for any evidence that intervenors are challenging full recovery of the cost of any capital projects. For significant projects that were over budget or if full recovery of project costs is being challenged by intervenors, we evaluated management's assessment of the probability of a disallowance. We tested selected costs included in the capitalized project costs for completeness and accuracy.

•
We evaluated management's analysis, and letters from internal and external legal counsel, as appropriate, regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management's assertion that amounts are probable of recovery or a future reduction in rates.

•
We evaluated management's conclusions for the probable recovery of the retired regulated plant investment with a return with the assistance of professionals in our firm having expertise in the application of accounting guidance for early retirements of regulated plants. We evaluated management's conclusions regarding the accounting for the abandonment of certain regulated plants and the impact of recent rate orders on the accounting.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 2, 2020

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Evergy Kansas Central, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Evergy Kansas Central, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 2, 2020

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Evergy Metro, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Evergy Metro, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 2, 2020

We have served as the Company's auditor since 2002.

EVERGY, INC.
Consolidated Statements of Comprehensive Income

Year Ended December 31	2019	2018	2017
	(millions, except per share amounts)
OPERATING REVENUES	$5,147.8	$4,275.9	$2,571.0
OPERATING EXPENSES:
Fuel and purchased power	1,265.0	1,078.7	541.5
SPP network transmission costs	251.3	259.9	247.9
Operating and maintenance	1,218.5	1,115.8	563.5
Depreciation and amortization	861.7	618.8	371.7
Taxes other than income tax	365.5	269.1	167.6
Total Operating Expenses	3,962.0	3,342.3	1,892.2
INCOME FROM OPERATIONS	1,185.8	933.6	678.8
OTHER INCOME (EXPENSE):
Investment earnings	11.0	8.8	4.0
Other income	26.9	15.5	8.3
Other expense	(76.9)	(78.7)	(39.1)
Total Other Expense, Net	(39.0)	(54.4)	(26.8)
Interest expense	374.0	279.6	171.0
INCOME BEFORE INCOME TAXES	772.8	599.6	481.0
Income tax expense	97.0	59.0	151.2
Equity in earnings of equity method investees, net of income taxes	9.8	5.4	6.7
NET INCOME	685.6	546.0	336.5
Less: Net income attributable to noncontrolling interests	15.7	10.2	12.6
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$669.9	$535.8	$323.9
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO EVERGY (see Note 1)
Basic earnings per common share	$2.80	$2.50	$2.27
Diluted earnings per common share	$2.79	$2.50	$2.27
AVERAGE COMMON SHARES OUTSTANDING
Basic	239.5	213.9	142.5
Diluted	239.9	214.1	142.6
COMPREHENSIVE INCOME
NET INCOME	$685.6	$546.0	$336.5
OTHER COMPREHENSIVE INCOME
Derivative hedging activity
Loss on derivative hedging instruments	(64.4)	(5.4)	—
Income tax benefit	16.5	1.4	—
Net loss on derivative hedging instruments	(47.9)	(4.0)	—
Reclassification to expenses, net of tax	1.5	—	—
Derivative hedging activity, net of tax	(46.4)	(4.0)	—
Defined benefit pension plans
Net gain (loss) arising during period	(0.8)	1.4	—
Income tax expense (benefit)	0.2	(0.4)	—
Net gain (loss) arising during period, net of tax	(0.6)	1.0	—
Change in unrecognized pension expense, net of tax	(0.6)	1.0	—
Total other comprehensive loss	(47.0)	(3.0)	—
Comprehensive income	638.6	543.0	336.5
Less: comprehensive income attributable to noncontrolling interest	15.7	10.2	12.6
COMPREHENSIVE INCOME ATTRIBUTABLE TO EVERGY, INC.	$622.9	$532.8	$323.9
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets

	December 31
	2019	2018
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$23.2	$160.3
Receivables, net	228.5	193.7
Accounts receivable pledged as collateral	339.0	365.0
Fuel inventory and supplies	481.6	511.0
Income taxes receivable	85.5	68.0
Regulatory assets	231.7	303.9
Prepaid expenses and other assets	78.2	79.1
Total Current Assets	1,467.7	1,681.0
PROPERTY, PLANT AND EQUIPMENT, NET	19,184.4	18,782.5
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	162.0	169.2
OTHER ASSETS:
Regulatory assets	1,740.5	1,757.9
Nuclear decommissioning trust fund	573.2	472.1
Goodwill	2,336.6	2,338.9
Other	511.5	396.5
Total Other Assets	5,161.8	4,965.4
TOTAL ASSETS	$25,975.9	$25,598.1
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets

	December 31
	2019	2018
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$251.1	$705.4
Current maturities of long-term debt of variable interest entities	32.3	30.3
Notes payable and commercial paper	561.9	738.6
Collateralized note payable	339.0	365.0
Accounts payable	528.8	451.5
Accrued taxes	145.1	133.6
Accrued interest	122.3	110.9
Regulatory liabilities	63.3	110.2
Asset retirement obligations	71.3	49.8
Other	220.8	171.9
Total Current Liabilities	2,335.9	2,867.2
LONG-TERM LIABILITIES:
Long-term debt, net	8,746.7	6,636.3
Long-term debt of variable interest entities, net	18.8	51.1
Deferred income taxes	1,744.4	1,599.2
Unamortized investment tax credits	375.4	373.2
Regulatory liabilities	2,248.3	2,218.8
Pension and post-retirement liability	1,017.6	987.6
Asset retirement obligations	602.8	637.3
Other	340.7	236.7
Total Long-Term Liabilities	15,094.7	12,740.2
Commitments and Contingencies (Note 15)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value 226,641,443 and 255,326,252 shares issued, stated value	7,070.4	8,685.2
Retained earnings	1,551.5	1,346.0
Accumulated other comprehensive loss	(50.0)	(3.0)
Total Evergy, Inc. Shareholders' Equity	8,571.9	10,028.2
Noncontrolling Interests	(26.6)	(37.5)
Total Equity	8,545.3	9,990.7
TOTAL LIABILITIES AND EQUITY	$25,975.9	$25,598.1
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Cash Flows

Year Ended December 31	2019	2018	2017
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$685.6	$546.0	$336.5
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	861.7	618.8	371.7
Amortization of nuclear fuel	51.4	43.6	32.2
Amortization of deferred refueling outage	25.5	21.2	16.1
Amortization of corporate-owned life insurance	19.8	22.6	20.6
Non-cash compensation	16.3	29.9	8.8
Net deferred income taxes and credits	121.5	124.2	149.6
Allowance for equity funds used during construction	(2.2)	(3.1)	(2.0)
Payments for asset retirement obligations	(17.8)	(22.4)	(16.0)
Equity in earnings of equity method investees, net of income taxes	(9.8)	(5.4)	(6.7)
Income from corporate-owned life insurance	(29.6)	(2.3)	(2.8)
Other	(3.2)	(5.2)	(8.7)
Changes in working capital items:
Accounts receivable	(23.1)	265.1	(2.1)
Accounts receivable pledged as collateral	26.0	(185.0)	—
Fuel inventory and supplies	29.9	54.7	7.2
Prepaid expenses and other current assets	43.4	(128.1)	55.8
Accounts payable	16.9	56.7	10.0
Accrued taxes	(8.2)	(76.4)	9.2
Other current liabilities	(59.4)	92.0	(118.0)
Changes in other assets	79.8	66.8	32.0
Changes in other liabilities	(75.5)	(15.9)	19.3
Cash Flows from Operating Activities	1,749.0	1,497.8	912.7
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,210.1)	(1,069.7)	(764.6)
Cash acquired from the merger with Great Plains Energy	—	1,154.2	—
Purchase of securities - trusts	(55.8)	(117.5)	(41.0)
Sale of securities - trusts	47.3	117.7	41.2
Investment in corporate-owned life insurance	(18.3)	(17.1)	(17.0)
Proceeds from investment in corporate-owned life insurance	161.7	6.8	4.2
Proceeds from settlement of interest rate swap	—	140.6	—
Other investing activities	(5.1)	(17.6)	(3.6)
Cash Flows from (used in) Investing Activities	(1,080.3)	197.4	(780.8)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short term debt, net	(176.7)	(104.0)	(91.3)
Proceeds from term loan facility	1,000.0	—	—
Repayment of term loan facility	(1,000.0)	—	—
Collateralized short-term borrowings, net	(26.0)	185.0	—
Proceeds from long-term debt	2,372.7	290.9	296.2
Retirements of long-term debt	(701.1)	(395.8)	(125.0)
Retirements of long-term debt of variable interest entities	(30.3)	(28.5)	(26.8)
Payment for settlement of interest rate swap accounted for as a cash flow hedge	(69.8)	—	—
Borrowings against cash surrender value of corporate-owned life insurance	59.4	56.5	55.1
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(127.5)	(3.9)	(1.0)
Cash dividends paid	(462.5)	(475.0)	(223.1)
Repurchase of common stock under repurchase plan	(1,628.7)	(1,042.3)	—
Distributions to shareholders of noncontrolling interests	(8.6)	—	(5.8)
Other financing activities	(6.7)	(21.3)	(9.9)
Cash Flows used in Financing Activities	(805.8)	(1,538.4)	(131.6)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(137.1)	156.8	0.3
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	160.3	3.5	3.2
End of period	$23.2	$160.3	$3.5
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Changes in Equity

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	AOCI	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2016	141,791,153	$2,727.3	$1,078.6	$—	$27.3	$3,833.2
Net income	—	—	323.9	—	12.6	336.5
Issuance of stock	12,131	0.6	—	—	—	0.6
Issuance of stock compensation and reinvested dividends, net of tax withholding	290,991	(1.9)	—	—	—	(1.9)
Dividends declared on common stock ($1.60 per share)	—	—	(229.2)	—	—	(229.2)
Stock compensation expense	—	8.8	—	—	—	8.8
Deconsolidation of noncontrolling interests	—	—	—	—	(81.9)	(81.9)
Distributions to shareholders of noncontrolling interests	—	—	—	—	(5.7)	(5.7)
Balance as of December 31, 2017	142,094,275	2,734.8	1,173.3	—	(47.7)	3,860.4
Net income	—	—	535.8	—	10.2	546.0
Issuance of stock to Great Plains Energy shareholders	128,947,518	6,979.9	—	—	—	6,979.9
Issuance of restricted common stock	122,505	—	—	—	—	—
Issuance of stock compensation and reinvested dividends, net of tax withholding	533,273	(16.7)	—	—	—	(16.7)
Dividends declared on common stock ($1.735 per share)	—	—	(362.1)	—	—	(362.1)
Dividend equivalents declared	—	—	(1.0)	—	—	(1.0)
Stock compensation expense	—	29.9	—	—	—	29.9
Repurchase of common stock	(16,371,319)	(1,042.3)	—	—	—	(1,042.3)
Derivative hedging activity, net of tax	—	—	—	(4.0)	—	(4.0)
Change in unrecognized pension expense, net of tax	—	—	—	1.0	—	1.0
Other	—	(0.4)	—	—	—	(0.4)
Balance as of December 31, 2018	255,326,252	8,685.2	1,346.0	(3.0)	(37.5)	9,990.7
Net income	—	—	669.9	—	15.7	685.6
Issuance of stock compensation and reinvested dividends, net of tax withholding	111,849	(2.4)	—	—	—	(2.4)
Dividends declared on common stock ($1.93 per share)	—	—	(462.5)	—	—	(462.5)
Dividend equivalents declared	—	—	(1.9)	—	—	(1.9)
Stock compensation expense	—	16.3	—	—	—	16.3
Repurchase of common stock under repurchase plan	(28,796,658)	(1,628.7)	—	—	—	(1,628.7)
Consolidation of noncontrolling interests	—	—	—	—	3.8	3.8
Distributions to shareholders of noncontrolling interests	—	—	—	—	(8.6)	(8.6)
Derivative hedging activity, net of tax	—	—	—	(46.4)	—	(46.4)
Change in unrecognized pension expense, net of tax	—	—	—	(0.6)	—	(0.6)
Balance as of December 31, 2019	226,641,443	$7,070.4	$1,551.5	$(50.0)	$(26.6)	$8,545.3
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Income

Year Ended December 31	2019	2018	2017
	(millions)
OPERATING REVENUES	$2,507.4	$2,614.9	$2,571.0
OPERATING EXPENSES:
Fuel and purchased power	493.0	599.2	541.5
SPP network transmission costs	251.3	259.9	247.9
Operating and maintenance	530.5	640.7	563.5
Depreciation and amortization	443.8	390.9	371.7
Taxes other than income tax	192.3	173.7	167.6
Total Operating Expenses	1,910.9	2,064.4	1,892.2
INCOME FROM OPERATIONS	596.5	550.5	678.8
OTHER INCOME (EXPENSE):
Investment earnings (loss)	4.1	(0.6)	4.0
Other income	23.1	13.9	8.3
Other expense	(40.1)	(46.8)	(39.1)
Total Other Expense, Net	(12.9)	(33.5)	(26.8)
Interest expense	177.0	176.8	171.0
INCOME BEFORE INCOME TAXES	406.6	340.2	481.0
Income tax expense (benefit)	52.1	(4.3)	151.2
Equity in earnings of equity method investees, net of income taxes	4.6	4.6	6.7
NET INCOME	359.1	349.1	336.5
Less: Net income attributable to noncontrolling interests	15.7	10.2	12.6
NET INCOME ATTRIBUTABLE TO EVERGY KANSAS CENTRAL, INC.	$343.4	$338.9	$323.9
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets

	December 31
	2019	2018
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$5.2	$44.5
Receivables, net	140.4	84.3
Related party receivables	9.9	2.6
Accounts receivable pledged as collateral	171.0	185.0
Fuel inventory and supplies	266.4	276.8
Income taxes receivable	30.4	42.7
Regulatory assets	93.3	97.1
Prepaid expenses and other assets	34.3	35.0
Total Current Assets	750.9	768.0
PROPERTY, PLANT AND EQUIPMENT, NET	9,864.9	9,718.3
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	162.0	169.2
OTHER ASSETS:
Regulatory assets	730.4	700.4
Nuclear decommissioning trust fund	272.5	227.5
Other	266.0	233.4
Total Other Assets	1,268.9	1,161.3
TOTAL ASSETS	$12,046.7	$11,816.8
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets

	December 31
	2019	2018
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$250.0	$300.0
Current maturities of long-term debt of variable interest entities	32.3	30.3
Notes payable and commercial paper	249.2	411.7
Collateralized note payable	171.0	185.0
Accounts payable	200.5	154.4
Related party payables	14.8	14.9
Accrued taxes	98.7	88.6
Accrued interest	74.2	74.4
Regulatory liabilities	42.3	19.5
Asset retirement obligations	23.3	17.1
Other	130.2	83.0
Total Current Liabilities	1,286.5	1,378.9
LONG-TERM LIABILITIES:
Long-term debt, net	3,436.1	3,389.8
Long-term debt of variable interest entities, net	18.8	51.1
Deferred income taxes	817.7	815.4
Unamortized investment tax credits	253.2	249.7
Regulatory liabilities	1,132.5	1,101.8
Pension and post-retirement liability	495.5	474.7
Asset retirement obligations	249.6	264.0
Other	151.8	130.7
Total Long-Term Liabilities	6,555.2	6,477.2
Commitments and Contingencies (Note 15)
EQUITY:
Evergy Kansas Central, Inc. Shareholder's Equity:
Common stock - 1,000 shares authorized, $0.01 par value, 1 share issued	2,737.6	2,737.6
Retained earnings	1,494.0	1,260.6
Total Evergy Kansas Central, Inc. Shareholder's Equity	4,231.6	3,998.2
Noncontrolling Interests	(26.6)	(37.5)
Total Equity	4,205.0	3,960.7
TOTAL LIABILITIES AND EQUITY	$12,046.7	$11,816.8
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Cash Flows

Year Ended December 31	2019	2018	2017
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$359.1	$349.1	$336.5
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	443.8	390.9	371.7
Amortization of nuclear fuel	25.6	26.0	32.2
Amortization of deferred refueling outage	12.8	13.7	16.1
Amortization of corporate-owned life insurance	19.8	22.6	20.6
Non-cash compensation	—	19.9	8.8
Net deferred income taxes and credits	11.6	(2.2)	149.6
Allowance for equity funds used during construction	—	(2.9)	(2.0)
Payments for asset retirement obligations	(14.8)	(12.0)	(16.0)
Equity in earnings of equity method investees, net of income taxes	(4.6)	(4.6)	(6.7)
Income from corporate-owned life insurance	(29.0)	(2.3)	(2.8)
Other	(5.5)	(5.4)	(8.7)
Changes in working capital items:
Accounts receivable	(65.9)	207.9	(2.1)
Accounts receivable pledged as collateral	14.0	(185.0)	—
Fuel inventory and supplies	10.9	17.3	7.2
Prepaid expenses and other current assets	(11.7)	(134.2)	55.8
Accounts payable	6.9	(17.6)	10.0
Accrued taxes	20.2	(24.1)	9.2
Other current liabilities	12.1	88.3	(118.0)
Changes in other assets	47.0	42.7	32.0
Changes in other liabilities	(29.5)	(36.2)	19.3
Cash Flows from Operating Activities	822.8	751.9	912.7
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(596.1)	(713.3)	(764.6)
Purchase of securities - trusts	(21.8)	(99.4)	(41.0)
Sale of securities - trusts	21.6	104.2	41.2
Investment in corporate-owned life insurance	(17.6)	(17.1)	(17.0)
Proceeds from investment in corporate-owned life insurance	158.9	6.8	4.2
Other investing activities	(3.2)	(8.6)	(3.6)
Cash Flows used in Investing Activities	(458.2)	(727.4)	(780.8)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short term debt, net	(162.5)	133.7	(91.3)
Collateralized short-term debt, net	(14.0)	185.0	—
Proceeds from long-term debt	294.7	121.9	296.2
Retirements of long-term debt	(300.0)	(121.9)	(125.0)
Retirements of long-term debt of variable interest entities	(30.3)	(28.5)	(26.8)
Borrowings against cash surrender value of corporate-owned life insurance	56.5	56.5	55.1
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(125.4)	(3.9)	(1.0)
Cash dividends paid	(110.0)	(305.1)	(223.1)
Distributions to shareholders of noncontrolling interests	(8.6)	—	(5.8)
Other financing activities	(4.3)	(21.2)	(9.9)
Cash Flows from (used in) Financing Activities	(403.9)	16.5	(131.6)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(39.3)	41.0	0.3
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	44.5	3.5	3.2
End of period	$5.2	$44.5	$3.5
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Changes in Equity

	Evergy Kansas Central, Inc. Shareholder
	Common stock shares	Common stock	Retained earnings	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2016	141,791,153	$2,727.3	$1,078.6	$27.3	$3,833.2
Net income	—	—	323.9	12.6	336.5
Issuance of stock	12,131	0.6	—	—	0.6
Issuance of stock for compensation and reinvested dividends, net of tax withholding	290,991	(1.9)	—	—	(1.9)
Dividends declared on common stock	—	—	(229.2)	—	(229.2)
Stock compensation expense	—	8.8	—	—	8.8
Deconsolidation of noncontrolling interest	—	—	—	(81.9)	(81.9)
Distributions to shareholders of noncontrolling interests	—	—	—	(5.7)	(5.7)
Balance as of December 31, 2017	142,094,275	2,734.8	1,173.3	(47.7)	3,860.4
Net income	—	—	338.9	10.2	349.1
Issuance of stock for compensation and reinvested dividends, net of tax withholding	516,990	(17.2)	—	—	(17.2)
Stock cancelled pursuant to Amended Merger Agreement	(142,611,264)	—	—	—	—
Dividends declared on common stock	—	—	(251.6)	—	(251.6)
Stock compensation expense	—	19.9	—	—	19.9
Other	—	0.1	—	—	0.1
Balance as of December 31, 2018	1	2,737.6	1,260.6	(37.5)	3,960.7
Net income	—	—	343.4	15.7	359.1
Dividends declared on common stock	—	—	(110.0)	—	(110.0)
Consolidation of noncontrolling interests	—	—	—	3.8	3.8
Distributions to shareholders of noncontrolling interests	—	—	—	(8.6)	(8.6)
Balance as of December 31, 2019	1	$2,737.6	$1,494.0	$(26.6)	$4,205.0
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Comprehensive Income

Year Ended December 31	2019	2018	2017
	(millions)
OPERATING REVENUES	$1,806.5	$1,823.1	$1,890.7
OPERATING EXPENSES:
Fuel and purchased power	482.1	520.6	480.7
Operating and maintenance	451.9	494.2	474.8
Depreciation and amortization	318.4	281.3	266.3
Taxes other than income tax	127.6	117.2	182.5
Total Operating Expenses	1,380.0	1,413.3	1,404.3
INCOME FROM OPERATIONS	426.5	409.8	486.4
OTHER INCOME (EXPENSE):
Investment earnings	2.4	2.8	2.0
Other income	3.2	2.2	9.2
Other expense	(21.4)	(30.9)	(50.8)
Total Other Expense, Net	(15.8)	(25.9)	(39.6)
Interest expense	119.8	133.7	138.8
INCOME BEFORE INCOME TAXES	290.9	250.2	308.0
Income tax expense	35.7	87.3	128.2
NET INCOME	$255.2	$162.9	$179.8
COMPREHENSIVE INCOME
NET INCOME	$255.2	$162.9	$179.8
OTHER COMPREHENSIVE INCOME
Derivative hedging activity
Reclassification to expenses, net of tax:	0.7	3.7	4.6
Derivative hedging activity, net of tax	0.7	3.7	4.6
Total other comprehensive income	0.7	3.7	4.6
COMPREHENSIVE INCOME	$255.9	$166.6	$184.4
The disclosures regarding Evergy Metro included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets

	December 31
	2019	2018
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$2.0	$2.6
Receivables, net	48.1	62.7
Related party receivables	93.9	101.8
Accounts receivable pledged as collateral	118.0	130.0
Fuel inventory and supplies	163.0	177.6
Income taxes receivable	8.7	—
Regulatory assets	95.4	130.9
Prepaid expenses	22.8	20.1
Other assets	15.0	16.8
Total Current Assets	566.9	642.5
PROPERTY, PLANT AND EQUIPMENT, NET	6,839.0	6,688.1
OTHER ASSETS:
Regulatory assets	464.4	495.2
Nuclear decommissioning trust fund	300.7	244.6
Other	134.1	50.1
Total Other Assets	899.2	789.9
TOTAL ASSETS	$8,305.1	$8,120.5
The disclosures regarding Evergy Metro included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets

	December 31
	2019	2018
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$400.0
Notes payable and commercial paper	199.3	176.9
Collateralized note payable	118.0	130.0
Accounts payable	233.6	211.1
Related party payables	4.6	—
Accrued taxes	38.8	39.7
Accrued interest	26.7	28.9
Regulatory liabilities	11.4	52.8
Asset retirement obligations	36.1	29.2
Accrued compensation benefits	45.1	52.5
Other	34.0	17.2
Total Current Liabilities	747.6	1,138.3
LONG-TERM LIABILITIES:
Long-term debt, net	2,525.0	2,130.1
Deferred income taxes	642.8	631.8
Unamortized investment tax credits	119.6	120.7
Regulatory liabilities	792.2	794.3
Pension and post-retirement liability	499.7	491.9
Asset retirement obligations	217.5	231.8
Other	180.0	81.8
Total Long-Term Liabilities	4,976.8	4,482.4
Commitments and Contingencies (Note 15)
EQUITY:
Common stock - 1,000 shares authorized, without par value, 1 share issued, stated value	1,563.1	1,563.1
Retained earnings	1,012.8	932.6
Accumulated other comprehensive income	4.8	4.1
Total Equity	2,580.7	2,499.8
TOTAL LIABILITIES AND EQUITY	$8,305.1	$8,120.5
The disclosures regarding Evergy Metro included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Cash Flows

Year Ended December 31	2019	2018	2017
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$255.2	$162.9	$179.8
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	318.4	281.3	266.3
Amortization of nuclear fuel	25.9	26.2	32.1
Amortization of deferred refueling outage	12.8	13.5	18.3
Net deferred income taxes and credits	(30.6)	48.6	82.5
Allowance for equity funds used during construction	(2.2)	(1.4)	(6.0)
Payments for asset retirement obligations	(2.5)	(13.1)	(25.5)
Other	0.3	3.9	7.5
Changes in working capital items:
Accounts receivable	37.0	36.5	13.8
Accounts receivable pledged as collateral	12.0	—	(20.0)
Fuel inventory and supplies	14.6	19.4	(5.2)
Prepaid expenses and other current assets	28.0	7.2	8.4
Accounts payable	9.1	(34.6)	11.7
Accrued taxes	(9.6)	16.1	9.1
Other current liabilities	(53.2)	10.4	(0.1)
Changes in other assets	33.7	42.9	31.7
Changes in other liabilities	(34.7)	37.9	6.5
Cash Flows from Operating Activities	614.2	657.7	610.9
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(445.0)	(430.7)	(468.6)
Purchase of securities - trusts	(34.0)	(35.1)	(33.6)
Sale of securities - trusts	25.7	27.1	30.3
Other investing activities	9.0	4.8	0.9
Cash Flows used in Investing Activities	(444.3)	(433.9)	(471.0)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short term debt, net	22.4	8.0	34.6
Collateralized short-term debt, net	(12.0)	—	20.0
Proceeds from long-term debt	393.2	465.6	296.2
Retirements of long-term debt	(400.0)	(519.9)	(281.0)
Cash dividends paid	(175.0)	(180.0)	(212.0)
Other financing activities	0.9	2.9	—
Cash Flows used in Financing Activities	(170.5)	(223.4)	(142.2)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(0.6)	0.4	(2.3)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	2.6	2.2	4.5
End of period	$2.0	$2.6	$2.2
The disclosures regarding Evergy Metro included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC
Consolidated Statements of Changes in Equity

	Common stock shares	Common Stock	Retained earnings	AOCI - Net gains (losses) on cash flow hedges	Total Equity
	(millions, except share amounts)
Balance as of December 31, 2016	1	$1,563.1	$982.6	$(4.2)	$2,541.5
Net income	—	—	179.8	—	179.8
Cumulative effect of adoption of ASU 2016-09	—	—	(0.7)	—	(0.7)
Dividends declared on common stock	—	—	(212.0)	—	(212.0)
Derivative hedging activity, net of tax	—	—	—	4.6	4.6
Balance as of December 31, 2017	1	1,563.1	949.7	0.4	2,513.2
Net income	—	—	162.9	—	162.9
Dividends declared on common stock	—	—	(180.0)	—	(180.0)
Derivative hedging activity, net of tax	—	—	—	3.7	3.7
Balance as of December 31, 2018	1	1,563.1	932.6	4.1	2,499.8
Net income	—	—	255.2	—	255.2
Dividends declared on common stock	—	—	(175.0)	—	(175.0)
Derivative hedging activity, net of tax	—	—	—	0.7	0.7
Balance as of December 31, 2019	1	$1,563.1	$1,012.8	$4.8	$2,580.7
The disclosures regarding Evergy Metro included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
EVERGY KANSAS CENTRAL, INC.
EVERGY METRO, INC.
Combined Notes to Consolidated Financial Statements
The notes to consolidated financial statements that follow are a combined presentation for Evergy, Inc., Evergy Kansas Central, Inc. and Evergy Metro, Inc., all registrants under this filing.  The terms "Evergy," "Evergy Kansas Central," "Evergy Metro" and "Evergy Companies" are used throughout this report.  "Evergy" refers to Evergy, Inc. and its consolidated subsidiaries, unless otherwise indicated.  "Evergy Kansas Central" refers to Evergy Kansas Central, Inc. and its consolidated subsidiaries, unless otherwise indicated. "Evergy Metro" refers to Evergy Metro, Inc. and its consolidated subsidiaries, unless otherwise indicated. "Evergy Companies" refers to Evergy, Evergy Kansas Central and Evergy Metro, collectively, which are individual registrants within the Evergy consolidated group.
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Evergy is a public utility holding company incorporated in 2017 and headquartered in Kansas City, Missouri. Evergy operates primarily through the following wholly-owned direct subsidiaries listed below. In September 2019, these wholly-owned direct subsidiaries were rebranded and renamed under the Evergy brand name.

•
Evergy Kansas Central, Inc. (Evergy Kansas Central), formerly known as Westar Energy, Inc., is an integrated, regulated electric utility that provides electricity to customers in the state of Kansas. Evergy Kansas Central has one active wholly-owned subsidiary with significant operations, Evergy Kansas South, Inc. (Evergy Kansas South), formerly known as Kansas Gas and Electric Company.

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

Evergy Kansas Central also owns a 50% interest in Prairie Wind Transmission, LLC (Prairie Wind), which is a joint venture between Evergy Kansas Central and subsidiaries of AEP and Berkshire Hathaway Energy Company. Prairie Wind owns a 108-mile, 345 kV double-circuit transmission line that provides transmission service in the Southwest Power Pool, Inc. (SPP). Evergy Kansas Central accounts for its investment in Prairie Wind under the equity method.

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
Evergy was incorporated in 2017 as Monarch Energy Holding, Inc. (Monarch Energy), a wholly-owned subsidiary of Great Plains Energy Incorporated (Great Plains Energy). Prior to the closing of the merger transactions, Monarch Energy changed its name to Evergy and did not conduct any business activities other than those required for its formation and matters contemplated by the Amended and Restated Agreement and Plan of Merger, dated as of July 9, 2017, by and among Great Plains Energy, Evergy Kansas Central, Monarch Energy and King Energy, Inc. (King Energy), a wholly-owned subsidiary of Monarch Energy (Amended Merger Agreement). On June 4, 2018, in accordance with the Amended Merger Agreement, Great Plains Energy merged into Evergy, with Evergy surviving the merger and King Energy merged into Evergy Kansas Central, with Evergy Kansas Central surviving the merger. These merger transactions resulted in Evergy becoming the parent entity of Evergy Kansas Central and the direct subsidiaries of Great Plains Energy, including Evergy Metro and Evergy Missouri West. See Note 2 for additional information regarding the merger.
Principles of Consolidation
Evergy Kansas Central was determined to be the accounting acquirer in the merger and thus, the predecessor of Evergy. Therefore, Evergy's consolidated financial statements reflect the results of operations of Evergy Kansas Central for 2017. Evergy had separate operations for the period beginning with the quarter ended June 30, 2018, and references to amounts for periods after the closing of the merger relate to Evergy. The results of Great Plains Energy's direct subsidiaries have been included in Evergy's results of operations from the date of the closing of the merger and thereafter.
Evergy Metro elected not to apply "push-down accounting" related to the merger, whereby the adjustments of assets and liabilities to fair value and the resulting goodwill would be recorded on the financial statements of the acquired subsidiary. These adjustments for Evergy Metro, as well as those related to the acquired assets and liabilities of Great Plains Energy and its other direct subsidiaries, are only reflected on Evergy's consolidated financial statements.
Each of Evergy's, Evergy Kansas Central's and Evergy Metro's consolidated financial statements includes the accounts of their subsidiaries and variable interest entities (VIEs) of which they are the primary beneficiary. Undivided interests in jointly-owned generation facilities are included on a proportionate basis.  Intercompany transactions have been eliminated. The Evergy Companies assess financial performance and allocate resources on a consolidated basis (i.e., operate in one segment).
Use of Estimates
The process of preparing financial statements in conformity with generally accepted accounting principles (GAAP) requires the use of estimates and assumptions that affect the reported amounts of certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less at acquisition.

Fuel Inventory and Supplies
The Evergy Companies record fuel inventory and supplies at average cost. The following table separately states the balances for fuel inventory and supplies.

	December 31
	2019	2018
Evergy	(millions)
Fuel inventory	$146.4	$168.9
Supplies	335.2	342.1
Fuel inventory and supplies	$481.6	$511.0
Evergy Kansas Central
Fuel inventory	$80.2	$87.8
Supplies	186.2	189.0
Fuel inventory and supplies	$266.4	$276.8
Evergy Metro
Fuel inventory	$46.1	$57.8
Supplies	116.9	119.8
Fuel inventory and supplies	$163.0	$177.6

Property, Plant and Equipment
The Evergy Companies record the value of property, plant and equipment, including that of VIEs, at cost. For plant, cost includes contracted services, direct labor and materials, indirect charges for engineering and supervision and an allowance for funds used during construction (AFUDC). AFUDC represents the allowed cost of capital used to finance utility construction activity. AFUDC equity funds are included as a non-cash item in other income and AFUDC borrowed funds are a reduction of interest expense. AFUDC is computed by applying a composite rate to qualified construction work in progress. The rates used to compute gross AFUDC are compounded semi-annually.
The amounts of the Evergy Companies' AFUDC for borrowed and equity funds are detailed in the following table.

	2019	2018	2017
Evergy	(millions)
AFUDC borrowed funds	$14.5	$10.4	$5.6
AFUDC equity funds	2.2	3.1	2.0
Total	$16.7	$13.5	$7.6
Evergy Kansas Central
AFUDC borrowed funds	$7.5	$6.6	$5.6
AFUDC equity funds	—	2.9	2.0
Total	$7.5	$9.5	$7.6
Evergy Metro(a)
AFUDC borrowed funds	$4.3	$4.9	$6.1
AFUDC equity funds	2.2	1.4	6.0
Total	$6.5	$6.3	$12.1
(a) Evergy Metro amounts are included in consolidated Evergy from June 4, 2018, the date of the closing of the merger, and thereafter.
The average rates used in the calculation of AFUDC are detailed in the following table.

	2019	2018	2017
Evergy Kansas Central	3.0%	3.3%	2.3%
Evergy Metro	4.6%	3.9%	4.9%
Evergy Missouri West	3.7%	2.9%	1.9%

When property units are retired or otherwise disposed, the original cost, net of salvage, is charged to accumulated depreciation. Repair of property and replacement of items not considered to be units of property are expensed as incurred, except for planned refueling and maintenance outages at Wolf Creek Generating Station (Wolf Creek). As authorized by regulators, the incremental maintenance cost incurred for such outages is deferred and amortized to expense ratably over the period between planned outages.
Depreciation and Amortization
Depreciation and amortization of utility plant other than nuclear fuel is computed using the straight-line method over the estimated lives of depreciable property based on rates approved by state regulatory authorities. Annual depreciation rates average approximately 3%. See Note 8 for more details. Nuclear fuel is amortized to fuel expense based on the quantity of heat produced during the generation of electricity.
The depreciable lives of Evergy's, Evergy Kansas Central's and Evergy Metro's property, plant and equipment are detailed in the following table.

	Evergy			Evergy Kansas Central			Evergy Metro
	(years)
Generating facilities	8	to	87	8	to	87	20	to	60
Transmission facilities	15	to	94	36	to	94	15	to	70
Distribution facilities	8	to	73	19	to	73	8	to	55
Other	5	to	84	7	to	84	5	to	50

Plant to be Retired, Net
When the Evergy Companies retire utility plant, the original cost, net of salvage, is charged to accumulated depreciation. However, when it becomes probable an asset will be retired significantly in advance of its original expected useful life and in the near term, the cost of the asset and related accumulated depreciation is recognized as a separate asset and a probable abandonment. If the asset is still in service, the net amount is classified as plant to be retired, net on the consolidated balance sheets. If the asset is no longer in service, the net amount is classified as a regulatory asset on the consolidated balance sheets.
The Evergy Companies must also assess the probability of full recovery of the remaining net book value of the abandonment. The net book value that may be retained as an asset on the balance sheet for the abandonment is dependent upon amounts that may be recovered through regulated rates, including any return. An impairment charge, if any, would equal the difference between the remaining net book value of the asset and the present value of the future revenues expected from the asset.
Evergy Missouri West has determined that its November 2018 retirement of Sibley No. 3 Unit meets the criteria to be considered an abandonment. As of December 31, 2019, Evergy has classified the remaining Sibley No. 3 Unit net book value of $130.5 million as retired generation facilities within regulatory assets on its consolidated balance sheet. This regulatory asset is reduced by approximately $9 million of annual amortization expense which is an amount equal to the annual depreciation expense for the asset reflected in retail rates.
In October 2019, the Missouri Public Service Commission (MPSC) granted the request of certain intervenors for an Accounting Authority Order (AAO) that requires Evergy Missouri West to record a regulatory liability for all revenues collected from customers for return on investment, non-fuel operations and maintenance costs, taxes including accumulated deferred income taxes and all other costs associated with Sibley Station following the station's retirement in November 2018 for consideration in Evergy Missouri West's next rate case, which is expected to be completed no later than 2022. See Note 5 for additional information regarding the AAO.
Evergy Missouri West expects that the MPSC's decision in its next rate case regarding the AAO could impact the valuation of its regulatory asset for retired generation facilities but as of December 31, 2019, has concluded that no impairment is required based on the relevant facts and circumstances.

Nuclear Plant Decommissioning Costs
Nuclear plant decommissioning cost estimates are based on either the immediate dismantlement method or the deferred dismantling method as determined by the State Corporation Commission of the State of Kansas (KCC) and MPSC and include the costs of decontamination, dismantlement and site restoration. Based on these cost estimates, Evergy Kansas Central and Evergy Metro each contribute to a tax-qualified trust fund to be used to decommission Wolf Creek. Related liabilities for decommissioning are included on Evergy's, Evergy Kansas Central's and Evergy Metro's consolidated balance sheets in asset retirement obligations (AROs).
As a result of the authorized regulatory treatment and related regulatory accounting, differences between the decommissioning trust fund asset and the related ARO are recorded as a regulatory asset or liability. See Note 7 for discussion of AROs including those associated with nuclear plant decommissioning costs.
Regulatory Accounting
Accounting standards are applied that recognize the economic effects of rate regulation. Accordingly, regulatory assets and liabilities have been recorded when required by a regulatory order or based on regulatory precedent. See Note 5 for additional information concerning regulatory matters.
Cash Surrender Value of Life Insurance
Amounts related to corporate-owned life insurance (COLI) are recorded on the consolidated balance sheets in other long-terms assets and are detailed in the following table for Evergy. Substantially all of Evergy's COLI-related balances relate to Evergy Kansas Central's COLI activity.

	December 31
	2019	2018
Evergy	(millions)
Cash surrender value of policies	$1,370.0	$1,441.7
Borrowings against policies	(1,237.1)	(1,306.9)
Corporate-owned life insurance, net	$132.9	$134.8

Increases in cash surrender value and death benefits are recorded in other income in the Evergy Companies' consolidated statements of income and comprehensive income. Interest expense incurred on policy loans is offset against the policy income. Income from death benefits is highly variable from period to period.
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of the following financial instruments for which it was practicable to estimate that value.
Nuclear decommissioning trust fund - The Evergy Companies' nuclear decommissioning trust fund assets are recorded at fair value based on quoted market prices of the investments held by the fund and/or valuation models.
Pension plans - For financial reporting purposes, the market value of plan assets is the fair value.
Revenue Recognition
The Evergy Companies recognize revenue on the sale of electricity to customers over time as the service is provided in the amount they have the right to invoice. Revenues recorded include electric services provided but not yet billed by the Evergy Companies. Unbilled revenues are recorded for kWh usage in the period following the customers' billing cycle to the end of the month. This estimate is based on net system kWh usage less actual billed kWhs. The Evergy Companies' estimated unbilled kWhs are allocated and priced by regulatory jurisdiction across the rate classes based on actual billing rates. The Evergy Companies' unbilled revenue estimate is affected by factors including fluctuations in energy demand, weather, line losses and changes in the composition of customer classes. See Note 4 for the balance of unbilled receivables for each of Evergy, Evergy Kansas Central and Evergy Metro as of December 31, 2019 and 2018.

The Evergy Companies also collect sales taxes and franchise fees from customers concurrent with revenue-producing activities that are levied by state and local governments. These items are excluded from revenue, and thus are not reflected on the consolidated statements of income and comprehensive income for Evergy, Evergy Kansas Central and Evergy Metro.
See Note 3 for additional details regarding revenue recognition from sales of electricity by the Evergy Companies.
Allowance for Doubtful Accounts
The Evergy Companies determine their allowance for doubtful accounts based on the age of their receivables. Receivables are charged off when they are deemed uncollectible, which is based on a number of factors including specific facts surrounding an account and management's judgment.
Property Gains and Losses
Net gains and losses from the sale of assets and businesses and from asset impairments are recorded in operating expenses.
Asset Impairments
Long-lived assets and finite-lived intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted expected future cash flows from an asset to be held and used is less than the carrying value of the asset, an asset impairment must be recognized in the financial statements. The amount of impairment recognized is the excess of the carrying value of the asset over its fair value.
Goodwill and indefinite lived intangible assets are tested for impairment annually and when an event occurs indicating the possibility that an impairment exists. The annual test must be performed at the same time each year. The goodwill impairment test consists of comparing the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment. In the event that the carrying amount exceeds the fair value of the reporting unit, an impairment loss is recognized for the difference between the carrying amount of the reporting unit and its fair value. See Note 6 for additional details on goodwill.
Income Taxes
Income taxes are accounted for using the asset/liability approach. Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized.
The Evergy Companies recognize tax benefits based on a "more-likely-than-not" recognition threshold. In addition, the Evergy Companies recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.
Evergy files a consolidated federal income tax return as well as unitary and combined income tax returns in several state jurisdictions with Kansas and Missouri being the most significant. Income taxes for consolidated or combined subsidiaries are allocated to the subsidiaries based on separate company computations of income or loss. Evergy Kansas Central's and Evergy Metro's income tax provisions include taxes allocated based on their separate company's income or loss.
The Evergy Companies have established a net regulatory liability for future refunds to be made to customers for the over-collection of income taxes in rates. Tax credits are recognized in the year generated except for certain Evergy Kansas Central, Evergy Metro and Evergy Missouri West investment tax credits that have been deferred and amortized over the remaining service lives of the related properties.

Other Income (Expense), Net
The table below shows the detail of other expense for each of the Evergy Companies.

	2019	2018	2017
Evergy	(millions)
Non-service cost component of net benefit cost	$(55.6)	$(47.8)	$(20.0)
Other	(21.3)	(30.9)	(19.1)
Other expense	$(76.9)	$(78.7)	$(39.1)
Evergy Kansas Central
Non-service cost component of net benefit cost	$(20.1)	$(23.5)	$(20.0)
Other	(20.0)	(23.3)	(19.1)
Other expense	$(40.1)	$(46.8)	$(39.1)
Evergy Metro(a)
Non-service cost component of net benefit cost	$(20.9)	$(25.9)	$(42.7)
Other	(0.5)	(5.0)	(8.1)
Other expense	$(21.4)	$(30.9)	$(50.8)
(a) Evergy Metro amounts are only included in consolidated Evergy from June 4, 2018, the date of the closing of the merger, and thereafter.
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
The following table reconciles Evergy's basic and diluted EPS.

	2019	2018	2017
Income	(millions, except per share amounts)
Net income	$685.6	$546.0	$336.5
Less: Net income attributable to noncontrolling interests	15.7	10.2	12.6
Net income attributable to Evergy, Inc.	$669.9	$535.8	$323.9
Common Shares Outstanding
Weighted average number of common shares outstanding - basic	239.5	213.9	142.5
Add: effect of dilutive securities	0.4	0.2	0.1
Diluted average number of common shares outstanding	239.9	214.1	142.6
Basic EPS	$2.80	$2.50	$2.27
Diluted EPS	$2.79	$2.50	$2.27

Anti-dilutive shares excluded from the computation of diluted EPS for 2019 were 785 RSUs. There were no anti-dilutive securities excluded from the computation of diluted EPS for 2018 and 2017.

Supplemental Cash Flow Information

Year Ended December 31	2019	2018	2017
Evergy	(millions)
Cash paid for (received from):
Interest on financing activities, net of amount capitalized	$329.5	$255.9	$153.9
Interest on financing activities of VIEs	1.6	2.3	3.1
Income taxes, net of refunds	(5.2)	(0.9)	(12.7)
Non-cash investing transactions:
Property, plant and equipment additions (reductions)	186.0	(7.8)	158.8
Deconsolidation of property, plant and equipment of VIE	—	—	(72.9)
Non-cash financing transactions:
Issuance of stock for compensation and reinvested dividends	(0.3)	0.5	5.1
Deconsolidation of VIE	—	—	(83.1)

Year Ended December 31	2019	2018	2017
Evergy Kansas Central	(millions)
Cash paid for (received from):
Interest on financing activities, net of amount capitalized	$143.0	$155.3	$153.9
Interest on financing activities of VIEs	1.6	2.3	3.1
Income taxes, net of refunds	29.9	37.5	(12.7)
Non-cash investing transactions:
Property, plant and equipment additions (reductions)	92.1	(32.5)	158.8
Deconsolidation of property, plant and equipment of VIE	—	—	(72.9)
Non-cash financing transactions:
Issuance of stock for compensation and reinvested dividends	—	—	5.1
Deconsolidation of VIE	—	—	(83.1)

Year Ended December 31	2019	2018	2017
Evergy Metro(a)	(millions)
Cash paid for (received from):
Interest on financing activities, net of amount capitalized	$118.4	$129.4	$128.0
Income taxes, net of refunds	77.0	31.2	38.8
Non-cash investing transactions:
Property, plant and equipment additions	80.7	19.2	36.6
(a) Evergy Metro amounts are included in consolidated Evergy from June 4, 2018, the date of the closing of the merger, and thereafter.
See Note 2 for the non-cash information related to the merger transaction, including the fair value of Great Plains Energy's assets acquired and liabilities assumed and the issuance of Evergy common stock.
Dividends Declared
In February 2020, Evergy's Board of Directors (Evergy Board) declared a quarterly dividend of $0.505 per share on Evergy's common stock.  The common dividend is payable March 20, 2020, to shareholders of record as of March 9, 2020.
In February 2020, Evergy Kansas Central's and Evergy Metro's Boards of Directors each declared cash dividends payable to Evergy of $60.0 million, payable on March 19, 2020.

Recently Adopted Accounting Standards
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires an entity that is a lessee to record a right-of-use asset and a lease liability for lease payments on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  Lessor accounting remains largely unchanged. In January 2018, the FASB issued ASU No. 2018-01, Leases: Land Easement Practical Expedient for Transition to Topic 842, which permits entities to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity's adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which updates narrow aspects of the guidance issued in ASU No. 2016-02. Also in July 2018, the FASB issued ASU No. 2018-11, Leases: Targeted Improvements, which provides an optional transition method that allows entities to initially apply Topic 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. In December 2018, the FASB issued ASU No. 2018-20, Leases: Narrow-Scope Improvements for Lessors, which is expected to reduce a lessor's implementation and ongoing costs associated with applying ASU No. 2016-02. In March 2019, the FASB issued ASU No. 2019-01, Leases: Codification Improvements, which clarifies certain lessor accounting and interim reporting requirements. ASU No. 2016-02 and the subsequent amendments are effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and requires a modified retrospective transition approach with an option to either adjust or not adjust comparative periods.
The Evergy Companies adopted the new guidance on January 1, 2019, without adjusting comparative periods for all leases existing as of January 1, 2019, by electing the optional transition method permitted by ASU No. 2018-11. As a result, Evergy, Evergy Kansas Central and Evergy Metro recorded an increase to assets and liabilities of approximately $110 million, $40 million and $80 million, respectively, as of January 1, 2019. Evergy Kansas Central and Evergy Metro have certain lease transactions between them for which the related assets and liabilities are eliminated at consolidated Evergy. The adoption of Topic 842 did not have a material impact on the Evergy Companies consolidated statements of income and comprehensive income and there was no cumulative-effect adjustment recorded to the opening balance of retained earnings. The Evergy Companies also elected a practical expedient to forgo reassessing existing or expired contracts as leases to determine whether each is in scope of Topic 842 and to forgo reassessing lease classification for existing and expired leases.
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in GAAP when it became effective. The Evergy Companies adopted ASU No. 2014-09 and its related amendments (Accounting Standards Codification (ASC) 606) on January 1, 2018, using the modified retrospective transition method for all contracts not completed as of the date of adoption. Results for reporting periods beginning after January 1, 2018, are presented under ASC 606 while historical periods have not been adjusted and continue to be reported in accordance with the legacy guidance in ASC 605 - Revenue Recognition. There was no cumulative effect adjustment to the opening balance of retained earnings in 2018 for the Evergy Companies as a result of the adoption of the new guidance.
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
As provided in the Amended Merger Agreement, substantially all of Evergy Kansas Central's outstanding equity compensation awards vested and were converted into a right to receive Evergy common stock and all of Great Plains Energy's outstanding equity compensation awards were converted into equivalent Evergy awards subject to the same terms and conditions at the Great Plains Energy merger exchange ratio of 0.5981.
Merger Related Regulatory Matters
KCC
In May 2018, the KCC approved Great Plains Energy's, Evergy Metro's and Evergy Kansas Central's joint application for approval of the merger, including a settlement agreement that had been reached between Great Plains Energy, Evergy Metro, Evergy Kansas Central, KCC staff and certain other intervenors in the case. Through the joint application and settlement agreement, Great Plains Energy, Evergy Metro and Evergy Kansas Central agreed to the conditions and obligations listed below, in addition to other organizational, financing, customer service and civic responsibility commitments.

•
Provide a total of $30.6 million of one-time bill credits to Kansas electric retail customers as soon as practicable following the close of the merger and the completion of Evergy Kansas Central's and Evergy Metro's current rate cases in Kansas. Of this total, $23.1 million of the credits relate to Evergy Kansas Central's customers and the remaining $7.5 million of credits relate to Evergy Metro's Kansas customers.

•
Provide a total of approximately $46 million in additional bill credits consisting of $11.5 million in annual bill credits to Kansas electric retail customers from 2019 through 2022. Of the annual amount, $8.7 million of the credits relate to Evergy Kansas Central's customers and the remaining $2.8 million of credits relate to Evergy Metro's Kansas customers.

•
Provide for the inclusion of a total of $30.0 million of merger-related savings in Evergy Kansas Central's and Evergy Metro's current rate cases in Kansas. Of this total, $22.5 million of the savings are attributable to Evergy Kansas Central with the remaining $7.5 million of savings attributable to Evergy Metro's Kansas jurisdiction.

•
A five-year base rate moratorium for Evergy Kansas Central and Evergy Metro in Kansas that commenced following the conclusion of Evergy Metro's Kansas rate case in December 2018. The moratorium is subject to certain conditions and does not include Evergy Kansas Central's or Evergy Metro's fuel recovery mechanisms and certain other cost recovery mechanisms in Kansas.

•
Require both Evergy Kansas Central and Evergy Metro to file rate cases in Kansas in a fashion that would allow for updated electric utility rates to become effective upon the end of the five-year rate moratorium in December 2023.

•
Participate in an Earnings Review and Sharing Plan for the years 2019 through 2022, which may result in Evergy Kansas Central and/or Evergy Metro being subject to refunding 50% of earned return on equity in excess of authorized return on equity to their Kansas customers.

•
Maintain charitable contributions and community involvement in the Kansas service territories of Evergy Kansas Central and Evergy Metro at levels equal to or greater than their respective 2015 levels for 5 years following the closing of the merger.

•	Commit that Evergy Kansas Central's and Evergy Metro's retail electric base rates will not increase as a result of the merger.

•
Allow Evergy Kansas Central and Evergy Metro to recover a total of $30.9 million of merger transition costs consisting of $23.2 million for Evergy Kansas Central and $7.7 million for Evergy Metro's Kansas jurisdiction. Evergy Kansas Central and Evergy Metro have recorded these amounts as regulatory assets and they are being recovered over a ten-year period.

MPSC
In May 2018, the MPSC approved Great Plains Energy's, Evergy Metro's, Evergy Missouri West's and Evergy Kansas Central's joint application for approval of the merger, including two stipulations and agreements between these companies, MPSC staff and certain other intervenors in the case. Through the joint application and stipulations and agreements, Great Plains Energy, Evergy Metro, Evergy Missouri West and Evergy Kansas Central agreed to the conditions and obligations listed below, in addition to other organizational, financing, customer service and civic responsibility commitments.

•
Provide a total of $29.1 million of one-time bill credits to Missouri electric retail customers within 120 days following the close of the merger. Of this total, $14.9 million of the credits relate to Evergy Metro's Missouri customers and the remaining $14.2 million of credits relate to Evergy Missouri West's customers.

•	Commit that Evergy Metro's and Evergy Missouri West's retail electric base rates will not increase as a result of the merger.

•
Maintain charitable contributions and community involvement in the Missouri service territories of Evergy Metro and Evergy Missouri West at levels equal to or greater than their respective 2015 levels for 5 years following the closing of the merger.

•	Provide a total of $3.0 million of support over 10 years to community agencies to promote low-income weatherization efforts.

•
Support the recovery of a total of $16.9 million of merger transition costs in Evergy Metro's and Evergy Missouri West's 2018 rate cases, consisting of $9.7 million for Evergy Metro's Missouri jurisdiction and $7.2 million for Evergy Missouri West. Evergy Metro and Evergy Missouri West recorded these amounts as regulatory assets and they are being recovered over a ten-year period.

Accounting Charges and Deferrals Related to the Merger
The following pre-tax reductions of revenue, expenses and deferral were recognized following the consummation of the merger and are included in the Evergy Companies' consolidated statements of income and comprehensive income for 2018.

Description	Income Statement Line Item	Expected Payment Period	Evergy	Evergy Kansas Central	Evergy Metro
			(millions)
One-time bill credits	Operating revenues	2018 - 2019	$(59.7)	$(23.1)	$(22.4)
Annual bill credits	Operating revenues	2019 - 2022	(10.5)	(7.9)	(2.6)
Total impact to operating revenues			$(70.2)	$(31.0)	$(25.0)

Charitable contributions and community support	Operating and maintenance	2018 - 2027	$24.7	$—	$—
Voluntary severance and accelerated equity compensation	Operating and maintenance	2018 - 2019	47.9	44.2	2.6
Other transaction and transition costs	Operating and maintenance	2018	51.0	21.5	2.1
Reallocation and deferral of merger transition costs	Operating and maintenance	n/a	(47.8)	(13.8)	(23.2)
Total impact to operating and maintenance expense			$75.8	$51.9	$(18.5)
Total			$(146.0)	$(82.9)	$(6.5)

Reductions of revenue related to customer bill credits and expenses related to charitable contributions and community support were incurred as a result of conditions in the MPSC and KCC merger orders and were recorded as liabilities in the amounts presented above following the consummation of the merger. Reductions of revenue for annual bill credits for Evergy Kansas Central's and Evergy Metro's Kansas electric retail customers are recognized ratably in the twelve-month period preceding their payment.
Voluntary severance and accelerated equity compensation represent costs related to payments for voluntary severance and change in control plans, as well as the recording of unrecognized equity compensation costs and the incremental fair value associated with the vesting of outstanding Evergy Kansas Central equity compensation awards.
Other transaction and transition costs include merger success fees and fees for other outside services incurred.
Reallocation and deferral of merger transition costs represents the net reallocation of incurred merger transition costs between Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West and the subsequent deferral of these transition costs to a regulatory asset for future recovery in accordance with the KCC and MPSC merger orders.
Purchase Price
Based on an evaluation of the provisions of ASC 805, Business Combinations, Evergy Kansas Central was determined to be the accounting acquirer in the merger. Pursuant to the Amended Merger Agreement, Great Plains Energy's common stock shares were exchanged for Evergy common stock shares at the fixed exchange rate of 0.5981. The total consideration transferred in the merger is based on the closing stock price of Evergy Kansas Central on June 4, 2018, and is calculated as follows.

(millions, except share amounts)
Great Plains Energy common stock shares outstanding as of June 4, 2018	215,800,074
Great Plains Energy restricted stock awards outstanding as of June 4, 2018	(204,825)
Great Plains Energy shares to be converted to Evergy shares	215,595,249
Exchange ratio	0.5981
Evergy common stock shares issued to Great Plains Energy shareholders	128,947,518
Closing price of Evergy Kansas Central common stock as of June 4, 2018	$54.00
Fair value of Evergy shares issued to Great Plains Energy shareholders	$6,963.2
Fair value of Great Plains Energy's equity compensation awards	12.5
Total purchase price	$6,975.7

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
The majority of Great Plains Energy's operations were subject to the rate-setting authority of the MPSC, the KCC and the Federal Energy Regulatory Commission (FERC) and were accounted for pursuant to GAAP, including the accounting guidance for regulated operations. The rate-setting and cost recovery provisions for Great Plains Energy's regulated operations provided revenue derived from costs including a return on investment of assets and liabilities included in rate base. Except for the significant assets and liabilities for which valuation adjustments were made as discussed above, the fair values of Great Plains Energy's tangible and intangible assets and liabilities subject to these rate-setting provisions approximated their carrying values and the assets and liabilities did not reflect any adjustments to these amounts other than for amounts not included in rate base. The difference between the fair value and pre-merger carrying amounts for Great Plains Energy's long-term debt, asset retirement obligations and pension and post-retirement plans that were related to regulated operations were recorded as a regulatory asset or liability. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed were recognized as goodwill as of the merger date.
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

The purchase price allocation in the table above reflects refinements made to the preliminary fair values of long-term liabilities, excluding long-term debt included in the Evergy Companies' combined 2018 annual report on Form 10-K. These refinements include adjustments associated with deferred income taxes that resulted in a decrease to goodwill of $2.3 million.
Impact of Merger
The impact of Great Plains Energy's subsidiaries on Evergy's revenues in the consolidated statement of comprehensive income for 2018 was an increase of $1,661.1 million. The impact of Great Plains Energy's subsidiaries on Evergy's net income attributable to Evergy in the consolidated statement of comprehensive income for 2018 was an increase of $236.2 million.
Evergy has incurred total merger-related costs, including reductions of revenue for customer bill credits, of $148.0 million for 2018 and $11.9 million for 2017.

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

	2018	2017
	(millions, except per share amounts)
Operating revenues	$5,334.6	$5,279.2
Net income attributable to Evergy, Inc.	714.3	468.9
Basic earnings per common share	$2.67	$1.73
Diluted earnings per common share	$2.67	$1.73

Evergy, Evergy Kansas Central and Great Plains Energy incurred non-recurring costs and a gain directly related to the merger that have been excluded in the pro forma earnings presented above. On an after-tax basis, these non-recurring merger-related costs and gain incurred by Evergy, Evergy Kansas Central and Great Plains Energy included:

•	$74.7 million and $14.8 million in 2018 and 2017, respectively, of certain after-tax merger-related transition and transaction costs;

•	$44.4 million in 2018 of after-tax reductions in operating revenues related to one-time customer bill credits;

•	$278.0 million of after-tax financing charges in 2017 related to Great Plains Energy's previously contemplated acquisition of Evergy Kansas Central; and

•	$36.6 million and $7.3 million in 2018 and 2017, respectively, of after-tax mark-to-market gains on interest rate swaps for which cash settlement was contingent upon the consummation of the merger.
3. REVENUE
Evergy's, Evergy Kansas Central's and Evergy Metro's revenues disaggregated by customer class are summarized in the following tables.

Evergy	2019	2018
Revenues	(millions)
Residential	$1,908.1	$1,578.8
Commercial	1,781.6	1,356.4
Industrial	621.6	527.8
Other retail	47.1	30.6
Total electric retail	$4,358.4	$3,493.6
Wholesale	327.5	404.4
Transmission	309.2	308.1
Industrial steam and other	24.5	17.9
Total revenue from contracts with customers	$5,019.6	$4,224.0
Other	128.2	51.9
Operating revenues	$5,147.8	$4,275.9

Evergy Kansas Central	2019	2018
Revenues	(millions)
Residential	$793.9	$846.4
Commercial	709.1	702.8
Industrial	401.3	396.4
Other retail	21.0	20.0
Total electric retail	$1,925.3	$1,965.6
Wholesale	239.9	346.1
Transmission	273.3	288.9
Other	5.8	6.0
Total revenue from contracts with customers	$2,444.3	$2,606.6
Other	63.1	8.3
Operating revenues	$2,507.4	$2,614.9

Evergy Metro(a)	2019	2018
Revenues	(millions)
Residential	$712.4	$735.6
Commercial	786.1	794.8
Industrial	136.9	138.8
Other retail	16.3	10.4
Total electric retail	$1,651.7	$1,679.6
Wholesale	70.9	53.5
Transmission	17.5	14.5
Other	2.8	4.4
Total revenue from contracts with customers	$1,742.9	$1,752.0
Other	63.6	71.1
Operating revenues	$1,806.5	$1,823.1
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
The Evergy Companies also collect sales taxes and franchise fees from customers concurrent with revenue-producing activities that are levied by state and local governments. These items are excluded from revenue, and thus not reflected on the statements of income and comprehensive income, for Evergy, Evergy Kansas Central and Evergy Metro. Prior to the adoption of ASC 606 on January 1, 2018, Evergy Metro recorded sales taxes and franchise fees collected from its Missouri customers gross on Evergy Metro's statements of comprehensive income within operating revenues and taxes other than income taxes.

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
Wholesale sales within the SPP Integrated Marketplace are billed weekly based on the fixed transaction price determined by the market at the time of the sale and the MWh quantity purchased. Wholesale sales from bilateral contracts are billed monthly based on the contractually determined transaction price and the kWh quantity purchased.
Transmission Revenues
The Evergy Companies' transmission revenues are generated by the use of their transmission networks by the SPP. To enable optimal use of the diverse generating resources in the SPP region, the Evergy Companies, as well as other transmission owners, allow the SPP to access and operate their transmission networks. As new transmission lines are constructed, they are included in the transmission network available to the SPP. In exchange for providing access, the SPP pays the Evergy Companies consideration determined by formula rates approved by FERC, which include the cost to construct and maintain the transmission lines and a return on investment. The price for access to the Evergy Companies' transmission networks are updated annually based on projected costs. Projections are updated to actual costs and the difference is included in subsequent year's prices.
The Evergy Companies have different treatment for their legacy transmission facilities within the SPP, which results in different levels of transmission revenue being received from the SPP. Evergy Kansas Central's transmission revenues from SPP include amounts that Evergy Kansas Central pays to the SPP on behalf of its retail electric customers for the use of Evergy Kansas Central's legacy transmission facilities. These transmission revenues are mostly offset by SPP network transmission cost expense that Evergy Kansas Central pays on behalf of its retail customers. Evergy Metro and Evergy Missouri West do not pay the SPP for their retail customers’ use of the Evergy Metro and Evergy Missouri West legacy transmission facilities and correspondingly, their transmission revenues also do not reflect the associated transmission revenue from the SPP.
The Evergy Companies recognize revenue on the sale of transmission service to their customers over time as the service is provided in the amount they have a right to invoice. Transmission service to the SPP is billed monthly based on a fixed transaction price determined by FERC formula transmission rates along with other SPP-specific charges and the MW quantity purchased.
Industrial Steam and Other Revenues
Evergy's industrial steam and other revenues are primarily generated by the regulated sale of industrial steam to Evergy Missouri West's steam customers. Evergy recognizes revenue on the sale of industrial steam to its customers over time as the service is provided in the amount that it has the right to invoice. Steam customers are billed on a monthly basis at the tariff rate approved by the MPSC based on customer MMBtu usage.
Optional Exemption
Evergy, Evergy Kansas Central and Evergy Metro do not disclose the value of unsatisfied performance obligations on certain bilateral wholesale contracts with an original expected duration of greater than one year for which they recognize revenue in the amount they have the right to invoice.

4. RECEIVABLES
The Evergy Companies' receivables are detailed in the following table.

	December 31
	2019	2018
Evergy	(millions)
Customer accounts receivable - billed	$7.2	$16.7
Customer accounts receivable - unbilled	104.0	91.2
Other receivables	127.8	95.0
Allowance for doubtful accounts	(10.5)	(9.2)
Total	$228.5	$193.7
Evergy Kansas Central
Customer accounts receivable - billed	$—	$—
Customer accounts receivable - unbilled	49.7	16.6
Other receivables	94.5	71.6
Allowance for doubtful accounts	(3.8)	(3.9)
Total	$140.4	$84.3
Evergy Metro
Customer accounts receivable - billed	$3.1	$7.8
Customer accounts receivable - unbilled	26.5	42.9
Other receivables	23.1	15.8
Allowance for doubtful accounts	(4.6)	(3.8)
Total	$48.1	$62.7

Evergy's, Evergy Kansas Central's and Evergy Metro's other receivables at December 31, 2019 and 2018, consisted primarily of receivables from partners in jointly-owned electric utility plants, wholesale sales receivables and certain receivables related to alternative revenue programs. As of December 31, 2019, other receivables for Evergy, Evergy Kansas Central and Evergy Metro included receivables from contracts with customers of $42.0 million, $37.7 million and $1.2 million, respectively. As of December 31, 2018, other receivables for Evergy, Evergy Kansas Central and Evergy Metro included receivables from contracts with customers of $65.8 million, $55.9 million and $5.5 million, respectively.
The Evergy Companies recorded bad debt expense related to contracts with customers as summarized in the following table.

	2019	2018	2017
	(millions)
Evergy	$27.3	$20.2	$10.3
Evergy Kansas Central	7.3	8.5	10.3
Evergy Metro (a)	13.7	13.1	7.6
(a) Evergy Metro amounts are included in consolidated Evergy from June 4, 2018, the date of the closing of the merger, and thereafter.
Sale of Accounts Receivable
Evergy Kansas Central, Evergy Metro and Evergy Missouri West sell an undivided percentage ownership interest in their retail electric accounts receivable to independent outside investors. These sales of the undivided percentage ownership interests in accounts receivable to independent outside investors are accounted for as secured borrowings with accounts receivable pledged as collateral and a corresponding short-term collateralized note payable recognized on the balance sheets.  At December 31, 2019 and 2018, Evergy's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $339.0 million and $365.0 million, respectively. At December 31, 2019 and 2018, Evergy Kansas Central's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $171.0 million and $185.0 million, respectively.

At December 31, 2019 and 2018, Evergy Metro's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $118.0 million and $130.0 million, respectively.
Each receivable sale facility expires in September 2020. Evergy Kansas Central's facility allows for $185.0 million in aggregate outstanding principal amount of borrowings from mid-October through mid-June and then $200.0 million from mid-June through the expiration date of the facility. Evergy Metro's facility allows for $130.0 million in aggregate outstanding principal amount of borrowings at any time. Evergy Missouri West's facility allows for $50.0 million in aggregate outstanding principal amount of borrowings from mid-November through mid-June and then $65.0 million from mid-June through the expiration date of the facility.
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
Evergy Kansas Central Fuel Recovery Mechanism Recovery of 8% of Jeffrey Energy Center (JEC)
As part of the non-unanimous stipulation and agreement approved by the KCC in September 2018 in Evergy Kansas Central's 2018 rate case, it was agreed that in the event that Evergy Kansas Central purchased the 8% ownership interest in JEC that it had historically leased from a trust it would be entitled to file a request with the KCC to recover operating and maintenance and capital costs associated with the 8% ownership through its fuel recovery mechanism as these amounts were not reflected in Evergy Kansas Central's rates established as part of the 2018 rate case.
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
In March 2019, Evergy Kansas Central filed an application with the KCC to request recovery through its fuel recovery mechanism of deferred lease expense and operating and maintenance expense incurred during the lease extension and future operating and maintenance expense subsequent to the purchase of the 8% ownership interest in JEC. In September 2019, the KCC issued an order finding that the lease extension and subsequent purchase of the 8% ownership interest by Evergy Kansas Central were not prudent and disallowed the recovery from retail customers of all associated capital and operating costs that were incurred during the lease extension and will be incurred in the future. The KCC order also provided that Evergy Kansas Central be allowed to retain any wholesale electricity sales associated with the 8% ownership interest of JEC.
As a result of the KCC order in September 2019, Evergy and Evergy Kansas Central recorded an $8.4 million pre-tax loss to operating and maintenance expense in their consolidated statements of income and comprehensive income in 2019 associated with the write-off of a regulatory asset for the deferred lease expense and other operating expenses.
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
As of December 31, 2019, Evergy Kansas Central and Evergy Metro estimate their 2019 annual earnings will not result in a significant refund obligation. Evergy Kansas Central and Evergy Metro expect to file their 2019 earnings calculations with the KCC in March 2020. The final refund obligation, if any, will be decided by the KCC and could vary from the current estimate.
MPSC Proceedings
Evergy Missouri West Other Proceedings
In December 2018, the Office of the Public Counsel (OPC) and the Midwest Energy Consumers Group (MECG) filed a petition with the MPSC requesting an AAO that would require Evergy Missouri West to record a regulatory liability for all revenues collected from customers for return on investment, non-fuel operations and maintenance costs, taxes including accumulated deferred income taxes, and all other costs associated with Sibley Station following the station’s retirement in November 2018.
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
As a result of the MPSC order, Evergy has recorded a regulatory liability of $10.2 million as of December 31, 2019 for the estimated amount of revenues that Evergy Missouri West has collected from customers for Sibley Station since December 2018 that Evergy has determined is probable of refund. Evergy expects that it will continue to defer such amounts as collected from customers until new rates become effective in Evergy Missouri West's next rate case.
The accrual for this estimated amount does not include certain revenues collected related to Sibley Station that Evergy has determined to not be probable of refund in the next rate case based on the relevant facts and circumstances. While Evergy has determined these additional revenues to not be probable of refund, the ultimate resolution of this matter in Evergy Missouri West's next rate case is uncertain and could result in an estimated loss of up to approximately $12 million in excess of the amount accrued per year until Evergy Missouri West's new rates become effective. Evergy's regulatory liability for probable refunds as of December 31, 2019 and estimated loss in excess of the amount accrued represent estimates that could change significantly based on ongoing developments including as a result of an appeal of the MPSC order, decisions in other regulatory proceedings that establish precedent applicable to this matter and positions of parties on this issue in a future Evergy Missouri West rate case.
FERC Proceedings
In October of each year, Evergy Kansas Central and Evergy Metro post an updated TFR that includes projected transmission capital expenditures and operating costs for the following year. This rate is the most material and significant component in the retail rate calculation for Evergy Kansas Central's and Evergy Metro's annual request with the KCC to adjust retail prices to include updated transmission costs through the TDC.

Evergy Kansas Central TFR
In the most recent three years, the updated TFR was expected to adjust Evergy Kansas Central's annual transmission revenues by approximately:

•	$6.8 million increase effective in January 2020;

•	$11.2 million decrease effective in January 2019; and

•	$2.3 million increase effective in January 2018.

Evergy Metro TFR
In the most recent three years, the updated TFR was expected to adjust Evergy Metro's annual transmission revenues by approximately:

•	$1.7 million decrease effective in January 2020;

•	$2.8 million decrease effective in January 2019; and

•	$3.7 million increase effective in January 2018.
Regulatory Assets and Liabilities
The Evergy Companies have recorded assets and liabilities on their consolidated balance sheets resulting from the effects of the ratemaking process, which would not otherwise be recorded if they were not regulated. Regulatory assets represent incurred costs that are probable of recovery from future revenues. Regulatory liabilities represent future reductions in revenues or refunds to customers.
Management regularly assesses whether regulatory assets and liabilities are probable of future recovery or refund by considering factors such as decisions by the MPSC, KCC or FERC in Evergy Kansas Central's, Evergy Metro's and Evergy Missouri West's rate case filings; decisions in other regulatory proceedings, including decisions related to other companies that establish precedent on matters applicable to the Evergy Companies; and changes in laws and regulations. If recovery or refund of regulatory assets or liabilities is not approved by regulators or is no longer deemed probable, these regulatory assets or liabilities are recognized in the current period results of operations. The Evergy Companies continued ability to meet the criteria for recording regulatory assets and liabilities may be affected in the future by restructuring and deregulation in the electric industry or changes in accounting rules. In the event that the criteria no longer applied to any or all of the Evergy Companies' operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism were provided. Additionally, these factors could result in an impairment on utility plant assets.

The Evergy Companies' regulatory assets and liabilities are detailed in the following tables.

	December 31
	2019			2018
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Regulatory Assets	(millions)
Pension and post-retirement costs	$795.9	$359.9	$330.7	$808.2	$343.7	$361.5
Debt reacquisition costs	105.8	97.3	7.5	113.5	104.1	8.2
Debt fair value adjustment	112.0	—	—	134.5	—	—
Asset retirement obligations fair value adjustment	114.3	—	—	111.4	—	—
Depreciation	55.3	55.3	—	58.0	58.0	—
Cost of removal	129.3	94.4	34.9	102.4	65.7	36.7
Asset retirement obligations	167.1	52.8	79.4	171.9	49.5	91.6
Analog meter unrecovered investment	29.9	29.9	—	35.6	35.6	—
Treasury yield hedges	22.6	22.6	—	23.7	23.7	—
Iatan No. 1 and common facilities	7.1	—	2.8	7.4	—	2.9
Iatan No. 2 construction accounting costs	26.1	—	13.1	26.8	—	13.5
Kansas property tax surcharge	21.7	18.7	3.0	33.1	23.7	9.4
Disallowed plant costs	14.8	14.8	—	15.0	15.0	—
La Cygne environmental costs	13.7	11.2	2.5	14.8	12.2	2.6
Deferred customer programs	18.0	6.2	8.3	19.9	7.0	8.0
Fuel recovery mechanisms	34.7	—	16.6	91.2	7.1	41.7
Solar rebates	39.8	—	9.0	45.2	—	13.9
Transmission delivery charge	—	—	—	0.8	—	0.8
Wolf Creek outage	31.0	15.5	15.5	21.8	10.9	10.9
Pension and other post-retirement benefit non-service costs	31.8	7.4	15.6	13.6	5.2	4.8
Retired generation facilities	130.5	—	—	159.9	—	—
Merger transition costs	42.3	20.3	15.6	47.0	22.6	17.3
Other regulatory assets	28.5	17.4	5.3	6.1	13.5	2.3
Total	1,972.2	823.7	559.8	2,061.8	797.5	626.1
Less: current portion	(231.7)	(93.3)	(95.4)	(303.9)	(97.1)	(130.9)
Total noncurrent regulatory assets	$1,740.5	$730.4	$464.4	$1,757.9	$700.4	$495.2

	December 31
	2019			2018
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Regulatory Liabilities	(millions)
Taxes refundable through future rates	$1,656.5	$856.4	$568.9	$1,703.6	$853.2	$609.2
Deferred regulatory gain from sale leaseback	53.6	53.6	—	59.1	59.1	—
Emission allowances	50.1	—	50.1	54.1	—	54.1
Nuclear decommissioning	267.3	116.5	150.8	188.2	84.5	103.7
Pension and post-retirement costs	59.3	31.5	20.3	53.4	28.3	25.1
Jurisdictional allowance for funds used during construction	28.7	28.7	—	30.3	30.3	—
La Cygne leasehold dismantling costs	29.6	29.6	—	29.5	29.5	—
Cost of removal	49.1	—	—	48.1	—	—
Kansas tax credits	17.0	17.0	—	16.5	16.5	—
Purchase power agreement	7.4	7.4	—	8.8	8.8	—
Merger customer credits	—	—	—	7.5	—	7.5
Fuel recovery mechanisms	34.1	30.2	—	—	—	—
Sibley AAO	10.2	—	—	—	—	—
Refund of tax reform benefits	—	—	—	70.9	7.2	36.3
Other regulatory liabilities	48.7	3.9	13.5	59.0	3.9	11.2
Total	2,311.6	1,174.8	803.6	2,329.0	1,121.3	847.1
Less: current portion	(63.3)	(42.3)	(11.4)	(110.2)	(19.5)	(52.8)
Total noncurrent regulatory liabilities	$2,248.3	$1,132.5	$792.2	$2,218.8	$1,101.8	$794.3

The following summarizes the nature and period of recovery for each of the regulatory assets listed in the table above.
Pension and post-retirement costs: Represents unrecognized gains and losses and prior service costs that will be recognized in future net periodic pension and post-retirement costs, pension settlements amortized over various periods and financial and regulatory accounting method differences that will be eliminated over the life of the pension plans. Of these amounts, $735.4 million, $359.9 million and $312.9 million for Evergy, Evergy Kansas Central and Evergy Metro, respectively, are not included in rate base and are amortized over various periods. Additionally, $288.4 million, ($23.6) million and $131.1 million for Evergy, Evergy Kansas Central and Evergy Metro, respectively, represent differences between pension and post-retirement costs under GAAP and pension and post-retirement costs for ratemaking that will be recovered or refunded in future rates and differences in accumulated unrecognized gains and losses and prior service costs between Evergy and Evergy Metro due to Evergy Metro electing not to apply "push-down accounting" related to the merger.
Debt reacquisition costs: Includes costs incurred to reacquire and refinance debt. These costs are amortized over the term of the new debt or the remaining lives of the old debt issuances if no new debt was issued and are not included in rate base.
Debt fair value adjustment: Represents purchase accounting adjustments recorded to state the carrying value of Evergy Metro and Evergy Missouri West long-term debt at fair value in connection with the merger. Amount is amortized over the life of the related debt and is not included in rate base.
Asset retirement obligations fair value adjustment: Represents purchase accounting adjustments recorded to state the carrying value of Evergy Metro and Evergy Missouri West AROs at fair value in connection with the merger. Amount is amortized over the life of the related plant and is not included in rate base.

Depreciation: Represents the difference between regulatory depreciation expense and depreciation expense recorded for financial reporting purposes. These assets are included in rate base and the difference is amortized over the life of the related plant.
Cost of removal: Represents amounts spent, but not yet collected, to dispose of plant assets. This asset will decrease as removal costs are collected in rates and is included in rate base.
Asset retirement obligations: Represents amounts associated with AROs as discussed further in Note 7. These amounts are recovered over the life of the related plant and are not included in rate base.
Analog meter unrecovered investment: Represents the deferral of unrecovered investment of retired analog meters. Of this amount, $21.6 million is not included in rate base for Evergy and Evergy Kansas Central and is being amortized over a five-year period.
Treasury yield hedges: Represents the effective portion of treasury yield hedge transactions. Amortization of this amount will be included in interest expense over the term of the related debt and is not included in rate base.
Iatan No. 1 and common facilities: Represents depreciation and carrying costs related to Iatan No. 1 and common facilities. These costs are included in rate base and amortized over various periods.
Iatan No. 2 construction accounting costs: Represents the construction accounting costs related to Iatan No. 2. These costs are included in rate base and amortized through 2059.
Kansas property tax surcharge: Represents actual costs incurred for property taxes in excess of amounts collected in revenues. These costs are expected to be recovered over a one-year period and are not included in rate base.
Disallowed plant costs: The KCC originally disallowed certain costs related to the Wolf Creek plant. In 1987, the KCC revised its original conclusion and provided for recovery of an indirect disallowance with no return on investment. This regulatory asset represents the present value of the future expected revenues to be provided to recover these costs, net of the amounts amortized.
La Cygne environmental costs: Represents the deferral of depreciation and amortization expense and associated carrying charges related to the La Cygne Station environmental project. This amount will be amortized over the life of the related asset and is included in rate base.
Deferred customer programs: Represents costs related to various energy efficiency programs that have been accumulated and deferred for future recovery. Of these amounts, $10.2 million for Evergy and $8.3 million for Evergy Metro are not included in rate base and are amortized over various periods.
Fuel recovery mechanisms: Represents the actual cost of fuel consumed in producing electricity and the cost of purchased power in excess of the amounts collected from customers. This difference is expected to be recovered over a one-year period and is not included in rate base.
Solar rebates: Represents costs associated with solar rebates provided to retail electric customers. These amounts are not included in rate base and are amortized over various periods.
Transmission delivery charge: Represents costs associated with the transmission delivery charge. The amounts are not included in rate base and are amortized over a one-year period.
Wolf Creek outage: Represents deferred expenses associated with Wolf Creek's scheduled refueling and maintenance outages. These expenses are amortized during the period between planned outages and are not included in rate base.
Pension and other post-retirement benefit non-service costs: Represents the non-service component of pension and post-retirement net benefit costs that are capitalized as authorized by regulators. The amounts are included in rate base and are recovered over the life of the related asset.
Retired generation facilities: Represents amounts to be recovered for facilities that have been retired and are probable of recovery.
Merger transition costs: Represents recoverable transition costs related to the merger. The amounts are not included in rate base and are recovered from retail customers through 2028.

Other regulatory assets: Includes various regulatory assets that individually are small in relation to the total regulatory asset balance. These amounts have various recovery periods and are not included in rate base.
The following summarizes the nature and period of amortization for each of the regulatory liabilities listed in the table above.
Taxes refundable through future rates: Represents the obligation to return to customers income taxes recovered in earlier periods when corporate income tax rates were higher than current income tax rates. A large portion of this amount is related to depreciation and will be returned to customers over the life of the applicable property.
Deferred regulatory gain from sale leaseback: Represents the gain Evergy Kansas South recorded on the 1987 sale and leaseback of its 50% interest in La Cygne Unit 2. The gain is amortized over the term of the lease.
Emission allowances: Represents deferred gains related to the sale of emission allowances to be returned to customers.
Nuclear decommissioning: Represents the difference between the fair value of the assets held in the nuclear decommissioning trust and the amount recorded for the accumulated accretion and depreciation expense associated with the asset retirement obligation related to Wolf Creek.
Pension and post-retirement costs: Includes pension and post-retirement benefit obligations and expense recognized in setting prices in excess of actual pension and post-retirement expense.
Jurisdictional allowance for funds used during construction: Represents AFUDC that is accrued subsequent to the time the associated construction charges are included in prices and prior to the time the related assets are placed in service. The AFUDC is amortized to depreciation expense over the useful life of the asset that is placed in service.
La Cygne leasehold dismantling costs: Represents amounts collected but not yet spent on the contractual obligation to dismantle a portion of La Cygne Unit 2. The obligation will be discharged as the unit is dismantled.
Cost of removal: Represents amount collected, but not yet spent, to dispose of plant assets. This liability will be discharged as removal costs are incurred.
Kansas tax credits: Represents Kansas tax credits on investment in utility plant. Amounts will be credited to customers subsequent to the realization of the credits over the remaining lives of the utility plant giving rise to the tax credits.
Purchase power agreement: Represents the amount included in retail electric rates from customers in excess of costs incurred under purchase power agreements. Amounts are amortized over a five-year period.
Merger customer credits: Represents one-time merger bill credits to Evergy Metro's Kansas electric retail customers that were provided in the first quarter of 2019.
Fuel recovery mechanisms: Represents the amount collected from customers in excess of the actual cost of fuel consumed in producing electricity and the cost of purchased power. This difference is expected to be refunded over a one-year period and is not included in rate base.
Sibley AAO: Represents the estimated amount of revenues that Evergy Missouri West has collected from customers for Sibley Station that Evergy has determined is probable of refund. These amounts were recorded in connection with an AAO granted by the MPSC in October 2019 and deferred amounts will be considered by the MPSC in Evergy Missouri West's next rate case.
Refund of tax reform benefits: Represents amounts collected from customers in 2018 related to federal income tax in excess of the income tax owed by the Evergy Companies as a result of the lower federal income tax rate enacted by the Tax Cuts and Jobs Act (TCJA) and were refunded to customers in 2019.
Other regulatory liabilities: Includes various regulatory liabilities that individually are relatively small in relation to the total regulatory liability balance. These amounts will be credited over various periods.

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
7. ASSET RETIREMENT OBLIGATIONS
AROs associated with tangible long-lived assets are legal obligations that exist under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel. These liabilities are recognized at estimated fair value as incurred with a corresponding amount capitalized as part of the cost of the related long-lived assets and depreciated over their useful lives. Accretion of the liabilities due to the passage of time is recorded to a regulatory asset and/or liability. Changes in the estimated fair values of the liabilities are recognized when known.
Evergy Kansas Central, Evergy Metro and Evergy Missouri West have AROs related to asbestos abatement and the closure and post-closure care of ponds and landfills containing coal combustion residuals (CCRs). In addition, Evergy Kansas Central and Evergy Metro have AROs related to decommissioning Wolf Creek and the retirement of wind generation facilities.
The following table summarizes the change in the Evergy Companies' AROs.

	Evergy		Evergy Kansas Central		Evergy Metro(a)
	2019	2018	2019	2018	2019	2018
	(millions)
Beginning balance	$687.1	$405.1	$281.1	$405.1	$261.0	$266.3
Liabilities assumed upon merger with Great Plains Energy	—	412.2	—	—	—	—
Liabilities incurred during the year	—	7.4	—	7.4	—	—
Revision in timing and/or estimates	(22.3)	(150.1)	(12.4)	(138.7)	(9.9)	(11.4)
Settlements	(17.8)	(22.4)	(14.8)	(12.0)	(2.5)	(13.1)
Accretion	27.1	34.9	19.0	19.3	5.0	19.2
Ending balance	$674.1	$687.1	$272.9	$281.1	$253.6	$261.0
Less: current portion	(71.3)	(49.8)	(23.3)	(17.1)	(36.1)	(29.2)
Total noncurrent asset retirement obligation	$602.8	$637.3	$249.6	$264.0	$217.5	$231.8

(a) Evergy Metro amounts are only included in consolidated Evergy from June 4, 2018, the date of the closing of the merger, and thereafter.
See Note 2 for more information regarding Evergy Metro's and Evergy Missouri West's ARO liabilities that Evergy assumed as a result of the merger.

In 2018, Evergy and Evergy Kansas Central recorded a $127.0 million revision in estimate primarily related to Evergy Kansas Central's ARO to decommission its 47% indirect ownership share of Wolf Creek.
8. PROPERTY, PLANT AND EQUIPMENT
The following tables summarize the property, plant and equipment of Evergy, Evergy Kansas Central and Evergy Metro.

December 31, 2019	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$27,768.8	$13,538.1	$10,776.5
Electric plant acquisition adjustment	740.6	740.6	—
Accumulated depreciation	(10,293.7)	(4,951.5)	(4,272.0)
Plant in service	18,215.7	9,327.2	6,504.5
Construction work in progress	839.2	472.8	269.9
Nuclear fuel, net	128.5	63.9	64.6
Plant to be retired, net (a)	1.0	1.0	—
Net property, plant and equipment	$19,184.4	$9,864.9	$6,839.0

December 31, 2018	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$26,916.7	$13,176.7	$10,439.1
Electric plant acquisition adjustment	740.6	740.6	—
Accumulated depreciation	(9,694.1)	(4,642.8)	(4,022.4)
Plant in service	17,963.2	9,274.5	6,416.7
Construction work in progress	685.2	376.7	204.4
Nuclear fuel, net	133.1	66.1	67.0
Plant to be retired, net (a)	1.0	1.0	—
Net property, plant and equipment	$18,782.5	$9,718.3	$6,688.1

(a) As of December 31, 2019 and 2018, represents the planned retirement of Evergy Kansas Central analog meters prior to the end of their remaining useful lives.
The following table summarizes the property, plant and equipment of VIEs for Evergy and Evergy Kansas Central.

	December 31
	2019	2018
	(millions)
Electric plant of VIEs	$392.1	$392.1
Accumulated depreciation of VIEs	(230.1)	(222.9)
Net property, plant and equipment of VIEs	$162.0	$169.2

Depreciation Expense
The Evergy Companies' depreciation expense is detailed in the following table.

	2019	2018	2017
	(millions)
Evergy (a)	$786.3	$567.9	$350.0
Evergy Kansas Central (a)	425.8	371.3	350.0
Evergy Metro (b)	262.7	235.3	228.4

(a) Approximately $7.1 million, $7.1 million and $8.3 million of depreciation expense in 2019, 2018 and 2017, respectively, was attributable to property, plant and equipment of VIEs.
(b) Evergy Metro amounts are only included in consolidated Evergy from June 4, 2018, the date of the closing of the merger, and thereafter.
9. JOINTLY-OWNED ELECTRIC UTILITY PLANTS
Evergy's, Evergy Kansas Central's and Evergy Metro's share of jointly-owned electric utility plants at December 31, 2019, are detailed in the following tables.

Evergy
	Wolf Creek Unit	La Cygne Units (a)	Iatan No. 1 Unit	Iatan No. 2 Unit	Iatan Common	Jeffrey Energy Center	State Line
	(millions, except MW amounts)
Evergy's share	94%	100%	88%	73%	79%	100%	40%

Utility plant in service	$3,827.8	$2,202.4	$718.9	$1,379.7	$484.3	$2,428.6	$114.6
Accumulated depreciation	1,835.3	751.6	269.2	447.2	116.4	918.1	75.9
Nuclear fuel, net	128.6	—	—	—	—	—	—
Construction work in progress	141.4	21.0	54.4	23.5	9.4	38.9	2.8
2020 accredited capacity-MWs	1,104	1,398	616	650	NA	2,186	196

(a)
The VIE consolidated by Evergy and Evergy Kansas Central holds its 50% leasehold interest in La Cygne Unit 2. This 50% leasehold interest in La Cygne Unit 2 is reflected in the information provided above. See Note 19 for additional information.

Evergy Kansas Central
	Wolf Creek Unit	La Cygne Units (a)	Jeffrey Energy Center	State Line
	(millions, except MW amounts)
Evergy Kansas Central's share	47%	50%	92%	40%

Utility plant in service	$1,884.5	$1,048.0	$2,223.4	$114.6
Accumulated depreciation	862.2	426.5	832.5	75.9
Nuclear fuel, net	63.9	—	—	—
Construction work in progress	67.3	14.6	34.9	2.8
2020 accredited capacity-MWs	552	699	2,011	196

(a)
The VIE consolidated by Evergy and Evergy Kansas Central holds its 50% leasehold interest in La Cygne Unit 2. This 50% leasehold interest in La Cygne Unit 2 is reflected in the information provided above. See Note 19 for additional information.

Evergy Metro
	Wolf Creek Unit	La Cygne Units	Iatan No. 1 Unit	Iatan No. 2 Unit	Iatan Common
	(millions, except MW amounts)
Evergy Metro's share	47%	50%	70%	55%	61%

Utility plant in service	$1,943.3	$1,154.4	$575.1	$1,060.7	$390.1
Accumulated depreciation	973.1	325.1	214.9	393.0	99.8
Nuclear fuel, net	64.7	—	—	—	—
Construction work in progress	74.1	6.4	25.9	3.5	1.3
2020 accredited capacity-MWs	552	699	490	491	NA

Each owner must fund its own portion of the plant's operating expenses and capital expenditures. The Evergy Companies' share of direct expenses are included in the appropriate operating expense classifications in Evergy's, Evergy Kansas Central's and Evergy Metro's consolidated financial statements.
10. PENSION PLANS AND POST-RETIREMENT BENEFITS
Evergy and certain of its subsidiaries maintain, and Evergy Kansas Central and Evergy Metro participate in, qualified non-contributory defined benefit pension plans covering the majority of Evergy Kansas Central's and Evergy Metro's employees as well as certain non-qualified plans covering certain active and retired officers. Evergy is also responsible for its indirect 94% ownership share of Wolf Creek's defined benefit plans, consisting of Evergy Kansas South's and Evergy Metro's respective 47% ownership shares.
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
For 2019, Evergy and Evergy Metro recorded pension settlement charges of $15.6 million and $23.0 million, respectively, as a result of accelerated pension distributions related to voluntary severance programs. Evergy and Evergy Metro deferred substantially all of the charges to a regulatory asset and expect to recover these amounts over future periods pursuant to regulatory agreements.

The following pension benefits tables provide information relating to the funded status of all defined benefit pension plans on an aggregate basis as well as the components of net periodic benefit costs. For financial reporting purposes, the market value of plan assets is the fair value. Net periodic benefit costs reflect total plan benefit costs prior to the effects of capitalization and sharing with joint owners of power plants. Evergy Metro amounts are only included in consolidated Evergy from June 4, 2018, the date of the closing of the merger, and thereafter.

	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Change in projected benefit obligation (PBO)	(millions)
PBO at January 1, 2019	$2,553.4	$1,258.9	$1,272.4	$249.3	$133.6	$115.7
Service cost	79.1	29.0	50.1	2.5	1.1	1.4
Interest cost	108.0	53.7	53.3	10.5	5.6	4.9
Contribution by participants	—	—	—	8.8	1.9	6.9
Actuarial loss	262.4	120.3	140.5	20.9	9.5	11.4
Benefits paid	(180.5)	(136.9)	(42.3)	(27.7)	(13.0)	(14.7)
Settlements	(96.6)	—	(96.6)	—	—	—
Other	(7.6)	(1.6)	(6.0)	—	—	—
PBO at December 31, 2019	$2,718.2	$1,323.4	$1,371.4	$264.3	$138.7	$125.6
Change in plan assets
Fair value of plan assets at January 1, 2019	$1,603.4	$804.6	$798.8	$223.3	$109.7	$113.6
Actual return on plan assets	284.0	130.5	153.5	30.0	20.0	10.0
Contributions by employer and participants	125.2	43.0	82.2	13.2	3.5	9.7
Benefits paid	(175.6)	(134.4)	(41.2)	(26.6)	(12.7)	(13.9)
Settlements	(96.6)	—	(96.6)	—	—	—
Other	(7.6)	(1.6)	(6.0)	—	—	—
Fair value of plan assets at December 31, 2019	$1,732.8	$842.1	$890.7	$239.9	$120.5	$119.4
Funded status at December 31, 2019	$(985.4)	$(481.3)	$(480.7)	$(24.4)	$(18.2)	$(6.2)

	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Amounts recognized in the consolidated balance sheets	(millions)
Non-current asset	$—	$—	$—	$15.0	$—	$15.0
Current pension and other post-retirement liability	(5.6)	(3.0)	(1.3)	(1.9)	(1.0)	(0.9)
Noncurrent pension liability and other post-retirement liability	(979.8)	(478.3)	(479.4)	(37.5)	(17.2)	(20.3)
Net amount recognized before regulatory treatment	(985.4)	(481.3)	(480.7)	(24.4)	(18.2)	(6.2)
Accumulated OCI or regulatory asset/liability	454.1	354.9	192.3	(4.4)	(2.9)	(13.0)
Net amount recognized at December 31, 2019	$(531.3)	$(126.4)	$(288.4)	$(28.8)	$(21.1)	$(19.2)
Amounts in accumulated OCI or regulatory asset/liability not yet recognized as a component of net periodic benefit cost:
Actuarial (gain) loss	$439.7	$342.3	$189.4	$(5.7)	$(4.2)	$(4.9)
Prior service cost	14.4	12.6	2.9	1.3	1.3	(8.1)
Net amount recognized at December 31, 2019	$454.1	$354.9	$192.3	$(4.4)	$(2.9)	$(13.0)

	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Change in projected benefit obligation (PBO)	(millions)
PBO at January 1, 2018	$1,367.0	$1,367.0	$1,331.7	$138.6	$138.6	$133.2
Service cost	60.7	32.2	48.6	2.3	1.3	2.0
Interest cost	82.5	50.7	49.9	8.0	5.0	4.8
Contribution by participants	—	—	—	5.6	1.8	6.6
Plan amendments	13.4	11.4	2.0	—	—	—
Actuarial gain	(98.8)	(100.1)	(89.6)	(11.3)	(2.6)	(18.0)
Benefits paid	(137.9)	(97.9)	(70.2)	(17.3)	(10.5)	(12.9)
Obligations assumed upon merger with Great Plains Energy	1,275.9	—	—	123.4	—	—
Other	(9.4)	(4.4)	—	—	—	—
PBO at December 31, 2018	$2,553.4	$1,258.9	$1,272.4	$249.3	$133.6	$115.7
Change in plan assets
Fair value of plan assets at January 1, 2018	$887.0	$887.0	$848.4	$124.1	$124.1	$115.8
Actual return on plan assets	(79.7)	(30.9)	(60.1)	(7.5)	(7.4)	(1.2)
Contributions by employer and participants	114.5	47.9	80.3	11.6	3.2	11.4
Benefits paid	(134.0)	(95.0)	(69.8)	(16.7)	(10.2)	(12.4)
Assets acquired upon merger with Great Plains Energy	825.0	—	—	111.8	—	—
Other	(9.4)	(4.4)	—	—	—	—
Fair value of plan assets at December 31, 2018	$1,603.4	$804.6	$798.8	$223.3	$109.7	$113.6
Funded status at December 31, 2018	$(950.0)	$(454.3)	$(473.6)	$(26.0)	$(23.9)	$(2.1)

	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Amounts recognized in the consolidated balance sheets	(millions)
Non-current asset	$—	$—	$—	$17.5	$—	$17.5
Current pension and other post-retirement liability	(4.4)	(2.6)	(0.5)	(1.7)	(0.9)	(0.8)
Noncurrent pension liability and other post- retirement liability	(945.6)	(451.7)	(473.1)	(41.8)	(23.0)	(18.8)
Net amount recognized before regulatory treatment	(950.0)	(454.3)	(473.6)	(26.0)	(23.9)	(2.1)
Accumulated OCI or regulatory asset/liability	419.9	337.5	230.1	(6.0)	0.8	(19.1)
Net amount recognized at December 31, 2018	$(530.1)	$(116.8)	$(243.5)	$(32.0)	$(23.1)	$(21.2)
Amounts in accumulated OCI or regulatory asset/liability not yet recognized as a component of net periodic benefit cost:
Actuarial (gain) loss	$403.6	$323.2	$226.3	$(7.8)	$(1.0)	$(11.0)
Prior service cost	16.3	14.3	3.8	1.8	1.8	(8.1)
Net amount recognized at December 31, 2018	$419.9	$337.5	$230.1	$(6.0)	$0.8	$(19.1)

As of December 31, 2019 and 2018, Evergy's pension benefits include non-qualified benefit obligations of $49.4 million and $46.9 million, respectively, which are funded by trusts containing assets of $45.5 million and $43.8 million, respectively. As of December 31, 2019 and 2018, Evergy Kansas Central's pension benefits include non-qualified benefit obligations of $26.0 million and $24.8 million, respectively, which are funded by trusts containing assets of $31.7 million and $30.6 million, respectively. The assets in the aforementioned trusts are not included in the table above. See Note 14 for more information on these amounts.

	Pension Benefits			Post-Retirement Benefits
Year Ended December 31, 2019	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$79.1	$29.0	$50.1	$2.5	$1.1	$1.4
Interest cost	108.0	53.7	53.3	10.5	5.6	4.9
Expected return on plan assets	(106.3)	(54.8)	(48.9)	(10.0)	(6.7)	(3.3)
Prior service cost	1.9	1.7	0.9	0.5	0.5	—
Recognized net actuarial (gain) loss	33.0	25.5	49.8	(1.2)	(0.6)	(1.4)
Settlement and special termination benefits	15.6	—	23.0	—	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	131.3	55.1	128.2	2.3	(0.1)	1.6
Regulatory adjustment	37.4	3.0	(19.2)	(3.4)	(3.0)	0.4
Intercompany allocations	n/a	—	(34.4)	n/a	—	(0.4)
Net periodic benefit costs	168.7	58.1	74.6	(1.1)	(3.1)	1.6
Other changes in plan assets and benefit obligations recognized in OCI or regulatory assets/liabilities
Current year net (gain) loss	84.7	44.6	35.9	0.9	(3.8)	4.7
Amortization of gain (loss)	(48.6)	(25.5)	(72.8)	1.2	0.6	1.4
Amortization of prior service cost	(1.9)	(1.7)	(0.9)	(0.5)	(0.5)	—
Total recognized in OCI or regulatory asset/liability	34.2	17.4	(37.8)	1.6	(3.7)	6.1
Total recognized in net periodic benefit costs and OCI or regulatory asset/liability	$202.9	$75.5	$36.8	$0.5	$(6.8)	$7.7

	Pension Benefits			Post-Retirement Benefits
Year Ended December 31, 2018	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$60.7	$32.2	$48.6	$2.3	$1.3	$2.0
Interest cost	82.5	50.7	49.9	8.0	5.0	4.8
Expected return on plan assets	(86.4)	(55.9)	(55.5)	(8.8)	(7.0)	(2.8)
Prior service cost	0.7	0.7	0.7	0.5	0.5	0.1
Recognized net actuarial (gain) loss	32.6	32.6	45.1	(0.6)	(0.6)	(0.2)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	90.1	60.3	88.8	1.4	(0.8)	3.9
Regulatory adjustment	8.3	8.8	0.7	(1.7)	(2.0)	(0.1)
Intercompany allocations	n/a	—	(21.6)	n/a	—	(1.1)
Net periodic benefit costs	98.4	69.1	67.9	(0.3)	(2.8)	2.7
Other changes in plan assets and benefit obligations recognized in OCI or regulatory assets/liabilities
Current year net (gain) loss	67.2	(13.2)	25.9	4.9	11.7	(14.0)
Amortization of gain (loss)	(32.6)	(32.6)	(45.1)	0.6	0.6	0.2
Prior service cost	13.4	11.4	2.0	—	—	—
Amortization of prior service cost	(0.7)	(0.7)	(0.7)	(0.5)	(0.5)	(0.1)
Total recognized in OCI or regulatory asset/liability	47.3	(35.1)	(17.9)	5.0	11.8	(13.9)
Total recognized in net periodic benefit costs and OCI or regulatory asset/liability	$145.7	$34.0	$50.0	$4.7	$9.0	$(11.2)

	Pension Benefits			Post-Retirement Benefits
Year Ended December 31, 2017	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$28.7	$28.7	$44.2	$1.2	$1.2	$2.1
Interest cost	52.4	52.4	52.6	5.5	5.5	5.4
Expected return on plan assets	(53.6)	(53.6)	(51.2)	(6.9)	(6.9)	(2.5)
Prior service cost	0.7	0.7	0.7	0.5	0.5	—
Recognized net actuarial (gain) loss	26.9	26.9	49.0	(0.8)	(0.8)	(0.5)
Settlement and special termination benefits	0.4	0.4	16.3	—	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	55.5	55.5	111.6	(0.5)	(0.5)	4.5
Regulatory adjustment	14.5	14.5	(9.2)	(1.9)	(1.9)	1.3
Intercompany allocations	n/a	—	(37.1)	n/a	—	(1.5)
Net periodic benefit costs	70.0	70.0	65.3	(2.4)	(2.4)	4.3
Other changes in plan assets and benefit obligations recognized in OCI or regulatory assets/liabilities
Current year net (gain) loss	47.1	47.1	71.3	(5.8)	(5.8)	3.0
Amortization of gain (loss)	(26.9)	(26.9)	(64.9)	0.8	0.8	0.5
Amortization of prior service cost	(0.7)	(0.7)	(0.7)	(0.5)	(0.5)	—
Total recognized in OCI or regulatory asset/liability	19.5	19.5	5.7	(5.5)	(5.5)	3.5
Total recognized in net periodic benefit costs and OCI or regulatory asset/liability	$89.5	$89.5	$71.0	$(7.9)	$(7.9)	$7.8

For financial reporting purposes, the estimated prior service cost and net actuarial (gain) loss for the defined benefit plans are amortized from accumulated other comprehensive income (OCI) or a regulatory asset into net periodic benefit cost. The Evergy Companies amortize prior service cost on a straight-line basis over the average future service of the active employees (plan participants) benefiting under the plan. Evergy and Evergy Kansas Central amortize the net actuarial (gain) loss on a straight-line basis over the average future service of active plan participants benefiting under the plan without application of an amortization corridor. Evergy Metro amortizes the net actuarial (gain) loss on a rolling five-year average basis. The estimated amounts to be amortized in 2020 are detailed in the following table.

	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Actuarial (gain) loss amortization	$45.4	$33.9	$45.1	$0.2	$—	$(0.6)
Prior service cost amortization	1.8	1.6	0.8	0.5	0.5	—

Pension and other post-retirement benefit plans with the PBO, ABO or accumulated other post-retirement benefit obligation (APBO) in excess of the fair value of plan assets at year-end are detailed in the following tables.

December 31, 2019	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
ABO for all defined benefit pension plans	$2,390.5	$1,196.8	$1,170.2
Pension plans with the PBO in excess of plan assets
Projected benefit obligation	$2,718.2	$1,323.4	$1,371.4
Fair value of plan assets	1,732.8	842.1	890.7
Pension plans with the ABO in excess of plan assets
Accumulated benefit obligation	$2,390.5	$1,196.8	$1,170.2
Fair value of plan assets	1,732.8	842.1	890.7
Other post-retirement benefit plans with the APBO in excess of plan assets
Accumulated other post-retirement benefit obligation	$264.3	$138.7	$125.6
Fair value of plan assets	239.9	120.5	119.4

December 31, 2018	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
ABO for all defined benefit pension plans	$2,257.9	$1,139.1	$1,096.7
Pension plans with the PBO in excess of plan assets
Projected benefit obligation	$2,553.4	$1,258.9	$1,272.4
Fair value of plan assets	1,603.4	804.6	798.8
Pension plans with the ABO in excess of plan assets
Accumulated benefit obligation	$2,257.9	$1,139.1	$1,096.7
Fair value of plan assets	1,603.4	804.6	798.8
Other post-retirement benefit plans with the APBO in excess of plan assets
Accumulated other post-retirement benefit obligation	$249.3	$133.6	$57.7
Fair value of plan assets	223.3	109.7	38.2

The expected long-term rate of return on plan assets represents the Evergy Companies' estimate of the long-term return on plan assets and is based on historical and projected rates of return for current and planned asset classes in the plans' investment portfolios. Assumed projected rates of return for each asset class were selected after analyzing historical experience and future expectations of the returns of various asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolios was developed and adjusted for the effect of projected benefits paid from plan assets and future plan contributions.

The following tables provide the weighted-average assumptions used to determine benefit obligations and net costs.

Weighted-average assumptions used to determine the benefit obligation at December 31, 2019	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Discount rate	3.62%	3.61%	3.64%	3.56%	3.54%	3.58%
Rate of compensation increase	3.74%	3.78%	3.71%	3.75%	n/a	3.75%

Weighted-average assumptions used to determine the benefit obligation at December 31, 2018	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Discount rate	4.35%	4.35%	4.36%	4.33%	4.33%	4.33%
Rate of compensation increase	3.76%	4.03%	3.64%	3.50%	n/a	3.50%

Weighted-average assumptions used to determine net costs for the year ended December 31, 2019	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Discount rate	4.35%	4.35%	4.36%	4.33%	4.33%	4.33%
Expected long-term return on plan assets	6.61%	6.75%	6.47%	4.44%	6.00%	2.94%
Rate of compensation increase	3.76%	4.03%	3.64%	3.50%	n/a	3.50%

Weighted-average assumptions used to determine net costs for the year ended December 31, 2018	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Discount rate	3.73%	3.73%	3.72%	3.67%	3.73%	3.64%
Expected long-term return on plan assets	6.52%	6.67%	6.46%	6.00%	6.00%	2.80%
Rate of compensation increase	3.92%	4.00%	3.62%	3.50%	n/a	3.50%

Evergy expects to contribute $128.1 million to the pension plans in 2020 to meet Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and regulatory orders, of which $45.5 million is expected to be paid by Evergy Kansas Central and $82.6 million is expected to be paid by Evergy Metro. The Evergy Companies' funding policy is to contribute amounts sufficient to meet the ERISA funding requirements and MPSC and KCC rate orders plus additional amounts as considered appropriate; therefore, actual contributions may differ from expected contributions. Also in 2020, Evergy expects to contribute $3.8 million to the post-retirement benefit plans, of which $0.8 million is expected to be paid by Evergy Kansas Central and $3.0 million is expected to be paid by Evergy Metro.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid through 2029.

	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
2020	$180.6	$95.1	$84.3	$16.7	$9.6	$7.1
2021	182.4	95.6	85.5	16.7	9.5	7.2
2022	181.1	93.3	86.5	16.4	9.3	7.1
2023	181.8	91.5	89.0	16.3	9.2	7.1
2024	185.0	91.9	91.7	15.9	8.8	7.1
2025-2029	918.2	428.3	482.3	75.2	40.3	34.9

Evergy Kansas Central and Evergy Metro each maintain separate trusts for both their qualified pension and post-retirement benefits. These plans are managed in accordance with prudent investor guidelines contained in the ERISA requirements.
The primary objective of the Evergy Kansas Central pension plan is to provide a source of retirement income for its participants and beneficiaries, and the primary financial objective of the plan is to improve its funded status. The primary objective of the Evergy Kansas Central post-retirement benefit plan is growth in assets and the preservation of principal, while minimizing interim volatility, to meet anticipated claims of plan participants.
The primary objective of the Evergy Metro pension plans is to meet or exceed the target rate of return for the plan within a reasonable and prudent level of risk. The primary objective of the Evergy Metro post-retirement benefit plans is to preserve capital, maintain sufficient liquidity and earn a consistent rate of return.
The investment strategies of both the Evergy Kansas Central and Evergy Metro pension and post-retirement plans support the above objectives of the plans. The portfolios are invested, and periodically rebalanced, to achieve the targeted allocations detailed below. The following table provides the target asset allocations by asset class for the Evergy Kansas Central and Evergy Metro pension and other post-retirement plan assets.

	Pension Benefits		Post-Retirement Benefits
	Evergy Kansas Central	Evergy Metro	Evergy Kansas Central	Evergy Metro
Domestic equities	29%	31%	33%	3%
International equities	20%	21%	22%	—%
Bonds	36%	35%	45%	85%
Mortgage & asset backed securities	—%	—%	—%	4%
Real estate investments	4%	6%	—%	—%
Other investments	11%	7%	—%	8%

Fair Value Measurements
Evergy classifies recurring and non-recurring fair value measurements based on the fair value hierarchy as discussed in Note 14. The following are descriptions of the valuation methods of the primary fair value measurements disclosed below.
Domestic equities - consist of individually held domestic equity securities and domestic equity mutual funds. Securities and funds, which are publicly quoted, are valued based on quoted prices in active markets and are categorized as Level 1. Funds that are valued by fund administrators using the net asset value (NAV) per fund share, derived from the quoted prices in active markets of the underlying securities are not classified within the fair value hierarchy.
International equities - consist of individually held international equity securities and international equity mutual funds. Securities and funds, which are publicly quoted, are valued based on quoted prices in active markets and are categorized as Level 1. Funds that are valued by fund administrators using the NAV per fund share, derived from the quoted prices in active markets of the underlying securities are not classified within the fair value hierarchy.
Bond funds - consist of funds maintained by investment companies that invest in various types of fixed income securities consistent with the funds' stated objectives. Securities and funds, which are publicly quoted, are valued based on quoted prices in active markets and are categorized as Level 1. Funds that are valued by fund administrators using the NAV per fund share, derived from the quoted prices in active markets of the underlying securities, are not classified within the fair value hierarchy.
Corporate bonds - consists of individually held, primarily domestic, corporate bonds that are traded in less than active markets or priced with models using highly observable inputs that are categorized as Level 2.
U.S. Treasury and agency bonds - consists of individually held U.S. Treasury securities and U.S. agency bonds. U.S. Treasury securities, which are publicly quoted, are valued based on quoted prices in active markets and are categorized as a Level 1. U.S. agency bonds, which are publicly quoted, are traded in less than active markets or priced with models using highly observable inputs and are categorized as Level 2.
Mortgage and asset backed securities - consists of individually held securities that are traded in less than active markets or valued with models using highly observable inputs that are categorized as Level 2.
Real estate investments - consists of traded real estate investment trusts valued at the closing price reported on the major market on which the trusts are traded and are categorized as Level 1 and institutional trust funds valued at NAV per fund share and are not categorized in the fair value hierarchy.
Combination debt/equity/other fund - consists of a fund that invests in various types of debt, equity and other asset classes consistent with the fund's stated objectives. The fund, which is publicly quoted, is valued based on quoted prices in active markets and is categorized as Level 1.
Alternative investments - consists of investments in institutional trust and hedge funds that are valued by fund administrators using the NAV per fund share, derived from the underlying investments of the fund, and are not classified within the fair value hierarchy.
Short-term investments - consists of fund investments in high-quality, short-term, U.S. dollar-denominated instruments with an average maturity of 60 days that are valued at NAV per fund share and are not categorized in the fair value hierarchy.
Cash and cash equivalents - consists of investments with original maturities of three months or less when purchased that are traded in active markets and are categorized as Level 1.

The fair values of the Evergy Companies' pension plan assets at December 31, 2019 and 2018, by asset category are in the following tables.

		Fair Value Measurements Using
Description	December 31 2019	Level 1	Level 2	Level 3	Assets measured at NAV
	(millions)
Evergy Kansas Central Pension Plans
Domestic equities	$233.8	$150.6	$—	$—	$83.2
International equities	162.4	101.5	—	—	60.9
Bond funds	281.7	233.0	—	—	48.7
Real estate investments	46.5	—	—	—	46.5
Combination debt/equity/other fund	30.1	30.1	—	—	—
Alternative investment funds	78.5	—	—	—	78.5
Short-term investments	9.1	—	—	—	9.1
Total	$842.1	$515.2	$—	$—	$326.9

Evergy Metro Pension Plans
Domestic equities	$244.8	$195.3	$—	$—	$49.5
International equities	178.7	117.7	—	—	61.0
Bond funds	71.0	15.6	—	—	55.4
Corporate bonds	123.9	—	123.9	—	—
U.S. Treasury and agency bonds	70.9	53.5	17.4	—	—
Mortgage and asset backed securities	5.7	—	5.7	—	—
Real estate investments	50.8	12.8	—	—	38.0
Combination debt/equity/other fund	11.9	11.9	—	—	—
Alternative investment funds	36.6	—	—	—	36.6
Cash and cash equivalents	92.9	92.9	—	—	—
Short-term investments	1.0	—	—	—	1.0
Other	2.5	—	2.5	—	—
Total	$890.7	$499.7	$149.5	$—	$241.5

		Fair Value Measurements Using
Description	December 31 2018	Level 1	Level 2	Level 3	Assets measured at NAV
	(millions)
Evergy Kansas Central Pension Plans
Domestic equities	$215.0	$144.7	$—	$—	$70.3
International equities	138.7	91.8	—	—	46.9
Bond funds	296.4	255.4	—	—	41.0
Real estate investments	44.8	—	—	—	44.8
Combination debt/equity/other fund	30.1	30.1	—	—	—
Alternative investment funds	73.6	—	—	—	73.6
Short-term investments	6.0	—	—	—	6.0
Total	$804.6	$522.0	$—	$—	$282.6

Evergy Metro Pension Plans
Domestic equities	$238.1	$198.6	$—	$—	$39.5
International equities	150.9	104.0	—	—	46.9
Bond funds	67.4	19.3	—	—	48.1
Corporate bonds	123.6	—	123.6	—	—
U.S. Treasury and agency bonds	69.9	52.4	17.5	—	—
Mortgage and asset backed securities	5.5	—	5.5	—	—
Real estate investments	48.2	12.6	—	—	35.6
Combination debt/equity/other fund	13.5	13.5	—	—	—
Alternative investment funds	31.6	—	—	—	31.6
Cash and cash equivalents	49.8	49.8	—	—	—
Other	0.3	—	0.3	—	—
Total	$798.8	$450.2	$146.9	$—	$201.7

The fair values of the Evergy Companies' post-retirement plan assets at December 31, 2019 and 2018, by asset category are in the following tables.

		Fair Value Measurements Using
Description	December 31 2019	Level 1	Level 2	Level 3	Assets measured at NAV
	(millions)
Evergy Kansas Central Post-Retirement Benefit Plans
Domestic equities	$40.5	$—	$—	$—	$40.5
International equities	26.0	—	—	—	26.0
Bond funds	52.9	—	—	—	52.9
Cash and cash equivalents	1.1	1.1	—	—	—
Total	$120.5	$1.1	$—	$—	$119.4

Evergy Metro Post-Retirement Benefit Plans
Domestic equities	$3.2	$3.2	$—	$—	$—
International equities	1.1	1.1	—	—	—
Bond funds	77.5	0.1	—	—	77.4
Corporate bonds	17.8	—	17.8	—	—
U.S. Treasury and agency bonds	11.5	4.1	7.4	—	—
Mortgage and asset backed securities	1.3	—	1.3	—	—
Cash and cash equivalents	6.7	6.7	—	—	—
Other	0.3	—	0.3	—	—
Total	$119.4	$15.2	$26.8	$—	$77.4

		Fair Value Measurements Using
Description	December 31 2018	Level 1	Level 2	Level 3	Assets measured at NAV
	(millions)
Evergy Kansas Central Post-Retirement Benefit Plans
Domestic equities	$56.4	$—	$—	$—	$56.4
International equities	14.0	—	—	—	14.0
Bond funds	38.4	—	—	—	38.4
Short-term investments	0.7	—	—	—	0.7
Cash and cash equivalents	0.2	0.2	—	—	—
Total	$109.7	$0.2	$—	$—	$109.5

Evergy Metro Post-Retirement Benefit Plans
Domestic equities	$2.5	$2.5	$—	$—	$—
International equities	0.9	0.9	—	—	—
Bond funds	75.0	0.2	—	—	74.8
Corporate bonds	17.4	—	17.4	—	—
U.S. Treasury and agency bonds	10.3	2.6	7.7	—	—
Mortgage and asset backed securities	2.5	—	2.5	—	—
Cash and cash equivalents	4.7	4.7	—	—	—
Other	0.3	—	0.3	—	—
Total	$113.6	$10.9	$27.9	$—	$74.8

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The cost trend assumptions are detailed in the following tables.

Assumed annual health care cost growth rates as of December 31, 2019	Evergy	Evergy Kansas Central	Evergy Metro
Health care cost trend rate assumed for next year	6.3%	6.3%	6.3%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%
Year that rate reaches ultimate trend	2027	2027	2027

Assumed annual health care cost growth rates as of December 31, 2018	Evergy	Evergy Kansas Central	Evergy Metro
Health care cost trend rate assumed for next year	6.5%	6.5%	6.5%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%
Year that rate reaches ultimate trend	2027	2027	2027

The effects of a one-percentage point change in the assumed health care cost trend rates, holding all other assumptions constant, at December 31, 2019, are detailed in the following table.

	Evergy	Evergy Kansas Central(a)	Evergy Metro
Effect of 1% increase	(millions)
Effect on total service and interest component	$—	$—	$—
Effect on post-retirement benefit obligation	0.5	(0.1)	0.6
Effect of 1% decrease
Effect on total service and interest component	$—	$—	$—
Effect on post-retirement benefit obligation	(0.4)	0.1	(0.5)

(a) Evergy Kansas Central includes only the effect of health care cost trend rates for Wolf Creek because the Evergy Kansas Central post-retirement benefit plan includes a fixed monthly stipend for health care and therefore is not affected by changes in health care costs.
Employee Savings Plans
Evergy has defined contribution savings plans (401(k)) that cover substantially all employees. Evergy matches employee contributions, subject to limits. The annual costs of the plans are detailed in the following table. Evergy Metro amounts are only included in consolidated Evergy from June 4, 2018, the date of the closing of the merger, and thereafter.

	2019	2018	2017
	(millions)
Evergy	$17.6	$16.3	$9.7
Evergy Kansas Central	9.6	9.9	9.7
Evergy Metro	8.0	8.3	7.7

11. EQUITY COMPENSATION
Upon the consummation of the merger, Evergy assumed both Evergy Kansas Central's Long-Term Incentive and Share Award plan (LTISA) and Great Plains Energy's Amended Long-Term Incentive Plan, which was renamed the Evergy, Inc. Long-Term Incentive Plan. All outstanding share-based payment awards under Evergy Kansas Central's LTISA vested at the closing of the merger transaction and were converted into a right to receive Evergy common stock with the exception of certain RSUs and deferred director share units issued prior to the closing of the merger to certain directors, officers and employees of Evergy Kansas Central. The vesting of these shares resulted in the recognition of $14.6 million of compensation expense in Evergy's and Evergy Kansas Central's consolidated statements of income and comprehensive income for 2018.
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
The following table summarizes the Evergy Companies' equity compensation expense and the associated income tax benefit.

	2019	2018	2017
Evergy	(millions)
Equity compensation expense	$15.5	$30.7	$8.9
Income tax benefit	3.0	1.4	3.5
Evergy Kansas Central
Equity compensation expense	6.7	24.8	8.9
Income tax benefit	1.9	1.4	3.5
Evergy Metro(a)
Equity compensation expense	5.7	6.5	4.2
Income tax benefit	0.3	0.1	1.6

(a) Evergy Metro amounts are only included in consolidated Evergy from June 4, 2018, the date of the closing of the merger, and thereafter.
Restricted Share Units
Evergy has utilized RSUs for new grants of stock-based compensation awards subsequent to the merger. RSU awards are grants that entitle the holder to receive shares of common stock as the awards vest. These RSU awards are defined as nonvested shares and do not include restrictions once the awards have vested. These RSUs either take the form of RSUs with performance measures that vest upon expiration of the award term or RSUs with only service requirements that vest solely upon the passage of time.
RSUs with Performance Measures
The payment of RSUs with performance measures is contingent upon achievement of specific performance goals over a stated period of time as approved by the Compensation and Leadership Development Committee of the Board. The numbers of RSUs with performances measures ultimately paid can vary from the numbers of RSUs with performance measures initially granted depending on Evergy's performance over stated performance periods. Compensation expense for RSUs with performance measures is calculated by recognizing the portion of the fair value for each reporting period for which the requisite service has been rendered. Dividends are accrued over the vesting period and paid in cash based on the number of RSUs with performance measures ultimately paid.
The fair value of RSUs with performance measures is estimated using the market value of Evergy's stock at the valuation date and a Monte Carlo simulation technique that incorporates assumptions for inputs of expected volatilities, dividend yield and risk-free rates. Expected volatility is based on daily stock price change during a historical period commensurate with the remaining term of the performance period of the grant. The risk-free rate is based upon the rate at the time of the evaluation for zero-coupon government bonds with a maturity consistent with the remaining performance period of the grant. The dividend yield is based on the most recent dividends paid and the actual closing stock price on the valuation date. For shares granted in 2019, inputs for expected volatility, dividend yield and risk-free rates were 18%, 3.45% and 2.6%, respectively.

RSU activity for awards with performance measures for 2019 is summarized in the following table.

	Nonvested Restricted Share Units	Grant Date Fair Value*
Beginning balance January 1, 2019	—	$—
Granted	202,107	37.87
Forfeited	(4,857)	37.87
Ending balance December 31, 2019	197,250	37.87
* weighted-average
At December 31, 2019, the remaining weighted-average contractual term related to RSU awards with performance measures was 2.2 years.  The weighted-average grant-date fair value of RSUs granted with performance measures was $37.87 in 2019. At December 31, 2019, there was $5.4 million of unrecognized compensation expense related to unvested RSUs with performance measures. No RSUs with performance measures vested in 2019.
RSUs with Only Service Requirements
Evergy measures the fair value of RSUs with only service requirements based on the fair market value of the underlying common stock as of the grant date. RSU awards with only service conditions recognize compensation expense by multiplying shares by the grant-date fair value related to the RSU and recognizing it on a straight-line basis over the requisite service period for the entire award, including for those RSUs that have a graded vesting schedule. Nonforfeitable dividend equivalents, or the rights to receive cash equal to the value of dividends paid on Evergy's common stock, are paid on certain of these RSUs during the vesting period. Nonforfeitable dividend equivalents are recorded directly to retained earnings.
RSU activity for awards with only service requirements for 2019 is summarized in the following table.

	Nonvested Restricted Share Units	Grant Date Fair Value*
Beginning balance January 1, 2019	217,256	$54.07
Granted	70,395	54.47
Vested	(48,767)	54.20
Forfeited	(5,534)	54.23
Ending balance December 31, 2019	233,350	54.16
* weighted-average
At December 31, 2019, the remaining weighted-average contractual term related to RSU awards with only service requirements was 1.1 years.  The weighted-average grant-date fair value of RSUs granted with only service requirements was $54.47, $52.16 and $53.25 in 2019, 2018 and 2017, respectively. At December 31, 2019, there was $5.2 million of unrecognized compensation expense related to unvested RSUs. The total fair value of RSUs with only service requirements that vested was $2.6 million, $16.0 million and $6.1 million in 2019, 2018 and 2017, respectively.
Performance Shares
Evergy's performance shares represent legacy Great Plains Energy performance shares that converted into equivalent Evergy performance shares at the closing of the merger transaction. The vesting of performance shares is contingent upon achievement of specific performance goals over a stated period of time as approved by the Compensation and Leadership Development Committee of the Evergy Board. The number of performance shares ultimately vested can vary from the number of shares initially granted depending on Evergy's performance over stated performance periods. Compensation expense for performance shares is calculated by recognizing the portion of the grant date fair value for each reporting period for which the requisite service has been rendered. Dividends are accrued over the vesting period and paid in cash based on the number of performance shares ultimately paid.

The fair value of performance share awards was estimated using the market value of Evergy Kansas Central's and Great Plains Energy's common stock at the valuation date upon conversion at the merger and a Monte Carlo simulation technique that incorporates assumptions for inputs of expected volatilities, dividend yield and risk-free rates. Expected volatility was based on daily stock price change based on historical common stock information during a historical period commensurate with the remaining term of the performance period of the grant. The risk-free rate was based upon the rate at the time of the evaluation for zero-coupon government bonds with a maturity consistent with the remaining performance period of the grant. The dividend yield was based on the most recent dividends paid by Evergy Kansas Central, as Evergy's stock price assumed Evergy Kansas Central's stock price on a forward basis, and the grant date stock price on the valuation date.
Performance share activity for 2019 is summarized in the following table. Performance adjustment represents the difference between the number of shares of common stock related to performance shares ultimately issued from the number of performance shares initially granted which can vary depending on Evergy's performance over a stated period of time.

	Performance Shares	Grant Date Fair Value*
Beginning balance January 1, 2019	348,496	$63.80
Vested	(69,317)	46.11
Forfeited	(6,481)	69.65
Performance adjustment	(44,442)	42.97
Ending balance December 31, 2019	228,256	73.06
* weighted-average
At December 31, 2019, the remaining weighted-average contractual term was 0.5 years.  There were no shares granted in 2019. The weighted-average grant-date fair value of shares granted was $63.79 in 2018. At December 31, 2019, there was $2.2 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Evergy, Inc. Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term. The total fair value of performance shares vested was $3.2 million in 2019. There were no vested performance shares in 2018.
Restricted Stock
Evergy's restricted stock represents legacy Great Plains Energy restricted stock that converted into equivalent Evergy restricted stock at the closing of the merger transaction. Restricted stock cannot be sold or otherwise transferred by the recipient prior to vesting and has a value equal to the fair market value of the shares on the issue date. Restricted stock shares vest over a stated period of time with accruing reinvested dividends subject to the same restrictions. Compensation expense, calculated by multiplying shares by the grant-date fair value related to restricted stock, is recognized on a straight-line basis over the requisite service period of the award.
Restricted stock activity for 2019 is summarized in the following table.

	Nonvested Restricted Stock	Grant Date Fair Value*
Beginning balance January 1, 2019	116,675	$54.03
Vested	(38,404)	54.35
Forfeited	(2,161)	53.88
Ending balance December 31, 2019	76,110	53.87
* weighted-average
At December 31, 2019, the remaining weighted-average contractual term was 0.7 years.  There were no shares granted in 2019. The weighted-average grant-date fair value of shares granted was $54.05 in 2018. At December 31, 2019, there was $0.8 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Evergy, Inc. Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term. The total fair value of shares vested was $2.1 million and $0.3 million for 2019 and 2018, respectively.
12. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
Evergy's $2.5 billion master credit facility expires in 2023. Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West have borrowing capacity under the master credit facility with specific sublimits for each borrower. These sublimits can be unilaterally adjusted by Evergy for each borrower provided the sublimits remain within minimum and maximum sublimits as specified in the facility. A default by any borrower under the facility or one of their significant subsidiaries on other indebtedness totaling more than $100.0 million constitutes a default by that borrower under the facility. Under the terms of this facility, each of Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West is required to maintain a total indebtedness to total capitalization ratio, as defined in the facility, of not greater than 0.65 to 1.00 at all times. As of December 31, 2019, Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West were in compliance with this covenant.
The following table summarizes the committed credit facilities (excluding receivable sale facilities discussed in Note 4) available to the Evergy Companies as of December 31, 2019 and 2018.

		Amounts Drawn
	Credit Facility	Commercial Paper	Letters of Credit	Cash Borrowings	Available Borrowings	Weighted Average Interest Rate on Short-Term Borrowings
December 31, 2019	(millions)
Evergy, Inc.	$450.0	n/a	$0.7	$20.0	$429.3	2.99%
Evergy Kansas Central	1,000.0	249.2	14.2	—	736.6	2.07%
Evergy Metro	600.0	199.3	—	—	400.7	2.02%
Evergy Missouri West	450.0	93.4	2.1	—	354.5	2.02%
Evergy	$2,500.0	$541.9	$17.0	$20.0	$1,921.1

December 31, 2018
Evergy, Inc.	$450.0	n/a	$1.0	$—	$449.0	—%
Evergy Kansas Central	1,000.0	411.7	18.3	—	570.0	3.08%
Evergy Metro	600.0	176.9	2.7	—	420.4	2.95%
Evergy Missouri West	450.0	150.0	2.1	—	297.9	3.00%
Evergy	$2,500.0	$738.6	$24.1	$—	$1,737.3
In March 2019, Evergy entered into a $1.0 billion, 6-month term loan credit agreement with a group of banks to provide short-term financing for its common stock repurchase program. The agreement allowed for two term loans during the 6-month term of the agreement, in an aggregate principal amount not to exceed the credit limit of the agreement. At closing, Evergy borrowed $500.0 million under the agreement, allowing for one additional term loan borrowing in a principal amount up to $500.0 million, which was subsequently utilized in June 2019. In September 2019, Evergy repaid its $1.0 billion of borrowings under the term loan credit agreement with proceeds from its issuance of $1.6 billion of senior notes in September 2019.

13. LONG-TERM DEBT
The Evergy Companies' long-term debt is detailed in the following tables.

December 31, 2019	Issuing Entity	Year Due	Evergy	Evergy Kansas Central	Evergy Metro
Mortgage Bonds			(millions)
5.10% Series	Evergy Kansas Central, Inc.	2020	$250.0	$250.0	$—
3.25% Series	Evergy Kansas Central, Inc.	2025	250.0	250.0	—
2.55% Series	Evergy Kansas Central, Inc.	2026	350.0	350.0	—
3.10% Series	Evergy Kansas Central, Inc.	2027	300.0	300.0	—
4.125% Series	Evergy Kansas Central, Inc.	2042	550.0	550.0	—
4.10% Series	Evergy Kansas Central, Inc.	2043	430.0	430.0	—
4.625% Series	Evergy Kansas Central, Inc.	2043	250.0	250.0	—
4.25% Series	Evergy Kansas Central, Inc.	2045	300.0	300.0	—
3.25% Series	Evergy Kansas Central, Inc.	2049	300.0	300.0
6.15% Series	Evergy Kansas South, Inc.	2023	50.0	50.0	—
6.53% Series	Evergy Kansas South, Inc.	2037	175.0	175.0	—
6.64% Series	Evergy Kansas South, Inc.	2038	100.0	100.0	—
4.30% Series	Evergy Kansas South, Inc.	2044	250.0	250.0	—
2.95% EIRR bonds	Evergy Metro, Inc.	2023	79.5	—	79.5
4.125% Series	Evergy Metro, Inc.	2049	400.0	—	400.0
9.44% Series	Evergy Missouri West, Inc.	2020-2021	2.3	—	—
Pollution Control Bonds
1.39% Series(b)	Evergy Kansas Central, Inc.	2032	45.0	45.0	—
1.39% Series(b)	Evergy Kansas Central, Inc.	2032	30.5	30.5	—
1.39% Series(b)	Evergy Kansas South, Inc.	2027	21.9	21.9	—
2.50% Series	Evergy Kansas South, Inc.	2031	50.0	50.0	—
1.39% Series(b)	Evergy Kansas South, Inc.	2032	14.5	14.5	—
1.39% Series(b)	Evergy Kansas South, Inc.	2032	10.0	10.0	—
1.432% Series 2007A and 2007B(b)	Evergy Metro, Inc.	2035	146.5	—	146.5
2.75% Series 2008	Evergy Metro, Inc.	2038	23.4	—	23.4
Senior Notes
3.15% Series(g)	Evergy Metro, Inc.	2023	300.0	—	300.0
3.65% Series(g)	Evergy Metro, Inc.	2025	350.0	—	350.0
6.05% Series (5.78% rate)(a)(g)	Evergy Metro, Inc.	2035	250.0	—	250.0
5.30% Series(g)	Evergy Metro, Inc.	2041	400.0	—	400.0
4.20% Series(g)	Evergy Metro, Inc.	2047	300.0	—	300.0
4.20% Series(g)	Evergy Metro, Inc.	2048	300.0	—	300.0
8.27% Series	Evergy Missouri West, Inc.	2021	80.9	—	—
3.49% Series A	Evergy Missouri West, Inc.	2025	36.0	—	—
4.06% Series B	Evergy Missouri West, Inc.	2033	60.0	—	—
4.74% Series C	Evergy Missouri West, Inc.	2043	150.0	—	—
3.74% Series	Evergy Missouri West, Inc.	2022	100.0	—	—
4.85% Series	Evergy, Inc.(f)	2021	350.0	—	—
5.292% Series	Evergy, Inc.(f)	2022	287.5	—	—
2.45% Series	Evergy, Inc.	2024	800.0	—	—
2.90% Series (3.77% rate)(a)	Evergy, Inc.	2029	800.0	—	—
Medium Term Notes
7.33% Series	Evergy Missouri West, Inc.	2023	3.0	—	—
7.17% Series	Evergy Missouri West, Inc.	2023	7.0	—	—
Fair value adjustment(e)			125.5	—	—
Current maturities			(251.1)	(250.0)	—
Unamortized debt discount and debt issuance costs			(80.7)	(40.8)	(24.4)
Total excluding current maturities(d)			$8,746.7	$3,436.1	$2,525.0

December 31, 2018	Issuing Entity	Year Due	Evergy	Evergy Kansas Central	Evergy Metro
Mortgage Bonds			(millions)
5.10% Series	Evergy Kansas Central, Inc.	2020	$250.0	$250.0	$—
3.25% Series	Evergy Kansas Central, Inc.	2025	250.0	250.0	—
2.55% Series	Evergy Kansas Central, Inc.	2026	350.0	350.0	—
3.10% Series	Evergy Kansas Central, Inc.	2027	300.0	300.0	—
4.125% Series	Evergy Kansas Central, Inc.	2042	550.0	550.0	—
4.10% Series	Evergy Kansas Central, Inc.	2043	430.0	430.0	—
4.625% Series	Evergy Kansas Central, Inc.	2043	250.0	250.0	—
4.25% Series	Evergy Kansas Central, Inc.	2045	300.0	300.0	—
6.70% Series	Evergy Kansas South, Inc.	2019	300.0	300.0	—
6.15% Series	Evergy Kansas South, Inc.	2023	50.0	50.0	—
6.53% Series	Evergy Kansas South, Inc.	2037	175.0	175.0	—
6.64% Series	Evergy Kansas South, Inc.	2038	100.0	100.0	—
4.30% Series	Evergy Kansas South, Inc.	2044	250.0	250.0	—
2.95% EIRR bonds	Evergy Metro, Inc.	2023	79.5	—	79.5
7.15% Series 2009A (8.59% rate)(a)	Evergy Metro, Inc.	2019	400.0	—	400.0
9.44% Series	Evergy Missouri West, Inc.	2019-2021	3.4	—	—
Pollution Control Bonds
2.46% Series(b)	Evergy Kansas Central, Inc.	2032	45.0	45.0	—
2.46% Series(b)	Evergy Kansas Central, Inc.	2032	30.5	30.5	—
2.46% Series(b)	Evergy Kansas South, Inc.	2027	21.9	21.9	—
2.50% Series	Evergy Kansas South, Inc.	2031	50.0	50.0	—
2.46% Series(b)	Evergy Kansas South, Inc.	2032	14.5	14.5	—
2.46% Series(b)	Evergy Kansas South, Inc.	2032	10.0	10.0	—
1.865% Series 2007A and 2007B(b)	Evergy Metro, Inc.	2035	146.5	—	146.5
2.75% Series 2008	Evergy Metro, Inc.	2038	23.4	—	23.4
Senior Notes
3.15% Series	Evergy Metro, Inc.	2023	300.0	—	300.0
3.65% Series	Evergy Metro, Inc.	2025	350.0	—	350.0
6.05% Series (5.78% rate)(a)	Evergy Metro, Inc.	2035	250.0	—	250.0
5.30% Series	Evergy Metro, Inc.	2041	400.0	—	400.0
4.20% Series	Evergy Metro, Inc.	2047	300.0	—	300.0
4.20% Series	Evergy Metro, Inc.	2048	300.0	—	300.0
8.27% Series	Evergy Missouri West, Inc.	2021	80.9	—	—
3.49% Series A	Evergy Missouri West, Inc.	2025	36.0	—	—
4.06% Series B	Evergy Missouri West, Inc.	2033	60.0	—	—
4.74% Series C	Evergy Missouri West, Inc.	2043	150.0	—	—
4.85% Series	Evergy, Inc.(f)	2021	350.0	—	—
5.292% Series	Evergy, Inc.(f)	2022	287.5	—	—
Medium Term Notes
7.33% Series	Evergy Missouri West, Inc.	2023	3.0	—	—
7.17% Series	Evergy Missouri West, Inc.	2023	7.0	—	—
Fair value adjustment(e)			144.8	—	—
Current maturities (c)			(705.4)	(300.0)	(400.0)
Unamortized debt discount and debt issuance costs			(57.2)	(37.1)	(19.3)
Total excluding current maturities(d)			$6,636.3	$3,389.8	$2,130.1

(a)	Rate after amortizing gains/losses recognized in OCI on settlements of interest rate hedging instruments.

(b)	Variable rate.

(c)	Evergy's current maturities total as of December 31, 2018, includes $4.3 million of fair value adjustments recorded in connection with purchase accounting for the merger transaction.

(d)
At December 31, 2019 and 2018, does not include $50.0 million and $21.9 million of secured Series 2005 Environmental Improvement Revenue Refunding (EIRR) bonds because the bonds were repurchased in September 2015 and are held by Evergy Metro.

(e)
Represents the fair value adjustments recorded at Evergy consolidated related to the long-term debt of Great Plains Energy, Evergy Metro and Evergy Missouri West in connection with purchase accounting for the merger transaction. This amount is not part of future principal payments and will amortize over the remaining life of the associated debt instruments.

(f)	Originally issued by Great Plains Energy but assumed by Evergy, Inc. as part of the merger transaction.

(g)
Effectively secured pursuant to the General Mortgage Indenture and Deed of Trust dated as of December 1, 1986, as supplemented (Evergy Metro Mortgage Indenture) through the issuance of collateral mortgage bonds issued to the trustee for the unsecured senior notes in March 2019.

The following table summarizes Evergy's and Evergy Kansas Central's long-term debt of VIEs.

	December 31
	2019	2018
	(millions)
2.398% due 2021	$51.1	$81.4
Current maturities	(32.3)	(30.3)
Total excluding current maturities	$18.8	$51.1

Mortgage Bonds
The Evergy Kansas Central and Evergy Kansas South mortgages each contain provisions restricting the amount of first mortgage bonds (FMBs) that could be issued by each entity. Evergy Kansas Central and Evergy Kansas South must be in compliance with such restrictions prior to the issuance of additional first mortgage bonds or other secured indebtedness. The amount of Evergy Kansas Central FMBs authorized by its Mortgage and Deed of Trust, dated July 1, 1939, as supplemented, is subject to certain limitations as described below. The amount of Evergy Kansas South FMBs authorized by the Evergy Kansas South Mortgage and Deed of Trust, dated April 1, 1940, as supplemented and amended, is limited to a maximum of $3.5 billion, unless amended further. FMBs are secured by utility assets. Amounts of additional FMBs that may be issued are subject to property, earnings and certain restrictive provisions, except in connection with certain refundings, of each mortgage. As of December 31, 2019, approximately $305.4 million and $2,828.6 million principal amounts of additional Evergy Kansas Central FMBs or Evergy Kansas South FMBs, respectively, could be issued under the most restrictive provisions of their mortgages.
Evergy Metro has issued mortgage bonds under the Evergy Metro Mortgage Indenture, which creates a mortgage lien on substantially all of Evergy Metro's utility plant. Additional Evergy Metro bonds may be issued on the basis of 75% of property additions or retired bonds. As of December 31, 2019, approximately $4,923.3 million principal amount of additional Evergy Metro mortgage bonds could be issued under the most restrictive provisions in the mortgage.
Evergy Missouri West has issued mortgage bonds under the General Mortgage Indenture and Deed of Trust dated April 1, 1946, as supplemented, which creates a mortgage lien on a portion of Evergy Missouri West's utility plant.
In March 2019, Evergy Metro issued collateral mortgage bonds secured by the Evergy Metro Mortgage Indenture to serve as collateral for Evergy Metro's obligations under the following outstanding unsecured senior notes:

•	$300.0 million of 3.15% Series, maturing in 2023;

•	$350.0 million of 3.65% Series, maturing in 2025;

•	$250.0 million of 6.05% Series, maturing in 2035;

•	$400.0 million of 5.30% Series, maturing in 2041;

•	$300.0 million of 4.20% Series, maturing in 2047; and

•	$300.0 million of 4.20% Series, maturing in 2048.
The collateral mortgage bonds were issued to the applicable trustee for the unsecured senior notes, are only payable if Evergy Metro defaults on the underlying unsecured senior notes and do not increase the amount of outstanding debt for Evergy Metro.
As a result of the above transactions, Evergy Metro's outstanding senior notes have effectively become secured by the mortgage lien of the Evergy Metro Mortgage Indenture and rank equally and ratably with all of Evergy Metro's mortgage bonds, regardless of series, from time to time issued and outstanding under the Evergy Metro Mortgage Indenture.
Also in March 2019, Evergy Metro issued, at a discount, $400.0 million of 4.125% Mortgage Bonds, maturing in 2049. Evergy Metro also repaid its $400.0 million of 7.15% Mortgage Bonds at maturity in April 2019.

In June 2019, Evergy Kansas South repaid its $300.0 million of 6.70% FMBs at maturity.
In August 2019, Evergy Kansas Central issued, at a discount, $300.0 million of 3.25% FMBs, maturing in 2049.
Senior Notes
Under the terms of the note purchase agreement for Evergy Missouri West's Series A, B and C Senior Notes, Evergy Missouri West is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00. In addition, Evergy Missouri West's priority debt, as defined in the agreement, cannot exceed 15% of consolidated tangible net worth, as defined in the agreement. At December 31, 2019, Evergy Missouri West was in compliance with these covenants.
In March 2019, Evergy Missouri West issued $100.0 million of 3.74% Senior Notes, maturing in 2022, under a note purchase agreement.
In September 2019, Evergy issued, at a discount, $800.0 million of 2.45% Senior Notes, maturing in 2024 and $800.0 million of 2.90% Senior Notes, maturing in 2029.
Scheduled Maturities
Evergy's, Evergy Kansas Central's and Evergy Metro's long-term debt maturities and the long-term debt maturities of VIEs for the next five years are detailed in the following table.

	2020	2021	2022	2023	2024
	(millions)
Evergy(a)	$251.1	$432.0	$387.5	$439.5	$800.0
Evergy Kansas Central(a)	250.0	—	—	50.0	—
Evergy Metro	—	—	—	379.5	—
VIEs	32.3	18.8	—	—	—
(a) Excludes long-term debt maturities of VIEs.
14. FAIR VALUE MEASUREMENTS
Values of Financial Instruments
GAAP establishes a hierarchical framework for disclosing the transparency of the inputs utilized in measuring assets and liabilities at fair value. Management's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of assets and liabilities within the fair value hierarchy levels. In addition, the Evergy Companies measure certain investments that do not have a readily determinable fair value at NAV, which are not included in the fair value hierarchy. Further explanation of these levels and NAV is summarized below.
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

In September 2019, Evergy issued $800.0 million of 2.90% Senior Notes maturing in 2029 and paid $69.8 million to settle an interest rate swap agreement with a notional amount of $500.0 million that was designated as a cash flow hedge of interest payments on the debt issuance. Evergy entered into the interest rate swap agreement in December 2018. The $69.8 million pre-tax loss was recorded in other comprehensive loss on Evergy's consolidated statements of comprehensive income and is being reclassified from accumulated other comprehensive loss to interest expense over the ten-year term of the debt. For 2019, $2.0 million and ($0.5) million were reclassified from accumulated other comprehensive loss to interest expense and income tax expense, respectively, on Evergy's consolidated statements of comprehensive income. As of December 31, 2019, Evergy expects to amortize $5.2 million to earnings from accumulated other comprehensive loss over the next twelve months.
Fair Value of Long-Term Debt
The Evergy Companies measure the fair value of long-term debt using Level 2 measurements available as of the measurement date. The book value and fair value of the Evergy Companies' long-term debt and long-term debt of variable interest entities is summarized in the following table.

	December 31
	2019		2018
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt(a)	(millions)
Evergy(b)	$8,997.8	$9,750.2	$7,341.7	$7,412.1
Evergy Kansas Central	3,686.1	4,078.8	3,689.8	3,771.3
Evergy Metro	2,525.0	2,932.2	2,530.1	2,637.5
Long-term debt of variable interest entities(a)
Evergy	$51.1	$51.5	$81.4	$81.3
Evergy Kansas Central	51.1	51.5	81.4	81.3
(a) Includes current maturities.
(b) Book value as of December 31, 2019 and 2018, includes $125.5 million and $144.8 million, respectively, of fair value adjustments recorded in connection with purchase accounting for the Great Plains Energy and Evergy Kansas Central merger, which are not part of future principal payments and will amortize over the remaining life of the associated debt instrument.

Recurring Fair Value Measurements
The following tables include the Evergy Companies' balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	December 31, 2019	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$86.1	$78.6	$—	$—	$7.5
International equity funds	52.0	52.0	—	—	—
Core bond fund	39.3	39.3	—	—	—
High-yield bond fund	22.3	22.3	—	—	—
Emerging markets bond fund	19.4	19.4	—	—	—
Combination debt/equity/other fund	16.4	16.4	—	—	—
Alternative investments fund	23.9	—	—	—	23.9
Real estate securities fund	12.6	—	—	—	12.6
Cash equivalents	0.5	0.5	—	—	—
Total nuclear decommissioning trust	272.5	228.5	—	—	44.0
Rabbi trust
Core bond fund	25.3	—	—	—	25.3
Combination debt/equity/other fund	6.3	—	—	—	6.3
Cash equivalents	0.1	0.1	—	—	—
Total rabbi trust	31.7	0.1	—	—	31.6
Total	$304.2	$228.6	$—	$—	$75.6
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$211.1	$211.1	$—	$—	$—
Debt securities
U.S. Treasury	50.3	50.3	—	—	—
U.S. Agency	0.4	—	0.4	—	—
State and local obligations	2.2	—	2.2	—	—
Corporate bonds	33.2	—	33.2	—	—
Foreign governments	0.1	—	0.1	—	—
Cash equivalents	3.1	3.1	—	—	—
Other	0.3	—	0.3	—	—
Total nuclear decommissioning trust	300.7	264.5	36.2	—	—
Self-insured health plan trust(b)
Equity securities	0.5	0.5	—	—	—
Debt securities	6.7	1.4	5.3	—	—
Cash and cash equivalents	2.7	2.7	—	—	—
Total self-insured health plan trust	9.9	4.6	5.3	—	—
Total	$310.6	$269.1	$41.5	$—	$—
Other Evergy
Assets
Rabbi trusts
Fixed income fund	$13.3	$—	$—	$—	$13.3
Cash and cash equivalents	0.5	0.5	—	—	—
Total rabbi trusts	$13.8	$0.5	$—	$—	$13.3
Evergy
Assets
Nuclear decommissioning trust(a)	$573.2	$493.0	$36.2	$—	$44.0
Rabbi trusts	45.5	0.6	—	—	44.9
Self-insured health plan trust(b)	9.9	4.6	5.3	—	—
Total	$628.6	$498.2	$41.5	$—	$88.9

Description	December 31, 2018	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$70.6	$63.9	$—	$—	$6.7
International equity funds	36.2	36.2	—	—	—
Core bond fund	37.5	37.5	—	—	—
High-yield bond fund	18.9	18.9	—	—	—
Emerging markets bond fund	15.4	15.4	—	—	—
Combination debt/equity/other fund	12.9	12.9	—	—	—
Alternative investments fund	24.1	—	—	—	24.1
Real estate securities fund	11.8	—	—	—	11.8
Cash equivalents	0.1	0.1	—	—	—
Total nuclear decommissioning trust	227.5	184.9	—	—	42.6
Rabbi trust
Core bond fund	24.8	—	—	—	24.8
Combination debt/equity/other fund	5.6	—	—	—	5.6
Cash equivalents	0.2	0.2	—	—	—
Total rabbi trust	30.6	0.2	—	—	30.4
Total	$258.1	$185.1	$—	$—	$73.0
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$166.6	$166.6	$—	$—	$—
Debt securities
U.S. Treasury	42.1	42.1	—	—	—
U.S. Agency	0.4	—	0.4	—	—
State and local obligations	2.1	—	2.1	—	—
Corporate bonds	30.9	—	30.9	—	—
Foreign governments	0.1	—	0.1	—	—
Cash equivalents	1.7	1.7	—	—	—
Other	0.7	0.7	—	—	—
Total nuclear decommissioning trust	244.6	211.1	33.5	—	—
Self-insured health plan trust(b)
Equity securities	0.5	0.5	—	—	—
Debt securities	3.9	0.3	3.6	—	—
Cash and cash equivalents	8.0	8.0	—	—	—
Total self-insured health plan trust	12.4	8.8	3.6	—	—
Total	$257.0	$219.9	$37.1	$—	$—
Other Evergy
Assets
Rabbi trusts
Fixed income fund	$13.2	$—	$—	$—	$13.2
Total rabbi trusts	$13.2	$—	$—	$—	$13.2
Liabilities
Interest rate swaps(c)	$5.4	$—	$5.4	$—	$—
Total	$5.4	$—	$5.4	$—	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$472.1	$396.0	$33.5	$—	$42.6
Rabbi trust	43.8	0.2	—	—	43.6
Self-insured health plan trust(b)	12.4	8.8	3.6	—	—
Total	$528.3	$405.0	$37.1	$—	$86.2
Liabilities
Interest rate swaps(c)	$5.4	$—	$5.4	$—	$—
Total	$5.4	$—	$5.4	$—	$—

(a)	Fair value is based on quoted market prices of the investments held by the trust and/or valuation models.

(b)
Fair value is based on quoted market prices of the investments held by the trust. Debt securities classified as Level 1 are comprised of U.S. Treasury securities. Debt securities classified as Level 2 are comprised of corporate bonds, U.S. Agency, state and local obligations, and other asset-backed securities.

(c)
The fair value of interest rate swaps are determined by calculating the net present value of expected payments and receipts under the interest rate swaps using observable market inputs including interest rates and London Interbank Offered Rate (LIBOR) swap rates.

Certain Evergy and Evergy Kansas Central investments included in the table above are measured at NAV as they do not have readily determinable fair values. In certain situations, these investments may have redemption restrictions.
The following table provides additional information on these Evergy and Evergy Kansas Central investments.

	December 31, 2019		December 31, 2018		December 31, 2019
	Fair	Unfunded	Fair	Unfunded	Redemption	Length of
	Value	Commitments	Value	Commitments	Frequency	Settlement
Evergy Kansas Central	(millions)
Nuclear decommissioning trust:
Domestic equity funds	$7.5	$3.3	$6.7	$4.3	(a)	(a)
Alternative investments fund(b)	23.9	—	24.1	—	Quarterly	65 days
Real estate securities fund(b)	12.6	—	11.8	—	Quarterly	65 days
Total	$44.0	$3.3	$42.6	$4.3
Rabbi trust:
Core bond fund	$25.3	$—	$24.8	$—	(c)	(c)
Combination debt/equity/other fund	6.3	—	5.6	—	(c)	(c)
Total	$31.6	$—	$30.4	$—
Other Evergy
Rabbi trusts:
Fixed income fund	$13.3	$—	$13.2	$—	(c)	(c)
Total Evergy investments at NAV	$88.9	$3.3	$86.2	$4.3

(a)
This investment is in five long-term private equity funds that do not permit early withdrawal. Investments in these funds cannot be distributed until the underlying investments have been liquidated, which may take years from the date of initial liquidation. Three funds have begun to make distributions. The initial investment in the fourth and fifth fund occurred in 2016 and 2018, respectively. The fourth fund's term is 15 years, subject to the general partner's right to extend the term for up to three additional one-year periods.  The fifth fund's term will be 15 years after the initial closing date, subject to additional extensions approved by a fund advisory committee to provide for an orderly liquidation of fund investments and dissolution of the fund.

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
The following table summarizes the net unrealized gains (losses) for the Evergy Companies' nuclear decommissioning trusts and rabbi trusts.

	2019	2018	2017
Evergy Kansas Central	(millions)
Nuclear decommissioning trust - equity securities	$33.3	$(31.8)	15.7
Rabbi trust - equity securities	3.2	1.0	(14.3)
Total	$36.5	$(30.8)	$1.4
Evergy Metro(a)
Nuclear decommissioning trust - equity securities	$40.7	$(20.7)	26.7
Nuclear decommissioning trust - debt securities	5.1	(2.5)	0.5
Total	$45.8	$(23.2)	$27.2
Evergy
Nuclear decommissioning trust - equity securities	$74.0	$(54.1)	15.7
Nuclear decommissioning trust - debt securities	5.1	(0.5)	—
Rabbi trusts - equity securities	3.1	1.0	(14.3)
Total	$82.2	$(53.6)	$1.4
(a) Evergy Metro amounts are included in consolidated Evergy from June 4, 2018, the date of the closing of the merger, and thereafter.
15. COMMITMENTS AND CONTINGENCIES
Environmental Matters
Set forth below are descriptions of contingencies related to environmental matters that may impact the Evergy Companies' operations or their financial results. Management's assessment of these contingencies, which are based on federal and state statutes and regulations, and regulatory agency and judicial interpretations and actions, has evolved over time. These laws and regulations can also change, restrict or otherwise impact the Evergy Companies' operations or financial results in many ways, including the handling or disposal of waste material and the planning for future construction activities. The failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties and/or the imposition of remedial requirements. The Evergy Companies believe that all of their operations are in substantial compliance with current federal, state and local environmental standards.
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
Cross-State Air Pollution Update Rule
In September 2016, the Environmental Protection Agency (EPA) finalized the Cross-State Air Pollution (CSAPR) Update Rule. The final rule addresses interstate transport of nitrogen oxides emissions in 22 states including Kansas, Missouri and Oklahoma during the ozone season and the impact from the formation of ozone on downwind states with respect to the 2008 ozone National Ambient Air Quality Standards (NAAQS). In December 2018, the EPA finalized a determination, known as the CSAPR Close-Out Rule, demonstrating the CSAPR Update Rule fully addressed certain upwind states' 2008 ozone NAAQS interstate transport obligations. Various states and others have challenged both the CSAPR Update Rule and the CSAPR Close-Out Rule in the U.S. Court of Appeals for the

D.C. Circuit (D.C. Circuit). In the fourth quarter of 2019, the D.C. Circuit granted these petitions and remanded a portion of the CSAPR Update Rule back to the EPA and vacated the CSAPR Close-Out Rule in its entirety. Due to the uncertainty in what the future CSAPR Update Rule will include, the Evergy Companies cannot determine the impact on their operations or consolidated financial results, but it could be material.
Greenhouse Gases
Burning coal and other fossil fuels releases carbon dioxide (CO2) and other gases referred to as greenhouse gases (GHG).  Various regulations under the federal Clean Air Act Amendments of 1990 (CAA) limit CO2 and other GHG emissions, and in addition, other measures are being imposed or offered by individual states, municipalities and regional agreements with the goal of reducing GHG emissions.
In August 2018, the EPA published in the Federal Register proposed regulations, which contained (1) emission guidelines for GHG emissions from existing electric utility generating units (EGUs), (2) revisions to emission guideline implementing regulations and (3) revisions to the new source review (NSR) program. These emission guidelines are better known as the Affordable Clean Energy (ACE) Rule. In July 2019, the EPA published in the Federal Register the final ACE Rule with one significant change from the proposal. The NSR program revisions were not included in the final version and are expected to be addressed in a future rulemaking. The ACE Rule establishes emission guidelines for states to use in the development of plans to reduce GHG emissions from existing coal-fired EGUs. This rule defines the "best system of emission reduction" (BSER) for GHG emissions from existing coal-fired EGUs as on-site, heat-rate efficiency improvements. The final rule also provides states with a list of candidate technologies that can be used to establish standards of performance and incorporate these performance standards into state plans. In order for the states to be able to effectively implement the emission guidelines contained in the ACE Rule, the EPA is finalizing new regulations under Section 111(d) of the CAA to help clarify this process. The ACE Rule became effective in September 2019. In conjunction with the finalization of the ACE Rule, the EPA repealed its previously adopted Clean Power Plan (CPP). Also in September 2019, the D.C. Circuit granted motions to dismiss challenges to the CPP and challenges to EPA's denial of reconsideration of the CPP.
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
Water
The Evergy Companies discharge some of the water used in generation and other operations containing substances deemed to be pollutants. A November 2015 EPA rule establishes effluent limitations guidelines (ELG) and standards for wastewater discharges, including limits on the amount of toxic metals and other pollutants that can be discharged. Implementation timelines for this 2015 rule vary from 2018 to 2023. On November 22, 2019, the EPA published a proposed modification to the ELG rule. The proposed rule modifies numeric limits for flue gas desulfurization (FGD) wastewater and adds a 10% volumetric purge limit for bottom ash transport water. The timeline for final FGD wastewater compliance is also delayed by two years to December 31, 2025. The Evergy Companies are in the process of reviewing the proposed rule and the costs to comply with these changes could be material.
In April 2019, the U.S. Court of Appeals for the 5th Circuit (5th Circuit) issued a ruling that vacates and remands portions of the original ELG rule. Due to this ruling, future ELG modifications for the best available technology economically achievable for legacy waste water and leachate are likely.
In October 2014, the EPA's final standards for cooling water intake structures at power plants to protect aquatic life took effect. The standards, based on Section 316(b) of the federal Clean Water Act (CWA), require subject facilities to choose among seven best available technology options to reduce fish impingement. In addition, some facilities must conduct studies to assist permitting authorities to determine whether and what site-specific controls, if any, would be required to reduce entrainment of aquatic organisms. The Evergy Companies' current analysis indicates this rule will not have a significant impact on their coal plants that employ cooling towers or cooling lakes that can be classified as closed cycle cooling and do not expect the impact from this rule to be material. Plants without closed cycle cooling are under evaluation for compliance with these standards and may require additional controls that could be material.
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
Regulation of Coal Combustion Residuals
In the course of operating their coal generation plants, the Evergy Companies produce CCRs, including fly ash, gypsum and bottom ash. The EPA published a rule to regulate CCRs in April 2015, that requires additional CCR handling, processing and storage equipment and closure of certain ash disposal units.
In March 2019, the D.C. Circuit issued a ruling to grant the EPA's request to remand the Phase I, Part I CCR rule. This was in response to a prior court ruling requiring the EPA to address un-lined surface impoundment closure requirements. On December 2, 2019, the EPA published a proposed rule called the Part A CCR Rule. This proposal reclassifies clay-lined surface impoundments from "lined" to "unlined" and establishes a deadline of August 31, 2020 to initiate closure. The prior rule included a deadline of October 31, 2020 for unlined impoundments to initiate closure. In February 2020, the EPA released a pre-publication version of a proposed rule called the Part B CCR Rule. This proposal includes a process to allow unlined impoundments to continue to operate if a demonstration is made to prove that they are not adversely impacting groundwater, human health or the environment. The proposal also includes clarification regarding ash used in the closure of landfills and surface impoundments. The Evergy Companies are in the process of reviewing these proposed rules and the costs to comply with these changes could be material.
The Evergy Companies have recorded AROs for their current estimates for the closure of ash disposal ponds, but the revision of these AROs may be required in the future due to changes in existing CCR regulations, the results of groundwater monitoring of CCR units or changes in interpretation of existing CCR regulations or changes in the timing or cost to close ash disposal ponds. If revisions to these AROs are necessary, the impact on the Evergy Companies' operations or consolidated financial results could be material.
Storage of Spent Nuclear Fuel
Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel. In 2010, the DOE filed a motion with the Nuclear Regulatory Commission (NRC) to withdraw its then pending application to construct a national repository for the disposal of spent nuclear fuel and high-level radioactive waste at Yucca Mountain, Nevada. The NRC has not yet issued a final decision on the matter.
Wolf Creek has elected to build a dry cask storage facility to expand its existing on-site spent nuclear fuel storage, which is expected to provide additional capacity prior to 2022. The Evergy Companies expect that the majority of the costs to construct the dry cask storage facility that would not have otherwise been incurred had the DOE begun accepting spent nuclear fuel will be reimbursed by the DOE. The Evergy Companies cannot predict when, or if, an off-site storage site or alternative disposal site will be available to receive Wolf Creek's spent nuclear fuel and will continue to monitor this activity.
Nuclear Insurance
Nuclear liability, property and accidental outage insurance is maintained for Wolf Creek. These policies contain certain industry standard terms, conditions and exclusions, including, but not limited to, ordinary wear and tear and war. An industry aggregate limit of $3.2 billion for nuclear events ($1.8 billion of non-nuclear events) plus any reinsurance, indemnity or any other source recoverable by Nuclear Electric Insurance Limited (NEIL), provider of property and accidental outage insurance, exists for acts of terrorism affecting Wolf Creek or any other NEIL insured plant within 12 months from the date of the first act. In addition, participation is required in industry-wide retrospect assessment programs as discussed below.
Nuclear Liability Insurance
Pursuant to the Price-Anderson Act, liability insurance includes coverage against public nuclear liability claims resulting from nuclear incidents to the required limit of public liability, which is approximately $13.9 billion. This limit of liability consists of the maximum available commercial insurance of $0.4 billion and the remaining $13.5 billion is provided through mandatory participation in an industry-wide retrospective assessment program. Under this retrospective assessment program, the owners of Wolf Creek are jointly and severally subject to an assessment of up to $137.6 million (Evergy's share is $129.2 million and each of Evergy Kansas Central's and Evergy Metro's is $64.6 million), payable at no more than $20.5 million (Evergy's share is $19.2 million and each of Evergy Kansas Central's and Evergy Metro's is $9.6 million) per incident per year per reactor for any commercial U.S. nuclear reactor qualifying incident. Both the total and yearly assessment is subject to an inflationary adjustment based on the Consumer Price Index and applicable premium taxes. In addition, the U.S. Congress could impose additional revenue-raising measures to pay claims.
Nuclear Property and Accidental Outage Insurance
The owners of Wolf Creek carry decontamination liability, nuclear property damage and premature nuclear decommissioning liability insurance for Wolf Creek totaling approximately $2.8 billion. Insurance coverage for non-nuclear property damage accidents total approximately $2.3 billion. In the event of an extraordinary nuclear accident, insurance proceeds must first be used for reactor stabilization and site decontamination in accordance with a plan mandated by the NRC. The Evergy Companies' share of any remaining proceeds can be used to pay for property damage or, if certain requirements are met, including decommissioning the plant, toward a shortfall in the nuclear decommissioning trust fund. The owners also carry additional insurance with NEIL to help cover costs of replacement power and other extra expenses incurred during a prolonged outage resulting from accidental property damage at Wolf Creek. If significant losses were incurred at any of the nuclear plants insured under the NEIL policies, the owners of Wolf Creek may be subject to retrospective assessments under the current policies of approximately $33.2 million (Evergy's share is $31.2 million and each of Evergy Kansas Central's and Evergy Metro's is $15.6 million).
Nuclear Insurance Considerations
Although the Evergy Companies maintain various insurance policies to provide coverage for potential losses and liabilities resulting from an accident or an extended outage, the insurance coverage may not be adequate to cover the costs that could result from a catastrophic accident or extended outage at Wolf Creek. Any substantial losses not covered by insurance, to the extent not recoverable in prices, would have a material effect on the Evergy Companies' consolidated financial results.

Contractual Commitments - Fuel, Power and Other
The Evergy Companies' contractual commitments at December 31, 2019, excluding pensions, long-term debt and leases, are detailed in the following tables. See Notes 10, 13 and 21 for information regarding pension, long-term debt and lease commitments, respectively.

Evergy
	2020	2021	2022	2023	2024	After 2024	Total
Purchase commitments	(millions)
Fuel	$486.9	$137.0	$83.2	$84.7	$17.1	$94.1	$903.0
Power	47.3	47.4	47.6	47.8	41.7	325.2	557.0
Other	147.7	42.3	30.0	25.1	19.4	117.7	382.2
Total contractual commitments	$681.9	$226.7	$160.8	$157.6	$78.2	$537.0	$1,842.2

Evergy Kansas Central
	2020	2021	2022	2023	2024	After 2024	Total
Purchase commitments	(millions)
Fuel	$269.9	$33.0	$47.2	$45.7	$11.5	$59.0	$466.3
Other	76.5	11.7	4.7	3.0	0.2	—	96.1
Total contractual commitments	$346.4	$44.7	$51.9	$48.7	$11.7	$59.0	$562.4

Evergy Metro
	2020	2021	2022	2023	2024	After 2024	Total
Purchase commitments	(millions)
Fuel	$180.2	$92.5	$36.0	$39.0	$5.6	$35.1	$388.4
Power	34.8	34.9	35.1	35.3	29.2	225.4	394.7
Other	58.4	29.0	24.2	21.6	18.7	112.9	264.8
Total contractual commitments	$273.4	$156.4	$95.3	$95.9	$53.5	$373.4	$1,047.9

Fuel commitments consist of commitments for nuclear fuel, coal and coal transportation. Power commitments consist of certain commitments for renewable energy under power purchase agreements. Other represents individual commitments entered into in the ordinary course of business.
16. GUARANTEES
In the ordinary course of business, Evergy and certain of its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include, for example, guarantees and letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiary's intended business purposes. In connection with the closing of the merger, Evergy assumed the guarantees previously provided to Evergy Missouri West by Great Plains Energy. The majority of these agreements guarantee Evergy's own future performance, so a liability for the fair value of the obligation is not recorded.
At December 31, 2019, Evergy has provided $110.2 million of credit support for Evergy Missouri West as follows:

•	Evergy direct guarantees to Evergy Missouri West counterparties totaling $17.0 million, which expire in 2020, and

•	Evergy's guarantee of Evergy Missouri West long-term debt totaling $93.2 million, which includes debt with maturity dates ranging from 2020 to 2023.
Evergy has also guaranteed Evergy Missouri West's commercial paper program. At December 31, 2019, Evergy Missouri West had $93.4 million of commercial paper outstanding. None of the guaranteed obligations are subject to default or prepayment if Evergy Missouri West's credit ratings were downgraded.
17. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
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
Jointly-Owned Plants and Shared Services
Evergy Metro employees manage Evergy Missouri West's business and operate its facilities at cost, including Evergy Missouri West's 18% ownership interest in Evergy Metro's Iatan Nos. 1 and 2.  The operating expenses and capital costs billed from Evergy Metro to Evergy Missouri West were $172.8 million for 2019, $183.2 million for 2018 and $196.3 million for 2017.

Evergy Kansas Central employees manage JEC and operate its facilities at cost, including Evergy Missouri West's 8% ownership interest in JEC. The operating expenses and capital costs billed from Evergy Kansas Central to Evergy Missouri West for JEC and other various business activities were $24.9 million for 2019 and $12.3 million for 2018.
Evergy Metro employees manage La Cygne Station and operate its facilities at cost, including Evergy Kansas Central's 50% interest in La Cygne Station. Evergy Metro and Evergy Kansas Central employees also provide one another with shared service support, including costs related to human resources, information technology, accounting and legal services. The operating expenses and capital costs billed from Evergy Metro to Evergy Kansas Central were $154.9 million for 2019 and $82.9 million for 2018. The operating and capital costs billed from Evergy Kansas Central to Evergy Metro were $40.6 million for 2019 and $17.5 million for 2018.
Money Pool
Evergy Metro and Evergy Missouri West are also authorized to participate in the Evergy, Inc. money pool, an internal financing arrangement in which funds may be lent on a short-term basis to Evergy Metro and Evergy Missouri West from Evergy, Inc. and between Evergy Metro and Evergy Missouri West. At December 31, 2019 and 2018, Evergy Metro had no outstanding receivables or payables under the money pool.
Related Party Net Receivables and Payables
The following table summarizes Evergy Kansas Central's and Evergy Metro's related party net receivables and payables.

	December 31
	2019	2018
Evergy Kansas Central	(millions)
Net receivable from Evergy Missouri West	$3.1	$2.6
Net payable to Evergy Metro	(14.9)	(13.5)
Net receivable from (payable to) Evergy	6.9	(1.4)

Evergy Metro
Net receivable from Evergy Missouri West	$78.7	$72.6
Net receivable from Evergy Kansas Central	14.9	13.5
Net receivable from (payable to) Evergy	(4.3)	15.7

Tax Allocation Agreement
Evergy files a consolidated federal income tax return as well as unitary and combined income tax returns in several state jurisdictions with Kansas and Missouri being the most significant. Income taxes for consolidated or combined subsidiaries are allocated to the subsidiaries based on separate company computations of income or loss. As of December 31, 2019 and 2018, Evergy Kansas Central had income taxes receivable from Evergy of $37.9 million and $42.7 million, respectively. As of December 31, 2019 and 2018, Evergy Metro had income taxes payable to Evergy of $14.1 million and $2.0 million, respectively.
Leases
Evergy Metro leases certain transmission equipment from Evergy Kansas Central. This lease was entered into prior to the merger in an arms-length transaction and is accounted for as an operating lease. As of December 31, 2019, Evergy Metro had a right-of-use asset of $29.5 million recorded within other long-term assets, $0.6 million of lease liability recorded in other current liabilities and $28.9 million of lease liability recorded in other long-term liabilities on its consolidated balance sheet related to this lease. The assets and liabilities related to this lease between Evergy Kansas Central and Evergy Metro are eliminated at consolidated Evergy.

18. SHAREHOLDERS' EQUITY
Evergy's authorized capital stock consists of 600 million shares of common stock, without par value, and 12 million shares of Preference Stock, without par value.
Evergy Registration Statements
In November 2018, Evergy filed an automatic shelf registration statement providing for the sale of unlimited amounts of securities with the SEC, which expires in November 2021.
Evergy has registered shares of its common stock with the SEC for its Dividend Reinvestment and Direct Stock Purchase Plan. Shares issued under the plan may be either newly issued shares or shares purchased on the open market.
Evergy has registered shares of its common stock with the SEC for the Evergy, Inc. 401(k) Savings Plan. Shares issued under the plans may be either newly issued shares or shares purchased on the open market.
Common Stock Repurchase Program
In July 2018, the Evergy Board authorized the repurchase of up to 60 million shares of Evergy's common stock. Evergy has utilized various methods to effectuate the share repurchase program since its authorization, including the repurchase of shares through accelerated share repurchase (ASR) agreements and open market transactions. Evergy retires repurchased common stock shares in the period the shares are repurchased. For 2019, Evergy had total repurchases of common stock of $1,628.7 million and had repurchased 28.8 million shares under the repurchase program. Since the start of the repurchase program in August 2018, Evergy has made total repurchases of common stock of $2,671.0 million and has repurchased 45.2 million shares under the repurchase program. Evergy does not anticipate making additional repurchases of common stock under its share repurchase program while the Strategic Review & Operations Committee of the Evergy Board conducts its review of ways to enhance long-term shareholder value, which is expected to conclude in the first half of 2020.
The following table summarizes the ASRs completed as part of Evergy's common stock repurchase program.

Date ASR Entered	Final Settlement Date	Amount	Shares Delivered
		(millions)
August 2018	October/November 2018	$450.0	7.9
November 2018	February 2019	475.0	8.3
March 2019	June 2019	450.0	7.8
June 2019	September 2019	500.0	8.1
September 2019	November/December 2019	500.0	7.8

Under the ASR agreements entered into with various financial institutions, Evergy was delivered a number of shares of its common stock based on the amount of the ASR agreement and the average daily volume-weighted average price of its common stock during the term of the ASR agreement, less a negotiated discount. Evergy reflects ASRs as a repurchase of common stock in the period the shares are delivered for purposes of calculating earnings per share and as forward contracts indexed to its own common stock. Evergy's ASRs have met all of the applicable criteria for equity classification and therefore are not accounted for as derivative instruments.
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
As of December 31, 2019, all of Evergy's and Evergy Kansas Central's retained earnings and net income were free of restrictions and Evergy Metro had a retained earnings restriction of $152.0 million. Evergy's subsidiaries had restricted net assets of approximately $5.0 billion as of December 31, 2019. These restrictions are not expected to affect the Evergy Companies' ability to pay dividends at the current level for the foreseeable future.
19. VARIABLE INTEREST ENTITIES
In determining the primary beneficiary of a VIE, the Evergy Companies assess the entity's purpose and design, including the nature of the entity's activities and the risks that the entity was designed to create and pass through to its variable interest holders. A reporting enterprise is deemed to be the primary beneficiary of a VIE if it has (a) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The primary beneficiary of a VIE is required to consolidate the VIE. The trust holding an 8% interest in JEC was a VIE until the expiration of a purchase option in July 2017 and then again during 2019 until the 8% interest was purchased by Evergy Kansas Central in August 2019. The trust holding Evergy Kansas Central's 50% interest in La Cygne Unit 2 is a VIE and Evergy Kansas Central remains the primary beneficiary of the trust.
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
8% Interest in JEC
Under an agreement that expired in August 2019, Evergy Kansas Central leased an 8% interest in JEC from a trust. The trust was financed with an equity contribution from an owner participant and debt issued by the trust. The trust was created specifically to purchase the 8% interest in JEC and lease it to a third party and did not hold any other assets. Evergy Kansas Central met the requirements to be considered the primary beneficiary of the trust until July 2017, when a contractual option to purchase the 8% interest in the plant covered by the lease expired. Accordingly, Evergy Kansas Central deconsolidated the trust in the third quarter of 2017. Evergy Kansas Central then reconsolidated the trust as a VIE in the first quarter of 2019 following an agreement with the owner to purchase the 8% interest in JEC from the trust in August 2019. Evergy Kansas Central deconsolidated the trust for the final time following the closing of this purchase in August 2019.
50% Interest in La Cygne Unit 2
Under an agreement that expires in September 2029, Evergy Kansas Central entered into a sale-leaseback transaction with a trust under which the trust purchased Evergy Kansas Central's 50% interest in La Cygne Unit 2 and subsequently leased it back to Evergy Kansas Central. The trust was financed with an equity contribution from an owner participant and debt issued by the trust. The trust was created specifically to purchase the 50% interest in

La Cygne Unit 2 and lease it back to Evergy Kansas Central and does not hold any other assets. Evergy Kansas Central meets the requirements to be considered the primary beneficiary of the trust. In determining the primary beneficiary of the trust, Evergy Kansas Central concluded that the activities of the trust that most significantly impact its economic performance and that Evergy Kansas Central has the power to direct include (1) the operation and maintenance of the 50% interest in La Cygne Unit 2 and (2) Evergy Kansas Central's ability to exercise a purchase option at the end of the agreement at the lesser of fair value or a fixed amount. Evergy Kansas Central has the potential to receive benefits from the trust that could potentially be significant if the fair value of the 50% interest in La Cygne Unit 2 at the end of the agreement is greater than the fixed amount.
The following table summarizes the assets and liabilities related to the VIE described above that are recorded on Evergy's and Evergy Kansas Central's consolidated balance sheets.

	December 31
	2019	2018
Assets:	(millions)
Property, plant and equipment of variable interest entities, net	$162.0	$169.2
Liabilities:
Current maturities of long-term debt of variable interest entities	$32.3	$30.3
Accrued interest(a)	0.3	0.5
Long-term debt of variable interest entities, net	18.8	51.1

(a)	Included in accrued interest on Evergy's and Evergy Kansas Central's consolidated balance sheets.
All of the liabilities noted in the table above relate to the purchase of the property, plant and equipment of the VIE. The assets of the VIE can be used only to settle obligations of the VIE and the VIE's debt holders have no recourse to the general credit of Evergy and Evergy Kansas Central. Evergy and Evergy Kansas Central have not provided financial or other support to the VIE and are not required to provide such support. Evergy and Evergy Kansas Central did not record any gain or loss upon the initial consolidation of the VIE.
20. TAXES
Components of income tax expense are detailed in the following tables.

Evergy	2019	2018	2017
Current income taxes	(millions)
Federal	$(39.5)	$(67.4)	$0.1
State	15.0	2.2	0.4
Total	(24.5)	(65.2)	0.5
Deferred income taxes
Federal	93.2	160.1	122.8
State	27.5	(32.3)	30.7
Total	120.7	127.8	153.5
Investment tax credit
Deferral	5.2	—	—
Amortization	(4.4)	(3.6)	(2.8)
Total	0.8	(3.6)	(2.8)
Income tax expense	$97.0	$59.0	$151.2

Evergy Kansas Central	2019	2018	2017
Current income taxes	(millions)
Federal	$37.9	$(0.3)	$0.1
State	2.6	(1.8)	0.4
Total	40.5	(2.1)	0.5
Deferred income taxes
Federal	(8.9)	43.5	122.8
State	18.4	(42.9)	30.7
Total	9.5	0.6	153.5
Investment tax credit
Deferral	5.2	—	—
Amortization	(3.1)	(2.8)	(2.8)
Total	2.1	(2.8)	(2.8)
Income tax expense (benefit)	$52.1	$(4.3)	$151.2

Evergy Metro(a)	2019	2018	2017
Current income taxes	(millions)
Federal	$43.9	$29.8	$37.4
State	22.4	8.9	8.3
Total	66.3	38.7	45.7
Deferred income taxes
Federal	(24.5)	(3.4)	74.7
State	(5.0)	53.0	8.8
Total	(29.5)	49.6	83.5
Investment tax credit
Amortization	(1.1)	(1.0)	(1.0)
Total	(1.1)	(1.0)	(1.0)
Income tax expense	$35.7	$87.3	$128.2

(a)Evergy Metro amounts are included in consolidated Evergy from June 4, 2018, the date of the closing of the merger, and thereafter.
Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Evergy	2019	2018	2017
Federal statutory income tax	21.0%	21.0%	35.0%
COLI policies	(1.8)	(1.9)	(3.1)
State income taxes	5.0	4.9	4.1
Flow through depreciation for plant-related differences	(4.5)	0.8	2.3
Federal tax credits	(4.9)	(6.4)	(6.9)
Non-controlling interest	(0.4)	(0.4)	(0.9)
AFUDC equity	(0.1)	(0.1)	(0.2)
Amortization of federal investment tax credits	(0.5)	(0.6)	(0.6)
Changes in uncertain tax positions, net	(0.2)	0.1	—
Federal or state tax rate change	—	(8.7)	2.5
Valuation allowance	(1.0)	0.4	0.3
Stock compensation	0.1	(0.4)	(0.9)
Officer compensation limitation	0.1	1.2	0.2
Other	(0.4)	(0.2)	(0.8)
Effective income tax rate	12.4%	9.7%	31.0%

Evergy Kansas Central	2019	2018	2017
Federal statutory income tax	21.0%	21.0%	35.0%
COLI policies	(3.3)	(3.3)	(3.1)
State income taxes	5.3	5.0	4.1
Flow through depreciation for plant-related differences	(0.1)	1.6	2.3
Federal tax credits	(7.4)	(10.4)	(6.9)
Non-controlling interest	(0.8)	(0.6)	(0.9)
AFUDC equity	(0.1)	(0.2)	(0.2)
Amortization of federal investment tax credits	(0.7)	(0.8)	(0.6)
Changes in uncertain tax positions, net	(0.4)	0.1	—
Federal or state tax rate change	—	(15.3)	2.5
Valuation allowance	(0.4)	0.5	0.3
Stock compensation	(0.1)	(0.8)	(0.9)
Officer compensation limitation	—	1.8	0.2
Other	(0.3)	0.2	(0.8)
Effective income tax rate	12.7%	(1.2)%	31.0%

Evergy Metro(a)	2019	2018	2017
Federal statutory income tax	21.0%	21.0%	35.0%
COLI policies	(0.2)	(0.2)	(0.3)
State income taxes	4.7	5.5	3.8
Flow through depreciation for plant-related differences	(9.4)	(2.5)	0.5
Federal tax credits	(2.5)	(2.1)	(2.4)
AFUDC equity	(0.2)	(0.1)	(0.7)
Amortization of federal investment tax credits	(0.4)	(0.4)	(0.3)
Federal or state tax rate change	—	14.1	5.3
Valuation allowance	—	—	0.4
Stock compensation	—	—	0.2
Officer compensation limitation	0.3	0.6	0.1
Other	(1.0)	(1.0)	—
Effective income tax rate	12.3%	34.9%	41.6%

(a)Evergy Metro amounts are included in consolidated Evergy from June 4, 2018, the date of the closing of the merger, and thereafter.

Deferred Income Taxes
The tax effects of major temporary differences resulting in deferred income tax assets (liabilities) in the consolidated balance sheets is in the following table.

	December 31
	2019			2018
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Deferred tax assets:	(millions)
Tax credit carryforward	$548.9	$337.3	$204.4	$508.1	$307.1	$194.0
Income taxes refundable to customers, net	466.3	234.3	176.2	478.1	233.1	186.9
Deferred employee benefit costs	197.0	93.4	120.4	215.4	89.6	118.3
Net operating loss carryforward	163.4	23.1	61.9	383.3	60.7	119.2
Deferred state income taxes	64.4	64.4	—	62.5	62.5	—
Alternative minimum tax carryforward	37.9	13.4	—	73.4	26.7	—
Accrued liabilities	80.4	14.5	29.1	82.6	13.6	32.8
Other	183.2	99.1	55.1	193.5	101.7	46.7
Total deferred tax assets before valuation allowance	1,741.5	879.5	647.1	1,996.9	895.0	697.9
Valuation allowances	(17.5)	—	—	(27.3)	(1.7)	—
Total deferred tax assets, net	1,724.0	879.5	647.1	1,969.6	893.3	697.9
Deferred tax liabilities:
Plant-related	(3,107.1)	(1,481.7)	(1,157.0)	(3,164.9)	(1,491.6)	(1,199.7)
Deferred employee benefit costs	(173.3)	(93.4)	(79.5)	(199.9)	(89.6)	(86.1)
Acquisition premium	(68.2)	(68.2)	—	(72.6)	(72.6)	—
Other	(119.8)	(53.9)	(53.4)	(131.4)	(54.9)	(43.9)
Total deferred tax liabilities	(3,468.4)	(1,697.2)	(1,289.9)	(3,568.8)	(1,708.7)	(1,329.7)
Net deferred income tax liabilities	$(1,744.4)	$(817.7)	$(642.8)	$(1,599.2)	$(815.4)	$(631.8)

Tax Credit Carryforwards
At December 31, 2019 and 2018, Evergy had $379.0 million and $333.8 million, respectively, of federal general business income tax credit carryforwards.  At December 31, 2019 and 2018, Evergy Kansas Central had $168.8 million and $134.0 million, respectively, of federal general business income tax credit carryforwards. At December 31, 2019 and 2018, Evergy Metro had $203.2 million and $192.8 million, respectively, of federal general business income tax credit carryforwards.  The carryforwards for Evergy, Evergy Kansas Central and Evergy Metro relate primarily to wind production tax credits and advanced coal investment tax credits and expire in the years 2020 to 2039. Approximately $0.4 million of Evergy's credits are related to Low Income Housing credits that were acquired in Great Plains Energy's acquisition of Evergy Missouri West.  Due to federal limitations on the utilization of income tax attributes acquired in the Evergy Missouri West acquisition, Evergy expects a portion of these credits to expire unutilized and has provided a valuation allowance against $0.3 million of the federal income tax benefit.

The year of origin of Evergy's, Evergy Kansas Central's and Evergy Metro's related tax benefit amounts for federal tax credit carryforwards as of December 31, 2019 are detailed in the following table.

	Amount of Benefit
Year of Origin	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
2000	$7.3	$7.3	$—
2001	9.7	9.7	—
2002	0.3	0.2	—
2003	0.3	0.2	—
2004	0.3	0.2	—
2005	0.3	0.2	—
2006	0.3	0.2	—
2007	0.6	0.6	—
2008	39.8	0.5	38.9
2009	47.7	0.2	47.4
2010	18.4	—	18.2
2011	13.3	—	13.2
2012	14.4	3.6	10.7
2013	24.3	11.3	12.9
2014	24.1	10.7	13.0
2015	24.7	10.9	13.2
2016	27.1	11.0	12.4
2017	43.9	35.1	8.2
2018	43.9	36.3	7.5
2019	38.3	30.6	7.6
	$379.0	$168.8	$203.2

At December 31, 2019 and 2018, Evergy had $169.9 million and $174.3 million, respectively, of tax benefits related to state income tax credit carryforwards. At December 31, 2019 and 2018, Evergy Kansas Central had $168.5 million and $173.1 million, respectively, of tax benefit related to state income tax credit carryforwards. At December 31, 2019 and 2018, Evergy Metro had $1.2 million of tax benefits related to state income tax credit carryforwards. The state income tax credits relate primarily to the Kansas high performance incentive program tax credits and expire in the years 2024 to 2034.
Net Operating Loss Carryforwards
At December 31, 2019 and 2018, Evergy had $132.4 million and $324.2 million, respectively, of tax benefits related to federal net operating loss (NOL) carryforwards.  At December 31, 2019 and 2018, Evergy Kansas Central had $12.3 million and $40.1 million, respectively, of tax benefits related to federal NOL carryforwards. At December 31, 2019 and 2018, Evergy Metro had $56.2 million and $107.5 million, respectively, of tax benefits related to federal NOL carryforwards. Approximately $51.1 million at December 31, 2019 are tax benefits related to NOLs that were acquired in the Evergy Missouri West acquisition. Due to federal limitations on the utilization of income tax attributes acquired in the Evergy Missouri West acquisition, Evergy expects a portion of these credits to expire unutilized and has provided a valuation allowance against $7.1 million of the federal income tax benefit. The federal NOL carryforwards expire in years 2023 to 2037.

The year of origin of Evergy's, Evergy Kansas Central's and Evergy Metro's related tax benefit amounts for federal NOL carryforwards as of December 31, 2019 are detailed in the following table.

	Amount of Benefit
Year of Origin	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
2005	$19.1	$—	$—
2006	32.0	—	—
2014	2.8	0.2	0.9
2015	58.8	—	55.3
2016	4.6	—	—
2017	15.1	12.1	—
	$132.4	$12.3	$56.2

In addition, Evergy also had deferred tax benefits of $31.0 million and $59.1 million related to state NOLs as of December 31, 2019 and 2018, respectively.  Evergy Kansas Central had deferred tax benefits of $10.8 million and $20.6 million related to state NOLs as of December 31, 2019 and 2018, respectively. Evergy Metro had deferred tax benefits of $5.7 million and $11.7 million related to state NOLs as of December 31, 2019 and 2018, respectively. The state NOL carryforwards expire in years 2020 to 2038. Evergy does not expect to utilize $10.1 million of NOLs before the expiration date of the carryforwards of NOLs in certain states. Therefore, a valuation allowance has been provided against $10.1 million of state tax benefits.
Alternative Minimum Tax Carryforwards
At December 31, 2019 and 2018, Evergy had $37.9 million and $73.4 million, respectively, of federal alternative minimum tax (AMT) credit carryforwards. At December 31, 2019 and 2018, Evergy Kansas Central had $13.4 million and $26.7 million, respectively, of federal AMT carryforwards.  These credits do not expire and can be used to reduce taxes paid in the future or become refundable starting in 2018.
Valuation Allowances
Evergy is required to assess the ultimate realization of deferred tax assets using a "more likely than not" assessment threshold.  This assessment takes into consideration tax planning strategies within Evergy's control.  As a result of this assessment, Evergy has established a partial valuation allowance for federal and state tax NOL carryforwards and tax credit carryforwards. During 2019, $9.8 million of tax benefit was recorded in continuing operations primarily related to AMT credits and the expiration of certain state NOL carryforwards.
Federal Tax Reform
In December 2017, the U.S. Congress passed and President Donald Trump signed Public Law No. 115-97, commonly referred to as the TCJA. The TCJA represents the first major reform in U.S. income tax law since 1986. Most notably, the TCJA reduces the current top corporate income tax rate from 35% to 21% beginning in 2018, repeals the corporate AMT, makes existing AMT tax credit carryforwards refundable, and changes the deductibility and taxability of certain items, among other things. Prior to the change in tax rates that has been reflected in their 2018 rate cases, Evergy Kansas Central, Evergy Metro and Evergy Missouri West recovered the cost of income taxes in rates from their customers based on the 35% federal corporate income tax rate.
In January 2018, the KCC issued an order requiring certain regulated public utilities, including Evergy Kansas Central and Evergy Metro, to begin recording a regulatory liability for the difference between the new federal corporate tax rate and amounts currently collected in rates. In the second quarter of 2018, Evergy Kansas Central and Evergy Metro entered into settlement agreements with KCC staff and other intervenors in which they further agreed to begin deferring any impacts of the TCJA on their excess accumulated deferred income taxes to a regulatory liability. The KCC approved these settlement agreements in June 2018. Evergy Metro and Evergy

Missouri West had also recorded regulatory liabilities in 2018 due to the probability that they would also be required to make similar refunds to their Missouri customers.
The final regulatory treatment of these regulatory liabilities for the refund of tax reform benefits was determined in each of Evergy Kansas Central's, Evergy Metro's and Evergy Missouri West's rate cases with the KCC and MPSC. See Note 5 for more information and the amounts of the regulatory liabilities recorded by the Evergy Companies.

Missouri Tax Reform
On June 1, 2018, the Missouri governor signed Senate Bill (S.B.) 884 into law. Most notably, S.B. 884 reduces the corporate income tax rate from 6.25% to 4.0% beginning in 2020, provides for the mandatory use of the single sales factor formula and eliminates intercompany transactions between corporations that file a consolidated Missouri income tax return.
As a result of the change in the Missouri corporate income tax rate, Evergy Metro revalued and restated its deferred income tax assets and liabilities as of June 1, 2018. Evergy Metro decreased its net deferred income tax liabilities by $46.6 million, primarily consisting of a $28.8 million adjustment for the revaluation and restatement of deferred income tax assets and liabilities included in Missouri jurisdictional rate base and a $9.9 million tax gross-up adjustment for ratemaking purposes. The decrease to Evergy Metro's net deferred income tax liabilities included in Missouri jurisdictional rate base were offset by a corresponding increase in regulatory liabilities. The net regulatory liabilities will be amortized to customers over a period to be determined in a future rate case.
Evergy Metro recognized $15.5 million of income tax benefit primarily related to the difference between Evergy Metro's revaluation of its deferred income tax assets and liabilities for financial reporting purposes and the amount of the revaluation pertaining to Evergy Metro's Missouri jurisdictional rate base.
21. LEASES
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
The Evergy Companies have entered into several agreements to purchase energy through renewable purchase power agreements that are accounted for as leases that commenced prior to the application of Topic 842. Due to the intermittent nature of renewable generation, these leases have significant variable lease payments not included in the initial and subsequent measurement of the lease liability. Variable lease payments are expensed as incurred. In addition, certain other contracts contain payment for activity that transfers a separate good or service such as utilities or common area maintenance. The Evergy Companies have elected a practical expedient permitted by GAAP to not separate such components of the lease from other lease components for all leases.
The Evergy, Evergy Kansas Central and Evergy Metro leases have remaining terms ranging from 1 to 19 years, 1 to 19 years and 1 to 26 years, respectively. Leases that have original lease terms of twelve months or less are not recognized on the Evergy Companies’ balance sheets. Some leases have options to renew the lease or terminate early at the election of the Evergy Companies. Judgment is applied at lease commencement to determine the reasonably certain lease term based on then-current assumptions about use of the leased asset, market conditions and terms in the contract. The judgment applied to determine the lease term can significantly impact the measurement of the lease liability and right-of-use asset and lease classification.
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
The Evergy Companies’ lease expense is detailed in the following table.

Year Ended December 31, 2019	Evergy	Evergy Kansas Central	Evergy Metro
Finance lease costs	(millions)
Amortization of right-of-use assets	$5.2	$5.0	$0.1
Interest on lease liabilities	2.9	2.7	0.1
Operating lease costs	23.8	13.2	9.2
Short-term lease costs	4.0	1.2	2.6
Variable lease costs for renewable purchase power agreements	313.0	130.8	129.2
Total lease costs	$348.9	$152.9	$141.2
Supplemental cash flow information related to the Evergy Companies' leases is detailed in the following table.

Year Ended December 31, 2019	Evergy	Evergy Kansas Central	Evergy Metro
Cash paid for amounts included in the measurement of lease liabilities:	(millions)
Operating cash flows from operating leases	$21.7	$13.7	$9.9
Operating cash flows from finance leases	2.8	2.6	0.1
Financing cash flows from finance leases	5.0	4.8	0.1
Right-of-use assets obtained in exchange for new operating lease liabilities	10.4	6.1	2.4
Right-of-use assets obtained in exchange for new finance lease liabilities	8.3	8.3	—

Finance Leases
Right-of-use assets for finance leases are included in property, plant and equipment on the Evergy Companies’ balance sheets. Lease liabilities for finance leases are included in other current and other long-term liabilities. Payments and other supplemental information for finance leases as of December 31, 2019, are detailed in the following table.

	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
2020	$8.1	$7.6	$0.2
2021	7.4	7.0	0.2
2022	6.7	6.2	0.2
2023	5.8	5.4	0.2
2024	4.7	4.3	0.2
After 2024	46.2	44.6	0.9
Total finance lease payments	78.9	75.1	1.9
Amounts representing imputed interest	(26.1)	(25.0)	(0.5)
Present value of lease payments	52.8	50.1	1.4
Less: current portion	(4.9)	(4.7)	(0.1)
Total long-term obligations under finance leases	$47.9	$45.4	$1.3

Right-of-use assets under finance leases included in property, plant and equipment, net on the consolidated balance sheets	$302.8	$43.5	$1.4

Weighted-average remaining lease term (years)	14.3	14.6	8.7
Weighted-average discount rate	5.6%	5.5%	7.6%

Operating Leases
Right-of-use assets for operating leases are included in other long-term assets on the Evergy Companies’ balance sheets. Lease liabilities for operating leases are included in other current and other long-term liabilities. Lease payments and other supplemental information for operating leases as of December 31, 2019, are detailed in the following table.

	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
2020	$20.5	$11.6	$10.7
2021	17.0	8.6	10.1
2022	14.1	6.4	9.3
2023	11.0	3.8	8.8
2024	9.2	2.3	8.5
After 2024	44.7	1.5	82.8
Total operating lease payments	116.5	34.2	130.2
Amounts representing imputed interest	(18.5)	(2.3)	(35.4)
Present value of lease payments	98.0	31.9	94.8
Less: current portion	(15.6)	(9.1)	(7.0)
Total long-term obligations under operating leases	$82.4	$22.8	$87.8

Right-of-use assets under operating leases included in other assets on the consolidated balance sheets	$104.5	$39.4	$76.6

Weighted-average remaining lease term (years)	8.8	3.8	15.8
Weighted-average discount rate	3.8%	3.4%	4.2%

22. QUARTERLY OPERATING RESULTS (UNAUDITED)

	Quarter
Evergy	1st	2nd	3rd	4th
2019	(millions, except per share amounts)
Operating revenue	$1,216.9	$1,221.7	$1,577.6	$1,131.6
Operating income	209.6	271.7	538.7	165.8
Net income	103.4	144.6	370.9	66.7
Net income attributable to Evergy, Inc.	99.5	139.7	366.8	63.9
Basic and diluted earnings per common share	0.39	0.57	1.56	0.28
2018
Operating revenue	$600.2	$893.4	$1,582.5	$1,199.8
Operating income	123.5	126.9	533.1	150.1
Net income	62.9	104.4	357.6	21.1
Net income attributable to Evergy, Inc.	60.5	101.8	355.0	18.5
Basic and diluted earnings per common share	0.42	0.56	1.32	0.07

	Quarter
Evergy Kansas Central	1st	2nd	3rd	4th
2019	(millions)
Operating revenue	$596.8	$585.5	$749.0	$576.1
Operating income	124.3	127.6	242.4	102.2
Net income	68.3	67.2	168.2	55.4
Net income attributable to Evergy Kansas Central, Inc.	64.4	62.3	164.1	52.6
2018
Operating revenue	$600.2	$650.9	$764.8	$599.0
Operating income	123.5	76.1	256.9	94.0
Net income	62.9	77.6	178.0	30.6
Net income attributable to Evergy Kansas Central, Inc.	60.5	75.0	175.4	28.0

	Quarter
Evergy Metro	1st	2nd	3rd	4th
2019	(millions)
Operating revenue	$425.4	$437.0	$568.8	$375.3
Operating income	56.9	101.9	215.5	52.2
Net income	16.0	59.4	151.9	27.9
2018
Operating revenue	$397.1	$452.2	$559.6	$414.2
Operating income	61.0	114.7	189.4	44.7
Net income (loss)	20.2	24.6	120.3	(2.2)

Quarterly data is subject to seasonal fluctuations with peak periods occurring in the summer months. Evergy's results reflect the results of operations of Evergy Kansas Central for all periods in 2018 and Evergy Metro and Evergy Missouri West beginning with the quarter ended June 30, 2018. See Note 1 for more information.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Evergy.  Under the supervision and with the participation of Evergy’s chief executive officer and chief financial officer, management evaluated the effectiveness of Evergy’s internal control over financial reporting as of December 31, 2019.  Management used for this evaluation the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has concluded that, as of December 31, 2019, Evergy’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework.  Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued its attestation report on Evergy’s internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Evergy, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Evergy, Inc. and subsidiaries (the "Company") as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2019, of the Company and our report dated March 2, 2020, expressed an unqualified opinion on those financial statements and financial statement schedules.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/DELOITTE & TOUCHE LLP
Kansas City, Missouri
March 2, 2020

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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Kansas Central's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Evergy Kansas Central.  Under the supervision and with the participation of Evergy Kansas Central’s chief executive officer and chief financial officer, management evaluated the effectiveness of Evergy Kansas Central’s internal control over financial reporting as of December 31, 2019. Management used for this evaluation the framework in Internal Control - Integrated Framework (2013) issued by the COSO of the Treadway Commission.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has concluded that, as of December 31, 2019, Evergy Kansas Central’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Metro's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Evergy Metro.  Under the supervision and with the participation of Evergy Metro’s chief executive officer and chief financial officer, management evaluated the effectiveness of Evergy Metro’s internal control over financial reporting as of December 31, 2019.  Management used for this evaluation the framework in Internal Control - Integrated Framework (2013) issued by the COSO of the Treadway Commission.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has concluded that, as of December 31, 2019, Evergy Metro’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework.
ITEM 9B.  OTHER INFORMATION
Investors should note that the Evergy Companies announce material financial information in SEC filings, press releases and public conference calls. In accordance with SEC guidelines, the Evergy Companies also use the Investor Relations tab on their website, www.evergy.com, to communicate with investors. It is possible that the financial and other information posted there could be deemed to be material information. The information on Evergy's website is not part of this document.
PART III
Information required by Items 10-14 of Part III of this Form 10-K with respect to Evergy will be included in an amendment to this Form 10-K, or incorporated by reference to Evergy's definitive proxy statement with respect to its 2020 Annual Meeting of Shareholders (Proxy Statement) on or before April 29, 2020.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Evergy
The information required by this item will be included in an amendment to this Form 10-K or will be incorporated by reference from the following sections of the Proxy Statement:

•	Information regarding the directors of Evergy will be contained in the Proxy Statement section titled "Election of Directors."

•
If applicable, information regarding compliance with Section 16(a) of the Exchange Act will be contained in the Proxy Statement section titled "Security Ownership of Directors, Management and Beneficial Owners."

•	Information regarding the Audit Committee of Evergy will be contained in the Proxy Statement section titled "Board Structure - Committees of the Board."

•	Information regarding Evergy's Code of Ethics will be contained in the Proxy Statement section titled "Corporate Governance - Code of Ethics."
Information required by this item regarding Evergy's executive officers is contained in this report in Part I, Item 1 in "Information About Evergy's Executive Officers."
Evergy Kansas Central and Evergy Metro
Other information required by this item regarding Evergy Kansas Central and Evergy Metro has been omitted in reliance on General Instruction (I) to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
Evergy
The information required by this item will be included in an amendment to this Form 10-K or will be incorporated by reference to the following sections of the Proxy Statement: "Executive Compensation," "Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Report" and "Director Independence - Compensation Committee Interlocks and Insider Participation."
Evergy Kansas Central and Evergy Metro
Other information required by this item regarding Evergy Kansas Central and Evergy Metro has been omitted in reliance on General Instruction (I) to Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Evergy
The information required by this item regarding security ownership of the directors and executive officers of Evergy will be included in an amendment to this Form 10-K or will be incorporated by reference to the "Security Ownership of Directors, Management and Beneficial Owners" section of the Proxy Statement.
Evergy Kansas Central and Evergy Metro
The information required by this item regarding Evergy Kansas Central and Evergy Metro has been omitted in reliance on General Instruction (I) to Form 10-K.
Equity Compensation Plans
Upon the consummation of the merger, Evergy assumed both Evergy Kansas Central's LTISA and Great Plains Energy's Amended Long-Term Incentive Plan, which was renamed the Evergy, Inc. Long-Term Incentive Plan. The renamed Evergy Long-Term Incentive Plan permits the grant of restricted stock, restricted stock units, bonus shares, stock options, stock appreciation rights, director shares, director deferred share units, performance shares and other stock-based awards to directors, officers and other employees of Evergy.
The following table provides information, as of December 31, 2019, regarding the number of common shares to be issued upon exercise of outstanding options, warrants and rights, their weighted average exercise price, and the number of shares of common stock remaining available for future issuance. The table excludes shares issued or issuable under any defined contribution savings plans.

Number of securities
	Number of		remaining available
	securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)
Evergy Long-Term Incentive Plan	673,320 (2)	$— (3)	1,937,404
Equity compensation plans not approved by security holders	—	—	—
Total	673,320 (2)	$— (3)	1,937,404
(1)The Evergy Kansas Central, Inc. Long-Term Incentive and Share Award Plan will not be used for future awards. As of December 31, 2019, there were approximately 87,126 RSUs with only service requirements outstanding under the plan, and approximately 360,368 units outstanding that were deferred pursuant to the Evergy Kansas Central, Inc. non-employee deferred compensation program. Deferred units will continue to receive deferred dividend equivalents in the form of additional deferred units until payouts pursuant to elections begin.

(2)Includes 228,256 performance shares at target performance levels, 146,224 RSUs with only service requirements, 197,250 RSUs with performance measures and director deferred share units for 101,590 shares of Evergy common stock outstanding at December 31, 2019.
(3)The performance shares, RSUs and director deferred share units have no exercise price and therefore are not reflected in the weighted-average exercise price.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Evergy
The information required by this item will be included in an amendment to this Form 10-K or will be incorporated by reference to the "Director Independence" and "Related Party Transactions" sections of the Proxy Statement.
Evergy Kansas Central and Evergy Metro
The information required by this item regarding Evergy Kansas Central and Evergy Metro has been omitted in reliance on General Instruction (I) to Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Evergy
The information required by this item regarding the independent auditors of Evergy and its subsidiaries will be included in an amendment to this Form 10-K or will be incorporated by reference to the "Ratification of Appointment of Independent Auditors" section of the Proxy Statement.
Evergy Kansas Central and Evergy Metro
The Audit Committee of the Evergy Board functions as the Audit Committee of Evergy Kansas Central and Evergy Metro. The following tables set forth the aggregate fees billed by Deloitte & Touche LLP for audit services rendered in connection with the consolidated financial statements and reports for 2019 and 2018 and for other services rendered during 2019 and 2018 on behalf of Evergy Kansas Central and Evergy Metro, as well as all out-of-pocket costs incurred in connection with these services:

Evergy Kansas Central	2019	2018
Fee Category
Audit Fees	$2,044,100	$2,168,000
Audit-Related Fees	24,000	40,000
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$2,068,100	$2,208,000

Evergy Metro	2019	2018
Fee Category
Audit Fees	$1,503,000	$1,801,396
Audit-Related Fees	24,000	23,000
Tax Fees	—	34,765
All Other Fees	—	—
Total Fees	$1,527,000	$1,859,161
Audit Fees: Consists of fees billed for professional services rendered for the audits of the annual consolidated financial statements of Evergy Kansas Central and Evergy Metro and reviews of the interim condensed consolidated financial statements included in quarterly reports. Audit fees also include: services provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements; audit reports on audits of the effectiveness of internal control over financial reporting and other attest services, except those not required by statute or regulation; services related to filings with the SEC, including comfort letters, consents and assistance with and review of documents filed with the SEC; and accounting research in support of the audit.
Audit-Related Fees: Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of consolidated financial statements of Evergy Kansas Central and Evergy Metro and are not reported under "Audit Fees." These services include consultation concerning financial accounting and reporting standards.
Tax Fees: Consists of fees billed for tax compliance and related support of tax returns and other tax services, including assistance with tax audits, and tax research and planning.
All Other Fees: Consists of fees for all other services other than those described above.
Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services
The Audit Committee has adopted policies and procedures for the pre-approval of all audit services, audit-related services, tax services and other services to be provided by the independent registered public accounting firm for Evergy Kansas Central and Evergy Metro. Under these policies and procedures, the Audit Committee may pre-approve certain types of services, up to the aggregate fee levels it sets. Any proposed service within a pre-approved type of service that would cause the applicable fee level to be exceeded cannot be provided unless the Audit Committee either amends the applicable fee level or specifically approves the proposed service. The Audit Committee, as well, may specifically approve audit, audit-related, tax or other services on a case-by-case basis. Pre-approval is generally provided for up to one year, unless the Audit Committee specifically provides for a different period. Management provides quarterly updates to the Audit Committee regarding actual fees spent with respect to pre-approved services.  The Chair of the Audit Committee may pre-approve audit, audit-related, tax and other services provided by the independent registered public accounting firm as required between meetings and report such pre-approval at the next Audit Committee meeting.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements

Evergy, Inc.		Page No.

a.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017	62

b.	Consolidated Balance Sheets - December 31, 2019 and 2018	63

c.	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017	65

d.	Consolidated Statements of Changes in Equity for the years ended December 31, 2019, 2018 and 2017	66

e.	Notes to Consolidated Financial Statements	77

f.	Report of Independent Registered Public Accounting Firm	57

Evergy Kansas Central, Inc.

g.	Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017	67

h.	Consolidated Balance Sheets - December 31, 2019 and 2018	68

i.	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017	70

j.	Consolidated Statements of Changes in Equity for the years ended December 31, 2019, 2018 and 2017	71

k.	Notes to Consolidated Financial Statements	77

l.	Report of Independent Registered Public Accounting Firm	60

Evergy Metro, Inc.

m.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017	72

n.	Consolidated Balance Sheets - December 31, 2019 and 2018	73

o.	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017	75

p.	Consolidated Statements of Changes in Equity for the years ended December 31, 2019, 2018 and 2017	76

q.	Notes to Consolidated Financial Statements	77

r.	Report of Independent Registered Public Accounting Firm	61

Financial Statement Schedules

	Evergy, Inc.

a.	Schedule I - Parent Company Financial Statements	169

b.	Schedule II - Valuation and Qualifying Accounts and Reserves	173

	Evergy Kansas Central, Inc.
c.	Schedule II - Valuation and Qualifying Accounts and Reserves	173

	Evergy Metro, Inc.

d.	Schedule II - Valuation and Qualifying Accounts and Reserves	174

Exhibits

Exhibit Number		Description of Document	Registrant

2.1	*∆
Agreement and Plan of Merger, dated May 29, 2016, by and among Evergy Kansas Central, Inc. (formerly Westar Energy Inc.), Great Plains Energy Incorporated and, from and after its accession thereto, Merger Sub (as defined therein) (Exhibit 2.1 to Great Plains Energy's Form 8-K filed on May 31, 2016).
Evergy Evergy Kansas Central

2.2	*∆
Amended and Restated Merger Agreement, dated July 9, 2017, by and among Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.), Great Plains Energy Incorporated, Monarch Energy Holding, Inc., King Energy, Inc. and, solely for the purposes set forth therein, GP Star, Inc. (Exhibit 2.1 to Great Plains Energy's Form 8-K filed on July 10, 2017).
Evergy Evergy Kansas Central

3.1	*	Amended and Restated Articles of Incorporation of Evergy, Inc., effective June 4, 2018 (Exhibit 3.1 to Form 8-K filed on June 4, 2018).	Evergy

3.2	*	Amended and Restated By-laws of Evergy, Inc., effective November 27, 2019 (Exhibit 3.1 to Form 8-K filed on December 2, 2019).	Evergy

3.3	*	Amended and Restated Articles of Consolidation of Evergy Metro, Inc., as amended September 16, 2019 (Exhibit 3.1 to Evergy Metro's Form 10-Q for the quarter ended September 30, 2019).	Evergy Metro

3.4	*	Amended and Restated By-laws of Evergy Metro, Inc., as amended September 16, 2019 (Exhibit 3.2 to Evergy Metro's Form 10-Q for the quarter ended September 30, 2019).	Evergy Metro

3.5	*
Amended and Restated Articles of Incorporation of Evergy Kansas Central, Inc., as amended September 16, 2019 (Exhibit 3.3 to Evergy Kansas Central's Form 10-Q for the quarter ended September 30, 2019).
Evergy Kansas Central

3.6	*	Amended and Restated By-laws of Evergy Kansas Central, Inc., as amended September 16, 2019 (Exhibit 3.4 to Evergy Kansas Central's Form 10-Q for the quarter ended September 30, 2019).	Evergy Kansas Central

4.1	*
Indenture, dated June 1, 2004, between Evergy. Inc. (successor to Great Plains Energy Incorporated) and BNY Midwest Trust Company, as trustee (Exhibit 4.4 to Great Plains Energy's Form 8-A/A filed on June 14, 2004).
Evergy

4.2	*
First Supplemental Indenture, dated June 14, 2004, between Evergy. Inc. (successor to Great Plains Energy Incorporated) and BNY Midwest Trust Company, as trustee (Exhibit 4.5 to Great Plains Energy's Form 8-A/A filed on June 14, 2004).
Evergy

4.3	*
Second Supplemental Indenture, dated September 25, 2007, between Evergy. Inc. (successor to Great Plains Energy Incorporated) and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.1 to Great Plains Energy's Form 8-K filed on September 26, 2007).
Evergy

4.4	*
Third Supplemental Indenture, dated August 13, 2010, between Evergy. Inc. (successor to Great Plains Energy Incorporated) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Great Plains Energy's Form 8-K filed on August 13, 2010).
Evergy

4.5	*
Fourth Supplemental Indenture, dated May 19, 2011, between Evergy. Inc. (successor to Great Plains Energy Incorporated) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Great Plains Energy's Form 8-K filed on May 19, 2011).
Evergy

4.6	*
Fifth Supplemental Indenture, dated March 9, 2017, between Evergy. Inc. (successor to Great Plains Energy Incorporated) and The Bank of New York Trust Company, N.A. as trustee (Exhibit 4.1 to Great Plains Energy's Form 8-K filed on March 9, 2017).
Evergy

4.7	*
Sixth Supplemental Indenture, dated June 4, 2018, by and among Great Plains Energy Incorporated, Evergy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy's Form 8-K filed on June 4, 2018).
Evergy

4.8	*	Seventh Supplemental Indenture dated as of September 9, 2019 between Evergy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K filed on September 9, 2019).	Evergy

4.9	*
Subordinated Indenture, dated May 18, 2009, between Evergy. Inc. (successor to Great Plains Energy Incorporated) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Great Plains Energy's Form 8-K filed on May 19, 2009).
Evergy

4.10	*
Supplemental Indenture No. 1, dated May 18, 2009, between Evergy. Inc. (successor to Great Plains Energy Incorporated) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.2 to Great Plains Energy's Form 8-K filed on May 19, 2009).
Evergy

4.11	*
Supplemental Indenture No. 2, dated March 22, 2012, between Evergy. Inc. (successor to Great Plains Energy Incorporated) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Great Plains Energy's Form 8-K filed on March 23, 2012).
Evergy

4.12	*
Supplemental Indenture No. 3, dated June 4, 2018, by and among Great Plains Energy Incorporated, Evergy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.2 to Evergy's Form 8-K filed on June 4, 2018).
Evergy

4.13	*
Indenture, dated August 24, 2001, between Evergy Missouri West (formerly Aquila, Inc.) and BankOne Trust Company, N.A., as trustee (Exhibit 4(d) to Registration Statement on Form S-3 (File No. 333-68400) filed by Aquila, Inc. on August 27, 2001).
Evergy

4.14	*
Second Supplemental Indenture, dated July 3, 2002, between Missouri West, Inc. (formerly Aquila, Inc.) and BankOne Trust Company, N.A., as trustee (Exhibit 4(c) to Form S-4 (File No. 333-100204) filed by Aquila, Inc. on September 30, 2002).
Evergy

4.15	*
General Mortgage and Deed of Trust, dated December 1, 1986, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.12 to Evergy Metro's Form 10-K for the year ended December 31, 2017).
Evergy Evergy Metro

4.16	*
Fifth Supplemental Indenture, dated September 1, 1992, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.13 to Evergy Metro's Form 10-K for the year ended December 31, 2017).
Evergy Evergy Metro

4.17	*
Seventh Supplemental Indenture, dated October 1, 1993, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.14 to Evergy Metro's Form 10-K for the year ended December 31, 2017).
Evergy Evergy Metro

4.18	*
Eighth Supplemental Indenture, dated December 1, 1993, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.15 to Evergy Metro's Form 10-K for the year ended December 31, 2017).
Evergy Evergy Metro

4.19	*
Eleventh Supplemental Indenture, dated August 15, 2005, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.2 to Evergy Metro's Form 10-Q for the quarter ended September 30, 2005).
Evergy Evergy Metro

4.20	*
Thirteenth Supplemental Indenture, dated March 1, 2009, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.3 to Evergy Metro's Form 8-K filed on March 24, 2009).
Evergy Evergy Metro

4.21	*
Fourteenth Supplemental Indenture, dated March 1, 2009, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.4 to Evergy Metro's Form 8-K filed on March 24, 2009).
Evergy Evergy Metro

4.22	*
Fifteenth Supplemental Indenture, dated June 30, 2011, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.1 to Evergy Metro's Form 10-Q for the quarter ended June 30, 2011).
Evergy Evergy Metro

4.23	*
Sixteenth Supplemental Indenture, March 1, 2019, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) UMB Bank N.A., as trustee (Exhibit 4.3 to Evergy's Form 8-K filed on March 14, 2019).
Evergy Evergy Metro

4.24	*
Seventeenth Supplemental Indenture, dated March 27, 2019, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.1 to Evergy's Form 8-K filed on March 27, 2019).
Evergy Evergy Metro

4.25	*
Indenture, dated December 1, 2000, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York, as trustee (Exhibit 4(a) to Evergy Metro's Form 8-K filed on December 18, 2000).
Evergy Evergy Metro

4.26	*
Indenture, dated March 1, 2002, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York, as trustee (Exhibit 4.1.b. to Evergy Metro's Form 10-Q for the quarter ended March 31, 2002).
Evergy Evergy Metro

4.27	*
Supplemental Indenture No. 1, dated November 15, 2005, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York, as trustee (Exhibit 4.2.j to Evergy Metro's Form 10-K for the year ended December 31, 2005).
Evergy Evergy Metro

4.28	*
Supplemental Indenture No. 2, dated March 1, 2019, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York Mellon, as trustee (Exhibit 4.2 to Evergy's Form 8-K filed on March 14, 2019).
Evergy Evergy Metro

4.29	*
Indenture, dated May 1, 2007, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Metro's Form 8-K filed on June 4, 2007).
Evergy Evergy Metro

4.30	*
Supplemental Indenture No. 1, dated June 4, 2007, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.2 to Evergy Metro's Form 8-K filed on June 4, 2007).
Evergy Evergy Metro

4.31	*
Supplemental Indenture No. 2, dated March 11, 2008, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.2 to Evergy Metro's Form 8-K filed on March 11, 2008).
Evergy Evergy Metro

4.32	*
Supplemental Indenture No. 3, dated September 20, 2011, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York Mellon Trust Company, N.A., trustee (Exhibit 4.1 to Evergy Metro's Form 8-K filed on September 20, 2011).
Evergy Evergy Metro

4.33	*
Supplemental Indenture No. 4, dated March 14, 2013, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York Mellon Trust Company, N.A., trustee (Exhibit 4.1 to Evergy Metro's Form 8-K filed on March 14, 2013).
Evergy Evergy Metro

4.34	*
Supplemental Indenture No. 5, dated August 18, 2015, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York Mellon Trust Company, N.A., trustee (Exhibit 4.1 to Everg Metro's Form 8-K filed on August 18, 2015).
Evergy Evergy Metro

4.35	*
Supplemental Indenture No. 6, dated June 15, 2017, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Metro's Form 8-K filed on June 15, 2017).
Evergy Evergy Metro

4.36	*
Supplemental Indenture No. 7, dated March 1, 2018, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Metro's Form 8-K filed on March 1, 2018).
Evergy Evergy Metro

4.37	*
Supplemental Indenture No. 8, dated March 1, 2019, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Metro's Form 8-K filed on March 14, 2019).
Evergy Evergy Metro

4.38	*
Note Purchase Agreement, dated August 16, 2013, among Evergy Missouri West, Inc. (formerly KCP&L Greater Missouri Operations Company) and the purchasers party thereto (Exhibit 4.1 to Great Plains Energy's Form 8-K filed on August 19, 2013).
Evergy

4.39	*
Note Purchase Agreement dated February 12, 2019, among Evergy Missouri West, Inc. (formerly KCP&L Greater Missouri Operations Company) and the purchasers party thereto (Exhibit 4.5 to Evergy's Form 10-Q for the quarter ended March 31, 2019).
Evergy

4.40	*
Mortgage and Deed of Trust, dated July 1, 1939, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc. and The Kansas Power and Light Company) and Harris Trust and Savings Bank, as trustee (Exhibit 4.35 to Evergy Kansas Central's Form 10-K for the fiscal year ended December 31, 2018).
Evergy Evergy Kansas Central

4.41	*
First Supplemental Indenture, dated July 1, 1939, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc. and The Kansas Power and Light Company) and Harris Trust and Savings Bank, as trustee (Exhibit 4.36 to Evergy Kansas Central's Form 10-K for the fiscal year ended December 31, 2018).
Evergy Evergy Kansas Central

4.42	*
Second Supplemental Indenture, dated April 1, 1949, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc. and The Kansas Power and Light Company) and Harris Trust and Savings Bank, as trustee (Exhibit 4.37 to Evergy Kansas Central's Form 10-K for the fiscal year ended December 31, 2018).
Evergy Evergy Kansas Central

4.43	*
Sixth Supplemental Indenture, dated October 4, 1951, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc. and The Kansas Power and Light Company) and Harris Trust and Savings Bank, as trustee (Exhibit 4.38 to Evergy Kansas Central's Form 10-K for the fiscal year ended December 31, 2018).
Evergy Evergy Kansas Central

4.44	*
Fourteenth Supplemental Indenture, dated May 1, 1976, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc. and The Kansas Power and Light Company) and Harris Trust and Savings Bank, as trustee (Exhibit 4.39 to Evergy Kansas Central's Form 10-K for the fiscal year ended December 31, 2018).
Evergy Evergy Kansas Central

4.45	*
Twenty-Eighth Supplemental Indenture, dated July 1, 1992, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc. and Western Resources, Inc.) and Harris Trust and Savings Bank, as trustee (Exhibit 4.40 to Evergy Kansas Central's Form 10-K for the fiscal year ended December 31, 2018).
Evergy Evergy Kansas Central

4.46	*
Thirty-Second Supplemental Indenture, dated April 15, 1994, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc. and Western Resources, Inc.) and Harris Trust and Savings Bank, as trustee (Exhibit 4(s) to Evergy Kansas Central's Form 10-K for the fiscal year ended December 31, 1994).
Evergy Evergy Kansas Central

4.47	*
Thirty-Fourth Supplemental Indenture, dated June 28, 2000, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc. and Western Resources, Inc.) and Harris Trust and Savings Bank, as trustee (Exhibit 4(v) to Evergy Kansas Central's Form 10-K for the fiscal year ended December 31, 2000).
Evergy Evergy Kansas Central

4.48	*
Thirty-Sixth Supplemental Indenture, dated June 1, 2004, between Evergy Kansas Central, Inc. (formerly Westar Energy Inc.) and BNY Midwest Trust Company, as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on January 18, 2005).
Evergy Evergy Kansas Central

4.49	*
Thirty-Eighth Supplemental Indenture, dated January 18, 2005, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and BNY Midwest Trust Company, as trustee (Exhibit 4.3 to Evergy Kansas Central's Form 8-K filed on January 18, 2005).
Evergy Evergy Kansas Central

4.50	*
Thirty-Ninth Supplemental Indenture, dated June 30, 2005, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and BNY Midwest Trust Company, as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on July 1, 2005).
Evergy Evergy Kansas Central

4.51	*
Forty-Second Supplemental Indenture, dated March 1, 2012, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on February 29, 2012).
Evergy Evergy Kansas Central

4.52	*
Forty-Second Supplemental (Reopening) Indenture, dated May 17, 2012, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on May 16, 2012).
Evergy Evergy Kansas Central

4.53	*
Forty-Third Supplemental Indenture, dated March 28, 2013, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on March 22, 2013).
Evergy Evergy Kansas Central

4.54	*
Forty-Fourth Supplemental Indenture, dated August 19, 2013, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on August 14, 2013).
Evergy Evergy Kansas Central

4.55	*
Forty-Fifth Supplemental Indenture, dated November 13, 2015, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on November 6, 2015).
Evergy Evergy Kansas Central

4.56	*
Forty-Sixth Supplemental Indenture, dated June 20, 2016, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on June 17, 2016).
Evergy Evergy Kansas Central

4.57	*
Forty-Seventh Supplemental Indenture, dated March 6, 2017, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on March 3, 2017).
Evergy Evergy Kansas Central

4.58	*
Forty-Eighth Supplemental Indenture, dated June 4, 2018, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on June 4, 2018).
Evergy Evergy Kansas Central

4.59	*
Forty-Ninth Supplemental Indenture, dated August 19, 2019, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on August 19, 2019).
Evergy Evergy Kansas Central

4.60	*
Senior Indenture, dated August 1, 1998, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and Deutsche Bank Trust Company Americas, as trustee, including Form of Senior Note (Exhibit 4.1 to Evergy Kansas Central's Form 10-Q for the quarter ended June 30, 1998).
Evergy Evergy Kansas Central

4.61	*
Form of Subordinated Indenture between Evergy Kansas Central, Inc. (formerly Westar Energy and The Bank of New York Mellon Trust Company, N.A., as trustee, including Form of Subordinated Note (Exhibit 4.3 to Evergy Kansas Central's Form S-3 filed on March 18, 2016 (No. 333-210266)).
Evergy Evergy Kansas Central

4.62		Description of Securities.	Evergy Evergy Kansas Central Evergy Metro

10.1	*+
Evergy, Inc. (successor to Great Plains Energy Incorporated) Amended Long-Term Incentive Plan, as amended effective on May 3, 2016 (Exhibit 10.4 to Great Plains Energy's Form 10-Q for the quarter ended June 30, 2016).
Evergy Evergy Metro

10.2	*+
Evergy, Inc. (successor to Great Plains Energy Incorporated) Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2016 (Exhibit 10.3 to Great Plains Energy's Form 10-Q for the quarter ended March 31, 2016).
Evergy Evergy Metro

10.3	*+
Evergy, Inc. (successor to Great Plains Energy Incorporated) Long-Term Incentive Plan Awards Standards and Performance Criteria Effective January 1, 2017 (Exhibit 10.3 to Great Plains Energy's Form 10-Q for the quarter ended March 31, 2017).
Evergy Evergy Metro

10.4	*+
Evergy, Inc. (successor to Great Plains Energy Incorporated) Long-Term Incentive Plan Awards Standards and Performance Criteria Effective January 1, 2018 (Exhibit 10.3 to Great Plains Energy's Form 10-Q for the quarter ended March 31, 2018).
Evergy Evergy Metro

10.5	*+	Form of Evergy, Inc. (successor to Great Plains Energy Incorporated) 2016 three-year Performance Share Agreement (Exhibit 10.1 to Great Plains Energy's Form 10-Q for the quarter ended March 31, 2016).	Evergy Evergy Metro

10.6	*+
Form of Amendment to Appendix A to Evergy, Inc. (formerly Great Plains Energy Incorporated) 2016 three-year Performance Share Agreement (Exhibit 10.6 to Evergy's Form 10-K for the fiscal year ended December 31, 2018).
Evergy Evergy Metro

10.7	*+	Form of Evergy, Inc. (successor to Great Plains Energy Incorporated) 2016 Restricted Stock Agreement (Exhibit 10.2 to Great Plains Energy's Form 10-Q for the quarter ended March 31, 2016).	Evergy Evergy Metro

10.8	*+	Form of Evergy, Inc. (successor to Great Plains Energy Incorporated) 2017 three-year Performance Share Agreement (Exhibit 10.1 to Great Plains Energy's Form 10-Q for the quarter ended March 31, 2017).	Evergy Evergy Metro

10.9	*+
Form of Amendment to Appendix A to Evergy, Inc. (successor to Great Plains Energy Incorporated) 2017 three-year Performance Share Agreement (Exhibit 10.9 to Evergy's Form 10-K for the fiscal year ended December 31, 2018).
Evergy Evergy Metro

10.10	*+	Form of Evergy, Inc. (successor to Great Plains Energy Incorporated) 2017 Restricted Stock Agreement (Exhibit 10.2 to Great Plains Energy's Form 10-Q for the quarter ended March 31, 2017).	Evergy Evergy Metro

10.11	*+	Form of Evergy, Inc. (successor to Great Plains Energy Incorporated) 2018 three-year Performance Share Agreement (Exhibit 10.1 to Great Plains Energy's Form 10-Q for the quarter ended March 31, 2018).	Evergy Evergy Metro

10.12	*+
Form of Amendment to Appendix A to Evergy, Inc. (successor to Great Plains Energy Incorporated) 2018 three-year Performance Share Agreement (Exhibit 10.12 to Evergy's Form 10-K for the fiscal year ended December 31, 2018).
Evergy Evergy Metro

10.13	*+	Form of Evergy, Inc. (successor to Great Plains Energy Incorporated) 2018 Restricted Stock Agreement (Exhibit 10.2 to Great Plains Energy's Form 10-Q for the quarter ended March 31, 2018).	Evergy Evergy Metro

10.14	*+	Form of Evergy, Inc. (successor to Great Plains Energy Incorporated) 2018 Restricted Stock Unit Agreement (Exhibit 10.1 to Great Plains Energy's Form 8-K filed on June 4, 2018).	Evergy Evergy Metro

10.15	*+	Form of Evergy, Inc. (successor to Great Plains Energy Incorporated) 2018 Cash Retention Payment Agreement (Exhibit 10.2 to Great Plains Energy's Form 8-K filed on June 4, 2018).	Evergy Evergy Metro

10.16	*+
Evergy, Inc. Long-Term Incentive Plan (formerly the Great Plains Energy Incorporated Long-Term Incentive Plan, as amended), effective June 4, 2018 (Exhibit 99.1 to Evergy's Registration Statement on Form S-8 filed on June 15, 2018 (File No. 333-225673)).
Evergy Evergy Metro Evergy Kansas Central

10.17	*+	Form of Evergy, Inc. 2019 Performance-Based Restricted Stock Unit Agreement (Exhibit 10.1 to Evergy's Form 8-K filed on February 15, 2019).	Evergy Evergy Metro Evergy Kansas Central

10.18	*+	Form of Evergy, Inc. 2019 Time-Based Restricted Stock Unit Agreement (Exhibit 10.2 to Evergy's Form 8-K filed on February 15, 2019).	Evergy Evergy Metro Evergy Kansas Central

10.19	+	Form of Evergy, Inc. 2020 Performance-Based Restricted Stock Unit Agreement.	Evergy Evergy Metro Evergy Kansas Central

10.20	+	Form of Evergy, Inc. 2020 Time-Based Restricted Stock Unit Agreement.	Evergy Evergy Metro Evergy Kansas Central

10.21	*+
Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) Amended and Restated Long-Term Incentive and Share Award Plan, effective January 1, 2016 (Appendix B to Evergy Kansas Central's Proxy Statement filed on April 1, 2016).
Evergy Evergy Kansas Central

10.22	*+	Form of Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) 2018 Restricted Share Unit Agreement (Exhibit 10.1 to Evergy Kansas Central's Form 8-K filed on June 4, 2018).	Evergy Evergy Kansas Central

10.23	*+	Evergy, Inc. 2019 Annual Incentive Plan (Exhibit 10.5 to Evergy's Form 10-Q for the quarter ended March 31, 2019).	Evergy Evergy Metro Evergy Kansas Central

10.24	+	Evergy, Inc. 2020 Annual Incentive Plan.	Evergy Evergy Metro Evergy Kansas Central

10.25	*+	Form of Indemnification Agreement with Evergy, Inc. officers and directors (Exhibit 10.2 to Evergy's Form 10-Q for the quarter ended September 30, 2018).	Evergy Evergy Metro Evergy Kansas Central

10.26	*+	Form of Evergy, Inc. (successor to Great Plains Energy Incorporated) Change in Control Severance Agreement (Exhibit 10.1.e to Great Plains Energy's Form 10-Q for the quarter ended September 30, 2006).	Evergy Evergy Metro

10.27	*+
Form of Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) Amended and Restated Change in Control Agreement (Exhibit 10(g) to Evergy Kansas Central's Form 10-K for the period ended December 31, 2015).
Evergy Evergy Kansas Central

10.28	*+	Form of Evergy, Inc. Amended and Restated Change-in-Control Severance Agreement (Exhibit 10.4 to Evergy's Form 10-Q for the quarter ended March 31, 2019).	Evergy Evergy Metro Evergy Kansas Central

10.29	*+	Evergy, Inc. Executive Severance Plan, dated November 6, 2019 (Exhibit 10.1 to Evergy's Form 10-Q for the quarter ended September 30, 2019).	Evergy

10.30	*+	Evergy, Inc. Supplemental Executive Retirement Plan, effective June 4, 2018 (Exhibit 10.6 to Evergy's Form 10-Q for the quarter ended June 30, 2018).	Evergy Evergy Metro Evergy Kansas Central

10.31	*+	Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) Retirement Benefit Restoration Plan (Exhibit 10.1 to Evergy Kansas Central's Form 8-K filed on April 2, 2010).	Evergy Evergy Kansas Central

10.32	*+
Amendment dated December 12, 2018 to Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) Retirement Benefit Restoration Plan (Exhibit 10.35 to Evergy Kansas Central's Form 10-K for the fiscal year ended December 31, 2018).
Evergy Evergy Kansas Central

10.33	*+
Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) Non-Employee Director Nonqualified Deferred Compensation Plan, as amended and restated May 17, 2018 (Exhibit 10.8 to Evergy Kansas Central's Form 10-Q for the quarter ended June 30, 2018).
Evergy Evergy Kansas Central

10.34	*+	Evergy, Inc. Nonqualified Deferred Compensation Plan, effective June 4, 2018 (Exhibit 10.39 to Evergy's Form 10-K for the fiscal year ended December 31, 2018).	Evergy Evergy Metro Evergy Kansas Central

10.35	*+	Summary of Evergy, Inc. Non-Employee Director Compensation (Exhibit 10.9 to Evergy's Form 10-Q for the quarter ended June 30, 2018).	Evergy

10.36	*
Credit Agreement, dated September 18, 2018, among Evergy, Inc., Evergy Metro, inc. (formerly Kansas City Power & Light Company), Evergy Missouri West, Inc. (formerly KCP&L Greater Missouri Operations Company), Evergy Kansas Central, Inc. (formerrly Westar Energy, Inc.) , the several lenders from time to time parties thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender and the other issuing lenders and agents party thereto (Exhibit 10.1 to Evergy's Form 8-K filed September 18, 2018).
Evergy Evergy Metro Evergy Kansas Central

10.37	*
First Amendment, dated November 30, 2018, to Credit Agreement, dated September 18, 2018, among Evergy, Inc., Evergy Metro, Inc. (formerly Kansas City Power & Light Company), Evergy Missouri West (formerly KCP&L Greater Missouri Operations Company), Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.), the several lenders from time to time parties thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender and the other issuing lenders and agents party thereto (Exhibit 10.42 to Evergy's Form 10-K for the fiscal year ended December 31, 2018).
Evergy Evergy Metro Evergy Kansas Central

10.38	*
Term Loan Agreement, dated March 15, 2019, by and among Evergy, Inc., Wells Fargo Bank, National Association, as Administrative Agent, and the lenders referred to therein (Exhibit 10.1 to Evergy's Form 8-K on March 15, 2019).
Evergy

10.39	*
Guaranty, dated July 15, 2008, issued by Evergy, Inc. (successor to Great Plains Energy Incorporated) in favor of Union Bank of California, N.A., as successor trustee, and the holders of the Evergy Missouri West, Inc. (formerly Aquila, Inc.), 8.27% Senior Notes due November 15, 2021 (Exhibit 10.6 to Great Plains Energy's Form 8-K filed on July 18, 2008).
Evergy

21.1		List of Subsidiaries.	Evergy Evergy Kansas Central

23.1		Consent of Independent Registered Public Accounting Firm.	Evergy

23.2		Consent of Independent Registered Public Accounting Firm.	Evergy Metro

23.3		Consent of Independent Registered Public Accounting Firm.	Evergy Kansas Central

24.1		Powers of Attorney.	Evergy

24.2		Powers of Attorney.	Evergy Kansas Central

24.3		Powers of Attorney.	Evergy Metro

31.1		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Evergy

31.2		Rule 13a-14(a)/15d-14(a) Certification of Anthony D. Somma.	Evergy

31.3		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Evergy Metro

31.4		Rule 13a-14(a)/15d-14(a) Certification of Anthony D. Somma.	Evergy Metro

31.5		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Evergy Kansas Central

31.6		Rule 13a-14(a)/15d-14(a) Certification of Anthony D. Somma.	Evergy Kansas Central

32.1	**	Section 1350 Certifications.	Evergy

32.2	**	Section 1350 Certifications.	Evergy Metro

32.3	**	Section 1350 Certifications.	Evergy Kansas Central

101.INS	***	XBRL Instance Document.	n/a

101.SCH		Inline XBRL Taxonomy Extension Schema Document.	Evergy Evergy Metro Evergy Kansas Central

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Evergy Evergy Metro Evergy Kansas Central

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.	Evergy Evergy Metro Evergy Kansas Central

101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document.	Evergy Evergy Metro Evergy Kansas Central

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Evergy Evergy Metro Evergy Kansas Central

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	Evergy Evergy Metro Evergy Kansas Central
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
∆ Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, and Evergy will furnish the omitted schedules to the SEC upon request.

Copies of any of the exhibits filed with the SEC in connection with this report may be obtained from the applicable registrant upon written request. The registrants agree to furnish to the SEC upon request any instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of total assets of such registrant and its subsidiaries on a consolidated basis.

Schedule I - Parent Company Financial Statements

EVERGY, INC.
Statements of Income of Parent Company

	2019	Period from June 4, 2018 through December 31, 2018
OPERATING EXPENSES:	(millions)
Operating and maintenance	$19.4	$54.6
Total Operating Expenses	19.4	54.6
INCOME FROM OPERATIONS	(19.4)	(54.6)
OTHER INCOME (EXPENSE)
Equity in earnings from subsidiaries	698.2	364.7
Investment earnings	32.7	26.3
Other expense	(0.1)	(2.6)
Total Other Income, Net	730.8	388.4
Interest expense	60.7	19.6
INCOME BEFORE INCOME TAXES	650.7	314.2
Income tax benefit	(13.7)	(10.7)
NET INCOME	$664.4	$324.9
COMPREHENSIVE INCOME
NET INCOME	$664.4	$324.9
OTHER COMPREHENSIVE INCOME
Derivative hedging activity
Loss on derivative hedging instruments	(64.4)	(5.4)
Income tax benefit	16.5	1.4
Net loss on derivative hedging instruments	(47.9)	(4.0)
Reclassification to expenses, net of taxes	1.5	—
Derivative hedging activity, net of tax	(46.4)	(4.0)
Other comprehensive income from subsidiaries, net	(0.6)	1.0
Total other comprehensive loss	(47.0)	(3.0)
COMPREHENSIVE INCOME	$617.4	$321.9
The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

EVERGY, INC.
Balance Sheets of Parent Company
	December 31
	2019	2018
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$11.6	$107.1
Accounts receivable from subsidiaries	24.5	35.2
Notes receivable from subsidiaries	2.0	2.0
Income taxes receivable	8.0	0.2
Prepaid expenses and other assets	2.4	2.0
Total Current Assets	48.5	146.5
OTHER ASSETS:
Investment in subsidiaries	10,023.1	9,785.6
Note receivable from subsidiaries	634.9	634.9
Deferred income taxes	34.2	36.3
Other	0.9	1.1
Total Other Assets	10,693.1	10,457.9
TOTAL ASSETS	$10,741.6	$10,604.4
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Notes payable	$20.0	$—
Accounts payable to subsidiaries	13.1	28.1
Accrued interest	14.6	2.1
Derivative instruments	—	5.4
Other	8.1	6.3
Total Current Liabilities	55.8	41.9
LONG-TERM LIABILITIES:
Long-term debt, net	2,223.7	638.1
Other	16.9	17.6
Total Long-Term Liabilities	2,240.6	655.7
Commitments and Contingencies (Note 15)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value, 226,641,443 shares issued	7,053.7	8,668.3
Retained earnings	1,441.5	1,241.5
Accumulated other comprehensive loss	(50.0)	(3.0)
Total shareholders' equity	8,445.2	9,906.8
TOTAL LIABILITIES AND EQUITY	$10,741.6	10,604.4
The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

EVERGY, INC.
Statements of Cash Flows of Parent Company

	2019	Period from June 4, 2018 through December 31, 2018
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$664.4	$324.9
Adjustments to reconcile income to net cash from operating activities:
Non-cash compensation	16.3	10.0
Net deferred income taxes and credits	21.4	(6.3)
Equity in earnings from subsidiaries	(698.2)	(364.7)
Other	2.1	—
Changes in working capital items:
Accounts receivable from subsidiaries	8.9	(8.5)
Income taxes receivable	(7.8)	(0.2)
Prepaid expenses and other current assets	(0.1)	(1.0)
Accounts payable to subsidiaries	(15.0)	4.7
Accrued taxes	—	(35.2)
Accrued interest	12.5	(13.6)
Other current liabilities	1.7	2.4
Cash dividends from subsidiaries	460.0	236.0
Changes in other assets	0.2	0.1
Changes in other liabilities	(3.5)	20.0
Cash Flows from Operating Activities	462.9	168.6
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Cash acquired from the merger with Great Plains Energy	—	1,142.2
Proceeds from interest rate swap	—	140.6
Cash Flows from Investing Activities	—	1,282.8
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short term debt, net	20.0	(56.1)
Proceeds from long-term debt	1,585.0	—
Payment for settlement of interest rate swap accounted for as a cash flow hedge	(69.8)	—
Cash dividends paid	(462.5)	(245.9)
Repurchase of common stock	(1,628.7)	(1,042.3)
Other financing activities	(2.4)	—
Cash Flows used in Financing Activities	(558.4)	(1,344.3)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(95.5)	107.1
CASH AND CASH EQUIVALENTS:
Beginning of period	107.1	—
End of period	$11.6	$107.1
The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

EVERGY, INC.
NOTES TO FINANCIAL STATEMENTS OF PARENT COMPANY
The Evergy, Inc. Notes to Consolidated Financial Statements in Part II, Item 8 should be read in conjunction with the Evergy, Inc. Parent Company Financial Statements.
1. ORGANIZATION AND BASIS OF PRESENTATION
The Evergy, Inc. Parent Company Financial Statements have been prepared to comply with Rule 12-04 of Regulation S-X.
Evergy, Inc. was incorporated in 2017 as Monarch Energy, a wholly-owned subsidiary of Great Plains Energy. Prior to the closing of the merger transactions, Monarch Energy changed its name to Evergy, Inc. and did not conduct any business activities other than those required for its formation and matters contemplated by the Amended Merger Agreement. On June 4, 2018, in accordance with the Amended Merger Agreement, Great Plains Energy merged into Evergy, Inc., with Evergy, Inc. surviving the merger and King Energy merged into Evergy Kansas Central, with Evergy Kansas Central surviving the merger. These merger transactions resulted in Evergy, Inc. becoming the parent entity of Evergy Kansas Central and the direct subsidiaries of Great Plains Energy, including Evergy Metro and Evergy Missouri West.
See Note 2 to the consolidated financial statements for additional information regarding the merger.
Evergy, Inc. operates primarily through its wholly-owned direct subsidiaries. Evergy, Inc.'s investments in subsidiaries are accounted for using the equity method. Fair value adjustments and goodwill related to the acquired assets and liabilities of Great Plains Energy and its direct subsidiaries are only reflected on Evergy's consolidated financial statements and as such, are not included in Evergy, Inc.'s Parent Company Financial Statements. See Note 1 to the consolidated financial statement for additional information.
2. LONG-TERM DEBT
See Note 13 to the consolidated financial statements for additional information on Evergy, Inc.'s long-term debt.
3. GUARANTEES
See Note 16 to the consolidated financial statements for additional information regarding Evergy, Inc.'s guarantees.
4. DIVIDENDS
Cash dividends paid to Evergy, Inc. by its subsidiaries were $460.0 million for the year ended December 31, 2019 and $236.0 million for the period from June 4, 2018 through December 31, 2018. See Note 18 to the consolidated financial statements for information regarding the dividend restrictions of Evergy, Inc. and its subsidiaries.

Schedule II - Valuation and Qualifying Accounts and Reserves

Evergy, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2019, 2018 and 2017

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2019	(millions)
Allowance for uncollectible accounts	$9.2	$27.2	$12.4	(a)	$38.3	(b)	$10.5
Tax valuation allowance	27.3	0.6	—		10.4	(c)	17.5
Year Ended December 31, 2018
Allowance for uncollectible accounts	$6.7	$20.7	$16.9	(e)	$35.1	(b)	$9.2
Tax valuation allowance	—	2.2	26.8	(d)	1.7	(c)	27.3
Year Ended December 31, 2017
Allowance for uncollectible accounts	$6.7	$10.5	$7.0	(a)	$17.5	(b)	$6.7
(a) Recoveries.
(b) Uncollectible accounts charged off.
(c) Reversal of tax valuation allowance.
(d) Primarily represents the addition of Great Plains Energy's allowance as of the date of the merger.
(e) Recoveries and the addition of Great Plains Energy's allowance as of the date of the merger.

Evergy Kansas Central, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2019, 2018 and 2017

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2019	(millions)
Allowance for uncollectible accounts	$3.9	$7.2	$3.4	(a)	$10.7	(b)	$3.8
Tax valuation allowance	1.7	—	—		1.7	(c)	—
Year Ended December 31, 2018
Allowance for uncollectible accounts	$6.7	$9.0	$7.4	(a)	$19.2	(b)	$3.9
Tax valuation allowance	—	1.7	—		—		1.7
Year Ended December 31, 2017
Allowance for uncollectible accounts	$6.7	$10.5	$7.0	(a)	$17.5	(b)	$6.7
(a) Recoveries.
(b) Uncollectible accounts charged off.
(c) Reversal of tax valuation allowance.

Evergy Metro, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2019, 2018 and 2017

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2019	(millions)
Allowance for uncollectible accounts	$3.8	$13.7	$6.3	(a)	$19.2	(b)	$4.6
Year Ended December 31, 2018
Allowance for uncollectible accounts	$2.2	$13.1	$4.4	(a)	$15.9	(b)	$3.8
Year Ended December 31, 2017
Allowance for uncollectible accounts	$1.8	$7.5	$5.6	(a)	$12.7	(b)	$2.2
Tax valuation allowance	—	1.2	—		1.2	(c)	—
(a) Recoveries.
(b) Uncollectible accounts charged off.
(c) Reversal of tax valuation allowance.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGY, INC.

Date: March 2, 2020	By: /s/ Terry Bassham
Terry Bassham
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date
/s/ Terry Bassham	Director, President and Chief Executive Officer	)	March 2, 2020
Terry Bassham	(Principal Executive Officer))
)
/s/ Anthony D. Somma	Executive Vice President and Chief Financial Officer	)
Anthony D. Somma	(Principal Financial Officer))
)
/s/ Steven P. Busser	Vice President - Risk Management and Controller	)
Steven P. Busser	(Principal Accounting Officer))
)
Mark A. Ruelle*	Chairman of the Board of Directors	)
)
Mollie Hale Carter*	Director	)
)
Charles Q. Chandler IV*	Director	)
)
Gary D. Forsee*	Director	)
)
Scott D. Grimes*	Director	)
)
Richard L. Hawley*	Director	)
)
Thomas D. Hyde*	Director	)
)
B. Anthony Isaac*	Director	)
)
Sandra A.J. Lawrence*	Director	)
)
Ann D. Murtlow*	Director	)
)
Sandra J. Price*	Director	)
)
John J. Sherman*	Director	)
)
S. Carl Soderstrom Jr.*	Director	)
)
John Arthur Stall*	Director	)
*By    /s/ Terry Bassham
Terry Bassham
Attorney-in-Fact*

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGY KANSAS CENTRAL, INC.

Date: March 2, 2020	By: /s/ Terry Bassham
Terry Bassham
President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date
/s/ Terry Bassham	Director, President and Chief Executive Officer	)	March 2, 2020
Terry Bassham	(Principal Executive Officer))
)
/s/ Anthony D. Somma	Executive Vice President and Chief Financial Officer	)
Anthony D. Somma	(Principal Financial Officer))
)
/s/ Steven P. Busser	Vice President - Risk Management and Controller	)
Steven P. Busser	(Principal Accounting Officer))
)
Mark A. Ruelle*	Chairman of the Board of Directors	)
)
Mollie Hale Carter*	Director	)
)
Charles Q. Chandler IV*	Director	)
)
Gary D. Forsee*	Director	)
)
Scott D. Grimes*	Director	)
)
Richard L. Hawley*	Director	)
)
Thomas D. Hyde*	Director	)
)
B. Anthony Isaac*	Director	)
)
Sandra A.J. Lawrence*	Director	)
)
Ann D. Murtlow*	Director	)
)
Sandra J. Price*	Director	)
)
John J. Sherman*	Director	)
)
S. Carl Soderstrom Jr.*	Director	)
)
John Arthur Stall*	Director	)
*By    /s/ Terry Bassham
Terry Bassham
Attorney-in-Fact*

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGY METRO, INC.

Date: March 2, 2020	By: /s/ Terry Bassham
Terry Bassham
President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date
/s/ Terry Bassham	Director, President and Chief Executive Officer	)	March 2, 2020
Terry Bassham	(Principal Executive Officer))
)
/s/ Anthony D. Somma	Executive Vice President and Chief Financial Officer	)
Anthony D. Somma	(Principal Financial Officer))
)
/s/ Steven P. Busser	Vice President - Risk Management and Controller	)
Steven P. Busser	(Principal Accounting Officer))
)
Mark A. Ruelle*	Chairman of the Board of Directors	)
)
Mollie Hale Carter*	Director	)
)
Charles Q. Chandler IV*	Director	)
)
Gary D. Forsee*	Director	)
)
Scott D. Grimes*	Director	)
)
Richard L. Hawley*	Director	)
)
Thomas D. Hyde*	Director	)
)
B. Anthony Isaac*	Director	)
)
Sandra A.J. Lawrence*	Director	)
)
Ann D. Murtlow*	Director	)
)
Sandra J. Price*	Director	)
)
John J. Sherman*	Director	)
)
S. Carl Soderstrom Jr.*	Director	)
)
John Arthur Stall*	Director	)
*By    /s/ Terry Bassham
Terry Bassham
Attorney-in-Fact*