Form 10-Q
period 2020-03-31
Evergy, Inc.; EVERGY METRO, INC.; EVERGY KANSAS CENTRAL, INC.
filed 2020-05-06
CIK 1711269, 54476, 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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

On May 1, 2020, Evergy, Inc. had 226,740,469 shares of common stock outstanding.  On May 1, 2020, Evergy Metro, Inc. and Evergy Kansas Central, Inc. each had one share of common stock outstanding and held by Evergy, Inc.

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
This report should be read in its entirety.  No one section of the report deals with all aspects of the subject matter.  It should be read in conjunction with the consolidated financial statements and related notes and with the management's discussion and analysis of financial condition and results of operations included in the 2019 Form 10-K for each of Evergy, Evergy Kansas Central and Evergy Metro.

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
In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Evergy Companies are providing a number of risks, uncertainties and other factors that could cause actual results to differ from the forward-looking information. These risks, uncertainties and other factors include, but are not limited to: economic and weather conditions and any impact on sales, prices and costs; changes in business strategy or operations; the impact of federal, state and local political, legislative, judicial and regulatory actions or developments, including deregulation, re-regulation and restructuring of the electric utility industry; decisions of regulators regarding, among other things, customer rates and the prudency of operational decisions such as capital expenditures and asset retirements; changes in applicable laws, regulations, rules, principles or practices, or the interpretations thereof, governing tax, accounting and environmental matters, including air and water quality and waste management and disposal; the impact of climate change, including increased frequency and severity of significant weather events and reduced demand for coal-based energy; prices and availability of electricity in wholesale markets; market perception of the energy industry and the Evergy Companies; the impact of the Coronavirus (COVID-19) pandemic on, among other things, sales, results of operations, financial condition, liquidity and cash flows, and also on operational issues, such as the availability and ability of our employees and suppliers to perform the functions that are necessary to operate the Evergy Companies; changes in the energy trading markets in which the Evergy Companies participate, including retroactive repricing of transactions by regional transmission organizations (RTO) and independent system operators; financial market conditions and performance, including changes in interest rates and credit spreads and in availability and cost of capital and the effects on derivatives and hedges, nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; the transition to a replacement for the London Interbank Offered Rate (LIBOR) benchmark interest rate; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of terrorist acts, including cyber terrorism; ability to carry out marketing and sales plans; cost, availability, quality and timely provision of equipment, supplies, labor and fuel; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; delays and cost increases of generation, transmission, distribution or other projects; the Evergy Companies' ability to manage their transmission and distribution development plans and transmission joint ventures; the inherent risks associated with the ownership and operation of a nuclear facility, including environmental, health, safety, regulatory and financial risks; workforce risks, including those related to increased costs of, or changes in, retirement, health care and other benefits; disruption, costs and uncertainties caused by or related to the actions of individuals or entities, such as activist shareholders or special interest groups, that seek to influence Evergy's strategic plan, financial results or operations; the possibility that the expected value creation from the merger of Great Plains Energy Incorporated (Great Plains Energy) and Evergy Kansas Central that resulted in the creation of Evergy will not be realized, or will not be realized within the expected time period; difficulties related to the integration, including the diversion of management time; difficulties in maintaining relationships with customers, employees, regulators or suppliers; and other risks and uncertainties.
This list of factors is not all-inclusive because it is not possible to predict all factors. Part II, Item 1A, Risk Factors included in this report, together with the risk factors included in the Evergy Companies' combined 2019 Form 10-K under Part I, Item 1A, should be carefully read for further understanding of potential risks for the Evergy Companies. Other sections of this report and other periodic reports filed by the Evergy Companies with the Securities and Exchange Commission (SEC) should also be read for more information regarding risk factors. Each forward-looking statement speaks only as of the date of the particular statement. The Evergy Companies undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.
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

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

ACE	Affordable Clean Energy
AEP	American Electric Power Company, Inc.
AFUDC	Allowance for funds used during construction
AROs	Asset retirement obligations
BSER	Best system of emission reduction
CAA	Clean Air Act Amendments of 1990
CCRs	Coal combustion residuals
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
CPP	Clean Power Plan
CWA	Clean Water Act
D.C. Circuit	U.S. Court of Appeals for the D.C. Circuit
DOE	Department of Energy
ELG	Effluent limitations guidelines
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERSP	Earnings Review and Sharing Plan
Evergy	Evergy, Inc. and its consolidated subsidiaries
Evergy Board	Evergy Board of Directors
Evergy Companies	Evergy, Evergy Kansas Central, and Evergy Metro, collectively, which are individual registrants within the Evergy consolidated group
Evergy Kansas Central	Evergy Kansas Central, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Kansas South	Evergy Kansas South, Inc., a wholly-owned subsidiary of Evergy Kansas Central
Evergy Metro	Evergy Metro, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Missouri West	Evergy Missouri West, Inc., a wholly-owned subsidiary of Evergy
Evergy Transmission Company	Evergy Transmission Company, LLC
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FMB	First Mortgage Bond
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
Great Plains Energy	Great Plains Energy Incorporated
JEC	Jeffrey Energy Center
KCC	State Corporation Commission of the State of Kansas
kV	Kilovolt
kWh	Kilowatt hour
MDNR	Missouri Department of Natural Resources

Abbreviation or Acronym	Definition
MECG	Midwest Energy Consumers Group
MEEIA	Missouri Energy Efficiency Investment Act
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
NAV	Net Asset Value
NRC	Nuclear Regulatory Commission
NSR	New source review
OCI	Other comprehensive income
OPC	Office of the Public Counsel
PISA	Plant-in service accounting
Prairie Wind	Prairie Wind Transmission, LLC, 50% owned by Evergy Kansas Central
RSU	Restricted share unit
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SPP	Southwest Power Pool, Inc.
TDC	Transmission delivery charge
TFR	Transmission formula rate
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by Evergy Transmission Company
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2020	2019
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$304.4	$23.2
Receivables, net of allowance for credit losses of $11.5 and $10.5, respectively	189.2	228.5
Accounts receivable pledged as collateral	322.0	339.0
Fuel inventory and supplies	498.9	481.6
Income taxes receivable	110.5	85.5
Regulatory assets	228.2	231.7
Prepaid expenses and other assets	79.6	78.2
Total Current Assets	1,732.8	1,467.7
PROPERTY, PLANT AND EQUIPMENT, NET	19,223.2	19,184.4
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	160.3	162.0
OTHER ASSETS:
Regulatory assets	1,714.5	1,740.5
Nuclear decommissioning trust fund	497.4	573.2
Goodwill	2,336.6	2,336.6
Other	519.9	511.5
Total Other Assets	5,068.4	5,161.8
TOTAL ASSETS	$26,184.7	$25,975.9
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2020	2019
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$1.1	$251.1
Current maturities of long-term debt of variable interest entities	18.8	32.3
Notes payable and commercial paper	1,055.0	561.9
Collateralized note payable	322.0	339.0
Accounts payable	298.1	528.8
Accrued taxes	226.3	145.1
Accrued interest	137.3	122.3
Regulatory liabilities	56.4	63.3
Asset retirement obligations	69.0	71.3
Accrued compensation and benefits	71.4	59.2
Other	142.3	161.6
Total Current Liabilities	2,397.7	2,335.9
LONG-TERM LIABILITIES:
Long-term debt, net	8,993.5	8,746.7
Long-term debt of variable interest entities, net	—	18.8
Deferred income taxes	1,796.7	1,744.4
Unamortized investment tax credits	373.2	375.4
Regulatory liabilities	2,156.1	2,248.3
Pension and post-retirement liability	1,012.6	1,017.6
Asset retirement obligations	611.6	602.8
Other	337.9	340.7
Total Long-Term Liabilities	15,281.6	15,094.7
Commitments and Contingencies (Note 9)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value 226,738,748 and 226,641,443 shares issued, stated value	7,072.2	7,070.4
Retained earnings	1,505.7	1,551.5
Accumulated other comprehensive loss	(48.7)	(50.0)
Total Evergy, Inc. Shareholders' Equity	8,529.2	8,571.9
Noncontrolling Interests	(23.8)	(26.6)
Total Equity	8,505.4	8,545.3
TOTAL LIABILITIES AND EQUITY	$26,184.7	$25,975.9
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended March 31	2020	2019
	(millions, except per share amounts)
OPERATING REVENUES	$1,116.7	$1,216.9
OPERATING EXPENSES:
Fuel and purchased power	258.2	330.0
SPP network transmission costs	62.0	63.5
Operating and maintenance	288.2	306.9
Depreciation and amortization	218.5	213.6
Taxes other than income tax	92.3	93.3
Total Operating Expenses	919.2	1,007.3
INCOME FROM OPERATIONS	197.5	209.6
OTHER INCOME (EXPENSE):
Investment earnings (loss)	(0.8)	3.2
Other income	2.3	8.2
Other expense	(22.7)	(19.4)
Total Other Expense, Net	(21.2)	(8.0)
Interest expense	96.2	91.1
INCOME BEFORE INCOME TAXES	80.1	110.5
Income tax expense	10.1	9.3
Equity in earnings of equity method investees, net of income taxes	2.2	2.2
NET INCOME	72.2	103.4
Less: Net income attributable to noncontrolling interests	2.8	3.9
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$69.4	$99.5
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO EVERGY, INC. (see Note 1)
Basic earnings per common share	$0.31	$0.39
Diluted earnings per common share	$0.31	$0.39
AVERAGE COMMON SHARES OUTSTANDING
Basic	227.1	252.8
Diluted	227.5	253.0
COMPREHENSIVE INCOME
NET INCOME	$72.2	$103.4
Derivative hedging activity
Loss on derivative hedging instruments	—	(13.8)
Income tax benefit	—	3.6
Net loss on derivative hedging instruments	—	(10.2)
Reclassification to expenses, net of tax	1.3	—
Derivative hedging activity, net of tax	1.3	(10.2)
Total other comprehensive income (loss)	1.3	(10.2)
Comprehensive income	73.5	93.2
Less: comprehensive income attributable to noncontrolling interest	2.8	3.9
COMPREHENSIVE INCOME ATTRIBUTABLE TO EVERGY, INC.	$70.7	$89.3
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2020	2019
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$72.2	$103.4
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	218.5	213.6
Amortization of nuclear fuel	14.4	14.6
Amortization of deferred refueling outage	6.3	6.5
Amortization of corporate-owned life insurance	6.5	6.6
Non-cash compensation	4.6	5.4
Net deferred income taxes and credits	8.1	(2.0)
Allowance for equity funds used during construction	(1.8)	(0.2)
Payments for asset retirement obligations	(3.1)	(1.2)
Equity in earnings of equity method investees, net of income taxes	(2.2)	(2.2)
Income from corporate-owned life insurance	(1.9)	(9.9)
Other	0.3	(1.3)
Changes in working capital items:
Accounts receivable	42.6	26.6
Accounts receivable pledged as collateral	17.0	6.0
Fuel inventory and supplies	(17.1)	44.6
Prepaid expenses and other current assets	0.4	35.5
Accounts payable	(153.4)	(119.4)
Accrued taxes	83.0	100.2
Other current liabilities	(9.4)	(74.7)
Changes in other assets	39.4	12.8
Changes in other liabilities	(3.8)	(2.8)
Cash Flows from Operating Activities	320.6	362.1
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(354.4)	(309.0)
Purchase of securities - trusts	(18.8)	(17.9)
Sale of securities - trusts	15.0	15.4
Investment in corporate-owned life insurance	(2.0)	(2.1)
Proceeds from investment in corporate-owned life insurance	30.8	40.9
Other investing activities	(4.0)	1.3
Cash Flows used in Investing Activities	(333.4)	(271.4)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short term debt, net	493.1	572.4
Collateralized short-term borrowings, net	(17.0)	(6.0)
Proceeds from long-term debt	—	494.0
Retirements of long-term debt	(1.1)	(1.1)
Retirements of long-term debt of variable interest entities	(32.3)	(30.3)
Borrowings against cash surrender value of corporate-owned life insurance	—	0.6
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(27.8)	(30.1)
Cash dividends paid	(114.5)	(119.8)
Repurchase of common stock under repurchase plan	—	(578.3)
Other financing activities	(6.4)	(4.5)
Cash Flows from Financing Activities	294.0	296.9
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	281.2	387.6
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period, including restricted cash of $0.0 and $0.0, respectively	23.2	160.3
End of period, including restricted cash of $0.0 and $414.3, respectively	$304.4	$547.9
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	AOCI	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2018	255,326,252	$8,685.2	$1,346.0	$(3.0)	$(37.5)	$9,990.7
Net income	—	—	99.5	—	3.9	103.4
Issuance of stock compensation and reinvested dividends, net of tax withholding	60,594	(1.6)	—	—	—	(1.6)
Dividends declared on common stock ($0.475 per share)	—	—	(119.8)	—	—	(119.8)
Stock compensation expense	—	5.4	—	—	—	5.4
Repurchase of common stock under repurchase plan	(10,548,060)	(578.3)	—	—	—	(578.3)
Consolidation of noncontrolling interests	—	—	—	—	3.8	3.8
Distributions to shareholders of noncontrolling interests	—	—	—	—	(1.4)	(1.4)
Derivative hedging activity, net of tax	—	—	—	(10.2)	—	(10.2)
Other	—	(0.3)	—	—	—	(0.3)
Balance as of March 31, 2019	244,838,786	$8,110.4	$1,325.7	$(13.2)	$(31.2)	$9,391.7

Balance as of December 31, 2019	226,641,443	$7,070.4	$1,551.5	$(50.0)	$(26.6)	$8,545.3
Net income	—	—	69.4	—	2.8	72.2
Issuance of stock compensation and reinvested dividends, net of tax withholding	97,305	(3.0)	—	—	—	(3.0)
Dividends declared on common stock ($0.505 per share)	—	—	(114.5)	—	—	(114.5)
Dividend equivalents declared	—	—	(0.7)	—	—	(0.7)
Stock compensation expense	—	4.6	—	—	—	4.6
Derivative hedging activity, net of tax	—	—	—	1.3	—	1.3
Other	—	0.2	—	—	—	0.2
Balance as of March 31, 2020	226,738,748	$7,072.2	$1,505.7	$(48.7)	$(23.8)	$8,505.4
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2020	2019
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$73.0	$5.2
Receivables, net of allowance for credit losses of $4.1 and $3.8, respectively	142.4	140.4
Related party receivables	1.3	9.9
Accounts receivable pledged as collateral	159.0	171.0
Fuel inventory and supplies	270.9	266.4
Income taxes receivable	33.6	30.4
Regulatory assets	95.2	93.3
Prepaid expenses and other assets	35.8	34.3
Total Current Assets	811.2	750.9
PROPERTY, PLANT AND EQUIPMENT, NET	9,852.0	9,864.9
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	160.3	162.0
OTHER ASSETS:
Regulatory assets	721.7	730.4
Nuclear decommissioning trust fund	240.2	272.5
Other	273.2	266.0
Total Other Assets	1,235.1	1,268.9
TOTAL ASSETS	$12,058.6	$12,046.7
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2020	2019
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$250.0
Current maturities of long-term debt of variable interest entities	18.8	32.3
Notes payable and commercial paper	370.0	249.2
Collateralized note payable	159.0	171.0
Accounts payable	125.7	200.5
Related party payables	16.8	14.8
Accrued taxes	143.6	98.7
Accrued interest	85.1	74.2
Regulatory liabilities	41.1	42.3
Asset retirement obligations	23.3	23.3
Other	123.1	130.2
Total Current Liabilities	1,106.5	1,286.5
LONG-TERM LIABILITIES:
Long-term debt, net	3,686.7	3,436.1
Long-term debt of variable interest entities, net	—	18.8
Deferred income taxes	832.5	817.7
Unamortized investment tax credits	251.2	253.2
Regulatory liabilities	1,091.0	1,132.5
Pension and post-retirement liability	481.8	495.5
Asset retirement obligations	254.2	249.6
Other	154.5	151.8
Total Long-Term Liabilities	6,751.9	6,555.2
Commitments and Contingencies (Note 9)
EQUITY:
Evergy Kansas Central, Inc. Shareholder's Equity:
Common stock - 1,000 shares authorized, $0.01 par value, 1 share issued	2,737.6	2,737.6
Retained earnings	1,486.4	1,494.0
Total Evergy Kansas Central, Inc. Shareholder's Equity	4,224.0	4,231.6
Noncontrolling Interests	(23.8)	(26.6)
Total Equity	4,200.2	4,205.0
TOTAL LIABILITIES AND EQUITY	$12,058.6	$12,046.7
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Income
(Unaudited)

Three Months Ended March 31	2020	2019
	(millions)
OPERATING REVENUES	$560.1	$596.8
OPERATING EXPENSES:
Fuel and purchased power	99.2	122.7
SPP network transmission costs	62.0	63.5
Operating and maintenance	123.7	128.6
Depreciation and amortization	112.1	109.8
Taxes other than income tax	48.6	47.9
Total Operating Expenses	445.6	472.5
INCOME FROM OPERATIONS	114.5	124.3
OTHER INCOME (EXPENSE):
Investment earnings (loss)	(1.7)	1.5
Other income	2.1	7.3
Other expense	(11.5)	(10.6)
Total Other Expense, Net	(11.1)	(1.8)
Interest expense	41.6	44.9
INCOME BEFORE INCOME TAXES	61.8	77.6
Income tax expense	7.8	10.5
Equity in earnings of equity method investees, net of income taxes	1.2	1.2
NET INCOME	55.2	68.3
Less: Net income attributable to noncontrolling interests	2.8	3.9
NET INCOME ATTRIBUTABLE TO EVERGY KANSAS CENTRAL, INC.	$52.4	$64.4
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2020	2019
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$55.2	$68.3
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	112.1	109.8
Amortization of nuclear fuel	7.2	7.3
Amortization of deferred refueling outage	3.1	3.2
Amortization of corporate-owned life insurance	6.5	6.6
Net deferred income taxes and credits	(16.0)	(0.3)
Allowance for equity funds used during construction	(1.9)	—
Payments for asset retirement obligations	(0.2)	(0.3)
Equity in earnings of equity method investees, net of income taxes	(1.2)	(1.2)
Income from corporate-owned life insurance	(1.9)	(9.3)
Other	(1.4)	(1.4)
Changes in working capital items:
Accounts receivable	9.1	(7.9)
Accounts receivable pledged as collateral	12.0	—
Fuel inventory and supplies	(4.3)	21.9
Prepaid expenses and other current assets	(1.2)	14.8
Accounts payable	(26.3)	(7.2)
Accrued taxes	68.4	59.5
Other current liabilities	(11.0)	(18.9)
Changes in other assets	13.9	4.6
Changes in other liabilities	(10.5)	(7.0)
Cash Flows from Operating Activities	211.6	242.5
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(158.2)	(151.7)
Purchase of securities - trusts	(6.0)	(7.5)
Sale of securities - trusts	4.4	7.2
Investment in corporate-owned life insurance	(2.0)	(2.1)
Proceeds from investment in corporate-owned life insurance	30.8	40.3
Other investing activities	0.2	(0.1)
Cash Flows used in Investing Activities	(130.8)	(113.9)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short term debt, net	120.8	2.1
Collateralized short-term debt, net	(12.0)	—
Retirements of long-term debt of variable interest entities	(32.3)	(30.3)
Borrowings against cash surrender value of corporate-owned life insurance	—	0.6
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(27.8)	(30.1)
Cash dividends paid	(60.0)	(110.0)
Other financing activities	(1.7)	(2.4)
Cash Flows used in Financing Activities	(13.0)	(170.1)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	67.8	(41.5)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	5.2	44.5
End of period	$73.0	$3.0
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy Kansas Central, Inc. Shareholder
	Common stock shares	Common stock	Retained earnings	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2018	1	$2,737.6	$1,260.6	$(37.5)	$3,960.7
Net income	—	—	64.4	3.9	68.3
Dividends declared on common stock	—	—	(110.0)	—	(110.0)
Consolidation of noncontrolling interests	—	—	—	3.8	3.8
Distributions to shareholders of noncontrolling interests	—	—	—	(1.4)	(1.4)
Balance as of March 31, 2019	1	$2,737.6	$1,215.0	$(31.2)	$3,921.4

Balance as of December 31, 2019	1	$2,737.6	$1,494.0	$(26.6)	$4,205.0
Net income	—	—	52.4	2.8	55.2
Dividends declared on common stock	—	—	(60.0)	—	(60.0)
Balance as of March 31, 2020	1	$2,737.6	$1,486.4	$(23.8)	$4,200.2
The disclosures regarding Evergy Kansas Central included in the accompanying Unaudited Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2020	2019
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$125.1	$2.0
Receivables, net of allowance for credit losses of $5.2 and $4.6, respectively	33.4	48.1
Related party receivables	129.3	93.9
Accounts receivable pledged as collateral	113.0	118.0
Fuel inventory and supplies	175.1	163.0
Income taxes receivable	—	8.7
Regulatory assets	100.4	95.4
Prepaid expenses	22.1	22.8
Other assets	16.8	15.0
Total Current Assets	715.2	566.9
PROPERTY, PLANT AND EQUIPMENT, NET	6,864.0	6,839.0
OTHER ASSETS:
Regulatory assets	448.3	464.4
Nuclear decommissioning trust fund	257.2	300.7
Other	131.5	134.1
Total Other Assets	837.0	899.2
TOTAL ASSETS	$8,416.2	$8,305.1
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2020	2019
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Notes payable and commercial paper	$460.0	$199.3
Collateralized note payable	113.0	118.0
Accounts payable	135.2	233.6
Related party payables	1.5	4.6
Accrued taxes	69.1	38.8
Accrued interest	36.1	26.7
Regulatory liabilities	7.0	11.4
Asset retirement obligations	34.8	36.1
Accrued compensation and benefits	47.7	45.1
Other	32.2	34.0
Total Current Liabilities	936.6	747.6
LONG-TERM LIABILITIES:
Long-term debt, net	2,525.4	2,525.0
Deferred income taxes	642.8	642.8
Unamortized investment tax credits	119.3	119.6
Regulatory liabilities	739.7	792.2
Pension and post-retirement liability	508.0	499.7
Asset retirement obligations	221.4	217.5
Other	176.8	180.0
Total Long-Term Liabilities	4,933.4	4,976.8
Commitments and Contingencies (Note 9)
EQUITY:
Common stock - 1,000 shares authorized, without par value, 1 share issued, stated value	1,563.1	1,563.1
Retained earnings	978.4	1,012.8
Accumulated other comprehensive income	4.7	4.8
Total Equity	2,546.2	2,580.7
TOTAL LIABILITIES AND EQUITY	$8,416.2	$8,305.1
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended March 31	2020	2019
	(millions)
OPERATING REVENUES	$375.5	$425.4
OPERATING EXPENSES:
Fuel and purchased power	92.5	134.9
Operating and maintenance	105.9	122.0
Depreciation and amortization	81.4	78.9
Taxes other than income tax	32.0	32.7
Total Operating Expenses	311.8	368.5
INCOME FROM OPERATIONS	63.7	56.9
OTHER INCOME (EXPENSE):
Investment earnings	0.5	0.8
Other income	—	0.8
Other expense	(7.4)	(5.0)
Total Other Expense, Net	(6.9)	(3.4)
Interest expense	28.6	33.8
INCOME BEFORE INCOME TAXES	28.2	19.7
Income tax expense	2.6	3.7
NET INCOME	$25.6	$16.0
COMPREHENSIVE INCOME
NET INCOME	$25.6	$16.0
OTHER COMPREHENSIVE INCOME:
Derivative hedging activity
Reclassification to expenses, net of tax	(0.1)	0.9
Derivative hedging activity, net of tax	(0.1)	0.9
Total other comprehensive income (loss)	(0.1)	0.9
COMPREHENSIVE INCOME	$25.5	$16.9
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2020	2019
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$25.6	$16.0
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	81.4	78.9
Amortization of nuclear fuel	7.2	7.4
Amortization of deferred refueling outage	3.2	3.2
Net deferred income taxes and credits	(10.2)	(5.0)
Allowance for equity funds used during construction	0.1	(0.2)
Payments for asset retirement obligations	(1.3)	(0.8)
Other	(0.1)	0.6
Changes in working capital items:
Accounts receivable	(22.3)	41.9
Accounts receivable pledged as collateral	5.0	6.0
Fuel inventory and supplies	(12.1)	18.3
Prepaid expenses and other current assets	(8.2)	19.2
Accounts payable	(76.0)	(66.8)
Accrued taxes	39.0	37.4
Other current liabilities	8.3	(31.9)
Changes in other assets	17.7	8.9
Changes in other liabilities	7.9	9.2
Cash Flows from Operating Activities	65.2	142.3
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(135.7)	(114.7)
Purchase of securities - trusts	(12.8)	(10.3)
Sale of securities - trusts	10.6	8.2
Other investing activities	0.1	1.9
Cash Flows used in Investing Activities	(137.8)	(114.9)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short term debt, net	260.7	(0.9)
Collateralized short-term debt, net	(5.0)	(6.0)
Proceeds from long-term debt	—	394.0
Cash dividends paid	(60.0)	—
Cash Flows from Financing Activities	195.7	387.1
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	123.1	414.5
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period, including restricted cash of $0.0 and $0.0, respectively	2.0	2.6
End of period, including restricted cash of $0.0 and $414.3, respectively	$125.1	$417.1
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC
Consolidated Statements of Changes in Equity
(Unaudited)

	Common stock shares	Common Stock	Retained earnings	AOCI - Net gains (losses) on cash flow hedges	Total Equity
	(millions, except share amounts)
Balance as of December 31, 2018	1	$1,563.1	$932.6	$4.1	$2,499.8
Net income	—	—	16.0	—	16.0
Derivative hedging activity, net of tax	—	—	—	0.9	0.9
Balance as of March 31, 2019	1	$1,563.1	$948.6	$5.0	$2,516.7

Balance as of December 31, 2019	1	$1,563.1	$1,012.8	$4.8	$2,580.7
Net income	—	—	25.6	—	25.6
Dividends declared on common stock	—	—	(60.0)	—	(60.0)
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2020	1	$1,563.1	$978.4	$4.7	$2,546.2
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

•
Evergy Kansas Central, Inc. (Evergy Kansas Central) is an integrated, regulated electric utility that provides electricity to customers in the state of Kansas. Evergy Kansas Central has one active wholly-owned subsidiary with significant operations, Evergy Kansas South, Inc. (Evergy Kansas South).

•	Evergy Metro, Inc. (Evergy Metro) is an integrated, regulated electric utility that provides electricity to customers in the states of Missouri and Kansas.

•	Evergy Missouri West, Inc. (Evergy Missouri West) is an integrated, regulated electric utility that provides electricity to customers in the state of Missouri.

•
Evergy Transmission Company, LLC (Evergy Transmission Company) owns 13.5% of Transource Energy, LLC (Transource) with the remaining 86.5% owned by AEP Transmission Holding Company, LLC, a subsidiary of American Electric Power Company, Inc. (AEP). Transource is focused on the development of competitive electric transmission projects. Evergy Transmission Company accounts for its investment in Transource under the equity method.

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

Evergy Kansas Central, Evergy Kansas South, Evergy Metro and Evergy Missouri West conduct business in their respective service territories using the name Evergy. Collectively, the Evergy Companies have approximately 14,700 MWs of owned generating capacity and renewable purchased power agreements and engage in the generation, transmission, distribution and sale of electricity to approximately 1.6 million customers in the states of Kansas and Missouri.

Basis of Presentation
These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements in the Evergy Companies' combined 2019 Form 10-K.
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

	March 31 2020	December 31 2019
Evergy	(millions)
Fuel inventory	$166.4	$146.4
Supplies	332.5	335.2
Fuel inventory and supplies	$498.9	$481.6
Evergy Kansas Central
Fuel inventory	$87.6	$80.2
Supplies	183.3	186.2
Fuel inventory and supplies	$270.9	$266.4
Evergy Metro
Fuel inventory	$57.9	$46.1
Supplies	117.2	116.9
Fuel inventory and supplies	$175.1	$163.0

Property, Plant and Equipment
The following tables summarize the property, plant and equipment of Evergy, Evergy Kansas Central and Evergy Metro.

March 31, 2020	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$27,995.1	$13,634.9	$10,865.3
Electric plant acquisition adjustment	740.6	740.6	—
Accumulated depreciation	(10,460.3)	(5,034.6)	(4,340.8)
Plant in service, net	18,275.4	9,340.9	6,524.5
Construction work in progress	831.0	452.6	281.2
Nuclear fuel, net	115.9	57.6	58.3
Plant to be retired, net(a)	0.9	0.9	—
Property, plant and equipment, net	$19,223.2	$9,852.0	$6,864.0

December 31, 2019	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$27,768.8	$13,538.1	$10,776.5
Electric plant acquisition adjustment	740.6	740.6	—
Accumulated depreciation	(10,293.7)	(4,951.5)	(4,272.0)
Plant in service, net	18,215.7	9,327.2	6,504.5
Construction work in progress	839.2	472.8	269.9
Nuclear fuel, net	128.5	63.9	64.6
Plant to be retired, net(a)	1.0	1.0	—
Property, plant and equipment, net	$19,184.4	$9,864.9	$6,839.0
(a) As of March 31, 2020, and December 31, 2019, represents the planned retirement of Evergy Kansas Central analog meters prior to the end of their remaining useful lives.
Other Income (Expense), Net
The table below shows the detail of other expense for each of the Evergy Companies.

Three Months Ended March 31	2020	2019
Evergy	(millions)
Non-service cost component of net benefit cost	$(16.2)	$(13.1)
Other	(6.5)	(6.3)
Other expense	$(22.7)	$(19.4)
Evergy Kansas Central
Non-service cost component of net benefit cost	$(5.6)	$(4.4)
Other	(5.9)	(6.2)
Other expense	$(11.5)	$(10.6)
Evergy Metro
Non-service cost component of net benefit cost	$(6.9)	$(5.1)
Other	(0.5)	0.1
Other expense	$(7.4)	$(5.0)

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

The following table reconciles Evergy's basic and diluted EPS.

Three Months Ended March 31	2020	2019
Income	(millions, except per share amounts)
Net income	$72.2	$103.4
Less: Net income attributable to noncontrolling interests	2.8	3.9
Net income attributable to Evergy, Inc.	$69.4	$99.5
Common Shares Outstanding
Weighted average number of common shares outstanding - basic	227.1	252.8
Add: Effect of dilutive securities	0.4	0.2
Weighted average number of common shares outstanding - dilutive	227.5	253.0
Basic and Diluted EPS	$0.31	$0.39

Anti-dilutive shares excluded from the computation of diluted EPS for the three months ended March 31, 2020 were 175,991 RSUs with performance measures and 58,714 RSUs with only service requirements. There were no anti-dilutive securities excluded from the computation of diluted EPS for the three months ended March 31, 2019.
Dividends Declared
In May 2020, Evergy's Board of Directors (Evergy Board) declared a quarterly dividend of $0.505 per share on Evergy's common stock. The common dividend is payable June 19, 2020, to shareholders of record as of May 20, 2020.
In May 2020, Evergy Kansas Central's Board of Directors declared a cash dividend payable to Evergy of $60.0 million, payable on June 18, 2020.
In May 2020, Evergy Metro's Board of Directors declared a cash dividend payable to Evergy of $20.0 million, payable on June 18, 2020.
Supplemental Cash Flow Information

Evergy
Three Months Ended March 31	2020	2019
Cash paid for (received from):	(millions)
Interest, net of amounts capitalized	$86.5	$59.3
Interest of VIEs	0.6	1.0
Income taxes, net of refunds	0.2	(0.1)
Right-of-use assets obtained in exchange for new operating lease liabilities	2.6	2.2
Non-cash investing transactions:
Property, plant and equipment additions	75.7	47.1
Non-cash financing transactions:
Issuance of stock for compensation and reinvested dividends	0.9	0.5
Right-of-use assets obtained in exchange for new finance lease liabilities	3.1	2.3

Evergy Kansas Central
Three Months Ended March 31	2020	2019
Cash paid for (received from):	(millions)
Interest, net of amounts capitalized	$37.4	$32.6
Interest of VIEs	0.6	1.0
Income taxes, net of refunds	0.2	—
Right-of-use assets obtained in exchange for new operating lease liabilities	2.6	—
Non-cash investing transactions:
Property, plant and equipment additions	52.5	27.1
Non-cash financing transactions:
Right-of-use assets obtained in exchange for new finance lease liabilities	1.9	2.3

Evergy Metro
Three Months Ended March 31	2020	2019
Cash paid for (received from):	(millions)
Interest, net of amounts capitalized	$18.7	$19.6
Right-of-use assets obtained in exchange for new operating lease liabilities	—	2.2
Non-cash investing transactions:
Property, plant and equipment additions	17.8	15.9
Non-cash financing transactions:
Right-of-use assets obtained in exchange for new finance lease liabilities	1.2	—

2. REVENUE
Evergy's, Evergy Kansas Central's and Evergy Metro's revenues disaggregated by customer class are summarized in the following tables.

Three Months Ended March 31, 2020	Evergy	Evergy Kansas Central	Evergy Metro
Revenues	(millions)
Residential	$402.5	$167.8	$147.4
Commercial	384.7	151.1	172.1
Industrial	140.6	92.1	30.1
Other retail	10.6	4.7	3.5
Total electric retail	$938.4	$415.7	$353.1
Wholesale	63.5	54.8	6.8
Transmission	75.6	68.2	3.1
Industrial steam and other	8.4	3.5	0.4
Total revenue from contracts with customers	$1,085.9	$542.2	$363.4
Other	30.8	17.9	12.1
Operating revenues	$1,116.7	$560.1	$375.5

Three Months Ended March 31, 2019	Evergy	Evergy Kansas Central	Evergy Metro
Revenues	(millions)
Residential	$451.7	$192.3	$164.2
Commercial	413.5	164.3	183.8
Industrial	147.0	98.4	29.7
Other retail	9.8	5.1	2.6
Total electric retail	$1,022.0	$460.1	$380.3
Wholesale	83.1	61.3	18.1
Transmission	76.7	69.2	3.1
Industrial steam and other	3.3	1.7	1.4
Total revenue from contracts with customers	$1,185.1	$592.3	$402.9
Other	31.8	4.5	22.5
Operating revenues	$1,216.9	$596.8	$425.4

3. RECEIVABLES
The Evergy Companies' receivables are detailed in the following table.

	March 31 2020	December 31 2019
Evergy	(millions)
Customer accounts receivable - billed	$3.9	$7.2
Customer accounts receivable - unbilled	63.6	104.0
Other receivables	133.2	127.8
Allowance for credit losses	(11.5)	(10.5)
Total	$189.2	$228.5
Evergy Kansas Central
Customer accounts receivable - billed	$—	$—
Customer accounts receivable - unbilled	26.1	49.7
Other receivables	120.4	94.5
Allowance for credit losses	(4.1)	(3.8)
Total	$142.4	$140.4
Evergy Metro
Customer accounts receivable - billed	$3.3	$3.1
Customer accounts receivable - unbilled	16.9	26.5
Other receivables	18.4	23.1
Allowance for credit losses	(5.2)	(4.6)
Total	$33.4	$48.1

Evergy's, Evergy Kansas Central's and Evergy Metro's other receivables at March 31, 2020 and December 31, 2019, consisted primarily of receivables from partners in jointly-owned electric utility plants, wholesale sales receivables and receivables related to alternative revenue programs. The Evergy Companies' other receivables also included receivables from contracts with customers as summarized in the following table.

	March 31 2020	December 31 2019
	(millions)
Evergy	$45.8	$42.0
Evergy Kansas Central	43.9	37.7
Evergy Metro	1.3	1.2

Allowance for Credit Losses
Historical loss information generally provides the basis for the Evergy Companies' assessment of expected credit losses. The Evergy Companies use an aging of accounts receivable method to assess historical loss information. When historical experience may not fully reflect the Evergy Companies' expectations about the future, the Evergy Companies will adjust historical loss information, as necessary, to reflect the current conditions and reasonable and supportable forecasts not already reflected in the historical loss information. The Evergy Companies have made an insignificant adjustment to their allowance for credit losses as of March 31, 2020 to reflect their belief that historical loss information does not reflect current conditions that have resulted from the economic slowdown resulting from the Coronavirus (COVID-19) pandemic.

Receivables are charged off when they are deemed uncollectible, which is based on a number of factors including specific facts surrounding an account and management's judgment.

The change in the Evergy Companies' allowance for credit losses is summarized in the following table.

Three Months Ended March 31	2020	2019
Evergy	(millions)
Beginning balance	$10.5	$9.2
Credit loss expense	2.7	3.8
Write-offs	(5.0)	(6.5)
Recoveries of prior write-offs	3.3	3.3
Ending balance	$11.5	$9.8
Evergy Kansas Central
Beginning balance	$3.8	$3.9
Credit loss expense	0.8	(0.5)
Write-offs	(1.2)	(0.2)
Recoveries of prior write-offs	0.7	1.0
Ending balance	$4.1	$4.2
Evergy Metro
Beginning balance	$4.6	$3.8
Credit loss expense	1.4	2.8
Write-offs	(2.6)	(4.2)
Recoveries of prior write-offs	1.8	1.6
Ending balance	$5.2	$4.0
Sale of Accounts Receivable
Evergy Kansas Central, Evergy Metro and Evergy Missouri West sell an undivided percentage ownership interest in their retail electric accounts receivable to independent outside investors. These sales are accounted for as secured borrowings with accounts receivable pledged as collateral and a corresponding short-term collateralized note payable recognized on the balance sheets.  The Evergy Companies' accounts receivable pledged as collateral and the corresponding short-term collateralized note payable are summarized in the following table.

	March 31 2020	December 31 2019
	(millions)
Evergy	$322.0	$339.0
Evergy Kansas Central	159.0	171.0
Evergy Metro	113.0	118.0

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
4. RATE MATTERS AND REGULATION
KCC Proceedings
Evergy Kansas Central 2020 Transmission Delivery Charge (TDC)
In March 2020, the State Corporation Commission of the State of Kansas (KCC) issued an order adjusting Evergy Kansas Central's retail prices to include updated transmission costs as reflected in the Federal Energy Regulatory Commission (FERC) transmission formula rate (TFR). The new prices were effective in April 2020 and are expected to increase Evergy Kansas Central's annual retail revenues by $3.5 million.
Evergy Metro 2020 TDC
In April 2020, the KCC issued an order adjusting Evergy Metro's retail prices to include updated transmission costs as reflected in the FERC TFR. The new prices were effective in May 2020 and are expected to decrease Evergy Metro's annual retail revenues by $2.7 million.
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
Evergy Kansas Central's and Evergy Metro's 2019 calculations of annual earnings did not exceed their authorized return on equity of 9.3% and therefore did not result in any customer refund obligations. These calculations were filed with the KCC in April 2020. As of March 31, 2020, Evergy Kansas Central and Evergy Metro estimate their 2020 annual earnings will not result in a refund obligation. The final refund obligations for 2019 and 2020, if any, will be decided by the KCC and could vary from the current estimates.
Evergy Kansas Central and Evergy Metro COVID-19 Accounting Authority Order (AAO) Request
In May 2020, Evergy Kansas Central and Evergy Metro filed a request for an AAO with the KCC that would allow for the extraordinary costs and financial impacts incurred by the companies as a result of the COVID-19 pandemic to be considered for future recovery from customers as part of their next rate case. A decision by the KCC regarding the AAO request is expected in the second half of 2020.

MPSC Proceedings
Evergy Missouri West Other Proceedings
In December 2018, the Office of the Public Counsel (OPC) and the Midwest Energy Consumers Group (MECG) filed a petition with the Public Service Commission of the State of Missouri (MPSC) requesting an AAO that would require Evergy Missouri West to record a regulatory liability for all revenues collected from customers for return on investment, non-fuel operations and maintenance costs, taxes including accumulated deferred income taxes, and all other costs associated with Sibley Station following the station’s retirement in November 2018.
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
As a result of the MPSC order, Evergy has recorded a regulatory liability of $12.9 million as of March 31, 2020 for the estimated amount of revenues that Evergy Missouri West has collected from customers for Sibley Station since December 2018 that Evergy has determined is probable of refund. Evergy expects that it will continue to defer such amounts as collected from customers until new rates become effective in Evergy Missouri West's next rate case.
The accrual for this estimated amount does not include certain revenues collected related to Sibley Station that Evergy has determined to not be probable of refund in the next rate case based on the relevant facts and circumstances. While Evergy has determined these additional revenues to not be probable of refund, the ultimate resolution of this matter in Evergy Missouri West's next rate case is uncertain and could result in an estimated loss of up to approximately $12 million per year in excess of the amount accrued until Evergy Missouri West's new rates become effective. Evergy's regulatory liability for probable refunds as of March 31, 2020 and estimated loss in excess of the amount accrued represent estimates that could change significantly based on ongoing developments including as a result of an appeal of the MPSC order, decisions in other regulatory proceedings that establish precedent applicable to this matter and positions of parties on this issue in a future Evergy Missouri West rate case.
Evergy Metro and Evergy Missouri West COVID-19 AAO Request
In May 2020, Evergy Metro and Evergy Missouri West filed a request for an AAO with the MPSC that would allow for the extraordinary costs and financial impacts incurred by the companies as a result of the COVID-19 pandemic to be considered for future recovery from customers as part of their next rate case. A decision by the MPSC regarding the AAO request is expected in the second half of 2020.
FERC Proceedings
Evergy Kansas Central TFR
Evergy Kansas Central's TFR, effective in January 2020, includes projected 2020 transmission capital expenditures and operating costs and is expected to increase annual transmission revenues by $6.8 million when compared to 2019. This rate is the most material and significant component in the retail rate calculation for Evergy Kansas Central's annual request with the KCC to adjust retail prices to include updated transmission costs through the TDC.
Evergy Metro TFR
Evergy Metro's TFR, effective in January 2020, includes projected 2020 transmission capital expenditures and operating costs and is expected to decrease annual transmission revenues by $1.7 million when compared to 2019. This rate is the most material and significant component in the retail rate calculation for Evergy Metro's annual request with the KCC to adjust retail prices to include updated transmission costs through the TDC.
5. PENSION PLANS AND POST-RETIREMENT BENEFITS
Evergy and certain of its subsidiaries maintain, and Evergy Kansas Central and Evergy Metro participate in, qualified non-contributory defined benefit pension plans covering the majority of Evergy Kansas Central's and Evergy Metro's employees as well as certain non-qualified plans covering certain active and retired officers. Evergy is also responsible for its indirect 94% ownership share of Wolf Creek Generating Station's (Wolf Creek) defined benefit plans, consisting of Evergy Kansas South's and Evergy Metro's respective 47% ownership shares.
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

	Pension Benefits			Post-Retirement Benefits
Three Months Ended March 31, 2020	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$19.6	$6.8	$12.8	$0.7	$0.3	$0.4
Interest cost	24.4	11.8	12.6	2.3	1.2	1.1
Expected return on plan assets	(26.7)	(13.3)	(14.1)	(2.3)	(1.7)	(0.7)
Prior service cost	0.4	0.4	0.2	0.1	0.1	—
Recognized net actuarial (gain)/loss	11.4	8.4	11.3	0.1	—	(0.1)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	29.1	14.1	22.8	0.9	(0.1)	0.7
Regulatory adjustment	9.9	0.4	1.4	(0.9)	(0.7)	—
Intercompany allocations	—	—	(6.2)	—	—	0.2
Net periodic benefit costs (income)	$39.0	$14.5	$18.0	$—	$(0.8)	$0.9

	Pension Benefits			Post-Retirement Benefits
Three Months Ended March 31, 2019	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$19.1	$7.3	$11.8	$0.6	$0.3	$0.3
Interest cost	27.5	13.4	14.1	2.6	1.4	1.2
Expected return on plan assets	(27.1)	(13.7)	(12.3)	(2.4)	(1.7)	(0.7)
Prior service cost	0.5	0.4	0.2	0.1	0.1	—
Recognized net actuarial (gain)/loss	6.9	6.4	12.2	(0.3)	(0.1)	(0.4)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	26.9	13.8	26.0	0.6	—	0.4
Regulatory adjustment	(0.1)	0.5	(0.6)	(0.7)	(0.8)	0.1
Intercompany allocations	—	—	(6.9)	—	—	(0.1)
Net periodic benefit costs (income)	$26.8	$14.3	$18.5	$(0.1)	$(0.8)	$0.4

The components of net periodic benefit costs other than the service cost component are included in other expense on the Evergy Companies' consolidated statements of income and comprehensive income.
For the three months ended March 31, 2020, Evergy, Evergy Kansas Central and Evergy Metro made pension contributions of $21.4 million, $18.0 million and $3.4 million, respectively. Evergy expects to make additional pension contributions of $106.7 million in 2020 to satisfy the Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and KCC and MPSC rate orders, of which $27.5 million is expected to be paid by Evergy Kansas Central and $79.2 million is expected to be paid by Evergy Metro. Also in 2020, Evergy, Evergy Kansas Central and Evergy Metro expect to make contributions of $3.8 million, $0.8 million and $3.0 million, respectively, to the post-retirement benefit plans.
6. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
Evergy's $2.5 billion master credit facility expires in 2023. Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West have borrowing capacity under the master credit facility with specific sublimits for each borrower. These sublimits can be unilaterally adjusted by Evergy for each borrower provided the sublimits remain within minimum and maximum sublimits as specified in the facility. A default by any borrower under the facility or one of its significant subsidiaries on other indebtedness totaling more than $100.0 million constitutes a default by that borrower under the facility. Under the terms of this facility, each of Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West is required to maintain a total indebtedness to total capitalization ratio, as defined in the facility, of not greater than 0.65 to 1.00 at all times. As of March 31, 2020, Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West were in compliance with this covenant.
The following table summarizes the committed credit facilities (excluding receivable sale facilities discussed in Note 3) available to the Evergy Companies as of March 31, 2020 and December 31, 2019.

		Amounts Drawn
	Credit Facility	Commercial Paper	Letters of Credit	Cash Borrowings	Available Borrowings	Weighted Average Interest Rate on Short-Term Borrowings
March 31, 2020	(millions)
Evergy, Inc.	$450.0	n/a	$0.7	$55.0	$394.3	1.98%
Evergy Kansas Central	1,000.0	—	24.5	370.0	605.5	2.09%
Evergy Metro	600.0	—	—	460.0	140.0	1.96%
Evergy Missouri West	450.0	—	2.1	170.0	277.9	2.22%
Evergy	$2,500.0	$—	$27.3	$1,055.0	$1,417.7

December 31, 2019
Evergy, Inc.	$450.0	n/a	$0.7	$20.0	$429.3	2.99%
Evergy Kansas Central	1,000.0	249.2	14.2	—	736.6	2.07%
Evergy Metro	600.0	199.3	—	—	400.7	2.02%
Evergy Missouri West	450.0	93.4	2.1	—	354.5	2.02%
Evergy	$2,500.0	$541.9	$17.0	$20.0	$1,921.1

7. LONG-TERM DEBT
Mortgage Bonds
In April 2020, Evergy Kansas Central issued, at a discount, $500.0 million of 3.45% First Mortgage Bonds (FMBs), maturing in 2050 and issued a notice of redemption for its $250.0 million of 5.10% FMBs, which had an original maturity date of July 2020. The proceeds from the issuance of Evergy Kansas Central's $500.0 million of 3.45% FMBs will be used to redeem the $250.0 million of 5.10% FMBs in May 2020 and for general corporate purposes.

As a result of the issuance of the $500.0 million of 3.45% FMBs discussed above, Evergy Kansas Central has the intent and ability to refinance its $250.0 million of 5.10% FMBs and has reflected this issuance within long-term debt, net rather than current maturities of long-term debt on Evergy's and Evergy Kansas Central's consolidated balance sheets as of March 31, 2020.
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
In September 2019, Evergy issued $800.0 million of 2.90% Senior Notes maturing in 2029 and paid $69.8 million to settle an interest rate swap agreement with a notional amount of $500.0 million that was designated as a cash flow hedge of interest payments on the debt issuance. The $69.8 million pre-tax loss was recorded in accumulated other comprehensive loss on Evergy's consolidated balance sheet and is being reclassified to interest expense over the ten-year term of the debt. For the three months ended March 31, 2020, $1.7 million and ($0.4) million were reclassified from accumulated other comprehensive loss to interest expense and income tax expense, respectively, on Evergy's consolidated statements of comprehensive income. As of March 31, 2020, Evergy expects to amortize $5.2 million to earnings from accumulated other comprehensive loss over the next twelve months.

Fair Value of Long-Term Debt
The Evergy Companies measure the fair value of long-term debt using Level 2 measurements available as of the measurement date. The book value and fair value of the Evergy Companies' long-term debt and long-term debt of variable interest entities is summarized in the following table.

	March 31, 2020		December 31, 2019
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt(a)	(millions)
Evergy(b)	$8,994.6	$9,438.8	$8,997.8	$9,750.2
Evergy Kansas Central	3,686.7	4,188.7	3,686.1	4,078.8
Evergy Metro	2,525.4	2,613.8	2,525.0	2,932.2
Long-term debt of variable interest entities(a)
Evergy	$18.8	$18.9	$51.1	$51.5
Evergy Kansas Central	18.8	18.9	51.1	51.5
(a) Includes current maturities.
(b) Book value as of March 31, 2020 and December 31, 2019, includes $121.7 million and $125.5 million, respectively, of fair value adjustments recorded in connection with purchase accounting for the Great Plains Energy Incorporated (Great Plains Energy) and Evergy Kansas Central merger, which are not part of future principal payments and will amortize over the remaining life of the associated debt instrument.

Recurring Fair Value Measurements
The following tables include the Evergy Companies' balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	March 31, 2020	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$70.7	$63.5	$—	$—	$7.2
International equity funds	41.9	41.9	—	—	—
Core bond fund	37.9	37.9	—	—	—
High-yield bond fund	18.8	18.8	—	—	—
Emerging markets bond fund	16.3	16.3	—	—	—
Combination debt/equity/other fund	13.9	13.9	—	—	—
Alternative investments fund	25.3	—	—	—	25.3
Real estate securities fund	12.8	—	—	—	12.8
Cash equivalents	2.6	2.6	—	—	—
Total nuclear decommissioning trust	240.2	194.9	—	—	45.3
Rabbi trust
Core bond fund	23.4	—	—	—	23.4
Combination debt/equity/other fund	5.9	—	—	—	5.9
Cash equivalents	0.1	0.1	—	—	—
Total rabbi trust	29.4	0.1	—	—	29.3
Total	$269.6	$195.0	$—	$—	$74.6
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$161.2	$161.2	$—	$—	$—
Debt securities
U.S. Treasury	53.2	53.2	—	—	—
U.S. Agency	0.5	—	0.5	—	—
State and local obligations	2.1	—	2.1	—	—
Corporate bonds	35.7	—	35.7	—	—
Foreign governments	0.1	—	0.1	—	—
Cash equivalents	3.7	3.7	—	—	—
Other	0.7	—	0.7	—	—
Total nuclear decommissioning trust	257.2	218.1	39.1	—	—
Self-insured health plan trust(b)
Equity securities	0.4	0.4	—	—	—
Debt securities	6.5	1.4	5.1	—	—
Cash and cash equivalents	5.0	5.0	—	—	—
Total self-insured health plan trust	11.9	6.8	5.1	—	—
Total	$269.1	$224.9	$44.2	$—	$—
Other Evergy
Assets
Rabbi trusts
Fixed income fund	$13.2	$—	$—	$—	$13.2
Cash and cash equivalents	0.5	0.5	—	—	—
Total rabbi trusts	$13.7	$0.5	$—	$—	$13.2
Evergy
Assets
Nuclear decommissioning trust(a)	$497.4	$413.0	$39.1	$—	$45.3
Rabbi trusts	43.1	0.6	—	—	42.5
Self-insured health plan trust(b)	11.9	6.8	5.1	—	—
Total	$552.4	$420.4	$44.2	$—	$87.8

Description	December 31, 2019	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$86.1	$78.6	$—	$—	$7.5
International equity funds	52.0	52.0	—	—	—
Core bond fund	39.3	39.3	—	—	—
High-yield bond fund	22.3	22.3	—	—	—
Emerging markets bond fund	19.4	19.4	—	—	—
Combination debt/equity/other fund	16.4	16.4	—	—	—
Alternative investments fund	23.9	—	—	—	23.9
Real estate securities fund	12.6	—	—	—	12.6
Cash equivalents	0.5	0.5	—	—	—
Total nuclear decommissioning trust	272.5	228.5	—	—	44.0
Rabbi trust
Core bond fund	25.3	—	—	—	25.3
Combination debt/equity/other fund	6.3	—	—	—	6.3
Cash equivalents	0.1	0.1	—	—	—
Total rabbi trust	31.7	0.1	—	—	31.6
Total	$304.2	$228.6	$—	$—	$75.6
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$211.1	$211.1	$—	$—	$—
Debt securities
U.S. Treasury	50.3	50.3	—	—	—
U.S. Agency	0.4	—	0.4	—	—
State and local obligations	2.2	—	2.2	—	—
Corporate bonds	33.2	—	33.2	—	—
Foreign governments	0.1	—	0.1	—	—
Cash equivalents	3.1	3.1	—	—	—
Other	0.3	—	0.3	—	—
Total nuclear decommissioning trust	300.7	264.5	36.2	—	—
Self-insured health plan trust(b)
Equity securities	0.5	0.5	—	—	—
Debt securities	6.7	1.4	5.3	—	—
Cash and cash equivalents	2.7	2.7	—	—	—
Total self-insured health plan trust	9.9	4.6	5.3	—	—
Total	$310.6	$269.1	$41.5	$—	$—
Other Evergy
Assets
Rabbi trusts
Fixed income fund	$13.3	$—	$—	$—	$13.3
Cash and cash equivalents	0.5	0.5	—	—	—
Total rabbi trusts	$13.8	$0.5	$—	$—	$13.3
Evergy
Assets
Nuclear decommissioning trust(a)	$573.2	$493.0	$36.2	$—	$44.0
Rabbi trust	45.5	0.6	—	—	44.9
Self-insured health plan trust(b)	9.9	4.6	5.3	—	—
Total	$628.6	$498.2	$41.5	$—	$88.9

(a)	Fair value is based on quoted market prices of the investments held by the trust and/or valuation models.

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
The following table provides additional information on these Evergy and Evergy Kansas Central investments.

	March 31, 2020		December 31, 2019		March 31, 2020
	Fair	Unfunded	Fair	Unfunded	Redemption	Length of
	Value	Commitments	Value	Commitments	Frequency	Settlement
Evergy Kansas Central	(millions)
Nuclear decommissioning trust:
Domestic equity funds	$7.2	$3.2	$7.5	$3.3	(a)	(a)
Alternative investments fund(b)	25.3	—	23.9	—	Quarterly	65 days
Real estate securities fund(b)	12.8	—	12.6	—	Quarterly	65 days
Total	$45.3	$3.2	$44.0	$3.3
Rabbi trust:
Core bond fund	$23.4	$—	$25.3	$—	(c)	(c)
Combination debt/equity/other fund	5.9	—	6.3	—	(c)	(c)
Total	$29.3	$—	$31.6	$—
Other Evergy
Rabbi trusts:
Fixed income fund	$13.2	$—	$13.3	$—	(c)	(c)
Total Evergy investments at NAV	$87.8	$3.2	$88.9	$3.3

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

The following table summarizes the net unrealized gains (losses) for the Evergy Companies' nuclear decommissioning trusts and rabbi trusts.

Three Months Ended March 31	2020	2019
Evergy	(millions)
Nuclear decommissioning trust - equity securities	$(89.3)	$37.9
Nuclear decommissioning trust - debt securities	3.0	2.1
Rabbi trusts - equity securities	(2.0)	0.5
Total	$(88.3)	$40.5
Evergy Kansas Central
Nuclear decommissioning trust - equity securities	$(38.1)	$17.2
Rabbi trusts - equity securities	(2.1)	1.3
Total	$(40.2)	$18.5
Evergy Metro
Nuclear decommissioning trust - equity securities	$(51.2)	$20.7
Nuclear decommissioning trust - debt securities	3.0	2.1
Total	$(48.2)	$22.8

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
Cross-State Air Pollution Update Rule
In September 2016, the Environmental Protection Agency (EPA) finalized the Cross-State Air Pollution (CSAPR) Update Rule. The final rule addresses interstate transport of nitrogen oxides emissions in 22 states including Kansas, Missouri and Oklahoma during the ozone season and the impact from the formation of ozone on downwind states with respect to the 2008 ozone National Ambient Air Quality Standards (NAAQS). In December 2018, the EPA finalized a determination, known as the CSAPR Close-Out Rule, demonstrating the CSAPR Update Rule fully addressed certain upwind states' 2008 ozone NAAQS interstate transport obligations. Various states and others have challenged both the CSAPR Update Rule and the CSAPR Close-Out Rule in the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit). In the fourth quarter of 2019, the D.C. Circuit granted these petitions and remanded a portion of the CSAPR Update Rule back to the EPA and vacated the CSAPR Close-Out Rule in its entirety. The impact of any future CSAPR Rules on the Evergy Companies' operations or consolidated financial results cannot be determined and could be material.
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
In August 2018, the EPA published in the Federal Register proposed regulations, which contained (1) emission guidelines for GHG emissions from existing electric utility generating units (EGUs), (2) revisions to emission guideline implementing regulations and (3) revisions to the new source review (NSR) program. These emission guidelines are better known as the Affordable Clean Energy (ACE) Rule. In July 2019, the EPA published in the Federal Register the final ACE Rule with one significant change from the proposal. The NSR program revisions were not included in the final version of the ACE Rule and are expected to be addressed in a future rulemaking. The ACE Rule establishes emission guidelines for states to use in the development of plans to reduce GHG emissions from existing coal-fired EGUs. This rule defines the "best system of emission reduction" (BSER) for GHG emissions from existing coal-fired EGUs as on-site, heat-rate efficiency improvements. The final rule also provides states with a list of candidate technologies that can be used to establish standards of performance and incorporate these performance standards into state plans. In order for the states to be able to effectively implement the emission guidelines contained in the ACE Rule, the EPA is finalizing new regulations under Section 111(d) of the CAA to help clarify this process. The ACE Rule became effective in September 2019. In conjunction with the finalization of the ACE Rule, the EPA repealed its previously adopted Clean Power Plan (CPP). Also, in September 2019, the D.C. Circuit granted motions to dismiss challenges to the CPP and challenges to EPA's denial of reconsideration of the CPP.
Due to uncertainty regarding what future state implementation plans will require for compliance with the ACE Rule as well as legal challenges that have been filed, the Evergy Companies cannot determine the impact of the rule on their operations or consolidated financial results, but the cost to comply with the ACE Rule, should it be upheld and implemented in its current or a substantially similar form, could be material.
Water
The Evergy Companies discharge some of the water used in generation and other operations containing substances deemed to be pollutants. A November 2015 EPA rule establishes effluent limitations guidelines (ELG) and standards for wastewater discharges, including limits on the amount of toxic metals and other pollutants that can be discharged. Implementation timelines for this 2015 rule vary from 2018 to 2023. In April 2019, the U.S. Court of Appeals for the 5th Circuit (5th Circuit) issued a ruling that vacates and remands portions of the original ELG rule. Due to this ruling, future ELG modifications for the best available technology economically achievable for the legacy wastewater and leachate are likely.
In November 2019, the EPA published a proposed modification to the ELG rule. The proposed rule modifies numeric limits for flue gas desulfurization (FGD) wastewater and added a 10% volumetric purge limit for bottom ash transport water. The timeline for final FGD wastewater compliance was also delayed by two years to December 31, 2025. The Evergy Companies are in the process of reviewing the proposed rule and the costs to comply with these changes could be material.
In October 2014, the EPA's final standards for cooling water intake structures at power plants to protect aquatic life took effect. The standards, based on Section 316(b) of the federal Clean Water Act (CWA), require subject facilities to choose among seven best available technology options to reduce fish impingement. In addition, some facilities must conduct studies to assist permitting authorities to determine whether and what site-specific controls, if any, would be required to reduce entrainment of aquatic organisms. The Evergy Companies' current analysis indicates this rule will not have a significant impact on their coal plants that employ cooling towers or cooling lakes that can be classified as closed cycle cooling and do not expect the impact from this rule to be material. Plants without closed cycle cooling are under evaluation for compliance with these standards and may require additional controls, the costs of which could be material.
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
In April 2020, the U.S. District Court for the District of Montana (District Court of Montana) ruled that the U.S. Army Corps of Engineers' (Corps) reissuance of Nationwide Permit 12 (NWP 12) in 2017 violated the Endangered Species Act (ESA). The District Court of Montana determined that the Corps failed to initiate consultation under ESA to ensure that discharge activities under NWP 12 complied with the ESA. As a result, the District Court of Montana remanded NWP 12 to the Corps, vacated NWP 12 pending completion of the ESA consultation process and enjoined the Corps from authorizing any dredge or fill activities under NWP 12. The Evergy Companies utilize NWP 12 in the regulatory approval of various types of projects. The Evergy Companies are in the process of reviewing the ruling and resulting actions of the Corps and the impact to the Evergy Companies' operations and consolidated financial results could be material.
Regulation of Coal Combustion Residuals
In the course of operating their coal generation plants, the Evergy Companies produce coal combustion residuals (CCRs), including fly ash, gypsum and bottom ash. The EPA published a rule to regulate CCRs in April 2015, that requires additional CCR handling, processing and storage equipment and closure of certain ash disposal units.
In March 2019, the D.C. Circuit issued a ruling to grant the EPA's request to remand the Phase I, Part I CCR rule. This was in response to a prior court ruling requiring the EPA to address un-lined surface impoundment closure requirements. On December 2, 2019, the EPA published a proposed rule called the Part A CCR Rule. This proposal reclassifies clay-lined surface impoundments from "lined" to "unlined" and establishes a deadline of August 31, 2020 to initiate closure. The prior rule included a deadline of October 31, 2020 for unlined impoundments to initiate closure. In March 2020, the EPA published a proposed rule called the Part B CCR Rule. This proposal includes a process to allow unlined impoundments to continue to operate if a demonstration is made to prove that they are not adversely impacting groundwater, human health or the environment. The proposal also includes clarification regarding ash used in the closure of landfills and surface impoundments. The Evergy Companies are in the process of reviewing these proposed rules and the costs to comply with these changes could be material.
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
Storage of Spent Nuclear Fuel
Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel. In 2010, the DOE filed a motion with the Nuclear Regulatory Commission (NRC) to withdraw its application to construct a national repository for the disposal of spent nuclear fuel and high-level radioactive waste at Yucca Mountain, Nevada. The NRC has not yet issued a final decision on the matter.
Wolf Creek has elected to build a dry cask storage facility to expand its existing on-site spent nuclear fuel storage, which is expected to provide additional capacity prior to 2022. The Evergy Companies expect that the majority of the costs to construct the dry cask storage facility that would not have otherwise been incurred had the DOE begun accepting spent nuclear fuel will be reimbursed by the DOE. The Evergy Companies cannot predict, when, or if, an off-site storage site or alternative disposal site will be available to receive Wolf Creek's spent nuclear fuel and will continue to monitor this activity.

10. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
In the normal course of business, Evergy Kansas Central, Evergy Metro and Evergy Missouri West engage in related party transactions with one another. A summary of these transactions and the amounts associated with them is provided below.
Jointly-Owned Plants and Shared Services
Evergy Metro employees manage Evergy Missouri West's business and operate its facilities at cost, including Evergy Missouri West's 18% ownership interest in Evergy Metro's Iatan Nos. 1 and 2.  Evergy Kansas Central employees manage Jeffrey Energy Center (JEC) and operate its facilities at cost, including Evergy Missouri West's 8% ownership interest in JEC. Evergy Metro employees manage La Cygne Station and operate its facilities at cost, including Evergy Kansas Central's 50% interest in La Cygne Station. Evergy Metro and Evergy Kansas Central employees also provide one another with shared service support, including costs related to human resources, information technology, accounting and legal services.
The operating expenses and capital costs billed for jointly-owned plants and shared services are detailed in the following table.

Three Months Ended March 31	2020	2019
	(millions)
Evergy Metro billings to Evergy Missouri West	$39.3	$42.0
Evergy Kansas Central billings to Evergy Missouri West	4.3	6.3
Evergy Metro billings to Evergy Kansas Central	48.1	31.5
Evergy Kansas Central billings to Evergy Metro	15.0	7.4

Money Pool
Evergy Metro and Evergy Missouri West are also authorized to participate in the Evergy, Inc. money pool, which is an internal financing arrangement in which funds may be lent on a short-term basis to Evergy Metro and Evergy Missouri West from Evergy, Inc. and between Evergy Metro and Evergy Missouri West. At March 31, 2020 and December 31, 2019, Evergy Metro had no outstanding receivables or payables under the money pool.
Related Party Net Receivables and Payables
The following table summarizes Evergy Kansas Central's and Evergy Metro's related party net receivables and payables.

	March 31	December 31
	2020	2019
Evergy Kansas Central	(millions)
Net receivable from Evergy Missouri West	$1.3	$3.1
Net payable to Evergy Metro	(16.1)	(14.9)
Net receivable from (payable to) Evergy	(0.7)	6.9

Evergy Metro
Net receivable from Evergy Missouri West	$85.2	$78.7
Net receivable from Evergy Kansas Central	16.1	14.9
Net receivable from (payable to) Evergy	26.5	(4.3)

Tax Allocation Agreement
Evergy files a consolidated federal income tax return as well as unitary and combined income tax returns in several state jurisdictions with Kansas and Missouri being the most significant. Income taxes for consolidated or combined subsidiaries are allocated to the subsidiaries based on separate company computations of income or loss. As of March 31, 2020 and December 31, 2019, Evergy Kansas Central had income taxes receivable from Evergy of $33.6 million and $37.9 million, respectively. As of March 31, 2020 and December 31, 2019, Evergy Metro had income taxes payable to Evergy of $4.2 million and $14.1 million, respectively.
Leases
Evergy Metro leases certain transmission equipment from Evergy Kansas Central. This lease was entered into prior to the merger in an arms-length transaction and is accounted for as an operating lease. The right-of-use asset related to this lease is recorded within other long-term assets and the current and long-term lease liabilities are recorded within other current liabilities and other long-term liabilities, respectively, on the consolidated balance sheet. The assets and liabilities related to this lease between Evergy Kansas Central and Evergy Metro are eliminated at consolidated Evergy. As of March 31, 2020, Evergy Metro had a right-of-use asset of $29.3 million, a current lease liability of $0.7 million and a long-term lease liability of $28.6 million on its consolidated balance sheet related to this lease. As of December 31, 2019, Evergy Metro had a right-of-use asset of $29.5 million, a current lease liability of $0.6 million and a long-term lease liability of $28.9 million on its consolidated balance sheet related to this lease.
11. TAXES
Components of income tax expense are detailed in the following tables.

Evergy
Three Months Ended March 31	2020	2019
Current income taxes	(millions)
Federal	$2.4	$11.9
State	(0.4)	(0.6)
Total	2.0	11.3
Deferred income taxes
Federal	6.0	(7.3)
State	2.8	6.3
Total	8.8	(1.0)
Investment tax credit amortization	(0.7)	(1.0)
Income tax expense	$10.1	$9.3

Evergy Kansas Central
Three Months Ended March 31	2020	2019
Current income taxes	(millions)
Federal	$24.2	$10.4
State	(0.4)	0.4
Total	23.8	10.8
Deferred income taxes
Federal	(18.2)	(3.2)
State	2.6	3.6
Total	(15.6)	0.4
Investment tax credit amortization	(0.4)	(0.7)
Income tax expense	$7.8	$10.5

Evergy Metro
Three Months Ended March 31	2020	2019
Current income taxes	(millions)
Federal	$11.6	$7.9
State	1.2	0.8
Total	12.8	8.7
Deferred income taxes
Federal	(9.5)	(5.2)
State	(0.4)	0.4
Total	(9.9)	(4.8)
Investment tax credit amortization	(0.3)	(0.2)
Income tax expense	$2.6	$3.7

Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Evergy
Three Months Ended March 31	2020	2019
Federal statutory income tax rate	21.0%	21.0%
Effect of:
COLI policies	(1.6)	(1.8)
State income taxes	2.3	4.6
Flow through depreciation for plant-related differences	(3.9)	(4.4)
Federal tax credits	(4.5)	(3.9)
Non-controlling interest	(0.3)	(0.3)
AFUDC equity	(0.3)	—
Amortization of federal investment tax credits	(0.5)	(0.5)
Valuation allowance	—	(7.0)
Stock compensation	0.1	0.1
Officer compensation limitation	0.1	0.2
Other	(0.2)	0.2
Effective income tax rate	12.2%	8.2%

Evergy Kansas Central
Three Months Ended March 31	2020	2019
Federal statutory income tax rate	21.0%	21.0%
Effect of:
COLI policies	(3.1)	(3.2)
State income taxes	2.7	5.0
Flow through depreciation for plant-related differences	—	(0.1)
Federal tax credits	(6.6)	(6.1)
Non-controlling interest	(0.6)	(0.6)
AFUDC equity	(0.4)	(0.1)
Amortization of federal investment tax credits	(0.7)	(0.7)
Valuation allowance	—	(2.1)
Stock compensation	(0.1)	(0.1)
Other	0.1	0.3
Effective income tax rate	12.3%	13.3%

Evergy Metro
Three Months Ended March 31	2020	2019
Federal statutory income tax rate	21.0%	21.0%
Effect of:
COLI policies	—	(0.1)
State income taxes	2.2	4.9
Flow through depreciation for plant-related differences	(7.7)	(7.2)
Federal tax credits	(2.4)	(1.5)
AFUDC equity	(0.2)	—
Amortization of federal investment tax credits	(0.4)	(0.3)
Stock compensation	(3.6)	1.0
Officer compensation limitation	—	0.3
Other	0.4	0.3
Effective income tax rate	9.3%	18.4%

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following combined Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the consolidated financial statements and accompanying notes in this combined Quarterly Report on Form 10-Q and the Evergy Companies' combined 2019 Form 10-K. None of the registrants make any representation as to information related solely to Evergy, Evergy Kansas Central or Evergy Metro other than itself.
EVERGY, INC.
EXECUTIVE SUMMARY
Evergy is a public utility holding company incorporated in 2017 and headquartered in Kansas City, Missouri. Evergy operates primarily through the following wholly-owned direct subsidiaries listed below.

•
Evergy Kansas Central is an integrated, regulated electric utility that provides electricity to customers in the state of Kansas. Evergy Kansas Central has one active wholly-owned subsidiary with significant operations, Evergy Kansas South.

•	Evergy Metro is an integrated, regulated electric utility that provides electricity to customers in the states of Missouri and Kansas.

•	Evergy Missouri West is an integrated, regulated electric utility that provides electricity to customers in the state of Missouri.

•
Evergy Transmission Company owns 13.5% of Transource with the remaining 86.5% owned by AEP Transmission Holding Company, LLC, a subsidiary of AEP. Transource is focused on the development of competitive electric transmission projects. Evergy Transmission Company accounts for its investment in Transource under the equity method.

Evergy Kansas Central also owns a 50% interest in Prairie Wind, which is a joint venture between Evergy Kansas Central and subsidiaries of AEP and Berkshire Hathaway Energy Company. Prairie Wind owns a 108-mile, 345 kV double-circuit transmission line that provides transmission service in the SPP. Evergy Kansas Central accounts for its investment in Prairie Wind under the equity method.
Evergy Kansas Central, Evergy Kansas South, Evergy Metro and Evergy Missouri West conduct business in their respective service territories using the name Evergy. Collectively, the Evergy Companies have approximately 14,700 MWs of owned generating capacity and renewable purchased power agreements and engage in the generation, transmission, distribution and sale of electricity to approximately 1.6 million customers in the states of Kansas and Missouri. The Evergy Companies assess financial performance and allocate resources on a consolidated basis (i.e., operate in one segment).
Impact of COVID-19
The COVID-19 pandemic has had a significant impact on the way that the Evergy Companies conduct their operations, including the implementation of social distancing and other preventative protocols and the direction of employees to work remotely when possible. Further, the continued spread of COVID-19 and efforts to contain the virus, such as quarantines or closures or reduced operations of businesses, governmental agencies and other institutions, has caused and could continue to cause an economic slowdown or recession, result in significant disruptions or reductions in various public, commercial or industrial activities and cause employee absences. In the states of Missouri and Kansas as well as certain counties and municipalities within the Evergy Companies' service territory, "stay-at-home" orders were in effect for substantially all of April 2020. Some of the orders remain in effect, and management expects that the restrictions will be lifted or could be reinstated at varying times in the future.
Given the timing of the "stay-at-home" orders in Missouri and Kansas and preventative efforts to contain the virus in mid-to-late March 2020 to early April 2020, the Evergy Companies did not experience a significant impact to their results of operations in the first quarter of 2020 related to COVID-19. See Item 2 MD&A, Liquidity and Capital Resources section for a discussion regarding the disruption and volatility in the financial markets related to COVID-19 and the impact on Evergy's capital requirements and liquidity during the first quarter of 2020.
Subsequent to the first quarter of 2020, Evergy anticipates an overall reduction in demand and the shifting of usage away from customers with higher load requirements, such as industrial and commercial customers, towards customers with relatively lower load requirements, such as residential customers. Of Evergy's total 2019 revenues, approximately 37% were from residential customers with approximately 47% from commercial and industrial customers. The KCC and MPSC have established different prices for the Evergy Companies' residential, commercial and industrial customers and a similar change in demand across each customer class will have a different impact on earnings. Management estimates that a 1% change in demand for residential, commercial and industrial customers will impact Evergy's 2020 earnings by approximately $10 million, $8 million and $2 million, respectively. As a result, the impacts to Evergy's earnings of a reduction in demand from industrial or commercial customers could be partially offset by an increase in demand from residential customers, to the extent such an increase occurs.
The Evergy Companies have also temporarily implemented policies, and may in the future implement additional policies, that are intended to ease the financial burden of the pandemic on customers, such as temporarily extending payment options, eliminating late payment fees and eliminating disconnections for non-payment, which could lead to higher levels of credit loss expense and lower levels of operating cash flows compared with historical levels for the Evergy Companies and could also lead to the repayment of portions of the Evergy Companies' borrowings under receivable sale facilities.
Finally, the Evergy Companies have incurred expenses, and will continue to incur expenses, related to monitoring the COVID-19 pandemic and modifying operations in response to the pandemic that are recorded in operating and maintenance expense.
In May 2020, Evergy Kansas Central, Evergy Metro and Evergy Missouri West filed requests for AAOs with the KCC and MPSC, as applicable, that would allow for the extraordinary costs and financial impacts incurred by the companies as a result of the COVID-19 pandemic to be considered for future recovery from customers as part of their next rate case.  Decisions by the KCC and MPSC regarding the AAO requests are expected in the second half of 2020.

Evergy's management is actively monitoring, and will continue to monitor, the evolving impact of COVID-19 on its results of operations and any developments affecting its workforce and suppliers and will take additional actions as it believes are warranted. The extent to which COVID-19 and the factors noted above may impact the results of operations, financial condition and liquidity of the Evergy Companies will depend on future developments that are highly uncertain and cannot be predicted, including new information concerning the severity and duration of the COVID-19 outbreak and the actions taken to contain it or to seek recovery of its impact, among others.
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

•
the reduction of carbon emissions by 80% by 2050 from 2005 levels through the continued growth of Evergy's renewable energy portfolio and the retirement of older and less efficient fossil fuel plants. See "Transforming Evergy's Generation Fleet" in Part I, Item 1, Business, of the Evergy Companies' combined 2019 Form 10-K, for additional information.

In March 2020, the Evergy Board announced the creation of a Strategic Review & Operations Committee that will explore ways to enhance long-term shareholder value (taking into account applicable legal and regulatory requirements and any other relevant considerations), including through a potential strategic combination or an enhanced long-term standalone operating plan and strategy. The committee is expected to complete its review and make a recommendation to Evergy's Board by July 2020.
See "Cautionary Statements Regarding Certain Forward-Looking Information" and Part II, Item 1A, Risk Factors, for additional information.
Regulatory Proceedings
See Note 4 to the consolidated financial statements for information regarding regulatory proceedings.
Earnings Overview
The following table summarizes Evergy's net income and diluted EPS.

Three Months Ended March 31	2020	Change	2019
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$69.4	$(30.1)	$99.5
Earnings per common share, diluted	0.31	(0.08)	0.39
Net income attributable to Evergy, Inc. decreased for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to lower retail sales driven by unfavorable weather and lower corporate-owned life insurance (COLI) benefits in 2020, partially offset by lower transmission and distribution operating and maintenance expenses in 2020 due to costs incurred from storms in January 2019 and lower administrative and general expenses.
Diluted EPS decreased for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to the decrease in net income attributable to Evergy, Inc. discussed above, partially offset by a lower number of diluted weighted average common shares outstanding in 2020, which increased EPS by $0.04 for the three months ended March 31, 2020.

For additional information regarding the change in net income, refer to the Evergy Results of Operations section within this MD&A.
Adjusted Earnings (non-GAAP) and Adjusted EPS (non-GAAP)
Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) for the three months ended March 31, 2020, were $94.2 million or $0.41 per share, respectively. For the three months ended March 31, 2019, Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) were $111.1 million or $0.44 per share, respectively. In addition to net income attributable to Evergy, Inc. and diluted EPS, Evergy's management uses adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) to evaluate earnings and EPS without the costs resulting from rebranding, voluntary severance and advisor expenses.
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
The following table provides a reconciliation between net income attributable to Evergy, Inc. and diluted EPS as determined in accordance with GAAP and adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP).

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
Three Months Ended March 31	2020		2019
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$69.4	$0.31	$99.5	$0.39
Non-GAAP reconciling items:
Rebranding costs, pre-tax(a)	—	—	0.2	—
Voluntary severance costs, pre-tax(b)	27.0	0.12	14.8	0.06
Advisor expenses, pre-tax(c)	6.6	0.02	—	—
Income tax benefit(d)	(8.8)	(0.04)	(3.4)	(0.01)
Adjusted earnings (non-GAAP)	$94.2	$0.41	$111.1	$0.44

(a)
Reflects external costs incurred to rebrand the legacy Westar Energy and KCP&L utility brands to Evergy and are included in operating and maintenance expense on the consolidated statements of comprehensive income.

(b)
Reflects severance costs incurred associated with certain voluntary severance programs at the Evergy Companies and are included in operating and maintenance expense on the consolidated statements of comprehensive income.

(c)	Reflects advisor expenses incurred associated with strategic planning and are included in operating and maintenance expense on the consolidated statements of comprehensive income.

(d)	Reflects an income tax effect calculated at a statutory rate of approximately 26%, with the exception of certain non-deductible items.
Wolf Creek Refueling Outage
Wolf Creek's most recent refueling outage began in September 2019 and the unit returned to service in November 2019. Wolf Creek's next refueling outage is planned to begin in the first quarter of 2021.
ENVIRONMENTAL MATTERS
See Note 9 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 10 to the consolidated financial statements for information regarding related party transactions.

EVERGY RESULTS OF OPERATIONS
The following table summarizes Evergy's comparative results of operations.

Three Months Ended March 31	2020	Change	2019
	(millions)
Operating revenues	$1,116.7	$(100.2)	$1,216.9
Fuel and purchased power	258.2	(71.8)	330.0
SPP network transmission costs	62.0	(1.5)	63.5
Operating and maintenance	288.2	(18.7)	306.9
Depreciation and amortization	218.5	4.9	213.6
Taxes other than income tax	92.3	(1.0)	93.3
Income from operations	197.5	(12.1)	209.6
Other expense, net	(21.2)	(13.2)	(8.0)
Interest expense	96.2	5.1	91.1
Income tax expense	10.1	0.8	9.3
Equity in earnings of equity method investees, net of income taxes	2.2	—	2.2
Net income	72.2	(31.2)	103.4
Less: Net income attributable to noncontrolling interests	2.8	(1.1)	3.9
Net income attributable to Evergy, Inc.	$69.4	$(30.1)	$99.5

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
Management believes that utility gross margin provides a meaningful basis for evaluating the Evergy Companies' operations across periods because utility gross margin excludes the revenue effect of fluctuations in these expenses.  Utility gross margin is used internally to measure performance against budget and in reports for management and the Evergy Board.  Utility gross margin should be viewed as a supplement to, and not a substitute for, income from operations, which is the most directly comparable financial measure prepared in accordance with GAAP. The Evergy Companies' definition of utility gross margin may differ from similar terms used by other companies.

The following table summarizes Evergy's utility gross margin and MWhs sold and provides a reconciliation of utility gross margin to income from operations.

	Revenues and Expenses			MWhs Sold
Three Months Ended March 31	2020	Change	2019	2020	Change	2019
Retail revenues	(millions)			(thousands)
Residential	$402.5	$(49.2)	$451.7	3,578	(386)	3,964
Commercial	384.7	(28.8)	413.5	4,206	(218)	4,424
Industrial	140.6	(6.4)	147.0	1,999	(12)	2,011
Other retail revenues	10.6	0.8	9.8	33	(3)	36
Total electric retail	938.4	(83.6)	1,022.0	9,816	(619)	10,435
Wholesale revenues	63.5	(19.6)	83.1	2,874	(1,155)	4,029
Transmission revenues	75.6	(1.1)	76.7	N/A	N/A	N/A
Other revenues	39.2	4.1	35.1	N/A	N/A	N/A
Operating revenues	1,116.7	(100.2)	1,216.9	12,690	(1,774)	14,464
Fuel and purchased power	(258.2)	71.8	(330.0)
SPP network transmission costs	(62.0)	1.5	(63.5)
Utility gross margin (a)	796.5	(26.9)	823.4
Operating and maintenance	(288.2)	18.7	(306.9)
Depreciation and amortization	(218.5)	(4.9)	(213.6)
Taxes other than income tax	(92.3)	1.0	(93.3)
Income from operations	$197.5	$(12.1)	$209.6
(a) Utility gross margin is a non-GAAP financial measure. See explanation of utility gross margin above.
Evergy's utility gross margin decreased $26.9 million for the three months ended March 31, 2020, compared to the same period in 2019 driven by:

•
an $18.5 million decrease primarily due to lower Evergy Kansas Central, Evergy Metro and Evergy Missouri West retail sales driven by warmer winter weather, partially offset by a weather-normalized increase in residential demand at Evergy Metro and Evergy Missouri West. For the three months ended March 31, 2020, compared to the same period in 2019, heating degree days decreased 19%;

•
a $9.6 million decrease in revenue recognized for the Missouri Energy Efficiency Investment Act (MEEIA) earnings opportunity in 2020 related to the achievement of certain energy savings levels in the second cycle of Evergy Metro's and Evergy Missouri West's MEEIA programs; and

•
a $2.7 million decrease in revenue related to the granting of an Accounting Authority Order (AAO) by the MPSC in October 2019 requiring Evergy Missouri West to record a regulatory liability for the estimated amount of revenues it has collected from customers for certain costs related to Sibley Station since its retirement in November 2018; partially offset by

•	a $3.9 million increase for recovery of programs costs for energy efficiency programs under MEEIA, which have a direct offset in operating and maintenance expense.
Operating and Maintenance
Evergy's operating and maintenance expense decreased $18.7 million for the three months ended March 31, 2020, compared to the same period in 2019 primarily driven by:

•
a $17.3 million decrease in transmission and distribution operating and maintenance expense primarily due to $13.1 million of costs at Evergy Metro and Evergy Missouri West incurred from storms that occurred in January 2019 and lower employee headcount in 2020;

•
an $11.6 million decrease in various administrative and general operating and maintenance expenses primarily driven by a $4.8 million decrease in labor and employee benefits expense which included lower medical claims at Evergy Metro in 2020 and a lower employee headcount in 2020 and a $3.7 million decrease in property insurance expense due to a higher annual refund of nuclear insurance premiums received by Evergy Kansas Central and Evergy Metro in 2020 related to their ownership interest in Wolf Creek; and

•	an $8.5 million decrease in plant operating and maintenance expense at fossil-fuel generating units primarily due to:

◦	a $5.5 million decrease at Evergy Kansas Central primarily due to a $4.4 million decrease from a maintenance outage at Jeffrey Energy Center (JEC) Unit 2 in March 2019; and

◦	a $1.5 million decrease at Evergy Metro primarily driven by a $2.5 million decrease from outages at Hawthorn Station, Iatan Unit 1 and La Cygne Unit 1 in the first quarter of 2020; partially offset by

•
an $11.6 million increase due to $6.4 million of voluntary severance expenses incurred in the first quarter of 2020 by Evergy Kansas Central and Evergy Metro related to a Wolf Creek voluntary exit program and a $5.2 million increase of voluntary severance expenses at Evergy Kansas Central, Evergy Metro and Evergy Missouri West related to additional Evergy voluntary exit programs in 2020;

•	$6.6 million of advisor expenses incurred in the first quarter of 2020 associated with strategic planning; and

•	a $3.9 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue.
Depreciation and Amortization
Evergy's depreciation and amortization increased $4.9 million for the three months ended March 31, 2020, compared to the same period in 2019 primarily driven by capital additions at Evergy Kansas Central and Evergy Metro.
Other Expense, Net
Evergy's other expense, net increased $13.2 million for the three months ended March 31, 2020, compared to the same period in 2019, primarily driven by:

•	a $6.5 million increase due to recording lower Evergy Kansas Central COLI benefits in 2020; and

•	a $3.2 million increase due to higher net unrealized losses in Evergy Kansas Central's rabbi trust in 2020.
Interest Expense
Evergy's interest expense increased $5.1 million for the three months ended March 31, 2020, compared to the same period in 2019, primarily driven by:

•	a $12.4 million increase due to Evergy's issuance of $1.6 billion of senior notes in September 2019; and

•	a $2.4 million increase due to the issuance of Evergy Kansas Central's $300.0 million of 3.25% FMBs in August 2019; partially offset by

•	a $5.0 million decrease due to the repayment of Evergy Kansas South's $300.0 million of 6.70% FMBs at maturity in June 2019; and

•
a $4.6 million net decrease due to the repayment of Evergy Metro's $400.0 million of 7.15% Mortgage Bonds at maturity in April 2019, which decreased interest expense by $8.5 million, partially offset by a $3.9 million increase due to Evergy Metro's issuance of $400.0 million of 4.125% Mortgage Bonds in March 2019.

LIQUIDITY AND CAPITAL RESOURCES
Evergy relies primarily upon cash from operations, short-term borrowings, debt and equity issuances and its existing cash and cash equivalents to fund its capital requirements. Evergy's capital requirements primarily consist of capital expenditures, payment of contractual obligations and other commitments and the payment of dividends to shareholders. See the Evergy Companies' combined 2019 Form 10-K for more information on Evergy's sources and uses of cash.

Impact of Recent Market Volatility
The Evergy Companies have historically accessed the commercial paper market for working capital. The pandemic caused a disruption in the commercial paper market in the first quarter of 2020 and the Evergy Companies instead fulfilled their short-term liquidity needs through cash borrowings under their master credit facility as detailed further in Note 6 to the consolidated financial statements. In addition, as of March 31, 2020, Evergy Kansas Central and Evergy Metro had $121.9 million and $146.5 million, respectively, of outstanding variable rate tax-exempt bonds where the interest rate is reset on a weekly basis subject to successful market participation, which can be impacted by volatility in the capital markets. These variable rate tax-exempt bonds contain provisions allowing the holders to require Evergy Kansas Central or Evergy Metro, as applicable, to repurchase the bonds at the holder's option with minimal notice. Finally, to the extent that the Evergy Companies experience a significant increase in customer non-payment or delay in the timely receipt of customer payments, Evergy Kansas Central, Evergy Metro and Evergy Missouri West may not have sufficient eligible receivables under their receivable sales facilities and could be required to pay down portions of the borrowings under the facilities. As of March 31, 2020, Evergy's total borrowings under receivable sales facilities were $322.0 million.
In April 2020, Evergy Kansas Central issued, at a discount, $500.0 million of 3.45% FMBs, maturing in 2050 and issued a notice of redemption for its $250.0 million of 5.10% FMBs, which had an original maturity date of July 2020. The proceeds from this issuance will be used to redeem the $250.0 million of 5.10% FMBs in May 2020 and for general corporate purposes. In April 2020, Evergy Metro filed a long-term debt financing authorization request with the MPSC to issue $400.0 million of long-term debt through December 31, 2021 with the proceeds to be used to repay or refinance outstanding indebtedness, including the potential to redeem the $146.5 million of variable rate long-term debt discussed above. In May 2020, the MPSC approved Evergy Metro's request.
As of April 30, 2020, Evergy had approximately $400 million of cash and cash equivalents in addition to approximately $250 million of restricted cash to be used to redeem Evergy Kansas Central's $250.0 million of 5.10% FMBs in May 2020, and $1.6 billion of available borrowing capacity under its master credit facility. Further, as of April 30, 2020, the Evergy Companies had returned to fulfilling their short-term liquidity needs through the commercial paper market. Evergy believes that its existing cash on hand and available borrowing capacity under its master credit facility provide sufficient liquidity for its existing capital requirements.
Short-Term Borrowings
As of March 31, 2020, Evergy had $1.4 billion of available borrowing capacity under its master credit facility. The available borrowing capacity under the master credit facility consisted of $394.3 million for Evergy, Inc., $605.5 million for Evergy Kansas Central, $140.0 million for Evergy Metro and $277.9 million for Evergy Missouri West. Evergy Kansas Central's, Evergy Metro's and Evergy Missouri West's borrowing capacity under the master credit facility also supports their issuance of commercial paper. See Note 6 to the consolidated financial statements for more information regarding the master credit facility. Along with cash flows from operations and receivable sales facilities, Evergy generally uses borrowings under its master credit facility and the issuance of commercial paper to meet its day-to-day cash flow requirements.
Significant Debt Issuances
See Note 7 to the consolidated financial statements for information regarding significant debt issuances.
Pensions
For the three months ended March 31, 2020, Evergy made pension contributions of $21.4 million. Evergy expects to make additional pension contributions of $106.7 million in 2020 to satisfy ERISA funding requirements and KCC and MPSC rate orders, of which $27.5 million is expected to be paid by Evergy Kansas Central and $79.2 million is expected to be paid by Evergy Metro. Also in 2020, Evergy expects to make contributions of $3.8 million to the post-retirement benefit plans.
Debt Covenants
As of March 31, 2020, Evergy was in compliance with all debt covenants under the master credit facility and certain debt instruments that contain restrictions that require the maintenance of certain capitalization and leverage ratios. See Note 6 to the consolidated financial statements for more information.

Off-Balance Sheet Arrangement
Evergy's off-balance sheet arrangements were reported in the Evergy Companies' combined 2019 Form 10-K. As of March 31, 2020, there have been no material changes with regards to these off-balance sheet arrangements.
Cash Flows
The following table presents Evergy's cash flows from operating, investing and financing activities.

Three Months Ended March 31	2020	2019
	(millions)
Cash Flows from Operating Activities	$320.6	$362.1
Cash Flows used in Investing Activities	(333.4)	(271.4)
Cash Flows from Financing Activities	294.0	296.9
Cash Flows from Operating Activities
Evergy's cash flows from operating activities decreased $41.5 million for the three months ended March 31, 2020, compared to the same period in 2019, primarily driven by:

•	$22.1 million of interest payments made in March 2020 on Evergy's $1.6 billion of senior notes issued in September 2019; and

•
a $21.1 million decrease related to fuel recovery mechanisms in 2020 driven by a $33.8 million increase in the under recovery of costs subject to fuel recovery mechanisms at Evergy Kansas Central and Evergy Metro, partially offset by a $12.7 million decrease in the under recovery of costs at Evergy Missouri West.

Cash Flows used in Investing Activities
Evergy's cash flows used in investing activities increased $62.0 million for the three months ended March 31, 2020, compared to the same period in 2019, primarily driven by:

•
a $45.4 million increase in additions to property, plant and equipment primarily due to a $21.0 million increase at Evergy Metro primarily due to increased spending on customer meters and a customer billing system and a $17.9 million increase at Evergy Missouri West due to a variety of capital projects including transmission infrastructure additions and upgrades of telecommunications equipment; and

•	a decrease of $10.1 million in proceeds from COLI investments, primarily from Evergy Kansas Central due to a higher number of policy settlements in 2019.
Cash Flows from Financing Activities
Evergy's cash flows from financing activities decreased $2.9 million for the three months ended March 31, 2020, compared to the same period in 2019, primarily driven by:

•
a $494.0 million decrease in proceeds from long-term debt, net due to Evergy Metro's issuance of $400.0 million of 4.125% Mortgage Bonds and Evergy Missouri West's issuance of $100.0 million of 3.74% Senior Notes in March 2019; and

•
a $79.3 million decrease in short-term borrowings primarily driven by Evergy's $500.0 million of borrowings under its term loan credit facility in March 2019, partially offset by an increase of $420.7 million in cash borrowings under Evergy's master credit facility and commercial paper in the first quarter of 2020; partially offset by

•	$578.3 million of common stock repurchased as a result of Evergy's share repurchase program for the three months ended March 31, 2019.

EVERGY KANSAS CENTRAL, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Kansas Central is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Kansas Central's comparative results of operations.

Three Months Ended March 31	2020	Change	2019
	(millions)
Operating revenues	$560.1	$(36.7)	$596.8
Fuel and purchased power	99.2	(23.5)	122.7
SPP network transmission costs	62.0	(1.5)	63.5
Operating and maintenance	123.7	(4.9)	128.6
Depreciation and amortization	112.1	2.3	109.8
Taxes other than income tax	48.6	0.7	47.9
Income from operations	114.5	(9.8)	124.3
Other expense, net	(11.1)	(9.3)	(1.8)
Interest expense	41.6	(3.3)	44.9
Income tax expense	7.8	(2.7)	10.5
Equity in earnings of equity method investees, net of income taxes	1.2	—	1.2
Net income	55.2	(13.1)	68.3
Less: Net income attributable to noncontrolling interests	2.8	(1.1)	3.9
Net income attributable to Evergy Kansas Central, Inc.	$52.4	$(12.0)	$64.4
Evergy Kansas Central Utility Gross Margin and MWh Sales
The following table summarizes Evergy Kansas Central's utility gross margin and MWhs sold and provides a reconciliation of utility gross margin to income from operations.

	Revenues and Expenses			MWhs Sold
Three Months Ended March 31	2020	Change	2019	2020	Change	2019
Retail revenues	(millions)			(thousands)
Residential	$167.8	$(24.5)	$192.3	1,407	(139)	1,546
Commercial	151.1	(13.2)	164.3	1,624	(104)	1,728
Industrial	92.1	(6.3)	98.4	1,278	(64)	1,342
Other retail revenues	4.7	(0.4)	5.1	11	(1)	12
Total electric retail	415.7	(44.4)	460.1	4,320	(308)	4,628
Wholesale revenues	54.8	(6.5)	61.3	1,469	(604)	2,073
Transmission revenues	68.2	(1.0)	69.2	N/A	N/A	N/A
Other revenues	21.4	15.2	6.2	N/A	N/A	N/A
Operating revenues	560.1	(36.7)	596.8	5,789	(912)	6,701
Fuel and purchased power	(99.2)	23.5	(122.7)
SPP network transmission costs	(62.0)	1.5	(63.5)
Utility gross margin (a)	398.9	(11.7)	410.6
Operating and maintenance	(123.7)	4.9	(128.6)
Depreciation and amortization	(112.1)	(2.3)	(109.8)
Taxes other than income tax	(48.6)	(0.7)	(47.9)
Income from operations	$114.5	$(9.8)	$124.3

(a)	Utility gross margin is a non-GAAP financial measure. See explanation of utility gross margin under Evergy's Results of Operations.

Evergy Kansas Central's utility gross margin decreased $11.7 million for the three months ended March 31, 2020, compared to the same period in 2019 primarily due to lower retail sales driven by warmer winter weather. For the three months ended March 31, 2020, compared to the same period in 2019, heating degree days decreased 17%.
Evergy Kansas Central Operating and Maintenance
Evergy Kansas Central's operating and maintenance expense decreased $4.9 million for the three months ended March 31, 2020, compared to the same period in 2019 primarily driven by:

•
a $5.6 million decrease in various administrative and general operating and maintenance expenses primarily driven by a $2.5 million decrease in labor and employee benefits expense driven by a lower employee headcount in 2020 and a $1.9 million decrease in property insurance expense due to a higher annual refund of nuclear insurance premiums received by Evergy Kansas Central related to its indirect ownership interest in Wolf Creek; and

•
a $5.5 million decrease in plant operating and maintenance expense at fossil-fuel generating units primarily due to a $4.4 million decrease from a maintenance outage at JEC Unit 2 in March 2019; partially offset by

•
a $5.6 million increase due to $3.2 million of voluntary severance expenses incurred in the first quarter of 2020 related to a Wolf Creek voluntary exit program and a $2.4 million increase of voluntary severance expenses in 2020 related to additional Evergy voluntary exit programs.

Evergy Kansas Central Depreciation and Amortization
Evergy Kansas Central's depreciation and amortization expense increased $2.3 million for the three months ended March 31, 2020, compared to the same period in 2019 primarily driven by capital additions.
Evergy Kansas Central Other Expense, Net
Evergy Kansas Central's other expense, net increased $9.3 million for the three months ended March 31, 2020, compared to the same period in 2019 primarily driven by:

•	a $6.5 million increase due to recording lower COLI benefits in 2020; and

•	a $3.2 million increase due to higher net unrealized losses in Evergy Kansas Central's rabbi trust in 2020.
Evergy Kansas Central Interest Expense
Evergy Kansas Central's interest expense decreased $3.3 million for the three months ended March 31, 2020, compared to the same period in 2019 primarily driven by:

•	a $5.0 million decrease due to the repayment of Evergy Kansas South's $300.0 million of 6.70% FMBs at maturity in June 2019; partially offset by

•	a $2.4 million increase due to the issuance of Evergy Kansas Central's $300.0 million of 3.25% FMBs in August 2019.

EVERGY METRO, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Metro is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Metro's comparative results of operations.

Three Months Ended March 31	2020	Change	2019
	(millions)
Operating revenues	$375.5	$(49.9)	$425.4
Fuel and purchased power	92.5	(42.4)	134.9
Operating and maintenance	105.9	(16.1)	122.0
Depreciation and amortization	81.4	2.5	78.9
Taxes other than income tax	32.0	(0.7)	32.7
Income from operations	63.7	6.8	56.9
Other expense, net	(6.9)	(3.5)	(3.4)
Interest expense	28.6	(5.2)	33.8
Income tax expense	2.6	(1.1)	3.7
Net income	$25.6	$9.6	$16.0
Evergy Metro Utility Gross Margin and MWh Sales
The following table summarizes Evergy Metro's utility gross margin and MWhs sold and provides a reconciliation of utility gross margin to income from operations.

	Revenues and Expenses			MWhs Sold
Three Months Ended March 31	2020	Change	2019	2020	Change	2019
Retail revenues	(millions)			(thousands)
Residential	$147.4	$(16.8)	$164.2	1,265	(132)	1,397
Commercial	172.1	(11.7)	183.8	1,811	(83)	1,894
Industrial	30.1	0.4	29.7	415	38	377
Other retail revenues	3.5	0.9	2.6	17	(2)	19
Total electric retail	353.1	(27.2)	380.3	3,508	(179)	3,687
Wholesale revenues	6.8	(11.3)	18.1	1,271	(526)	1,797
Transmission revenues	3.1	—	3.1	N/A	N/A	N/A
Other revenues	12.5	(11.4)	23.9	N/A	N/A	N/A
Operating revenues	375.5	(49.9)	425.4	4,779	(705)	5,484
Fuel and purchased power	(92.5)	42.4	(134.9)
Utility gross margin (a)	283.0	(7.5)	290.5
Operating and maintenance	(105.9)	16.1	(122.0)
Depreciation and amortization	(81.4)	(2.5)	(78.9)
Taxes other than income tax	(32.0)	0.7	(32.7)
Income from operations	$63.7	$6.8	$56.9

(a)	Utility gross margin is a non-GAAP financial measure. See explanation of utility gross margin under Evergy's Results of Operations.
Evergy Metro's utility gross margin decreased $7.5 million for three months ended March 31, 2020, compared to the same period in 2019 driven by:

•
a $4.7 million decrease in revenue recognized for the MEEIA earnings opportunity in 2020 related to the achievement of certain energy savings levels in the second cycle of Evergy Metro's MEEIA program; and

•
a $3.9 million decrease primarily due to lower retail sales driven by warmer winter weather, partially offset by a weather-normalized increase in residential demand. For the three months ended March 31, 2020, compared to the same period in 2019, heating degree days decreased 20%; partially offset by

•	a $1.1 million increase for recovery of programs costs for energy efficiency programs under MEEIA, which have a direct offset in operating and maintenance expense.
Evergy Metro Operating and Maintenance
Evergy Metro's operating and maintenance expense decreased $16.1 million for the three months ended March 31, 2020, compared to the same period in 2019 primarily driven by:

•
a $14.5 million decrease in transmission and distribution operating and maintenance expense primarily due to $11.7 million of costs incurred from storms that occurred in January 2019 and lower employee headcount in 2020;

•
a $3.7 million decrease in various administrative and general operating and maintenance expenses primarily driven by a $1.8 million decrease in property insurance expense due to a higher annual refund of nuclear insurance premiums received by Evergy Metro related to its ownership interest in Wolf Creek and a $1.4 million decrease in labor and employee benefits expense primarily due to lower medical claims and lower employee headcount in 2020; and

•
a $1.5 million decrease in plant operating and maintenance expense at fossil-fuel generating units primarily due to a $2.5 million decrease from outages at Hawthorn Station, Iatan Unit 1 and La Cygne Unit 1 in the first quarter of 2020; partially offset by

•
a $5.2 million increase due to $3.2 million of voluntary severance expenses incurred in the first quarter of 2020 related to a Wolf Creek voluntary exit program and a $2.0 million increase of voluntary severance expenses in 2020 related to additional Evergy voluntary exit programs; and

•	a $1.1 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue.
Evergy Metro Depreciation and Amortization
Evergy Metro's depreciation and amortization increased $2.5 million for the three months ended March 31, 2020, compared to the same period in 2019 primarily driven by capital additions.
Evergy Metro Interest Expense
Evergy Metro's interest expense decreased $5.2 million for the three months ended March 31, 2020, compared to the same period in 2019 primarily driven by a $4.6 million net decrease due to the repayment of Evergy Metro's $400.0 million of 7.15% Mortgage Bonds at maturity in April 2019, which decreased interest expense by $8.5 million, partially offset by a $3.9 million increase due to Evergy Metro's issuance of $400.0 million of 4.125% Mortgage Bonds in March 2019.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of business, Evergy faces risks that are either non-financial or non-quantifiable. Such risks principally include business, legal, operational and credit risks and are discussed elsewhere in this document as well as in the Evergy Companies' combined 2019 Form 10-K and therefore are not represented here.
Evergy's interim period disclosures about market risk included in quarterly reports on Form 10-Q address material changes, if any, from the most recently filed annual report on Form 10-K. Therefore, these interim period disclosures should be read in conjunction with Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk included in the Evergy Companies' combined 2019 Form 10-K.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Kansas Central's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Metro's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Other Proceedings
The Evergy Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 4 and 9 to the consolidated financial statements.  Such information is incorporated herein by reference.

ITEM 1A. RISK FACTORS
Actual results in future periods for the Evergy Companies could differ materially from historical results and the forward-looking statements contained in this report. The business of the Evergy Companies is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond their control. Additional risks and uncertainties not presently known or that management currently believes to be immaterial may also adversely affect the Evergy Companies. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors included in the 2019 Form 10-K for each of Evergy, Evergy Kansas Central and Evergy Metro, as well as Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed by Evergy, Evergy Kansas Central and Evergy Metro. Except as set forth below, there have been no material changes with regards to those risk factors. This information, as well as the other information included in this report and in the other documents filed with the SEC, should be carefully considered before making an investment in the securities of the Evergy Companies. Risk factors of Evergy Kansas Central and Evergy Metro are also risk factors of Evergy.
The spread of COVID-19 and resulting impact on business and economic conditions could negatively affect the Evergy Companies' business and operations.
The COVID-19 pandemic has had a significant impact on the manner in which the Evergy Companies conduct their operations and could adversely impact their results of operations, cash flows and liquidity. The continued spread of COVID-19 and efforts to contain the virus, such as quarantines or closures or reduced operations of businesses, governmental agencies and other institutions, has caused and could continue to cause a continued economic slowdown or recession, result in significant disruptions or reductions in various public, commercial or industrial activities and cause employee absences, which could interfere with our operations. In addition, the COVID-19 pandemic has led to disruption and volatility in the financial markets, which could increase the Evergy Companies' cost of capital and impair their ability to access the capital markets.
The COVID-19 pandemic has altered electricity usage patterns, including an overall reduction in demand and shifting usage away from customers with relatively higher load requirements, such as industrial and commercial customers, toward customers with relatively lower load requirements, such as residential customers. These changes in electricity usage patterns, their duration and the extent to which some of these shifts could become long-term or permanent could result in a significant decrease in the Evergy Companies’ sales of electricity.
The Evergy Companies have also incurred, and will continue to incur, expenses related to monitoring the COVID-19 pandemic and modifying operations in response to the pandemic. Regulators might not allow for recovery of these expenses in a timely manner, or at all. In addition, in connection with the merger, Evergy Kansas Central and Evergy Metro agreed to a five-year base rate moratorium in Kansas beginning in December 2018. Also, effective as of January 1, 2019, Evergy Metro and Evergy Missouri West elected into plant-in service accounting (PISA) in Missouri, which, by law, requires each company to keep base rates constant for three years following Evergy Metro’s and Evergy Missouri West’s last general rate case. These and other factors may result in under-recovery of costs or failure to earn the authorized return on investment, or both.
The Evergy Companies have temporarily implemented policies, and may in the future implement additional policies, that are intended to ease the financial burden of the pandemic on customers, such as temporarily extending payment options, eliminating late payment fees, eliminating disconnections for non-payment and reducing security deposits for reconnections. There is also the possibility that legislation or regulations could be enacted at the federal or state level that would further restrict the Evergy Companies’ ability to discontinue service to customers in the event of non-payment or to collect amounts owed from customers for service provided. These measures could result in an overall increase in customer non-payment or delay in the timely receipt of customer payments, which could result in a significant increase in the Evergy Companies’ credit loss expense or significant decrease in operating cash flows.
Evergy Kansas Central, Evergy Metro and Evergy Missouri West sell retail electric accounts receivable to independent outside investors as a source of liquidity. These arrangements include covenants that limit the extent to which accounts receivable can be delinquent or unpaid. A decrease in the amount of, or a delay in receiving, customer collections due to the COVID-19 pandemic or otherwise could result in a breach of these accounts receivable financing arrangements and require the borrowers to repay any outstanding loans.
The Evergy Companies are planning to make significant capital expenditures in 2020 and beyond, and they regularly conduct maintenance on their facilities. The pandemic could disrupt the supply chains that provide services and equipment to the Evergy Companies as part of their capital expenditures or maintenance efforts. If the Evergy Companies' supply chains are disrupted, the Evergy Companies may be unable to perform necessary maintenance, which could result in increased costs as the Evergy Companies implement contingency plans to allow them to continue to operate. Supply chain interruptions may also increase the cost of maintenance and capital expenditures or result in the delay or cancellation of planned projects, any of which could have a material adverse impact on the Evergy Companies' results of operations.
The Evergy Companies also have a significant amount of net operating loss, tax credit and other tax carryforwards that are recorded as deferred income tax assets on their balance sheets. These tax benefits have various expiration dates and other limitations on the extent to which the benefits can be realized. The Evergy Companies regularly assess their future ability to utilize tax benefits to determine whether a valuation allowance is necessary. A significant reduction in the Evergy Companies’ taxable income due to the impacts of the COVID-19 pandemic or otherwise could require the Evergy Companies to record a valuation allowance against a portion of those tax assets, which in turn reduces earnings, and the Evergy Companies may in general not be able to utilize these tax benefits.

Any of these circumstances, or other impacts of the pandemic, could adversely affect customer demand or revenues, impact the ability of the Evergy Companies’ suppliers, vendors or contractors to perform, or cause other unpredictable events, which could have a significant adverse impact on the results of operations, financial position, liquidity and cash flows of the Evergy Companies.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities
The following table provides information regarding purchases by Evergy of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2020.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased(a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(b)
January 1 - 31	—	—	—	14,834,979
February 1 - 29	—	—	—	14,834,979
March 1 - 31	58,717	$65.95	—	14,834,979
Total	58,717	$65.95	—	14,834,979
(a) Represents shares Evergy purchased for withholding taxes related to restricted stock and performance shares.
(b) In July 2018, the Evergy Board authorized the repurchase of up to 60 million shares of Evergy's common stock with no expiration date. Evergy does not anticipate making additional repurchases under its share repurchase program while the Strategic Review & Operations Committee of the Evergy Board conducts its review of ways to enhance long-term shareholder value, which is expected to conclude in the third quarter of 2020.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
Annual Shareholder Meeting Results:
Evergy's annual meeting of shareholders was held on May 5, 2020. In accordance with the recommendations of the Evergy Board, the shareholders (i) elected thirteen directors; (ii) approved, on an advisory and non-binding basis, the 2019 compensation of Evergy's named executive officers; and (iii) ratified the appointment of Deloitte & Touche LLP as independent registered public accountants for 2020. The proposals voted upon at the annual meeting, as well as the voting results for each proposal are set forth below.
Item 1 on the Proxy Card. The thirteen persons named below were elected, as proposed in the proxy statement, to serve as directors until Evergy's annual meeting in 2021, and until their successors are elected and qualified. The voting regarding the election was as follows:

	Number of Votes
	For	Against	Abstain	Broker Non-Votes
Kirkland B. Andrews	120,706,038	36,965,933	435,819	26,870,395
Terry Bassham	155,913,501	1,829,607	364,682	26,870,395
Mollie Hale Carter	152,866,831	4,878,487	362,472	26,870,395
Richard L. Hawley	156,565,052	1,136,930	405,808	26,870,395
Thomas D. Hyde	156,286,883	1,403,940	416,967	26,870,395
B. Anthony Isaac	152,759,759	4,931,655	416,376	26,870,395
Paul M. Keglevic	113,414,493	44,252,652	440,645	26,870,395
Sandra A.J. Lawrence	149,258,789	8,489,075	359,926	26,870,395
Ann D. Murtlow	156,647,725	1,093,725	366,340	26,870,395
Sandra J. Price	156,613,095	1,153,627	341,068	26,870,395
Mark A. Ruelle	154,355,602	3,355,743	396,445	26,870,395
S. Carl Soderstrom Jr.	156,464,474	1,202,101	441,215	26,870,395
John Arthur Stall	156,564,604	1,113,928	429,258	26,870,395
Item 2 on the Proxy Card. In an advisory and non-binding "say on pay" vote, shareholders approved the 2019 compensation of Evergy’s named executive officers, with the following vote:

Number of Votes
For	Against	Abstain	Broker Non-Votes
153,663,895	3,602,095	841,800	26,870,395
Item 3 on the Proxy Card. Shareholders voted for the ratification and confirmation of the appointment of Deloitte & Touche LLP as Evergy's independent registered public accounting firm for 2020, with the following vote:

Number of Votes
For	Against	Abstain	Broker Non-Votes
182,331,816	2,103,690	542,679	—

Corporate Governance Matters
Mr. Charles Q. Chandler IV, formerly the Lead Independent Director of the Evergy Board of Directors, and Mr. John J. Sherman, formerly the chair of the Compensation and Leadership Development Committee of the Evergy Board of Directors, retired in connection with the 2020 annual meeting of shareholders, along with Mr. Gary D. Forsee and Mr. Scott D. Grimes. On May 5, 2020, the Evergy Board of Directors appointed Mr. Thomas D. Hyde to serve as the Lead Independent Director and Ms. Mollie Hale Carter to serve as chair of the Compensation and Leadership Development Committee.
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
ITEM 6. EXHIBITS

Exhibit Number		Description of Document	Registrant

3.1	*	Amended and Restated By-Laws of Evergy, Inc., as amended February 28, 2020 (Exhibit 3.1 to Form 8-K filed on March 2, 2020).	Evergy

3.2	*	Amended and Restated By-Laws of Evergy Kansas Central, Inc., as amended February 28, 2020 (Exhibit 3.2 to Form 8-K filed on March 2, 2020).	Evergy Kansas Central

3.3	*	Amended and Restated By-Laws of Evergy Metro, Inc., as amended February 28, 2020 (Exhibit 3.3 to Form 8-K filed on March 2, 2020).	Evergy Metro

4.1	*
Fiftieth Supplemental Indenture, dated as of April 9, 2020 between Evergy Kansas Central, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K filed on April 9, 2020).
Evergy Evergy Kansas Central

10.1	*	Agreement, dated February 28, 2020, among Evergy, Inc., Elliot Investment Management L.P., Elliot Associates, L.P. and Elliot International, L.P. (Exhibit 10.1 to Form 8-K filed on March 2, 2020).	Evergy

10.2	*	Amendment, dated March 25, 2020 among Evergy, Inc., Elliot Investment Management L.P., Elliott Associates, L.P. and Elliot International, L.P. (Exhibit 10.1 to Form 8-K filed on March 26, 2020).	Evergy

10.3	*+	Evergy, Inc. 2020 Annual Incentive Plan (Exhibit 10.24 to Evergy's Form 10-K for the period ended December 31, 2019).	Evergy Evergy Kansas Central Evergy Metro

Exhibit Number		Description of Document	Registrant

10.4	*+	Form of Evergy, Inc. 2020 Performance-Based Restricted Stock Unit Agreement (Exhibit 10.19 to Evergy's Form 10-K for the period ended December 31, 2019).	Evergy Evergy Kansas Central Evergy Metro

10.5	*+	Form of Evergy, Inc. 2020 Time-Based Restricted Stock Unit Agreement (Exhibit 10.20 to Evergy's Form 10-K for the period ended December 31, 2019).	Evergy Evergy Kansas Central Evergy Metro

31.1		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Evergy

31.2		Rule 13a-14(a)/15d-14(a) Certification of Anthony D. Somma.	Evergy

31.3		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Evergy Metro

31.4		Rule 13a-14(a)/15d-14(a) Certification of Anthony D. Somma.	Evergy Metro

31.5		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Evergy Kansas Central

31.6		Rule 13a-14(a)/15d-14(a) Certification of Anthony D. Somma.	Evergy Kansas Central

32.1	**	Section 1350 Certifications.	Evergy

32.2	**	Section 1350 Certifications.	Evergy Metro

32.3	**	Section 1350 Certifications.	Evergy Kansas Central

101.INS	***	XBRL Instance Document.	n/a

101.SCH		Inline XBRL Taxonomy Extension Schema Document.	Evergy Evergy Kansas Central Evergy Metro

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

104		Cover Page Interactive Data File (embedded within the Inline XBRL document).	Evergy Evergy Kansas Central Evergy Metro
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

EVERGY, INC.

Dated:	May 6, 2020	By: /s/ Anthony D. Somma
(Anthony D. Somma)
(Executive Vice President and Chief Financial Officer)

EVERGY KANSAS CENTRAL, INC.

Dated:	May 6, 2020	By: /s/ Anthony D. Somma
(Anthony D. Somma)
(Executive Vice President and Chief Financial Officer)

EVERGY METRO, INC.

Dated:	May 6, 2020	By: /s/ Anthony D. Somma
(Anthony D. Somma)
(Executive Vice President and Chief Financial Officer)