Form 10-Q
period 2020-06-30
Evergy, Inc.; EVERGY METRO, INC.; EVERGY KANSAS CENTRAL, INC.
filed 2020-08-05
CIK 1711269, 54476, 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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

On July 31, 2020, Evergy, Inc. had 226,827,540 shares of common stock outstanding.  On July 31, 2020, Evergy Metro, Inc. and Evergy Kansas Central, Inc. each had one share of common stock outstanding and held by Evergy, Inc.

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

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. Forward-looking statements include, but are not limited to, statements relating to our strategic plan, including, without limitation, those related to earnings per share, dividend, operating and maintenance expense and capital investment goals; the outcome of regulatory and legal proceedings; future energy demand; future power prices; plans with respect to existing and potential future generation resources; the availability and cost of generation resources and energy storage; target emissions reductions; and other matters relating to expected financial performance or affecting future operations. Forward-looking statements are often accompanied by forward-looking words such as "anticipates," "believes," "expects," "estimates," "forecasts," "should," "could," "may," "seeks," "intends," "proposed," "projects," "planned," "target," "outlook," "remain confident," "goal," "will" or other words of similar meaning. Forward-looking statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the forward-looking information.
In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Evergy Companies are providing a number of risks, uncertainties and other factors that could cause actual results to differ from the forward-looking information. These risks, uncertainties and other factors include, but are not limited to: economic and weather conditions and any impact on sales, prices and costs; changes in business strategy or operations; the impact of federal, state and local political, legislative, judicial and regulatory actions or developments, including deregulation, re-regulation and restructuring of the electric utility industry; decisions of regulators regarding, among other things, customer rates and the prudency of operational decisions such as capital expenditures and asset retirements; changes in applicable laws, regulations, rules, principles or practices, or the interpretations thereof, governing tax, accounting and environmental matters, including air and water quality and waste management and disposal; the impact of climate change, including increased frequency and severity of significant weather events and reduced demand for coal-based energy; prices and availability of electricity in wholesale markets; market perception of the energy industry and the Evergy Companies; the impact of the Coronavirus (COVID-19) pandemic on, among other things, sales, results of operations, financial condition, liquidity and cash flows, and also on operational issues, such as the availability and ability of our employees and suppliers to perform the functions that are necessary to operate the Evergy Companies; changes in the energy trading markets in which the Evergy Companies participate, including retroactive repricing of transactions by regional transmission organizations (RTO) and independent system operators; financial market conditions and performance, including changes in interest rates and credit spreads and in availability and cost of capital and the effects on derivatives and hedges, nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; the transition to a replacement for the London Interbank Offered Rate (LIBOR) benchmark interest rate; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of terrorist acts, including cyber terrorism; ability to carry out marketing and sales plans; cost, availability, quality and timely provision of equipment, supplies, labor and fuel; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; delays and cost increases of generation, transmission, distribution or other projects; the Evergy Companies' ability to manage their transmission and distribution development plans and transmission joint ventures; the inherent risks associated with the ownership and operation of a nuclear facility, including environmental, health, safety, regulatory and financial risks; workforce risks, including those related to increased costs of, or changes in, retirement, health care and other benefits; disruption, costs and uncertainties caused by or related to the actions of individuals or entities, such as activist shareholders or special interest groups, that seek to influence our strategic plan, financial results or operations; the possibility that strategic initiatives, including mergers, acquisitions and divestitures may not create the value that they are expected to achieve in a timely manner or at all; difficulties in maintaining relationships with customers, employees, regulators or suppliers; and other risks and uncertainties.
This list of factors is not all-inclusive because it is not possible to predict all factors. Additional risks and uncertainties are discussed from time to time in current, quarterly and annual reports filed by the Evergy Companies with the Securities and Exchange Commission (SEC). Reports filed by the Evergy Companies with the SEC should also be read for more information regarding risk factors. Each forward-looking statement speaks only as of the date of the particular statement. The Evergy Companies undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.
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

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

ACE	Affordable Clean Energy
AEP	American Electric Power Company, Inc.
AFUDC	Allowance for funds used during construction
AROs	Asset retirement obligations
BSER	Best system of emission reduction
CAA	Clean Air Act Amendments of 1990
CCRs	Coal combustion residuals
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
CPP	Clean Power Plan
CWA	Clean Water Act
DOE	Department of Energy
ELG	Effluent limitations guidelines
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERSP	Earnings Review and Sharing Plan
Evergy	Evergy, Inc. and its consolidated subsidiaries
Evergy Board	Evergy Board of Directors
Evergy Companies	Evergy, Evergy Kansas Central, and Evergy Metro, collectively, which are individual registrants within the Evergy consolidated group
Evergy Kansas Central	Evergy Kansas Central, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Kansas South	Evergy Kansas South, Inc., a wholly-owned subsidiary of Evergy Kansas Central
Evergy Metro	Evergy Metro, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Missouri West	Evergy Missouri West, Inc., a wholly-owned subsidiary of Evergy
Evergy Transmission Company	Evergy Transmission Company, LLC
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FMBs	First Mortgage Bonds
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
Great Plains Energy	Great Plains Energy Incorporated
JEC	Jeffrey Energy Center
KCC	State Corporation Commission of the State of Kansas
kV	Kilovolt
kWh	Kilowatt hour
MDNR	Missouri Department of Natural Resources
MECG	Midwest Energy Consumers Group

Abbreviation or Acronym	Definition
MEEIA	Missouri Energy Efficiency Investment Act
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
NAV	Net Asset Value
NRC	Nuclear Regulatory Commission
NSR	New source review
OCI	Other comprehensive income
OPC	Office of the Public Counsel
Prairie Wind	Prairie Wind Transmission, LLC, 50% owned by Evergy Kansas Central
RSU	Restricted share unit
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SPP	Southwest Power Pool, Inc.
TDC	Transmission delivery charge
TFR	Transmission formula rate
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by Evergy Transmission Company
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2020	2019
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$176.2	$23.2
Receivables, net of allowance for credit losses of $18.0 and $10.5, respectively	396.0	228.5
Accounts receivable pledged as collateral	297.0	339.0
Fuel inventory and supplies	520.3	481.6
Income taxes receivable	112.7	85.5
Regulatory assets	207.7	231.7
Prepaid expenses and other assets	80.5	78.2
Total Current Assets	1,790.4	1,467.7
PROPERTY, PLANT AND EQUIPMENT, NET	19,191.8	19,184.4
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	158.5	162.0
OTHER ASSETS:
Regulatory assets	1,714.6	1,740.5
Nuclear decommissioning trust fund	557.4	573.2
Goodwill	2,336.6	2,336.6
Other	501.1	511.5
Total Other Assets	5,109.7	5,161.8
TOTAL ASSETS	$26,250.4	$25,975.9
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2020	2019
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$350.8	$251.1
Current maturities of long-term debt of variable interest entities	18.8	32.3
Notes payable and commercial paper	467.0	561.9
Collateralized note payable	297.0	339.0
Accounts payable	332.8	528.8
Accrued taxes	200.2	145.1
Accrued interest	92.8	122.3
Regulatory liabilities	51.7	63.3
Asset retirement obligations	66.7	71.3
Accrued compensation and benefits	61.1	59.2
Other	147.2	161.6
Total Current Liabilities	2,086.1	2,335.9
LONG-TERM LIABILITIES:
Long-term debt, net	9,281.2	8,746.7
Long-term debt of variable interest entities, net	—	18.8
Deferred income taxes	1,602.2	1,744.4
Unamortized investment tax credits	188.2	375.4
Regulatory liabilities	2,581.2	2,248.3
Pension and post-retirement liability	1,007.6	1,017.6
Asset retirement obligations	619.1	602.8
Other	357.9	340.7
Total Long-Term Liabilities	15,637.4	15,094.7
Commitments and Contingencies (Note 10)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value 226,825,105 and 226,641,443 shares issued, stated value	7,073.5	7,070.4
Retained earnings	1,524.1	1,551.5
Accumulated other comprehensive loss	(49.8)	(50.0)
Total Evergy, Inc. Shareholders' Equity	8,547.8	8,571.9
Noncontrolling Interests	(20.9)	(26.6)
Total Equity	8,526.9	8,545.3
TOTAL LIABILITIES AND EQUITY	$26,250.4	$25,975.9
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended June 30		Year to Date June 30
	2020	2019	2020	2019
	(millions, except per share amounts)
OPERATING REVENUES	$1,184.7	$1,221.7	$2,301.4	$2,438.6
OPERATING EXPENSES:
Fuel and purchased power	258.1	291.6	516.3	621.6
SPP network transmission costs	69.7	62.8	131.7	126.3
Operating and maintenance	272.7	288.6	560.9	595.5
Depreciation and amortization	221.6	215.4	440.1	429.0
Taxes other than income tax	90.9	91.6	183.2	184.9
Total Operating Expenses	913.0	950.0	1,832.2	1,957.3
INCOME FROM OPERATIONS	271.7	271.7	469.2	481.3
OTHER INCOME (EXPENSE):
Investment earnings	3.1	2.6	2.3	5.8
Other income	7.6	6.1	9.9	14.3
Other expense	(14.9)	(18.1)	(37.6)	(37.5)
Total Other Expense, Net	(4.2)	(9.4)	(25.4)	(17.4)
Interest expense	99.5	95.4	195.7	186.5
INCOME BEFORE INCOME TAXES	168.0	166.9	248.1	277.4
Income tax expense	33.7	24.4	43.8	33.7
Equity in earnings of equity method investees, net of income taxes	2.0	2.1	4.2	4.3
NET INCOME	136.3	144.6	208.5	248.0
Less: Net income attributable to noncontrolling interests	2.9	4.9	5.7	8.8
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$133.4	$139.7	$202.8	$239.2
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO EVERGY, INC. (see Note 1)
Basic earnings per common share	$0.59	$0.57	$0.89	$0.96
Diluted earnings per common share	$0.59	$0.57	$0.89	$0.96
AVERAGE COMMON SHARES OUTSTANDING
Basic	227.2	243.2	227.1	248.0
Diluted	227.6	243.4	227.6	248.2
COMPREHENSIVE INCOME
NET INCOME	$136.3	$144.6	$208.5	$248.0
Derivative hedging activity
Loss on derivative hedging instruments	—	(21.2)	—	(35.0)
Income tax benefit	—	5.4	—	9.0
Net loss on derivative hedging instruments	—	(15.8)	—	(26.0)
Reclassification to expenses, net of tax	(1.0)	—	0.3	—
Derivative hedging activity, net of tax	(1.0)	(15.8)	0.3	(26.0)
Defined benefit pension plans
Amortization of net losses included in net periodic benefit costs, net of tax	(0.1)	—	(0.1)	—
Change in unrecognized pension expense, net of tax	(0.1)	—	(0.1)	—
Total other comprehensive income (loss)	(1.1)	(15.8)	0.2	(26.0)
COMPREHENSIVE INCOME	135.2	128.8	208.7	222.0
Less: comprehensive income attributable to noncontrolling interest	2.9	4.9	5.7	8.8
COMPREHENSIVE INCOME ATTRIBUTABLE TO EVERGY, INC.	$132.3	$123.9	$203.0	$213.2
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2020	2019
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$208.5	$248.0
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	440.1	429.0
Amortization of nuclear fuel	29.0	29.4
Amortization of deferred refueling outage	12.8	12.9
Amortization of corporate-owned life insurance	8.5	9.9
Non-cash compensation	8.7	9.4
Net deferred income taxes and credits	69.7	13.9
Allowance for equity funds used during construction	(4.6)	(0.4)
Payments for asset retirement obligations	(4.0)	(9.9)
Equity in earnings of equity method investees, net of income taxes	(4.2)	(4.3)
Income from corporate-owned life insurance	(6.3)	(15.1)
Other	0.5	(2.4)
Changes in working capital items:
Accounts receivable	(115.4)	(78.3)
Accounts receivable pledged as collateral	42.0	53.0
Fuel inventory and supplies	(38.4)	22.5
Prepaid expenses and other current assets	13.9	36.2
Accounts payable	(123.6)	(136.0)
Accrued taxes	27.9	99.9
Other current liabilities	(84.4)	(121.1)
Changes in other assets	66.0	41.1
Changes in other liabilities	(24.2)	(4.0)
Cash Flows from Operating Activities	522.5	633.7
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(635.6)	(572.4)
Purchase of securities - trusts	(36.9)	(27.0)
Sale of securities - trusts	30.3	24.5
Investment in corporate-owned life insurance	(16.1)	(17.0)
Proceeds from investment in corporate-owned life insurance	58.6	68.4
Other investing activities	(1.5)	(6.0)
Cash Flows used in Investing Activities	(601.2)	(529.5)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(94.9)	1,500.5
Collateralized short-term borrowings, net	(42.0)	(53.0)
Proceeds from long-term debt	889.5	493.3
Retirements of long-term debt	(251.1)	(701.1)
Retirements of long-term debt of variable interest entities	(32.3)	(30.3)
Borrowings against cash surrender value of corporate-owned life insurance	53.4	56.1
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(51.1)	(51.4)
Cash dividends paid	(229.0)	(235.6)
Repurchase of common stock under repurchase plan	—	(1,128.7)
Other financing activities	(10.8)	(7.3)
Cash Flows from (used in) Financing Activities	231.7	(157.5)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	153.0	(53.3)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	23.2	160.3
End of period	$176.2	$107.0
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

EVERGY, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	AOCI	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2019	226,641,443	$7,070.4	$1,551.5	$(50.0)	$(26.6)	$8,545.3
Net income	—	—	69.4	—	2.8	72.2
Issuance of stock compensation and reinvested dividends, net of tax withholding	97,305	(3.0)	—	—	—	(3.0)
Dividends declared on common stock ($0.505 per share)	—	—	(114.5)	—	—	(114.5)
Dividend equivalents declared	—	—	(0.7)	—	—	(0.7)
Stock compensation expense	—	4.6	—	—	—	4.6
Derivative hedging activity, net of tax	—	—	—	1.3	—	1.3
Other	—	0.2	—	—	—	0.2
Balance as of March 31, 2020	226,738,748	7,072.2	1,505.7	(48.7)	(23.8)	8,505.4
Net income	—	—	133.4	—	2.9	136.3
Issuance of stock compensation and reinvested dividends, net of tax withholding	86,357	(2.9)	—	—	—	(2.9)
Dividends declared on common stock ($0.505 per share)	—	—	(114.6)	—	—	(114.6)
Dividend equivalents declared	—	—	(0.4)	—	—	(0.4)
Stock compensation expense	—	4.1	—	—	—	4.1
Derivative hedging activity, net of tax	—	—	—	(1.0)	—	(1.0)
Change in unrecognized pension expense, net of tax	—	—	—	(0.1)	—	(0.1)
Other	—	0.1	—	—	—	0.1
Balance as of June 30, 2020	226,825,105	$7,073.5	$1,524.1	$(49.8)	$(20.9)	$8,526.9
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2020	2019
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$52.2	$5.2
Receivables, net of allowance for credit losses of $4.9 and $3.8, respectively	265.6	140.4
Related party receivables	15.4	9.9
Accounts receivable pledged as collateral	146.0	171.0
Fuel inventory and supplies	281.4	266.4
Income taxes receivable	26.6	30.4
Regulatory assets	93.0	93.3
Prepaid expenses and other assets	34.3	34.3
Total Current Assets	914.5	750.9
PROPERTY, PLANT AND EQUIPMENT, NET	9,833.5	9,864.9
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	158.5	162.0
OTHER ASSETS:
Regulatory assets	710.2	730.4
Nuclear decommissioning trust fund	263.2	272.5
Other	256.3	266.0
Total Other Assets	1,229.7	1,268.9
TOTAL ASSETS	$12,136.2	$12,046.7
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2020	2019
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$250.0
Current maturities of long-term debt of variable interest entities	18.8	32.3
Notes payable and commercial paper	215.0	249.2
Collateralized note payable	146.0	171.0
Accounts payable	159.8	200.5
Related party payables	17.7	14.8
Accrued taxes	105.0	98.7
Accrued interest	45.0	74.2
Regulatory liabilities	40.0	42.3
Asset retirement obligations	23.3	23.3
Other	132.7	130.2
Total Current Liabilities	903.3	1,286.5
LONG-TERM LIABILITIES:
Long-term debt, net	3,930.4	3,436.1
Long-term debt of variable interest entities, net	—	18.8
Deferred income taxes	819.3	817.7
Unamortized investment tax credits	66.6	253.2
Regulatory liabilities	1,402.0	1,132.5
Pension and post-retirement liability	467.7	495.5
Asset retirement obligations	258.7	249.6
Other	185.6	151.8
Total Long-Term Liabilities	7,130.3	6,555.2
Commitments and Contingencies (Note 10)
EQUITY:
Evergy Kansas Central, Inc. Shareholder's Equity:
Common stock - 1,000 shares authorized, $0.01 par value, 1 share issued	2,737.6	2,737.6
Retained earnings	1,385.9	1,494.0
Total Evergy Kansas Central, Inc. Shareholder's Equity	4,123.5	4,231.6
Noncontrolling Interests	(20.9)	(26.6)
Total Equity	4,102.6	4,205.0
TOTAL LIABILITIES AND EQUITY	$12,136.2	$12,046.7
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended June 30		Year to Date June 30
	2020	2019	2020	2019
	(millions)
OPERATING REVENUES	$570.8	$585.5	$1,130.9	$1,182.3
OPERATING EXPENSES:
Fuel and purchased power	102.1	107.7	201.3	230.4
SPP network transmission costs	69.7	62.8	131.7	126.3
Operating and maintenance	115.2	127.4	238.9	256.0
Depreciation and amortization	113.5	110.6	225.6	220.4
Taxes other than income tax	49.1	49.4	97.7	97.3
Total Operating Expenses	449.6	457.9	895.2	930.4
INCOME FROM OPERATIONS	121.2	127.6	235.7	251.9
OTHER INCOME (EXPENSE):
Investment earnings	4.1	0.9	2.4	2.4
Other income	6.5	3.4	8.6	10.7
Other expense	(5.7)	(8.5)	(17.2)	(19.1)
Total Other Income (Expense), Net	4.9	(4.2)	(6.2)	(6.0)
Interest expense	45.8	47.5	87.4	92.4
INCOME BEFORE INCOME TAXES	80.3	75.9	142.1	153.5
Income tax expense	118.9	9.9	126.7	20.4
Equity in earnings of equity method investees, net of income taxes	1.0	1.2	2.2	2.4
NET INCOME (LOSS)	(37.6)	67.2	17.6	135.5
Less: Net income attributable to noncontrolling interests	2.9	4.9	5.7	8.8
NET INCOME (LOSS) ATTRIBUTABLE TO EVERGY KANSAS CENTRAL, INC.	$(40.5)	$62.3	$11.9	$126.7
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2020	2019
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$17.6	$135.5
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	225.6	220.4
Amortization of nuclear fuel	14.5	14.7
Amortization of deferred refueling outage	6.4	6.5
Amortization of corporate-owned life insurance	8.5	9.9
Net deferred income taxes and credits	121.5	(6.3)
Allowance for equity funds used during construction	(3.9)	(0.1)
Payments for asset retirement obligations	(0.4)	(8.2)
Equity in earnings of equity method investees, net of income taxes	(2.2)	(2.4)
Income from corporate-owned life insurance	(6.3)	(14.4)
Other	(2.7)	(2.7)
Changes in working capital items:
Accounts receivable	(79.3)	(49.5)
Accounts receivable pledged as collateral	25.0	33.0
Fuel inventory and supplies	(14.7)	8.8
Prepaid expenses and other current assets	(2.1)	7.2
Accounts payable	17.4	(19.8)
Accrued taxes	10.1	48.9
Other current liabilities	(65.8)	(36.4)
Changes in other assets	23.2	13.1
Changes in other liabilities	(30.6)	(9.9)
Cash Flows from Operating Activities	261.8	348.3
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(284.0)	(287.0)
Purchase of securities - trusts	(11.8)	(9.6)
Sale of securities - trusts	10.2	11.0
Investment in corporate-owned life insurance	(15.3)	(16.3)
Proceeds from investment in corporate-owned life insurance	58.6	67.8
Other investing activities	(0.2)	(3.0)
Cash Flows used in Investing Activities	(242.5)	(237.1)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(34.2)	325.3
Collateralized short-term debt, net	(25.0)	(33.0)
Proceeds from long-term debt	493.0	—
Retirements of long-term debt	(250.0)	(300.0)
Retirements of long-term debt of variable interest entities	(32.3)	(30.3)
Borrowings against cash surrender value of corporate-owned life insurance	50.4	53.1
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(51.1)	(51.4)
Cash dividends paid	(120.0)	(110.0)
Other financing activities	(3.1)	(5.1)
Cash Flows from (used in) Financing Activities	27.7	(151.4)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	47.0	(40.2)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	5.2	44.5
End of period	$52.2	$4.3
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy Kansas Central, Inc. Shareholder
	Common stock shares	Common stock	Retained earnings	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2018	1	$2,737.6	$1,260.6	$(37.5)	$3,960.7
Net income	—	—	64.4	3.9	68.3
Dividends declared on common stock	—	—	(110.0)	—	(110.0)
Consolidation of noncontrolling interests	—	—	—	3.8	3.8
Distributions to shareholders of noncontrolling interests	—	—	—	(1.4)	(1.4)
Balance as of March 31, 2019	1	2,737.6	1,215.0	(31.2)	3,921.4
Net income	—	—	62.3	4.9	67.2
Distributions to shareholders of noncontrolling interests	—	—	—	(2.1)	(2.1)
Balance as of June 30, 2019	1	$2,737.6	$1,277.3	$(28.4)	$3,986.5

Balance as of December 31, 2019	1	$2,737.6	$1,494.0	$(26.6)	$4,205.0
Net income	—	—	52.4	2.8	55.2
Dividends declared on common stock	—	—	(60.0)	—	(60.0)
Balance as of March 31, 2020	1	2,737.6	1,486.4	(23.8)	4,200.2
Net income (loss)	—	—	(40.5)	2.9	(37.6)
Dividends declared on common stock	—	—	(60.0)	—	(60.0)
Balance as of June 30, 2020	1	$2,737.6	$1,385.9	$(20.9)	$4,102.6
The disclosures regarding Evergy Kansas Central included in the accompanying Unaudited Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2020	2019
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$110.6	$2.0
Receivables, net of allowance for credit losses of $9.0 and $4.6, respectively	101.5	48.1
Related party receivables	95.9	93.9
Accounts receivable pledged as collateral	103.0	118.0
Fuel inventory and supplies	181.4	163.0
Income taxes receivable	7.1	8.7
Regulatory assets	92.4	95.4
Prepaid expenses	27.8	22.8
Other assets	13.5	15.0
Total Current Assets	733.2	566.9
PROPERTY, PLANT AND EQUIPMENT, NET	6,852.3	6,839.0
OTHER ASSETS:
Regulatory assets	464.1	464.4
Nuclear decommissioning trust fund	294.2	300.7
Other	131.5	134.1
Total Other Assets	889.8	899.2
TOTAL ASSETS	$8,475.3	$8,305.1
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2020	2019
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Notes payable and commercial paper	$30.0	$199.3
Collateralized note payable	103.0	118.0
Accounts payable	147.1	233.6
Related party payables	12.5	4.6
Accrued taxes	65.3	38.8
Accrued interest	27.1	26.7
Regulatory liabilities	9.3	11.4
Asset retirement obligations	32.2	36.1
Accrued compensation and benefits	34.7	45.1
Other	30.4	34.0
Total Current Liabilities	491.6	747.6
LONG-TERM LIABILITIES:
Long-term debt, net	2,922.3	2,525.0
Deferred income taxes	520.4	642.8
Unamortized investment tax credits	119.0	119.6
Regulatory liabilities	884.4	792.2
Pension and post-retirement liability	516.4	499.7
Asset retirement obligations	225.2	217.5
Other	166.7	180.0
Total Long-Term Liabilities	5,354.4	4,976.8
Commitments and Contingencies (Note 10)
EQUITY:
Common stock - 1,000 shares authorized, without par value, 1 share issued, stated value	1,563.1	1,563.1
Retained earnings	1,061.3	1,012.8
Accumulated other comprehensive income	4.9	4.8
Total Equity	2,629.3	2,580.7
TOTAL LIABILITIES AND EQUITY	$8,475.3	$8,305.1
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Year to Date June 30
	2020	2019	2020	2019
	(millions)
OPERATING REVENUES	$424.3	$437.0	$799.8	$862.4
OPERATING EXPENSES:
Fuel and purchased power	101.3	116.2	193.8	251.1
Operating and maintenance	98.5	108.0	204.4	230.0
Depreciation and amortization	82.8	79.9	164.2	158.8
Taxes other than income tax	29.2	31.0	61.2	63.7
Total Operating Expenses	311.8	335.1	623.6	703.6
INCOME FROM OPERATIONS	112.5	101.9	176.2	158.8
OTHER INCOME (EXPENSE):
Investment earnings	0.3	0.6	0.8	1.4
Other income	1.1	0.3	1.1	1.1
Other expense	(5.9)	(5.8)	(13.3)	(10.8)
Total Other Expense, Net	(4.5)	(4.9)	(11.4)	(8.3)
Interest expense	27.7	29.6	56.3	63.4
INCOME BEFORE INCOME TAXES	80.3	67.4	108.5	87.1
Income tax expense (benefit)	(22.6)	8.0	(20.0)	11.7
NET INCOME	$102.9	$59.4	$128.5	$75.4
COMPREHENSIVE INCOME
NET INCOME	$102.9	$59.4	$128.5	$75.4
OTHER COMPREHENSIVE INCOME:
Derivative hedging activity
Reclassification to expenses, net of tax	0.2	(0.1)	0.1	0.8
Derivative hedging activity, net of tax	0.2	(0.1)	0.1	0.8
Total other comprehensive income (loss)	0.2	(0.1)	0.1	0.8
COMPREHENSIVE INCOME	$103.1	$59.3	$128.6	$76.2
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2020	2019
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$128.5	$75.4
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	164.2	158.8
Amortization of nuclear fuel	14.5	14.8
Amortization of deferred refueling outage	6.4	6.5
Net deferred income taxes and credits	(21.5)	(28.0)
Allowance for equity funds used during construction	(0.7)	(0.3)
Payments for asset retirement obligations	(1.4)	(1.4)
Other	(0.2)	0.5
Changes in working capital items:
Accounts receivable	(53.6)	(3.7)
Accounts receivable pledged as collateral	15.0	20.0
Fuel inventory and supplies	(18.4)	10.1
Prepaid expenses and other current assets	(4.6)	24.4
Accounts payable	(63.6)	(66.5)
Accrued taxes	28.1	50.8
Other current liabilities	(11.2)	(54.6)
Changes in other assets	24.9	24.9
Changes in other liabilities	5.2	17.8
Cash Flows from Operating Activities	211.6	249.5
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(235.7)	(208.6)
Purchase of securities - trusts	(25.1)	(17.5)
Sale of securities - trusts	20.0	13.4
Other investing activities	2.7	2.4
Cash Flows used in Investing Activities	(238.1)	(210.3)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(169.3)	49.8
Collateralized short-term debt, net	(15.0)	(20.0)
Proceeds from long-term debt	396.5	393.4
Retirements of long-term debt	—	(400.0)
Cash dividends paid	(80.0)	(65.0)
Other financing activities	2.9	3.0
Cash Flows from (used in) Financing Activities	135.1	(38.8)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	108.6	0.4
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	2.0	2.6
End of period	$110.6	$3.0
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC
Consolidated Statements of Changes in Equity
(Unaudited)

	Common stock shares	Common Stock	Retained earnings	AOCI - Net gains (losses) on cash flow hedges	Total Equity
	(millions, except share amounts)
Balance as of December 31, 2018	1	$1,563.1	$932.6	$4.1	$2,499.8
Net income	—	—	16.0	—	16.0
Derivative hedging activity, net of tax	—	—	—	0.9	0.9
Balance as of March 31, 2019	1	1,563.1	948.6	5.0	2,516.7
Net income	—	—	59.4	—	59.4
Dividends declared on common stock	—	—	(65.0)	—	(65.0)
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of June 30, 2019	1	$1,563.1	$943.0	$4.9	$2,511.0

Balance as of December 31, 2019	1	$1,563.1	$1,012.8	$4.8	$2,580.7
Net income	—	—	25.6	—	25.6
Dividends declared on common stock	—	—	(60.0)	—	(60.0)
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2020	1	1,563.1	978.4	4.7	2,546.2
Net income	—	—	102.9	—	102.9
Dividends declared on common stock	—	—	(20.0)	—	(20.0)
Derivative hedging activity, net of tax	—	—	—	0.2	0.2
Balance as of June 30, 2020	1	$1,563.1	$1,061.3	$4.9	$2,629.3
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

	June 30 2020	December 31 2019
Evergy	(millions)
Fuel inventory	$168.1	$146.4
Supplies	352.2	335.2
Fuel inventory and supplies	$520.3	$481.6
Evergy Kansas Central
Fuel inventory	$87.4	$80.2
Supplies	194.0	186.2
Fuel inventory and supplies	$281.4	$266.4
Evergy Metro
Fuel inventory	$58.6	$46.1
Supplies	122.8	116.9
Fuel inventory and supplies	$181.4	$163.0

Property, Plant and Equipment
The following tables summarize the property, plant and equipment of Evergy, Evergy Kansas Central and Evergy Metro.

June 30, 2020	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$28,246.6	$13,739.7	$10,930.9
Electric plant acquisition adjustment	724.3	724.3	—
Accumulated depreciation	(10,680.9)	(5,127.0)	(4,421.2)
Plant in service, net	18,290.0	9,337.0	6,509.7
Construction work in progress	799.4	445.2	291.5
Nuclear fuel, net	101.5	50.4	51.1
Plant to be retired, net(a)	0.9	0.9	—
Property, plant and equipment, net	$19,191.8	$9,833.5	$6,852.3

December 31, 2019	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$27,768.8	$13,538.1	$10,776.5
Electric plant acquisition adjustment	740.6	740.6	—
Accumulated depreciation	(10,293.7)	(4,951.5)	(4,272.0)
Plant in service, net	18,215.7	9,327.2	6,504.5
Construction work in progress	839.2	472.8	269.9
Nuclear fuel, net	128.5	63.9	64.6
Plant to be retired, net(a)	1.0	1.0	—
Property, plant and equipment, net	$19,184.4	$9,864.9	$6,839.0
(a) As of June 30, 2020 and December 31, 2019, represents the planned retirement of Evergy Kansas Central analog meters prior to the end of their remaining useful lives.
Other Income (Expense), Net
The table below shows the detail of other expense for each of the Evergy Companies.

	Three Months Ended June 30		Year to Date June 30
	2020	2019	2020	2019
Evergy	(millions)
Non-service cost component of net benefit cost	$(13.8)	$(14.1)	$(30.0)	$(27.2)
Other	(1.1)	(4.0)	(7.6)	(10.3)
Other expense	$(14.9)	$(18.1)	$(37.6)	$(37.5)
Evergy Kansas Central
Non-service cost component of net benefit cost	$(4.4)	$(5.2)	$(10.0)	$(9.6)
Other	(1.3)	(3.3)	(7.2)	(9.5)
Other expense	$(5.7)	$(8.5)	$(17.2)	$(19.1)
Evergy Metro
Non-service cost component of net benefit cost	$(6.3)	$(5.2)	$(13.2)	$(10.3)
Other	0.4	(0.6)	(0.1)	(0.5)
Other expense	$(5.9)	$(5.8)	$(13.3)	$(10.8)

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

The following table reconciles Evergy's basic and diluted EPS.

	Three Months Ended June 30		Year to Date June 30
	2020	2019	2020	2019
Income	(millions, except per share amounts)
Net income	$136.3	$144.6	$208.5	$248.0
Less: Net income attributable to noncontrolling interests	2.9	4.9	5.7	8.8
Net income attributable to Evergy, Inc.	$133.4	$139.7	$202.8	$239.2
Common Shares Outstanding
Weighted average number of common shares outstanding - basic	227.2	243.2	227.1	248.0
Add: Effect of dilutive securities	0.4	0.2	0.5	0.2
Weighted average number of common shares outstanding - dilutive	227.6	243.4	227.6	248.2
Basic and Diluted EPS	$0.59	$0.57	$0.89	$0.96

Anti-dilutive shares excluded from the computation of diluted EPS for the three months ended June 30, 2020, were 295,802 RSUs with performance measures and 58,714 RSUs with only service requirements. Anti-dilutive shares excluded from the computation of diluted EPS year to date June 30, 2020, were 295,802 RSUs with performance measures and 234 RSUs with only service requirements. There were no anti-dilutive securities excluded from the computation of diluted EPS for the three months ended and year to date June 30, 2019.
Dividends Declared
In August 2020, Evergy's Board of Directors (Evergy Board) declared a quarterly dividend of $0.505 per share on Evergy's common stock. The common dividend is payable September 21, 2020, to shareholders of record as of August 20, 2020.
Supplemental Cash Flow Information

Evergy
Year to Date June 30	2020	2019
Cash paid for (received from):	(millions)
Interest, net of amounts capitalized	$185.3	$173.9
Interest of VIEs	0.6	1.0
Income taxes, net of refunds	0.2	(17.7)
Right-of-use assets obtained in exchange for new operating lease liabilities	3.8	2.2
Non-cash investing transactions:
Property, plant and equipment additions	113.2	93.1
Non-cash financing transactions:
Issuance of stock for compensation and reinvested dividends	0.9	(0.3)
Right-of-use assets obtained in exchange for new finance lease liabilities	3.5	2.3

Evergy Kansas Central
Year to Date June 30	2020	2019
Cash paid for (received from):	(millions)
Interest, net of amounts capitalized	$82.7	$76.9
Interest of VIEs	0.6	1.0
Income taxes, net of refunds	0.2	(10.4)
Right-of-use assets obtained in exchange for new operating lease liabilities	3.5	—
Non-cash investing transactions:
Property, plant and equipment additions	46.3	24.2
Non-cash financing transactions:
Right-of-use assets obtained in exchange for new finance lease liabilities	2.2	2.3

Evergy Metro
Year to Date June 30	2020	2019
Cash paid for (received from):	(millions)
Interest, net of amounts capitalized	$54.9	$64.6
Income taxes, net of refunds	—	17.5
Right-of-use assets obtained in exchange for new operating lease liabilities	0.3	2.2
Non-cash investing transactions:
Property, plant and equipment additions	46.4	64.5
Non-cash financing transactions:
Right-of-use assets obtained in exchange for new finance lease liabilities	1.3	—

2. REVENUE
Evergy's, Evergy Kansas Central's and Evergy Metro's revenues disaggregated by customer class are summarized in the following tables.

Three Months Ended June 30, 2020	Evergy	Evergy Kansas Central	Evergy Metro
Revenues	(millions)
Residential	$476.7	$196.8	$183.6
Commercial	388.7	154.7	172.7
Industrial	139.3	86.8	32.9
Other retail	9.1	4.2	2.7
Total electric retail	$1,013.8	$442.5	$391.9
Wholesale	47.3	44.6	0.2
Transmission	82.2	74.1	3.8
Industrial steam and other	2.8	(2.3)	1.5
Total revenue from contracts with customers	$1,146.1	$558.9	$397.4
Other	38.6	11.9	26.9
Operating revenues	$1,184.7	$570.8	$424.3

Year to Date June 30, 2020	Evergy	Evergy Kansas Central	Evergy Metro
Revenues	(millions)
Residential	$879.2	$364.6	$331.0
Commercial	773.4	305.8	344.8
Industrial	279.9	178.9	63.0
Other retail	19.7	8.9	6.2
Total electric retail	$1,952.2	$858.2	$745.0
Wholesale	110.8	99.4	7.0
Transmission	157.8	142.3	6.9
Industrial steam and other	11.2	1.2	1.9
Total revenue from contracts with customers	$2,232.0	$1,101.1	$760.8
Other	69.4	29.8	39.0
Operating revenues	$2,301.4	$1,130.9	$799.8

Three Months Ended June 30, 2019	Evergy	Evergy Kansas Central	Evergy Metro
Revenues	(millions)
Residential	$431.6	$179.2	$162.1
Commercial	438.6	172.8	195.6
Industrial	156.6	98.8	36.2
Other retail	9.5	5.1	2.7
Total electric retail	$1,036.3	$455.9	$396.6
Wholesale	72.3	53.5	13.1
Transmission	76.4	68.6	3.1
Industrial steam and other	9.4	1.2	0.3
Total revenue from contracts with customers	$1,194.4	$579.2	$413.1
Other	27.3	6.3	23.9
Operating revenues	$1,221.7	$585.5	$437.0

Year to Date June 30, 2019	Evergy	Evergy Kansas Central	Evergy Metro
Revenues	(millions)
Residential	$883.3	$371.5	$326.3
Commercial	852.1	337.1	379.4
Industrial	303.6	197.2	65.9
Other retail	19.3	10.2	5.3
Total electric retail	$2,058.3	$916.0	$776.9
Wholesale	155.4	114.8	31.2
Transmission	153.1	137.8	6.2
Industrial steam and other	12.7	2.9	1.7
Total revenue from contracts with customers	$2,379.5	$1,171.5	$816.0
Other	59.1	10.8	46.4
Operating revenues	$2,438.6	$1,182.3	$862.4

3. RECEIVABLES
The Evergy Companies' receivables are detailed in the following table.

	June 30 2020	December 31 2019
Evergy	(millions)
Customer accounts receivable - billed	$12.9	$7.2
Customer accounts receivable - unbilled	225.0	104.0
Other receivables	176.1	127.8
Allowance for credit losses	(18.0)	(10.5)
Total	$396.0	$228.5
Evergy Kansas Central
Customer accounts receivable - billed	$—	$—
Customer accounts receivable - unbilled	87.7	49.7
Other receivables	182.8	94.5
Allowance for credit losses	(4.9)	(3.8)
Total	$265.6	$140.4
Evergy Metro
Customer accounts receivable - billed	$5.2	$3.1
Customer accounts receivable - unbilled	91.2	26.5
Other receivables	14.1	23.1
Allowance for credit losses	(9.0)	(4.6)
Total	$101.5	$48.1

Evergy's, Evergy Kansas Central's and Evergy Metro's other receivables at June 30, 2020 and December 31, 2019, consisted primarily of receivables from partners in jointly-owned electric utility plants, wholesale sales receivables and receivables related to alternative revenue programs. The Evergy Companies' other receivables also included receivables from contracts with customers as summarized in the following table.

	June 30 2020	December 31 2019
	(millions)
Evergy	$76.2	$42.0
Evergy Kansas Central	72.8	37.7
Evergy Metro	0.5	1.2

Allowance for Credit Losses
Historical loss information generally provides the basis for the Evergy Companies' assessment of expected credit losses. The Evergy Companies use an aging of accounts receivable method to assess historical loss information. When historical experience may not fully reflect the Evergy Companies' expectations about the future, the Evergy Companies will adjust historical loss information, as necessary, to reflect the current conditions and reasonable and supportable forecasts not already reflected in the historical loss information. The Evergy Companies have made an insignificant adjustment to their allowance for credit losses as of June 30, 2020, to reflect their belief that historical loss information does not reflect current conditions that have resulted from the economic slowdown resulting from the Coronavirus (COVID-19) pandemic.

Receivables are charged off when they are deemed uncollectible, which is based on a number of factors including specific facts surrounding an account and management's judgment.

The change in the Evergy Companies' allowance for credit losses is summarized in the following table.

	2020	2019
Evergy	(millions)
Beginning balance January 1	$10.5	$9.2
Credit loss expense	11.6	10.6
Write-offs	(10.9)	(16.6)
Recoveries of prior write-offs	6.8	6.0
Ending balance June 30	$18.0	$9.2
Evergy Kansas Central
Beginning balance January 1	$3.8	$3.9
Credit loss expense	2.9	3.4
Write-offs	(3.3)	(5.3)
Recoveries of prior write-offs	1.5	1.8
Ending balance June 30	$4.9	$3.8
Evergy Metro
Beginning balance January 1	$4.6	$3.8
Credit loss expense	5.7	4.9
Write-offs	(5.0)	(7.7)
Recoveries of prior write-offs	3.7	2.9
Ending balance June 30	$9.0	$3.9
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

	June 30 2020	December 31 2019
	(millions)
Evergy	$297.0	$339.0
Evergy Kansas Central	146.0	171.0
Evergy Metro	103.0	118.0

Each receivable sale facility expires in September 2020. Evergy Kansas Central's facility allows for $185.0 million in aggregate outstanding principal amount of borrowings from mid-October through mid-June and then $200.0 million from mid-June through the expiration date of the facility. Evergy Metro's facility allows for $130.0 million in aggregate outstanding principal amount of borrowings at any time. Evergy Missouri West's facility allows for $50.0 million in aggregate outstanding principal amount of borrowings from mid-November through mid-June and then $65.0 million from mid-June through the expiration date of the facility. Evergy Kansas Central, Evergy Metro and Evergy Missouri West expect to renew these agreements for at least one year.
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
Evergy Kansas Central's and Evergy Metro's 2019 calculations of annual earnings did not exceed their authorized return on equity of 9.3% and therefore did not result in any customer refund obligations. These calculations were filed with the KCC in April 2020. As of June 30, 2020, Evergy Kansas Central and Evergy Metro estimate their 2020 annual earnings will not result in a refund obligation. The final refund obligations for 2019 and 2020, if any, will be decided by the KCC and could vary from the current estimates.
Evergy Kansas Central and Evergy Metro COVID-19 Accounting Authority Order (AAO) Request
In May 2020, Evergy Kansas Central and Evergy Metro filed a joint request for an AAO with the KCC that would allow for the extraordinary costs and lost revenues incurred by the companies, net of any COVID-19-related savings, as a result of the COVID-19 pandemic to be considered for future recovery from customers as part of their next rate cases.
In July 2020, the KCC granted Evergy Kansas Central's and Evergy Metro's request for an AAO as discussed above. As a result of the KCC's order, Evergy Kansas Central and Evergy Metro will record to a regulatory asset all net incremental costs incurred associated with the COVID-19 pandemic for consideration in their next rate cases, which are expected to be completed no later than the end of 2023. Additionally, the KCC order states that the KCC will also consider granting the recovery of Evergy Kansas Central's and Evergy Metro's lost revenues associated with the COVID-19 pandemic as part of their next rate cases. If granted, these lost revenues would be recognized prospectively as billed to customers in future rates.
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
As a result of the MPSC order, Evergy has recorded a regulatory liability of $15.6 million as of June 30, 2020 for the estimated amount of revenues that Evergy Missouri West has collected from customers for Sibley Station since December 2018 that Evergy has determined is probable of refund. Evergy expects that it will continue to defer such amounts as collected from customers until new rates become effective in Evergy Missouri West's next rate case.

The accrual for this estimated amount does not include certain revenues collected related to Sibley Station that Evergy has determined to not be probable of refund in the next rate case based on the relevant facts and circumstances. While Evergy has determined these additional revenues to not be probable of refund, the ultimate resolution of this matter in Evergy Missouri West's next rate case is uncertain and could result in an estimated loss of up to approximately $12 million per year in excess of the amount accrued until Evergy Missouri West's new rates become effective. Evergy's regulatory liability for probable refunds as of June 30, 2020 and estimated loss in excess of the amount accrued represent estimates that could change significantly based on ongoing developments including as a result of an appeal of the MPSC order, decisions in other regulatory proceedings that establish precedent applicable to this matter and positions of parties on this issue in a future Evergy Missouri West rate case.
Evergy Metro and Evergy Missouri West COVID-19 AAO Request
In May 2020, Evergy Metro and Evergy Missouri West filed a joint request for an AAO with the MPSC that would allow for the extraordinary costs and lost revenues incurred by the companies, net of any COVID-19-related savings, as a result of the COVID-19 pandemic to be considered for future recovery from customers as part of their next rate cases. A decision by the MPSC regarding the AAO request is expected in the fourth quarter of 2020.
FERC Proceedings
Evergy Kansas Central TFR
Evergy Kansas Central's TFR, effective in January 2020, includes projected 2020 transmission capital expenditures and operating costs and is expected to increase annual transmission revenues by $6.8 million when compared to 2019. This rate is the most significant component in the retail rate calculation for Evergy Kansas Central's annual request with the KCC to adjust retail prices to include updated transmission costs through the TDC.
Evergy Metro TFR
Evergy Metro's TFR, effective in January 2020, includes projected 2020 transmission capital expenditures and operating costs and is expected to decrease annual transmission revenues by $1.7 million when compared to 2019. This rate is the most significant component in the retail rate calculation for Evergy Metro's annual request with the KCC to adjust retail prices to include updated transmission costs through the TDC.
5. GOODWILL
Accounting rules require goodwill to be tested for impairment annually and when an event occurs indicating the possibility that an impairment exists. Evergy's impairment test for the $2,336.6 million of goodwill that was recorded as a result of the Great Plains Energy Incorporated (Great Plains Energy) and Evergy Kansas Central merger was conducted as of May 1, 2020. The goodwill impairment test consists of comparing the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment. In the event that the carrying amount exceeds the fair value of the reporting unit, an impairment loss is recognized for the difference between the carrying amount of the reporting unit and its fair value. Evergy's consolidated operations are considered one reporting unit for assessment of impairment, as management assesses financial performance and allocates resources on a consolidated basis. The determination of fair value of the reporting unit consisted of two valuation techniques: an income approach consisting of a discounted cash flow analysis and a market approach consisting of a determination of reporting unit invested capital using a market multiple derived from the historical earnings before interest, income taxes, depreciation and amortization and market prices of the stock of peer companies. The results of the two techniques were evaluated and weighted to determine a point within the range that management considered representative of fair value for the reporting unit. The fair value of the reporting unit exceeded the carrying amount, including goodwill. As a result, there was no impairment of goodwill.
6. PENSION PLANS AND POST-RETIREMENT BENEFITS
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

	Pension Benefits			Post-Retirement Benefits
Three Months Ended June 30, 2020	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$19.5	$6.8	$12.7	$0.7	$0.3	$0.4
Interest cost	24.5	11.7	12.4	2.3	1.2	1.1
Expected return on plan assets	(26.7)	(13.3)	(13.9)	(2.3)	(1.6)	(0.6)
Prior service cost	0.5	0.4	0.2	0.1	0.1	—
Recognized net actuarial (gain)/loss	11.3	8.5	11.3	—	—	(0.2)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	29.1	14.1	22.7	0.8	—	0.7
Regulatory adjustment	9.1	0.3	0.7	(1.0)	(0.7)	(0.1)
Intercompany allocations	—	(1.7)	(5.0)	—	—	(0.2)
Net periodic benefit costs (income)	$38.2	$12.7	$18.4	$(0.2)	$(0.7)	$0.4

	Pension Benefits			Post-Retirement Benefits
Year to Date June 30, 2020	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$39.1	$13.6	$25.5	$1.4	$0.6	$0.8
Interest cost	48.9	23.5	25.0	4.6	2.4	2.2
Expected return on plan assets	(53.4)	(26.6)	(28.0)	(4.6)	(3.3)	(1.3)
Prior service cost	0.9	0.8	0.4	0.2	0.2	—
Recognized net actuarial (gain)/loss	22.7	16.9	22.6	0.1	—	(0.3)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	58.2	28.2	45.5	1.7	(0.1)	1.4
Regulatory adjustment	19.0	0.7	2.1	(1.9)	(1.4)	(0.1)
Intercompany allocations	—	(1.7)	(11.2)	—	—	—
Net periodic benefit costs (income)	$77.2	$27.2	$36.4	$(0.2)	$(1.5)	$1.3

	Pension Benefits			Post-Retirement Benefits
Three Months Ended June 30, 2019	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$19.1	$7.2	$11.9	$0.7	$0.3	$0.4
Interest cost	27.4	13.5	13.9	2.7	1.4	1.3
Expected return on plan assets	(26.8)	(13.7)	(12.3)	(2.6)	(1.6)	(1.0)
Prior service cost	0.5	0.4	0.3	0.1	0.1	—
Recognized net actuarial (gain)/loss	6.8	6.4	12.3	(0.3)	(0.2)	(0.4)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	27.0	13.8	26.1	0.6	—	0.3
Regulatory adjustment	12.7	0.5	(0.6)	(0.9)	(0.7)	0.1
Intercompany allocations	—	—	(7.1)	—	—	—
Net periodic benefit costs (income)	$39.7	$14.3	$18.4	$(0.3)	$(0.7)	$0.4

	Pension Benefits			Post-Retirement Benefits
Year to Date June 30, 2019	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$38.2	$14.5	$23.7	$1.3	$0.6	$0.7
Interest cost	54.9	26.9	28.0	5.3	2.8	2.5
Expected return on plan assets	(53.9)	(27.4)	(24.6)	(5.0)	(3.3)	(1.7)
Prior service cost	1.0	0.8	0.5	0.2	0.2	—
Recognized net actuarial (gain)/loss	13.7	12.8	24.5	(0.6)	(0.3)	(0.8)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	53.9	27.6	52.1	1.2	—	0.7
Regulatory adjustment	25.5	1.0	(1.2)	(1.7)	(1.5)	0.2
Intercompany allocations	—	—	(14.0)	—	—	(0.1)
Net periodic benefit costs (income)	$79.4	$28.6	$36.9	$(0.5)	$(1.5)	$0.8

The components of net periodic benefit costs other than the service cost component are included in other expense on the Evergy Companies' consolidated statements of income and comprehensive income.
Year to date June 30, 2020, Evergy, Evergy Kansas Central and Evergy Metro made pension contributions of $35.8 million, $29.0 million and $6.8 million, respectively. Evergy expects to make additional pension contributions of $96.9 million in 2020 to satisfy the Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and KCC and MPSC rate orders, of which $16.8 million is expected to be paid by Evergy Kansas Central and $80.1 million is expected to be paid by Evergy Metro.
Year to date June 30, 2020, Evergy, Evergy Kansas Central and Evergy Metro made post-retirement benefit contributions of $0.6 million, $0.3 million and $0.3 million, respectively. Evergy, Evergy Kansas Central and Evergy Metro expect to make additional contributions in 2020 of $3.1 million, $0.4 million and $2.7 million, respectively, to the post-retirement benefit plans.

7. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
Evergy's $2.5 billion master credit facility expires in 2023. Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West have borrowing capacity under the master credit facility with specific sublimits for each borrower. These sublimits can be unilaterally adjusted by Evergy for each borrower provided the sublimits remain within minimum and maximum sublimits as specified in the facility. A default by any borrower under the facility or one of its significant subsidiaries on other indebtedness totaling more than $100.0 million constitutes a default by that borrower under the facility. Under the terms of this facility, each of Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West is required to maintain a total indebtedness to total capitalization ratio, as defined in the facility, of not greater than 0.65 to 1.00 at all times. As of June 30, 2020, Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West were in compliance with this covenant.
The following table summarizes the committed credit facilities (excluding receivable sale facilities discussed in Note 3) available to the Evergy Companies as of June 30, 2020 and December 31, 2019.

		Amounts Drawn
	Master Credit Facility	Commercial Paper	Letters of Credit	Cash Borrowings	Available Borrowings	Weighted Average Interest Rate on Short-Term Borrowings
June 30, 2020	(millions)
Evergy, Inc.	$450.0	n/a	$0.7	$55.0	$394.3	1.47%
Evergy Kansas Central	1,000.0	215.0	27.1	—	757.9	0.34%
Evergy Metro	600.0	30.0	—	—	570.0	0.39%
Evergy Missouri West	450.0	167.0	2.0	—	281.0	0.46%
Evergy	$2,500.0	$412.0	$29.8	$55.0	$2,003.2

December 31, 2019
Evergy, Inc.	$450.0	n/a	$0.7	$20.0	$429.3	2.99%
Evergy Kansas Central	1,000.0	249.2	14.2	—	736.6	2.07%
Evergy Metro	600.0	199.3	—	—	400.7	2.02%
Evergy Missouri West	450.0	93.4	2.1	—	354.5	2.02%
Evergy	$2,500.0	$541.9	$17.0	$20.0	$1,921.1

8. LONG-TERM DEBT
Mortgage Bonds
In April 2020, Evergy Kansas Central issued, at a discount, $500.0 million of 3.45% First Mortgage Bonds (FMBs), maturing in 2050 and issued a notice of redemption for its $250.0 million of 5.10% FMBs, which had an original maturity date of July 2020. The proceeds from the issuance of Evergy Kansas Central's $500.0 million of 3.45% FMBs were used to redeem the $250.0 million of 5.10% FMBs in May 2020 and for general corporate purposes.
In May 2020, Evergy Metro issued, at a discount, $400.0 million of 2.25% Mortgage Bonds, maturing in 2030. The proceeds from the issuance of Evergy Metro's $400.0 million of 2.25% Mortgage Bonds were used to repay a portion of Evergy Metro's borrowings under the master credit facility and for general corporate purposes.

9. FAIR VALUE MEASUREMENTS
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
In September 2019, Evergy issued $800.0 million of 2.90% Senior Notes maturing in 2029 and paid $69.8 million to settle an interest rate swap agreement with a notional amount of $500.0 million that was designated as a cash flow hedge of interest payments on the debt issuance. The $69.8 million pre-tax loss was recorded in accumulated other comprehensive loss on Evergy's consolidated balance sheet and is being reclassified to interest expense over the ten-year term of the debt. For the three months ended June 30, 2020, $1.8 million and ($2.8) million were reclassified from accumulated other comprehensive loss to interest expense and income tax expense, respectively, on Evergy's consolidated statements of comprehensive income. Year to date June 30, 2020, $3.5 million and ($3.2) million were reclassified from accumulated other comprehensive loss to interest expense and income tax expense, respectively, on Evergy's consolidated statements of comprehensive income. As of June 30, 2020, Evergy expects to amortize $5.2 million to earnings from accumulated other comprehensive loss over the next twelve months.

Fair Value of Long-Term Debt
The Evergy Companies measure the fair value of long-term debt using Level 2 measurements available as of the measurement date. The book value and fair value of the Evergy Companies' long-term debt and long-term debt of variable interest entities is summarized in the following table.

	June 30, 2020		December 31, 2019
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt(a)	(millions)
Evergy(b)	$9,632.0	$11,034.5	$8,997.8	$9,750.2
Evergy Kansas Central	3,930.4	4,650.3	3,686.1	4,078.8
Evergy Metro	2,922.3	3,522.4	2,525.0	2,932.2
Long-term debt of variable interest entities(a)
Evergy	$18.8	$19.2	$51.1	$51.5
Evergy Kansas Central	18.8	19.2	51.1	51.5
(a) Includes current maturities.
(b) Book value as of June 30, 2020 and December 31, 2019, includes $117.9 million and $125.5 million, respectively, of fair value adjustments recorded in connection with purchase accounting for the Great Plains Energy and Evergy Kansas Central merger, which are not part of future principal payments and will amortize over the remaining life of the associated debt instrument.

Recurring Fair Value Measurements
The following tables include the Evergy Companies' balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	June 30, 2020	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$85.2	$77.7	$—	$—	$7.5
International equity funds	51.2	51.2	—	—	—
Core bond fund	39.7	39.7	—	—	—
High-yield bond fund	20.6	20.6	—	—	—
Emerging markets bond fund	18.5	18.5	—	—	—
Combination debt/equity/other fund	16.9	16.9	—	—	—
Alternative investments fund	17.4	—	—	—	17.4
Real estate securities fund	12.9	—	—	—	12.9
Cash equivalents	0.8	0.8	—	—	—
Total nuclear decommissioning trust	263.2	225.4	—	—	37.8
Rabbi trust
Core bond fund	25.0	—	—	—	25.0
Combination debt/equity/other fund	6.4	—	—	—	6.4
Cash equivalents	0.1	0.1	—	—	—
Total rabbi trust	31.5	0.1	—	—	31.4
Total	$294.7	$225.5	$—	$—	$69.2
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$196.5	$196.5	$—	$—	$—
Debt securities
U.S. Treasury	50.8	50.8	—	—	—
U.S. Agency	0.5	—	0.5	—	—
State and local obligations	3.1	—	3.1	—	—
Corporate bonds	40.7	—	40.7	—	—
Foreign governments	0.1	—	0.1	—	—
Cash equivalents	1.8	1.8	—	—	—
Other	0.7	—	0.7	—	—
Total nuclear decommissioning trust	294.2	249.1	45.1	—	—
Self-insured health plan trust(b)
Equity securities	0.5	0.5	—	—	—
Debt securities	8.8	3.2	5.6	—	—
Cash and cash equivalents	1.5	1.5	—	—	—
Total self-insured health plan trust	10.8	5.2	5.6	—	—
Total	$305.0	$254.3	$50.7	$—	$—
Other Evergy
Assets
Rabbi trusts
Fixed income fund	$13.0	$—	$—	$—	$13.0
Cash and cash equivalents	0.6	0.6	—	—	—
Total rabbi trusts	$13.6	$0.6	$—	$—	$13.0
Evergy
Assets
Nuclear decommissioning trust(a)	$557.4	$474.5	$45.1	$—	$37.8
Rabbi trusts	45.1	0.7	—	—	44.4
Self-insured health plan trust(b)	10.8	5.2	5.6	—	—
Total	$613.3	$480.4	$50.7	$—	$82.2

Description	December 31, 2019	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$86.1	$78.6	$—	$—	$7.5
International equity funds	52.0	52.0	—	—	—
Core bond fund	39.3	39.3	—	—	—
High-yield bond fund	22.3	22.3	—	—	—
Emerging markets bond fund	19.4	19.4	—	—	—
Combination debt/equity/other fund	16.4	16.4	—	—	—
Alternative investments fund	23.9	—	—	—	23.9
Real estate securities fund	12.6	—	—	—	12.6
Cash equivalents	0.5	0.5	—	—	—
Total nuclear decommissioning trust	272.5	228.5	—	—	44.0
Rabbi trust
Core bond fund	25.3	—	—	—	25.3
Combination debt/equity/other fund	6.3	—	—	—	6.3
Cash equivalents	0.1	0.1	—	—	—
Total rabbi trust	31.7	0.1	—	—	31.6
Total	$304.2	$228.6	$—	$—	$75.6
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$211.1	$211.1	$—	$—	$—
Debt securities
U.S. Treasury	50.3	50.3	—	—	—
U.S. Agency	0.4	—	0.4	—	—
State and local obligations	2.2	—	2.2	—	—
Corporate bonds	33.2	—	33.2	—	—
Foreign governments	0.1	—	0.1	—	—
Cash equivalents	3.1	3.1	—	—	—
Other	0.3	—	0.3	—	—
Total nuclear decommissioning trust	300.7	264.5	36.2	—	—
Self-insured health plan trust(b)
Equity securities	0.5	0.5	—	—	—
Debt securities	6.7	1.4	5.3	—	—
Cash and cash equivalents	2.7	2.7	—	—	—
Total self-insured health plan trust	9.9	4.6	5.3	—	—
Total	$310.6	$269.1	$41.5	$—	$—
Other Evergy
Assets
Rabbi trusts
Fixed income fund	$13.3	$—	$—	$—	$13.3
Cash and cash equivalents	0.5	0.5	—	—	—
Total rabbi trusts	$13.8	$0.5	$—	$—	$13.3
Evergy
Assets
Nuclear decommissioning trust(a)	$573.2	$493.0	$36.2	$—	$44.0
Rabbi trust	45.5	0.6	—	—	44.9
Self-insured health plan trust(b)	9.9	4.6	5.3	—	—
Total	$628.6	$498.2	$41.5	$—	$88.9

(a)	Fair value is based on quoted market prices of the investments held by the trust and/or valuation models.

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
The following table provides additional information on these Evergy and Evergy Kansas Central investments.

	June 30, 2020		December 31, 2019		June 30, 2020
	Fair	Unfunded	Fair	Unfunded	Redemption	Length of
	Value	Commitments	Value	Commitments	Frequency	Settlement
Evergy Kansas Central	(millions)
Nuclear decommissioning trust:
Domestic equity funds	$7.5	$2.6	$7.5	$3.3	(a)	(a)
Alternative investments fund(b)	17.4	—	23.9	—	Quarterly	65 days
Real estate securities fund(b)	12.9	—	12.6	—	Quarterly	65 days
Total	$37.8	$2.6	$44.0	$3.3
Rabbi trust:
Core bond fund	$25.0	$—	$25.3	$—	(c)	(c)
Combination debt/equity/other fund	6.4	—	6.3	—	(c)	(c)
Total	$31.4	$—	$31.6	$—
Other Evergy
Rabbi trust:
Fixed income fund	$13.0	$—	$13.3	$—	(c)	(c)
Total Evergy investments at NAV	$82.2	$2.6	$88.9	$3.3

(a)
This investment is in five long-term private equity funds that do not permit early withdrawal. Investments in these funds cannot be distributed until the underlying investments have been liquidated, which may take years from the date of initial liquidation. Three funds have begun to make distributions. The initial investment in the fourth and fifth funds occurred in 2016 and 2018, respectively. The fourth fund's term is 15 years, subject to the general partner's right to extend the term for up to three additional one-year periods.  The fifth fund's term will be 15 years after the initial closing date, subject to additional extensions approved by a fund advisory committee to provide for an orderly liquidation of fund investments and dissolution of the fund.

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

The following table summarizes the net unrealized gains (losses) for the Evergy Companies' nuclear decommissioning trusts and rabbi trusts.

	Three Months Ended June 30		Year to Date June 30
	2020	2019	2020	2019
Evergy	(millions)
Nuclear decommissioning trust - equity securities	$53.3	$13.3	$(36.0)	$51.2
Nuclear decommissioning trust - debt securities	2.3	2.3	5.3	4.4
Rabbi trusts - equity securities	2.8	1.0	0.8	1.5
Total	$58.4	$16.6	$(29.9)	$57.1
Evergy Kansas Central
Nuclear decommissioning trust - equity securities	$22.1	$8.8	$(16.0)	$26.0
Rabbi trust - equity securities	2.6	0.9	0.5	2.2
Total	$24.7	$9.7	$(15.5)	$28.2
Evergy Metro
Nuclear decommissioning trust - equity securities	$31.2	$4.5	$(20.0)	$25.2
Nuclear decommissioning trust - debt securities	2.3	2.3	5.3	4.4
Total	$33.5	$6.8	$(14.7)	$29.6

10. COMMITMENTS AND CONTINGENCIES
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
Water
The Evergy Companies discharge some of the water used in generation and other operations containing substances deemed to be pollutants. A November 2015 EPA rule establishes effluent limitations guidelines (ELG) and standards for wastewater discharges, including limits on the amount of toxic metals and other pollutants that can be discharged. Implementation timelines for this 2015 rule vary from 2018 to 2023. In April 2019, the U.S. Court of Appeals for the 5th Circuit (5th Circuit) issued a ruling that vacates and remands portions of the original ELG rule. Due to this ruling, future ELG modifications for the best available technology economically achievable for the discharge of legacy wastewater and leachate are likely.
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
In April 2020, the U.S. District Court for the District of Montana (District Court of Montana) ruled that the U.S. Army Corps of Engineers' (Corps) reissuance of Nationwide Permit 12 (NWP 12) in 2017 violated the Endangered Species Act (ESA). The District Court of Montana determined that the Corps failed to initiate consultation under ESA to ensure that discharge activities under NWP 12 complied with the ESA. As a result, the District Court of Montana remanded NWP 12 to the Corps, vacated NWP 12 pending completion of the ESA consultation process and enjoined the Corps from authorizing any dredge or fill activities under NWP 12. The Evergy Companies utilize NWP 12 in the regulatory approval of various types of projects and the ruling and resulting actions of the Corps could have a material impact on the Evergy Companies' operations and consolidated financial results. In May 2020, the District Court of Montana amended the previous ruling such that the vacatur only applies to new oil and gas pipelines and that NWP 12 remains in place for non-pipeline activities, which would include activities performed by the Evergy Companies. The Corps followed that action with a request to the U.S. Supreme Court (Supreme Court) to stay the District Court of Montana's order.  In July 2020, the Supreme Court granted in part and denied in part the Corps' request to stay.  The Supreme Court ruled that the request was granted and the order stayed except as it applies to the Keystone XL pipeline.  As such, the original NWP 12 ruling would no longer apply to the Evergy Companies' activities and it is not believed that the ruling will have a material impact on the Evergy Companies’ operations and consolidated financial results.
Regulation of Coal Combustion Residuals
In the course of operating their coal generation plants, the Evergy Companies produce coal combustion residuals (CCRs), including fly ash, gypsum and bottom ash. The EPA published a rule to regulate CCRs in April 2015, that requires additional CCR handling, processing and storage equipment and closure of certain ash disposal units.
In March 2019, the D.C. Circuit issued a ruling to grant the EPA's request to remand the Phase I, Part I CCR rule in response to a prior court ruling requiring the EPA to address un-lined surface impoundment closure requirements. In July 2020, the EPA issued a pre-publication version of the Part A CCR Rule. This proposal reclassified clay-lined surface impoundments from "lined" to "un-lined" and established a deadline of April 11, 2021 to initiate closure. The prior rule included a deadline of October 31, 2020 for unlined impoundments to initiate closure. In March 2020, the EPA published a proposed rule called the Part B CCR Rule. This proposal includes a process to allow unlined impoundments to continue to operate if a demonstration is made to prove that the unlined impoundments are not adversely impacting groundwater, human health or the environment. The proposal also includes clarification regarding ash used in the closure of landfills and surface impoundments. The Evergy Companies are in the process of reviewing the Part A and Part B CCR rules and the costs to comply with these changes could be material.
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
11. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
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
The operating expenses and capital costs billed for jointly-owned plants and shared services are detailed in the following table.

	Three Months Ended June 30		Year to Date June 30
	2020	2019	2020	2019
	(millions)
Evergy Metro billings to Evergy Missouri West	$36.0	$42.2	$75.3	$84.2
Evergy Kansas Central billings to Evergy Missouri West	10.0	6.4	14.3	12.7
Evergy Metro billings to Evergy Kansas Central	19.5	44.3	67.6	75.8
Evergy Kansas Central billings to Evergy Metro	4.5	8.9	19.5	16.3

Money Pool
Evergy Metro and Evergy Missouri West are authorized to participate in the Evergy, Inc. money pool, which is an internal financing arrangement in which funds may be lent on a short-term basis to Evergy Metro and Evergy Missouri West from Evergy, Inc. and between Evergy Metro and Evergy Missouri West. At June 30, 2020 and December 31, 2019, Evergy Metro had no outstanding receivables or payables under the money pool.

Related Party Net Receivables and Payables
The following table summarizes Evergy Kansas Central's and Evergy Metro's related party net receivables and payables.

	June 30	December 31
	2020	2019
Evergy Kansas Central	(millions)
Net receivable from Evergy Missouri West	$3.0	$3.1
Net payable to Evergy Metro	(5.9)	(14.9)
Net receivable from Evergy	0.6	6.9

Evergy Metro
Net receivable from Evergy Missouri West	$62.8	$78.7
Net receivable from Evergy Kansas Central	5.9	14.9
Net receivable from (payable to) Evergy	14.7	(4.3)

Tax Allocation Agreement
Evergy files a consolidated federal income tax return as well as unitary and combined income tax returns in several state jurisdictions with Kansas and Missouri being the most significant. Income taxes for consolidated or combined subsidiaries are allocated to the subsidiaries based on separate company computations of income or loss. As of June 30, 2020 and December 31, 2019, Evergy Kansas Central had income taxes receivable from Evergy of $26.6 million and $37.9 million, respectively. As of June 30, 2020 and December 31, 2019, Evergy Metro had income taxes receivable from Evergy of $7.1 million and payable to Evergy of $14.1 million, respectively.
Leases
Evergy Metro leases certain transmission equipment from Evergy Kansas Central. This lease was entered into prior to the merger in an arms-length transaction and is accounted for as an operating lease. The right-of-use asset related to this lease is recorded within other long-term assets and the current and long-term lease liabilities are recorded within other current liabilities and other long-term liabilities, respectively, on the consolidated balance sheet. The assets and liabilities related to this lease between Evergy Kansas Central and Evergy Metro are eliminated at consolidated Evergy. As of June 30, 2020, Evergy Metro had a right-of-use asset of $29.3 million, a current lease liability of $0.7 million and a long-term lease liability of $28.6 million on its consolidated balance sheet related to this lease. As of December 31, 2019, Evergy Metro had a right-of-use asset of $29.5 million, a current lease liability of $0.6 million and a long-term lease liability of $28.9 million on its consolidated balance sheet related to this lease.

12. TAXES
Components of income tax expense are detailed in the following tables.

Evergy
	Three Months Ended June 30		Year to Date June 30
	2020	2019	2020	2019
Current income taxes	(millions)
Federal	$(21.0)	$8.7	$(18.6)	$20.6
State	(6.9)	(0.2)	(7.3)	(0.8)
Total	(27.9)	8.5	(25.9)	19.8
Deferred income taxes
Federal	30.8	9.8	36.8	2.5
State	33.4	7.2	36.2	13.5
Total	64.2	17.0	73.0	16.0
Investment tax credit amortization	(2.6)	(1.1)	(3.3)	(2.1)
Income tax expense	$33.7	$24.4	$43.8	$33.7

Evergy Kansas Central
	Three Months Ended June 30		Year to Date June 30
	2020	2019	2020	2019
Current income taxes	(millions)
Federal	$(12.1)	$17.5	$12.1	$27.9
State	(6.5)	(1.6)	(6.9)	(1.2)
Total	(18.6)	15.9	5.2	26.7
Deferred income taxes
Federal	(10.4)	(10.7)	(28.6)	(13.9)
State	150.2	5.5	152.8	9.1
Total	139.8	(5.2)	124.2	(4.8)
Investment tax credit amortization	(2.3)	(0.8)	(2.7)	(1.5)
Income tax expense	$118.9	$9.9	$126.7	$20.4

Evergy Metro
	Three Months Ended June 30		Year to Date June 30
	2020	2019	2020	2019
Current income taxes	(millions)
Federal	$(11.1)	$26.4	$0.5	$34.3
State	(0.2)	4.6	1.0	5.4
Total	(11.3)	31.0	1.5	39.7
Deferred income taxes
Federal	26.2	(19.7)	16.7	(24.9)
State	(37.3)	(3.0)	(37.7)	(2.6)
Total	(11.1)	(22.7)	(21.0)	(27.5)
Investment tax credit amortization	(0.2)	(0.3)	(0.5)	(0.5)
Income tax expense (benefit)	$(22.6)	$8.0	$(20.0)	$11.7

Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Evergy
	Three Months Ended June 30		Year to Date June 30
	2020	2019	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Effect of:
COLI policies	(1.6)	(1.8)	(1.6)	(1.8)
State income taxes	3.6	2.9	3.2	3.6
Flow through depreciation for plant-related differences	(5.0)	(2.7)	(4.7)	(3.4)
Federal tax credits	(4.6)	(4.0)	(4.6)	(3.9)
Non-controlling interest	(0.3)	(0.5)	(0.3)	(0.4)
AFUDC equity	(0.7)	(0.1)	(0.6)	—
Amortization of federal investment tax credits	(0.5)	(0.5)	(0.5)	(0.5)
State tax rate change	8.1	—	5.5	—
Valuation allowance	—	—	—	(2.8)
Stock compensation	(0.4)	(0.3)	(0.2)	(0.1)
Officer compensation limitation	0.2	0.1	0.2	0.1
Other	—	0.4	—	0.2
Effective income tax rate	19.8%	14.5%	17.4%	12.0%

Evergy Kansas Central
	Three Months Ended June 30		Year to Date June 30
	2020	2019	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Effect of:
COLI policies	(3.0)	(3.3)	(3.0)	(3.3)
State income taxes	4.4	3.0	3.6	4.0
Flow through depreciation for plant-related differences	0.1	0.3	—	0.1
Federal tax credits	(6.9)	(6.1)	(6.8)	(6.1)
Non-controlling interest	(0.6)	(1.0)	(0.6)	(0.8)
AFUDC equity	(1.6)	(0.1)	(1.1)	(0.1)
Amortization of federal investment tax credits	(0.7)	(0.7)	(0.7)	(0.7)
State tax rate change	134.0	—	75.6	—
Valuation allowance	—	—	—	(1.0)
Stock compensation	(0.5)	(0.5)	(0.3)	(0.3)
Other	—	0.3	0.1	0.3
Effective income tax rate	146.2%	12.9%	87.8%	13.1%

Evergy Metro
	Three Months Ended June 30		Year to Date June 30
	2020	2019	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Effect of:
COLI policies	(0.3)	(0.1)	(0.2)	(0.1)
State income taxes	3.3	1.8	3.0	2.5
Flow through depreciation for plant-related differences	(9.5)	(5.7)	(9.0)	(6.0)
Federal tax credits	(2.4)	(1.5)	(2.4)	(1.5)
AFUDC equity	0.1	—	—	—
Amortization of federal investment tax credits	(0.4)	(0.3)	(0.4)	(0.3)
State tax rate change	(40.1)	—	(29.7)	—
Stock compensation	(0.3)	(0.2)	(1.1)	0.1
Officer compensation limitation	0.6	0.3	0.4	0.3
Other	(0.1)	(3.3)	—	(2.5)
Effective income tax rate	(28.1)%	12.0%	(18.4)%	13.5%

Tax Reform
In May 2020, the Kansas Legislature passed and Governor Laura Kelly signed House Bill 2585 (HB 2585), which exempts certain public utilities, including Evergy Kansas Central and Evergy Metro, from Kansas corporate income tax beginning in 2021 and allows the KCC to approve changes in rates related to increases or decreases in federal or state income tax rates.
As a result of the exemption from Kansas corporate income tax, the Evergy Companies revalued their deferred income tax assets and liabilities in May 2020. Evergy decreased its net deferred income tax liabilities by $233.8 million, primarily consisting of a $400.4 million adjustment for the revaluation of deferred income tax assets and liabilities included in rate base and a $31.7 million tax gross-up adjustment on this amount for ratemaking purposes and $13.8 million of income tax expense primarily related to the revaluation of deferred income taxes that will not be recovered from customers in future rates; partially offset by a decrease to unamortized investment tax credits of $183.6 million due to the revaluation of certain Kansas income tax credits and a $16.9 million tax gross-up adjustment on this amount for ratemaking purposes.
Evergy Kansas Central decreased its net deferred income tax liabilities by $17.6 million, primarily consisting of a $293.7 million adjustment for the revaluation of deferred income tax assets and liabilities included in rate base and a $17.3 million tax gross-up adjustment on this amount for ratemaking purposes; partially offset by a decrease to unamortized investment tax credits of $183.6 million due to the revaluation of certain Kansas income tax credits and a $16.9 million tax gross-up adjustment on this amount for ratemaking purposes and $109.0 million of income tax expense primarily related to the revaluation of deferred income taxes that will not be recovered from customers in future rates.
Evergy Metro decreased its net deferred income tax liabilities by $152.9 million, primarily consisting of a $106.7 million adjustment for the revaluation of deferred income tax assets and liabilities included in rate base and a $14.4 million tax gross-up adjustment on this amount for ratemaking purposes and $32.2 million of income tax benefit primarily related to the revaluation of deferred income taxes that will not be refunded to customers in future rates.
The changes to the Evergy Companies' net deferred income tax liabilities included in rate base were offset by corresponding changes in regulatory liabilities. The net regulatory liabilities will be refunded to customers in future rates by amortizing the amounts related to plant assets over the remaining useful life of the assets, and amortizing the amounts related to other items over a period to be determined in a future rate case. The changes to the Evergy Companies' unamortized investment tax credits were related to the portion of certain Kansas income tax credits that are not expected to be used after December 31, 2020. The amounts of income tax expense (benefit) recognized by the Evergy Companies related to the revaluation of deferred income taxes that will not be recovered from or refunded to customers in future rates primarily pertain to deferred tax adjustments related to the difference between Evergy's consolidated tax rate and the statutory tax rates used for setting rates at Evergy Kansas Central, Evergy Metro and Evergy Missouri West as well as deferred income tax adjustments related to non-regulated operations.
Evergy Kansas Central and Evergy Metro currently recover the cost of Kansas corporate income taxes in rates from their customers at the statutory rate of 7% that will be effective until 2021, when the income tax exemption established by HB 2585 takes effect. In accordance with the provisions of HB 2585, Evergy Metro and Evergy Kansas Central filed a joint application with the KCC in July 2020 to reduce their retail rates to reflect their exemption from Kansas corporate income taxes. In the joint application, Evergy Metro requested to implement its rate reduction in one phase, effective January 1, 2021, and Evergy Kansas Central requested to implement its rate reduction in three phases, effective January 1 in each of 2021, 2022 and 2023. A decision on the joint application from the KCC is expected in the fourth quarter of 2020.
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

Strategy
Evergy expects to continue operating its integrated utilities within the currently existing regulatory frameworks. In March 2020, the Evergy Board announced the creation of a Strategic Review & Operations Committee, whose mandate was to explore ways to enhance long-term shareholder value (taking into account applicable legal and regulatory requirements and any other relevant considerations), including through a potential strategic combination or an enhanced long-term standalone operating plan and strategy. The committee completed its review and unanimously recommended to the Evergy Board that Evergy pursue an enhanced long-term standalone operating plan and strategy and the Evergy Board subsequently unanimously concurred with the recommendation. This "Sustainability Transformation Plan" is a five-year plan to optimize and enhance value creation for shareholders, customers, communities and employees. Significant elements of the plan include:

•
targeting a reduction of approximately $330 million of operating and maintenance expense by 2024 from 2018 adjusted operating and maintenance expense (non-GAAP) (see "Non-GAAP Measures" within this Executive Summary for a reconciliation of this non-GAAP measure to the most comparable GAAP measure);

•	targeting a reduction of approximately $145 million of fuel and purchased power expense between 2019 and 2024; and

•
approximately $8.9 billion of expected base capital investments through 2024, or $1.4 billion more than Evergy's prior plan. Of this amount, Evergy expects approximately $2.8 billion to qualify for plant-in-service accounting in Missouri, and approximately $1.8 billion to be focused on FERC-jurisdictional improvements. See "Liquidity and Capital Resources; Capital Expenditures", for further information regarding Evergy's projected capital expenditures through 2024.

The plan also enhances Evergy's efforts to mitigate future strategic risk through responsible, accelerated decarbonization. Evergy has already reduced carbon dioxide emissions by 45% from 2005 levels and, earlier in 2020 Evergy announced a goal to achieve an 80% reduction from 2005 levels by 2050. The Sustainability Transformation Plan has the potential to reduce carbon dioxide emissions 85% by 2030 compared to 2005 levels. The new plan expedites carbon dioxide emission reductions by pursuing constructive regulatory recovery mechanisms that would be necessary to economically retire aging, coal-fired generation and expanding Evergy's wind and solar footprint. The pace of decarbonization will ultimately be defined in continued collaboration with stakeholders, including in the second half of 2020 as part of Evergy's triennial integrated resource plan.
See "Cautionary Statements Regarding Certain Forward-Looking Information" and Part II, Item 1A, Risk Factors, for additional information.
Impact of COVID-19
The COVID-19 pandemic has had, and may continue to have, a significant impact on the way that the Evergy Companies conduct their operations, including the implementation of social distancing and other preventative protocols and the direction of employees to work remotely when possible. Further, the spread of COVID-19 has resulted in efforts to contain the virus, such as quarantines, restrictions on travel, closures and the reduced operations of businesses, governmental agencies and other institutions. The pandemic, along with the efforts to contain the virus, has caused and could continue to cause an economic slowdown or recession, result in significant disruptions or reductions in various public, commercial or industrial activities and cause employee absences. In the states of Missouri and Kansas as well as certain counties and municipalities within the Evergy Companies' service territory, "stay-at-home" orders were in effect for substantially all of April 2020 and expired in early May 2020.
Following the expiration of the "stay-at-home" orders in early May 2020, much of the Evergy Companies' service territory was subject to phased reopening guidelines that limited the operations of businesses, governmental agencies and other institutions. Certain of these restrictions continue to remain in effect and a substantial portion of the Evergy Companies' service territory is also now required to utilize preventative measures such as the wearing of face coverings while in public areas. Management cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can it predict the severity and duration of its impact.

During the second quarter of 2020, Evergy experienced an overall reduction in demand and the shifting of usage away from customers with relatively higher load requirements, such as industrial and commercial customers, towards customers with relatively lower load requirements, such as residential customers. Of Evergy's total 2019 revenues, approximately 37% were from residential customers with approximately 47% from commercial and industrial customers. The KCC and MPSC have established different prices for the Evergy Companies' residential, commercial and industrial customers and a similar change in demand across each customer class will have a different impact on earnings. Management estimates that a 1% change in demand for residential, commercial and industrial customers will impact Evergy's 2020 earnings by approximately $10 million, $8 million and $2 million, respectively. As a result, the impacts to Evergy's earnings from a reduction in demand from industrial and commercial customers have been partially offset by an increase in demand from residential customers.
The Evergy Companies have also temporarily implemented policies, and in the future may implement additional policies, that are intended to ease the financial burden of the pandemic on customers. These policies, such as temporarily extending payment options and offering incentives for customer payments on overdue balances as well as the elimination of late payment fees and disconnections for non-payment through July 15, 2020, could lead to higher levels of credit loss expense and lower levels of operating cash flows compared to historical levels for the Evergy Companies. In addition, these policies, along with lower electric sales as a result of the overall reduction in demand discussed above, could also lead to the additional repayment of portions of the Evergy Companies' borrowings under receivable sale facilities.
Finally, the Evergy Companies have incurred, and will continue to incur, expenses related to monitoring the COVID-19 pandemic and modifying operations in response to the pandemic that are recorded in operating and maintenance expense.
In May 2020, Evergy Kansas Central, Evergy Metro and Evergy Missouri West filed joint requests for AAOs with the KCC and MPSC, as applicable, that would allow for the extraordinary costs and lost revenues incurred by the companies, net of any COVID-19-related savings, as a result of the COVID-19 pandemic to be considered for future recovery from customers as part of their next rate cases.  The KCC approved the AAO request in July 2020 and a decision by the MPSC is expected in the fourth quarter of 2020.

Evergy's management is actively monitoring, and will continue to monitor, the evolving impact of COVID-19 on its results of operations and any developments affecting its workforce and suppliers and will take additional actions as it believes are warranted. The situation is changing rapidly and future impacts may materialize that are not yet known. Accordingly, the extent to which COVID-19 and the factors noted above may impact the results of operations, financial condition, cash flows and liquidity of the Evergy Companies will depend on future developments that are highly uncertain and cannot be predicted, including new information concerning the severity and duration of the COVID-19 outbreak and the actions taken to contain it or to seek recovery of its impact, among others.
See "Cautionary Statements Regarding Certain Forward-Looking Information" and Part II, Item 1A, Risk Factors, for additional information.
Regulatory Proceedings
See Note 4 to the consolidated financial statements for information regarding regulatory proceedings.

Earnings Overview
The following table summarizes Evergy's net income and diluted EPS.

	Three Months Ended June 30			Year to Date June 30
	2020	Change	2019	2020	Change	2019
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$133.4	$(6.3)	$139.7	$202.8	$(36.4)	$239.2
Earnings per common share, diluted	0.59	0.02	0.57	0.89	(0.07)	0.96
Net income attributable to Evergy, Inc. decreased for the three months ended June 30, 2020, compared to the same period in 2019, primarily due to lower retail sales driven by a decrease in weather-normalized commercial and industrial demand primarily due to temporary business closures as a result of COVID-19, partially offset by an increase in weather-normalized residential demand and favorable weather; higher depreciation expense, and higher income tax expense due to the Kansas corporate income tax rate change, partially offset by lower operating and maintenance expense driven by plant outages and lower employee headcount.
Diluted EPS increased for the three months ended June 30, 2020, compared to the same period in 2019, primarily due to a lower number of diluted weighted average common shares outstanding in 2020, which increased EPS by $0.04 for the three months ended June 30, 2020.
Net income attributable to Evergy, Inc. decreased year to date June 30, 2020, compared to the same period in 2019, primarily due to lower retail sales driven by a decrease in weather-normalized commercial and industrial demand primarily due to temporary business closures as a result of COVID-19, partially offset by an increase in weather-normalized residential demand; higher depreciation expense; lower corporate-owned life insurance (COLI) benefits in 2020; higher interest expense and higher income tax expense due to the Kansas corporate income tax rate change, partially offset by lower operating and maintenance expenses in 2020.
Diluted EPS decreased year to date June 30, 2020, compared to the same period in 2019, primarily due to the decrease in net income attributable to Evergy, Inc. discussed above, partially offset by a lower number of diluted weighted average common shares outstanding in 2020, which increased EPS by $0.07 year to date June 30, 2020.
For additional information regarding the change in net income, refer to the Evergy Results of Operations section within this MD&A.
Adjusted Earnings (non-GAAP) and Adjusted EPS (non-GAAP)
Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) for the three months ended and year to date June 30, 2020, were $154.2 million or $0.68 per share and $248.4 million or $1.09 per share, respectively. For the three months ended and year to date June 30, 2019, Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) were $140.3 million or $0.58 per share and $251.4 million or $1.01 per share, respectively. In addition to net income attributable to Evergy, Inc. and diluted EPS, Evergy's management uses adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) to evaluate earnings and EPS without the costs resulting from rebranding, voluntary severance, advisor expenses and the revaluation of deferred tax assets and liabilities from the Kansas corporate income tax rate change.
Non-GAAP Measures
Adjusted Earnings and Adjusted EPS
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

The following tables provide a reconciliation between net income attributable to Evergy, Inc. and diluted EPS as determined in accordance with GAAP and adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP).

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
Three Months Ended June 30	2020		2019
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$133.4	$0.59	$139.7	$0.57
Non-GAAP reconciling items:
Rebranding costs, pre-tax(a)	—	—	0.9	0.01
Voluntary severance costs, pre-tax(b)	(0.4)	—	(0.1)	—
Advisor expenses, pre-tax(c)	9.8	0.04	—	—
Income tax benefit(d)	(2.4)	(0.01)	(0.2)	—
Kansas corporate income tax change(e)	13.8	0.06	—	—
Adjusted earnings (non-GAAP)	$154.2	$0.68	$140.3	$0.58

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
Year to Date June 30	2020		2019
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$202.8	$0.89	$239.2	$0.96
Non-GAAP reconciling items:
Rebranding costs, pre-tax(a)	—	—	1.1	—
Voluntary severance costs, pre-tax(b)	26.6	0.12	14.7	0.06
Advisor expenses, pre-tax(c)	16.4	0.07	—	—
Income tax benefit(d)	(11.2)	(0.05)	(3.6)	(0.01)
Kansas corporate income tax change(e)	13.8	0.06	—	—
Adjusted earnings (non-GAAP)	$248.4	$1.09	$251.4	$1.01

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

(e)
Reflects the revaluation of Evergy Kansas Central's, Evergy Metro's and Evergy Missouri West's deferred income tax assets and liabilities from the Kansas corporate income tax rate change and are included in income tax expense on the consolidated statements of comprehensive income.

2018 Adjusted Operating and Maintenance Expense
The following table provides a reconciliation between 2018 operating and maintenance expense and 2018 pro forma operating and maintenance expense as determined in accordance with GAAP and 2018 adjusted operating and maintenance expense (non-GAAP).

(millions)
2018 Operating and maintenance expense	$1,115.8
Pro forma adjustments(a):
Great Plains Energy operating and maintenance expense prior to the merger	317.9
Non-recurring merger costs and other	(101.3)
2018 Pro forma operating and maintenance expense	$1,332.4
Non-GAAP reconciling items:
Voluntary severance costs(b)	(23.5)
Deferral of merger transition costs(c)	28.5
Inventory write-offs at retiring generating units(d)	(31.0)
2018 Adjusted operating and maintenance expense (non-GAAP)	$1,306.4

(a)
Reflects pro forma adjustments made in accordance with Article 11 of Regulation S-X and ASC 805 - Business Combinations. See Note 2 to the consolidated financial statements in the Evergy Companies' combined 2018 annual report on Form 10-K for further information regarding these adjustments.

(b)
Reflects severance costs incurred associated with certain voluntary severance programs at the Evergy Companies and are included in operating and maintenance expense on the 2018 consolidated statements of comprehensive income in the Evergy Companies' combined 2018 annual report on Form 10-K.

(c)
Reflects the portion of the $47.8 million deferral of merger transition costs to a regulatory asset in June 2018 that related to costs incurred prior to 2018. The remaining merger transition costs included within the $47.8 million deferral were both incurred and deferred in 2018 and did not impact earnings. This item is included in operating and maintenance expense on the 2018 consolidated statements of comprehensive income in the Evergy Companies' combined 2018 annual report on Form 10-K.

(d)
Reflects obsolete inventory write-offs for Evergy Kansas Central's Unit 7 at Tecumseh Energy Center, Units 3 and 4 at Murray Gill Energy Center, Units 1 and 2 at Gordon Evans Energy Center, Evergy Metro's Montrose Station and Evergy Missouri West's Sibley Station and are included in operating and maintenance expense on the 2018 consolidated statements of comprehensive income in the Evergy Companies' combined 2018 annual report on Form 10-K.

Wolf Creek Refueling Outage
Wolf Creek's most recent refueling outage began in September 2019 and the unit returned to service in November 2019. Wolf Creek's next refueling outage is planned to begin in the first quarter of 2021.
ENVIRONMENTAL MATTERS
See Note 10 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 11 to the consolidated financial statements for information regarding related party transactions.

EVERGY RESULTS OF OPERATIONS
The following table summarizes Evergy's comparative results of operations.

	Three Months Ended June 30			Year to Date June 30
	2020	Change	2019	2020	Change	2019
	(millions)
Operating revenues	$1,184.7	$(37.0)	$1,221.7	$2,301.4	$(137.2)	$2,438.6
Fuel and purchased power	258.1	(33.5)	291.6	516.3	(105.3)	621.6
SPP network transmission costs	69.7	6.9	62.8	131.7	5.4	126.3
Operating and maintenance	272.7	(15.9)	288.6	560.9	(34.6)	595.5
Depreciation and amortization	221.6	6.2	215.4	440.1	11.1	429.0
Taxes other than income tax	90.9	(0.7)	91.6	183.2	(1.7)	184.9
Income from operations	271.7	—	271.7	469.2	(12.1)	481.3
Other expense, net	(4.2)	5.2	(9.4)	(25.4)	(8.0)	(17.4)
Interest expense	99.5	4.1	95.4	195.7	9.2	186.5
Income tax expense	33.7	9.3	24.4	43.8	10.1	33.7
Equity in earnings of equity method investees, net of income taxes	2.0	(0.1)	2.1	4.2	(0.1)	4.3
Net income	136.3	(8.3)	144.6	208.5	(39.5)	248.0
Less: Net income attributable to noncontrolling interests	2.9	(2.0)	4.9	5.7	(3.1)	8.8
Net income attributable to Evergy, Inc.	$133.4	$(6.3)	$139.7	$202.8	$(36.4)	$239.2

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

The following tables summarize Evergy's utility gross margin and MWhs sold and provide a reconciliation of utility gross margin to income from operations.

	Revenues and Expenses			MWhs Sold
Three Months Ended June 30	2020	Change	2019	2020	Change	2019
Retail revenues	(millions)			(thousands)
Residential	$476.7	$45.1	$431.6	3,723	461	3,262
Commercial	388.7	(49.9)	438.6	3,854	(480)	4,334
Industrial	139.3	(17.3)	156.6	1,899	(246)	2,145
Other retail revenues	9.1	(0.4)	9.5	32	(3)	35
Total electric retail	1,013.8	(22.5)	1,036.3	9,508	(268)	9,776
Wholesale revenues	47.3	(25.0)	72.3	3,861	702	3,159
Transmission revenues	82.2	5.8	76.4	N/A	N/A	N/A
Other revenues	41.4	4.7	36.7	N/A	N/A	N/A
Operating revenues	1,184.7	(37.0)	1,221.7	13,369	434	12,935
Fuel and purchased power	(258.1)	33.5	(291.6)
SPP network transmission costs	(69.7)	(6.9)	(62.8)
Utility gross margin (a)	856.9	(10.4)	867.3
Operating and maintenance	(272.7)	15.9	(288.6)
Depreciation and amortization	(221.6)	(6.2)	(215.4)
Taxes other than income tax	(90.9)	0.7	(91.6)
Income from operations	$271.7	$—	$271.7
(a) Utility gross margin is a non-GAAP financial measure. See explanation of utility gross margin above.

	Revenues and Expenses			MWhs Sold
Year to Date June 30	2020	Change	2019	2020	Change	2019
Retail revenues	(millions)			(thousands)
Residential	$879.2	$(4.1)	$883.3	7,301	75	7,226
Commercial	773.4	(78.7)	852.1	8,060	(698)	8,758
Industrial	279.9	(23.7)	303.6	3,898	(258)	4,156
Other retail revenues	19.7	0.4	19.3	65	(6)	71
Total electric retail	1,952.2	(106.1)	2,058.3	19,324	(887)	20,211
Wholesale revenues	110.8	(44.6)	155.4	6,735	(453)	7,188
Transmission revenues	157.8	4.7	153.1	N/A	N/A	N/A
Other revenues	80.6	8.8	71.8	N/A	N/A	N/A
Operating revenues	2,301.4	(137.2)	2,438.6	26,059	(1,340)	27,399
Fuel and purchased power	(516.3)	105.3	(621.6)
SPP network transmission costs	(131.7)	(5.4)	(126.3)
Utility gross margin (a)	1,653.4	(37.3)	1,690.7
Operating and maintenance	(560.9)	34.6	(595.5)
Depreciation and amortization	(440.1)	(11.1)	(429.0)
Taxes other than income tax	(183.2)	1.7	(184.9)
Income from operations	$469.2	$(12.1)	$481.3
(a) Utility gross margin is a non-GAAP financial measure. See explanation of utility gross margin above.

Evergy's utility gross margin decreased $10.4 million for the three months ended June 30, 2020, compared to the same period in 2019 driven by:

•
a $7.2 million decrease including lower retail sales driven by a decrease in weather-normalized commercial and industrial demand primarily due to temporary business closures resulting from government restrictions to slow the spread of COVID-19, partially offset by an increase in weather-normalized residential demand and favorable weather; cooling degree days increased 24% and heating degree days increased 31%;

•	a $4.9 million decrease related to Evergy Kansas Central's TDC rider; and

•
a $2.7 million decrease in revenue related to the granting of an AAO by the MPSC in October 2019 requiring Evergy Missouri West to record a regulatory liability for the estimated amount of revenues it has collected from customers for certain costs related to Sibley Station since its retirement in November 2018; partially offset by

•
a $2.8 million increase for recovery of programs costs for energy efficiency programs under the Missouri Energy Efficiency Investment Act (MEEIA), which have a direct offset in operating and maintenance expense; and

•	a $1.6 million increase in Evergy Metro's and Evergy Missouri West's MEEIA throughput disincentive in 2020.
Evergy's utility gross margin decreased $37.3 million year to date June 30, 2020, compared to the same period in 2019 driven by:

•
a $26.9 million decrease primarily due to lower retail sales driven by a decrease in weather-normalized commercial and industrial demand primarily due to temporary business closures resulting from government restrictions to slow the spread of COVID-19, partially offset by an increase in weather-normalized residential demand;

•
a $9.6 million decrease in revenue recognized for the MEEIA earnings opportunity in 2020 related to the achievement of certain energy savings levels in the second cycle of Evergy Metro's and Evergy Missouri West's MEEIA programs;

•
a $5.4 million decrease in revenue related to the granting of an AAO by the MPSC in October 2019 requiring Evergy Missouri West to record a regulatory liability for the estimated amount of revenues it has collected from customers for certain costs related to Sibley Station since its retirement in November 2018; and

•	a $5.1 million decrease related to Evergy Kansas Central's TDC rider; partially offset by

•	a $6.7 million increase for recovery of programs costs for energy efficiency programs under MEEIA, which have a direct offset in operating and maintenance expense; and

•	a $3.0 million increase in Evergy Metro's and Evergy Missouri West's MEEIA throughput disincentive in 2020.
Operating and Maintenance
Evergy's operating and maintenance expense decreased $15.9 million for the three months ended June 30, 2020, compared to the same period in 2019 primarily driven by:

•	a $19.5 million decrease in plant operating and maintenance expense at fossil-fuel generating units primarily due to:

◦	a $9.4 million decrease at Evergy Kansas Central primarily driven by a $7.2 million decrease from maintenance outages at JEC Unit 2 and La Cygne Unit 2 in 2019 and lower employee headcount; and

◦	a $7.6 million decrease at Evergy Metro primarily driven by a $7.2 million decrease from outages at Hawthorn Station, Iatan Station and La Cygne Unit 2 and lower employee headcount; and

•	an $8.5 million decrease in transmission and distribution operating and maintenance expense primarily due to lower employee headcount in 2020; partially offset by

•	$9.8 million of advisor expenses incurred in the second quarter of 2020 associated with strategic planning; and

•	a $2.8 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue.
Evergy's operating and maintenance expense decreased $34.6 million year to date June 30, 2020, compared to the same period in 2019 primarily driven by:

•	a $28.0 million decrease in plant operating and maintenance expense at fossil-fuel generating units primarily due to:

◦
a $14.9 million decrease at Evergy Kansas Central primarily driven by a $10.9 million decrease from maintenance outages at JEC Unit 2 and La Cygne Unit 2 in 2019 and lower employee headcount in 2020; and

◦	a $9.1 million decrease at Evergy Metro primarily driven by a $9.7 million decrease from outages at Hawthorn Station, Iatan Station and La Cygne Unit 2 and lower employee headcount;

•
a $25.8 million decrease in transmission and distribution operating and maintenance expense primarily due to $13.1 million of costs at Evergy Metro and Evergy Missouri West incurred from storms that occurred in January 2019 and lower employee headcount in 2020; and

•
a $9.2 million decrease in various administrative and general operating and maintenance expenses primarily driven by a $4.2 million decrease in labor and employee benefits expense that included lower employee headcount in 2020 and a $3.7 million decrease in property insurance expense due to a higher annual refund of nuclear insurance premiums received by Evergy Kansas Central and Evergy Metro in 2020 related to their ownership interest in Wolf Creek; partially offset by

•	$16.4 million of advisor expenses incurred in the first half of 2020 associated with strategic planning;

•
an $11.4 million increase due to $6.6 million of voluntary severance expenses incurred in the first quarter of 2020 by Evergy Kansas Central and Evergy Metro related to a Wolf Creek voluntary exit program and a $4.8 million increase of voluntary severance expenses at Evergy Kansas Central, Evergy Metro and Evergy Missouri West related to additional Evergy voluntary exit programs in 2020; and

•	a $6.7 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue.
Depreciation and Amortization
Evergy's depreciation and amortization increased $6.2 million for the three months ended June 30, 2020, compared to the same period in 2019 primarily driven by capital additions at Evergy Kansas Central and Evergy Metro.
Evergy's depreciation and amortization increased $11.1 million year to date June 30, 2020, compared to the same period in 2019 primarily driven by capital additions at Evergy Kansas Central and Evergy Metro.
Other Expense, Net
Evergy's other expense, net decreased $5.2 million for the three months ended June 30, 2020, compared to the same period in 2019 primarily driven by a $2.6 million increase in Evergy Kansas Central's equity allowance for funds used during construction (AFUDC) in 2020 and a $1.0 million decrease due to recording higher Evergy Kansas Central COLI benefits in the second quarter of 2020.
Evergy's other expense, net increased $8.0 million year to date June 30, 2020, compared to the same period in 2019 primarily driven by:

•	a $5.5 million increase due to recording lower Evergy Kansas Central COLI benefits in 2020;

•	a $3.5 million decrease in investment earnings primarily due to a loss from equity investments; and

•	a $2.8 million increase due to higher Evergy Metro pension non-service costs in 2020; partially offset by

•	a $4.2 million increase in Evergy Kansas Central's equity AFUDC in 2020.
Interest Expense
Evergy's interest expense increased $4.1 million for the three months ended June 30, 2020, compared to the same period in 2019 primarily driven by:

•	a $12.5 million increase due to the issuance of Evergy's $1.6 billion of senior notes in September 2019;

•	a $3.9 million increase due to the issuance of Evergy Kansas Central's $500.0 million of 3.45% FMBs in April 2020; and

•	a $2.5 million increase due to the issuance of Evergy Kansas Central's $300.0 million of 3.25% FMBs in August 2019; partially offset by

•
a $9.3 million decrease primarily due to Evergy's borrowings under its $1.0 billion term loan credit agreement in 2019 and a lower commercial paper balance and a lower weighted-average interest rate on short-term borrowings at Evergy Kansas Central and Evergy Metro in 2020; and

•	a $5.1 million decrease due to the repayment of Evergy Kansas South's $300.0 million of 6.70% FMBs at maturity in June 2019.
Evergy's interest expense increased $9.2 million year to date June 30, 2020, compared to the same period in 2019 primarily driven by:

•	a $24.9 million increase due to the issuance of Evergy's $1.6 billion of senior notes in September 2019;

•	a $4.9 million increase due to the issuance of Evergy Kansas Central's $300.0 million of 3.25% FMBs in August 2019; and

•	a $3.9 million increase due to the issuance of Evergy Kansas Central's $500.0 million of 3.45% FMBs in April 2020; partially offset by

•
a $13.5 million decrease primarily due to Evergy's borrowings under its $1.0 billion term loan credit agreement in 2019 and a lower commercial paper balance and a lower weighted-average interest rate on short-term borrowings at Evergy Kansas Central and Evergy Metro in 2020;

•	a $10.1 million decrease due to the repayment of Evergy Kansas South's $300.0 million of 6.70% FMBs at maturity in June 2019; and

•
a $4.7 million net decrease due to the repayment of Evergy Metro's $400.0 million of 7.15% Mortgage Bonds at maturity in April 2019, which decreased interest expense by $8.6 million, partially offset by a $3.9 million increase due to Evergy Metro's issuance of $400.0 million of 4.125% Mortgage Bonds in March 2019.

Income Tax Expense
Evergy's income tax expense increased $9.3 million for the three months ended June 30, 2020, compared to the same period in 2019 primarily driven by a $13.8 million net increase due to the revaluation of deferred income tax assets and liabilities in the second quarter of 2020 due to the change in the Kansas corporate income tax rate.
Evergy's income tax expense increased $10.1 million year to date June 30, 2020, compared to the same period in 2019 primarily driven by a $13.8 million net increase due to the revaluation of deferred income tax assets and liabilities in the second quarter of 2020 due to the change in the Kansas corporate income tax rate.
See Note 12 to the consolidated financial statements for more information regarding the change in the Kansas corporate income tax rate.

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
As of June 30, 2020, Evergy had $176.4 million of cash and cash equivalents on hand and $2.0 billion of available borrowing capacity under its master credit facility. Evergy believes that its existing cash on hand and available borrowing capacity under its master credit facility provide sufficient liquidity for its existing capital requirements.
Short-Term Borrowings
As of June 30, 2020, Evergy had $2.0 billion of available borrowing capacity under its master credit facility. The available borrowing capacity under the master credit facility consisted of $394.3 million for Evergy, Inc., $757.9 million for Evergy Kansas Central, $570.0 million for Evergy Metro and $281.0 million for Evergy Missouri West. Evergy Kansas Central's, Evergy Metro's and Evergy Missouri West's borrowing capacity under the master credit facility also supports their issuance of commercial paper. See Note 7 to the consolidated financial statements for more information regarding the master credit facility. Along with cash flows from operations and receivable sales facilities, Evergy generally uses borrowings under its master credit facility and the issuance of commercial paper to meet its day-to-day cash flow requirements.
As a result of lower electric sales as well as delays in the timely receipt of customer payments and increased customer non-payment due to the COVID-19 pandemic and temporary policies implemented by Evergy to ease the financial burden of the pandemic on customers, the Evergy Companies have not had sufficient eligible receivables to maximize their borrowing capacity under their receivable sales facilities and have been required to repay portions of these borrowings under the facilities. As of June 30, 2020, Evergy had total borrowings under receivable sales facilities of $297.0 million out of a maximum borrowing capacity of $395.0 million. To the extent that the Evergy Companies continue to experience lower electric sales, further delays in the timely receipt of customer payments or increases in customer non-payments, they could be required to repay additional borrowings under their receivable sales facilities. Evergy expects that these repayments would be funded with cash from operations or short-term borrowings.
Significant Debt Issuances
See Note 8 to the consolidated financial statements for information regarding significant debt issuances.

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
In August 2020, Evergy announced its new Sustainability Transformation Plan, which includes, among other things, approximately $8.9 billion of expected base capital investments through 2024, or $1.4 billion more than Evergy's prior plan. See "Executive Summary; Strategy", above for further information regarding the Sustainability Transformation Plan. Capital expenditures projected for the next five years pursuant to the new plan, excluding AFUDC and including costs of removal, are detailed in the following table. This capital expenditure plan is subject to continual review and change.

	2020	2021	2022	2023	2024
	(millions)
Generating facilities	$453	$280	$767	$494	$262
Transmission and distribution facilities	893	1,314	1,336	1,252	1,131
General facilities and other	240	132	137	106	108
Total capital expenditures	$1,586	$1,726	$2,240	$1,852	$1,501
Pensions
Year to date June 30, 2020, Evergy made pension contributions of $35.8 million. Evergy expects to make additional pension contributions of $96.9 million in 2020 to satisfy ERISA funding requirements and KCC and MPSC rate orders, of which $16.8 million is expected to be paid by Evergy Kansas Central and $80.1 million is expected to be paid by Evergy Metro. Also in 2020, Evergy expects to make additional contributions of $3.1 million to the post-retirement benefit plans.
Debt Covenants
As of June 30, 2020, Evergy was in compliance with all debt covenants under the master credit facility and certain debt instruments that contain restrictions that require the maintenance of certain capitalization and leverage ratios. See Note 7 to the consolidated financial statements for more information.
Off-Balance Sheet Arrangement
Evergy's off-balance sheet arrangements were reported in the Evergy Companies' combined 2019 Form 10-K. As of June 30, 2020, there have been no material changes with regards to these off-balance sheet arrangements.
Cash Flows
The following table presents Evergy's cash flows from operating, investing and financing activities.

Year to Date June 30	2020	2019
	(millions)
Cash Flows from Operating Activities	$522.5	$633.7
Cash Flows used in Investing Activities	(601.2)	(529.5)
Cash Flows from (used in) Financing Activities	231.7	(157.5)

Cash Flows from Operating Activities
Evergy's cash flows from operating activities decreased $111.2 million year to date June 30, 2020, compared to the same period in 2019, primarily driven by:

•
a $70.6 million decrease in cash receipts for retail electric sales in 2020 primarily driven by lower sales as a result of a decrease in weather-normalized commercial and industrial demand primarily due to temporary business closures resulting from government restrictions to slow the spread of COVID-19;

•
a $38.6 million decrease related to fuel recovery mechanisms in 2020 driven by a $49.6 million increase in the under recovery of costs subject to fuel recovery mechanisms at Evergy Kansas Central and Evergy Metro, partially offset by an $11.0 million decrease in the under recovery of costs at Evergy Missouri West; and

•	$22.1 million of interest payments made in March 2020 on Evergy's $1.6 billion of senior notes issued in September 2019.
Cash Flows used in Investing Activities
Evergy's cash flows used in investing activities increased $71.7 million year to date June 30, 2020, compared to the same period in 2019, primarily driven by:

•
a $63.2 million increase in additions to property, plant and equipment primarily due to a $39.2 million increase at Evergy Missouri West due to a variety of capital projects including transmission infrastructure additions and a $27.1 million increase at Evergy Metro due to a variety of capital projects including increased spending on customer meters and a customer billing system; and

•	a decrease of $9.8 million in proceeds from COLI investments, primarily from Evergy Kansas Central due to a higher number of policy settlements in 2019.
Cash Flows from Financing Activities
Evergy's cash flows from financing activities increased $389.2 million year to date June 30, 2020, compared to the same period in 2019, primarily driven by:

•	$1,128.7 million of common stock repurchased as a result of Evergy's share repurchase program in 2019;

•
a $450.0 million decrease in retirements of long-term debt, net due to Evergy Metro's repayment of $400.0 million of 7.15%% Mortgage Bonds in April 2019 and Evergy Kansas South's repayment of its $300.0 million of 6.70% FMBs in June 2019; partially offset by Evergy Kansas Central's repayment of its $250.0 million of 5.10% FMBs in May 2020; and

•
a $396.2 million increase in proceeds from long-term debt, net due to Evergy Kansas Central's issuance of $500.0 million of 3.45% FMBs in April 2020 and Evergy Metro's issuance of $400.0 million of 2.25% Mortgage Bonds in May 2020; partially offset by Evergy Metro's issuance of $400.0 million of 4.125% Mortgage Bonds in March 2019 and Evergy Missouri West's issuance of $100.0 million of 3.74% Senior Notes in March 2019; partially offset by

•
a $1,595.4 million decrease in short-term borrowings primarily driven by Evergy's $1.0 billion of borrowings under its term loan credit facility in 2019 and a $94.9 million decrease in 2020 primarily driven by lower commercial paper borrowings at Evergy Metro and Evergy Kansas Central, partially offset by higher commercial paper borrowings at Evergy Missouri West as further detailed in the table set forth in Note 7 to the consolidated financial statements.

EVERGY KANSAS CENTRAL, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Kansas Central is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Kansas Central's comparative results of operations.

Year to Date June 30	2020	Change	2019
	(millions)
Operating revenues	$1,130.9	$(51.4)	$1,182.3
Fuel and purchased power	201.3	(29.1)	230.4
SPP network transmission costs	131.7	5.4	126.3
Operating and maintenance	238.9	(17.1)	256.0
Depreciation and amortization	225.6	5.2	220.4
Taxes other than income tax	97.7	0.4	97.3
Income from operations	235.7	(16.2)	251.9
Other expense, net	(6.2)	(0.2)	(6.0)
Interest expense	87.4	(5.0)	92.4
Income tax expense	126.7	106.3	20.4
Equity in earnings of equity method investees, net of income taxes	2.2	(0.2)	2.4
Net income	17.6	(117.9)	135.5
Less: Net income attributable to noncontrolling interests	5.7	(3.1)	8.8
Net income attributable to Evergy Kansas Central, Inc.	$11.9	$(114.8)	$126.7
Evergy Kansas Central Utility Gross Margin and MWh Sales
The following table summarizes Evergy Kansas Central's utility gross margin and MWhs sold and provides a reconciliation of utility gross margin to income from operations.

	Revenues and Expenses			MWhs Sold
Year to Date June 30	2020	Change	2019	2020	Change	2019
Retail revenues	(millions)			(thousands)
Residential	$364.6	$(6.9)	$371.5	2,989	59	2,930
Commercial	305.8	(31.3)	337.1	3,198	(284)	3,482
Industrial	178.9	(18.3)	197.2	2,461	(276)	2,737
Other retail revenues	8.9	(1.3)	10.2	21	(3)	24
Total electric retail	858.2	(57.8)	916.0	8,669	(504)	9,173
Wholesale revenues	99.4	(15.4)	114.8	3,792	221	3,571
Transmission revenues	142.3	4.5	137.8	N/A	N/A	N/A
Other revenues	31.0	17.3	13.7	N/A	N/A	N/A
Operating revenues	1,130.9	(51.4)	1,182.3	12,461	(283)	12,744
Fuel and purchased power	(201.3)	29.1	(230.4)
SPP network transmission costs	(131.7)	(5.4)	(126.3)
Utility gross margin (a)	797.9	(27.7)	825.6
Operating and maintenance	(238.9)	17.1	(256.0)
Depreciation and amortization	(225.6)	(5.2)	(220.4)
Taxes other than income tax	(97.7)	(0.4)	(97.3)
Income from operations	$235.7	$(16.2)	$251.9

(a)	Utility gross margin is a non-GAAP financial measure. See explanation of utility gross margin under Evergy's Results of Operations.

Evergy Kansas Central's utility gross margin decreased $27.7 million year to date June 30, 2020, compared to the same period in 2019 driven by:

•
a $19.6 million decrease primarily due to lower retail sales driven by a decrease in weather-normalized commercial and industrial demand primarily due to temporary business closures resulting from government restrictions to slow the spread of COVID-19, partially offset by an increase in weather-normalized residential demand; and

•	an $8.1 million decrease related to Evergy Kansas Central's TDC rider.
Evergy Kansas Central Operating and Maintenance
Evergy Kansas Central's operating and maintenance expense decreased $17.1 million year to date June 30, 2020, compared to the same period in 2019 primarily driven by:

•
a $14.9 million decrease in plant operating and maintenance expense at fossil-fuel generating units primarily due to a $10.9 million decrease from maintenance outages at JEC Unit 2 and La Cygne Unit 2 in the first half of 2019 and lower employee headcount in 2020; and

•
an $8.7 million decrease in various administrative and general operating and maintenance expenses primarily driven by a $4.6 million decrease in labor and employee benefits expense that included lower employee headcount in 2020 and a $1.9 million decrease in property insurance expense due to a higher annual refund of nuclear insurance premiums received by Evergy Kansas Central related to its indirect ownership interest in Wolf Creek; partially offset by

•
a $5.7 million increase due to $3.3 million of voluntary severance expenses incurred in 2020 related to a Wolf Creek voluntary exit program and a $2.4 million increase of voluntary severance expenses in 2020 related to additional Evergy voluntary exit programs.

Evergy Kansas Central Depreciation and Amortization
Evergy Kansas Central's depreciation and amortization expense increased $5.2 million year to date June 30, 2020, compared to the same period in 2019 primarily driven by capital additions.
Evergy Kansas Central Interest Expense
Evergy Kansas Central's interest expense decreased $5.0 million year to date June 30, 2020, compared to the same period in 2019 primarily driven by:

•	a $10.1 million decrease due to the repayment of Evergy Kansas South's $300.0 million of 6.70% FMBs at maturity in June 2019; and

•	a $5.4 million decrease due to a lower commercial paper balance and a lower weighted-average interest rate on short-term borrowings in 2020; partially offset by

•	a $4.9 million increase due to the issuance of Evergy Kansas Central's $300.0 million of 3.25% FMBs in August 2019; and

•	a $3.9 million increase due to the issuance of Evergy Kansas Central's $500.0 million of 3.45% FMBs in April 2020.
Evergy Kansas Central Income Tax Expense
Evergy Kansas Central's income tax expense increased $106.3 million year to date June 30, 2020, compared to the same period in 2019 primarily driven by the revaluation of deferred income tax assets and liabilities in the second quarter of 2020 due to the change in the Kansas corporate income tax rate. See Note 12 to the consolidated financial statements for more information regarding the change in the Kansas corporate income tax rate.

EVERGY METRO, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Metro is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Metro's comparative results of operations.

Year to Date June 30	2020	Change	2019
	(millions)
Operating revenues	$799.8	$(62.6)	$862.4
Fuel and purchased power	193.8	(57.3)	251.1
Operating and maintenance	204.4	(25.6)	230.0
Depreciation and amortization	164.2	5.4	158.8
Taxes other than income tax	61.2	(2.5)	63.7
Income from operations	176.2	17.4	158.8
Other expense, net	(11.4)	(3.1)	(8.3)
Interest expense	56.3	(7.1)	63.4
Income tax expense (benefit)	(20.0)	(31.7)	11.7
Net income	$128.5	$53.1	$75.4
Evergy Metro Utility Gross Margin and MWh Sales
The following table summarizes Evergy Metro's utility gross margin and MWhs sold and provides a reconciliation of utility gross margin to income from operations.

	Revenues and Expenses			MWhs Sold
Year to Date June 30	2020	Change	2019	2020	Change	2019
Retail revenues	(millions)			(thousands)
Residential	$331.0	$4.7	$326.3	2,589	38	2,551
Commercial	344.8	(34.6)	379.4	3,391	(312)	3,703
Industrial	63.0	(2.9)	65.9	821	6	815
Other retail revenues	6.2	0.9	5.3	35	(3)	38
Total electric retail	745.0	(31.9)	776.9	6,836	(271)	7,107
Wholesale revenues	7.0	(24.2)	31.2	2,663	(559)	3,222
Transmission revenues	6.9	0.7	6.2	N/A	N/A	N/A
Other revenues	40.9	(7.2)	48.1	N/A	N/A	N/A
Operating revenues	799.8	(62.6)	862.4	9,499	(830)	10,329
Fuel and purchased power	(193.8)	57.3	(251.1)
Utility gross margin (a)	606.0	(5.3)	611.3
Operating and maintenance	(204.4)	25.6	(230.0)
Depreciation and amortization	(164.2)	(5.4)	(158.8)
Taxes other than income tax	(61.2)	2.5	(63.7)
Income from operations	$176.2	$17.4	$158.8

(a)	Utility gross margin is a non-GAAP financial measure. See explanation of utility gross margin under Evergy's Results of Operations.
Evergy Metro's utility gross margin decreased $5.3 million year to date June 30, 2020, compared to the same period in 2019 driven by:

•
a $4.7 million decrease in revenue recognized for the MEEIA earnings opportunity in 2020 related to the achievement of certain energy savings levels in the second cycle of Evergy Metro's MEEIA program; and

•
a $4.5 million decrease primarily due to lower retail sales driven by a decrease in weather-normalized commercial demand primarily due to temporary business closures resulting from government restrictions to slow the spread of COVID-19, partially offset by an increase in weather-normalized residential demand; partially offset by

•	a $2.2 million increase for recovery of programs costs for energy efficiency programs under MEEIA, which have a direct offset in operating and maintenance expense; and

•	a $1.7 million increase in MEEIA throughput disincentive in 2020.
Evergy Metro Operating and Maintenance
Evergy Metro's operating and maintenance expense decreased $25.6 million year to date June 30, 2020, compared to the same period in 2019 primarily driven by:

•
a $19.3 million decrease in transmission and distribution operating and maintenance expense primarily due to $11.7 million of costs incurred from storms that occurred in January 2019 and lower employee headcount in 2020;

•
a $9.1 million decrease in plant operating and maintenance expense at fossil-fuel generating units primarily driven by a $9.7 million decrease from outages at Hawthorn Station, Iatan Station and La Cygne Unit 2 and lower employee headcount; and

•
a $1.8 million decrease in property insurance expense due to a higher annual refund of nuclear insurance premiums received by Evergy Metro related to its ownership interest in Wolf Creek in the first quarter of 2020; partially offset by

•
a $4.8 million increase due to $3.3 million of voluntary severance expenses incurred in 2020 related to a Wolf Creek voluntary exit program and a $1.5 million increase of voluntary severance expenses in 2020 related to additional Evergy voluntary exit programs; and

•	a $2.2 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue.
Evergy Metro Depreciation and Amortization
Evergy Metro's depreciation and amortization increased $5.4 million year to date June 30, 2020, compared to the same period in 2019 primarily driven by capital additions.
Evergy Metro Other Expense, Net
Evergy Metro's other expense, net increased $3.1 million year to date June 30, 2020, compared to the same period in 2019, primarily driven by higher pension non-service costs in 2020.
Evergy Metro Interest Expense
Evergy Metro's interest expense decreased $7.1 million year to date June 30, 2020, compared to the same period in 2019 primarily driven by:

•
a $4.7 million net decrease due to the repayment of Evergy Metro's $400.0 million of 7.15% Mortgage Bonds at maturity in April 2019, which decreased interest expense by $8.6 million, partially offset by a $3.9 million increase due to Evergy Metro's issuance of $400.0 million of 4.125% Mortgage Bonds in March 2019; and

•	a $1.3 million decrease due to a lower commercial paper balance and a lower weighted-average interest rate on short-term borrowings in 2020.
Evergy Metro Income Tax Expense
Evergy Metro had an income tax benefit of $20.0 million year to date June 30, 2020, compared to income tax expense of $11.7 million for the same period in 2019 driven by the revaluation of deferred income tax assets and liabilities in the second quarter of 2020 due to the change in the Kansas corporate income tax rate. See Note 12 to the consolidated financial statements for more information regarding the change in the Kansas corporate income tax rate.

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
Changes in Internal Control Over Financial Reporting
Effective May 4, 2020, the Evergy Companies combined the finance, supply chain and human capital information technology systems that were historically maintained separately by Evergy Kansas Central and Evergy Metro. In connection with this implementation, the Evergy Companies have updated their internal controls over financial reporting, as necessary, to accommodate modifications to their business processes.
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
Changes in Internal Control Over Financial Reporting
Effective May 4, 2020, the Evergy Companies combined the finance, supply chain and human capital information technology systems that were historically maintained separately by Evergy Kansas Central and Evergy Metro. In connection with this implementation, the Evergy Companies have updated their internal controls over financial reporting, as necessary, to accommodate modifications to their business processes.
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

Changes in Internal Control Over Financial Reporting
Effective May 4, 2020, the Evergy Companies combined the finance, supply chain and human capital information technology systems that were historically maintained separately by Evergy Kansas Central and Evergy Metro. In connection with this implementation, the Evergy Companies have updated their internal controls over financial reporting, as necessary, to accommodate modifications to their business processes.
PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Other Proceedings
The Evergy Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 4 and 10 to the consolidated financial statements.  Such information is incorporated herein by reference.
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
The COVID-19 pandemic has had, and may continue to have, a significant impact on the way that the Evergy Companies conduct their operations and could adversely impact their results of operations, financial condition, cash flows and liquidity. Further, the spread of COVID-19 has resulted in efforts to contain the virus, such as quarantines, restrictions on travel, closures and reduced operations of businesses, governmental agencies and other institutions. The pandemic, along with the efforts to contain the virus, has caused and could continue to cause an economic slowdown or recession, result in significant disruptions or reductions in various public, commercial or industrial activities and cause employee absences, which could interfere with the Evergy Companies' operations or the operations of their customers. In addition, the COVID-19 pandemic led to disruption and volatility in the financial markets in the first quarter of 2020 and in the event that further market disruptions occur, the Evergy Companies could experience an increase in their cost of capital or an impairment in their ability to access the capital markets.
The COVID-19 pandemic has altered electricity usage patterns, including an overall reduction in demand and shifting usage away from customers with relatively higher load requirements, such as industrial and commercial customers, toward customers with relatively lower load requirements, such as residential customers. These changes in electricity usage patterns, their duration and the extent to which some of these shifts could become long-term or permanent could result in a significant decrease in the Evergy Companies' sales of electricity.
The Evergy Companies have also incurred, and will continue to incur, expenses related to monitoring the COVID-19 pandemic and modifying operations in response to the pandemic. In July 2020, the KCC authorized Evergy Kansas Central and Evergy Metro to record to a regulatory asset all net incremental costs incurred with respect to their Kansas operations associated with the COVID-19 pandemic for consideration in their next Kansas rate cases, which are expected to be completed no later than the end of 2023. Additionally, the KCC order states that the KCC will also consider granting the recovery of Evergy Kansas Central's and Evergy Metro's lost revenues associated with the COVID-19 pandemic as part of their next Kansas rate cases. Evergy Metro and Evergy Missouri West have filed a similar request with the MPSC with respect to their Missouri operations, and a decision by the MPSC is expected in the fourth quarter of 2020. Notwithstanding the foregoing, regulators might not allow for recovery of these amounts in a timely manner, or at all. In addition, Evergy Metro and Evergy Missouri West elected into plant-in service accounting (PISA) in Missouri effective as of January 1, 2019, which, by law, requires each company to keep base rates constant for three years following Evergy Metro's and Evergy Missouri West's last general rate case. These and other factors may result in under-recovery of costs or failure to earn the authorized return on investment, or both.
The Evergy Companies have also temporarily implemented policies, and in the future may implement additional policies, that are intended to ease the financial burden of the pandemic on customers, such as temporarily extending payment options and offering incentives for customer payments on overdue balances as well as the elimination of late payment fees and disconnections for non-payment through July 15, 2020. There is also the possibility that legislation or regulations could be enacted at the federal or state level that would further restrict the Evergy Companies' ability to discontinue service to customers in the event of non-payment or to collect amounts owed from customers for service provided. These measures could result in an overall increase in customer non-payment or delay in the timely receipt of customer payments, which could result in a significant increase in the Evergy Companies' credit loss expense or significant decrease in operating cash flows.
Evergy Kansas Central, Evergy Metro and Evergy Missouri West sell retail electric accounts receivable to independent outside investors as a source of liquidity. These arrangements include covenants that limit the extent to which accounts receivable can be delinquent or unpaid. A decrease in the amount of, or a delay in receiving, customer collections due to the COVID-19 pandemic or otherwise could, absent a waiver or amendment, result in a breach of these accounts receivable financing arrangements and require the borrowers to repay any outstanding loans. Further, in 2020, the Evergy Companies have experienced lower retail electric sales primarily driven by a decrease in weather-normalized commercial and industrial demand. To the extent that the Evergy Companies continue to experience lower electric sales, they may not have sufficient eligible receivables to maximize their borrowing capacity under their receivables sales facilities or could be required to repay additional portions of their borrowings under the facilities.
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
The Evergy Companies also have a significant amount of net operating loss, tax credit and other tax carryforwards that are recorded as deferred income tax assets on their balance sheets. These tax benefits have various expiration dates and other limitations on the extent to which the benefits can be realized. The Evergy Companies regularly assess their future ability to utilize tax benefits to determine whether a valuation allowance is necessary. A significant reduction in the Evergy Companies' taxable income due to the impacts of the COVID-19 pandemic or otherwise could require the Evergy Companies to record a valuation allowance against a portion of those tax assets, which in turn reduces earnings, and the Evergy Companies may in general not be able to utilize these tax benefits.
Public reports have also indicated an increase in cyberattacks in general since the start of the pandemic due, in part, to the increase in the number of employees working remotely and the proliferation of the different ways in which employees and third parties interact with our information technology infrastructure. A successful attack could result in disruption to the Evergy Companies' generation, transmission and distribution systems or to the electrical grid in general, reduce sales and could increase the cost of insurance coverage or result in a decline in the U.S. economy.

Any of these circumstances, or other impacts of the pandemic, could adversely affect customer demand or revenues, impact the ability of the Evergy Companies' suppliers, vendors or contractors to perform, or cause other unpredictable events, which could have a significant adverse impact on the results of operations, financial condition, liquidity and cash flows of the Evergy Companies.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities
The following table provides information regarding purchases by Evergy of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2020.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased(a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(b)
April 1 - 30	—	—	—	14,834,979
May 1 - 31	—	—	—	14,834,979
June 1 - 30	45,879	$64.28	—	14,834,979
Total	45,879	$64.28	—	14,834,979
(a) Represents shares Evergy purchased for withholding taxes related to RSUs.
(b) In July 2018, the Evergy Board authorized the repurchase of up to 60 million shares of Evergy's common stock with no expiration date. Evergy concluded this share repurchase program in July 2020.
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
Evergy Evergy Kansas Central

4.2	*	Eighteenth Supplemental Indenture, dated as of May 26, 2020 between Evergy Metro, Inc. and UMB Bank, N.A., as trustee (Exhibit 4.1 to Form 8-K filed on May 26, 2020)	Evergy Evergy Metro

10.1	+	Summary of Evergy, Inc. Non-Employee Director Compensation	Evergy Evergy Kansas Central Evergy Metro

31.1		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Evergy

31.2		Rule 13a-14(a)/15d-14(a) Certification of Anthony D. Somma.	Evergy

31.3		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Evergy Metro

31.4		Rule 13a-14(a)/15d-14(a) Certification of Anthony D. Somma.	Evergy Metro

31.5		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Evergy Kansas Central

31.6		Rule 13a-14(a)/15d-14(a) Certification of Anthony D. Somma.	Evergy Kansas Central

32.1	**	Section 1350 Certifications.	Evergy

32.2	**	Section 1350 Certifications.	Evergy Metro

32.3	**	Section 1350 Certifications.	Evergy Kansas Central

101.INS	***	XBRL Instance Document.	n/a

101.SCH		Inline XBRL Taxonomy Extension Schema Document.	Evergy Evergy Kansas Central Evergy Metro

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

104		Cover Page Interactive Data File (embedded within the Inline XBRL document).	Evergy Evergy Kansas Central Evergy Metro
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

EVERGY, INC.

Dated:	August 5, 2020	By: /s/ Anthony D. Somma
(Anthony D. Somma)
(Executive Vice President and Chief Financial Officer)

EVERGY KANSAS CENTRAL, INC.

Dated:	August 5, 2020	By: /s/ Anthony D. Somma
(Anthony D. Somma)
(Executive Vice President and Chief Financial Officer)

EVERGY METRO, INC.

Dated:	August 5, 2020	By: /s/ Anthony D. Somma
(Anthony D. Somma)
(Executive Vice President and Chief Financial Officer)