Form 10-Q
period 2020-09-30
Evergy, Inc.; EVERGY METRO, INC.; EVERGY KANSAS CENTRAL, INC.
filed 2020-11-05
CIK 1711269, 54476, 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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

On October 30, 2020, Evergy, Inc. had 226,831,800 shares of common stock outstanding.  On October 30, 2020, Evergy Metro, Inc. and Evergy Kansas Central, Inc. each had one share of common stock outstanding and held by Evergy, Inc.

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

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. Forward-looking statements include, but are not limited to, statements relating to our strategic plan, including, without limitation, those related to earnings per share, dividend, operating and maintenance expense and capital investment goals; the outcome of legislative efforts and regulatory and legal proceedings; future energy demand; future power prices; plans with respect to existing and potential future generation resources; the availability and cost of generation resources and energy storage; target emissions reductions; and other matters relating to expected financial performance or affecting future operations. Forward-looking statements are often accompanied by forward-looking words such as "anticipates," "believes," "expects," "estimates," "forecasts," "should," "could," "may," "seeks," "intends," "proposed," "projects," "planned," "target," "outlook," "remain confident," "goal," "will" or other words of similar meaning. Forward-looking statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the forward-looking information.
In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Evergy Companies are providing a number of risks, uncertainties and other factors that could cause actual results to differ from the forward-looking information. These risks, uncertainties and other factors include, but are not limited to: economic and weather conditions and any impact on sales, prices and costs; changes in business strategy or operations; the impact of federal, state and local political, legislative, judicial and regulatory actions or developments, including deregulation, re-regulation, securitization and restructuring of the electric utility industry; decisions of regulators regarding, among other things, customer rates and the prudency of operational decisions such as capital expenditures and asset retirements; changes in applicable laws, regulations, rules, principles or practices, or the interpretations thereof, governing tax, accounting and environmental matters, including air and water quality and waste management and disposal; the impact of climate change, including increased frequency and severity of significant weather events and the extent to which counterparties are willing to do business with, finance the operations of or purchase energy from the Evergy Companies due to the fact that the Evergy Companies operate coal-fired generation; prices and availability of electricity in wholesale markets; market perception of the energy industry and the Evergy Companies; the impact of the Coronavirus (COVID-19) pandemic on, among other things, sales, results of operations, financial condition, liquidity and cash flows, and also on operational issues, such as the availability and ability of our employees and suppliers to perform the functions that are necessary to operate the Evergy Companies; changes in the energy trading markets in which the Evergy Companies participate, including retroactive repricing of transactions by regional transmission organizations (RTO) and independent system operators; financial market conditions and performance, including changes in interest rates and credit spreads and in availability and cost of capital and the effects on derivatives and hedges, nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; the transition to a replacement for the London Interbank Offered Rate (LIBOR) benchmark interest rate; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of terrorist acts, including cyber terrorism; ability to carry out marketing and sales plans; cost, availability, quality and timely provision of equipment, supplies, labor and fuel; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; delays and cost increases of generation, transmission, distribution or other projects; the Evergy Companies' ability to manage their transmission and distribution development plans and transmission joint ventures; the inherent risks associated with the ownership and operation of a nuclear facility, including environmental, health, safety, regulatory and financial risks; workforce risks, including those related to increased costs of, or changes in, retirement, health care and other benefits; disruption, costs and uncertainties caused by or related to the actions of individuals or entities, such as activist shareholders or special interest groups, that seek to influence our strategic plan, financial results or operations; the possibility that strategic initiatives, including mergers, acquisitions and divestitures, and long-term financial plans, may not create the value that they are expected to achieve in a timely manner or at all; difficulties in maintaining relationships with customers, employees, regulators or suppliers; and other risks and uncertainties.
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

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AAO	Accounting authority order
ACE	Affordable Clean Energy
AEP	American Electric Power Company, Inc.
AFUDC	Allowance for funds used during construction
AMT	Alternative Minimum Tax
AROs	Asset retirement obligations
BSER	Best system of emission reduction
CAA	Clean Air Act Amendments of 1990
CCRs	Coal combustion residuals
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
COVID-19	Coronavirus
CPP	Clean Power Plan
CWA	Clean Water Act
DOE	Department of Energy
ELG	Effluent limitations guidelines
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERSP	Earnings Review and Sharing Plan
Evergy	Evergy, Inc. and its consolidated subsidiaries
Evergy Board	Evergy Board of Directors
Evergy Companies	Evergy, Evergy Kansas Central, and Evergy Metro, collectively, which are individual registrants within the Evergy consolidated group
Evergy Kansas Central	Evergy Kansas Central, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Kansas South	Evergy Kansas South, Inc., a wholly-owned subsidiary of Evergy Kansas Central
Evergy Metro	Evergy Metro, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Missouri West	Evergy Missouri West, Inc., a wholly-owned subsidiary of Evergy
Evergy Transmission Company	Evergy Transmission Company, LLC
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FMBs	First Mortgage Bonds
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
Great Plains Energy	Great Plains Energy Incorporated
JEC	Jeffrey Energy Center
KCC	State Corporation Commission of the State of Kansas
kV	Kilovolt

Abbreviation or Acronym	Definition
kWh	Kilowatt hour
MDNR	Missouri Department of Natural Resources
MECG	Midwest Energy Consumers Group
MEEIA	Missouri Energy Efficiency Investment Act
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
NOL	Net operating loss
NRC	Nuclear Regulatory Commission
NSR	New source review
OCI	Other comprehensive income
OPC	Office of the Public Counsel
Prairie Wind	Prairie Wind Transmission, LLC, 50% owned by Evergy Kansas Central
RSU	Restricted share unit
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SPP	Southwest Power Pool, Inc.
TDC	Transmission delivery charge
TFR	Transmission formula rate
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by Evergy Transmission Company
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2020	2019
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$361.6	$23.2
Receivables, net of allowance for credit losses of $15.2 and $10.5, respectively	318.5	228.5
Accounts receivable pledged as collateral	395.0	339.0
Fuel inventory and supplies	512.1	481.6
Income taxes receivable	53.9	85.5
Regulatory assets	205.9	231.7
Prepaid expenses and other assets	67.7	78.2
Total Current Assets	1,914.7	1,467.7
PROPERTY, PLANT AND EQUIPMENT, NET	19,624.1	19,184.4
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	156.7	162.0
OTHER ASSETS:
Regulatory assets	1,734.1	1,740.5
Nuclear decommissioning trust fund	587.5	573.2
Goodwill	2,336.6	2,336.6
Other	527.5	511.5
Total Other Assets	5,185.7	5,161.8
TOTAL ASSETS	$26,881.2	$25,975.9
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2020	2019
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$353.5	$251.1
Current maturities of long-term debt of variable interest entities	18.8	32.3
Notes payable and commercial paper	200.0	561.9
Collateralized note payable	395.0	339.0
Accounts payable	358.9	528.8
Accrued taxes	305.8	145.1
Accrued interest	118.6	122.3
Regulatory liabilities	35.1	63.3
Asset retirement obligations	66.5	71.3
Accrued compensation and benefits	69.9	59.2
Other	176.1	161.6
Total Current Liabilities	2,098.2	2,335.9
LONG-TERM LIABILITIES:
Long-term debt, net	9,276.4	8,746.7
Long-term debt of variable interest entities, net	—	18.8
Deferred income taxes	1,682.9	1,744.4
Unamortized investment tax credits	188.3	375.4
Regulatory liabilities	2,589.8	2,248.3
Pension and post-retirement liability	1,047.8	1,017.6
Asset retirement obligations	882.3	602.8
Other	331.3	340.7
Total Long-Term Liabilities	15,998.8	15,094.7
Commitments and Contingencies (Note 11)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value 226,832,410 and 226,641,443 shares issued, stated value	7,077.0	7,070.4
Retained earnings	1,773.5	1,551.5
Accumulated other comprehensive loss	(48.4)	(50.0)
Total Evergy, Inc. Shareholders' Equity	8,802.1	8,571.9
Noncontrolling Interests	(17.9)	(26.6)
Total Equity	8,784.2	8,545.3
TOTAL LIABILITIES AND EQUITY	$26,881.2	$25,975.9
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended September 30		Year to Date September 30
	2020	2019	2020	2019
	(millions, except per share amounts)
OPERATING REVENUES	$1,517.6	$1,577.6	$3,819.0	$4,016.2
OPERATING EXPENSES:
Fuel and purchased power	316.2	357.3	832.5	978.9
SPP network transmission costs	66.1	62.4	197.8	188.7
Operating and maintenance	304.6	311.6	865.5	907.1
Depreciation and amortization	218.0	216.1	658.1	645.1
Taxes other than income tax	91.0	91.5	274.2	276.4
Total Operating Expenses	995.9	1,038.9	2,828.1	2,996.2
INCOME FROM OPERATIONS	521.7	538.7	990.9	1,020.0
OTHER INCOME (EXPENSE):
Investment earnings	1.7	1.8	4.0	7.6
Other income	7.1	2.8	17.0	17.1
Other expense	(20.1)	(19.7)	(57.7)	(57.2)
Total Other Expense, Net	(11.3)	(15.1)	(36.7)	(32.5)
Interest expense	94.8	90.8	290.5	277.3
INCOME BEFORE INCOME TAXES	415.6	432.8	663.7	710.2
Income tax expense	50.0	65.5	93.8	99.2
Equity in earnings of equity method investees, net of income taxes	1.9	3.6	6.1	7.9
NET INCOME	367.5	370.9	576.0	618.9
Less: Net income attributable to noncontrolling interests	3.0	4.1	8.7	12.9
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$364.5	$366.8	$567.3	$606.0
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO EVERGY, INC. (see Note 1)
Basic earnings per common share	$1.60	$1.56	$2.50	$2.49
Diluted earnings per common share	$1.60	$1.56	$2.49	$2.49
AVERAGE COMMON SHARES OUTSTANDING
Basic	227.3	234.6	227.2	243.5
Diluted	227.5	235.0	227.5	243.8
COMPREHENSIVE INCOME
NET INCOME	$367.5	$370.9	$576.0	$618.9
Derivative hedging activity
Loss on derivative hedging instruments	—	(29.4)	—	(64.4)
Income tax benefit	—	7.5	—	16.5
Net loss on derivative hedging instruments	—	(21.9)	—	(47.9)
Reclassification to expenses, net of tax	1.4	0.2	1.7	0.2
Derivative hedging activity, net of tax	1.4	(21.7)	1.7	(47.7)
Defined benefit pension plans
Amortization of net losses included in net periodic benefit costs, net of tax	—	—	(0.1)	—
Change in unrecognized pension expense, net of tax	—	—	(0.1)	—
Total other comprehensive income (loss)	1.4	(21.7)	1.6	(47.7)
COMPREHENSIVE INCOME	368.9	349.2	577.6	571.2
Less: comprehensive income attributable to noncontrolling interest	3.0	4.1	8.7	12.9
COMPREHENSIVE INCOME ATTRIBUTABLE TO EVERGY, INC.	$365.9	$345.1	$568.9	$558.3
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2020	2019
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$576.0	$618.9
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	658.1	645.1
Amortization of nuclear fuel	43.8	42.6
Amortization of deferred refueling outage	19.1	19.4
Amortization of corporate-owned life insurance	14.8	16.5
Non-cash compensation	12.1	12.9
Net deferred income taxes and credits	136.5	111.4
Allowance for equity funds used during construction	(9.9)	(0.9)
Payments for asset retirement obligations	(11.0)	(11.6)
Equity in earnings of equity method investees, net of income taxes	(6.1)	(7.9)
Income from corporate-owned life insurance	(6.8)	(19.5)
Other	0.7	(3.6)
Changes in working capital items:
Accounts receivable	(68.6)	(68.4)
Accounts receivable pledged as collateral	(56.0)	(30.0)
Fuel inventory and supplies	(30.0)	57.0
Prepaid expenses and other current assets	20.9	65.7
Accounts payable	(87.5)	(111.5)
Accrued taxes	192.3	155.3
Other current liabilities	(43.9)	(77.7)
Changes in other assets	88.4	56.1
Changes in other liabilities	(21.2)	(22.5)
Cash Flows from Operating Activities	1,421.7	1,447.3
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,058.1)	(849.1)
Purchase of securities - trusts	(50.3)	(37.4)
Sale of securities - trusts	44.2	32.3
Investment in corporate-owned life insurance	(16.4)	(17.2)
Proceeds from investment in corporate-owned life insurance	60.6	99.1
Other investing activities	(9.9)	0.2
Cash Flows used in Investing Activities	(1,029.9)	(772.1)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(361.9)	(378.0)
Proceeds from term loan facility	—	1,000.0
Repayment of term loan facility	—	(1,000.0)
Collateralized short-term borrowings, net	56.0	30.0
Proceeds from long-term debt	889.3	2,374.0
Retirements of long-term debt	(251.1)	(701.1)
Retirements of long-term debt of variable interest entities	(32.3)	(30.3)
Payment for settlement of interest rate swap accounted for as a cash flow hedge	—	(69.8)
Borrowings against cash surrender value of corporate-owned life insurance	54.5	57.2
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(52.5)	(77.4)
Cash dividends paid	(343.6)	(347.5)
Repurchase of common stock under repurchase plan	—	(1,628.7)
Distributions to shareholders of noncontrolling interests	—	(8.5)
Other financing activities	(11.8)	(5.3)
Cash Flows used in Financing Activities	(53.4)	(785.4)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	338.4	(110.2)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	23.2	160.3
End of period	$361.6	$50.1
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

EVERGY, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	AOCI	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2019	226,641,443	$7,070.4	$1,551.5	$(50.0)	$(26.6)	$8,545.3
Net income	—	—	69.4	—	2.8	72.2
Issuance of stock compensation and reinvested dividends, net of tax withholding	97,305	(3.0)	—	—	—	(3.0)
Dividends declared on common stock ($0.505 per share)	—	—	(114.5)	—	—	(114.5)
Dividend equivalents declared	—	—	(0.7)	—	—	(0.7)
Stock compensation expense	—	4.6	—	—	—	4.6
Derivative hedging activity, net of tax	—	—	—	1.3	—	1.3
Other	—	0.2	—	—	—	0.2
Balance as of March 31, 2020	226,738,748	7,072.2	1,505.7	(48.7)	(23.8)	8,505.4
Net income	—	—	133.4	—	2.9	136.3
Issuance of stock compensation and reinvested dividends, net of tax withholding	86,357	(2.9)	—	—	—	(2.9)
Dividends declared on common stock ($0.505 per share)	—	—	(114.6)	—	—	(114.6)
Dividend equivalents declared	—	—	(0.4)	—	—	(0.4)
Stock compensation expense	—	4.1	—	—	—	4.1
Derivative hedging activity, net of tax	—	—	—	(1.0)	—	(1.0)
Change in unrecognized pension expense, net of tax	—	—	—	(0.1)	—	(0.1)
Other	—	0.1	—	—	—	0.1
Balance as of June 30, 2020	226,825,105	7,073.5	1,524.1	(49.8)	(20.9)	8,526.9
Net income	—	—	364.5	—	3.0	367.5
Issuance of stock compensation and reinvested dividends, net of tax withholding	7,305	—	—	—	—	—
Dividends declared on common stock ($0.505 per share)	—	—	(114.5)	—	—	(114.5)
Dividend equivalents declared	—	—	(0.6)	—	—	(0.6)
Stock compensation expense	—	3.4	—	—	—	3.4
Derivative hedging activity, net of tax	—	—	—	1.4	—	1.4
Other	—	0.1	—	—	—	0.1
Balance as of September 30, 2020	226,832,410	$7,077.0	$1,773.5	$(48.4)	$(17.9)	$8,784.2
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2020	2019
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$68.4	$5.2
Receivables, net of allowance for credit losses of $5.5 and $3.8, respectively	256.5	140.4
Related party receivables	39.0	9.9
Accounts receivable pledged as collateral	200.0	171.0
Fuel inventory and supplies	279.8	266.4
Income taxes receivable	29.3	30.4
Regulatory assets	93.3	93.3
Prepaid expenses and other assets	23.3	34.3
Total Current Assets	989.6	750.9
PROPERTY, PLANT AND EQUIPMENT, NET	10,054.8	9,864.9
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	156.7	162.0
OTHER ASSETS:
Regulatory assets	699.7	730.4
Nuclear decommissioning trust fund	279.1	272.5
Other	267.4	266.0
Total Other Assets	1,246.2	1,268.9
TOTAL ASSETS	$12,447.3	$12,046.7
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2020	2019
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$250.0
Current maturities of long-term debt of variable interest entities	18.8	32.3
Notes payable and commercial paper	—	249.2
Collateralized note payable	200.0	171.0
Accounts payable	192.2	200.5
Related party payables	50.1	14.8
Accrued taxes	159.5	98.7
Accrued interest	64.4	74.2
Regulatory liabilities	23.6	42.3
Asset retirement obligations	23.3	23.3
Accrued compensation and benefits	21.1	14.2
Other	134.5	116.0
Total Current Liabilities	887.5	1,286.5
LONG-TERM LIABILITIES:
Long-term debt, net	3,931.1	3,436.1
Long-term debt of variable interest entities, net	—	18.8
Deferred income taxes	853.6	817.7
Unamortized investment tax credits	67.0	253.2
Regulatory liabilities	1,410.9	1,132.5
Pension and post-retirement liability	462.4	495.5
Asset retirement obligations	398.6	249.6
Other	160.5	151.8
Total Long-Term Liabilities	7,284.1	6,555.2
Commitments and Contingencies (Note 11)
EQUITY:
Evergy Kansas Central, Inc. Shareholder's Equity:
Common stock - 1,000 shares authorized, $0.01 par value, 1 share issued	2,737.6	2,737.6
Retained earnings	1,556.0	1,494.0
Total Evergy Kansas Central, Inc. Shareholder's Equity	4,293.6	4,231.6
Noncontrolling Interests	(17.9)	(26.6)
Total Equity	4,275.7	4,205.0
TOTAL LIABILITIES AND EQUITY	$12,447.3	$12,046.7
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30		Year to Date September 30
	2020	2019	2020	2019
	(millions)
OPERATING REVENUES	$733.6	$749.0	$1,864.5	$1,931.3
OPERATING EXPENSES:
Fuel and purchased power	128.6	144.9	329.9	375.3
SPP network transmission costs	66.1	62.4	197.8	188.7
Operating and maintenance	137.4	140.4	376.3	396.4
Depreciation and amortization	113.4	110.9	339.0	331.3
Taxes other than income tax	47.4	48.0	145.1	145.3
Total Operating Expenses	492.9	506.6	1,388.1	1,437.0
INCOME FROM OPERATIONS	240.7	242.4	476.4	494.3
OTHER INCOME (EXPENSE):
Investment earnings	1.0	0.6	3.4	3.0
Other income	2.7	2.3	11.3	13.0
Other expense	(9.7)	(10.8)	(26.9)	(29.9)
Total Other Expense, Net	(6.0)	(7.9)	(12.2)	(13.9)
Interest expense	40.3	41.7	127.7	134.1
INCOME BEFORE INCOME TAXES	194.4	192.8	336.5	346.3
Income tax expense	22.5	25.8	149.2	46.2
Equity in earnings of equity method investees, net of income taxes	1.2	1.2	3.4	3.6
NET INCOME	173.1	168.2	190.7	303.7
Less: Net income attributable to noncontrolling interests	3.0	4.1	8.7	12.9
NET INCOME ATTRIBUTABLE TO EVERGY KANSAS CENTRAL, INC.	$170.1	$164.1	$182.0	$290.8
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2020	2019
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$190.7	$303.7
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	339.0	331.3
Amortization of nuclear fuel	21.6	21.2
Amortization of deferred refueling outage	9.5	9.7
Amortization of corporate-owned life insurance	14.8	16.5
Net deferred income taxes and credits	155.0	9.5
Allowance for equity funds used during construction	(5.8)	—
Payments for asset retirement obligations	(2.1)	(9.5)
Equity in earnings of equity method investees, net of income taxes	(3.4)	(3.6)
Income from corporate-owned life insurance	(6.8)	(18.8)
Other	(4.1)	(4.1)
Changes in working capital items:
Accounts receivable	(124.4)	(55.4)
Accounts receivable pledged as collateral	(29.0)	(15.0)
Fuel inventory and supplies	(12.9)	29.5
Prepaid expenses and other current assets	7.0	12.2
Accounts payable	88.4	(10.4)
Accrued taxes	61.9	92.8
Other current liabilities	(47.1)	(5.8)
Changes in other assets	33.3	23.8
Changes in other liabilities	(35.8)	(31.1)
Cash Flows from Operating Activities	649.8	696.5
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(494.2)	(418.4)
Purchase of securities - trusts	(16.7)	(12.6)
Sale of securities - trusts	16.3	13.4
Investment in corporate-owned life insurance	(15.6)	(16.4)
Proceeds from investment in corporate-owned life insurance	60.6	97.4
Other investing activities	(2.3)	(3.2)
Cash Flows used in Investing Activities	(451.9)	(339.8)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(249.2)	(229.3)
Collateralized short-term debt, net	29.0	15.0
Proceeds from long-term debt	493.0	294.7
Retirements of long-term debt	(250.0)	(300.0)
Retirements of long-term debt of variable interest entities	(32.3)	(30.3)
Borrowings against cash surrender value of corporate-owned life insurance	51.5	54.2
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(52.5)	(76.3)
Cash dividends paid	(120.0)	(110.0)
Distributions to shareholders of noncontrolling interests	—	(8.5)
Other financing activities	(4.2)	(3.0)
Cash Flows used in Financing Activities	(134.7)	(393.5)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	63.2	(36.8)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	5.2	44.5
End of period	$68.4	$7.7
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy Kansas Central, Inc. Shareholder
	Common stock shares	Common stock	Retained earnings	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2018	1	$2,737.6	$1,260.6	$(37.5)	$3,960.7
Net income	—	—	64.4	3.9	68.3
Dividends declared on common stock	—	—	(110.0)	—	(110.0)
Consolidation of noncontrolling interests	—	—	—	3.8	3.8
Distributions to shareholders of noncontrolling interests	—	—	—	(1.4)	(1.4)
Balance as of March 31, 2019	1	2,737.6	1,215.0	(31.2)	3,921.4
Net income	—	—	62.3	4.9	67.2
Distributions to shareholders of noncontrolling interests	—	—	—	(2.1)	(2.1)
Balance as of June 30, 2019	1	2,737.6	1,277.3	(28.4)	3,986.5
Net income	—	—	164.1	4.1	168.2
Distributions to shareholders of noncontrolling interests	—	—	—	(5.1)	(5.1)
Balance as of September 30, 2019	1	$2,737.6	$1,441.4	$(29.4)	$4,149.6

Balance as of December 31, 2019	1	$2,737.6	$1,494.0	$(26.6)	$4,205.0
Net income	—	—	52.4	2.8	55.2
Dividends declared on common stock	—	—	(60.0)	—	(60.0)
Balance as of March 31, 2020	1	2,737.6	1,486.4	(23.8)	4,200.2
Net income (loss)	—	—	(40.5)	2.9	(37.6)
Dividends declared on common stock	—	—	(60.0)	—	(60.0)
Balance as of June 30, 2020	1	2,737.6	1,385.9	(20.9)	4,102.6
Net income	—	—	170.1	3.0	173.1
Balance as of September 30, 2020	1	$2,737.6	$1,556.0	$(17.9)	$4,275.7
The disclosures regarding Evergy Kansas Central included in the accompanying Unaudited Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2020	2019
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$224.3	$2.0
Receivables, net of allowance for credit losses of $6.5 and $4.6, respectively	80.0	48.1
Related party receivables	225.7	93.9
Accounts receivable pledged as collateral	130.0	118.0
Fuel inventory and supplies	173.2	163.0
Income taxes receivable	—	8.7
Regulatory assets	88.4	95.4
Prepaid expenses	25.4	22.8
Other assets	14.5	15.0
Total Current Assets	961.5	566.9
PROPERTY, PLANT AND EQUIPMENT, NET	7,027.1	6,839.0
OTHER ASSETS:
Regulatory assets	490.6	464.4
Nuclear decommissioning trust fund	308.4	300.7
Other	137.5	134.1
Total Other Assets	936.5	899.2
TOTAL ASSETS	$8,925.1	$8,305.1
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2020	2019
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Notes payable and commercial paper	$—	$199.3
Collateralized note payable	130.0	118.0
Accounts payable	163.9	233.6
Related party payables	34.2	4.6
Accrued taxes	104.3	38.8
Accrued interest	38.2	26.7
Regulatory liabilities	7.5	11.4
Asset retirement obligations	33.0	36.1
Accrued compensation and benefits	48.9	45.1
Other	31.3	34.0
Total Current Liabilities	591.3	747.6
LONG-TERM LIABILITIES:
Long-term debt, net	2,922.7	2,525.0
Deferred income taxes	554.7	642.8
Unamortized investment tax credits	118.7	119.6
Regulatory liabilities	885.6	792.2
Pension and post-retirement liability	561.5	499.7
Asset retirement obligations	348.4	217.5
Other	165.4	180.0
Total Long-Term Liabilities	5,557.0	4,976.8
Commitments and Contingencies (Note 11)
EQUITY:
Common stock - 1,000 shares authorized, without par value, 1 share issued, stated value	1,563.1	1,563.1
Retained earnings	1,209.0	1,012.8
Accumulated other comprehensive income	4.7	4.8
Total Equity	2,776.8	2,580.7
TOTAL LIABILITIES AND EQUITY	$8,925.1	$8,305.1
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Year to Date September 30
	2020	2019	2020	2019
	(millions)
OPERATING REVENUES	$528.5	$568.8	$1,328.3	$1,431.2
OPERATING EXPENSES:
Fuel and purchased power	112.2	129.3	306.0	380.4
Operating and maintenance	101.3	111.2	305.7	341.2
Depreciation and amortization	79.4	80.2	243.6	239.0
Taxes other than income tax	31.2	32.6	92.4	96.3
Total Operating Expenses	324.1	353.3	947.7	1,056.9
INCOME FROM OPERATIONS	204.4	215.5	380.6	374.3
OTHER INCOME (EXPENSE):
Investment earnings	0.5	0.5	1.3	1.9
Other income	4.0	1.2	5.1	2.3
Other expense	(6.9)	(4.9)	(20.2)	(15.7)
Total Other Expense, Net	(2.4)	(3.2)	(13.8)	(11.5)
Interest expense	29.2	28.2	85.5	91.6
INCOME BEFORE INCOME TAXES	172.8	184.1	281.3	271.2
Income tax expense	25.1	32.2	5.1	43.9
NET INCOME	$147.7	$151.9	$276.2	$227.3
COMPREHENSIVE INCOME
NET INCOME	$147.7	$151.9	$276.2	$227.3
OTHER COMPREHENSIVE INCOME:
Derivative hedging activity
Reclassification to expenses, net of tax	(0.2)	(0.1)	(0.1)	0.7
Derivative hedging activity, net of tax	(0.2)	(0.1)	(0.1)	0.7
Total other comprehensive income (loss)	(0.2)	(0.1)	(0.1)	0.7
COMPREHENSIVE INCOME	$147.5	$151.8	$276.1	$228.0
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2020	2019
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$276.2	$227.3
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	243.6	239.0
Amortization of nuclear fuel	22.1	21.4
Amortization of deferred refueling outage	9.5	9.7
Net deferred income taxes and credits	3.0	2.5
Allowance for equity funds used during construction	(4.1)	(0.9)
Payments for asset retirement obligations	(2.7)	(1.7)
Other	(0.3)	0.4
Changes in working capital items:
Accounts receivable	(84.3)	(4.1)
Accounts receivable pledged as collateral	(12.0)	—
Fuel inventory and supplies	(10.2)	20.4
Prepaid expenses and other current assets	(4.7)	36.2
Accounts payable	(20.1)	(66.3)
Accrued taxes	74.2	70.3
Other current liabilities	14.5	(49.0)
Changes in other assets	37.7	32.7
Changes in other liabilities	14.2	18.6
Cash Flows from Operating Activities	556.6	556.5
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(384.9)	(313.0)
Purchase of securities - trusts	(33.7)	(24.8)
Sale of securities - trusts	27.9	18.9
Net money pool lending	(78.0)	—
Other investing activities	2.5	5.1
Cash Flows used in Investing Activities	(466.2)	(313.8)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(199.3)	(102.0)
Collateralized short-term debt, net	12.0	—
Proceeds from long-term debt	396.4	393.2
Retirements of long-term debt	—	(400.0)
Cash dividends paid	(80.0)	(135.0)
Other financing activities	2.8	1.9
Cash Flows from (used in) Financing Activities	131.9	(241.9)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	222.3	0.8
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	2.0	2.6
End of period	$224.3	$3.4
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC
Consolidated Statements of Changes in Equity
(Unaudited)

	Common stock shares	Common Stock	Retained earnings	AOCI - Net gains (losses) on cash flow hedges	Total Equity
	(millions, except share amounts)
Balance as of December 31, 2018	1	$1,563.1	$932.6	$4.1	$2,499.8
Net income	—	—	16.0	—	16.0
Derivative hedging activity, net of tax	—	—	—	0.9	0.9
Balance as of March 31, 2019	1	1,563.1	948.6	5.0	2,516.7
Net income	—	—	59.4	—	59.4
Dividends declared on common stock	—	—	(65.0)	—	(65.0)
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of June 30, 2019	1	1,563.1	943.0	4.9	2,511.0
Net income	—	—	151.9	—	151.9
Dividends declared on common stock	—	—	(70.0)	—	(70.0)
Balance as of September 30, 2019	1	$1,563.1	$1,024.9	$4.9	$2,592.9

Balance as of December 31, 2019	1	$1,563.1	$1,012.8	$4.8	$2,580.7
Net income	—	—	25.6	—	25.6
Dividends declared on common stock	—	—	(60.0)	—	(60.0)
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2020	1	1,563.1	978.4	4.7	2,546.2
Net income	—	—	102.9	—	102.9
Dividends declared on common stock	—	—	(20.0)	—	(20.0)
Derivative hedging activity, net of tax	—	—	—	0.2	0.2
Balance as of June 30, 2020	1	1,563.1	1,061.3	4.9	2,629.3
Net income	—	—	147.7	—	147.7
Derivative hedging activity, net of tax	—	—	—	(0.2)	(0.2)
Balance as of September 30, 2020	1	$1,563.1	$1,209.0	$4.7	$2,776.8
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
•Evergy Kansas Central, Inc. (Evergy Kansas Central) is an integrated, regulated electric utility that provides electricity to customers in the state of Kansas. Evergy Kansas Central has one active wholly-owned subsidiary with significant operations, Evergy Kansas South, Inc. (Evergy Kansas South).
•Evergy Metro, Inc. (Evergy Metro) is an integrated, regulated electric utility that provides electricity to customers in the states of Missouri and Kansas.
•Evergy Missouri West, Inc. (Evergy Missouri West) is an integrated, regulated electric utility that provides electricity to customers in the state of Missouri.
•Evergy Transmission Company, LLC (Evergy Transmission Company) owns 13.5% of Transource Energy, LLC (Transource) with the remaining 86.5% owned by AEP Transmission Holding Company, LLC, a subsidiary of American Electric Power Company, Inc. (AEP). Transource is focused on the development of competitive electric transmission projects. Evergy Transmission Company accounts for its investment in Transource under the equity method.
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

	September 30 2020	December 31 2019
Evergy	(millions)
Fuel inventory	$153.7	$146.4
Supplies	358.4	335.2
Fuel inventory and supplies	$512.1	$481.6
Evergy Kansas Central
Fuel inventory	$84.9	$80.2
Supplies	194.9	186.2
Fuel inventory and supplies	$279.8	$266.4
Evergy Metro
Fuel inventory	$47.5	$46.1
Supplies	125.7	116.9
Fuel inventory and supplies	$173.2	$163.0

Property, Plant and Equipment
The following tables summarize the property, plant and equipment of Evergy, Evergy Kansas Central and Evergy Metro.

September 30, 2020	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$28,670.5	$13,947.2	$11,110.9
Electric plant acquisition adjustment	724.3	724.3	—
Accumulated depreciation	(10,849.4)	(5,210.0)	(4,487.3)
Plant in service, net	18,545.4	9,461.5	6,623.6
Construction work in progress	946.6	527.1	337.6
Nuclear fuel, net	131.2	65.3	65.9
Plant to be retired, net(a)	0.9	0.9	—
Property, plant and equipment, net	$19,624.1	$10,054.8	$7,027.1

December 31, 2019	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$27,768.8	$13,538.1	$10,776.5
Electric plant acquisition adjustment	740.6	740.6	—
Accumulated depreciation	(10,293.7)	(4,951.5)	(4,272.0)
Plant in service, net	18,215.7	9,327.2	6,504.5
Construction work in progress	839.2	472.8	269.9
Nuclear fuel, net	128.5	63.9	64.6
Plant to be retired, net(a)	1.0	1.0	—
Property, plant and equipment, net	$19,184.4	$9,864.9	$6,839.0
(a) As of September 30, 2020 and December 31, 2019, represents the planned retirement of Evergy Kansas Central analog meters prior to the end of their remaining useful lives.
Other Income (Expense), Net
The table below shows the detail of other expense for each of the Evergy Companies.

	Three Months Ended September 30		Year to Date September 30
	2020	2019	2020	2019
Evergy	(millions)
Non-service cost component of net benefit cost	$(13.7)	$(13.7)	$(43.7)	$(40.9)
Other	(6.4)	(6.0)	(14.0)	(16.3)
Other expense	$(20.1)	$(19.7)	$(57.7)	$(57.2)
Evergy Kansas Central
Non-service cost component of net benefit cost	$(4.1)	$(4.9)	$(14.1)	$(14.5)
Other	(5.6)	(5.9)	(12.8)	(15.4)
Other expense	$(9.7)	$(10.8)	$(26.9)	$(29.9)
Evergy Metro
Non-service cost component of net benefit cost	$(6.5)	$(5.0)	$(19.7)	$(15.3)
Other	(0.4)	0.1	(0.5)	(0.4)
Other expense	$(6.9)	$(4.9)	$(20.2)	$(15.7)

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

The following table reconciles Evergy's basic and diluted EPS.

	Three Months Ended September 30		Year to Date September 30
	2020	2019	2020	2019
Income	(millions, except per share amounts)
Net income	$367.5	$370.9	$576.0	$618.9
Less: Net income attributable to noncontrolling interests	3.0	4.1	8.7	12.9
Net income attributable to Evergy, Inc.	$364.5	$366.8	$567.3	$606.0
Common Shares Outstanding
Weighted average number of common shares outstanding - basic	227.3	234.6	227.2	243.5
Add: Effect of dilutive securities	0.2	0.4	0.3	0.3
Weighted average number of common shares outstanding - dilutive	227.5	235.0	227.5	243.8
Basic EPS	$1.60	$1.56	$2.50	$2.49
Diluted EPS	$1.60	$1.56	$2.49	$2.49
Anti-dilutive shares excluded from the computation of diluted EPS for the three months ended and year to date September 30, 2020, were 124,136 RSUs with performance measures. There were no anti-dilutive securities excluded from the computation of diluted EPS for the three months ended and year to date September 30, 2019.
Dividends Declared
In November 2020, Evergy's Board of Directors (Evergy Board) declared a quarterly dividend of $0.535 per share on Evergy's common stock. The common dividend is payable December 21, 2020, to shareholders of record as of November 20, 2020.
In November 2020, Evergy Kansas Central's Board of Directors declared a cash dividend payable to Evergy of $40.0 million, payable on December 18, 2020.
In November 2020, Evergy Metro's Board of Directors declared a cash dividend payable to Evergy of $40.0 million, payable on December 18, 2020.
Supplemental Cash Flow Information

Evergy
Year to Date September 30	2020	2019
Cash paid for (received from):	(millions)
Interest, net of amounts capitalized	$267.8	$240.8
Interest of VIEs	0.8	1.6
Income taxes, net of refunds	(73.8)	(13.1)
Right-of-use assets obtained in exchange for new operating lease liabilities	4.1	3.0
Right-of-use assets obtained in exchange for new finance lease liabilities	5.0	2.3
Non-cash investing transactions:
Property, plant and equipment additions	371.0	99.4
Non-cash financing transactions:
Issuance of stock for compensation and reinvested dividends	0.9	(0.3)

Evergy Kansas Central
Year to Date September 30	2020	2019
Cash paid for (received from):	(millions)
Interest, net of amounts capitalized	$114.1	$109.4
Interest of VIEs	0.8	1.6
Income taxes, net of refunds	(6.4)	1.8
Right-of-use assets obtained in exchange for new operating lease liabilities	3.8	0.6
Right-of-use assets obtained in exchange for new finance lease liabilities	3.7	2.3
Non-cash investing transactions:
Property, plant and equipment additions	183.8	35.3

Evergy Metro
Year to Date September 30	2020	2019
Cash paid for (received from):	(millions)
Interest, net of amounts capitalized	$73.3	$83.5
Income taxes, net of refunds	(7.3)	32.8
Right-of-use assets obtained in exchange for new operating lease liabilities	0.3	2.4
Right-of-use assets obtained in exchange for new finance lease liabilities	1.3	—
Non-cash investing transactions:
Property, plant and equipment additions	165.6	60.8
Non-cash property, plant and equipment additions year to date September 30, 2020 for Evergy, Evergy Kansas Central and Evergy Metro include a non-cash addition related to the revision in estimate of the Wolf Creek Generating Station (Wolf Creek) asset retirement obligation (ARO) liability in the third quarter of 2020. See Note 6 for more details.
2. REVENUE
Evergy's, Evergy Kansas Central's and Evergy Metro's revenues disaggregated by customer class are summarized in the following tables.

Three Months Ended September 30, 2020	Evergy	Evergy Kansas Central	Evergy Metro
Revenues	(millions)
Residential	$636.4	$262.9	$241.2
Commercial	499.5	205.2	213.3
Industrial	166.8	105.7	36.6
Other retail	9.5	4.4	2.7
Total electric retail	$1,312.2	$578.2	$493.8
Wholesale	85.0	68.7	9.7
Transmission	80.7	72.9	3.5
Industrial steam and other	5.6	0.9	0.8
Total revenue from contracts with customers	$1,483.5	$720.7	$507.8
Other	34.1	12.9	20.7
Operating revenues	$1,517.6	$733.6	$528.5

Year to Date September 30, 2020	Evergy	Evergy Kansas Central	Evergy Metro
Revenues	(millions)
Residential	$1,515.6	$627.5	$572.2
Commercial	1,272.9	511.0	558.1
Industrial	446.7	284.6	99.6
Other retail	29.2	13.3	8.9
Total electric retail	$3,264.4	$1,436.4	$1,238.8
Wholesale	195.8	168.1	16.7
Transmission	238.5	215.2	10.4
Industrial steam and other	16.8	2.1	2.7
Total revenue from contracts with customers	$3,715.5	$1,821.8	$1,268.6
Other	103.5	42.7	59.7
Operating revenues	$3,819.0	$1,864.5	$1,328.3

Three Months Ended September 30, 2019	Evergy	Evergy Kansas Central	Evergy Metro
Revenues	(millions)
Residential	$653.0	$268.9	$249.2
Commercial	539.1	219.3	234.1
Industrial	175.3	111.3	40.8
Other retail	16.0	5.6	7.0
Total electric retail	$1,383.4	$605.1	$531.1
Wholesale	96.3	67.7	23.5
Transmission	80.4	67.7	7.8
Industrial steam and other	6.2	1.7	0.6
Total revenue from contracts with customers	$1,566.3	$742.2	$563.0
Other	11.3	6.8	5.8
Operating revenues	$1,577.6	$749.0	$568.8

Year to Date September 30, 2019	Evergy	Evergy Kansas Central	Evergy Metro
Revenues	(millions)
Residential	$1,536.3	$640.4	$575.5
Commercial	1,391.2	556.4	613.5
Industrial	478.9	308.5	106.7
Other retail	35.3	15.8	12.3
Total electric retail	$3,441.7	$1,521.1	$1,308.0
Wholesale	251.7	182.5	54.7
Transmission	233.5	205.5	14.0
Industrial steam and other	18.9	4.6	2.3
Total revenue from contracts with customers	$3,945.8	$1,913.7	$1,379.0
Other	70.4	17.6	52.2
Operating revenues	$4,016.2	$1,931.3	$1,431.2

3. RECEIVABLES
The Evergy Companies' receivables are detailed in the following table.

	September 30 2020	December 31 2019
Evergy	(millions)
Customer accounts receivable - billed	$8.6	$7.2
Customer accounts receivable - unbilled	143.9	104.0
Other receivables	181.2	127.8
Allowance for credit losses	(15.2)	(10.5)
Total	$318.5	$228.5
Evergy Kansas Central
Customer accounts receivable - billed	$—	$—
Customer accounts receivable - unbilled	55.3	49.7
Other receivables	206.7	94.5
Allowance for credit losses	(5.5)	(3.8)
Total	$256.5	$140.4
Evergy Metro
Customer accounts receivable - billed	$4.9	$3.1
Customer accounts receivable - unbilled	56.9	26.5
Other receivables	24.7	23.1
Allowance for credit losses	(6.5)	(4.6)
Total	$80.0	$48.1
Evergy's, Evergy Kansas Central's and Evergy Metro's other receivables at September 30, 2020 and December 31, 2019, consisted primarily of receivables from partners in jointly-owned electric utility plants, wholesale sales receivables and receivables related to alternative revenue programs. The Evergy Companies' other receivables also included receivables from contracts with customers as summarized in the following table.

	September 30 2020	December 31 2019
	(millions)
Evergy	$58.8	$42.0
Evergy Kansas Central	49.9	37.7
Evergy Metro	6.1	1.2
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

The change in the Evergy Companies' allowance for credit losses is summarized in the following table.

	2020	2019
Evergy	(millions)
Beginning balance January 1	$10.5	$9.2
Credit loss expense	15.5	22.4
Write-offs	(20.8)	(31.9)
Recoveries of prior write-offs	10.0	9.2
Ending balance September 30	$15.2	$8.9
Evergy Kansas Central
Beginning balance January 1	$3.8	$3.9
Credit loss expense	6.9	5.6
Write-offs	(7.3)	(8.8)
Recoveries of prior write-offs	2.1	2.7
Ending balance September 30	$5.5	$3.4
Evergy Metro
Beginning balance January 1	$4.6	$3.8
Credit loss expense	5.5	11.7
Write-offs	(8.9)	(16.2)
Recoveries of prior write-offs	5.3	4.6
Ending balance September 30	$6.5	$3.9
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

	September 30 2020	December 31 2019
	(millions)
Evergy	$395.0	$339.0
Evergy Kansas Central	200.0	171.0
Evergy Metro	130.0	118.0
Each receivable sale facility expires in September 2021. Evergy Kansas Central's facility allows for $185.0 million in aggregate outstanding principal amount of borrowings from mid-October through mid-June and then $200.0 million from mid-June through mid-October. Evergy Metro's facility allows for $130.0 million in aggregate outstanding principal amount of borrowings at any time. Evergy Missouri West's facility allows for $50.0 million in aggregate outstanding principal amount of borrowings from mid-November through mid-June and then $65.0 million from mid-June through mid-November.
4. RATE MATTERS AND REGULATION
KCC Proceedings
Evergy Kansas Central 2020 Transmission Delivery Charge (TDC)
In March 2020, the State Corporation Commission of the State of Kansas (KCC) issued an order adjusting Evergy Kansas Central's retail prices to include updated transmission costs as reflected in the Federal Energy Regulatory Commission (FERC) transmission formula rate (TFR). The new prices were effective in April 2020 and are expected to increase Evergy Kansas Central's annual retail revenues by $3.5 million when compared to 2019.

Evergy Metro 2020 TDC
In April 2020, the KCC issued an order adjusting Evergy Metro's retail prices to include updated transmission costs as reflected in the FERC TFR. The new prices were effective in May 2020 and are expected to decrease Evergy Metro's annual retail revenues by $2.7 million when compared to 2019.
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
Evergy Kansas Central's and Evergy Metro's 2019 calculations of annual earnings did not exceed their authorized return on equity of 9.3% and therefore did not result in any customer refund obligations. These calculations were filed with the KCC in April 2020. As of September 30, 2020, Evergy Kansas Central and Evergy Metro estimate their 2020 annual earnings will not result in a refund obligation. The final refund obligations for 2020, if any, will be decided by the KCC and could vary from the current estimates.
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
As a result of the MPSC order, Evergy has recorded a regulatory liability of $18.3 million as of September 30, 2020 for the estimated amount of revenues that Evergy Missouri West has collected from customers for Sibley Station since December 2018 that Evergy has determined is probable of refund. Evergy expects that it will continue to defer such amounts as collected from customers until new rates become effective in Evergy Missouri West's next rate case.
The accrual for this estimated amount does not include certain revenues collected related to Sibley Station that Evergy has determined to not be probable of refund in the next rate case based on the relevant facts and circumstances. While Evergy has determined these additional revenues to not be probable of refund, the ultimate resolution of this matter in Evergy Missouri West's next rate case is uncertain and could result in an estimated loss of up to approximately $12 million per year in excess of the amount accrued until Evergy Missouri West's new rates become effective. Evergy's regulatory liability for probable refunds as of September 30, 2020 and estimated loss in excess of the amount accrued represent estimates that could change significantly based on ongoing developments including as a result of an appeal of the MPSC order, decisions in other regulatory proceedings that establish precedent applicable to this matter and positions of parties on this issue in a future Evergy Missouri West rate case.
Evergy Metro and Evergy Missouri West COVID-19 AAO Request
In May 2020, Evergy Metro and Evergy Missouri West filed a joint request for an AAO with the MPSC that would allow for the extraordinary costs and lost revenues incurred by the companies, net of any COVID-19-related savings, as a result of the COVID-19 pandemic to be considered for future recovery from customers as part of their next rate cases. In October 2020, Evergy Metro and Evergy Missouri West entered into a non-unanimous stipulation and agreement with the MPSC staff and other intervenors that would allow Evergy Metro and Evergy Missouri West to defer to a regulatory asset certain net incremental costs incurred associated with the COVID-19 pandemic for consideration in their next rate cases. A decision by the MPSC regarding the non-unanimous stipulation and agreement is expected in January 2021.
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
Evergy Kansas Central's TFR, effective in January 2021, includes projected 2021 transmission capital expenditures and operating costs and is expected to increase annual transmission revenues by $32.4 million when compared to 2020. The increase was primarily driven by higher projected capital expenditures and a lower prior year true-up adjustment in 2021. This rate is the most significant component in the retail rate calculation for Evergy Kansas Central's annual request with the KCC to adjust retail prices to include updated transmission costs through the TDC.
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
Evergy Metro's TFR, effective in January 2021, includes projected 2021 transmission capital expenditures and operating costs and is expected to decrease annual transmission revenues by $3.9 million when compared to 2020. This rate is the most significant component in the retail rate calculation for Evergy Metro's annual request with the KCC to adjust retail prices to include updated transmission costs through the TDC.
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
The MPSC and KCC require the owners of Wolf Creek, including Evergy Kansas South and Evergy Metro with their respective 47% ownership shares, to submit an updated decommissioning cost study every three years. The most recent study was submitted to the MPSC and KCC in September 2020. As a result of changes in estimates related to the study, Evergy, Evergy Kansas Central and Evergy Metro recorded increases to their AROs to decommission Wolf Creek of $259.1 million, $140.7 million and $118.4 million, respectively, in the third quarter of 2020.
The following table summarizes the change in the Evergy Companies' AROs for the periods ending September 30, 2020 and December 31, 2019.

	Evergy		Evergy Kansas Central		Evergy Metro
	2020	2019	2020	2019	2020	2019
	(millions)
Beginning balance January 1	$674.1	$687.1	$272.9	$281.1	$253.6	$261.0
Revision in timing and/or estimates	257.0	(22.3)	136.9	(12.4)	118.4	(9.9)
Settlements	(11.0)	(17.8)	(2.1)	(14.8)	(2.7)	(2.5)
Accretion	28.7	27.1	14.2	19.0	12.1	5.0
Ending balance	$948.8	$674.1	$421.9	$272.9	$381.4	$253.6
Less: current portion	(66.5)	(71.3)	(23.3)	(23.3)	(33.0)	(36.1)
Total noncurrent asset retirement obligation	$882.3	$602.8	$398.6	$249.6	$348.4	$217.5
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
For the three months ended and year to date September 30, 2020, Evergy and Evergy Metro recorded pension settlement charges of $10.0 million and $12.7 million, respectively. For the three months ended and year to date September 30, 2019, Evergy and Evergy Metro recorded pension settlement charges of $14.5 million and $20.8 million, respectively. These settlement charges were the result of accelerated pension distributions related to voluntary severance programs. Evergy and Evergy Metro deferred substantially all of the charges to a regulatory asset and expect to recover these amounts over future periods pursuant to regulatory agreements.
The following tables provide the components of net periodic benefit costs prior to the effects of capitalization and sharing with joint owners of power plants.

	Pension Benefits			Post-Retirement Benefits
Three Months Ended September 30, 2020	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$20.1	$6.8	$13.3	$0.7	$0.3	$0.4
Interest cost	24.0	11.7	12.1	2.3	1.2	1.1
Expected return on plan assets	(26.3)	(13.3)	(13.5)	(2.4)	(1.7)	(0.7)
Prior service cost	0.4	0.4	0.2	0.1	0.1	—
Recognized net actuarial (gain)/loss	12.1	8.5	11.6	0.1	—	(0.1)
Settlement and special termination benefits	10.0	—	12.7	—	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	40.3	14.1	36.4	0.8	(0.1)	0.7
Regulatory adjustment	(0.4)	0.4	(11.3)	(1.0)	(0.7)	(0.2)
Intercompany allocations	—	1.6	(5.8)	—	0.1	(0.1)
Net periodic benefit costs (income)	$39.9	$16.1	$19.3	$(0.2)	$(0.7)	$0.4

	Pension Benefits			Post-Retirement Benefits
Year to Date September 30, 2020	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$59.2	$20.4	$38.8	$2.1	$0.9	$1.2
Interest cost	72.9	35.2	37.1	6.9	3.6	3.3
Expected return on plan assets	(79.7)	(39.9)	(41.5)	(7.0)	(5.0)	(2.0)
Prior service cost	1.3	1.2	0.6	0.3	0.3	—
Recognized net actuarial (gain)/loss	34.8	25.4	34.2	0.2	—	(0.4)
Settlement and special termination benefits	10.0	—	12.7	—	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	98.5	42.3	81.9	2.5	(0.2)	2.1
Regulatory adjustment	18.6	1.1	(9.2)	(2.9)	(2.1)	(0.3)
Intercompany allocations	—	(0.1)	(17.0)	—	0.1	(0.1)
Net periodic benefit costs (income)	$117.1	$43.3	$55.7	$(0.4)	$(2.2)	$1.7

	Pension Benefits			Post-Retirement Benefits
Three Months Ended September 30, 2019	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$19.1	$7.3	$11.8	$0.6	$0.2	$0.4
Interest cost	27.5	13.4	14.1	2.6	1.4	1.2
Expected return on plan assets	(27.0)	(13.7)	(12.3)	(2.5)	(1.7)	(0.8)
Prior service cost	0.5	0.5	0.2	0.1	0.1	—
Recognized net actuarial (gain)/loss	6.9	6.2	12.2	(0.3)	(0.1)	(0.3)
Settlement and special termination benefits	14.5	—	20.8	—	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	41.5	13.7	46.8	0.5	(0.1)	0.5
Regulatory adjustment	4.9	0.5	(14.7)	(0.8)	(0.7)	0.1
Intercompany allocations	—	—	(13.6)	—	—	(0.2)
Net periodic benefit costs (income)	$46.4	$14.2	$18.5	$(0.3)	$(0.8)	$0.4

	Pension Benefits			Post-Retirement Benefits
Year to Date September 30, 2019	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$57.3	$21.8	$35.5	$1.9	$0.8	$1.1
Interest cost	82.4	40.3	42.1	7.9	4.2	3.7
Expected return on plan assets	(80.9)	(41.1)	(36.9)	(7.5)	(5.0)	(2.5)
Prior service cost	1.5	1.3	0.7	0.3	0.3	—
Recognized net actuarial (gain)/loss	20.6	19.0	36.7	(0.9)	(0.4)	(1.1)
Settlement and special termination benefits	14.5	—	20.8	—	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	95.4	41.3	98.9	1.7	(0.1)	1.2
Regulatory adjustment	30.4	1.5	(15.9)	(2.5)	(2.2)	0.3
Intercompany allocations	—	—	(27.6)	—	—	(0.3)
Net periodic benefit costs (income)	$125.8	$42.8	$55.4	$(0.8)	$(2.3)	$1.2

The components of net periodic benefit costs other than the service cost component are included in other expense on the Evergy Companies' consolidated statements of income and comprehensive income.
Year to date September 30, 2020, Evergy, Evergy Kansas Central and Evergy Metro made pension contributions of $54.3 million, $45.7 million and $8.6 million, respectively. Evergy expects to make additional pension contributions of $78.4 million in 2020 to satisfy the Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and KCC and MPSC rate orders, which is expected to be paid by Evergy Metro.
Year to date September 30, 2020, Evergy, Evergy Kansas Central and Evergy Metro made post-retirement benefit contributions of $0.6 million, $0.3 million and $0.3 million, respectively. Evergy, Evergy Kansas Central and Evergy Metro expect to make additional contributions in 2020 of $3.1 million, $0.4 million and $2.7 million, respectively, to the post-retirement benefit plans.
8. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
Evergy's $2.5 billion master credit facility expires in 2023. Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West have borrowing capacity under the master credit facility with specific sublimits for each borrower. These sublimits can be unilaterally adjusted by Evergy for each borrower provided the sublimits remain within minimum and maximum sublimits as specified in the facility. A default by any borrower under the facility or one of its significant subsidiaries on other indebtedness totaling more than $100.0 million constitutes a default by that borrower under the facility. Under the terms of this facility, each of Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West is required to maintain a total indebtedness to total capitalization ratio, as defined in the facility, of not greater than 0.65 to 1.00 at all times. As of September 30, 2020, Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West were in compliance with this covenant.
The following table summarizes the committed credit facilities (excluding receivable sale facilities discussed in Note 3) available to the Evergy Companies as of September 30, 2020 and December 31, 2019.

		Amounts Drawn
	Master Credit Facility	Commercial Paper	Letters of Credit	Cash Borrowings	Available Borrowings	Weighted Average Interest Rate on Short-Term Borrowings
September 30, 2020	(millions)
Evergy, Inc.	$450.0	n/a	$0.7	$200.0	$249.3	1.42%
Evergy Kansas Central	1,000.0	—	18.6	—	981.4	—%
Evergy Metro	600.0	—	—	—	600.0	—%
Evergy Missouri West	450.0	—	2.0	—	448.0	—%
Evergy	$2,500.0	$—	$21.3	$200.0	$2,278.7

December 31, 2019
Evergy, Inc.	$450.0	n/a	$0.7	$20.0	$429.3	2.99%
Evergy Kansas Central	1,000.0	249.2	14.2	—	736.6	2.07%
Evergy Metro	600.0	199.3	—	—	400.7	2.02%
Evergy Missouri West	450.0	93.4	2.1	—	354.5	2.02%
Evergy	$2,500.0	$541.9	$17.0	$20.0	$1,921.1

9. LONG-TERM DEBT
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
In September 2019, Evergy issued $800.0 million of 2.90% Senior Notes maturing in 2029 and paid $69.8 million to settle an interest rate swap agreement with a notional amount of $500.0 million that was designated as a cash flow hedge of interest payments on the debt issuance. The $69.8 million pre-tax loss was recorded in accumulated other comprehensive loss on Evergy's consolidated balance sheet and is being reclassified to interest expense over the ten-year term of the debt. For the three months ended September 30, 2020, $1.8 million and ($0.4) million were reclassified from accumulated other comprehensive loss to interest expense and income tax expense, respectively, on Evergy's consolidated statements of comprehensive income. Year to date September 30, 2020, $5.3 million and ($3.6) million were reclassified from accumulated other comprehensive loss to interest expense and income tax expense, respectively, on Evergy's consolidated statements of comprehensive income. As of September 30, 2020, Evergy expects to amortize $5.3 million to earnings from accumulated other comprehensive loss over the next twelve months.
Fair Value of Long-Term Debt
The Evergy Companies measure the fair value of long-term debt using Level 2 measurements available as of the measurement date. The book value and fair value of the Evergy Companies' long-term debt and long-term debt of variable interest entities is summarized in the following table.

	September 30, 2020		December 31, 2019
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt(a)	(millions)
Evergy(b)	$9,629.9	$11,126.4	$8,997.8	$9,750.2
Evergy Kansas Central	3,931.1	4,711.5	3,686.1	4,078.8
Evergy Metro	2,922.7	3,555.6	2,525.0	2,932.2
Long-term debt of variable interest entities(a)
Evergy	$18.8	$19.3	$51.1	$51.5
Evergy Kansas Central	18.8	19.3	51.1	51.5
(a) Includes current maturities.
(b) Book value as of September 30, 2020 and December 31, 2019, includes $114.1 million and $125.5 million, respectively, of fair value adjustments recorded in connection with purchase accounting for the Great Plains Energy and Evergy Kansas Central merger, which are not part of future principal payments and will amortize over the remaining life of the associated debt instrument.

Recurring Fair Value Measurements
The following tables include the Evergy Companies' balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	September 30, 2020	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$90.9	$83.5	$—	$—	$7.4
International equity funds	55.2	55.2	—	—	—
Core bond fund	39.6	39.6	—	—	—
High-yield bond fund	23.0	23.0	—	—	—
Emerging markets bond fund	18.8	18.8	—	—	—
Combination debt/equity/other fund	18.2	18.2	—	—	—
Alternative investments fund	20.2	—	—	—	20.2
Real estate securities fund	12.8	—	—	—	12.8
Cash equivalents	0.4	0.4	—	—	—
Total nuclear decommissioning trust	279.1	238.7	—	—	40.4
Rabbi trust
Core bond fund	25.3	—	—	—	25.3
Combination debt/equity/other fund	6.3	—	—	—	6.3
Cash equivalents	0.2	0.2	—	—	—
Total rabbi trust	31.8	0.2	—	—	31.6
Total	$310.9	$238.9	$—	$—	$72.0
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$208.0	$208.0	$—	$—	$—
Debt securities
U.S. Treasury	48.1	48.1	—	—	—
U.S. Agency	0.5	—	0.5	—	—
State and local obligations	3.7	—	3.7	—	—
Corporate bonds	40.9	—	40.9	—	—
Foreign governments	0.1	—	0.1	—	—
Cash equivalents	7.1	7.1	—	—	—
Other	—	—	—	—	—
Total nuclear decommissioning trust	308.4	263.2	45.2	—	—
Self-insured health plan trust(b)
Equity securities	1.1	1.1	—	—	—
Debt securities	8.6	3.2	5.4	—	—
Cash and cash equivalents	3.3	3.3	—	—	—
Total self-insured health plan trust	13.0	7.6	5.4	—	—
Total	$321.4	$270.8	$50.6	$—	$—
Other Evergy
Assets
Rabbi trusts
Fixed income fund	$13.1	$—	$—	$—	$13.1
Cash and cash equivalents	0.6	0.6	—	—	—
Total rabbi trusts	$13.7	$0.6	$—	$—	$13.1
Evergy
Assets
Nuclear decommissioning trust(a)	$587.5	$501.9	$45.2	$—	$40.4
Rabbi trusts	45.5	0.8	—	—	44.7
Self-insured health plan trust(b)	13.0	7.6	5.4	—	—
Total	$646.0	$510.3	$50.6	$—	$85.1

Description	December 31, 2019	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$86.1	$78.6	$—	$—	$7.5
International equity funds	52.0	52.0	—	—	—
Core bond fund	39.3	39.3	—	—	—
High-yield bond fund	22.3	22.3	—	—	—
Emerging markets bond fund	19.4	19.4	—	—	—
Combination debt/equity/other fund	16.4	16.4	—	—	—
Alternative investments fund	23.9	—	—	—	23.9
Real estate securities fund	12.6	—	—	—	12.6
Cash equivalents	0.5	0.5	—	—	—
Total nuclear decommissioning trust	272.5	228.5	—	—	44.0
Rabbi trust
Core bond fund	25.3	—	—	—	25.3
Combination debt/equity/other fund	6.3	—	—	—	6.3
Cash equivalents	0.1	0.1	—	—	—
Total rabbi trust	31.7	0.1	—	—	31.6
Total	$304.2	$228.6	$—	$—	$75.6
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$211.1	$211.1	$—	$—	$—
Debt securities
U.S. Treasury	50.3	50.3	—	—	—
U.S. Agency	0.4	—	0.4	—	—
State and local obligations	2.2	—	2.2	—	—
Corporate bonds	33.2	—	33.2	—	—
Foreign governments	0.1	—	0.1	—	—
Cash equivalents	3.1	3.1	—	—	—
Other	0.3	—	0.3	—	—
Total nuclear decommissioning trust	300.7	264.5	36.2	—	—
Self-insured health plan trust(b)
Equity securities	0.5	0.5	—	—	—
Debt securities	6.7	1.4	5.3	—	—
Cash and cash equivalents	2.7	2.7	—	—	—
Total self-insured health plan trust	9.9	4.6	5.3	—	—
Total	$310.6	$269.1	$41.5	$—	$—
Other Evergy
Assets
Rabbi trusts
Fixed income fund	$13.3	$—	$—	$—	$13.3
Cash and cash equivalents	0.5	0.5	—	—	—
Total rabbi trusts	$13.8	$0.5	$—	$—	$13.3
Evergy
Assets
Nuclear decommissioning trust(a)	$573.2	$493.0	$36.2	$—	$44.0
Rabbi trust	45.5	0.6	—	—	44.9
Self-insured health plan trust(b)	9.9	4.6	5.3	—	—
Total	$628.6	$498.2	$41.5	$—	$88.9
(a)Fair value is based on quoted market prices of the investments held by the trust and/or valuation models.
(b)Fair value is based on quoted market prices of the investments held by the trust. Debt securities classified as Level 1 are comprised of U.S. Treasury securities. Debt securities classified as Level 2 are comprised of corporate bonds, U.S. Agency, state and local obligations, and other asset-backed securities.

Certain Evergy and Evergy Kansas Central investments included in the table above are measured at NAV as they do not have readily determinable fair values. In certain situations, these investments may have redemption restrictions.
The following table provides additional information on these Evergy and Evergy Kansas Central investments.

	September 30, 2020		December 31, 2019		September 30, 2020
	Fair	Unfunded	Fair	Unfunded	Redemption	Length of
	Value	Commitments	Value	Commitments	Frequency	Settlement
Evergy Kansas Central	(millions)
Nuclear decommissioning trust:
Domestic equity funds	$7.4	$2.5	$7.5	$3.3	(a)	(a)
Alternative investments fund(b)	20.2	—	23.9	—	Quarterly	65 days
Real estate securities fund(b)	12.8	—	12.6	—	Quarterly	65 days
Total	$40.4	$2.5	$44.0	$3.3
Rabbi trust:
Core bond fund	$25.3	$—	$25.3	$—	(c)	(c)
Combination debt/equity/other fund	6.3	—	6.3	—	(c)	(c)
Total	$31.6	$—	$31.6	$—
Other Evergy
Rabbi trust:
Fixed income fund	$13.1	$—	$13.3	$—	(c)	(c)
Total Evergy investments at NAV	$85.1	$2.5	$88.9	$3.3
(a)This investment is in five long-term private equity funds that do not permit early withdrawal. Investments in these funds cannot be distributed until the underlying investments have been liquidated, which may take years from the date of initial liquidation. Three funds have begun to make distributions. The initial investment in the fourth and fifth funds occurred in 2016 and 2018, respectively. The fourth fund's term is 15 years, subject to the general partner's right to extend the term for up to three additional one-year periods.  The fifth fund's term is 15 years, subject to additional extensions approved by a fund advisory committee to provide for an orderly liquidation of fund investments and dissolution of the fund.
(b)There is a holdback on final redemptions.
(c)This investment can be redeemed immediately and is not subject to any restrictions on redemptions.
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

The following table summarizes the net unrealized gains (losses) for the Evergy Companies' nuclear decommissioning trusts and rabbi trusts.

	Three Months Ended September 30		Year to Date September 30
	2020	2019	2020	2019
Evergy	(millions)
Nuclear decommissioning trust - equity securities	$27.5	$(0.3)	$(8.5)	$50.9
Nuclear decommissioning trust - debt securities	0.1	1.5	5.4	5.9
Rabbi trusts - equity securities	0.8	0.9	1.6	2.4
Total	$28.4	$2.1	$(1.5)	$59.2
Evergy Kansas Central
Nuclear decommissioning trust - equity securities	$16.2	$0.2	$0.2	$26.2
Rabbi trust - equity securities	0.6	0.5	1.1	2.7
Total	$16.8	$0.7	$1.3	$28.9
Evergy Metro
Nuclear decommissioning trust - equity securities	$11.3	$(0.5)	$(8.7)	$24.7
Nuclear decommissioning trust - debt securities	0.1	1.5	5.4	5.9
Total	$11.4	$1.0	$(3.3)	$30.6
11. COMMITMENTS AND CONTINGENCIES
Environmental Matters
Set forth below are descriptions of contingencies related to environmental matters that may impact the Evergy Companies' operations or their financial results. Management's assessment of these contingencies, which are based on federal and state statutes and regulations, and regulatory agency and judicial interpretations and actions, has evolved over time. These laws, regulations, interpretations and actions can also change, restrict or otherwise impact the Evergy Companies' operations or financial results. The failure to comply with these laws, regulations, interpretations and actions could result in the assessment of administrative, civil and criminal penalties and the imposition of remedial requirements. The Evergy Companies believe that all of their operations are in substantial compliance with current federal, state and local environmental standards.
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
In October 2020, the EPA issued a proposed rule to modify the CSAPR Update Rule. The proposed rule finds that nine of the states subject to the CSAPR Update Rule, including Kansas and Missouri, do not significantly contribute to downwind states' ability to achieve attainment during the ozone season. Evergy will continue to monitor this proposed rule as any changes to NOx ozone season allowances in the future could have a material impact on the Evergy Companies' operations and consolidated financial results.

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
In October 2020, the EPA published the final ELG reconsideration rule. This rule adjusts numeric limits for flue gas desulfurization (FGD) wastewater and adds a 10% volumetric purge limit for bottom ash transport water. The timeline for final FGD wastewater compliance is now as soon as possible on or after one year following publication of the final rule in the Federal Register but no later than December 31, 2025. The Evergy Companies are in the process of reviewing the rule and the costs to comply with these changes could be material.
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
Regulation of Coal Combustion Residuals
In the course of operating their coal generation plants, the Evergy Companies produce coal combustion residuals (CCRs), including fly ash, gypsum and bottom ash. The EPA published a rule to regulate CCRs in April 2015 that requires additional CCR handling, processing and storage equipment and closure of certain ash disposal units.
In March 2019, the D.C. Circuit issued a ruling to grant the EPA's request to remand the Phase I, Part I CCR rule in response to a prior court ruling requiring the EPA to address un-lined surface impoundment closure requirements. In August 2020, the EPA published the Part A CCR Rule. This rule reclassified clay-lined surface impoundments from "lined" to "un-lined" and established a deadline of April 11, 2021 to initiate closure. The prior rule included a deadline of October 31, 2020 for un-lined impoundments to initiate closure. In October 2020, the EPA released a pre-publication version of the final Part B CCR Rule. This rule includes a process to allow un-lined impoundments to continue to operate if a demonstration is made to prove that the un-lined impoundments are not adversely impacting groundwater, human health or the environment. The Evergy Companies are in the process of reviewing the Part A and Part B CCR rules and the costs to comply with these changes could be material.
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

Wolf Creek has elected to build a dry cask storage facility to expand its existing on-site spent nuclear fuel storage, which is expected to provide additional capacity in 2021. The Evergy Companies expect that the DOE will reimburse the majority of the costs to construct the dry cask storage facility that would not have otherwise been incurred had the DOE begun accepting spent nuclear fuel. The Evergy Companies cannot predict, when, or if, an off-site storage site or alternative disposal site will be available to receive Wolf Creek's spent nuclear fuel and will continue to monitor this activity.
12. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
In the normal course of business, Evergy Kansas Central, Evergy Metro and Evergy Missouri West engage in related party transactions with one another. A summary of these transactions and the amounts associated with them is provided below.
Jointly-Owned Plants and Shared Services
Employees of Evergy Kansas Central and Evergy Metro manage Evergy Missouri West's business and operate its facilities at cost, including Evergy Missouri West's 18% ownership interest in Evergy Metro's Iatan Nos. 1 and 2.  Employees of Evergy Kansas Central manage Jeffrey Energy Center (JEC) and operate its facilities at cost, including Evergy Missouri West's 8% ownership interest in JEC. Employees of Evergy Metro manage La Cygne Station and operate its facilities at cost, including Evergy Kansas Central's 50% interest in La Cygne Station. Employees of Evergy Metro and Evergy Kansas Central also provide one another with shared service support, including costs related to human resources, information technology, accounting and legal services.
The operating expenses and capital costs billed for jointly-owned plants and shared services are detailed in the following table.

	Three Months Ended September 30		Year to Date September 30
	2020	2019	2020	2019
	(millions)
Evergy Kansas Central billings to Evergy Missouri West	$13.1	$4.5	$27.4	$17.2
Evergy Metro billings to Evergy Missouri West	46.5	41.6	121.8	125.8
Evergy Kansas Central billings to Evergy Metro	5.4	9.7	24.9	26.0
Evergy Metro billings to Evergy Kansas Central	26.9	33.0	94.5	108.8
Money Pool
Evergy Metro and Evergy Missouri West are authorized to participate in the Evergy, Inc. money pool, which is an internal financing arrangement in which funds may be lent on a short-term basis to Evergy Metro and Evergy Missouri West from Evergy, Inc. and between Evergy Metro and Evergy Missouri West. At September 30, 2020, Evergy Metro had a $78.0 million outstanding receivable from Evergy Missouri West and no outstanding payables under the money pool. At December 31, 2019, Evergy Metro had no outstanding receivables or payables under the money pool.

Related Party Net Receivables and Payables
The following table summarizes Evergy Kansas Central's and Evergy Metro's related party net receivables and payables.

	September 30	December 31
	2020	2019
Evergy Kansas Central	(millions)
Net receivable from (payable to) Evergy	$(0.2)	$6.9
Net payable to Evergy Metro	(15.4)	(14.9)
Net receivable from Evergy Missouri West	4.5	3.1

Evergy Metro
Net receivable from (payable to) Evergy	$16.1	$(4.3)
Net receivable from Evergy Kansas Central	15.4	14.9
Net receivable from Evergy Missouri West	160.0	78.7
Tax Allocation Agreement
Evergy files a consolidated federal income tax return as well as unitary and combined income tax returns in several state jurisdictions with Kansas and Missouri being the most significant. Income taxes for consolidated or combined subsidiaries are allocated to the subsidiaries based on separate company computations of income or loss. As of September 30, 2020 and December 31, 2019, Evergy Kansas Central had income taxes receivable from Evergy of $29.3 million and $37.9 million, respectively. As of September 30, 2020 and December 31, 2019, Evergy Metro had income taxes payable to Evergy of $0.6 million and $14.1 million, respectively.
Leases
Evergy Metro leases certain transmission equipment from Evergy Kansas Central. This lease was entered into prior to the merger in an arms-length transaction and is accounted for as an operating lease. The right-of-use asset related to this lease is recorded within other long-term assets and the current and long-term lease liabilities are recorded within other current liabilities and other long-term liabilities, respectively, on the consolidated balance sheet. The assets and liabilities related to this lease between Evergy Kansas Central and Evergy Metro are eliminated at consolidated Evergy. As of September 30, 2020, Evergy Metro had a right-of-use asset of $29.1 million, a current lease liability of $0.7 million and a long-term lease liability of $28.4 million on its consolidated balance sheet related to this lease. As of December 31, 2019, Evergy Metro had a right-of-use asset of $29.5 million, a current lease liability of $0.6 million and a long-term lease liability of $28.9 million on its consolidated balance sheet related to this lease.

13. TAXES
Components of income tax expense are detailed in the following tables.

Evergy
	Three Months Ended September 30		Year to Date September 30
	2020	2019	2020	2019
Current income taxes	(millions)
Federal	$(16.4)	$(31.2)	$(35.0)	$(10.6)
State	(0.4)	(0.8)	(7.7)	(1.6)
Total	(16.8)	(32.0)	(42.7)	(12.2)
Deferred income taxes
Federal	46.6	75.5	83.4	78.0
State	21.5	23.0	57.7	36.5
Total	68.1	98.5	141.1	114.5
Investment tax credit amortization	(1.3)	(1.0)	(4.6)	(3.1)
Income tax expense	$50.0	$65.5	$93.8	$99.2

Evergy Kansas Central
	Three Months Ended September 30		Year to Date September 30
	2020	2019	2020	2019
Current income taxes	(millions)
Federal	$(4.6)	$11.2	$7.5	$39.1
State	(6.4)	(1.2)	(13.3)	(2.4)
Total	(11.0)	10.0	(5.8)	36.7
Deferred income taxes
Federal	17.9	4.6	(10.7)	(9.3)
State	16.6	12.0	169.4	21.1
Total	34.5	16.6	158.7	11.8
Investment tax credit amortization	(1.0)	(0.8)	(3.7)	(2.3)
Income tax expense	$22.5	$25.8	$149.2	$46.2

Evergy Metro
	Three Months Ended September 30		Year to Date September 30
	2020	2019	2020	2019
Current income taxes	(millions)
Federal	$(8.9)	$(2.2)	$(8.4)	$32.1
State	9.5	3.9	10.5	9.3
Total	0.6	1.7	2.1	41.4
Deferred income taxes
Federal	22.2	26.3	38.9	1.4
State	2.6	4.5	(35.1)	1.9
Total	24.8	30.8	3.8	3.3
Investment tax credit amortization	(0.3)	(0.3)	(0.8)	(0.8)
Income tax expense	$25.1	$32.2	$5.1	$43.9

Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Evergy
	Three Months Ended September 30		Year to Date September 30
	2020	2019	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Effect of:
COLI policies	(1.6)	(1.6)	(1.6)	(1.7)
State income taxes	3.5	4.0	3.4	3.9
Flow through depreciation for plant-related differences	(4.9)	(3.1)	(4.8)	(3.2)
Federal tax credits	(4.6)	(3.9)	(4.6)	(3.9)
Non-controlling interest	(0.3)	(0.4)	(0.3)	(0.4)
AFUDC equity	(0.2)	—	(0.3)	—
Amortization of federal investment tax credits	(0.7)	(0.5)	(0.7)	(0.5)
Changes in uncertain tax positions, net	—	(0.4)	—	(0.3)
State tax rate change	—	—	2.0	—
Valuation allowance	(0.4)	—	(0.2)	(1.1)
Stock compensation	—	0.3	(0.1)	0.2
Officer compensation limitation	0.2	0.1	0.2	0.1
Other	—	(0.5)	—	(0.3)
Effective income tax rate	12.0%	15.0%	14.0%	13.8%

Evergy Kansas Central
	Three Months Ended September 30		Year to Date September 30
	2020	2019	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Effect of:
COLI policies	(2.9)	(2.8)	(2.9)	(3.0)
State income taxes	2.3	4.4	2.9	4.2
Flow through depreciation for plant-related differences	(0.4)	0.8	(0.2)	0.5
Federal tax credits	(6.8)	(6.2)	(6.8)	(6.1)
Non-controlling interest	(0.7)	(0.8)	(0.6)	(0.8)
AFUDC equity	0.1	(0.1)	(0.4)	(0.1)
Amortization of federal investment tax credits	(1.1)	(0.7)	(1.0)	(0.7)
Changes in uncertain tax positions, net	—	(0.9)	—	(0.5)
State tax rate change	—	—	32.0	—
Valuation allowance	—	—	—	(0.5)
Stock compensation	—	—	(0.1)	(0.1)
Other	—	(1.4)	—	(0.7)
Effective income tax rate	11.5%	13.3%	43.9%	13.2%

Evergy Metro
	Three Months Ended September 30		Year to Date September 30
	2020	2019	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Effect of:
COLI policies	(0.2)	(0.1)	(0.2)	(0.1)
State income taxes	5.5	3.6	4.5	3.2
Flow through depreciation for plant-related differences	(9.1)	(6.1)	(9.1)	(6.1)
Federal tax credits	(2.4)	(1.3)	(2.4)	(1.4)
AFUDC equity	(0.5)	—	(0.3)	—
Amortization of federal investment tax credits	(0.4)	(0.3)	(0.4)	(0.3)
State tax rate change	—	—	(11.4)	—
Stock compensation	—	—	(0.4)	—
Officer compensation limitation	0.5	0.3	0.5	0.3
Other	0.1	0.4	—	(0.4)
Effective income tax rate	14.5%	17.5%	1.8%	16.2%
Tax Reform
In May 2020, the state of Kansas exempted certain public utilities, including Evergy Kansas Central and Evergy Metro, from Kansas corporate income tax beginning in 2021 and authorized the KCC to approve changes in rates related to increases or decreases in federal or state income tax rates.
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
Evergy Kansas Central and Evergy Metro currently recover the cost of Kansas corporate income taxes in rates from their customers at the statutory rate of 7% that will be effective until 2021, when the income tax exemption established by the state of Kansas takes effect. In accordance with the provisions of the income tax exemption, Evergy Metro and Evergy Kansas Central filed a joint application with the KCC in July 2020 to reduce their retail rates to reflect their exemption from Kansas corporate income taxes. In the joint application, Evergy Metro requested to implement its rate reduction in one phase, effective January 1, 2021, and Evergy Kansas Central requested to implement its rate reduction in three phases, effective January 1 in each of 2021, 2022 and 2023. A decision on the joint application from the KCC is expected in the fourth quarter of 2020.
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
•Evergy Kansas Central is an integrated, regulated electric utility that provides electricity to customers in the state of Kansas. Evergy Kansas Central has one active wholly-owned subsidiary with significant operations, Evergy Kansas South.
•Evergy Metro is an integrated, regulated electric utility that provides electricity to customers in the states of Missouri and Kansas.
•Evergy Missouri West is an integrated, regulated electric utility that provides electricity to customers in the state of Missouri.
•Evergy Transmission Company owns 13.5% of Transource with the remaining 86.5% owned by AEP Transmission Holding Company, LLC, a subsidiary of AEP. Transource is focused on the development of competitive electric transmission projects. Evergy Transmission Company accounts for its investment in Transource under the equity method.
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

Strategy
Evergy expects to continue operating its integrated utilities within the currently existing regulatory frameworks. In March 2020, the Evergy Board announced the creation of a Strategic Review & Operations Committee, whose mandate was to explore ways to enhance long-term shareholder value (taking into account applicable legal and regulatory requirements and any other relevant considerations), including through a potential strategic combination or an enhanced long-term standalone operating plan and strategy. The committee completed its review and unanimously recommended to the Evergy Board that Evergy pursue an enhanced long-term standalone operating plan and strategy and the Evergy Board subsequently unanimously concurred with the recommendation. This "Sustainability Transformation Plan" is a five-year plan to optimize and enhance value creation for shareholders, customers, communities and employees. Significant elements of the plan include:
•targeting a reduction of approximately $330 million of operating and maintenance expense by 2024 from 2018 adjusted operating and maintenance expense (non-GAAP) (see "Non-GAAP Measures" within this Executive Summary for a reconciliation of this non-GAAP measure to the most comparable GAAP measure);
•targeting a reduction of approximately $145 million of fuel and purchased power expense between 2019 and 2024; and
•approximately $8.9 billion of expected base capital investments through 2024, or $1.4 billion more than Evergy's prior plan. Of this amount, Evergy expects approximately $2.8 billion to qualify for plant-in-service accounting in Missouri, and approximately $1.8 billion to be focused on FERC-jurisdictional improvements. See "Liquidity and Capital Resources; Capital Expenditures", for further information regarding Evergy's projected capital expenditures through 2024.
The plan also enhances Evergy's efforts to mitigate future strategic risk through responsible, accelerated decarbonization. Evergy has already reduced carbon dioxide emissions by 45% from 2005 levels and, earlier in 2020 Evergy announced a goal to achieve an 80% reduction from 2005 levels by 2050. The Sustainability Transformation Plan has the potential to reduce carbon dioxide emissions 85% by 2030 compared to 2005 levels. The new plan expedites carbon dioxide emission reductions by pursuing constructive regulatory recovery mechanisms that would be necessary to economically retire aging, coal-fired generation and expanding Evergy's wind and solar footprint. The pace of decarbonization will ultimately be defined in continued collaboration with stakeholders, including in the remainder of 2020 as part of Evergy's triennial integrated resource plan.
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

During 2020, Evergy has experienced an overall reduction in demand and the shifting of usage away from customers with relatively higher load requirements, such as industrial and commercial customers, towards customers with relatively lower load requirements, such as residential customers. Year to date September 30, 2020, approximately 40% of Evergy's total revenues came from residential customers and approximately 45% came from commercial and industrial customers, compared with approximately 37% from residential customers and 47% from commercial and industrial customers in 2019. The KCC and MPSC have established different prices for the Evergy Companies' residential, commercial and industrial customers and a similar change in demand across each customer class will have a different impact on earnings. Management estimates that a 1% change in demand for residential, commercial and industrial customers will impact Evergy's 2020 earnings by approximately $10 million, $8 million and $2 million, respectively. As a result, the impacts to Evergy's earnings from a reduction in demand from industrial and commercial customers have been partially offset by an increase in demand from residential customers.
The Evergy Companies have also temporarily implemented policies, and in the future may implement additional policies, that are intended to ease the financial burden of the pandemic on customers. These policies, such as temporarily extending payment options and offering incentives for customer payments on overdue balances as well as the elimination of late payment fees and disconnections for non-payment through July 15, 2020, could lead to lower levels of operating cash flows compared to historical levels for the Evergy Companies. In addition, these policies, along with lower electric sales as a result of the overall reduction in demand discussed above, could also lead to the additional repayment of portions of the Evergy Companies' borrowings under receivable sale facilities.
Finally, the Evergy Companies have incurred, and will continue to incur, expenses related to monitoring the COVID-19 pandemic and modifying operations in response to the pandemic that are recorded in operating and maintenance expense.
In May 2020, Evergy Kansas Central, Evergy Metro and Evergy Missouri West filed joint requests for AAOs with the KCC and MPSC, as applicable, that would allow for the extraordinary costs and lost revenues incurred by the companies, net of any COVID-19-related savings, as a result of the COVID-19 pandemic to be considered for future recovery from customers as part of their next rate cases.  The KCC approved the AAO request in July 2020.

In October 2020, Evergy Metro and Evergy Missouri West entered into a non-unanimous stipulation and agreement with the MPSC staff and other intervenors that would allow Evergy Metro and Evergy Missouri West to defer to a regulatory asset certain net incremental costs incurred associated with the COVID-19 pandemic for consideration in their next rate cases. A decision by the MPSC regarding the non-unanimous stipulation and agreement is expected in January 2021.
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
See "Cautionary Statements Regarding Certain Forward-Looking Information" and Part II, Item 1A, Risk Factors, for additional information.
Regulatory Proceedings
See Note 4 to the consolidated financial statements for information regarding regulatory proceedings.

Earnings Overview
The following table summarizes Evergy's net income and diluted EPS.

	Three Months Ended September 30			Year to Date September 30
	2020	Change	2019	2020	Change	2019
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$364.5	$(2.3)	$366.8	$567.3	$(38.7)	$606.0
Earnings per common share, diluted	1.60	0.04	1.56	2.49	—	2.49
Net income attributable to Evergy, Inc. decreased for the three months ended September 30, 2020, compared to the same period in 2019, primarily due to lower retail sales driven by unfavorable weather that were partially offset by an increase in weather-normalized residential demand; partially offset by lower operating and maintenance expenses in 2020; and lower income tax expense primarily due to lower pre-tax income and lower deferred income tax expense on temporary differences due to the change in the Kansas corporate income tax rate.
Diluted EPS increased for the three months ended September 30, 2020, compared to the same period in 2019, primarily due to a lower number of diluted weighted average common shares outstanding in 2020, which increased EPS by $0.05 for the three months ended September 30, 2020.
Net income attributable to Evergy, Inc. decreased year to date September 30, 2020, compared to the same period in 2019, primarily due to lower retail sales driven by unfavorable weather and a decrease in weather-normalized commercial and industrial demand primarily due to temporary business closures as a result of COVID-19 that were partially offset by an increase in weather-normalized residential demand; higher depreciation expense; and higher interest expense; partially offset by lower operating and maintenance expenses in 2020 and lower income tax expense primarily due to lower pre-tax income partially offset by impacts from the Kansas corporate income tax rate change.
Diluted EPS was impacted year to date September 30, 2020, compared to the same period in 2019, by a lower number of diluted weighted average common shares outstanding in 2020, which increased EPS by $0.16 year to date September 30, 2020.
For additional information regarding the change in net income, refer to the Evergy Results of Operations section within this MD&A.
Adjusted Earnings (non-GAAP) and Adjusted EPS (non-GAAP)
Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) for the three months ended and year to date September 30, 2020, were $393.3 million or $1.73 per share and $641.7 million or $2.82 per share, respectively. For the three months ended and year to date September 30, 2019, Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) were $369.8 million or $1.57 per share and $621.2 million or $2.55 per share, respectively. In addition to net income attributable to Evergy, Inc. and diluted EPS, Evergy's management uses adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) to evaluate earnings and EPS without the costs resulting from rebranding, voluntary severance, advisor expenses and the revaluation of deferred tax assets and liabilities from the Kansas corporate income tax rate change.
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

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
Three Months Ended September 30	2020		2019
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$364.5	$1.60	$366.8	$1.56
Non-GAAP reconciling items:
Rebranding costs, pre-tax(a)	—	—	3.6	0.01
Voluntary severance costs, pre-tax(b)	28.7	0.13	0.4	—
Advisor expenses, pre-tax(c)	9.7	0.04	—	—
Income tax benefit(d)	(9.6)	(0.04)	(1.0)	—
Adjusted earnings (non-GAAP)	$393.3	$1.73	$369.8	$1.57

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
Year to Date September 30	2020		2019
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$567.3	$2.49	$606.0	$2.49
Non-GAAP reconciling items:
Rebranding costs, pre-tax(a)	—	—	4.7	0.02
Voluntary severance costs, pre-tax(b)	55.3	0.24	15.1	0.06
Advisor expenses, pre-tax(c)	26.1	0.12	—	—
Income tax benefit(d)	(20.8)	(0.09)	(4.6)	(0.02)
Kansas corporate income tax change(e)	13.8	0.06	—	—
Adjusted earnings (non-GAAP)	$641.7	$2.82	$621.2	$2.55
(a)Reflects external costs incurred to rebrand the legacy Westar Energy and KCP&L utility brands to Evergy and are included in operating and maintenance expense on the consolidated statements of comprehensive income.
(b)Reflects severance costs incurred associated with certain voluntary severance programs at the Evergy Companies and are included in operating and maintenance expense on the consolidated statements of comprehensive income.
(c)Reflects advisor expenses incurred associated with strategic planning and are included in operating and maintenance expense on the consolidated statements of comprehensive income.
(d)Reflects an income tax effect calculated at a statutory rate of approximately 26%, with the exception of certain non-deductible items.
(e)Reflects the revaluation of Evergy Kansas Central's, Evergy Metro's and Evergy Missouri West's deferred income tax assets and liabilities from the Kansas corporate income tax rate change and are included in income tax expense on the consolidated statements of comprehensive income.

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
(a)Reflects pro forma adjustments made in accordance with Article 11 of Regulation S-X and ASC 805 - Business Combinations. See Note 2 to the consolidated financial statements in the Evergy Companies' combined 2018 annual report on Form 10-K for further information regarding these adjustments.
(b)Reflects severance costs incurred associated with certain voluntary severance programs at the Evergy Companies and are included in operating and maintenance expense on the 2018 consolidated statements of comprehensive income in the Evergy Companies' combined 2018 annual report on Form 10-K.
(c)Reflects the portion of the $47.8 million deferral of merger transition costs to a regulatory asset in June 2018 that related to costs incurred prior to 2018. The remaining merger transition costs included within the $47.8 million deferral were both incurred and deferred in 2018 and did not impact earnings. This item is included in operating and maintenance expense on the 2018 consolidated statements of comprehensive income in the Evergy Companies' combined 2018 annual report on Form 10-K.
(d)Reflects obsolete inventory write-offs for Evergy Kansas Central's Unit 7 at Tecumseh Energy Center, Units 3 and 4 at Murray Gill Energy Center, Units 1 and 2 at Gordon Evans Energy Center, Evergy Metro's Montrose Station and Evergy Missouri West's Sibley Station and are included in operating and maintenance expense on the 2018 consolidated statements of comprehensive income in the Evergy Companies' combined 2018 annual report on Form 10-K.
ENVIRONMENTAL MATTERS
See Note 11 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 12 to the consolidated financial statements for information regarding related party transactions.

EVERGY RESULTS OF OPERATIONS
The following table summarizes Evergy's comparative results of operations.

	Three Months Ended September 30			Year to Date September 30
	2020	Change	2019	2020	Change	2019
	(millions)
Operating revenues	$1,517.6	$(60.0)	$1,577.6	$3,819.0	$(197.2)	$4,016.2
Fuel and purchased power	316.2	(41.1)	357.3	832.5	(146.4)	978.9
SPP network transmission costs	66.1	3.7	62.4	197.8	9.1	188.7
Operating and maintenance	304.6	(7.0)	311.6	865.5	(41.6)	907.1
Depreciation and amortization	218.0	1.9	216.1	658.1	13.0	645.1
Taxes other than income tax	91.0	(0.5)	91.5	274.2	(2.2)	276.4
Income from operations	521.7	(17.0)	538.7	990.9	(29.1)	1,020.0
Other expense, net	(11.3)	3.8	(15.1)	(36.7)	(4.2)	(32.5)
Interest expense	94.8	4.0	90.8	290.5	13.2	277.3
Income tax expense	50.0	(15.5)	65.5	93.8	(5.4)	99.2
Equity in earnings of equity method investees, net of income taxes	1.9	(1.7)	3.6	6.1	(1.8)	7.9
Net income	367.5	(3.4)	370.9	576.0	(42.9)	618.9
Less: Net income attributable to noncontrolling interests	3.0	(1.1)	4.1	8.7	(4.2)	12.9
Net income attributable to Evergy, Inc.	$364.5	$(2.3)	$366.8	$567.3	$(38.7)	$606.0

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

	Revenues and Expenses			MWhs Sold
Three Months Ended September 30	2020	Change	2019	2020	Change	2019
Retail revenues	(millions)			(thousands)
Residential	$636.4	$(16.6)	$653.0	4,813	(124)	4,937
Commercial	499.5	(39.6)	539.1	4,914	(337)	5,251
Industrial	166.8	(8.5)	175.3	2,273	(99)	2,372
Other retail revenues	9.5	(6.5)	16.0	34	—	34
Total electric retail	1,312.2	(71.2)	1,383.4	12,034	(560)	12,594
Wholesale revenues	85.0	(11.3)	96.3	3,507	(177)	3,684
Transmission revenues	80.7	0.3	80.4	N/A	N/A	N/A
Other revenues	39.7	22.2	17.5	N/A	N/A	N/A
Operating revenues	1,517.6	(60.0)	1,577.6	15,541	(737)	16,278
Fuel and purchased power	(316.2)	41.1	(357.3)
SPP network transmission costs	(66.1)	(3.7)	(62.4)
Utility gross margin (a)	1,135.3	(22.6)	1,157.9
Operating and maintenance	(304.6)	7.0	(311.6)
Depreciation and amortization	(218.0)	(1.9)	(216.1)
Taxes other than income tax	(91.0)	0.5	(91.5)
Income from operations	$521.7	$(17.0)	$538.7

	Revenues and Expenses			MWhs Sold
Year to Date September 30	2020	Change	2019	2020	Change	2019
Retail revenues	(millions)			(thousands)
Residential	$1,515.6	$(20.7)	$1,536.3	12,114	(49)	12,163
Commercial	1,272.9	(118.3)	1,391.2	12,974	(1,035)	14,009
Industrial	446.7	(32.2)	478.9	6,171	(357)	6,528
Other retail revenues	29.2	(6.1)	35.3	99	(6)	105
Total electric retail	3,264.4	(177.3)	3,441.7	31,358	(1,447)	32,805
Wholesale revenues	195.8	(55.9)	251.7	10,242	(630)	10,872
Transmission revenues	238.5	5.0	233.5	N/A	N/A	N/A
Other revenues	120.3	31.0	89.3	N/A	N/A	N/A
Operating revenues	3,819.0	(197.2)	4,016.2	41,600	(2,077)	43,677
Fuel and purchased power	(832.5)	146.4	(978.9)
SPP network transmission costs	(197.8)	(9.1)	(188.7)
Utility gross margin (a)	2,788.7	(59.9)	2,848.6
Operating and maintenance	(865.5)	41.6	(907.1)
Depreciation and amortization	(658.1)	(13.0)	(645.1)
Taxes other than income tax	(274.2)	2.2	(276.4)
Income from operations	$990.9	$(29.1)	$1,020.0
(a) Utility gross margin is a non-GAAP financial measure. See explanation of utility gross margin above.
Evergy's utility gross margin decreased $22.6 million for the three months ended September 30, 2020, compared to the same period in 2019, driven by:
•a $33.3 million decrease primarily due to lower retail sales driven by unfavorable weather (cooling degree days decreased 17%), partially offset by an increase in weather-normalized residential demand; partially offset by

•a $3.9 million increase in revenue recognized for the Missouri Energy Efficiency Investment Act (MEEIA) earnings opportunity in 2020 related to the achievement of certain customer energy savings levels in the second cycle of Evergy Metro's and Evergy Missouri West's MEEIA programs;
•a $3.8 million decrease in the amount of revenue deferred in the third quarter of 2020 related to the granting of an AAO by the MPSC in October 2019 requiring Evergy Missouri West to record a regulatory liability for the estimated amount of revenues it has collected from customers for certain costs related to Sibley Station since its retirement in November 2018 as the amount of revenues deferred in the third quarter of 2019 included revenues collected for costs related to Sibley Station since its retirement from November 2018 to September 2019; and
•a $3.0 million increase in Evergy Metro's and Evergy Missouri West's MEEIA throughput disincentive in 2020 primarily driven by the cumulative amount of customer energy savings achieved in the second and third cycles of Evergy Metro's and Evergy Missouri West's MEEIA programs.
Evergy's utility gross margin decreased $59.9 million year to date September 30, 2020, compared to the same period in 2019, driven by:
•a $64.9 million decrease primarily due to lower retail sales driven by unfavorable weather (cooling degree days decreased 7% and heating degree days decreased 11%) and a decrease in weather-normalized commercial and industrial demand primarily due to temporary business closures resulting from government restrictions to slow the spread of COVID-19, partially offset by an increase in weather-normalized residential demand;
•a $2.3 million decrease related to Evergy Kansas Central's and Evergy Metro's TDC riders in 2020; and
•a $5.7 million decrease in revenue recognized for the MEEIA earnings opportunity in 2020 related to the achievement of certain customer energy savings levels in the second cycle of Evergy Metro's and Evergy Missouri West's MEEIA programs; partially offset by
•a $7.0 million increase for recovery of programs costs for energy efficiency programs under MEEIA in 2020, which have a direct offset in operating and maintenance expense; and
•a $6.0 million increase in Evergy Metro's and Evergy Missouri West's MEEIA throughput disincentive in 2020 primarily driven by the cumulative amount of customer energy savings achieved in the second and third cycles of Evergy Metro's and Evergy Missouri West's MEEIA programs.
Operating and Maintenance
Evergy's operating and maintenance expense decreased $7.0 million for the three months ended September 30, 2020, compared to the same period in 2019, primarily driven by:
•a $19.7 million decrease in various administrative and general operating and maintenance expenses primarily driven by a $7.9 million decrease in credit loss expense primarily due to lower levels of customer disconnections in 2020 at Evergy Metro and a $7.8 million decrease in labor and employee benefits expense that included lower employee headcount in 2020;
•a $10.2 million decrease in plant operating and maintenance expense at fossil-fuel generating units primarily due to an $8.4 million write-off of a regulatory asset for costs incurred during the JEC lease extension in the third quarter of 2019 and lower employee headcount in 2020;
•an $8.1 million decrease in transmission and distribution operating and maintenance expense primarily due to lower labor expense in 2020 and a $2.6 million decrease primarily due to the timing of vegetation management projects at Evergy Kansas Central and Evergy Metro in 2020; and
•$4.7 million of external costs incurred to rebrand the legacy Westar and KCP&L utility brands to Evergy in the third quarter of 2019; partially offset by
•a $28.0 million increase in voluntary severance expenses at Evergy Kansas Central, Evergy Metro and Evergy Missouri West primarily related to Evergy voluntary exit programs in 2020; and

•$9.7 million of advisor expenses incurred in the third quarter of 2020 by Evergy associated with strategic planning.
Evergy's operating and maintenance expense decreased $41.6 million year to date September 30, 2020, compared to the same period in 2019, primarily driven by:
•a $38.2 million decrease in plant operating and maintenance expense at fossil-fuel generating units primarily due to:
◦a $23.4 million decrease at Evergy Kansas Central primarily driven by an $11.2 million decrease from maintenance outages at JEC Unit 2 and La Cygne Unit 2 in the first half of 2019, an $8.4 million write-off of a regulatory asset for costs incurred during the JEC lease extension in the third quarter of 2019 and lower employee headcount in 2020; and
◦a $10.8 million decrease at Evergy Metro primarily driven by a $10.6 million decrease from outages at Hawthorn Station, Iatan Station and La Cygne Unit 2 and lower employee headcount in 2020;
•a $33.9 million decrease in transmission and distribution operating and maintenance expense primarily due to $13.1 million of costs at Evergy Metro and Evergy Missouri West incurred from storms that occurred in January 2019, a $2.7 million decrease due to the timing of vegetation management projects at Evergy Kansas Central and Evergy Metro in 2020 and lower labor expense in 2020;
•a $28.9 million decrease in various administrative and general operating and maintenance expenses primarily driven by:
◦a $12.0 million decrease in labor and employee benefits expense that included lower employee headcount in 2020;
◦a $6.9 million decrease in credit loss expense primarily due to lower levels of customer disconnections in 2020 at Evergy Metro; and
◦a $3.7 million decrease in property insurance expense due to a higher annual refund of nuclear insurance premiums received by Evergy Kansas Central and Evergy Metro in 2020 related to their ownership interest in Wolf Creek; and
•$4.7 million of external costs incurred to rebrand the legacy Westar and KCP&L utility brands to Evergy in 2019; partially offset by
•a $39.4 million increase in voluntary severance expenses due to a $32.6 million increase at Evergy Kansas Central, Evergy Metro and Evergy Missouri West related to Evergy voluntary exit programs in 2020 and $6.8 million of voluntary severance expenses incurred in 2020 by Evergy Kansas Central and Evergy Metro related to Wolf Creek voluntary exit programs;
•$26.1 million of advisor expenses incurred in 2020 by Evergy associated with strategic planning; and
•a $7.0 million increase in program costs for energy efficiency programs under MEEIA in 2020, which have a direct offset in revenue.
Depreciation and Amortization
Evergy's depreciation and amortization increased $1.9 million for the three months ended September 30, 2020, compared to the same period in 2019, primarily driven by capital additions at Evergy Kansas Central.
Evergy's depreciation and amortization increased $13.0 million year to date September 30, 2020, compared to the same period in 2019, primarily driven by capital additions at Evergy Kansas Central and Evergy Metro.
Other Expense, Net
Evergy's other expense, net decreased $3.8 million for the three months ended September 30, 2020, compared to the same period in 2019, primarily driven by a $4.8 million decrease due to higher Evergy Kansas Central and Evergy Metro equity AFUDC in 2020 primarily due to lower short-term borrowings; partially offset by a $1.5 million increase due to recording lower Evergy Kansas Central COLI benefits in the third quarter of 2020.

Evergy's other expense, net increased $4.2 million year to date September 30, 2020, compared to the same period in 2019, primarily driven by:
•a $7.0 million increase due to recording lower Evergy Kansas Central COLI benefits in 2020;
•a $3.6 million increase due to lower investment earnings primarily due to a loss from equity investments in 2020; and
•a $2.8 million increase due to higher Evergy Metro pension non-service costs in 2020; partially offset by
•a $9.0 million decrease due to higher Evergy Kansas Central and Evergy Metro equity AFUDC in 2020.
Interest Expense
Evergy's interest expense increased $4.0 million for the three months ended September 30, 2020, compared to the same period in 2019, primarily driven by:
•a $10.4 million increase due to the issuance of Evergy's $1.6 billion of senior notes in September 2019;
•a $4.3 million increase due to the issuance of Evergy Kansas Central's $500.0 million of 3.45% FMBs in April 2020; and
•a $3.1 million increase due to the issuance of Evergy Metro's $400.0 million of 2.25% Mortgage Bonds in May 2020; partially offset by
•a $13.0 million decrease primarily due to Evergy's borrowings under its $1.0 billion term loan credit agreement in 2019 and lower commercial paper balances and weighted-average interest rates on short-term borrowings at Evergy Kansas Central and Evergy Metro in 2020.
Evergy's interest expense increased $13.2 million year to date September 30, 2020, compared to the same period in 2019, primarily driven by:
•a $35.3 million increase due to the issuance of Evergy's $1.6 billion of senior notes in September 2019;
•an $8.2 million increase due to the issuance of Evergy Kansas Central's $500.0 million of 3.45% FMBs in April 2020;
•a $6.1 million increase due to the issuance of Evergy Kansas Central's $300.0 million of 3.25% FMBs in August 2019; and
•a $3.1 million increase due to the issuance of Evergy Metro's $400.0 million of 2.25% Mortgage Bonds in May 2020; partially offset by
•a $26.5 million decrease primarily due to Evergy's borrowings under its $1.0 billion term loan credit agreement in 2019 and lower commercial paper balances and weighted-average interest rates on short-term borrowings at Evergy Kansas Central and Evergy Metro in 2020;
•a $9.2 million decrease due to the repayment of Evergy Kansas South's $300.0 million of 6.70% FMBs at maturity in June 2019; and
•a $4.6 million net decrease due to the repayment of Evergy Metro's $400.0 million of 7.15% Mortgage Bonds at maturity in April 2019, which decreased interest expense by $8.5 million, partially offset by a $3.9 million increase due to Evergy Metro's issuance of $400.0 million of 4.125% Mortgage Bonds in March 2019.
Income Tax Expense
Evergy's income tax expense decreased $15.5 million for the three months ended September 30, 2020, compared to the same period in 2019, primarily driven by a $5.0 million decrease due to lower Evergy Kansas Central, Evergy Metro and Evergy Missouri West pre-tax income in 2020, a $3.7 million decrease due to lower deferred income tax expense on temporary differences due to the decrease in the Kansas corporate income tax rate in 2021, a $3.3 million decrease due to flow-through items primarily driven by higher amortization of excess deferred income taxes and a $2.6 million decrease due to higher wind and other income tax credits in 2020.

Evergy's income tax expense decreased $5.4 million year to date September 30, 2020, compared to the same period in 2019, primarily driven by a $12.7 million decrease due to lower Evergy Kansas Central, Evergy Metro and Evergy Missouri West pre-tax income in 2020, a $5.4 million decrease due to lower deferred income tax expense on temporary differences due to the decrease in the Kansas corporate income tax rate in 2021, a $3.8 million decrease due to flow-through items primarily driven by higher amortization of excess deferred income taxes and a $3.3 million decrease due to higher wind and other income tax credits in 2020; partially offset by a $13.8 million net increase due to the revaluation of deferred income tax assets and liabilities in the second quarter of 2020 due to the change in the Kansas corporate income tax rate and a $7.9 million valuation allowance reversal in 2019 primarily related to alternative minimum tax (AMT) credits and the expiration of certain state net operating loss (NOL) carryforwards.
See Note 13 to the consolidated financial statements for more information regarding the change in the Kansas corporate income tax rate.
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
As of September 30, 2020, Evergy had $361.6 million of cash and cash equivalents on hand and $2.3 billion of available borrowing capacity under its master credit facility. Evergy believes that its existing cash on hand and available borrowing capacity under its master credit facility provide sufficient liquidity for its existing capital requirements.
Short-Term Borrowings
As of September 30, 2020, Evergy had $2.3 billion of available borrowing capacity under its master credit facility. The available borrowing capacity under the master credit facility consisted of $249.3 million for Evergy, Inc., $981.4 million for Evergy Kansas Central, $600.0 million for Evergy Metro and $448.0 million for Evergy Missouri West. Evergy Kansas Central's, Evergy Metro's and Evergy Missouri West's borrowing capacity under the master credit facility also supports their issuance of commercial paper. See Note 8 to the consolidated financial statements for more information regarding the master credit facility. Along with cash flows from operations and receivable sales facilities, Evergy generally uses borrowings under its master credit facility and the issuance of commercial paper to meet its day-to-day cash flow requirements.
Significant Debt Issuances
See Note 9 to the consolidated financial statements for information regarding significant debt issuances.
Regulatory Authorizations
The following table summarizes the regulatory short-term debt financing authorizations for Evergy Kansas Central, Evergy Kansas South, Evergy Metro and Evergy Missouri West and the remaining amount available under these authorizations as of September 30, 2020.

Type of Authorization	Commission	Expiration Date	Authorization Amount	Available Under Authorization
Evergy Kansas Central & Evergy Kansas South			(in millions)
Short-Term Debt	FERC	December 2020	$1,250.0	$1,250.0
Evergy Metro
Short-Term Debt	FERC	December 2020	$1,250.0	$1,250.0
Evergy Missouri West
Short-Term Debt	FERC	December 2020	$750.0	$672.0

In October 2020, Evergy Kansas Central, Evergy Kansas South, Evergy Metro and Evergy Missouri West filed requests with FERC to have outstanding at any one time up to $1,250.0 million (combined for both Evergy Kansas Central and Evergy Kansas South), $1,250.0 million and $750.0 million in short-term debt instruments, respectively, through December 2022. FERC is expected to issue an order regarding this request by November 30, 2020.
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
Pensions
Year to date September 30, 2020, Evergy made pension contributions of $54.3 million. Evergy expects to make additional pension contributions of $78.4 million in 2020 to satisfy ERISA funding requirements and KCC and MPSC rate orders, which is expected to be paid by Evergy Metro. Also in 2020, Evergy expects to make additional contributions of $3.1 million to the post-retirement benefit plans.
Debt Covenants
As of September 30, 2020, Evergy was in compliance with all debt covenants under the master credit facility and certain debt instruments that contain restrictions that require the maintenance of certain capitalization and leverage ratios. See Note 8 to the consolidated financial statements for more information.
Off-Balance Sheet Arrangement
Evergy's off-balance sheet arrangements were reported in the Evergy Companies' combined 2019 Form 10-K. As of September 30, 2020, there have been no material changes with regards to these off-balance sheet arrangements.
Cash Flows
The following table presents Evergy's cash flows from operating, investing and financing activities.

Year to Date September 30	2020	2019
	(millions)
Cash Flows from Operating Activities	$1,421.7	$1,447.3
Cash Flows used in Investing Activities	(1,029.9)	(772.1)
Cash Flows used in Financing Activities	(53.4)	(785.4)

Cash Flows from Operating Activities
Evergy's cash flows from operating activities decreased $25.6 million year to date September 30, 2020, compared to the same period in 2019, primarily driven by:
•a $102.0 million decrease in cash receipts for retail electric sales in 2020 primarily driven by lower sales as a result of unfavorable weather and a decrease in weather-normalized commercial and industrial demand primarily due to temporary business closures resulting from government restrictions to slow the spread of COVID-19;
•a $27.0 million increase in interest payments in 2020 primarily due to payments made in March and September of 2020 on Evergy's $1.6 billion of senior notes issued in September 2019; and
•$19.9 million in cash payments to advisors associated with strategic planning; partially offset by
•a $64.3 million one-time refund made to certain Evergy Metro and Evergy Missouri West customers in 2019 reflecting customer benefits associated with the Tax Cuts and Jobs Act; and
•a $60.7 million increase in cash receipts for net tax refunds in 2020 primarily driven by a $57.2 million increase in refunds related to federal AMT credits.
Cash Flows used in Investing Activities
Evergy's cash flows used in investing activities increased $257.8 million year to date September 30, 2020, compared to the same period in 2019, primarily driven by:
•a $209.0 million increase in additions to property, plant and equipment due to increases at Evergy Kansas Central, Evergy Metro and Evergy Missouri West of $75.8 million, $71.9 million and $61.3 million, respectively, primarily due to increased spending for a variety of capital projects including transmission infrastructure additions, customer meters and a customer billing system; and
•a decrease of $38.5 million in proceeds from COLI investments, primarily from Evergy Kansas Central due to a higher number of policy settlements in 2019.
Cash Flows used in Financing Activities
Evergy's cash flows used in financing activities decreased $732.0 million year to date September 30, 2020, compared to the same period in 2019, primarily driven by:
•$1,628.7 million of common stock repurchased as a result of Evergy's share repurchase program in 2019;
•a $450.0 million decrease in retirements of long-term debt, net due to Evergy Metro's repayment of $400.0 million of 7.15%% Mortgage Bonds in April 2019 and Evergy Kansas South's repayment of its $300.0 million of 6.70% FMBs in June 2019; partially offset by Evergy Kansas Central's repayment of its $250.0 million of 5.10% FMBs in May 2020;
•a $69.8 million payment for the settlement of an interest rate swap accounted for as a cash flow hedge of Evergy's $800.0 million of 2.90% Senior Notes issued in September 2019; and
•a $24.9 million decrease in the repayment of borrowings against cash surrender value of corporate-owned life insurance primarily due to a higher number of policy settlements in 2019; partially offset by
•a $1,484.7 million decrease in proceeds from long-term debt, net primarily due to Evergy's issuance of $800.0 million of 2.45% Senior Notes and $800.0 million of 2.90% Senior Notes in September 2019.

EVERGY KANSAS CENTRAL, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Kansas Central is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Kansas Central's comparative results of operations.

Year to Date September 30	2020	Change	2019
	(millions)
Operating revenues	$1,864.5	$(66.8)	$1,931.3
Fuel and purchased power	329.9	(45.4)	375.3
SPP network transmission costs	197.8	9.1	188.7
Operating and maintenance	376.3	(20.1)	396.4
Depreciation and amortization	339.0	7.7	331.3
Taxes other than income tax	145.1	(0.2)	145.3
Income from operations	476.4	(17.9)	494.3
Other expense, net	(12.2)	1.7	(13.9)
Interest expense	127.7	(6.4)	134.1
Income tax expense	149.2	103.0	46.2
Equity in earnings of equity method investees, net of income taxes	3.4	(0.2)	3.6
Net income	190.7	(113.0)	303.7
Less: Net income attributable to noncontrolling interests	8.7	(4.2)	12.9
Net income attributable to Evergy Kansas Central, Inc.	$182.0	$(108.8)	$290.8
Evergy Kansas Central Utility Gross Margin and MWh Sales
The following table summarizes Evergy Kansas Central's utility gross margin and MWhs sold and provides a reconciliation of utility gross margin to income from operations.

	Revenues and Expenses			MWhs Sold
Year to Date September 30	2020	Change	2019	2020	Change	2019
Retail revenues	(millions)			(thousands)
Residential	$627.5	$(12.9)	$640.4	5,110	7	5,103
Commercial	511.0	(45.4)	556.4	5,266	(407)	5,673
Industrial	284.6	(23.9)	308.5	3,911	(375)	4,286
Other retail revenues	13.3	(2.5)	15.8	31	(4)	35
Total electric retail	1,436.4	(84.7)	1,521.1	14,318	(779)	15,097
Wholesale revenues	168.1	(14.4)	182.5	5,775	184	5,591
Transmission revenues	215.2	9.7	205.5	N/A	N/A	N/A
Other revenues	44.8	22.6	22.2	N/A	N/A	N/A
Operating revenues	1,864.5	(66.8)	1,931.3	20,093	(595)	20,688
Fuel and purchased power	(329.9)	45.4	(375.3)
SPP network transmission costs	(197.8)	(9.1)	(188.7)
Utility gross margin (a)	1,336.8	(30.5)	1,367.3
Operating and maintenance	(376.3)	20.1	(396.4)
Depreciation and amortization	(339.0)	(7.7)	(331.3)
Taxes other than income tax	(145.1)	0.2	(145.3)
Income from operations	$476.4	$(17.9)	$494.3
(a)Utility gross margin is a non-GAAP financial measure.  See explanation of utility gross margin under Evergy's Results of Operations.

Evergy Kansas Central's utility gross margin decreased $30.5 million year to date September 30, 2020, compared to the same period in 2019, driven by:
•a $24.8 million decrease primarily due to lower retail sales driven by unfavorable weather (cooling degree days decreased 6% and heating degree days decreased 10%) and a decrease in weather-normalized commercial and industrial demand primarily due to temporary business closures resulting from government restrictions to slow the spread of COVID-19, partially offset by an increase in weather-normalized residential demand; and
•a $5.7 million decrease related to Evergy Kansas Central's TDC rider in 2020.
Evergy Kansas Central Operating and Maintenance
Evergy Kansas Central's operating and maintenance expense decreased $20.1 million year to date September 30, 2020, compared to the same period in 2019, primarily driven by:
•a $23.4 million decrease in plant operating and maintenance expense at fossil-fuel generating units primarily due to an $11.2 million decrease from maintenance outages at JEC Unit 2 and La Cygne Unit 2 in the first half of 2019, an $8.4 million write-off of a regulatory asset for costs incurred during the JEC lease extension in the third quarter of 2019 and lower employee headcount in 2020;
•an $11.9 million decrease in various administrative and general operating and maintenance expenses primarily driven by an $11.6 million decrease in labor and employee benefits expense that included lower employee headcount in 2020 and a $1.9 million decrease in property insurance expense due to a higher annual refund of nuclear insurance premiums received by Evergy Kansas Central related to its indirect ownership interest in Wolf Creek; and
•a $9.1 million decrease in transmission and distribution operating and maintenance expense primarily due to lower labor expense in 2020; partially offset by
•an $18.9 million increase in voluntary severance expenses due to a $15.5 million increase related to Evergy voluntary exit programs in 2020 and $3.4 million of voluntary severance expenses incurred in 2020 related to Wolf Creek voluntary exit programs.
Evergy Kansas Central Depreciation and Amortization
Evergy Kansas Central's depreciation and amortization expense increased $7.7 million year to date September 30, 2020, compared to the same period in 2019, primarily driven by capital additions.
Evergy Kansas Central Interest Expense
Evergy Kansas Central's interest expense decreased $6.4 million year to date September 30, 2020, compared to the same period in 2019, primarily driven by:
•a $10.1 million decrease due to lower commercial paper balances and weighted-average interest rates on short-term borrowings in 2020; and
•a $9.2 million decrease due to the repayment of Evergy Kansas South's $300.0 million of 6.70% FMBs at maturity in June 2019; partially offset by
•an $8.2 million increase due to the issuance of Evergy Kansas Central's $500.0 million of 3.45% FMBs in April 2020; and
•a $6.1 million increase due to the issuance of Evergy Kansas Central's $300.0 million of 3.25% FMBs in August 2019.

Evergy Kansas Central Income Tax Expense
Evergy Kansas Central's income tax expense increased $103.0 million year to date September 30, 2020, compared to the same period in 2019, primarily driven by a $109.0 million net increase due to the revaluation of deferred income tax assets and liabilities in the second quarter of 2020 due to the change in the Kansas corporate income tax rate, partially offset by a $3.9 million decrease due to lower deferred income tax expense on temporary differences due to the decrease in the Kansas corporate income tax rate in 2021 and a $2.7 million decrease due to lower pre-tax income in 2020.
See Note 13 to the consolidated financial statements for more information regarding the change in the Kansas corporate income tax rate.
EVERGY METRO, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Metro is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Metro's comparative results of operations.

Year to Date September 30	2020	Change	2019
	(millions)
Operating revenues	$1,328.3	$(102.9)	$1,431.2
Fuel and purchased power	306.0	(74.4)	380.4
Operating and maintenance	305.7	(35.5)	341.2
Depreciation and amortization	243.6	4.6	239.0
Taxes other than income tax	92.4	(3.9)	96.3
Income from operations	380.6	6.3	374.3
Other expense, net	(13.8)	(2.3)	(11.5)
Interest expense	85.5	(6.1)	91.6
Income tax expense	5.1	(38.8)	43.9
Net income	$276.2	$48.9	$227.3

Evergy Metro Utility Gross Margin and MWh Sales
The following table summarizes Evergy Metro's utility gross margin and MWhs sold and provides a reconciliation of utility gross margin to income from operations.

	Revenues and Expenses			MWhs Sold
Year to Date September 30	2020	Change	2019	2020	Change	2019
Retail revenues	(millions)			(thousands)
Residential	$572.2	$(3.3)	$575.5	4,249	(12)	4,261
Commercial	558.1	(55.4)	613.5	5,360	(468)	5,828
Industrial	99.6	(7.1)	106.7	1,279	(24)	1,303
Other retail revenues	8.9	(3.4)	12.3	54	(3)	57
Total electric retail	1,238.8	(69.2)	1,308.0	10,942	(507)	11,449
Wholesale revenues	16.7	(38.0)	54.7	3,690	(995)	4,685
Transmission revenues	10.4	(3.6)	14.0	N/A	N/A	N/A
Other revenues	62.4	7.9	54.5	N/A	N/A	N/A
Operating revenues	1,328.3	(102.9)	1,431.2	14,632	(1,502)	16,134
Fuel and purchased power	(306.0)	74.4	(380.4)
Utility gross margin (a)	1,022.3	(28.5)	1,050.8
Operating and maintenance	(305.7)	35.5	(341.2)
Depreciation and amortization	(243.6)	(4.6)	(239.0)
Taxes other than income tax	(92.4)	3.9	(96.3)
Income from operations	$380.6	$6.3	$374.3
(a)Utility gross margin is a non-GAAP financial measure.  See explanation of utility gross margin under Evergy's Results of Operations.
Evergy Metro's utility gross margin decreased $28.5 million year to date September 30, 2020, compared to the same period in 2019, driven by:
•a $31.3 million decrease primarily due to lower retail sales driven by unfavorable weather (cooling degree days decreased 7% and heating degree days decreased 12%) and a decrease in weather-normalized commercial demand primarily due to temporary business closures resulting from government restrictions to slow the spread of COVID-19, partially offset by an increase in weather-normalized residential demand; and
•a $3.8 million decrease in revenue recognized for the MEEIA earnings opportunity in 2020 related to the achievement of certain customer energy savings levels in the second cycle of Evergy Metro's MEEIA program; partially offset by
•a $3.4 million increase in MEEIA throughput disincentive in 2020 primarily driven by the cumulative amount of customer energy savings achieved in the second and third cycles of Evergy Metro's MEEIA program; and
•a $3.2 million increase for recovery of programs costs for energy efficiency programs under MEEIA, which have a direct offset in operating and maintenance expense.
Evergy Metro Operating and Maintenance
Evergy Metro's operating and maintenance expense decreased $35.5 million year to date September 30, 2020, compared to the same period in 2019, primarily driven by:
•a $23.1 million decrease in transmission and distribution operating and maintenance expense primarily due to $11.7 million of costs incurred from storms that occurred in January 2019, a $3.1 million decrease due to the timing of vegetation management projects in 2020 and lower labor expense in 2020;
•an $11.0 million decrease in various administrative and general operating and maintenance expenses primarily due to a $6.2 million decrease in credit loss expense due to lower levels of customer disconnections in 2020 and a $1.8 million decrease in property insurance expense due to a higher annual refund of nuclear insurance premiums received by Evergy Metro related to its ownership interest in Wolf Creek in the first quarter of 2020; and
•a $10.8 million decrease in plant operating and maintenance expense at fossil-fuel generating units primarily driven by a $10.6 million decrease primarily due from outages at Hawthorn Station, Iatan Station and La Cygne Unit 2 and lower employee headcount in 2020; partially offset by
•a $15.3 million increase in voluntary severance expenses due to an $11.9 million increase related to Evergy voluntary exit programs in 2020 and $3.4 million of voluntary severance expenses incurred in 2020 related to Wolf Creek voluntary exit programs; and
•a $3.2 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue.
Evergy Metro Depreciation and Amortization
Evergy Metro's depreciation and amortization increased $4.6 million year to date September 30, 2020, compared to the same period in 2019, primarily driven by capital additions.
Evergy Metro Other Expense, Net
Evergy Metro's other expense, net increased $2.3 million year to date September 30, 2020, compared to the same period in 2019, primarily driven by:
•a $4.4 million increase in pension non-service costs in 2020; partially offset by
•a $3.2 million increase in equity AFUDC in 2020 primarily due to lower short-term borrowings.
Evergy Metro Interest Expense
Evergy Metro's interest expense decreased $6.1 million year to date September 30, 2020, compared to the same period in 2019, primarily driven by:
•a $4.6 million net decrease due to the repayment of Evergy Metro's $400.0 million of 7.15% Mortgage Bonds at maturity in April 2019, which decreased interest expense by $8.5 million, partially offset by a $3.9 million increase due to Evergy Metro's issuance of $400.0 million of 4.125% Mortgage Bonds in March 2019; and
•a $2.9 million decrease due to lower commercial paper balances and weighted-average interest rates on short-term borrowings in 2020; partially offset by
•a $3.1 million increase due to the issuance of Evergy Metro's $400.0 million of 2.25% Mortgage Bonds in May 2020.
Evergy Metro Income Tax Expense
Evergy Metro's income tax expense decreased $38.8 million year to date September 30, 2020, compared to the same period in 2019, primarily driven by a $32.2 million net decrease due to the revaluation of deferred income tax assets and liabilities in the second quarter of 2020 due to the change in the Kansas corporate income tax rate and a $6.2 million decrease due to flow-through items primarily driven by higher amortization of excess deferred income taxes; partially offset by a $2.6 million increase due to higher pre-tax income in 2020.
See Note 13 to the consolidated financial statements for more information regarding the change in the Kansas corporate income tax rate.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Kansas Central’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Metro’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Other Proceedings
The Evergy Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 4 and 11 to the consolidated financial statements.  Such information is incorporated herein by reference.
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
The Evergy Companies have also incurred, and will continue to incur, expenses related to monitoring the COVID-19 pandemic and modifying operations in response to the pandemic. In July 2020, the KCC authorized Evergy Kansas Central and Evergy Metro to record to a regulatory asset all net incremental costs incurred with respect to their Kansas operations associated with the COVID-19 pandemic for consideration in their next Kansas rate cases, which are expected to be completed no later than the end of 2023. Additionally, the KCC order states that the KCC will also consider granting the recovery of Evergy Kansas Central's and Evergy Metro's lost revenues associated with the COVID-19 pandemic as part of their next Kansas rate cases. In October 2020, Evergy Metro and Evergy Missouri West entered into a non-unanimous stipulation and agreement with the MPSC staff and other intervenors that would allow Evergy Metro and Evergy Missouri West to defer to a regulatory asset certain net incremental costs incurred associated with the COVID-19 pandemic for consideration in their next rate cases. A decision by the MPSC regarding the non-unanimous stipulation and agreement is expected in January 2021. Notwithstanding the foregoing, regulators might not allow for recovery of these amounts in a timely manner, or at all. In addition, Evergy Metro and Evergy Missouri West elected into plant-in service accounting (PISA) in Missouri effective as of January 1, 2019, which, by law, requires each company to keep base rates constant for three years following Evergy Metro's and Evergy Missouri West's last general rate case. These and other factors may result in under-recovery of costs or failure to earn the authorized return on investment, or both.
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
Evergy Kansas Central, Evergy Metro and Evergy Missouri West sell retail electric accounts receivable to independent outside investors as a source of liquidity. These arrangements include covenants that limit the extent to which accounts receivable can be delinquent or unpaid. A decrease in the amount of, or a delay in receiving, customer collections due to the COVID-19 pandemic or otherwise could, absent a waiver or amendment, result in a breach of these accounts receivable financing arrangements and require the borrowers to repay any outstanding loans. Further, in 2020, the Evergy Companies have experienced lower retail electric sales as a result of decreases in weather-normalized commercial and industrial demand. To the extent that the Evergy Companies continue to experience lower electric sales, they may not have sufficient eligible receivables to maximize their borrowing capacity under their receivables sales facilities or could be required to repay additional portions of their borrowings under the facilities.
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
The Evergy Companies also have a significant amount of NOLs, tax credits and other tax carryforwards that are recorded as deferred income tax assets on their balance sheets. These tax benefits have various expiration dates and other limitations on the extent to which the benefits can be realized. The Evergy Companies regularly assess their future ability to utilize tax benefits to determine whether a valuation allowance is necessary. A significant reduction in the Evergy Companies' taxable income due to the impacts of the COVID-19 pandemic or otherwise could require the Evergy Companies to record a valuation allowance against a portion of those tax assets, which in turn reduces earnings, and the Evergy Companies may in general not be able to utilize these tax benefits.
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

ITEM 6. EXHIBITS

Exhibit Number		Description of Document	Registrant

31.1		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Evergy

31.2		Rule 13a-14(a)/15d-14(a) Certification of Anthony D. Somma.	Evergy

31.3		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Evergy Metro

31.4		Rule 13a-14(a)/15d-14(a) Certification of Anthony D. Somma.	Evergy Metro

31.5		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Evergy Kansas Central

31.6		Rule 13a-14(a)/15d-14(a) Certification of Anthony D. Somma.	Evergy Kansas Central

32.1	*	Section 1350 Certifications.	Evergy

32.2	*	Section 1350 Certifications.	Evergy Metro

32.3	*	Section 1350 Certifications.	Evergy Kansas Central

101.INS	**	XBRL Instance Document.	n/a

101.SCH		Inline XBRL Taxonomy Extension Schema Document.	Evergy Evergy Kansas Central Evergy Metro

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

104		Cover Page Interactive Data File (embedded within the Inline XBRL document).	Evergy Evergy Kansas Central Evergy Metro
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

EVERGY, INC.

Dated:	November 4, 2020	By: /s/ Anthony D. Somma
(Anthony D. Somma)
(Executive Vice President and Chief Financial Officer)

EVERGY KANSAS CENTRAL, INC.

Dated:	November 4, 2020	By: /s/ Anthony D. Somma
(Anthony D. Somma)
(Executive Vice President and Chief Financial Officer)

EVERGY METRO, INC.

Dated:	November 4, 2020	By: /s/ Anthony D. Somma
(Anthony D. Somma)
(Executive Vice President and Chief Financial Officer)