Form 10-K
period 2020-12-31
Evergy, Inc.; EVERGY METRO, INC.; EVERGY KANSAS CENTRAL, INC.
filed 2021-02-26
CIK 1711269, 54476, 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

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
The aggregate market value of the voting and non-voting common equity held by non-affiliates of Evergy, Inc. (based on the closing price of its common stock on the New York Stock Exchange on June 30, 2020) was approximately $13,410,149,293. All of the common equity of Evergy Kansas Central, Inc. and Evergy Metro, Inc. is held by Evergy, Inc.

On February 19, 2021, Evergy, Inc. had 226,944,941 shares of common stock outstanding.

On February 19, 2021, Evergy Kansas Central, Inc. and Evergy Metro, Inc. each had one share of common stock outstanding and held by Evergy, Inc.

Evergy Kansas Central, Inc. and Evergy Metro, Inc. meet the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format.
Documents Incorporated by Reference
Portions of the 2021 annual meeting proxy statement of Evergy, Inc. to be filed with the Securities and Exchange Commission are incorporated by reference in Part III of this report.

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
In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Evergy Companies are providing a number of risks, uncertainties and other factors that could cause actual results to differ from the forward-looking information. These risks, uncertainties and other factors include, but are not limited to: economic and weather conditions and any impact on sales, prices and costs; changes in business strategy or operations; the impact of federal, state and local political, legislative, judicial and regulatory actions or developments, including deregulation, re-regulation, securitization and restructuring of the electric utility industry; decisions of regulators regarding, among other things, customer rates and the prudency of operational decisions such as capital expenditures and asset retirements; changes in applicable laws, regulations, rules, principles or practices, or the interpretations thereof, governing tax, accounting and environmental matters, including air and water quality and waste management and disposal; the impact of climate change, including increased frequency and severity of significant weather events and the extent to which counterparties are willing to do business with, finance the operations of or purchase energy from the Evergy Companies due to the fact that the Evergy Companies operate coal-fired generation; prices and availability of electricity in wholesale markets; market perception of the energy industry and the Evergy Companies; the impact of the Coronavirus (COVID-19) pandemic on, among other things, sales, results of operations, financial condition, liquidity and cash flows, and also on operational issues, such as the availability and ability of our employees and suppliers to perform the functions that are necessary to operate the Evergy Companies; changes in the energy trading markets in which the Evergy Companies participate, including retroactive repricing of transactions by regional transmission organizations (RTO) and independent system operators; financial market conditions and performance, including changes in interest rates and credit spreads and in availability and cost of capital and the effects on derivatives and hedges, nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; the transition to a replacement for the London Interbank Offered Rate (LIBOR) benchmark interest rate; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of physical and cybersecurity breaches, criminal activity, terrorist attacks and other disruptions to the Evergy Companies' facilities or information technology infrastructure or the facilities and infrastructure of third-party service providers on which the Evergy Companies rely; ability to carry out marketing and sales plans; cost, availability, quality and timely provision of equipment, supplies, labor and fuel; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; delays and cost increases of generation, transmission, distribution or other projects; the Evergy Companies' ability to manage their transmission and distribution development plans and transmission joint ventures; the inherent risks associated with the ownership and operation of a nuclear facility, including environmental, health, safety, regulatory and financial risks; workforce risks, including those related to the Evergy Companies' ability to attract and retain qualified personnel, maintain satisfactory relationships with their labor unions and manage costs of, or changes in, retirement, health care and other benefits; disruption, costs and uncertainties caused by or related to the actions of individuals or entities, such as activist shareholders or special interest groups, that seek to influence our strategic plan, financial results or operations; the possibility that strategic initiatives, including mergers, acquisitions and divestitures, and long-term financial plans, may not create the value that they are expected to achieve in a timely manner or at all; difficulties in maintaining relationships with customers, employees, regulators or suppliers; and other risks and uncertainties.

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

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AAO	Accounting authority order
ACE	Affordable Clean Energy
AEP	American Electric Power Company, Inc.
AFUDC	Allowance for funds used during construction
AMT	Alternative Minimum Tax
AROs	Asset retirement obligations
Bluescape	Bluescape Energy Partners, LLC
BSER	Best system of emission reduction
CAA	Clean Air Act Amendments of 1990
CCRs	Coal combustion residuals
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
COVID-19	Coronavirus
CPP	Clean Power Plan
CWA	Clean Water Act
DOE	Department of Energy
ELG	Effluent limitations guidelines
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERSP	Earnings Review and Sharing Plan
Evergy	Evergy, Inc. and its consolidated subsidiaries
Evergy Board	Evergy Board of Directors
Evergy Companies	Evergy, Evergy Kansas Central, and Evergy Metro, collectively, which are individual registrants within the Evergy consolidated group
Evergy Kansas Central	Evergy Kansas Central, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Kansas South	Evergy Kansas South, Inc., a wholly-owned subsidiary of Evergy Kansas Central
Evergy Metro	Evergy Metro, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Missouri West	Evergy Missouri West, Inc., a wholly-owned subsidiary of Evergy
Evergy Transmission Company	Evergy Transmission Company, LLC
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FMBs	First Mortgage Bonds
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
Great Plains Energy	Great Plains Energy Incorporated
JEC	Jeffrey Energy Center
KCC	State Corporation Commission of the State of Kansas

Abbreviation or Acronym	Definition
kV	Kilovolt
kWh	Kilowatt hour
MDNR	Missouri Department of Natural Resources
MECG	Midwest Energy Consumers Group
MEEIA	Missouri Energy Efficiency Investment Act
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
NOL	Net operating loss
NRC	Nuclear Regulatory Commission
OCI	Other comprehensive income
OPC	Office of the Public Counsel
Prairie Wind	Prairie Wind Transmission, LLC, 50% owned by Evergy Kansas Central
RSU	Restricted share unit
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SPP	Southwest Power Pool, Inc.
STP	Sustainability Transformation Plan
TDC	Transmission delivery charge
TFR	Transmission formula rate
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by Evergy Transmission Company
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

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
Evergy Kansas Central also owns a 50% interest in Prairie Wind Transmission, LLC (Prairie Wind), which is a joint venture between Evergy Kansas Central and subsidiaries of AEP and Berkshire Hathaway Energy Company. Prairie Wind owns a 108-mile, 345 kilovolt (kV) double-circuit transmission line that provides transmission service in the Southwest Power Pool, Inc. (SPP). Evergy Kansas Central accounts for its investment in Prairie Wind under the equity method.
Evergy Kansas Central, Evergy Kansas South, Evergy Metro, and Evergy Missouri West conduct business in their respective service territories using the name Evergy. The Evergy Companies assess financial performance and allocate resources on a consolidated basis (i.e., operates in one segment). Evergy serves approximately 1,620,400 customers located in Kansas and Missouri. Customers include approximately 1,421,800 residences, 191,700 commercial firms and 6,900 industrials, municipalities and other electric utilities. Evergy is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter.

The table below summarizes the percentage of Evergy's revenues by customer classification.

	2020	2019	2018
Residential	39%	37%	37%
Commercial	33%	35%	32%
Industrial	12%	12%	12%
Wholesale	5%	7%	10%
Transmission	6%	6%	7%
Other	5%	3%	2%
Total	100%	100%	100%
The table below summarizes the percentage of Evergy's retail electricity sales by customer class.

	2020	2019	2018
Residential	38%	36%	37%
Commercial	42%	43%	41%
Industrial	20%	21%	22%
Total	100%	100%	100%
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
(a) The KCC establishes rates for Evergy Kansas Central and Evergy Kansas South on a consolidated basis.
(b) Evergy Metro's and Evergy Missouri West's current MPSC rate orders do not contain an allowed return on equity or rate-making equity ratio.
Evergy expects its 2021 Kansas and Missouri jurisdictional retail revenues to be approximately 60% and 40%, respectively, based on historical averages of Evergy Kansas Central's, Evergy Metro's and Evergy Missouri West's total retail revenues.
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
Power Supply
Evergy has approximately 15,400 megawatts (MWs) of owned generating capacity and renewable power purchase agreements. Evergy's owned generation and power purchases from others, as a percentage of total megawatt hours (MWhs) generated and purchased, was approximately 70% and 30%, respectively, over the last three years. Evergy purchases power to meet its customers' needs, to satisfy firm power commitments or to meet renewable energy standards. Management believes Evergy will be able to meet its future power purchase needs due to the coordination of planning and operations in the SPP region and existing power purchase agreements; however, price and availability of power purchases may be impacted during periods of high demand.
Evergy's total capacity by fuel type, including both owned generating capacity and power purchase agreements, is detailed in the table below.

Fuel Type	Estimated MW Capacity	Percent of Total Capacity
Coal	5,919	39%
Wind (a)	4,339	27
Natural gas and oil	3,935	26
Uranium	1,108	7
Solar, landfill gas and hydroelectric (b)	72	1
Total capacity	15,373	100%
(a) MWs are based on nameplate capacity of the wind facility. Includes owned generating capacity of 579 MWs and long-term power purchase agreements of approximately 3,760 MWs of wind generation that expire from 2028 through 2048. See Item 2, Properties, for additional information.
(b) Includes a long-term power purchase agreement for approximately 60 MWs of hydroelectric generation that expires in 2023.
Evergy's projected peak summer demand for 2021 is approximately 10,300 MWs. Evergy expects to meet its projected capacity requirements for 2021 with its existing generation assets and power purchases. See "Transforming Evergy's Generation Fleet" for further information regarding Evergy's long-term strategy with regards to its generating assets and power purchases.
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
Environmental Matters
The Evergy Companies are subject to extensive and evolving federal, state and local environmental laws, regulations and permit requirements relating to air and water quality, waste management and hazardous substance disposal, protected natural resources (such as wetlands, endangered species and other protected wildlife) and health and safety. For example, Evergy Kansas Central, Evergy Metro and Evergy Missouri West combust large amounts of fossil fuels in the production of electricity, which results in significant emissions of carbon dioxide (CO2) and other greenhouse gases (GHG). Federal legislation regulates the emission of GHGs and numerous states and regions have adopted programs to stabilize or reduce GHG emissions. The Environmental Protection Agency (EPA), the Kansas Department of Health and Environment (KDHE) and the Missouri Department of Natural Resources (MDNR) regulate emissions under the Clean Air Act Amendments of 1990 (CAA), water under the Clean Water Act (CWA) and waste management under the Resource Conservation and Recovery Act (RCRA), among other laws and regulations. See Note 15 to the consolidated financial statements for additional information. There have been, and management believes there will continue to be, policy, legal and regulatory efforts to influence climate change, such as efforts to reduce GHG emissions, impose a tax on emissions and create incentives for low-carbon generation and energy efficiency. These efforts, and climate change itself, have the potential to adversely affect the Evergy Companies' results of operations, financial position and cash flows. See Part I, Item 1A, Risk Factors, for additional information.
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
Transforming Evergy's Generation Fleet
The Evergy Companies are committed to a long-term strategy to reduce CO2 emissions in a cost-effective and reliable manner. In 2020, Evergy achieved a reduction of CO2 emissions of approximately 50% from 2005 levels and announced a goal to achieve an 80% reduction from 2005 levels by 2050. In August 2020, Evergy also announced a five-year Sustainability Transformation Plan (STP), which seeks to optimize and enhance value creation for stakeholders and has the potential to reduce CO2 emissions by as much as 85% by 2030 compared to 2005 levels. The STP includes steps that would expedite CO2 emission reductions by pursuing constructive legislative and regulatory recovery mechanisms to facilitate the retirement of coal-fired generation and expansion of Evergy's wind and solar footprint, while maintaining reliability. The pace of CO2 emission reductions will ultimately be defined by continued collaboration with stakeholders as part of Evergy's triennial integrated resource plan. Further, the trajectory and timing for reaching this goal could be impacted by political, legal and regulatory actions and applicable technology developments. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) - Executive Summary - Strategy, for additional information regarding the STP.
Public attention is currently focused on transitioning to a low carbon future, including reducing GHG emissions and closing coal-fired generating units. Diversity of fuel supply has historically provided cost and reliability benefits. For example, because renewable generation is intermittent, diversity of baseload generation, including a mix of coal and natural gas, has helped to maintain a consistent availability of power. In addition, the Evergy Companies must prudently utilize the generation assets that regulators have allowed the Evergy Companies to include in rates. The Evergy Companies use a triennial integrated resource plan, which is a detailed analysis that estimates factors that influence the future supply and demand for electricity, to inform the manner in which they supply electricity. The integrated resource plan considers forecasts of future electricity demand, fuel prices, transmission improvements, new generating capacity, cost of environmental compliance, integration of renewables, energy storage, energy efficiency and demand response initiatives. Strategies that the Evergy Companies are pursuing to reduce emissions include:
•retiring fossil fuel generation;
•developing renewable energy facilities;
•collaborating with regulators to offer customers the opportunity to procure electricity produced with renewable resources; and
•investing in customer energy efficiency programs.
Since 2005, the Evergy Companies have added over 4,400 MWs of renewables, while retiring more than 2,400 MWs of fossil generation. The Evergy Companies are also committed to transparency. On its website, www.evergy.com, Evergy provides quantitative and qualitative data regarding various environmental, social and governance matters, including information related to emissions, waste and water. The contents of the website, including reports and documents contained therein, are not incorporated into this filing.
See Note 15 to the consolidated financial statements for information regarding environmental matters.
Fuel
The fuel sources for Evergy's owned generation and power purchase agreements are coal, wind and other renewable sources, uranium and natural gas and oil. The actual 2020 fuel mix and fuel cost in cents per net kilowatt hour (kWh) delivered are outlined in the following table.

		Fuel cost in cents per
	Fuel Mix(a)	net kWh delivered (b)
	Actual	Actual
Fuel	2020	2020
Coal	46%	$1.99
Wind, hydroelectric, landfill gas and solar	29	2.31
Uranium	21	0.59
Natural gas and oil	4	2.91
Total	100%	$1.71
(a) Fuel mix based on percent of net MWhs generated by owned resources and delivered under renewable power purchase agreements.
(b) Fuel cost in cents per net kWh delivered includes costs associated with renewable power purchase agreements.
Coal
During 2021, Evergy's generating units, including jointly-owned units, are projected to use approximately 18 million tons of coal. Evergy Kansas Central, Evergy Metro and Evergy Missouri West have entered into coal-purchase contracts with various suppliers in Wyoming's Powder River Basin (PRB), the nation's principal supply region of low-sulfur coal, and with local suppliers. The coal to be provided under these contracts is expected to satisfy approximately 60% of the projected coal requirements for 2021 and approximately 10% for 2022. The remainder of the coal requirements is expected to be fulfilled through entering into additional contracts or spot market purchases.
Evergy Kansas Central, Evergy Metro and Evergy Missouri West have also entered into rail transportation contracts with various railroads to transport coal from the PRB and local suppliers to their generating units. The transportation services to be provided under these contracts are expected to satisfy almost all of the projected transportation requirements for 2021 and approximately 80% for 2022. The contract rates adjust for changes in railroad costs.

Nuclear Fuel
Evergy Kansas South and Evergy Metro each owns 47% of Wolf Creek, which is Evergy's only nuclear generating unit. Wolf Creek purchases uranium and has it processed for use as fuel in its reactor. This process involves conversion of uranium concentrates to uranium hexafluoride, enrichment of uranium hexafluoride and fabrication of nuclear fuel assemblies. The owners of Wolf Creek have on hand or under contract all of the uranium, uranium enrichment and conversion services needed to operate Wolf Creek through the first quarter of 2027. The owners also have under contract all of the uranium fabrication services required to operate Wolf Creek through the third quarter of 2028.
Natural Gas
Evergy purchases natural gas for use in its generating units primarily through spot market purchases. From time to time, Evergy also may enter into contracts, including the use of derivatives, in an effort to manage the cost of natural gas. For additional information about Evergy's exposure to commodity price risks, see Item 7A., Quantitative and Qualitative Disclosures About Market Risk.
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
Human Capital Resources
At December 31, 2020, the Evergy Companies had 5,133 employees, including 2,808 represented by five local unions of the International Brotherhood of Electrical Workers (IBEW) and one local union of the United Government Security Officers of America (UGSOA). The Evergy Companies currently have labor agreements with each of these unions that expire at varying times in 2021 and 2022. The Evergy Companies employ 1,684 generation employees, 1,383 transmission and distribution employees and 2,066 support employees that work in the states of Kansas and Missouri.
Evergy's mission is to empower a better future and a key component of this mission is maintaining a culture that emphasizes safety, integrity, ownership and adaptability.
Safety is a crucial part of Evergy's values. The components of Evergy's safety program include a strong management commitment to a safety-conscious work environment, hazard recognition and control, worksite analysis, contractor safety management and training. Evergy also places a significant emphasis on continuous improvement through conducting regular safety audits and assessments. For example, Evergy's 2020 annual cash incentive program included a metric that is based on the number of days of work missed due to preventable injury. During the COVID-19 pandemic, Evergy has prioritized the safety of its employees while continuing to serve its customers and community by providing appropriate personal protective equipment, establishing additional training and protocols and directing employees to work remotely when possible.
Evergy is also working to build a more diverse and inclusive workforce through recruiting and hiring practices, performance management, training and data analysis and reporting initiatives. As of December 31, 2020, Evergy's workforce was 77% male and 23% female, and women represented 21% of Evergy's officer team. The ethnicity of Evergy's workforce was 85% White, 5% Black, 4% Hispanic and 6% other. Evergy also has a Director of Diversity, Equity and Inclusion that reports directly to Evergy's President and Chief Executive Officer.
Evergy offers a competitive package of compensation and benefits to attract and retain talented employees, including market-competitive pay, healthcare and retirement benefits, paid time off, family leave and tuition reimbursement. Evergy also allows employees to participate in a comprehensive well-being program that includes health and wellness-related incentives, business resource groups, gym membership reimbursement and access to an employee assistance program.

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

Name	Age	Current Position(s)	Year First Assumed an Officer Position
David A. Campbell (a)	52	President and Chief Executive Officer	2021
Kirkland B. Andrews(b)	53	Executive Vice President and Chief Financial Officer	2021
Kevin E. Bryant (c)	45	Executive Vice President and Chief Operating Officer	2006
Gregory A. Greenwood (d)	55	Executive Vice President, Strategy and Chief Administrative Officer	2003
Anthony D. Somma (e)	57	Executive Vice President and Chief Financial Officer	2006
Jerl L. Banning (f)	59	Senior Vice President and Chief People Officer	2010
Charles A. Caisley (g)	47	Senior Vice President, Marketing and Public Affairs and Chief Customer Officer	2011
Heather A. Humphrey (h)	50	Senior Vice President, General Counsel and Corporate Secretary	2010
Charles L. King (i)	56	Senior Vice President and Chief Technology Officer	2013
Steven P. Busser (j)	52	Vice President - Risk Management and Controller	2014
(a)Mr. Campbell was appointed President and Chief Executive Officer of Evergy, Inc. in January 2021. Mr. Campbell previously served as Executive Vice President and Chief Financial Officer of Vistra Energy Corp. (2019-2020), as President and Chief Executive Officer of InfraREIT, Inc. and President of Hunt Utility Services (2014-2019), as President and Chief Executive Officer of Sharyland Utilities (2016-2019), as President and Chief Operating Officer of Bluescape Resources (2013-2014) and in various roles with TXU Corp. and its affiliated entities after joining the firm in 2004.
(b)Mr. Andrews was appointed Executive Vice President and Chief Financial Officer of Evergy, Inc. in February 2021. Mr. Andrews previously served as Executive Vice President and Chief Financial Officer of NRG Energy, Inc. (2011-2021) and as Executive Vice President, Chief Financial Officer of Clearway Energy, Inc. (2012-2016). Mr. Andrews also served as Managing Director and Co-Head Investment Banking, Power and Utilities - Americas at Deutsche Bank Securities (2009-2011), and in several capacities at Citigroup Global Markets Inc., including Managing Director, Group Head, North American Power (2007-2009) and Head of Power M&A, Mergers and Acquisitions (2005-2007). Mr. Andrews will assume the duties of principal financial officer following the departure of Mr. Somma.
(c)Mr. Bryant was appointed Executive Vice President and Chief Operating Officer of Evergy, Inc. in June 2018. Mr. Bryant previously served as Senior Vice President - Finance and Strategy and Chief Financial Officer of Great Plains Energy, Evergy Metro and Evergy Missouri West (2015-2018). He previously served as Vice President - Strategic Planning of Great Plains Energy, Evergy Metro and Evergy Missouri West (2014). He served as Vice President - Investor Relations and Strategic Planning and Treasurer of Great Plains Energy, Evergy Metro and Evergy Missouri West (2013). He served as Vice President - Investor Relations and Treasurer of Great Plains Energy, Evergy Metro and Evergy Missouri West (2011-2013). He was Vice President - Strategy and Risk Management of Evergy Metro and Evergy Missouri West (2011) and Vice President - Energy Solutions of Evergy Metro (2006-2011) and Evergy Missouri West (2008-2011).
(d)Mr. Greenwood was appointed Executive Vice President, Strategy and Chief Administrative Officer of Evergy, Inc. in June 2018. Mr. Greenwood previously served in the following officer roles for Evergy Kansas Central: Senior Vice President, Strategy (2011-2018); Vice President, Major Construction Projects (2006-2011); and Treasurer (2003-2006). Mr. Greenwood also served in the following roles for Evergy Kansas Central: Executive/Senior Director, Corporate Finance (1999-2003); Director, Financial Strategy and Acting Director, Internal Audit (1999-2000); and Director, Financial Strategy (1998-1999). Mr. Greenwood joined Evergy Kansas Central in 1993.

(e)Mr. Somma was appointed Executive Vice President and Chief Financial Officer of Evergy, Inc. in June 2018. Mr. Somma previously served as Senior Vice President, Chief Financial Officer and Treasurer (2011-2018) for Evergy Kansas Central, after having been appointed as Treasurer in 2006 and Vice President in 2009. He also served as Executive Director, Generation (2004-2006), Executive Director, Finance (1998-1999) and Director, Corporate Strategy (1996-1998) of Evergy Kansas Central, after having joined the company in 1994. From 1999 to 2004, Mr. Somma served in various leadership roles with a former affiliate of Evergy Kansas Central, including Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary. As disclosed by the Evergy Companies in a Current Report on Form 8-K filed with the SEC on January 8, 2021, Mr. Somma will leave the Evergy Companies in connection with the arrival of Mr. Andrews. Mr. Somma will continue to perform the duties of principal financial officer through the filing of the Evergy Companies' 2020 Annual Report on Form 10-K.
(f)Mr. Banning was appointed Senior Vice President and Chief People Officer of Evergy, Inc. in June 2018. Mr. Banning previously served in the following officer roles for Evergy Kansas Central: Senior Vice President, Operations Support and Administration (2015-2018); Vice President, Human Resources and IT (2014); and Vice President, Human Resources (2010-2013). Mr. Banning also served as Executive Director of Human Resources for Evergy Kansas Central (2008-2010).
(g)Mr. Caisley was appointed Senior Vice President, Marketing and Public Affairs and Chief Customer Officer of Evergy, Inc. in June 2018. Mr. Caisley served as Vice President - Marketing and Public Affairs of Great Plains Energy, Evergy Metro and Evergy Missouri West (2011-2018). He was Senior Director of Public Affairs (2008-2011) and Director of Governmental Affairs of Evergy Metro (2007-2008).
(h)Ms. Humphrey was appointed Senior Vice President, General Counsel and Corporate Secretary of Evergy, Inc. in June 2018. Ms. Humphrey previously served as Senior Vice President - Corporate Services and General Counsel of Great Plains Energy, Evergy Metro and Evergy Missouri West (2016-2018). She previously served as General Counsel (2010-2016) and Senior Vice President - Human Resources of Great Plains Energy, Evergy Metro and Evergy Missouri West (2012-2016). She served as Vice President - Human Resources of Great Plains Energy, Evergy Metro and Evergy Missouri West (2010-2012). She was Senior Director of Human Resources and Interim General Counsel of Great Plains Energy, Evergy Metro and Evergy Missouri West (2010) and Managing Attorney of Evergy Metro (2007-2010).
(i)Mr. King was appointed Senior Vice President and Chief Technology Officer of Evergy, Inc. in February 2020. He previously served as Senior Vice President, Information Technology and Chief Information Officer (2019) and Vice President, Information Technology and Chief Information Officer (2018-2019) of Evergy, Inc. Prior to that, he served as Vice President - Information Technology (2013-2018), as Senior Director of Information Technology Applications and Delivery (2013) and Director of Information Technology Applications (2011-2013) of Evergy Metro and Evergy Missouri West. Mr. King also served in various roles, including leadership roles, with Dish Network, CenturyLink, Sprint and Accenture.
(j)Mr. Busser was appointed Vice President - Risk Management and Controller of Evergy, Inc. in June 2018. Mr. Busser was appointed Vice President - Risk Management and Controller of Great Plains Energy, Evergy Metro and Evergy Missouri West in 2016. He previously served as Vice President - Business Planning and Controller of Great Plains Energy, Evergy Metro and Evergy Missouri West (2014-2016). He served as Vice President - Treasurer of El Paso Electric Company (2011-2014). Prior to that, he served as Vice President - Treasurer and Chief Risk Officer (2006-2011) and Vice President - Regulatory Affairs and Treasurer (2004-2006) of El Paso Electric Company.
Evergy Kansas Central, Inc.
Evergy Kansas Central, a Kansas corporation incorporated in 1924 and headquartered in Topeka, Kansas, is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity. Evergy Kansas Central serves approximately 720,500 customers located in central and eastern Kansas. Customers include approximately 628,100 residences, 88,000 commercial firms, and 4,400 industrials, municipalities and other electric utilities. Evergy Kansas Central's retail revenues averaged approximately 77% of its total operating revenues over the last three years. Wholesale firm power, bulk power sales, transmission and miscellaneous electric revenues accounted for the remainder of Evergy Kansas Central's revenues. Evergy Kansas Central is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter.

Evergy Metro, Inc.
Evergy Metro, a Missouri corporation incorporated in 1922 and headquartered in Kansas City, Missouri, is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity. Evergy Metro serves approximately 565,800 customers located in western Missouri and eastern Kansas. Customers include approximately 500,100 residences, 63,800 commercial firms, and 1,900 industrials, municipalities and other electric utilities. Evergy Metro's retail revenues averaged approximately 92% of its total operating revenues over the last three years. Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of Evergy Metro's revenues. Evergy Metro is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter. Missouri and Kansas jurisdictional retail revenues for Evergy Metro averaged approximately 55% and 45%, respectively, of total retail revenues over the last three years.

ITEM 1A. RISK FACTORS
Utility Regulatory Risks:
Prices are established by regulators and may not be sufficient to result in a recovery of costs or provide for a return on investment.
The prices that the FERC, KCC and MPSC authorize the utility subsidiaries of Evergy to charge significantly influence the Evergy Companies' results of operations, financial position and cash flows.
In general, utilities are allowed to recover in customer rates costs that were prudently incurred to provide utility service, plus a reasonable return on invested capital.  There can be no assurance, however, that regulators will determine costs to have been prudently incurred. Further, the amounts approved by the regulators may not be sufficient to allow for a recovery of costs or provide for an adequate return on and of capital investments. Also, amounts that were approved by regulators may be appealed, modified, limited or eliminated by subsequent regulatory or legislative actions. A failure to recover costs or earn a reasonable return on invested capital could have a material adverse effect on the results of operations, financial position and cash flows of Evergy and its utility subsidiaries.
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
FERC, the North American Electric Reliability Corporation (NERC) and SPP have implemented and enforce an extensive set of transmission system reliability, cybersecurity and critical infrastructure protection standards that apply to public utilities.  The MPSC and KCC have the authority to implement utility operational standards and requirements, such as vegetation management standards, facilities inspection requirements and quality of service standards.  In addition, Evergy is also subject to health, safety and other requirements enacted by the Occupational Safety and Health Administration, the Department of Transportation, the Department of Labor and other federal and state agencies.  As discussed more fully below, the Evergy Companies are also subject to numerous environmental laws and regulations, as well as laws and regulations related to nuclear power generation. The costs of complying with existing, new or modified regulations, standards and other requirements could have a material adverse effect on the results of operations, financial position and cash flows of the Evergy Companies.  Furthermore, regulatory changes could result in operational changes that increase costs or adversely impact the Evergy Companies' prospects. In addition, failure to meet quality of service, reliability, cybersecurity, critical infrastructure protection, operational or other standards and requirements could expose the Evergy Companies to penalties, additional compliance costs or adverse rate consequences, any of which could have a material adverse impact on their results of operations, financial position and cash flows.
Environmental Risks:
Costs to comply with environmental laws and regulations, including those relating to GHG emissions, are significant and may adversely impact operations and financial results.
The Evergy Companies are subject to extensive and evolving federal, state and local environmental laws, regulations and permit requirements relating to air and water quality, waste management and hazardous substance disposal, protected natural resources (such as wetlands, endangered species and other protected wildlife) and health and safety. See Item 1. Business - Environmental Matters and Note 15 to the consolidated financial statements for additional information.
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
The STP includes an increase in targeted capital investments to enhance the customer experience, improve reliability and resiliency and improve efficiency, which are expected to be funded with cash flows from operations and debt. If cash flows from operations are lower than expected, additional debt will be required to fund the investments, which, in turn, may create pressure on the Evergy Companies' credit ratings or result in a ratings downgrade and increase their cost of capital. Further, Evergy Kansas Central and Evergy Metro have outstanding tax-exempt bonds that may be put back to the respective issuer at the option of the holders, which could adversely impact liquidity. In addition, market disruption and volatility could have an adverse impact on Evergy's lenders, suppliers and other counterparties or customers, causing them to fail to meet their obligations.
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
In addition, the Evergy Companies are subject to certain corporate and regulatory restrictions and financial covenants that could affect their ability to pay dividends.  Under the Federal Power Act, Evergy Kansas Central, Evergy Metro and Evergy Missouri West generally can pay dividends only out of retained earnings. Each of Evergy Metro and Evergy Missouri West has committed to Missouri regulators to not pay dividends to Evergy if its credit rating falls below BBB- for S&P Global Ratings or Baa3 for Moody's Investor Services. Each of Evergy Kansas Central and Evergy Metro has committed to Kansas regulators to not pay dividends to Evergy if (i) the payment would result in an increase in the utility's debt level (excluding short-term debt and debt due within one year) above 60 percent of its total capitalization, absent approval from the KCC or (ii) if its credit rating falls below BBB- for S&P Global Ratings or Baa3 for Moody's Investor Services. Under various debt agreements, the Evergy Companies are also required to maintain a consolidated indebtedness to consolidated total capitalization ratio of not more than 0.65 to 1.00, which could restrict the amount of dividends the Evergy Companies are permitted to pay. Evergy cannot guarantee dividends will be paid in the future or that, if paid, dividends will satisfy announced targets or investor expectations or be paid with the same frequency as in the past.
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
The Evergy Companies are subject to commodity and other risks associated with energy markets.
The Evergy Companies are required to maintain generation capacity that satisfies regulatory mandates and are obligated to provide power when required by the SPP or pursuant to contractual obligations. Although the Evergy Companies generally have regulatory mechanisms that allow them to recover the cost of fuel and purchased power necessary to satisfy these requirements, regulatory or legislative actions could limit, eliminate or delay recovery of these expenses after the expenses have been incurred.

The Evergy Companies engage in the wholesale and retail sale of electricity as part of their regulated electric operations in addition to limited energy marketing activities and the management of third-party generation facilities. These activities expose the Evergy Companies to risks associated with the price of electricity and other energy-related products, as well credit exposure to their counterparties. Exposure to these risks is affected by a number of factors, including the availability and cost of fuel and power that the Evergy Companies may purchase on the wholesale markets to satisfy their regulatory or contractual obligations, the ability or effectiveness of strategies utilized by the Evergy Companies to hedge these risks, the extent to which the Evergy Companies may be required to post collateral for the benefit of third parties and the risk that counterparties fail to fulfill their obligations to the Evergy Companies. Market volatility can increase or create unanticipated risks. Regional transmission organizations and independent system operators may also retroactively reprice transactions following execution.

Subject to certain regulatory constraints, the Evergy Companies use derivative instruments, such as transmission congestion rights (TCRs), swaps, options, futures and forwards, to manage commodity and financial risks. Losses could be recognized as a result of volatility in the market values of these contracts, if a counterparty fails to perform or if the underlying transactions, which the derivative instruments are intended to hedge, fail to materialize. The valuation of these financial instruments can involve management’s judgment or the use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts. The Evergy Companies cannot assure that their risk management practices will be effective or will mitigate all risks.

The results of operations, financial position and liquidity of the Evergy Companies could be materially adversely affected if the Evergy Companies fail to recover, or experience a delay in the recovery of, fuel and purchased power expenses; if the Evergy Companies fail to adequately hedge or mitigate commodity or energy market risks; if the Evergy Companies are required to provide collateral in amounts greater than planned; if energy marketing transactions are retroactively repriced; or if counterparties fail to fulfill obligations to the Evergy Companies.
Tax legislation and an inability to utilize tax credits could adversely impact results of operations, financial position and liquidity.
Tax laws and regulations can adversely affect, among other things, financial results, liquidity, credit ratings and the valuation of assets, such as deferred income tax assets. The Evergy Companies regularly assess their ability to utilize tax benefits, including those in the form of net operating loss (NOL), tax credit and other tax carryforwards, that are recorded as deferred income tax assets on its balance sheets to determine whether a valuation allowance is necessary. A reduction in, or disallowance of, these tax benefits could have an adverse impact on the financial results and liquidity of the Evergy Companies.
Additionally, changes in corporate tax rates or policy changes, as well as any inability to generate enough taxable income in the future to utilize all tax benefits before they expire, could have an adverse impact on the results of operations, financial position and liquidity of the Evergy Companies. For example, prior to the U.S. presidential election, President Biden proposed increasing the U.S. corporate income tax rate from 21% to 28% and imposing an alternative minimum tax (AMT) on book income, among other things, and these or similar proposals, if enacted into law, could impact the Evergy Companies' effective tax rate. In addition, the Evergy Companies construct and operate renewable energy facilities that generate tax credits that reduce federal income tax obligations. The amount of tax credits is dependent on several factors, including the amount of electricity produced and the applicable tax credit rate. A variety of factors, including transmission constraints, the ability to timely complete construction of renewable energy facilities, adverse weather conditions and breakdown or failure of equipment, could significantly reduce these tax credits, which could have an adverse impact on the results of operations and financial position of the Evergy Companies.
The anticipated benefits of the Evergy Companies' strategy may not be realized.
The STP includes planned reductions in operating and maintenance expense and planned increases in capital investments. The STP also includes pursuing statutory and regulatory mechanisms to facilitate the retirement of coal-fired generation and expansion of the Evergy Companies' wind and solar footprint. If regulators determine that the retirement of coal generation facilities was not prudent, they could prohibit the Evergy Companies from recovering, or earning a return on, the investments in those facilities that were prudent when the investments were originally made. This concept is known as a "stranded asset," and generation retirements outside of those contemplated in the integrated resource plan increase the risk that regulators will disallow the recovery of otherwise prudent investments.
See Part II, Item 7, MD&A - Executive Summary - Strategy, for additional information regarding the STP. The risks described elsewhere in Item 1A – Risk Factors apply to the STP. No assurance can be given that the Evergy Companies will be successful in implementing their strategy in a timely manner or at all, and a failure to do so could have a material adverse effect on the results of operations, financial position and cash flows of the Evergy Companies and have an adverse impact on the price of Evergy’s common stock.
The price of Evergy common stock may experience volatility.
The price of Evergy common stock may be volatile. Some of the factors that could affect the price of Evergy common stock are Evergy's earnings; the ability of the Evergy Companies to implement their strategic plan; the ability of Evergy to deploy capital; actions by regulators; and statements in the press or investment community about the Evergy Companies' strategy, earnings per share or growth prospects, financial condition or results of operations. Negative perceptions or publicity from increasing scrutiny of environmental, social and governance practices could also adversely impact Evergy's stock price. Also, individuals or entities, such as activist shareholders and special interest groups, may seek to influence the Evergy Companies' strategic plan or take other actions that could disrupt the Evergy Companies' business, financial results or operations and could adversely impact Evergy's stock price. In addition, the Evergy Companies operate almost exclusively in Kansas and Missouri and this concentration may increase exposure to risks arising from unique local or regional factors. Furthermore, general market conditions and U.S. economic factors and political events unrelated to the performance of Evergy (including the COVID-19 pandemic) may also affect Evergy's stock price. For these reasons, shareholders should not rely on historical trends in the price of Evergy common stock to predict the future price of Evergy's common stock.
Evergy has recorded goodwill that could become impaired and adversely affect financial results.
As required by generally accepted accounting principles (GAAP), Evergy recorded a significant amount of goodwill on its balance sheet in connection with completion of the merger that resulted in the formation of Evergy. Evergy assesses goodwill for impairment on an annual basis or whenever events or circumstances occur that would indicate a potential for impairment. If goodwill is deemed to be impaired, Evergy may be required to incur non-cash charges that could materially adversely affect its results of operations.
Customer and Weather-Related Risks:
Changes in electricity consumption could have a material adverse effect on Evergy's results of operations, financial position and cash flows.
Change in customer behaviors in response to energy efficiency programs, changing conditions and preferences or changes in the adoption of technologies could affect the consumption of energy by customers. Federal and state programs exist to influence the way customers use energy and regulators have mandates to promote energy efficiency. Conservation programs and customers' level of participation in the programs could have a material adverse effect on the results of operations, financial position and cash flows of the Evergy Companies.
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
Weather conditions directly influence the demand for and price of electricity. The Evergy Companies are significantly impacted by seasonality, and, due to energy demand created by air conditioning load, highest revenues are typically recorded in the third quarter. Unusually mild winter or summer weather can adversely affect sales.  In addition, severe weather and events, including tornados, snow, fire, rain, flooding and ice storms, can be destructive and cause outages and property damage that can result in increased expenses, lower revenues and additional restoration costs.  Storm reserves established by the Evergy Companies may be insufficient and rates may not be adjusted in a timely manner, or at all, to recover these costs. Additionally, because many of the Evergy Companies' generating stations utilize water for cooling, low water and flow levels can increase maintenance costs at these stations, result in limited power production and require modifications to plant operations.  High water conditions can also impair planned deliveries of fuel to generating stations or otherwise adversely impact the ability of the Evergy Companies to operate these stations. Climate change may produce more frequent or severe weather events, such as storms, droughts or floods and could also impact the economic health of the Evergy Companies' service territories. An increase in the frequency or severity of extreme weather events or a deterioration in the economic health of Evergy's service territories could have a material adverse effect on the results of operations, financial position and cash flows of the Evergy Companies.
In addition, policy, legal and regulatory efforts to influence climate change, such as efforts to reduce GHG emissions, impose a tax on emissions and create incentives for low-carbon generation and energy efficiency, could result in reduced sales and require significant costs to respond to such efforts. These efforts could also result in the early retirement of generation facilities, which could result in stranded costs if regulators disallow recovery of investments that were prudent when originally made. The Evergy Companies announced a goal in 2020 to achieve an 80% reduction of CO2 emissions from 2005 levels by 2050 and the STP has the potential to reduce CO2 emissions by as much as 85% by 2030 compared to 2005 levels. The trajectory and timing of the goal could be impacted by many external factors, including national and state energy policies; legal and regulatory matters; stakeholder input into the Evergy Companies' integrated resource plan; the development, deployment and advancement of relevant energy technologies; and other factors. Any of the foregoing could adversely affect the results of operations, financial position and cash flows of the Evergy Companies and the market prices of Evergy's common stock.
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
The Evergy Companies' information technology networks and infrastructure, as well as the networks and infrastructure belonging to third-party service providers are vulnerable to damage, disruptions or shutdowns due to attacks or breaches by hackers or other unauthorized third parties; error or malfeasance by one or more employees or service providers; software or hardware upgrades; additions or replacements; malicious software code; telecommunication failures; natural disasters or other catastrophic events. The COVID-19 pandemic has changed the way the Evergy Companies operate and has increased the use of technology to enable remote-working arrangements, which may increase or expose previously unknown vulnerabilities. Public reports have indicated an increase in cyberattacks in general since the start of the pandemic due, in part, to the increase in the number of employees working remotely and the proliferation of the different ways in which employees and third parties interact with the Evergy Companies' information technology infrastructure.
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
The Evergy Companies are subject to laws and rules issued by multiple government agencies concerning safeguarding and maintaining the confidentiality of their security, customer and business information. For example, NERC has issued comprehensive regulations and standards surrounding the security of bulk power systems and is continually in the process of developing updates and new requirements with which the utility industry must comply. The NRC also has issued regulations and standards related to the protection of critical digital assets at nuclear power plants. Compliance with NERC and NRC rules and standards, and rules and standards promulgated by other regulatory agencies from time to time or future legislation, will increase the Evergy Companies' compliance costs and their exposure to the potential risk of violations of these rules, standards or future legislation, which includes potential financial penalties. Furthermore, the non-compliance of other utilities with applicable regulations or the occurrence of a serious security event at other utilities could result in increased regulation or oversight, both of which could increase the Evergy Companies' costs and impact their financial results.
Additionally, the Evergy Companies cannot predict the impact that any future information technology or malicious attack may have on the energy industry in general. The electric utility industry, both within the United States and internationally, has experienced physical and cybersecurity attacks on energy infrastructure such as power plants, substations and related assets in the past, and there will likely be more attacks in the future. The Evergy Companies' facilities and systems could be direct targets or indirect casualties of such attacks. The effects of such attacks could include disruption to the Evergy Companies' generation, transmission and distribution systems or to the electrical grid in general, reduced sales and could increase the cost of insurance coverage or result in a decline in the U.S. economy. Furthermore, insurance may not be adequate to cover any associated losses. Any of the foregoing could have a material adverse impact on the Evergy Companies' results of operations or financial position.
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
The STP includes an increase in targeted capital investments. The Evergy Companies' ability to implement the investments contemplated in the STP depend, in part, on the availability of adequate internal and external resources, such as employees and qualified contractors and the availability of materials. In this regard, the global COVID-19 pandemic has caused and continues to cause disruptions to the global supply chain and the availability of qualified labor.
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
Failure to attract and retain an appropriately qualified workforce and to maintain satisfactory collective bargaining agreements could negatively impact the Evergy Companies' business and operations and adversely impact the Evergy Companies' results of operations, financial position and cash flows.
The Evergy Companies' workforce includes professional, managerial and technical employees, and a failure to attract and retain qualified talent, or retirements without adequate replacements or adjustments to the Evergy Companies' strategy, could adversely impact the Evergy Companies' ability to execute on their strategy. For example, certain skills, such as those related to construction, maintenance and repair of transmission and distribution systems are in high demand and have a limited supply, and Evergy competes for qualified employees with these skills on a national level.

A significant portion of the Evergy Companies' workforce is represented by five local unions of the IBEW and one local union of the UGSOA. The collective bargaining agreements with the five IBEW locals all expire in 2021 and the collective bargaining agreement with the UGSOA expires in 2022. A failure to successfully negotiate these collective bargaining agreements could result in a labor disruption and have a significant adverse impact on the Evergy Companies' operations and results of operations.

The STP includes enhanced technology and transmission and distribution investments and a reduction in reliance on coal-fired generation. The Evergy Companies will need to attract and retain personnel that are qualified to implement the Evergy Companies' strategy and may need to retrain or reskill certain employees to support the Evergy Companies' long-term objectives. A failure to attract and retain qualified employees, retrain or reskill existing employees and maintain satisfactory collective bargaining agreements could have a significant adverse impact on the results of operations, financial condition, liquidity and cash flows of the Evergy Companies.
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
An extended outage of Wolf Creek, whether resulting from NRC action, an incident at the plant or otherwise, could have a material adverse effect on the results of operations, financial position and cash flows of the Evergy Companies in the event replacement power and other costs are not recovered through rates or insurance.  If a long-term outage occurred, the state regulatory commissions could reduce rates by excluding the Wolf Creek investment from rate base.  Wolf Creek commenced operations in 1985 and the age of Wolf Creek increases the risk of unplanned outages and results in higher maintenance costs.
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
Evergy Kansas Central, Evergy Metro and Evergy Missouri West are members of the SPP regional transmission organization, and each has transferred operational authority (but not ownership) of their transmission facilities to the SPP. The SPP's Integrated Marketplace determines which generating units among market participants should run, within the operating constraints of a unit, at any given time. The SPP's rules are primarily designed to provide for maximum cost-effectiveness, but in certain respects the rules also provide preferential treatment for certain resources based on public policy initiatives, such as increasing the deployment of renewable generation. If Evergy Kansas Central's, Evergy Metro's or Evergy Missouri West's generating resources are not dispatched, each could experience decreased levels of wholesale electricity sales.
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
COVID-19 Risks:
The spread of COVID-19 and resulting impact on business and economic conditions could continue to negatively affect the Evergy Companies' business and operations.
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
The COVID-19 pandemic has altered electricity usage patterns, including an overall reduction in demand and shifting usage away from customers with relatively higher load requirements, such as industrial and commercial customers, toward customers with relatively lower load requirements, such as residential customers. These changes in electricity usage patterns and the extent to which some of these shifts could become long-term or permanent could result in a significant decrease in the Evergy Companies' sales of electricity.
The Evergy Companies have also incurred, and will continue to incur, expenses related to monitoring the COVID-19 pandemic and modifying operations in response to the pandemic. In July 2020, the KCC authorized Evergy Kansas Central and Evergy Metro to record to a regulatory asset all net incremental costs incurred with respect to their Kansas operations associated with the COVID-19 pandemic for consideration in their next Kansas rate cases, which are expected to be completed no later than the end of 2023. Additionally, the KCC order stated that the KCC will also consider granting the recovery of Evergy Kansas Central's and Evergy Metro's lost revenues associated with the COVID-19 pandemic as part of their next Kansas rate cases. In January 2021, the MPSC authorized Evergy Metro and Evergy Missouri West to defer to a regulatory asset certain net incremental costs incurred between March 1, 2020 and March 31, 2021 associated with the COVID-19 pandemic for consideration in their next rate cases. Evergy Metro and Evergy Missouri West can petition the MPSC to extend the period subject to the Accounting Authority Order (AAO). Notwithstanding the foregoing, regulators might not allow for recovery of these amounts in a timely manner, or at all. In addition, Evergy Metro and Evergy Missouri West elected into plant-in service accounting (PISA) in Missouri effective as of January 1, 2019, which, by law, requires each company to keep base rates constant for three years following Evergy Metro's and Evergy Missouri West's last general rate case. These and other factors may result in under-recovery of costs or failure to earn the authorized return on investment, or both.
The Evergy Companies have also temporarily implemented policies, and in the future may implement additional policies, that are intended to ease the financial burden of the pandemic on customers, such as temporarily extending payment options and offering incentives for customer payments on overdue balances as well as the elimination of late payment fees and disconnections for non-payment. There is also the possibility that legislation or regulations could be enacted at the federal or state level that would further restrict the Evergy Companies' ability to discontinue service to customers in the event of non-payment or to collect amounts owed from customers for service provided. These measures could result in an overall increase in customer non-payment or delay in the timely receipt of customer payments, which could result in a significant increase in the Evergy Companies' credit loss expense or significant decrease in operating cash flows.
Evergy Kansas Central, Evergy Metro and Evergy Missouri West sell retail electric accounts receivable to independent outside investors as a source of liquidity. These arrangements include covenants that limit the extent to which accounts receivable can be delinquent or unpaid. A decrease in the amount of, or a delay in receiving, customer collections due to the COVID-19 pandemic or otherwise could, absent a waiver or amendment, result in a breach of these accounts receivable financing arrangements and require the Evergy Companies to repay any outstanding loans. Further, in 2020, the Evergy Companies have experienced lower retail electric sales as a result of decreases in weather-normalized commercial and industrial demand. To the extent that the Evergy Companies continue to experience lower electric sales, they may not have sufficient eligible receivables to maximize their borrowing capacity under their receivables sales facilities or could be required to repay additional portions of their borrowings under the facilities. In addition, the COVID-19 pandemic led to disruption and volatility in the financial markets, which in turn could impair the Evergy Companies' ability to access the capital markets or increase their cost of capital.
The Evergy Companies are planning to make significant capital expenditures and they regularly conduct maintenance on their facilities. The pandemic could disrupt the supply chains that provide services and equipment to the Evergy Companies as part of their capital expenditures or maintenance efforts. If the Evergy Companies' supply chains are disrupted, the Evergy Companies may be unable to perform necessary maintenance, which could result in increased costs as the Evergy Companies implement contingency plans to allow them to continue to operate. Supply chain interruptions may also increase the cost of maintenance and capital expenditures or result in the delay or cancellation of planned projects, any of which could have a material adverse impact on the Evergy Companies' results of operations.
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
In addition, the COVID-19 pandemic has changed the way the Evergy Companies operate and has increased the use of technology to enable remote-working arrangements, which may increase or expose previously unknown vulnerabilities. Public reports have also indicated an increase in cyberattacks in general since the start of the pandemic due, in part, to the increase in the number of employees working remotely and the proliferation of the different ways in which employees and third parties interact with the Evergy Companies' information technology infrastructure. A successful attack against the Evergy Companies or cyberattacks to interconnected utilities, municipalities, others or widespread attacks to the utility industry could result in disruption to the Evergy Companies' generation, transmission and distribution systems or to the electrical grid in general, reduce sales and could increase the cost of insurance coverage or result in a decline in the U.S. economy. Furthermore, insurance may not be adequate to cover any associated losses.

Any of these circumstances, or other impacts of the pandemic, could adversely affect customer demand or revenues, impact the ability of the Evergy Companies' suppliers, vendors or contractors to perform, or cause other unpredictable events, which could have a significant adverse impact on the results of operations, financial position, liquidity and cash flows of the Evergy Companies.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Generation Resources

					Unit Capability (MW) By Owner(a)
Station	Unit No.	Location	Year Completed	Fuel	Evergy Kansas Central	Evergy Metro	Evergy Missouri West	Total Company Generation	Renewable Purchased Power		Total Generation and Renewable Purchased Power
Renewable Generation:
Central Plains		Kansas	2009	Wind	99	—	—	99	—		99
Flat Ridge		Kansas	2009	Wind	50	—	—	50	50	(b)	100
Western Plains		Kansas	2017	Wind	281	—	—	281	—		281
Meridian Way		Kansas	2008	Wind	—	—	—	—	96	(b)	96
Ironwood		Kansas	2012	Wind	—	—	—	—	168	(b)	168
Post Rock		Kansas	2012	Wind	—	—	—	—	201	(b)	201
Cedar Bluff		Kansas	2015	Wind	—	—	—	—	199	(b)	199
Kay Wind		Oklahoma	2015	Wind	—	—	—	—	200	(b)	200
Soldier Creek		Kansas	2020	Wind	—	—	—	—	300	(b)	300
Ninnescah		Kansas	2016	Wind	—	—	—	—	208	(b)	208
Kingman 1		Kansas	2016	Wind	—	—	—	—	103	(b)	103
Kingman 2		Kansas	2016	Wind	—	—	—	—	103	(b)	103
Rolling Meadows		Kansas	2010	Landfill Gas	—	—	—	—	6	(b)	6
Hutch Solar		Kansas	2017	Solar	—	—	—	—	1	(b)	1
Ponderosa		Oklahoma	2020	Wind	—	—	—	—	198	(c)	198
Cimarron II		Kansas	2012	Wind	—	—	—	—	131	(d)	131
Cimarron Bend III		Kansas	2020	Wind	—	—	—	—	199	(e)	199
Spearville 1		Kansas	2006	Wind	—	101	—	101	—		101
Spearville 2		Kansas	2010	Wind	—	48	—	48	—		48
Spearville 3		Kansas	2012	Wind	—	—	—	—	101	(d)	101
Gray County		Kansas	2001	Wind	—	—	—	—	110	(f)	110
Ensign		Kansas	2012	Wind	—	—	—	—	99	(f)	99
Waverly		Kansas	2016	Wind	—	—	—	—	200	(d)	200
Slate Creek		Kansas	2015	Wind	—	—	—	—	150	(d)	150
Rock Creek		Missouri	2017	Wind	—	—	—	—	300	(g)	300
Osborn		Missouri	2016	Wind	—	—	—	—	201	(g)	201
Pratt		Kansas	2018	Wind	—	—	—	—	243	(g)	243
Greenwood Solar		Missouri	2016	Solar	—	—	3	3	—		3
Prairie Queen		Kansas	2019	Wind	—	—	—	—	200	(g)	200
CNPPID (NE) - Hydro		Nebraska	1941	Hydro	—	—	—	—	60	(d)	60
St Joseph Landfill		Missouri	2012	Landfill Gas	—	—	2	2	—		2
Total Renewable Generation:					430	149	5	584	3,827		4,411

						Unit Capability (MW) By Owner(a)
Station	Unit No.		Location	Year Completed	Fuel	Evergy Kansas Central	Evergy Metro	Evergy Missouri West	Total Company Generation	Renewable Purchased Power	Total Generation and Renewable Purchased Power
Nuclear:
Wolf Creek	1	(h)	Kansas	1985	Uranium	554	554	—	1,108	—	1,108
Total Nuclear:						554	554	—	1,108	—	1,108
Coal:
Jeffrey Energy Center			Kansas
Steam Turbines	1-3	(h)		1978, 1980 &1983	Coal	2,011	—	175	2,186	—	2,186
Lawrence Energy Center			Kansas
Steam Turbines	4 & 5			1960, 1971	Coal	485	—	—	485	—	485
La Cygne			Kansas
Steam Turbines	1 & 2	(h)(i)		1973, 1977	Coal	713	713	—	1,426	—	1,426
Iatan			Missouri
Steam Turbines	1 & 2	(h)		1980, 2010	Coal	—	974	284	1,258	—	1,258
Hawthorn			Missouri
Steam Turbines	5	(j)		1969	Coal	—	564	—	564	—	564
Total Coal:						3,209	2,251	459	5,919	—	5,919
Gas and Oil:
Emporia Energy Center			Kansas
Combustion Turbines	1 - 7			2008 - 2009	Natural Gas	654	—	—	654	—	654
Gordon Evans Energy Center			Kansas
Combustion Turbines	1 - 3			2000 - 2001	Natural Gas	292	—	—	292	—	292
Hutchinson Energy Center			Kansas
Combustion Turbines	1 - 3			1974	Natural Gas	158	—	—	158	—	158
	4			1975	Oil	58	—	—	58	—	58
Spring Creek Energy Center			Oklahoma
Combustion Turbines	1 - 4			2001	Natural Gas	270	—	—	270	—	270
State Line			Missouri
Combined Cycle	2-1, 2-2 & 2-3	(h)		2001	Natural Gas	200	—	—	200	—	200
Hawthorn			Missouri
Combined Cycle	6/9			2000	Natural Gas	—	225	—	225	—	225
Combustion Turbines	7 & 8			2000	Natural Gas	—	153	—	153	—	153

					Unit Capability (MW) By Owner(a)
Station	Unit No.	Location	Year Completed	Fuel	Evergy Kansas Central	Evergy Metro	Evergy Missouri West	Total Company Generation	Renewable Purchased Power	Total Generation and Renewable Purchased Power
Gas and Oil (continued):
West Gardner		Kansas
Combustion Turbines	1 - 4		2003	Natural Gas	—	313	—	313	—	313
Osawatomie		Kansas
Combustion Turbines	1		2003	Natural Gas	—	75	—	75	—	75
Ralph Green		Missouri
Combustion Turbines	3		1981	Natural Gas	—	—	69	69	—	69
Nevada		Missouri
Combustion Turbines	1		1974	Oil	—	—	18	18	—	18
Lake Road		Missouri
Combustion Turbines	1 - 3		1951, 1958 & 1962	Natural Gas	—	—	42	42	—	42
	5 - 7		1974, 1989 & 1990	Oil	—	—	89	89	—	89
Steam Turbines	4		1967	Natural Gas	—	—	97	97	—	97
Northeast		Missouri
Combustion Turbines	11 - 18		1972 - 1977	Oil	—	380	—	380	—	380
South Harper		Missouri
Combustion Turbines	1 - 3		2005	Natural Gas	—	—	313	313	—	313
Greenwood Energy Center		Missouri
Combustion Turbines	1 - 4		1975 - 1979	Natural Gas	—	—	234	234	—	234
Crossroads Energy Center		Mississippi
Combustion Turbines	1 - 4		2002	Natural Gas	—	—	295	295	—	295
Total Gas and Oil					1,632	1,146	1,157	3,935	—	3,935
Total					5,825	4,100	1,621	11,546	3,827	15,373
(a) Capability (except for wind generating facilities) represents estimated 2021 net generating capacity. Capability for wind generating facilities represents the nameplate capacity. Due to the intermittent nature of wind generation, these facilities are associated with a total of 1,802 MW of accredited generating capacity pursuant to SPP reliability standards.
(b) Evergy Kansas Central renewable power purchase agreement.
(c) Evergy Kansas Central and Evergy Metro renewable power purchase agreement.
(d) Evergy Metro renewable power purchase agreement.
(e) Evergy Kansas Central and Evergy Missouri West renewable power purchase agreement.
(f) Evergy Missouri West renewable power purchase agreement.
(g) Evergy Metro and Evergy Missouri West renewable power purchase agreement.
(h) Share of a jointly owned unit.
(i) In 1987, Evergy Kansas South entered into a sale-leaseback transaction involving its 50% interest in the La Cygne Unit 2. Evergy and Evergy Kansas Central consolidate the leasing entity as a variable interest entity (VIE). See Note 19 to the consolidated financial statements for more information.
(j) Although the plant was completed in 1969, a new boiler, air quality control equipment and an uprated turbine were placed in service at the Hawthorn Generating Station in 2001.

Transmission and Distribution Resources
Evergy's electric transmission system interconnects with systems of other utilities for reliability and to permit wholesale transactions with other electricity suppliers. Evergy has approximately 10,100 circuit miles of transmission lines, 39,800 circuit miles of overhead distribution lines and 13,000 circuit miles of underground distribution lines in Missouri and Kansas. Evergy has all material franchise rights necessary to sell electricity within its retail service territory. Evergy's transmission and distribution systems are routinely monitored for adequacy to meet customer needs. Management believes the current system has adequate capacity to serve customers.
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

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
EVERGY, INC.
Evergy's common stock is listed on the New York Stock Exchange under the symbol "EVRG." At February 19, 2021, Evergy's common stock was held by 21,707 shareholders of record.
Performance Graph
The following graph compares the performance of Evergy's common stock during the period that began on June 5, 2018 (the first day that Evergy's common stock traded), and ended on December 31, 2020, to the performance of the Standard & Poor's 500 Index (S&P 500) and the Standard & Poor's Electric Utility Index (S&P 500 Electric Utilities). The graph assumes a $100 investment in Evergy's common stock and in each of the indices at the beginning of the period and a reinvestment of dividends paid on such investments throughout the period.

CUMULATIVE TOTAL RETURN
Based on an initial investment of $100 on June 5, 2018, with dividends reinvested

$150
$140
$130
$120
$110
$100
$90
$80
06/05/18
12/31/18
12/31/19
12/31/20
Evergy, Inc.
S&P 500 Index
S&P 500 Electric Utilities

Purchases of Equity Securities
Evergy had no purchases of its equity securities during the three months ended December 31, 2020.
Dividend Restrictions
For information regarding dividend restrictions, see Note 18 to the consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended December 31	2020	2019	2018(b)	2017(b)	2016(b)
Evergy	(dollars in millions except per share amounts)
Operating revenues	$4,913	$5,148	$4,276	$2,571	$2,562
Net income	$630	$686	$546	$337	$361
Net income attributable to Evergy, Inc.	$618	$670	$536	$324	$347
Basic earnings per common share	$2.72	$2.80	$2.50	$2.27	$2.43
Diluted earnings per common share	$2.72	$2.79	$2.50	$2.27	$2.43
Total assets at year end	$27,115	$25,976	$25,598	$11,624	$11,487
Total long-term obligations at year end (a)	$9,785	$9,200	$7,472	$3,846	$3,699
Cash dividends per common share	$2.05	$1.93	$1.735	$1.60	$1.52
(a) Includes long-term debt, current maturities of long-term debt, finance leases, operating leases, long-term debt of VIEs and current maturities of long-term debt of VIEs. Obligations related to operating leases are only included beginning in 2019 due to Evergy's adoption of Topic 842, Leases. See Note 1 to the consolidated financial statements for additional information.
(b) On June 4, 2018, Evergy completed the mergers contemplated by the Amended Merger Agreement. The results of Great Plains Energy's direct subsidiaries have been included in Evergy's results from the date of the closing of the merger and thereafter. Evergy amounts for 2017 and 2016 reflect the results of operation and financial position of Evergy Kansas Central as the accounting acquirer in the merger transaction.
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following combined MD&A should be read in conjunction with the consolidated financial statements and accompanying notes in this combined annual report on Form 10-K. None of the registrants make any representation as to information related solely to Evergy, Evergy Kansas Central or Evergy Metro other than itself.

The following MD&A generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 can be found in MD&A in Part II, Item 7, of the Evergy Companies' combined annual report on Form 10-K for the fiscal year ended December 31, 2019.
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
Evergy Kansas Central, Evergy Kansas South, Evergy Metro and Evergy Missouri West conduct business in their respective service territories using the name Evergy. Collectively, the Evergy Companies have approximately 15,400 MWs of owned generating capacity and renewable power purchase agreements and engage in the generation, transmission, distribution and sale of electricity to approximately 1.6 million customers in the states of Kansas and Missouri. The Evergy Companies assess financial performance and allocate resources on a consolidated basis (i.e., operate in one segment).
Strategy
Evergy expects to continue operating its integrated utilities within the currently existing regulatory frameworks. In August 2020, Evergy announced a five-year Sustainability Transformation Plan, or STP, to optimize and enhance value creation for shareholders, customers, communities and employees. Significant elements of the plan include:
•targeting a reduction of approximately $330 million of operating and maintenance expense by 2024 from 2018 adjusted operating and maintenance expense (non-GAAP) (see "Non-GAAP Measures" within this Executive Summary for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure);
•targeting a reduction of approximately $145 million of fuel and purchased power expense between 2019 and 2024; and
•targeting approximately $8.9 billion of expected base capital investments through 2024. Of this amount, Evergy estimates approximately $2.9 billion to qualify for PISA in Missouri, and approximately $1.9 billion to be focused on FERC-jurisdictional improvements. See "Liquidity and Capital Resources; Capital Expenditures", for further information regarding Evergy's projected capital expenditures through 2024.
The STP also enhances Evergy's efforts to mitigate future strategic risk through the responsible and accelerated reduction of CO2 emissions. In 2020, Evergy achieved a reduction of CO2 emissions of approximately 50% from 2005 levels and announced a goal to achieve an 80% reduction from 2005 levels by 2050. The STP has the potential to reduce CO2 emissions by as much as 85% by 2030 compared to 2005 levels. The STP includes steps that would expedite CO2 emission reductions by pursuing constructive legislative and regulatory recovery mechanisms to facilitate the retirement of coal-fired generation and expansion of Evergy's wind and solar footprint, while maintaining reliability. The pace of CO2 emission reductions will ultimately be defined by continued collaboration with stakeholders as part of Evergy's triennial integrated resource plan. Furthermore, the trajectory and timing for reaching this goal could be impacted by political, legal and regulatory actions and applicable technology developments.
See "Cautionary Statements Regarding Certain Forward-Looking Information" and Part I, Item 1A, Risk Factors, for additional information.
Agreements with Elliott Investment Management L.P. and Bluescape Energy Partners, LLC
On February 25, 2021, Evergy entered into separate agreements with Bluescape Energy Partners, LLC, (Bluescape) Elliott Investment Management L.P. (Elliott) and affiliates of Elliott. As part of the agreement with Bluescape (the Bluescape Agreement), C. John Wilder, Executive Chairman of Bluescape, and Mary L. Landrieu, former U.S. Senator for Louisiana, will join the Evergy Board effective as of March 1, 2021.
In addition, pursuant to a securities purchase agreement, by and between Evergy and an affiliate of Bluescape, dated as of February 25, 2021 (the Bluescape Investment Agreement), Bluescape has agreed to purchase 2,269,447 shares of Evergy’s common stock for approximately $113.2 million and will receive a warrant to purchase up to 3,950,000 additional shares of Evergy’s common stock, in each case subject to satisfaction of customary closing conditions, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The warrant will have a term of three years and an exercise price equal to $64.70.
Each of Bluescape and Elliott also agreed to customary standstill, voting and other provisions in connection with the foregoing. The foregoing summaries of the Bluescape Agreement and the Bluescape Investment Agreement are qualified in their entirety by reference to the Bluescape Agreement and the Bluescape Investment Agreement, respectively, a copy of which is attached as Exhibit 10.1 and Exhibit 10.2, respectively, to Evergy’s Current Report on Form 8-K filed on February 26, 2021 and are incorporated herein by reference.
Impact of COVID-19
The COVID-19 pandemic has had, and may continue to have, a significant impact on the way that the Evergy Companies conduct their operations, including the implementation of social distancing and other preventative protocols and the direction of employees to work remotely when possible. Further, the spread of COVID-19 has resulted in efforts to contain the virus, such as quarantines, restrictions on travel, closures and the reduced operations of businesses, governmental agencies and other institutions. The pandemic, along with the efforts to contain the virus, has caused and could continue to cause an economic slowdown or recession, result in significant disruptions or reductions in various public, commercial or industrial activities and cause employee absences. In the states of Missouri and Kansas as well as certain counties and municipalities within the Evergy Companies' service territory, "stay-at-home" orders were in effect for parts of 2020 and could be implemented again in the future.
Governmental mandates that restrict the operation of businesses, governmental agencies and other institutions continue to remain in effect and a substantial portion of the Evergy Companies' service territory is also required to utilize preventative measures such as the wearing of face coverings while in public areas. The announcement in late 2020 of multiple COVID-19 vaccines with high expected effectiveness rates could serve to mitigate both the severity and ongoing duration of the COVID-19 outbreak. However, both the magnitude and timing of the impact of the COVID-19 vaccines is not yet known and could be subject to multiple factors including the available supply of vaccine, the vaccine adoption rate by the general public and the achievement of the vaccines' expected effectiveness rates. Management cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can it predict the severity and ongoing duration of its impact.
During 2020, Evergy experienced an overall reduction in demand and shift of usage away from customers with relatively higher load requirements, such as industrial and commercial customers, towards customers with relatively lower load requirements, such as residential customers. In 2020, approximately 39% of Evergy's total revenues came from residential customers and approximately 45% came from commercial and industrial customers, compared with approximately 37% from residential customers and 47% from commercial and industrial customers in 2019. The KCC and MPSC have established different prices for the Evergy Companies' residential, commercial and industrial customers and a similar change in demand across each customer class will have a different impact on earnings. As a result, the impacts to Evergy's earnings from a reduction in demand from industrial and commercial customers have been partially offset by an increase in demand from residential customers.
The Evergy Companies have also temporarily implemented policies, and in the future may implement additional policies, that are intended to ease the financial burden of the pandemic on customers. These policies, such as temporarily extending payment options and offering incentives for customer payments on overdue balances as well as the elimination of late payment fees and disconnections for non-payment, could lead to lower levels of operating cash flows compared to historical levels for the Evergy Companies. In addition, these policies, along with lower electric sales as a result of the overall reduction in demand discussed above, could also lead to the additional repayment of portions of the Evergy Companies' borrowings under receivable sale facilities.
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

In October 2020, Evergy Metro and Evergy Missouri West entered into a non-unanimous stipulation and agreement with the MPSC staff and other intervenors that would allow Evergy Metro and Evergy Missouri West to defer to a regulatory asset certain net incremental costs incurred associated with the COVID-19 pandemic for consideration in their next rate cases. The MPSC approved the AAO request in January 2021.
Evergy's management is actively monitoring the evolving impact of COVID-19 on its results of operations and developments affecting its workforce and suppliers and will take additional actions as it believes are warranted. The situation is continuously evolving and future impacts may materialize that are not yet known. Accordingly, the extent to which COVID-19 and the factors noted above may impact the results of operations, financial position, cash flows and liquidity of the Evergy Companies will depend on future developments that are highly uncertain and cannot be predicted, including new information concerning the severity and ongoing duration of the COVID-19 outbreak and the actions taken to contain it or to seek recovery of its impact, among others.
See "Cautionary Statements Regarding Certain Forward-Looking Information" and Part I, Item 1A, Risk Factors, for additional information.
February 2021 Winter Weather Event
In February 2021, much of the central and southern United States, including the service territories of the Evergy Companies, experienced a significant winter weather event that resulted in extremely cold temperatures over a multi-day period. This winter weather event resulted in an increase in the demand for natural gas used by the Evergy Companies for generating electricity and also contributed to the limited availability of other generation resources, including coal and renewables, within the SPP Integrated Marketplace. The Evergy Companies are members of the SPP and, as a result, principally sell and purchase power through the SPP’s Integrated Marketplace for the Evergy Companies’ retail electric customers. These circumstances resulted in higher than normal market prices for both natural gas and power for the duration of the winter weather event. Evergy estimates that as part of the winter weather event, it experienced an increase in natural gas and purchased power costs, net of wholesale revenues, of approximately $300 million. This $300 million increase in net fuel and purchased power costs was primarily driven by a $260 million increase in costs at Evergy Missouri West and a $100 million increase at Evergy Kansas Central, partially offset by a $60 million net increase in wholesale revenues at Evergy Metro. These amounts represent preliminary estimates and are still under development. Further, the final amount of purchased power costs incurred by the Evergy Companies is subject to final settlement pricing by the SPP Integrated Marketplace, which is currently expected to take an additional 30 to 45 days, though the ultimate timing is uncertain.
The Evergy Companies have fuel recovery mechanisms in their Kansas and Missouri jurisdictions, as applicable, that allow them to defer substantially all of any increased fuel and purchased power costs, net of wholesale revenues, to a regulatory asset for future recovery from customers. Further, in February 2021, the KCC issued an emergency order that would allow the Evergy Companies, as applicable, to defer to a regulatory asset any extraordinary costs incurred to continue providing electric service during the winter weather event for consideration in future rate proceedings. While the Evergy Companies expect to recover substantially all of any increased fuel and purchased power costs related to the winter weather event from customers, it is possible that the timing of the cost recovery could be delayed or spread over a longer than typical recovery timeframe by the KCC or the MPSC given the extraordinary nature of the winter weather event.
The Evergy Companies also engage in limited non-regulated energy marketing activities in various regional power markets that have historically not had a significant impact on the Evergy Companies’ results of operations. As a result of the elevated market prices experienced in regional power markets in February 2021 across the central and southern United States driven by the winter weather event discussed above, the Evergy Companies currently expect that their energy marketing margins will be higher in 2021 compared with historical results.

The full financial statement impact of the winter weather event is unknown and cannot be estimated at this time due in part to the timing of market settlement data. The Evergy Companies believe they have sufficient liquidity to pay any outstanding balances or fulfill collateral posting requirements related to purchases made during the winter storm event and to operate their retail electric businesses through their cash on hand and master credit facility with available borrowing capacity as of February 25, 2021 of approximately $2 billion.
Regulatory Proceedings
See Note 5 to the consolidated financial statements for information regarding regulatory proceedings.
Earnings Overview
The following table summarizes Evergy's net income and diluted earnings per share (EPS).

	2020	Change	2019
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$618.3	$(51.6)	$669.9
Earnings per common share, diluted	2.72	(0.07)	2.79
Net income attributable to Evergy, Inc. decreased in 2020, compared to 2019, primarily due to lower retail sales driven by unfavorable weather and a decrease in weather-normalized commercial and industrial demand primarily due to temporary business closures and hours of operation and capacity limitations as a result of COVID-19 that were partially offset by an increase in weather-normalized residential demand and higher depreciation expense and higher interest expense; partially offset by lower operating and maintenance expenses in 2020.
Diluted EPS decreased in 2020 compared to 2019, primarily due to the decrease in net income attributable to Evergy discussed above, partially offset by a lower number of diluted weighted average common shares outstanding in 2020, which increased EPS by $0.14 for 2020.
For additional information regarding the change in net income, refer to the Evergy Results of Operations section within this MD&A.
Adjusted Earnings (non-GAAP) and Adjusted EPS (non-GAAP)
Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) for 2020 were $705.5 million or $3.10 per share, respectively. For 2019, Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) were $694.0 million or $2.89 per share, respectively. In addition to net income attributable to Evergy, Inc. and diluted EPS, Evergy's management uses adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) to evaluate earnings and EPS without the costs resulting from rebranding, voluntary severance, advisor expenses and the revaluation of deferred tax assets and liabilities from a change in the Kansas corporate income tax rate.
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

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
	2020		2019
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$618.3	$2.72	$669.9	$2.79
Non-GAAP reconciling items:
Rebranding costs, pre-tax(a)	—	—	12.1	0.05
Voluntary severance costs, pre-tax(b)	66.3	0.29	19.8	0.08
Advisor expenses, pre-tax(c)	32.3	0.14	—	—
Income tax benefit(d)	(25.2)	(0.11)	(7.8)	(0.03)
Kansas corporate income tax change(e)	13.8	0.06	—	—
Adjusted earnings (non-GAAP)	$705.5	$3.10	$694.0	$2.89
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

2018 Adjusted Operating and Maintenance Expense
The following table provides a reconciliation between 2018 operating and maintenance expense and 2018 pro forma operating and maintenance expense as determined in accordance with GAAP and 2018 adjusted operating and maintenance expense (non-GAAP). Evergy's 2018 adjusted operating and maintenance expense (non-GAAP) is used as the base for targeted operating and maintenance expense reductions by 2024 as part of Evergy's STP.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate, or different estimates that could have been used, could have a material impact on Evergy's results of operations and financial position. Management has identified the following accounting policies as critical to the understanding of Evergy's results of operations and financial position. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Evergy Board.
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

			Impact on	Impact on
			Projected	2021
	Change in		Benefit	Pension
Actuarial assumption	Assumption		Obligation	Expense
			(millions)
Discount rate	0.5%	increase	$(221.2)	$(21.9)
Rate of return on plan assets	0.5%	increase	—	(8.2)
Rate of compensation	0.5%	increase	59.6	10.8
Discount rate	0.5%	decrease	255.5	24.4
Rate of return on plan assets	0.5%	decrease	—	8.2
Rate of compensation	0.5%	decrease	(51.6)	(10.0)
Pension expense for Evergy Kansas Central, Evergy Metro and Evergy Missouri West is recorded in accordance with rate orders from the KCC and MPSC. The orders allow the difference between pension costs under GAAP and pension costs for ratemaking to be recorded as a regulatory asset or liability with future ratemaking recovery or refunds, as appropriate.
In 2020, Evergy's pension expense was $129.5 million under GAAP and $159.1 million for ratemaking. The impact on 2021 pension expense in the table above reflects the impact on GAAP pension costs. Under the Evergy Companies' rate agreements, any increase or decrease in GAAP pension expense is deferred to a regulatory asset or liability for future ratemaking treatment. See Note 10 to the consolidated financial statements for additional information regarding the accounting for pensions.
Market conditions and interest rates significantly affect the future assets and liabilities of the plan. It is difficult to predict future pension costs, changes in pension liability and cash funding requirements due to the inherent uncertainty of market conditions.
Revenue Recognition
Evergy recognizes revenue on the sale of electricity to customers over time as the service is provided in the amount it has the right to invoice. Revenues recorded include electric services provided but not yet billed by Evergy. Unbilled revenues are recorded for kWh usage in the period following the customers' billing cycle to the end of the month. This estimate is based on net system kWh usage less actual billed kWhs. Evergy's estimated unbilled kWhs are allocated and priced by regulatory jurisdiction across the rate classes based on actual billing rates. Evergy's unbilled revenue estimate is affected by factors including fluctuations in energy demand, weather, line losses and changes in the composition of customer classes. See Note 4 to the consolidated financial statements for the balance of unbilled receivables for Evergy as of December 31, 2020 and 2019.
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
Accounting rules require goodwill to be tested for impairment annually and when an event occurs indicating the possibility that an impairment exists. The goodwill impairment test consists of comparing the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment. In the event that the carrying amount exceeds the fair value of the reporting unit, an impairment loss is recognized for the difference between the carrying amount of the reporting unit and its fair value. Evergy's consolidated operations are considered one reporting unit for assessment of impairment, as management assesses financial performance and allocates resources on a consolidated basis. The annual impairment test for the $2,336.6 million of goodwill from the Great Plains Energy and Evergy Kansas Central merger was conducted as of May 1, 2020. The fair value of the reporting unit substantially exceeded the carrying amount, including goodwill. As a result, there was no impairment of goodwill.
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
As of December 31, 2020 and 2019, Evergy had recorded AROs of $941.9 million and $674.1 million, respectively. See Note 7 to the consolidated financial statements for more information regarding Evergy's AROs.
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
The Evergy Companies primarily use coal and uranium for the generation of electricity for their customers and also purchase power through renewable power purchase agreements or on the open market. The prices for fuel used in generation or the market price of power purchases can fluctuate significantly due to a variety of factors including supply, demand, weather and the broader economic environment. Evergy Kansas Central, Evergy Metro and Evergy Missouri West have fuel recovery mechanisms in their Kansas and Missouri jurisdictions, as applicable, that allow them to defer and subsequently recover or refund, through customer rates, substantially all of the variance in net energy costs from the amount set in base rates without a general rate case proceeding.
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
See "Executive Summary - Impact of COVID-19" for information regarding the effects of COVID-19 on Evergy's results of operation and financial position.
The following table summarizes Evergy's comparative results of operations.

	2020	Change	2019
	(millions)
Operating revenues	$4,913.4	$(234.4)	$5,147.8
Fuel and purchased power	1,099.0	(166.0)	1,265.0
SPP network transmission costs	263.2	11.9	251.3
Operating and maintenance	1,163.0	(55.5)	1,218.5
Depreciation and amortization	880.1	18.4	861.7
Taxes other than income tax	364.2	(1.3)	365.5
Income from operations	1,143.9	(41.9)	1,185.8
Other expense, net	(36.1)	2.9	(39.0)
Interest expense	383.9	9.9	374.0
Income tax expense	102.2	5.2	97.0
Equity in earnings of equity method investees, net of income taxes	8.3	(1.5)	9.8
Net income	630.0	(55.6)	685.6
Less: Net income attributable to noncontrolling interests	11.7	(4.0)	15.7
Net income attributable to Evergy, Inc.	$618.3	$(51.6)	$669.9

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
The following table summarizes Evergy's utility gross margin and MWhs sold.

	Revenues and Expenses			MWhs Sold
Utility Gross Margin	2020	Change	2019	2020	Change	2019
Retail revenues	(millions)			(thousands)
Residential	$1,909.2	$1.1	$1,908.1	15,483	(9)	15,492
Commercial	1,641.7	(139.9)	1,781.6	16,995	(1,300)	18,295
Industrial	588.7	(32.9)	621.6	8,243	(327)	8,570
Other retail revenues	38.5	(8.6)	47.1	132	(7)	139
Total electric retail	4,178.1	(180.3)	4,358.4	40,853	(1,643)	42,496
Wholesale revenues	264.0	(63.5)	327.5	14,860	711	14,398
Transmission revenues	318.5	9.3	309.2	N/A	N/A	N/A
Other revenues	152.8	0.1	152.7	N/A	N/A	N/A
Operating revenues	4,913.4	(234.4)	5,147.8	55,713	(932)	56,894
Fuel and purchased power	(1,099.0)	166.0	(1,265.0)
SPP network transmission costs	(263.2)	(11.9)	(251.3)
Utility gross margin (a)	3,551.2	(80.3)	3,631.5
Operating and maintenance	(1,163.0)	55.5	(1,218.5)
Depreciation and amortization	(880.1)	(18.4)	(861.7)
Taxes other than income tax	(364.2)	1.3	(365.5)
Income from operations	$1,143.9	$(41.9)	$1,185.8
(a) Utility gross margin is a non-GAAP financial measure.  See explanation of utility gross margin above.
Evergy's utility gross margin decreased $80.3 million in 2020, compared to 2019, driven by:
•a $71.4 million decrease primarily due to lower retail sales driven by unfavorable weather (cooling degree days decreased 5% and heating degree days decreased 11%) and a decrease in weather-normalized commercial and industrial demand primarily due to temporary business closures and hours of operation and capacity limitations resulting from government restrictions to slow the spread of COVID-19 in 2020, partially offset by an increase in weather-normalized residential demand;
•a $14.4 million decrease in revenue recognized for the MEEIA earnings opportunity in 2020 related to the achievement of certain customer energy savings levels in the second cycle of Evergy Metro's and Evergy Missouri West's MEEIA programs; and

•a $5.9 million decrease related to Evergy Kansas Central's and Evergy Metro's transmission delivery charge (TDC) riders in 2020; partially offset by
•a $7.6 million increase in Evergy Metro's and Evergy Missouri West's MEEIA throughput disincentive in 2020 primarily driven by the cumulative amount of customer energy savings achieved in the second and third cycles of Evergy Metro's and Evergy Missouri West's MEEIA programs; and
•a $3.8 million increase for recovery of programs costs for energy efficiency programs under MEEIA in 2020, which have a direct offset in operating and maintenance expense.
Operating and Maintenance
Evergy's operating and maintenance expense decreased $55.5 million in 2020, compared to 2019, primarily driven by:
•a $44.2 million decrease in transmission and distribution operating and maintenance expense primarily due to $13.1 million of costs at Evergy Metro and Evergy Missouri West incurred from storms that occurred in January 2019, a $6.9 million decrease due to lower vegetation management expense at Evergy Kansas Central and Evergy Metro in 2020 and lower labor expense in 2020;
•a $37.4 million decrease in various administrative and general operating and maintenance expenses primarily driven by:
◦a $15.5 million decrease in labor and employee benefits expense that included lower employee headcount in 2020;
◦an $8.9 million decrease in outside services expenses including lower consulting and legal fees at Evergy Kansas Central and Evergy Metro in 2020; and
◦a $3.7 million decrease in property insurance expense due to a higher annual refund of nuclear insurance premiums received by Evergy Kansas Central and Evergy Metro in 2020 related to their ownership interest in Wolf Creek;
•a $27.2 million decrease in plant operating and maintenance expense at fossil-fuel generating units primarily due to:
◦a $14.5 million decrease at Evergy Metro driven by a $12.4 million decrease primarily due to outages at Hawthorn Station, Iatan Station and La Cygne Unit 2 as well as lower employee headcount in 2020; and
◦a $8.3 million decrease at Evergy Kansas Central primarily due to an $8.4 million write-off of a regulatory asset for costs incurred during the Jeffrey Energy Center (JEC) lease extension in 2019, a $6.0 million decrease related to maintenance outages at JEC, La Cygne Unit 2 and Lawrence Energy Center as well as lower employee headcount in 2020; partially offset by a $3.9 million asset write-off in 2020; and
•$12.1 million of external costs incurred to rebrand the legacy Westar Energy and KCP&L utility brands to Evergy in 2019; partially offset by
•a $46.7 million increase in voluntary severance expenses due to a $39.3 million increase at Evergy Kansas Central, Evergy Metro and Evergy Missouri West related to Evergy voluntary exit programs in 2020 and $7.4 million of voluntary severance expenses incurred in 2020 by Evergy Kansas Central and Evergy Metro related to Wolf Creek voluntary exit programs;
•$32.3 million of advisor expenses incurred in 2020 by Evergy associated with strategic planning; and
•a $3.8 million increase in program costs for energy efficiency programs under MEEIA in 2020, which have a direct offset in revenue.

Depreciation and Amortization
Evergy's depreciation and amortization increased $18.4 million in 2020, compared to 2019, primarily driven by capital additions at Evergy Kansas Central and Evergy Metro.
Other Expense, Net
Evergy's other expense, net decreased $2.9 million in 2020, compared to 2019, primarily driven by:
•a $15.0 million decrease due to higher Evergy Kansas Central and Evergy Metro equity allowance for funds used during construction (AFUDC) in 2020 primarily driven by lower short-term debt and higher construction work in progress balances in 2020; partially offset by
•a $10.3 million increase due to recording lower Evergy Kansas Central corporate-owned life insurance (COLI) benefits in 2020; and
•a $2.9 million increase primarily due to higher Evergy Metro pension non-service costs in 2020.
Interest Expense
Evergy's interest expense increased $9.9 million in 2020, compared to 2019, primarily driven by:
•a $35.3 million increase due to the issuance of Evergy's $1.6 billion of senior notes in September 2019;
•a $6.6 million net increase due to the issuance of Evergy Kansas Central's $500.0 million of 3.45% first mortgage bonds (FMBs) in April 2020, which increased interest expense by $12.6 million, partially offset by a $6.0 million decrease due to the repayment of Evergy Kansas Central's $250.0 million of 5.10% FMBs in May 2020; and
•a $5.4 million increase due to the issuance of Evergy Metro's $400.0 million of 2.25% Mortgage Bonds in May 2020; partially offset by
•a $29.5 million decrease primarily due to Evergy's borrowings under its $1.0 billion term loan credit agreement in 2019 and lower commercial paper balances and weighted-average interest rates on short-term borrowings at Evergy Kansas Central and Evergy Metro in 2020;
•a $4.6 million net decrease due to the repayment of Evergy Metro's $400.0 million of 7.15% Mortgage Bonds at maturity in April 2019, which decreased interest expense by $8.5 million, partially offset by a $3.9 million increase due to Evergy Metro's issuance of $400.0 million of 4.125% Mortgage Bonds in March 2019; and
•a $3.1 million net decrease due to the repayment of Evergy Kansas South's $300.0 million of 6.70% FMBs at maturity in June 2019, which decreased interest expense by $9.2 million, partially offset by a $6.1 million increase due to the issuance of Evergy Kansas Central's $300.0 million of 3.25% FMBs in August 2019.
Income Tax Expense
Evergy's income tax expense increased $5.2 million in 2020, compared to 2019, driven by a $13.8 million net increase due to the revaluation of deferred income tax assets and liabilities in the second quarter of 2020 due to the change in the Kansas corporate income tax rate, a $5.8 million valuation allowance reversal in 2019 primarily related to alternative minimum tax (AMT) credits and the expiration of certain state NOL carryforwards and a $3.9 million increase due to lower wind and other income tax credits in 2020; partially offset by a $13.3 million decrease due to lower Evergy pre-tax income in 2020 and a $5.1 million decrease due to flow-through items primarily driven by higher amortization of excess deferred income taxes.
See Note 20 to the consolidated financial statements for more information regarding the change in the Kansas corporate income tax rate.
EVERGY SIGNIFICANT BALANCE SHEET CHANGES
(December 31, 2020 compared to December 31, 2019)
•Evergy's cash and cash equivalents increased $121.7 million primarily due to proceeds from the issuance of Evergy Metro's $400.0 million of 2.25% Mortgage Bonds in May 2020 and the issuance of Evergy

Kansas Central's $500.0 million of 3.45% FMBs in April 2020 after the redemption of Evergy Kansas Central's $250.0 million of 5.10% FMBs in May 2020 and the repayment of certain short-term borrowings.
•Evergy's income tax receivable decreased by $22.6 million primarily due to Evergy's receipt of a federal AMT tax credit refund in the third quarter of 2020.
•Evergy's current maturities of long-term debt increased $185.3 million primarily due to the reclassification of Evergy's $350.0 million of 4.85% Senior Notes and Evergy Missouri West's $80.9 million of 8.27% Senior Notes from long-term to current, partially offset by the repayment of Evergy Kansas Central's $250.0 million of 5.10% FMBs in May 2020.
•Evergy's notes payable and commercial paper decreased $246.9 million primarily due to a $199.2 million decrease at Evergy Kansas Central and a $199.3 million decrease at Evergy Metro due to the repayment of short-term borrowings with funds from operations and with the issuance of Evergy Kansas Central's $500.0 million of 3.45% FMBs in April 2020 and Evergy Metro's $400.0 million of 2.25% Mortgage Bonds in May 2020, partially offset by a $180.0 million increase at Evergy, Inc. due to cash borrowings under its master credit facility.
•Evergy's accounts payable increased $125.2 million primarily due to the timing of cash payments, including for property tax payments, at Evergy Kansas Central and Evergy Metro.
•Evergy's regulatory liabilities - current decreased $37.2 million primarily due to a $30.2 million decrease in Evergy Kansas Central's regulatory liability for its fuel recovery mechanism due to refunds exceeding over-collections.
•Evergy's asset retirement obligations - current decreased $31.1 million primarily due to settlements incurred in 2020 and the expected timing of remediation at several Evergy Kansas Central and Evergy Metro ash ponds.
•Evergy's unamortized investment tax credits decreased $188.7 million primarily due to the revaluation of certain Kansas income tax credits due to the exemption of Evergy Kansas Central from Kansas corporate income tax beginning in 2021. See Note 20 to the consolidated financial statements for additional information.
•Evergy's asset retirement obligation - long-term increased $298.9 million primarily due to a $259.1 million increase due to the change in estimate of Evergy's ARO relating to the decommissioning of Wolf Creek.
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
Short-Term Borrowings
As of December 31, 2020, Evergy had $2.2 billion of available borrowing capacity from its master credit facility. The available borrowing capacity under the master credit facility consisted of $249.3 million for Evergy, Inc., $933.0 million for Evergy Kansas Central, $600.0 million for Evergy Metro and $383.0 million for Evergy Missouri West. Evergy Kansas Central's, Evergy Metro's and Evergy Missouri West's borrowing capacity under the master credit facility also supports their issuance of commercial paper. See Note 12 to the consolidated financial statements for more information regarding the master credit facility. Along with cash flows from operations and receivable sales facilities, Evergy generally uses borrowings under its master credit facility and the issuance of commercial paper to meet its day-to-day cash flow requirements.
Long-Term Debt and Equity Issuances
From time to time, Evergy issues long-term debt and equity to repay short-term debt, refinance maturing long-term debt and finance growth. As of December 31, 2020 and 2019, Evergy’s capital structure, excluding short-term debt, was as follows:

	December 31
	2020	2019
Common equity	47%	49%
Long-term debt, including VIEs	53%	51%
Under stipulations with the MPSC and KCC, Evergy, Evergy Kansas Central and Evergy Metro are required to maintain common equity at not less than 35%, 40% and 40%, respectively, of total capitalization. The master credit facility and certain debt instruments of the Evergy Companies also contain restrictions that require the maintenance of certain capitalization and leverage ratios. As of December 31, 2020, the Evergy Companies were in compliance with these covenants.
Significant Debt Issuances
See Note 13 to the consolidated financial statements for information regarding significant debt issuances.
Equity Issuance
See Note 18 to the consolidated financial statements for information regarding Evergy's securities purchase agreement with Bluescape to purchase Evergy's common stock in 2021.
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

As of February 25, 2021, the major credit rating agencies rated the Evergy Companies' securities as detailed in the following table.

	Moody's	S&P Global
	Investors Service(a)	Ratings(a)
Evergy
Outlook	Stable	Stable
Corporate Credit Rating	--	A-
Senior Unsecured Debt	Baa2	BBB+
Short-Term Rating	--	A-2

Evergy Kansas Central
Outlook	Stable	Stable
Corporate Credit Rating	Baa1	A-
Senior Secured Debt	A2	A
Commercial Paper	P-2	A-2

Evergy Kansas South
Outlook	Stable	Stable
Corporate Credit Rating	Baa1	A-
Senior Secured Debt	--	A
Short-Term Rating	P-2	A-2

Evergy Metro
Outlook	Stable	Stable
Corporate Credit Rating	Baa1	A
Senior Secured Debt	A2	A+
Senior Unsecured Debt	--	A
Commercial Paper	P-2	A-1

Evergy Missouri West
Outlook	Stable	Stable
Corporate Credit Rating	Baa2	A-
Senior Unsecured Debt	Baa2	A-
Commercial Paper	P-2	--
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

Evergy Kansas Central
In November 2018, Evergy Kansas Central filed an automatic shelf registration statement providing for the sale of unlimited amounts of unsecured debt securities and FMBs with the SEC, which expires in November 2021.
Evergy Metro
In November 2018, Evergy Metro filed an automatic shelf registration statement providing for the sale of unlimited amounts of unsecured notes and mortgage bonds with the SEC, which expires in November 2021.

The following table summarizes the regulatory short-term and long-term debt financing authorizations for Evergy Kansas Central, Evergy Kansas South, Evergy Metro and Evergy Missouri West and the remaining amount available under these authorizations as of December 31, 2020.

Type of Authorization	Commission	Expiration Date	Authorization Amount	Available Under Authorization
Evergy Kansas Central & Evergy Kansas South			(in millions)
Short-Term Debt	FERC	December 2022	$1,250.0	$1,200.0
Evergy Metro
Short-Term Debt	FERC	December 2022	$1,250.0	$1,250.0
Evergy Missouri West
Short-Term Debt	FERC	December 2022	$750.0	$585.0
Long-Term Debt(a)	FERC	February 2023	$1,000.0	$1,000.0
(a) Evergy Missouri West's application for long-term debt authority with FERC was approved in February 2021.
In addition to the above regulatory authorizations, the Evergy Kansas Central, Evergy Kansas South and Evergy Metro mortgages each contain provisions restricting the amount of FMBs or mortgage bonds, as applicable, that can be issued by each entity. Evergy Kansas Central, Evergy Kansas South and Evergy Metro must comply with these restrictions prior to the issuance of additional FMBs, mortgage bonds or other secured indebtedness.
Under the Evergy Kansas Central mortgage, the issuance of FMBs is subject to limitations based on the amount of bondable property additions. In addition, so long as any bonds issued prior to January 1, 1997, remain outstanding, the mortgage prohibits additional FMBs from being issued, except in connection with certain refundings, unless Evergy Kansas Central’s unconsolidated net earnings available for interest, depreciation and property retirement (which, as defined, does not include earnings or losses attributable to the ownership of securities of subsidiaries), for a period of 12 consecutive months within 15 months preceding the issuance, are not less than the greater of twice the annual interest charges on or 10% of the principal amount of all FMBs outstanding after giving effect to the proposed issuance. As of December 31, 2020, $780.6 million principal amount of additional FMBs could be issued under the most restrictive provisions in the mortgage, except in connection with certain refundings.
Under the Evergy Kansas South mortgage, the amount of FMBs authorized is limited to a maximum of $3.5 billion and the issuance of FMBs is subject to limitations based on the amount of bondable property additions. In addition, the mortgage prohibits additional FMBs from being issued, except in connection with certain refundings, unless Evergy Kansas South's net earnings before income taxes and before provision for retirement and depreciation of property for a period of 12 consecutive months within 15 months preceding the issuance are not less than either two and one-half times the annual interest charges on or 10% of the principal amount of all Evergy Kansas South FMBs outstanding after giving effect to the proposed issuance. As of December 31, 2020, approximately $2,828.6 million principal amount of additional Evergy Kansas South FMBs could be issued under the most restrictive provisions in the mortgage, except in connection with certain refundings.

Under the General Mortgage Indenture and Deed of Trust dated as of December 1, 1986, as supplemented (Evergy Metro Mortgage Indenture), additional Evergy Metro mortgage bonds may be issued on the basis of 75% of property additions or retired bonds. As of December 31, 2020, approximately $4,733.1 million principal amount of additional Evergy Metro mortgage bonds could be issued under the most restrictive provisions in the mortgage.

Cash and Cash Equivalents
At December 31, 2020, Evergy had approximately $144.9 million of cash and cash equivalents on hand.

Capital Requirements
Capital Expenditures
Evergy requires significant capital investments and expects to need cash for the STP as well as other utility construction programs designed to improve and expand facilities related to providing electric service, which include, but are not limited to, expenditures to develop new transmission lines and improvements to power plants, transmission and distribution lines and equipment. See "Executive Summary - Strategy", above for further information regarding the STP. Evergy's capital expenditures were $1,560.3 million, $1,210.1 million and $1,069.7 million in 2020, 2019 and 2018, respectively.
Capital expenditures projected for the next five years, excluding AFUDC and including costs of removal, are detailed in the following table. This capital expenditure plan is subject to continual review and change.

	2021	2022	2023	2024	2025
	(millions)
Generating facilities - new renewable generation	$—	$—	$337.0	$338.0	$—
Generating facilities - other	319.0	306.0	264.0	186.0	236.0
Transmission facilities	629.0	590.0	567.0	513.0	734.0
Distribution facilities	648.0	656.0	481.0	487.0	624.0
General facilities	284.0	283.0	248.0	214.0	256.0
Total capital expenditures	$1,880.0	$1,835.0	$1,897.0	$1,738.0	$1,850.0
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
The information in the following table is provided to summarize Evergy's cash obligations and commercial commitments.

Payment due by period	2021	2022	2023	2024	2025	After 2025	Total
Long-term debt	(millions)
Principal	$432.0	$387.5	$439.5	$800.0	$636.0	$6,906.8	$9,601.8
Interest	350.2	327.1	311.9	302.6	282.6	4,201.3	5,775.7
Long-term debt of VIEs
Principal	18.8	—	—	—	—	—	18.8
Interest	0.2	—	—	—	—	—	0.2
Lease commitments
Operating leases	18.5	15.3	12.2	10.4	7.9	37.3	101.6
Finance leases	8.8	7.3	6.6	5.3	4.6	42.4	75.0
Pension and other post-retirement plans (a)	135.7	135.7	135.7	135.7	135.7	(a)	678.5
Purchase commitments
Fuel	311.2	118.3	134.6	97.6	88.4	94.0	844.1
Power	62.4	62.6	63.2	57.6	58.0	349.7	653.5
Other	135.4	25.7	19.3	23.6	21.9	86.0	311.9
Total contractual commitments (a)	$1,473.2	$1,079.5	$1,123.0	$1,432.8	$1,235.1	$11,717.5	$18,061.1
(a)    Evergy expects to make contributions to the pension and other post-retirement plans beyond 2025 but the amounts are not yet determined.
Long-term debt includes current maturities. Long-term debt principal excludes $84.9 million of unamortized net discounts and debt issuance costs and a $110.4 million fair value adjustment recorded in connection with purchase accounting for the Great Plains Energy and Evergy Kansas Central merger that was completed in June 2018. Variable rate interest obligations are based on rates as of December 31, 2020.
Operating lease commitments include leases for office buildings, computer equipment, operating facilities, vehicles and rail cars to serve jointly-owned generating units where Evergy Kansas Central or Evergy Metro is the managing partner and is reimbursed by other joint-owners for its proportionate share of the cost. Finance lease commitments include obligations for both principal and interest.
Evergy expects to contribute $135.7 million to the pension and other post-retirement plans in 2021, of which the majority is expected to be paid by Evergy Kansas Central and Evergy Metro. Additional contributions to the plans are expected beyond 2025 in amounts at least sufficient to meet the greater of Employee Retirement Income Security Act of 1974, as amended (ERISA) or regulatory funding requirements; however, these amounts have not yet been determined. Amounts for years after 2021 are estimates based on information available in determining the amount for 2021. Actual amounts for years after 2021 could be significantly different than the estimated amounts in the table above.
Fuel commitments consist of commitments for nuclear fuel, coal and coal transportation costs. Power commitments consist of certain commitments for renewable energy under power purchase agreements, capacity purchases and firm transmission service. Other represents individual commitments entered into in the ordinary course of business.
Evergy has other insignificant long-term liabilities recorded on its consolidated balance sheet at December 31, 2020, which do not have a definitive cash payout date and are not included in the table above.
Common Stock Dividends
The amount and timing of dividends payable on Evergy's common stock are within the sole discretion of the Evergy Board. The amount and timing of dividends declared by the Evergy Board will be dependent on considerations such as Evergy's earnings, financial position, cash flows, capitalization ratios, regulation, reinvestment opportunities and debt covenants. Evergy targets a long-term dividend payout ratio of 60% to 70% of earnings. See Note 1 to the consolidated financial statements for information on the common stock dividend declared by the Evergy Board in February 2021.
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
At December 31, 2020, Evergy has provided $140.0 million of credit support for certain of its subsidiaries as follows:
•Evergy direct guarantees to Evergy Kansas Central and Evergy Metro counterparties for certain fuel supply contracts totaling $48.0 million, which expire in 2027; and
•Evergy's guarantee of Evergy Missouri West long-term debt totaling $92.0 million, which includes debt with maturity dates ranging from 2021 to 2023.
Evergy has also guaranteed Evergy Missouri West's short-term debt, including its commercial paper program. At December 31, 2020, Evergy Missouri West had $65.0 million of commercial paper outstanding. None of the guaranteed obligations are subject to default or prepayment if Evergy Missouri West's credit ratings were downgraded.
The Evergy Companies also have off-balance sheet arrangements in the form of letters of credit entered into in the ordinary course of business.
Cash Flows
The following table presents Evergy's cash flows from operating, investing and financing activities.

	2020	2019
	(millions)
Cash flows from operating activities	$1,753.8	$1,749.0
Cash flows from (used in) investing activities	(1,533.7)	(1,080.3)
Cash flows used in financing activities	(98.4)	(805.8)
Cash Flows from Operating Activities
Evergy's cash flows from operating activities increased $4.8 million in 2020 compared to 2019 primarily driven by:
•a $99.5 million increase due to the the timing of cash payments made to taxing authorities for property tax payments as well as various suppliers and other service providers for goods and services purchased in the ordinary course of business;
•a $64.3 million one-time refund made to certain Evergy Metro and Evergy Missouri West customers in 2019 reflecting customer benefits associated with the Tax Cuts and Jobs Act;
•a $41.3 million increase in cash receipts for net tax refunds in 2020 primarily driven by a $57.2 million increase in refunds related to federal AMT credits;
•$34.6 million in payments made for a Wolf Creek refueling outage in 2019; and
•an $8.8 million decrease in payments made for rebranding costs in 2020 related to rebranding the legacy Westar Energy and KCP&L utility brands to Evergy in 2019; partially offset by
•a $185.6 million decrease in cash receipts for retail electric sales in 2020 primarily driven by lower retail sales as a result of unfavorable weather and a decrease in weather-normalized commercial and industrial demand primarily due to temporary business closures and hours of operation and capacity limitations resulting from government restrictions to slow the spread of COVID-19 in 2020;
•a $38.1 million increase in interest payments in 2020 primarily due to payments made in March and September of 2020 on Evergy's $1.6 billion of senior notes issued in September 2019; and
•$27.6 million in cash payments to advisors associated with strategic planning in 2020.
Cash Flows used in Investing Activities
Evergy's cash flows used in investing activities increased $453.4 million in 2020 compared to 2019 primarily driven by:
•a $350.2 million increase in additions to property, plant and equipment due to increases at Evergy Kansas Central, Evergy Metro and Evergy Missouri West of $122.9 million, $120.4 million and $107.0 million, respectively, primarily due to increased spending for a variety of capital projects including transmission infrastructure additions, customer meters and a customer billing system; and
•a decrease of $95.8 million in proceeds from COLI investments, primarily from Evergy Kansas Central due to a higher number of policy settlements in 2019.

Cash Flows used in Financing Activities
Evergy's cash flows used in financing activities decreased $707.4 million in 2020 compared to 2019 primarily driven by:
•$1,628.7 million of common stock repurchased as a result of Evergy's share repurchase program in 2019;
•a $450.0 million decrease in retirements of long-term debt, net due to Evergy Metro's repayment of $400.0 million of 7.15% Mortgage Bonds in April 2019 and Evergy Kansas South's repayment of its $300.0 million of 6.70% FMBs in June 2019; partially offset by Evergy Kansas Central's repayment of its $250.0 million of 5.10% FMBs in May 2020;
•a $72.7 million decrease in the repayment of borrowings against cash surrender value of corporate-owned life insurance primarily due to a higher number of policy settlements in 2019; and
•a $69.8 million payment for the settlement of an interest rate swap accounted for as a cash flow hedge of Evergy's $800.0 million of 2.90% Senior Notes issued in September 2019; partially offset by
•a $1,483.9 million decrease in proceeds from long-term debt, net primarily due to Evergy's issuance of $800.0 million of 2.45% Senior Notes and $800.0 million of 2.90% Senior Notes in September 2019.
EVERGY KANSAS CENTRAL, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Kansas Central is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) to Form 10-K.
The following table summarizes Evergy Kansas Central's comparative results of operations.

	2020	Change	2019
	(millions)
Operating revenues	$2,418.1	$(89.3)	$2,507.4
Fuel and purchased power	427.6	(65.4)	493.0
SPP network transmission costs	263.2	11.9	251.3
Operating and maintenance	513.6	(16.9)	530.5
Depreciation and amortization	453.1	9.3	443.8
Taxes other than income tax	193.3	1.0	192.3
Income from operations	567.3	(29.2)	596.5
Other expense, net	(12.7)	0.2	(12.9)
Interest expense	167.6	(9.4)	177.0
Income tax expense	155.8	103.7	52.1
Equity in earnings of equity method investees, net of income taxes	4.6	—	4.6
Net income	235.8	(123.3)	359.1
Less: Net income attributable to noncontrolling interests	11.7	(4.0)	15.7
Net income attributable to Evergy Kansas Central, Inc.	$224.1	$(119.3)	$343.4

Evergy Kansas Central Utility Gross Margin and MWh Sales
The following table summarizes Evergy Kansas Central's utility gross margin and MWhs sold.

	Revenues and Expenses			MWhs Sold
	2020	Change	2019	2020	Change	2019
Retail revenues	(millions)			(thousands)
Residential	$801.2	$7.3	$793.9	6,491	31	6,460
Commercial	665.6	(43.5)	709.1	6,875	(524)	7,399
Industrial	379.9	(21.4)	401.3	5,242	(380)	5,622
Other retail revenues	17.7	(3.3)	21.0	41	(4)	45
Total electric retail	1,864.4	(60.9)	1,925.3	18,649	(877)	19,526
Wholesale revenues	215.4	(24.5)	239.9	7,851	311	7,540
Transmission revenues	287.3	14.0	273.3	N/A	N/A	N/A
Other revenues	51.0	(17.9)	68.9	N/A	N/A	N/A
Operating revenues	2,418.1	(89.3)	2,507.4	26,500	(566)	27,066
Fuel and purchased power	(427.6)	65.4	(493.0)
SPP network transmission costs	(263.2)	(11.9)	(251.3)
Utility gross margin (a)	1,727.3	(35.8)	1,763.1
Operating and maintenance	(513.6)	16.9	(530.5)
Depreciation and amortization	(453.1)	(9.3)	(443.8)
Taxes other than income tax	(193.3)	(1.0)	(192.3)
Income from operations	$567.3	$(29.2)	$596.5
(a)Utility gross margin is a non-GAAP financial measure.  See explanation of utility gross margin under Evergy's Results of Operations.
Evergy Kansas Central's utility gross margin decreased $35.8 million in 2020, compared to 2019, driven by:
•a $27.2 million decrease primarily due to lower retail sales driven by unfavorable weather (cooling degree days decreased 5% and heating degree days decreased 10%) and a decrease in weather-normalized commercial and industrial demand primarily due to temporary business closures and hours of operation and capacity limitations resulting from government restrictions to slow the spread of COVID-19 in 2020, partially offset by an increase in weather-normalized residential demand; and
•an $8.6 million decrease related to Evergy Kansas Central's TDC rider in 2020.
Evergy Kansas Central Operating and Maintenance
Evergy Kansas Central's operating and maintenance expense decreased $16.9 million in 2020, compared to 2019, primarily driven by:
•a $13.6 million decrease in transmission and distribution operating and maintenance expense primarily due to lower labor expense in 2020 and a $3.4 million decrease due to lower vegetation management expense in 2020;
•a $13.2 million decrease in various administrative and general operating and maintenance expenses primarily driven by a $15.4 million decrease in labor and employee benefits expense that included lower employee headcount in 2020 and a $1.9 million decrease in property insurance expense due to a higher annual refund of nuclear insurance premiums received by Evergy Kansas Central related to its indirect ownership interest in Wolf Creek; and
•an $8.3 million decrease in plant operating and maintenance expense at fossil-fuel generating units primarily due to an $8.4 million write-off of a regulatory asset for costs incurred during the JEC lease extension in 2019, a $6.0 million decrease related to maintenance outages at JEC, La Cygne Unit 2 and Lawrence Energy Center as well as lower employee headcount in 2020; partially offset by a $3.9 million asset write-off in 2020; partially offset by

•a $22.8 million increase in voluntary severance expenses due to a $19.1 million increase related to Evergy voluntary exit programs in 2020 and $3.7 million of voluntary severance expenses incurred in 2020 related to Wolf Creek voluntary exit programs.
Evergy Kansas Central Depreciation and Amortization
Evergy Kansas Central's depreciation and amortization expense increased $9.3 million in 2020, compared to 2019, primarily driven by capital additions.
Evergy Kansas Central Interest Expense
Evergy Kansas Central's interest expense decreased $9.4 million in 2020, compared to 2019, primarily driven by:
•an $11.9 million decrease due to lower commercial paper balances and weighted-average interest rates on short-term borrowings in 2020; and
•a $3.1 million net decrease due to the repayment of Evergy Kansas South's $300.0 million of 6.70% FMBs at maturity in June 2019, which decreased interest expense by $9.2 million, partially offset by a $6.1 million increase due to the issuance of Evergy Kansas Central's $300.0 million of 3.25% FMBs in August 2019; partially offset by
•a $6.6 million net increase due to the issuance of Evergy Kansas Central's $500.0 million of 3.45% FMBs in April 2020, which increased interest expense by $12.6 million, partially offset by a $6.0 million decrease due to the repayment of Evergy Kansas Central's $250.0 million of 5.10% FMBs in May 2020.
Evergy Kansas Central Income Tax Expense
Evergy Kansas Central's income tax expense increased $103.7 million in 2020, compared to 2019, primarily driven by a $109.0 million net increase due to the revaluation of deferred income tax assets and liabilities in the second quarter of 2020 due to the change in the Kansas corporate income tax rate, partially offset by a $5.2 million decrease due to lower pre-tax income in 2020.
See Note 20 to the consolidated financial statements for more information regarding the change in the Kansas corporate income tax rate.
EVERGY METRO, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Metro is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) to Form 10-K.
The following table summarizes Evergy Metro's comparative results of operations.

	2020	Change	2019
	(millions)
Operating revenues	$1,705.6	$(100.9)	$1,806.5
Fuel and purchased power	416.1	(66.0)	482.1
Operating and maintenance	407.5	(44.4)	451.9
Depreciation and amortization	326.1	7.7	318.4
Taxes other than income tax	121.6	(6.0)	127.6
Income from operations	434.3	7.8	426.5
Other expense, net	(14.9)	0.9	(15.8)
Interest expense	113.6	(6.2)	119.8
Income tax expense	7.1	(28.6)	35.7
Net income	$298.7	$43.5	$255.2

Evergy Metro Utility Gross Margin and MWh Sales
The following table summarizes Evergy Metro's utility gross margin and MWhs sold.

	Revenues and Expenses			MWhs Sold
	2020	Change	2019	2020	Change	2019
Retail revenues	(millions)			(thousands)
Residential	$714.7	2.3	$712.4	5,430	5	5,425
Commercial	717.1	(69.0)	786.1	7,028	(595)	7,623
Industrial	128.8	(8.1)	136.9	1,695	(18)	1,713
Other retail revenues	11.7	(4.6)	16.3	71	(4)	75
Total electric retail	1,572.3	(79.4)	1,651.7	14,224	(612)	14,836
Wholesale revenues	35.0	(35.9)	70.9	5,957	(141)	6,098
Transmission revenues	13.9	(3.6)	17.5	N/A	N/A	N/A
Other revenues	84.4	18.0	66.4	N/A	N/A	N/A
Operating revenues	1,705.6	(100.9)	1,806.5	20,181	(753)	20,934
Fuel and purchased power	(416.1)	66.0	(482.1)
Utility gross margin (a)	1,289.5	(34.9)	1,324.4
Operating and maintenance	(407.5)	44.4	(451.9)
Depreciation and amortization	(326.1)	(7.7)	(318.4)
Taxes other than income tax	(121.6)	6.0	(127.6)
Income from operations	$434.3	$42.7	$426.5
(a) Utility gross margin is a non-GAAP financial measure.  See explanation of utility gross margin under Evergy's Results of Operations.
Evergy Metro's utility gross margin decreased $34.9 million in 2020, compared to 2019, driven by:
•a $35.4 million decrease primarily due to lower retail sales driven by unfavorable weather (cooling degree days decreased 5% and heating degree days decreased 12%) and a decrease in weather-normalized commercial and industrial demand primarily due to temporary business closures and hours of operation and capacity limitations resulting from government restrictions to slow the spread of COVID-19 in 2020, partially offset by an increase in weather-normalized residential demand; and
•a $6.4 million decrease in revenue recognized for the MEEIA earnings opportunity in 2020 related to the achievement of certain customer energy savings levels in the second cycle of Evergy Metro's MEEIA program; partially offset by
•a $4.4 million increase in MEEIA throughput disincentive in 2020 primarily driven by the cumulative amount of customer energy savings achieved in the second and third cycles of Evergy Metro's MEEIA program; and
•a $2.5 million increase for recovery of programs costs for energy efficiency programs under MEEIA, which have a direct offset in operating and maintenance expense.
Evergy Metro Operating and Maintenance
Evergy Metro's operating and maintenance expense decreased $44.4 million in 2020, compared to 2019, primarily driven by:
•a $26.7 million decrease in transmission and distribution operating and maintenance expense primarily due to $11.7 million of costs incurred from storms that occurred in January 2019, a $3.5 million decrease due to lower vegetation management expense in 2020 and lower labor expense in 2020;
•a $14.0 million decrease in various administrative and general operating and maintenance expenses primarily due to a $4.7 million decrease in credit loss expense due to lower levels of customer disconnections in 2020, a $3.9 million decrease in outside services expenses including lower consulting and legal fees in 2020 and a $1.8 million decrease in property insurance expense due to a higher annual refund of nuclear insurance premiums received by Evergy Metro related to its ownership interest in Wolf Creek in the first quarter of 2020; and

•a $14.5 million decrease in plant operating and maintenance expense at fossil-fuel generating units driven by a $12.4 million decrease primarily due to outages at Hawthorn Station, Iatan Station and La Cygne Unit 2 as well as lower employee headcount in 2020; partially offset by
•a $17.8 million increase in voluntary severance expenses due to a $14.1 million increase related to Evergy voluntary exit programs in 2020 and $3.7 million of voluntary severance expenses incurred in 2020 related to Wolf Creek voluntary exit programs; and
•a $2.5 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue.
Evergy Metro Depreciation and Amortization
Evergy Metro's depreciation and amortization increased $7.7 million in 2020, compared to 2019, primarily driven by capital additions.
Evergy Metro Other Expense, Net
Evergy Metro's other expense, net decreased $0.9 million in 2020, compared to the same period in 2019, primarily driven by:
•a $5.8 million increase in equity AFUDC in 2020 primarily driven by lower short-term debt and higher construction work in progress balances in 2020; partially offset by
•a $3.3 million increase in pension non-service costs in 2020.
Evergy Metro Interest Expense
Evergy Metro's interest expense decreased $6.2 million in 2020, compared to 2019, primarily driven by:
•a $4.6 million net decrease due to the repayment of Evergy Metro's $400.0 million of 7.15% Mortgage Bonds at maturity in April 2019, which decreased interest expense by $8.5 million, partially offset by a $3.9 million increase due to Evergy Metro's issuance of $400.0 million of 4.125% Mortgage Bonds in March 2019; and
•a $3.8 million decrease due to lower commercial paper balances and weighted-average interest rates on short-term borrowings in 2020; partially offset by
•a $5.4 million increase due to the issuance of Evergy Metro's $400.0 million of 2.25% Mortgage Bonds in May 2020.
Evergy Metro Income Tax Expense
Evergy Metro's income tax expense decreased $28.6 million in 2020, compared to 2019, primarily driven by a $32.2 million net decrease due to the revaluation of deferred income tax assets and liabilities in the second quarter of 2020 due to the change in the Kansas corporate income tax rate, partially offset by a $3.9 million increase due to higher pre-tax income in 2020.
See Note 20 to the consolidated financial statements for more information regarding the change in the Kansas corporate income tax rate.
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
The Evergy Companies are exposed to market risks associated with commodity price and supply, interest rates and security prices. Commodity price risk is the potential adverse price impact related to the purchase or sale of electricity and energy-related products. Credit risk is the potential adverse financial impact resulting from non-performance by a counterparty of its contractual obligations. Interest rate risk is the potential adverse financial impact related to changes in interest rates. In addition, Evergy's investments in trusts to fund nuclear plant decommissioning and to fund non-qualified retirement benefits give rise to security price risk.
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
Commodity Price Risk
The Evergy Companies engage in the wholesale and retail sale of electricity as part of their regulated electric operations in addition to limited energy marketing activities. These activities expose the Evergy Companies to risks associated with the price of electricity and other energy-related products. Exposure to these risks is affected by a number of factors including the quantity and availability of fuel used for generation and the quantity of electricity customers consume. Customers' electricity usage could also vary from year to year based on the weather or other factors. Quantities of fossil fuel used for generation vary from year to year based on the availability, price and deliverability of a given fuel type as well as planned and unplanned outages at facilities that use fossil fuels. Evergy's exposure to fluctuations in these factors is limited by the cost-based regulation of its regulated operations in Kansas and Missouri as these operations are typically allowed to recover substantially all of these costs through fuel recovery mechanisms. While there may be a delay in timing between when these costs are incurred and when they are recovered through rates, changes from year to year generally do not have a material impact on operating results.
Interest Rate Risk
Evergy manages interest rate risk and short- and long-term liquidity by limiting its exposure to variable interest rate debt to a percentage of total debt, diversifying maturity dates and, from time to time, entering into interest rate hedging transactions. At December 31, 2020, 3% of Evergy's long-term debt was variable rate debt. Evergy also has short-term borrowings and current maturities of fixed rate debt that are exposed to interest rate risk. Evergy computes and presents information regarding the sensitivity to changes in interest rates for variable rate debt and current maturities of fixed rate debt by assuming a 100-basis-point change in the current interest rates applicable to such debt over the remaining time the debt is outstanding.
Evergy had $1,038.7 million of variable rate debt, including notes payable, commercial paper and current maturities of fixed rate debt as of December 31, 2020. A 100-basis-point change in interest rates applicable to this debt would impact income before income taxes on an annualized basis by approximately $6.2 million.
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

Investment Risk
Evergy maintains trust funds, as required by the NRC, to fund its 94% share of decommissioning the Wolf Creek nuclear power plant and also maintains trusts to fund pension benefits as well as certain non-qualified retirement benefits. As of December 31, 2020, these funds were primarily invested in a diversified mix of equity and debt securities and reflected at fair value on Evergy's balance sheet. The equity securities in the trusts are exposed to price fluctuations in equity markets and the value of debt securities are exposed to changes in interest rates and other market factors.
As nuclear decommissioning costs are currently recovered in customer rates, Evergy defers both realized and unrealized gains and losses for these securities as an offset to its regulatory liability for decommissioning Wolf Creek and as such, fluctuations in the value of these securities do not impact earnings. A significant decline in the value of pension or non-qualified retirement assets could require Evergy to increase funding of its pension plans in future periods, which could adversely affect cash flows in those periods. In addition, a decline in the fair value of these plan assets, in the absence of additional cash contributions to the plans by Evergy, could increase the amount of pension cost required to be recorded in future periods by Evergy.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Evergy, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Evergy, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
When the Company retires a regulated plant, the Company must assess the probability of recovery of the regulated plant, which is dependent upon amounts that may be recovered through regulated rates, including any return. Pending receipt of regulatory approval for the retirement and/or recovery of the affected plants, accounting for early retirements of regulated plants involves judgment related to the nature of the early retirement and the likelihood that the Company will recover its remaining investment in these retired generating plants with a return. Auditing the judgments related to the nature and likelihood of the retirement and the probability of recovering the generating plant investment with a return involves especially subjective and complex judgment.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:
•We tested the effectiveness of management's controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred as property, plant, and equipment and deferred as regulatory assets and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities.
•We tested the effectiveness of management's controls over the initial recognition of amounts as property, plant, and equipment; regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates, including Company management's determination of the likelihood of recovery of the full investment of certain regulated plants and probability of refunding amounts previously collected from customers related to certain regulated plants.
•We evaluated the Company's disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
•We evaluated external information and compared it to management's recorded regulatory asset and liability balances for completeness. Such external information included relevant regulatory orders issued by the Commissions for the Company and other public utilities in Kansas and Missouri, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions' treatment of similar costs under similar circumstances.
•For regulatory matters in process, including those that could impact the early retirement of regulated plants, we inspected the Company's filings with the Commissions and the filings with the Commissions by intervenors that may impact the Company's future rates, for any evidence that might contradict management's assertions.
•We evaluated the reasonableness of management's judgments for potential indicators of abandonment by performing the following:
◦We inquired of management about property, plant, and equipment that may be abandoned.
◦We inspected the capital projects budget and construction-in-process listings and inquired of management to identify projects that are designed to replace assets that may be retired prior to the end of the useful life.
◦We inspected minutes of the board of directors and regulatory orders and other filings with the Commissions to identify any evidence that may contradict management's assertion regarding probability of an abandonment.
•We compared actual spend for projects that have been capitalized to property, plant, and equipment to budget. We evaluated regulatory filings for any evidence that intervenors are challenging full recovery of the cost of any capital projects. For significant projects that were over budget or if full recovery of project costs is being challenged by intervenors, we evaluated management's assessment of the probability of a disallowance. We tested selected costs included in the capitalized project costs for completeness and accuracy.
•We evaluated management's analysis, and letters from internal and external legal counsel, as appropriate, regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management's assertion that amounts are probable of recovery or a future reduction in rates.
•We evaluated management's conclusions for the probable recovery of the retired regulated plant investment with a return. We evaluated management's conclusions regarding the accounting for the abandonment of certain regulated plants and the impact of recent rate orders on the accounting.
/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 26, 2021

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Evergy Kansas Central, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Evergy Kansas Central, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
Rate Matters and Regulation - Impact of Rate Regulation on the Financial Statements - Refer to Notes 1 and 5 to the financial statements
Critical Audit Matter Description
The Company is subject to rate regulation by the Kansas Corporation Commission (the "Commission"), which has jurisdiction with respect to the rates of electric distribution companies in Kansas. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment, including asset retirements and abandonments; regulatory assets and liabilities; operating revenues; operating and maintenance expense; and depreciation expense.
The Company's rates are subject to regulatory rate-setting processes and annual earnings oversight. Rates are determined and approved in regulatory proceedings based on an analysis of the Company's costs to provide utility service and a return on, and recovery of, the Company's investment in the utility business. Regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment, and the timing and amount of assets to be recovered by rates. The Commission's regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the Commission will not approve (1) full recovery of the costs of providing utility service or (2) recovery of all amounts invested in the utility business and a reasonable return on that investment.
When the Company retires a regulated plant, the Company must assess the probability of recovery of the regulated plant, which is dependent upon amounts that may be recovered through regulated rates, including any return. Pending receipt of regulatory approval for the retirement and/or recovery of the affected plants, accounting for early retirements of regulated plants involves judgment related to the nature of the early retirement and the likelihood that the Company will recover its remaining investment in these retired generating plants with a return. Auditing the judgments related to the nature and likelihood of the retirement and the probability of recovering the generating plant investment with a return involves especially subjective and complex judgment.
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) probability of potential charges related to the abandonment of regulated plants, and (3) a refund to customers. Given that management's accounting judgments are based on assumptions about the outcome of future decisions by the Commission, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the Commission included the following, among others:
•We tested the effectiveness of management's controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred as property, plant, and equipment and deferred as regulatory assets and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities.
•We tested the effectiveness of management's controls over the initial recognition of amounts as property, plant, and equipment; regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.
•We evaluated the Company's disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
•We evaluated external information and compared it to management's recorded regulatory asset and liability balances for completeness. Such external information included relevant regulatory orders issued by the Commission for the Company and other public utilities in Kansas, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commission's treatment of similar costs under similar circumstances.
•For regulatory matters in process, including those that could impact the early retirement of regulated plants, we inspected the Company’s filings with the Commission and the filings with the Commission by interveners that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.
•We evaluated the reasonableness of management's judgments for potential indicators of abandonment by performing the following:
◦We inquired of management about property, plant, and equipment that may be abandoned.
◦We inspected the capital projects budget and construction-in-process listings and inquired of management to identify projects that are designed to replace assets that may be retired prior to the end of the useful life.
◦We inspected minutes of the board of directors and regulatory orders and other filings with the Commission to identify any evidence that may contradict management's assertion regarding probability of an abandonment.
•We compared actual spend for projects that have been capitalized to property, plant, and equipment to budget. We evaluated regulatory filings for any evidence that intervenors are challenging full recovery of the cost of any capital projects. For significant projects that were over budget or if full recovery of project costs is being challenged by intervenors, we evaluated management's assessment of the probability of a disallowance. We tested selected costs included in the capitalized project costs for completeness and accuracy.
•We evaluated management's analysis, and letters from internal and external legal counsel, as appropriate, regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management's assertion that amounts are probable of recovery or a future reduction in rates.
/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 26, 2021

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Evergy Metro, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Evergy Metro, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
When the Company retires a regulated plant, the Company must assess the probability of recovery of the regulated plant, which is dependent upon amounts that may be recovered through regulated rates, including any return. Pending receipt of regulatory approval for the retirement and/or recovery of the affected plants, accounting for early retirements of regulated plants involves judgment related to the nature of the early retirement and the likelihood that the Company will recover its remaining investment in these retired generating plants with a return. Auditing the judgments related to the nature and likelihood of the retirement and the probability of recovering the generating plant investment with a return involves especially subjective and complex judgment.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:
•We tested the effectiveness of management's controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred as property, plant, and equipment and deferred as regulatory assets and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities.
•We tested the effectiveness of management's controls over the initial recognition of amounts as property, plant, and equipment; regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.
•We evaluated the Company's disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
•We evaluated external information and compared it to management's recorded regulatory asset and liability balances for completeness. Such external information included relevant regulatory orders issued by the Commissions for the Company and other public utilities in Kansas and Missouri, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions' treatment of similar costs under similar circumstances.

•For regulatory matters in process, we inspected the Company’s filings with the Commissions and the filings with the Commissions by interveners that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.
•We evaluated the reasonableness of management's judgments for potential indicators of abandonment by performing the following:
◦We inquired of management about property, plant, and equipment that may be abandoned.
◦We inspected the capital projects budget and construction-in-process listings and inquired of management to identify projects that are designed to replace assets that may be retired prior to the end of the useful life.
◦We inspected minutes of the board of directors and regulatory orders and other filings with the Commissions to identify any evidence that may contradict management's assertion regarding probability of an abandonment.
•We compared actual spend for projects that have been capitalized to property, plant, and equipment to budget. We evaluated regulatory filings for any evidence that intervenors are challenging full recovery of the cost of any capital projects. For significant projects that were over budget or if full recovery of project costs is being challenged by intervenors, we evaluated management's assessment of the probability of a disallowance. We tested selected costs included in the capitalized project costs for completeness and accuracy.
•We evaluated management's analysis, and letters from internal and external legal counsel, as appropriate, regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management's assertion that amounts are probable of recovery or a future reduction in rates.
/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 26, 2021

We have served as the Company's auditor since 2002.

EVERGY, INC.
Consolidated Statements of Comprehensive Income

Year Ended December 31	2020	2019	2018
	(millions, except per share amounts)
OPERATING REVENUES	$4,913.4	$5,147.8	$4,275.9
OPERATING EXPENSES:
Fuel and purchased power	1,099.0	1,265.0	1,078.7
SPP network transmission costs	263.2	251.3	259.9
Operating and maintenance	1,163.0	1,218.5	1,115.8
Depreciation and amortization	880.1	861.7	618.8
Taxes other than income tax	364.2	365.5	269.1
Total Operating Expenses	3,769.5	3,962.0	3,342.3
INCOME FROM OPERATIONS	1,143.9	1,185.8	933.6
OTHER INCOME (EXPENSE):
Investment earnings	10.8	11.0	8.8
Other income	31.3	26.9	15.5
Other expense	(78.2)	(76.9)	(78.7)
Total Other Expense, Net	(36.1)	(39.0)	(54.4)
Interest expense	383.9	374.0	279.6
INCOME BEFORE INCOME TAXES	723.9	772.8	599.6
Income tax expense	102.2	97.0	59.0
Equity in earnings of equity method investees, net of income taxes	8.3	9.8	5.4
NET INCOME	630.0	685.6	546.0
Less: Net income attributable to noncontrolling interests	11.7	15.7	10.2
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$618.3	$669.9	$535.8
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO EVERGY, INC. (see Note 1)
Basic earnings per common share	$2.72	$2.80	$2.50
Diluted earnings per common share	$2.72	$2.79	$2.50
AVERAGE COMMON SHARES OUTSTANDING
Basic	227.2	239.5	213.9
Diluted	227.5	239.9	214.1
COMPREHENSIVE INCOME
NET INCOME	$630.0	$685.6	$546.0
Derivative hedging activity
Loss on derivative hedging instruments	—	(64.4)	(5.4)
Income tax benefit	—	16.5	1.4
Net loss on derivative hedging instruments	—	(47.9)	(4.0)
Reclassification to expenses, net of tax	3.0	1.5	—
Derivative hedging activity, net of tax	3.0	(46.4)	(4.0)
Defined benefit pension plans
Net gain (loss) arising during period	(3.0)	(0.8)	1.4
Income tax expense (benefit)	0.7	0.2	(0.4)
Net gain (loss) arising during period, net of tax	(2.3)	(0.6)	1.0
Amortization of net losses included in net periodic benefit costs, net of tax	(0.1)	—	—
Change in unrecognized pension expense, net of tax	(2.4)	(0.6)	1.0
Total other comprehensive income (loss)	0.6	(47.0)	(3.0)
COMPREHENSIVE INCOME	630.6	638.6	543.0
Less: comprehensive income attributable to noncontrolling interest	11.7	15.7	10.2
COMPREHENSIVE INCOME ATTRIBUTABLE TO EVERGY, INC.	$618.9	$622.9	$532.8
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets

	December 31
	2020	2019
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$144.9	$23.2
Receivables, net of allowance for credit losses of $19.3 and $10.5, respectively	273.9	228.5
Accounts receivable pledged as collateral	360.0	339.0
Fuel inventory and supplies	504.5	481.6
Income taxes receivable	62.9	85.5
Regulatory assets	206.2	231.7
Prepaid expenses and other assets	71.9	78.2
Total Current Assets	1,624.3	1,467.7
PROPERTY, PLANT AND EQUIPMENT, NET	19,951.0	19,184.4
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	154.9	162.0
OTHER ASSETS:
Regulatory assets	1,868.2	1,740.5
Nuclear decommissioning trust fund	652.1	573.2
Goodwill	2,336.6	2,336.6
Other	527.7	511.5
Total Other Assets	5,384.6	5,161.8
TOTAL ASSETS	$27,114.8	$25,975.9
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets

	December 31
	2020	2019
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$436.4	$251.1
Current maturities of long-term debt of variable interest entities	18.8	32.3
Notes payable and commercial paper	315.0	561.9
Collateralized note payable	360.0	339.0
Accounts payable	654.0	528.8
Accrued taxes	143.8	145.1
Accrued interest	123.4	122.3
Regulatory liabilities	26.1	63.3
Asset retirement obligations	40.2	71.3
Accrued compensation and benefits	55.5	59.2
Other	182.6	161.6
Total Current Liabilities	2,355.8	2,335.9
LONG-TERM LIABILITIES:
Long-term debt, net	9,190.9	8,746.7
Long-term debt of variable interest entities, net	—	18.8
Deferred income taxes	1,664.8	1,744.4
Unamortized investment tax credits	186.7	375.4
Regulatory liabilities	2,638.8	2,248.3
Pension and post-retirement liability	1,149.4	1,017.6
Asset retirement obligations	901.7	602.8
Other	308.2	340.7
Total Long-Term Liabilities	16,040.5	15,094.7
Commitments and Contingencies (Note 15)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value 226,836,670 and 226,641,443 shares issued, stated value	7,080.0	7,070.4
Retained earnings	1,702.8	1,551.5
Accumulated other comprehensive loss	(49.4)	(50.0)
Total Evergy, Inc. Shareholders' Equity	8,733.4	8,571.9
Noncontrolling Interests	(14.9)	(26.6)
Total Equity	8,718.5	8,545.3
TOTAL LIABILITIES AND EQUITY	$27,114.8	$25,975.9
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Cash Flows

Year Ended December 31	2020	2019	2018
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$630.0	$685.6	$546.0
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	880.1	861.7	618.8
Amortization of nuclear fuel	58.3	51.4	43.6
Amortization of deferred refueling outage	25.4	25.5	21.2
Amortization of corporate-owned life insurance	20.1	19.8	22.6
Non-cash compensation	16.0	16.3	29.9
Net deferred income taxes and credits	126.9	121.5	124.2
Allowance for equity funds used during construction	(17.2)	(2.2)	(3.1)
Payments for asset retirement obligations	(18.4)	(17.8)	(22.4)
Equity in earnings of equity method investees, net of income taxes	(8.3)	(9.8)	(5.4)
Income from corporate-owned life insurance	(8.2)	(29.6)	(2.3)
Other	0.8	(3.2)	(5.2)
Changes in working capital items:
Accounts receivable	(4.9)	(23.1)	265.1
Accounts receivable pledged as collateral	(21.0)	26.0	(185.0)
Fuel inventory and supplies	(22.3)	29.9	54.7
Prepaid expenses and other current assets	16.9	43.4	(128.1)
Accounts payable	134.3	16.9	56.7
Accrued taxes	6.7	(8.2)	(76.4)
Other current liabilities	(98.9)	(59.4)	92.0
Changes in other assets	119.5	79.8	66.8
Changes in other liabilities	(82.0)	(75.5)	(15.9)
Cash Flows from Operating Activities	1,753.8	1,749.0	1,497.8
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,560.3)	(1,210.1)	(1,069.7)
Cash acquired from the merger with Great Plains Energy	—	—	1,154.2
Purchase of securities - trusts	(65.6)	(55.8)	(117.5)
Sale of securities - trusts	56.5	47.3	117.7
Investment in corporate-owned life insurance	(19.1)	(18.3)	(17.1)
Proceeds from investment in corporate-owned life insurance	65.9	161.7	6.8
Proceeds from settlement of interest rate swap	—	—	140.6
Other investing activities	(11.1)	(5.1)	(17.6)
Cash Flows from (used in) Investing Activities	(1,533.7)	(1,080.3)	197.4
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(246.9)	(176.7)	(104.0)
Proceeds from term loan facility	—	1,000.0	—
Repayment of term loan facility	—	(1,000.0)	—
Collateralized short-term borrowings, net	21.0	(26.0)	185.0
Proceeds from long-term debt	888.8	2,372.7	290.9
Retirements of long-term debt	(251.1)	(701.1)	(395.8)
Retirements of long-term debt of variable interest entities	(32.3)	(30.3)	(28.5)
Payment for settlement of interest rate swap accounted for as a cash flow hedge	—	(69.8)	—
Borrowings against cash surrender value of corporate-owned life insurance	55.5	59.4	56.5
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(54.8)	(127.5)	(3.9)
Cash dividends paid	(465.0)	(462.5)	(475.0)
Repurchase of common stock under repurchase plan	—	(1,628.7)	(1,042.3)
Distributions to shareholders of noncontrolling interests	—	(8.6)	—
Other financing activities	(13.6)	(6.7)	(21.3)
Cash Flows used in Financing Activities	(98.4)	(805.8)	(1,538.4)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	121.7	(137.1)	156.8
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	23.2	160.3	3.5
End of period	$144.9	$23.2	$160.3
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Changes in Equity

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	AOCI	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2017	142,094,275	$2,734.8	$1,173.3	$—	$(47.7)	$3,860.4
Net income	—	—	535.8	—	10.2	546.0
Issuance of stock to Great Plains Energy shareholders	128,947,518	6,979.9	—	—	—	6,979.9
Issuance of restricted common stock	122,505	—	—	—	—	—
Issuance of stock compensation and reinvested dividends, net of tax withholding	533,273	(16.7)	—	—	—	(16.7)
Dividends declared on common stock ($1.735 per share)	—	—	(362.1)	—	—	(362.1)
Dividend equivalents declared	—	—	(1.0)	—	—	(1.0)
Stock compensation expense	—	29.9	—	—	—	29.9
Repurchase of common stock under repurchase plan	(16,371,319)	(1,042.3)	—	—	—	(1,042.3)
Derivative hedging activity, net of tax	—	—	—	(4.0)	—	(4.0)
Change in unrecognized pension expense, net of tax	—	—	—	1.0	—	1.0
Other	—	(0.4)	—	—	—	(0.4)
Balance as of December 31, 2018	255,326,252	8,685.2	1,346.0	(3.0)	(37.5)	9,990.7
Net income	—	—	669.9	—	15.7	685.6
Issuance of stock compensation and reinvested dividends, net of tax withholding	111,849	(2.4)	—	—	—	(2.4)
Dividends declared on common stock ($1.93 per share)	—	—	(462.5)	—	—	(462.5)
Dividend equivalents declared	—	—	(1.9)	—	—	(1.9)
Stock compensation expense	—	16.3	—	—	—	16.3
Repurchase of common stock under repurchase plan	(28,796,658)	(1,628.7)	—	—	—	(1,628.7)
Consolidation of noncontrolling interests	—	—	—	—	3.8	3.8
Distributions to shareholders of noncontrolling interests	—	—	—	—	(8.6)	(8.6)
Derivative hedging activity, net of tax	—	—	—	(46.4)	—	(46.4)
Change in unrecognized pension expense, net of tax	—	—	—	(0.6)	—	(0.6)
Balance as of December 31, 2019	226,641,443	7,070.4	1,551.5	(50.0)	(26.6)	8,545.3
Net income	—	—	618.3	—	11.7	630.0
Issuance of stock compensation and reinvested dividends, net of tax withholding	195,227	(5.9)	—	—	—	(5.9)
Dividends declared on common stock ($2.05 per share)	—	—	(465.0)	—	—	(465.0)
Dividend equivalents declared	—	—	(2.0)	—	—	(2.0)
Stock compensation expense	—	16.0	—	—	—	16.0
Derivative hedging activity, net of tax	—	—	—	3.0	—	3.0
Change in unrecognized pension expense, net of tax	—	—	—	(2.4)	—	(2.4)
Other	—	(0.5)	—	—	—	(0.5)
Balance as of December 31, 2020	226,836,670	$7,080.0	$1,702.8	$(49.4)	$(14.9)	$8,718.5
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Income

Year Ended December 31	2020	2019	2018
	(millions)
OPERATING REVENUES	$2,418.1	$2,507.4	$2,614.9
OPERATING EXPENSES:
Fuel and purchased power	427.6	493.0	599.2
SPP network transmission costs	263.2	251.3	259.9
Operating and maintenance	513.6	530.5	640.7
Depreciation and amortization	453.1	443.8	390.9
Taxes other than income tax	193.3	192.3	173.7
Total Operating Expenses	1,850.8	1,910.9	2,064.4
INCOME FROM OPERATIONS	567.3	596.5	550.5
OTHER INCOME (EXPENSE):
Investment earnings (loss)	4.8	4.1	(0.6)
Other income	21.4	23.1	13.9
Other expense	(38.9)	(40.1)	(46.8)
Total Other Expense, Net	(12.7)	(12.9)	(33.5)
Interest expense	167.6	177.0	176.8
INCOME BEFORE INCOME TAXES	387.0	406.6	340.2
Income tax expense (benefit)	155.8	52.1	(4.3)
Equity in earnings of equity method investees, net of income taxes	4.6	4.6	4.6
NET INCOME	235.8	359.1	349.1
Less: Net income attributable to noncontrolling interests	11.7	15.7	10.2
NET INCOME ATTRIBUTABLE TO EVERGY KANSAS CENTRAL, INC.	$224.1	$343.4	$338.9
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets

	December 31
	2020	2019
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$28.7	$5.2
Receivables, net of allowance for credit losses of $7.5 and $3.8, respectively	218.9	140.4
Related party receivables	6.7	9.9
Accounts receivable pledged as collateral	180.0	171.0
Fuel inventory and supplies	276.4	266.4
Income taxes receivable	25.3	30.4
Regulatory assets	96.2	93.3
Prepaid expenses and other assets	27.4	34.3
Total Current Assets	859.6	750.9
PROPERTY, PLANT AND EQUIPMENT, NET	10,193.6	9,864.9
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	154.9	162.0
OTHER ASSETS:
Regulatory assets	800.1	730.4
Nuclear decommissioning trust fund	309.8	272.5
Other	271.1	266.0
Total Other Assets	1,381.0	1,268.9
TOTAL ASSETS	$12,589.1	$12,046.7
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets

	December 31
	2020	2019
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$250.0
Current maturities of long-term debt of variable interest entities	18.8	32.3
Notes payable and commercial paper	50.0	249.2
Collateralized note payable	180.0	171.0
Accounts payable	280.1	200.5
Related party payables	21.7	14.8
Accrued taxes	101.5	98.7
Accrued interest	72.8	74.2
Regulatory liabilities	11.9	42.3
Asset retirement obligations	11.2	23.3
Accrued compensation and benefits	11.1	14.2
Other	133.5	116.0
Total Current Liabilities	892.6	1,286.5
LONG-TERM LIABILITIES:
Long-term debt, net	3,931.5	3,436.1
Long-term debt of variable interest entities, net	—	18.8
Deferred income taxes	824.5	817.7
Unamortized investment tax credits	65.7	253.2
Regulatory liabilities	1,461.0	1,132.5
Pension and post-retirement liability	560.3	495.5
Asset retirement obligations	416.0	249.6
Other	156.7	151.8
Total Long-Term Liabilities	7,415.7	6,555.2
Commitments and Contingencies (Note 15)
EQUITY:
Evergy Kansas Central, Inc. Shareholder's Equity:
Common stock - 1,000 shares authorized, $0.01 par value, 1 share issued	2,737.6	2,737.6
Retained earnings	1,558.1	1,494.0
Total Evergy Kansas Central, Inc. Shareholder's Equity	4,295.7	4,231.6
Noncontrolling Interests	(14.9)	(26.6)
Total Equity	4,280.8	4,205.0
TOTAL LIABILITIES AND EQUITY	$12,589.1	$12,046.7
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Cash Flows

Year Ended December 31	2020	2019	2018
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$235.8	$359.1	$349.1
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	453.1	443.8	390.9
Amortization of nuclear fuel	28.8	25.6	26.0
Amortization of deferred refueling outage	12.7	12.8	13.7
Amortization of corporate-owned life insurance	20.1	19.8	22.6
Non-cash compensation	—	—	19.9
Net deferred income taxes and credits	146.6	11.6	(2.2)
Allowance for equity funds used during construction	(9.1)	—	(2.9)
Payments for asset retirement obligations	(2.2)	(14.8)	(12.0)
Equity in earnings of equity method investees, net of income taxes	(4.6)	(4.6)	(4.6)
Income from corporate-owned life insurance	(8.2)	(29.0)	(2.3)
Other	(5.5)	(5.5)	(5.4)
Changes in working capital items:
Accounts receivable	(33.8)	(65.9)	207.9
Accounts receivable pledged as collateral	(9.0)	14.0	(185.0)
Fuel inventory and supplies	(9.4)	10.9	17.3
Prepaid expenses and other current assets	10.0	(11.7)	(134.2)
Accounts payable	111.6	6.9	(17.6)
Accrued taxes	(6.7)	20.2	(24.1)
Other current liabilities	(95.5)	12.1	88.3
Changes in other assets	42.9	47.0	42.7
Changes in other liabilities	(30.2)	(29.5)	(36.2)
Cash Flows from Operating Activities	847.4	822.8	751.9
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(719.0)	(596.1)	(713.3)
Purchase of securities - trusts	(20.2)	(21.8)	(99.4)
Sale of securities - trusts	18.6	21.6	104.2
Investment in corporate-owned life insurance	(18.3)	(17.6)	(17.1)
Proceeds from investment in corporate-owned life insurance	63.8	158.9	6.8
Other investing activities	(2.2)	(3.2)	(8.6)
Cash Flows used in Investing Activities	(677.3)	(458.2)	(727.4)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(199.2)	(162.5)	133.7
Collateralized short-term debt, net	9.0	(14.0)	185.0
Proceeds from long-term debt	492.7	294.7	121.9
Retirements of long-term debt	(250.0)	(300.0)	(121.9)
Retirements of long-term debt of variable interest entities	(32.3)	(30.3)	(28.5)
Borrowings against cash surrender value of corporate-owned life insurance	52.7	56.5	56.5
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(53.7)	(125.4)	(3.9)
Cash dividends paid	(160.0)	(110.0)	(305.1)
Distributions to shareholders of noncontrolling interests	—	(8.6)	—
Other financing activities	(5.8)	(4.3)	(21.2)
Cash Flows from (used in) Financing Activities	(146.6)	(403.9)	16.5
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	23.5	(39.3)	41.0
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	5.2	44.5	3.5
End of period	$28.7	$5.2	$44.5
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Changes in Equity

	Evergy Kansas Central, Inc. Shareholder
	Common stock shares	Common stock	Retained earnings	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2017	142,094,275	$2,734.8	$1,173.3	$(47.7)	$3,860.4
Net income	—	—	338.9	10.2	349.1
Issuance of stock compensation and reinvested dividends, net of tax withholding	516,990	(17.2)	—	—	(17.2)
Stock cancelled pursuant to Amended Merger Agreement	(142,611,264)	—	—	—	—
Dividends declared on common stock	—	—	(251.6)	—	(251.6)
Stock compensation expense	—	19.9	—	—	19.9
Other	—	0.1	—	—	0.1
Balance as of December 31, 2018	1	2,737.6	1,260.6	(37.5)	3,960.7
Net income	—	—	343.4	15.7	359.1
Dividends declared on common stock	—	—	(110.0)	—	(110.0)
Consolidation of noncontrolling interests	—	—	—	3.8	3.8
Distributions to shareholders of noncontrolling interests	—	—	—	(8.6)	(8.6)
Balance as of December 31, 2019	1	2,737.6	1,494.0	(26.6)	4,205.0
Net income	—	—	224.1	11.7	235.8
Dividends declared on common stock	—	—	(160.0)	—	(160.0)
Balance as of December 31, 2020	1	$2,737.6	$1,558.1	$(14.9)	$4,280.8
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Comprehensive Income

Year Ended December 31	2020	2019	2018
	(millions)
OPERATING REVENUES	$1,705.6	$1,806.5	$1,823.1
OPERATING EXPENSES:
Fuel and purchased power	416.1	482.1	520.6
Operating and maintenance	407.5	451.9	494.2
Depreciation and amortization	326.1	318.4	281.3
Taxes other than income tax	121.6	127.6	117.2
Total Operating Expenses	1,271.3	1,380.0	1,413.3
INCOME FROM OPERATIONS	434.3	426.5	409.8
OTHER INCOME (EXPENSE):
Investment earnings	1.4	2.4	2.8
Other income	9.2	3.2	2.2
Other expense	(25.5)	(21.4)	(30.9)
Total Other Expense, Net	(14.9)	(15.8)	(25.9)
Interest expense	113.6	119.8	133.7
INCOME BEFORE INCOME TAXES	305.8	290.9	250.2
Income tax expense	7.1	35.7	87.3
NET INCOME	$298.7	$255.2	$162.9
COMPREHENSIVE INCOME
NET INCOME	$298.7	$255.2	$162.9
OTHER COMPREHENSIVE INCOME:
Derivative hedging activity
Reclassification to expenses, net of tax	(0.2)	0.7	3.7
Derivative hedging activity, net of tax	(0.2)	0.7	3.7
Total other comprehensive income (loss)	(0.2)	0.7	3.7
COMPREHENSIVE INCOME	$298.5	$255.9	$166.6
The disclosures regarding Evergy Metro included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets

	December 31
	2020	2019
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$71.6	$2.0
Receivables, net of allowance for credit losses of $8.1 and $4.6, respectively	45.0	48.1
Related party receivables	225.6	93.9
Accounts receivable pledged as collateral	130.0	118.0
Fuel inventory and supplies	170.4	163.0
Income taxes receivable	3.2	8.7
Regulatory assets	82.0	95.4
Prepaid expenses	22.9	22.8
Other assets	14.2	15.0
Total Current Assets	764.9	566.9
PROPERTY, PLANT AND EQUIPMENT, NET	7,141.2	6,839.0
OTHER ASSETS:
Regulatory assets	533.5	464.4
Nuclear decommissioning trust fund	342.3	300.7
Other	133.9	134.1
Total Other Assets	1,009.7	899.2
TOTAL ASSETS	$8,915.8	$8,305.1
The disclosures regarding Evergy Metro included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets

	December 31
	2020	2019
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Notes payable and commercial paper	$—	$199.3
Collateralized note payable	130.0	118.0
Accounts payable	280.1	233.6
Related party payables	0.1	4.6
Accrued taxes	34.9	38.8
Accrued interest	30.0	26.7
Regulatory liabilities	8.0	11.4
Asset retirement obligations	21.2	36.1
Accrued compensation and benefits	44.4	45.1
Other	37.3	34.0
Total Current Liabilities	586.0	747.6
LONG-TERM LIABILITIES:
Long-term debt, net	2,923.0	2,525.0
Deferred income taxes	558.8	642.8
Unamortized investment tax credits	118.5	119.6
Regulatory liabilities	899.4	792.2
Pension and post-retirement liability	565.1	499.7
Asset retirement obligations	357.7	217.5
Other	148.1	180.0
Total Long-Term Liabilities	5,570.6	4,976.8
Commitments and Contingencies (Note 15)
EQUITY:
Common stock - 1,000 shares authorized, without par value, 1 share issued, stated value	1,563.1	1,563.1
Retained earnings	1,191.5	1,012.8
Accumulated other comprehensive income	4.6	4.8
Total Equity	2,759.2	2,580.7
TOTAL LIABILITIES AND EQUITY	$8,915.8	$8,305.1
The disclosures regarding Evergy Metro included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Cash Flows

Year Ended December 31	2020	2019	2018
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$298.7	$255.2	$162.9
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	326.1	318.4	281.3
Amortization of nuclear fuel	29.5	25.9	26.2
Amortization of deferred refueling outage	12.7	12.8	13.5
Net deferred income taxes and credits	(3.5)	(30.6)	48.6
Allowance for equity funds used during construction	(8.0)	(2.2)	(1.4)
Payments for asset retirement obligations	(7.5)	(2.5)	(13.1)
Other	(0.4)	0.3	3.9
Changes in working capital items:
Accounts receivable	(13.2)	37.0	36.5
Accounts receivable pledged as collateral	(12.0)	12.0	—
Fuel inventory and supplies	(7.4)	14.6	19.4
Prepaid expenses and other current assets	(7.9)	28.0	7.2
Accounts payable	24.6	9.1	(34.6)
Accrued taxes	1.6	(9.6)	16.1
Other current liabilities	2.4	(53.2)	10.4
Changes in other assets	59.1	33.7	42.9
Changes in other liabilities	(47.3)	(34.7)	37.9
Cash Flows from Operating Activities	647.5	614.2	657.7
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(565.4)	(445.0)	(430.7)
Purchase of securities - trusts	(45.4)	(34.0)	(35.1)
Sale of securities - trusts	37.9	25.7	27.1
Net money pool lending	(100.0)	—	—
Other investing activities	4.6	9.0	4.8
Cash Flows used in Investing Activities	(668.3)	(444.3)	(433.9)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(199.3)	22.4	8.0
Collateralized short-term debt, net	12.0	(12.0)	—
Proceeds from long-term debt	396.2	393.2	465.6
Retirements of long-term debt	—	(400.0)	(519.9)
Cash dividends paid	(120.0)	(175.0)	(180.0)
Other financing activities	1.5	0.9	2.9
Cash Flows from (used in) Financing Activities	90.4	(170.5)	(223.4)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	69.6	(0.6)	0.4
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	2.0	2.6	2.2
End of period	$71.6	$2.0	$2.6
The disclosures regarding Evergy Metro included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC
Consolidated Statements of Changes in Equity

	Common stock shares	Common Stock	Retained earnings	AOCI - Net gains (losses) on cash flow hedges	Total Equity
	(millions, except share amounts)
Balance as of December 31, 2017	1	$1,563.1	$949.7	$0.4	$2,513.2
Net income	—	—	162.9	—	162.9
Dividends declared on common stock	—	—	(180.0)	—	(180.0)
Derivative hedging activity, net of tax	—	—	—	3.7	3.7
Balance as of December 31, 2018	1	1,563.1	932.6	4.1	2,499.8
Net income	—	—	255.2	—	255.2
Dividends declared on common stock	—	—	(175.0)	—	(175.0)
Derivative hedging activity, net of tax	—	—	—	0.7	0.7
Balance as of December 31, 2019	1	1,563.1	1,012.8	4.8	2,580.7
Net income	—	—	298.7	—	298.7
Dividends declared on common stock	—	—	(120.0)	—	(120.0)
Derivative hedging activity, net of tax	—	—	—	(0.2)	(0.2)
Balance as of December 31, 2020	1	$1,563.1	$1,191.5	$4.6	$2,759.2
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

Evergy Kansas Central, Evergy Kansas South, Evergy Metro and Evergy Missouri West conduct business in their respective service territories using the name Evergy. Collectively, the Evergy Companies have approximately 15,400 MWs of owned generating capacity and renewable power purchase agreements and engage in the generation, transmission, distribution and sale of electricity to approximately 1.6 million customers in the states of Kansas and Missouri.
Evergy was incorporated in 2017 as Monarch Energy Holding, Inc. (Monarch Energy), a wholly-owned subsidiary of Great Plains Energy Incorporated (Great Plains Energy). Prior to the closing of the merger transactions described below, Monarch Energy changed its name to Evergy and did not conduct any business activities other than those required for its formation and matters contemplated by the Amended and Restated Agreement and Plan of Merger, dated as of July 9, 2017, by and among Great Plains Energy, Evergy Kansas Central, Monarch Energy and King Energy, Inc. (King Energy), a wholly-owned subsidiary of Monarch Energy (Amended Merger Agreement). On June 4, 2018, in accordance with the Amended Merger Agreement, Great Plains Energy merged into Evergy, with Evergy surviving the merger and King Energy merged into Evergy Kansas Central, with Evergy Kansas Central surviving the merger. These merger transactions resulted in Evergy becoming the parent entity of Evergy Kansas Central and the direct subsidiaries of Great Plains Energy, including Evergy Metro and Evergy Missouri West. See Note 2 for additional information regarding the merger.
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

	December 31
	2020	2019
Evergy	(millions)
Fuel inventory	$145.0	$146.4
Supplies	359.5	335.2
Fuel inventory and supplies	$504.5	$481.6
Evergy Kansas Central
Fuel inventory	$79.3	$80.2
Supplies	197.1	186.2
Fuel inventory and supplies	$276.4	$266.4
Evergy Metro
Fuel inventory	$44.9	$46.1
Supplies	125.5	116.9
Fuel inventory and supplies	$170.4	$163.0
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
The amounts of the Evergy Companies' AFUDC for borrowed and equity funds are detailed in the following table.

	2020	2019	2018
Evergy	(millions)
AFUDC borrowed funds	$16.5	$14.5	$10.4
AFUDC equity funds	17.2	2.2	3.1
Total	$33.7	$16.7	$13.5
Evergy Kansas Central
AFUDC borrowed funds	$8.5	$7.5	$6.6
AFUDC equity funds	9.1	—	2.9
Total	$17.6	$7.5	$9.5
Evergy Metro(a)
AFUDC borrowed funds	$6.0	$4.3	$4.9
AFUDC equity funds	8.0	2.2	1.4
Total	$14.0	$6.5	$6.3
(a) Evergy Metro amounts are included in consolidated Evergy from June 4, 2018, the date of the closing of the merger, and thereafter.
The average rates used in the calculation of AFUDC are detailed in the following table.

	2020	2019	2018
Evergy Kansas Central	4.7%	3.0%	3.3%
Evergy Metro	5.2%	4.6%	3.9%
Evergy Missouri West	3.5%	3.7%	2.9%

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
Evergy Missouri West has determined that its November 2018 retirement of Sibley No. 3 Unit meets the criteria to be considered an abandonment. As of December 31, 2020, Evergy has classified the remaining Sibley No. 3 Unit net book value of $128.4 million as retired generation facilities within regulatory assets on its consolidated balance sheet. This regulatory asset is reduced by approximately $9 million of annual amortization expense, which is an amount equal to the annual depreciation expense for the asset reflected in retail rates.
In October 2019, the Missouri Public Service Commission (MPSC) granted the request of certain intervenors for an Accounting Authority Order (AAO) that requires Evergy Missouri West to record a regulatory liability for all revenues collected from customers for return on investment, non-fuel operations and maintenance costs, taxes including accumulated deferred income taxes and all other costs associated with Sibley Station following the station's retirement in November 2018 for consideration in Evergy Missouri West's next rate case, which is expected to be completed no later than the end of 2022. See Note 5 for additional information regarding the AAO.
Evergy Missouri West expects that the MPSC's decision in its next rate case regarding the AAO could impact the valuation of its regulatory asset for retired generation facilities but as of December 31, 2020, has concluded that no impairment is required based on the relevant facts and circumstances.

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

	December 31
	2020	2019
Evergy	(millions)
Cash surrender value of policies	$1,369.6	$1,370.0
Borrowings against policies	(1,237.6)	(1,237.1)
Corporate-owned life insurance, net	$132.0	$132.9
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
Pension plans - For financial reporting purposes, the market value of plan assets is the fair value based on quoted market prices of the investments held by the fund and/or valuation models.
Revenue Recognition
The Evergy Companies recognize revenue on the sale of electricity to customers over time as the service is provided in the amount they have the right to invoice. Revenues recorded include electric services provided but not yet billed by the Evergy Companies. Unbilled revenues are recorded for kWh usage in the period following the customers' billing cycle to the end of the month. This estimate is based on net system kWh usage less actual billed kWhs. The Evergy Companies' estimated unbilled kWhs are allocated and priced by regulatory jurisdiction across the rate classes based on actual billing rates. The Evergy Companies' unbilled revenue estimate is affected by factors including fluctuations in energy demand, weather, line losses and changes in the composition of customer classes. See Note 4 for the balance of unbilled receivables for each of Evergy, Evergy Kansas Central and Evergy Metro as of December 31, 2020 and 2019.

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
The Evergy Companies have established a net regulatory liability for future refunds to be made to customers for amounts collected from customers in excess of income taxes in current rates. Tax credits are recognized in the year generated except for certain Evergy Kansas Central, Evergy Metro and Evergy Missouri West investment tax credits that have been deferred and amortized over the remaining service lives of the related properties.
Other Income (Expense), Net
The table below shows the detail of other expense for each of the Evergy Companies.

	2020	2019	2018
Evergy	(millions)
Non-service cost component of net benefit cost	$(58.6)	$(55.6)	$(47.8)
Other	(19.6)	(21.3)	(30.9)
Other expense	$(78.2)	$(76.9)	$(78.7)
Evergy Kansas Central
Non-service cost component of net benefit cost	$(21.2)	$(20.1)	$(23.5)
Other	(17.7)	(20.0)	(23.3)
Other expense	$(38.9)	$(40.1)	$(46.8)
Evergy Metro(a)
Non-service cost component of net benefit cost	$(24.2)	$(20.9)	$(25.9)
Other	(1.3)	(0.5)	(5.0)
Other expense	$(25.5)	$(21.4)	$(30.9)
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
The following table reconciles Evergy's basic and diluted EPS.

	2020	2019	2018
Income	(millions, except per share amounts)
Net income	$630.0	$685.6	$546.0
Less: Net income attributable to noncontrolling interests	11.7	15.7	10.2
Net income attributable to Evergy, Inc.	$618.3	$669.9	$535.8
Common Shares Outstanding
Weighted average number of common shares outstanding - basic	227.2	239.5	213.9
Add: effect of dilutive securities	0.3	0.4	0.2
Diluted average number of common shares outstanding	227.5	239.9	214.1
Basic EPS	$2.72	$2.80	$2.50
Diluted EPS	$2.72	$2.79	$2.50
Anti-dilutive shares excluded from the computation of diluted EPS for 2020 and 2019 were 127,884 RSUs and 785 RSUs, respectively. There were no anti-dilutive securities excluded from the computation of diluted EPS for 2018.

Supplemental Cash Flow Information

Year Ended December 31	2020	2019	2018
Evergy	(millions)
Cash paid for (received from):
Interest, net of amount capitalized	$367.6	$329.5	$255.9
Interest of VIEs	0.8	1.6	2.3
Income taxes, net of refunds	(46.5)	(5.2)	(0.9)
Non-cash investing transactions:
Property, plant and equipment additions (reductions)	463.3	186.0	(7.8)
Non-cash financing transactions:
Issuance of stock for compensation and reinvested dividends	0.9	(0.3)	0.5

Year Ended December 31	2020	2019	2018
Evergy Kansas Central	(millions)
Cash paid for (received from):
Interest, net of amount capitalized	$157.5	$143.0	$155.3
Interest of VIEs	0.8	1.6	2.3
Income taxes, net of refunds	4.7	29.9	37.5
Non-cash investing transactions:
Property, plant and equipment additions (reductions)	235.4	92.1	(32.5)

Year Ended December 31	2020	2019	2018
Evergy Metro(a)	(millions)
Cash paid for (received from):
Interest, net of amount capitalized	$109.9	$118.4	$129.4
Income taxes, net of refunds	4.8	77.0	31.2
Non-cash investing transactions:
Property, plant and equipment additions	192.5	80.7	19.2
(a) Evergy Metro amounts are included in consolidated Evergy from June 4, 2018, the date of the closing of the merger, and thereafter.
Non-cash property, plant and equipment additions in 2020 for Evergy, Evergy Kansas Central and Evergy Metro include a non-cash addition related to the revision in estimate of the Wolf Creek ARO liability in the third quarter of 2020. See Note 7 for more details.
See Note 2 for the non-cash information related to the merger transaction in 2018, including the fair value of Great Plains Energy's assets acquired and liabilities assumed and the issuance of Evergy common stock.
Dividends Declared
In February 2021, Evergy's Board of Directors (Evergy Board) declared a quarterly dividend of $0.535 per share on Evergy's common stock.  The common dividend is payable March 22, 2021, to shareholders of record as of March 8, 2021.
Recently Adopted Accounting Standards
Leases
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases, which requires an entity that is a lessee to record a right-of-use asset and a lease liability for lease payments on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  Lessor accounting remains largely unchanged. In January 2018, the FASB issued ASU No. 2018-01, Leases: Land

Easement Practical Expedient for Transition to Topic 842, which permits entities to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity's adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which updates narrow aspects of the guidance issued in ASU No. 2016-02. Also in July 2018, the FASB issued ASU No. 2018-11, Leases: Targeted Improvements, which provides an optional transition method that allows entities to initially apply Topic 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. In December 2018, the FASB issued ASU No. 2018-20, Leases: Narrow-Scope Improvements for Lessors, which is expected to reduce a lessor's implementation and ongoing costs associated with applying ASU No. 2016-02. In March 2019, the FASB issued ASU No. 2019-01, Leases: Codification Improvements, which clarifies certain lessor accounting and interim reporting requirements. ASU No. 2016-02 and the subsequent amendments are effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and requires a modified retrospective transition approach with an option to either adjust or not adjust comparative periods.
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
Voluntary severance and accelerated equity compensation represent costs related to payments for voluntary severance and change in control plans, as well as the recording of unrecognized equity compensation costs and the incremental fair value associated with the vesting of outstanding Evergy Kansas Central equity compensation awards upon the consummation of the merger.
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
Evergy had incurred total merger-related costs, including reductions of revenue for customer bill credits, of $148.0 million for 2018.
Pro Forma Financial Information
The following unaudited pro forma financial information reflects the consolidated results of operations of Evergy as if the merger transactions had taken place on January 1, 2018. The unaudited pro forma information was calculated after applying Evergy's accounting policies and adjusting Great Plains Energy's results to reflect purchase accounting adjustments.
The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved or the future consolidated results of operations of Evergy.

2018
(millions, except per share amounts)
Operating revenues	$5,334.6
Net income attributable to Evergy, Inc.	714.3
Basic earnings per common share	$2.67
Diluted earnings per common share	$2.67
Evergy, Evergy Kansas Central and Great Plains Energy incurred non-recurring costs and a gain directly related to the merger that have been excluded in the 2018 pro forma earnings presented above. On an after-tax basis, these non-recurring merger-related costs and gain incurred by Evergy, Evergy Kansas Central and Great Plains Energy included:
•$74.7 million of certain after-tax merger-related transition and transaction costs;
•$44.4 million of after-tax reductions in operating revenues related to one-time customer bill credits; and
•$36.6 million of after-tax mark-to-market gains on interest rate swaps for which cash settlement was contingent upon the consummation of the merger.

3. REVENUE
Evergy's, Evergy Kansas Central's and Evergy Metro's revenues disaggregated by customer class are summarized in the following tables.

Evergy	2020	2019	2018
Revenues	(millions)
Residential	$1,909.2	$1,908.1	$1,578.8
Commercial	1,641.7	1,781.6	1,356.4
Industrial	588.7	621.6	527.8
Other retail	38.5	47.1	30.6
Total electric retail	$4,178.1	$4,358.4	$3,493.6
Wholesale	264.0	327.5	404.4
Transmission	318.5	309.2	308.1
Industrial steam and other	21.0	24.5	17.9
Total revenue from contracts with customers	$4,781.6	$5,019.6	$4,224.0
Other	131.8	128.2	51.9
Operating revenues	$4,913.4	$5,147.8	$4,275.9

Evergy Kansas Central	2020	2019	2018
Revenues	(millions)
Residential	$801.2	$793.9	$846.4
Commercial	665.6	709.1	702.8
Industrial	379.9	401.3	396.4
Other retail	17.7	21.0	20.0
Total electric retail	$1,864.4	$1,925.3	$1,965.6
Wholesale	215.4	239.9	346.1
Transmission	287.3	273.3	288.9
Other	2.3	5.8	6.0
Total revenue from contracts with customers	$2,369.4	$2,444.3	$2,606.6
Other	48.7	63.1	8.3
Operating revenues	$2,418.1	$2,507.4	$2,614.9

Evergy Metro(a)	2020	2019	2018
Revenues	(millions)
Residential	$714.7	$712.4	$735.6
Commercial	717.1	786.1	794.8
Industrial	128.8	136.9	138.8
Other retail	11.7	16.3	10.4
Total electric retail	$1,572.3	$1,651.7	$1,679.6
Wholesale	35.0	70.9	53.5
Transmission	13.9	17.5	14.5
Other	2.6	2.8	4.4
Total revenue from contracts with customers	$1,623.8	$1,742.9	$1,752.0
Other	81.8	63.6	71.1
Operating revenues	$1,705.6	$1,806.5	$1,823.1
(a) Evergy Metro amounts are included in consolidated Evergy from June 4, 2018, the date of the closing of the merger, and thereafter.

Retail Revenues
The Evergy Companies' retail revenues are generated by the regulated sale of electricity to their residential, commercial and industrial customers within their franchised service territories. The Evergy Companies recognize revenue on the sale of electricity to their customers over time as the service is provided in the amount they have a right to invoice. Retail customers are billed monthly at the tariff rates approved by the KCC and MPSC based on customer kWh usage.
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
4. RECEIVABLES
The Evergy Companies' receivables are detailed in the following table.

	December 31
	2020	2019
Evergy	(millions)
Customer accounts receivable - billed	$5.3	$7.2
Customer accounts receivable - unbilled	110.0	104.0
Other receivables	177.9	127.8
Allowance for credit losses	(19.3)	(10.5)
Total	$273.9	$228.5
Evergy Kansas Central
Customer accounts receivable - billed	$—	$—
Customer accounts receivable - unbilled	50.7	49.7
Other receivables	175.7	94.5
Allowance for credit losses	(7.5)	(3.8)
Total	$218.9	$140.4
Evergy Metro
Customer accounts receivable - billed	$3.3	$3.1
Customer accounts receivable - unbilled	27.9	26.5
Other receivables	21.9	23.1
Allowance for credit losses	(8.1)	(4.6)
Total	$45.0	$48.1
The Evergy Companies' other receivables at December 31, 2020 and 2019, consisted primarily of receivables from partners in jointly-owned electric utility plants, wholesale sales receivables and receivables related to alternative revenue programs. The Evergy Companies' other receivables also included receivables from contracts with customers as summarized in the following table.

	December 31
	2020	2019
	(millions)
Evergy	$57.5	$42.0
Evergy Kansas Central	49.9	37.7
Evergy Metro	6.9	1.2

The change in the Evergy Companies' allowance for credit losses is summarized in the following table.

	2020	2019
Evergy	(millions)
Beginning balance January 1	$10.5	$9.2
Credit loss expense	24.9	27.2
Write-offs	(28.6)	(38.3)
Recoveries of prior write-offs	12.5	12.4
Ending balance December 31	$19.3	$10.5
Evergy Kansas Central
Beginning balance January 1	$3.8	$3.9
Credit loss expense	11.1	7.2
Write-offs	(10.0)	(10.7)
Recoveries of prior write-offs	2.6	3.4
Ending balance December 31	$7.5	$3.8
Evergy Metro
Beginning balance January 1	$4.6	$3.8
Credit loss expense	9.0	13.7
Write-offs	(12.4)	(19.2)
Recoveries of prior write-offs	6.9	6.3
Ending balance December 31	$8.1	$4.6
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

	December 31
	2020	2019
	(millions)
Evergy	$360.0	$339.0
Evergy Kansas Central	180.0	171.0
Evergy Metro	130.0	118.0
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
5. RATE MATTERS AND REGULATION
KCC Proceedings
Evergy Kansas Central 2020 Transmission Delivery Charge (TDC)
In March 2020, the KCC issued an order adjusting Evergy Kansas Central's retail prices to include updated transmission costs as reflected in the FERC transmission formula rate (TFR). The new prices were effective in April 2020 and are expected to increase Evergy Kansas Central's annual retail revenues by $3.5 million when compared to 2019.

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
Evergy Kansas Central's and Evergy Metro's 2019 calculations of annual earnings did not exceed their authorized return on equity of 9.3% and therefore did not result in any customer refund obligations. These calculations were filed with the KCC in April 2020. As of December 31, 2020, Evergy Kansas Central and Evergy Metro estimate their 2020 annual earnings will not result in a significant refund obligation. The final refund obligations for 2020, if any, will be decided by the KCC and could vary from the current estimates.
Evergy Kansas Central and Evergy Metro COVID-19 AAO Request
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
In October 2019, the MPSC granted OPC's and MECG's request for an AAO and required Evergy Missouri West to record to a regulatory liability the revenues discussed above for consideration in Evergy Missouri West's next rate case, which is expected to be completed no later than the end of 2022. Depending on the MPSC's decision in this next rate case, Evergy Missouri West could be required to refund to customers all or a portion of amounts collected in revenue for Sibley Station since December 2018 or, alternatively, could be required to make no refunds.
As a result of the MPSC order, Evergy has recorded a regulatory liability of $18.4 million as of December 31, 2020 for the estimated amount of revenues that Evergy Missouri West has collected from customers for Sibley Station since December 2018 that Evergy has determined is probable of refund. Evergy expects that it will continue to defer such amounts as collected from customers until new rates become effective in Evergy Missouri West's next rate case.
The accrual for this estimated amount does not include certain revenues collected related to Sibley Station that Evergy has determined to not be probable of refund in the next rate case based on the relevant facts and circumstances. While Evergy has determined these additional revenues to not be probable of refund, the ultimate resolution of this matter in Evergy Missouri West's next rate case is uncertain and could result in an estimated loss of up to approximately $12 million per year in excess of the amount accrued until Evergy Missouri West's new rates become effective. Evergy's regulatory liability for probable refunds as of December 31, 2020 and estimated loss in excess of the amount accrued represent estimates that could change significantly based on ongoing developments including decisions in other regulatory proceedings that establish precedent applicable to this matter and positions of parties on this issue in a future Evergy Missouri West rate case.
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
In October 2020, Evergy Metro and Evergy Missouri West entered into a non-unanimous stipulation and agreement with the MPSC staff and other intervenors that would allow Evergy Metro and Evergy Missouri West to defer to a regulatory asset certain net incremental costs incurred associated with the COVID-19 pandemic. The MPSC approved the AAO request in January 2021. As a result of the MPSC's order, Evergy Metro and Evergy Missouri West will record the net incremental costs to a regulatory asset for consideration in their next rate cases, which are expected to be filed in January 2022.
FERC Proceedings
In October of each year, Evergy Kansas Central and Evergy Metro post an updated TFR that includes projected transmission capital expenditures and operating costs for the following year. This rate is the most significant component in the retail rate calculation for Evergy Kansas Central's and Evergy Metro's annual request with the KCC to adjust retail prices to include updated transmission costs through the TDC.
Evergy Kansas Central TFR
In the most recent three years, the updated TFR was expected to adjust Evergy Kansas Central's annual transmission revenues by approximately:
•$32.4 million increase effective in January 2021;
•$6.8 million increase effective in January 2020; and
•$11.2 million decrease effective in January 2019.
Evergy Metro TFR
In the most recent three years, the updated TFR was expected to adjust Evergy Metro's annual transmission revenues by approximately:
•$3.9 million decrease effective in January 2021;
•$1.7 million decrease effective in January 2020; and
•$2.8 million decrease effective in January 2019.
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
The Evergy Companies' regulatory assets and liabilities are detailed in the following tables.

	December 31
	2020			2019
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Regulatory Assets	(millions)
Pension and post-retirement costs	$867.8	$412.9	$359.9	$795.9	$359.9	$330.7
Debt reacquisition costs	98.9	91.3	6.8	105.8	97.3	7.5
Debt fair value adjustment	104.0	—	—	112.0	—	—
Asset retirement obligations fair value adjustment	116.2	—	—	114.3	—	—
Depreciation	70.0	52.7	9.4	55.3	55.3	—
Cost of removal	183.4	125.7	57.7	129.3	94.4	34.9
Asset retirement obligations	170.8	55.0	84.0	167.1	52.8	79.4
Analog meter unrecovered investment	24.1	24.1	—	29.9	29.9	—
Treasury yield hedges	21.5	21.5	—	22.6	22.6	—
Iatan No. 1 and common facilities	6.9	—	2.8	7.1	—	2.8
Iatan No. 2 construction accounting costs	25.4	—	12.7	26.1	—	13.1
Kansas property tax surcharge	28.9	23.7	5.2	21.7	18.7	3.0
Disallowed plant costs	14.5	14.5	—	14.8	14.8	—
La Cygne environmental costs	12.4	10.1	2.3	13.7	11.2	2.5
Deferred customer programs	16.3	5.7	8.6	18.0	6.2	8.3
Fuel recovery mechanisms	26.2	1.2	17.7	34.7	—	16.6
Solar rebates	25.9	—	1.5	39.8	—	9.0
Wolf Creek outage	10.0	5.0	5.0	31.0	15.5	15.5
Pension and other post-retirement benefit non-service costs	49.8	12.8	23.4	31.8	7.4	15.6
Retired generation facilities	128.4	—	—	130.5	—	—
Merger transition costs	37.6	18.0	13.9	42.3	20.3	15.6
Other regulatory assets	35.4	22.1	4.6	28.5	17.4	5.3
Total	2,074.4	896.3	615.5	1,972.2	823.7	559.8
Less: current portion	(206.2)	(96.2)	(82.0)	(231.7)	(93.3)	(95.4)
Total noncurrent regulatory assets	$1,868.2	$800.1	$533.5	$1,740.5	$730.4	$464.4

	December 31
	2020			2019
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Regulatory Liabilities	(millions)
Taxes refundable through future rates	$2,055.7	$1,184.5	$650.2	$1,656.5	$856.4	$568.9
Deferred regulatory gain from sale leaseback	48.1	48.1	—	53.6	53.6	—
Emission allowances	46.1	—	46.1	50.1	—	50.1
Nuclear decommissioning	319.7	138.2	181.5	267.3	116.5	150.8
Pension and post-retirement costs	50.8	31.4	13.1	59.3	31.5	20.3
Jurisdictional allowance for funds used during construction	28.7	27.0	1.7	28.7	28.7	—
La Cygne leasehold dismantling costs	29.6	29.6	—	29.6	29.6	—
Cost of removal	4.4	—	—	49.1	—	—
Kansas tax credits	—	—	—	17.0	17.0	—
Purchase power agreement	6.3	6.3	—	7.4	7.4	—
Fuel recovery mechanisms	1.3	—	—	34.1	30.2	—
Sibley AAO	18.4	—	—	10.2	—	—
Other regulatory liabilities	55.8	7.8	14.8	48.7	3.9	13.5
Total	2,664.9	1,472.9	907.4	2,311.6	1,174.8	803.6
Less: current portion	(26.1)	(11.9)	(8.0)	(63.3)	(42.3)	(11.4)
Total noncurrent regulatory liabilities	$2,638.8	$1,461.0	$899.4	$2,248.3	$1,132.5	$792.2
The following summarizes the nature and period of recovery for each of the regulatory assets listed in the table above.
Pension and post-retirement costs: Represents unrecognized gains and losses and prior service costs that will be recognized in future net periodic pension and post-retirement costs, pension settlements amortized over various periods and financial and regulatory accounting method differences that will be eliminated over the life of the pension plans. Of these amounts, $806.3 million, $412.9 million and $333.6 million for Evergy, Evergy Kansas Central and Evergy Metro, respectively, are not included in rate base and are amortized over various periods. Additionally, $250.1 million, $(27.5) million and $137.6 million for Evergy, Evergy Kansas Central and Evergy Metro, respectively, represent differences between pension and post-retirement costs under GAAP and pension and post-retirement costs for ratemaking that will be recovered or refunded in future rates and differences in accumulated unrecognized gains and losses and prior service costs between Evergy and Evergy Metro due to Evergy Metro electing not to apply "push-down accounting" related to the merger.
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
Analog meter unrecovered investment: Represents the deferral of unrecovered investment of retired analog meters. Of this amount, $15.8 million is not included in rate base for Evergy and Evergy Kansas Central and is being amortized over a five-year period.
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
Deferred customer programs: Represents costs related to various energy efficiency programs that have been accumulated and deferred for future recovery. Of these amounts, $10.6 million for Evergy and $8.6 million for Evergy Metro are not included in rate base and are amortized over various periods.
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
6. GOODWILL
Accounting rules require goodwill to be tested for impairment annually and when an event occurs indicating the possibility that an impairment exists. Evergy's impairment test for the $2,336.6 million of goodwill that was recorded as a result of the Great Plains Energy and Evergy Kansas Central merger was conducted as of May 1, 2020. The goodwill impairment test consists of comparing the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment. In the event that the carrying amount exceeds the fair value of the reporting unit, an impairment loss is recognized for the difference between the carrying amount of the reporting unit and its fair value. Evergy's consolidated operations are considered one reporting unit for assessment of impairment, as management assesses financial performance and allocates resources on a consolidated basis. The determination of fair value of the reporting unit consisted of two valuation techniques: an income approach consisting of a discounted cash flow analysis and a market approach consisting of a determination of reporting unit invested capital using a market multiple derived from the historical earnings before interest, income taxes, depreciation and amortization and market prices of the stock of peer companies. The results of the two techniques were evaluated and weighted to determine a point within the range that management considered representative of fair value for the reporting unit. The fair value of the reporting unit exceeded the carrying amount, including goodwill. As a result, there was no impairment of goodwill.
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
The MPSC and KCC require the owners of Wolf Creek, including Evergy Kansas South and Evergy Metro with their respective 47% ownership shares, to submit an updated decommissioning cost study every three years. The most recent study was submitted to the MPSC and KCC in September 2020. As a result of changes in estimates related to the study, Evergy, Evergy Kansas Central and Evergy Metro recorded increases to their AROs to decommission Wolf Creek of $259.1 million, $140.7 million and $118.4 million, respectively, in 2020.
The following table summarizes the change in the Evergy Companies' AROs for the periods ending December 31, 2020 and 2019.

	Evergy		Evergy Kansas Central		Evergy Metro
	2020	2019	2020	2019	2020	2019
	(millions)
Beginning balance January 1	$674.1	$687.1	$272.9	$281.1	$253.6	$261.0
Revision in timing and/or estimates	249.3	(22.3)	136.8	(12.4)	118.4	(9.9)
Settlements	(18.4)	(17.8)	(2.2)	(14.8)	(7.5)	(2.5)
Accretion	36.9	27.1	19.7	19.0	14.4	5.0
Ending balance	$941.9	$674.1	$427.2	$272.9	$378.9	$253.6
Less: current portion	(40.2)	(71.3)	(11.2)	(23.3)	(21.2)	(36.1)
Total noncurrent asset retirement obligation	$901.7	$602.8	$416.0	$249.6	$357.7	$217.5

8. PROPERTY, PLANT AND EQUIPMENT
The following tables summarize the property, plant and equipment of Evergy, Evergy Kansas Central and Evergy Metro.

December 31, 2020	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$28,914.8	$14,095.1	$11,161.8
Electric plant acquisition adjustment	724.3	724.3	—
Accumulated depreciation	(10,998.4)	(5,293.5)	(4,532.7)
Plant in service	18,640.7	9,525.9	6,629.1
Construction work in progress	1,153.5	589.1	433.9
Nuclear fuel, net	155.9	77.7	78.2
Plant to be retired, net (a)	0.9	0.9	—
Net property, plant and equipment	$19,951.0	$10,193.6	$7,141.2

December 31, 2019	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$27,768.8	$13,538.1	$10,776.5
Electric plant acquisition adjustment	740.6	740.6	—
Accumulated depreciation	(10,293.7)	(4,951.5)	(4,272.0)
Plant in service	18,215.7	9,327.2	6,504.5
Construction work in progress	839.2	472.8	269.9
Nuclear fuel, net	128.5	63.9	64.6
Plant to be retired, net (a)	1.0	1.0	—
Net property, plant and equipment	$19,184.4	$9,864.9	$6,839.0
(a) As of December 31, 2020 and 2019, represents the planned retirement of Evergy Kansas Central analog meters prior to the end of their remaining useful lives.
The following table summarizes the property, plant and equipment of VIEs for Evergy and Evergy Kansas Central.

	December 31
	2020	2019
	(millions)
Electric plant of VIEs	$392.1	$392.1
Accumulated depreciation of VIEs	(237.2)	(230.1)
Net property, plant and equipment of VIEs	$154.9	$162.0
Depreciation Expense
The Evergy Companies' depreciation expense is detailed in the following table.

	2020	2019	2018
	(millions)
Evergy (a)	$804.7	$786.3	$567.9
Evergy Kansas Central (a)	435.1	425.8	371.3
Evergy Metro (b)	269.5	262.7	235.3
(a) Approximately $7.1 million of depreciation expense in each of 2020, 2019 and 2018 was attributable to property, plant and equipment of VIEs.
(b) Evergy Metro amounts are only included in consolidated Evergy from June 4, 2018, the date of the closing of the merger, and thereafter.

9. JOINTLY-OWNED ELECTRIC UTILITY PLANTS
Evergy's, Evergy Kansas Central's and Evergy Metro's share of jointly-owned electric utility plants at December 31, 2020, are detailed in the following tables.

Evergy
	Wolf Creek Unit	La Cygne Units (a)	Iatan No. 1 Unit	Iatan No. 2 Unit	Iatan Common	Jeffrey Energy Center	State Line
	(millions, except MW amounts)
Evergy's share	94%	100%	88%	73%	79%	100%	40%

Electric plant in service	$4,059.1	$2,207.6	$773.3	$1,404.3	$499.7	$2,435.4	$115.0
Accumulated depreciation	1,970.3	779.4	265.7	459.3	127.8	984.1	80.6
Nuclear fuel, net	155.9	—	—	—	—	—	—
Construction work in progress	183.5	27.7	10.3	10.7	4.4	84.1	12.9
2021 accredited capacity-MWs	1,108	1,426	618	640	n/a	2,012	200
(a)    The VIE consolidated by Evergy and Evergy Kansas Central holds its 50% leasehold interest in La Cygne Unit 2. This 50% leasehold interest in La Cygne Unit 2 is reflected in the information provided above. See Note 19 for additional information.

Evergy Kansas Central
	Wolf Creek Unit	La Cygne Units (a)	Jeffrey Energy Center	State Line
	(millions, except MW amounts)
Evergy Kansas Central's share	47%	50%	92%	40%

Electric plant in service	$1,995.2	$1,046.5	$2,229.5	$115.0
Accumulated depreciation	956.6	446.2	895.3	80.6
Nuclear fuel, net	77.7	—	—	—
Construction work in progress	77.2	10.6	77.3	12.9
2021 accredited capacity-MWs	554	713	1,837	200
(a)    The VIE consolidated by Evergy and Evergy Kansas Central holds its 50% leasehold interest in La Cygne Unit 2. This 50% leasehold interest in La Cygne Unit 2 is reflected in the information provided above. See Note 19 for additional information.

Evergy Metro
	Wolf Creek Unit	La Cygne Units	Iatan No. 1 Unit	Iatan No. 2 Unit	Iatan Common
	(millions, except MW amounts)
Evergy Metro's share	47%	50%	70%	55%	61%

Electric plant in service	$2,063.9	$1,161.1	$600.2	$1,065.3	$396.5
Accumulated depreciation	1,013.7	333.2	204.7	397.4	110.5
Nuclear fuel, net	78.2	—	—	—	—
Construction work in progress	106.3	17.1	8.3	8.0	3.1
2021 accredited capacity-MWs	554	713	492	482	n/a
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
For 2020, Evergy and Evergy Metro recorded pension settlement charges of $11.2 million and $14.3 million, respectively. For 2019, Evergy and Evergy Metro recorded pension settlement charges of $15.6 million and $23.0 million, respectively. These settlement charges were the result of accelerated pension distributions primarily related to voluntary severance programs. Evergy and Evergy Metro deferred substantially all of the charges to a regulatory asset and expect to recover these amounts over future periods pursuant to regulatory agreements.

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

	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Change in projected benefit obligation (PBO)	(millions)
PBO at January 1, 2020	$2,718.2	$1,323.4	$1,371.4	$264.3	$138.7	$125.6
Service cost	78.9	27.1	51.8	2.7	1.1	1.6
Interest cost	96.8	47.0	49.1	9.2	4.8	4.4
Contribution by participants	—	—	—	9.3	1.8	7.5
Plan amendments	4.2	8.1	(3.9)	1.0	0.5	0.5
Actuarial loss	273.9	127.0	144.8	19.6	11.0	8.6
Benefits paid	(202.5)	(102.3)	(99.0)	(25.7)	(11.1)	(14.6)
Settlements	(62.9)	—	(62.9)	—	—	—
Other	(5.5)	(0.7)	(4.8)	—	—	—
PBO at December 31, 2020	$2,901.1	$1,429.6	$1,446.5	$280.4	$146.8	$133.6
Change in plan assets
Fair value of plan assets at January 1, 2020	$1,732.8	$842.1	$890.7	$239.9	$120.5	$119.4
Actual return on plan assets	209.9	99.7	110.2	20.7	13.7	7.0
Contributions by employer and participants	123.4	45.8	77.6	11.7	2.1	9.6
Benefits paid	(198.6)	(99.9)	(98.7)	(24.0)	(10.5)	(13.5)
Settlements	(62.9)	—	(62.9)	—	—	—
Other	(5.5)	(0.7)	(4.8)	—	—	—
Fair value of plan assets at December 31, 2020	$1,799.1	$887.0	$912.1	$248.3	$125.8	$122.5
Funded status at December 31, 2020	$(1,102.0)	$(542.6)	$(534.4)	$(32.1)	$(21.0)	$(11.1)

	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Amounts recognized in the consolidated balance sheets			(millions)
Non-current asset	$—	$—	$—	$21.3	$—	$21.3
Current pension and other post-retirement liability	(4.4)	(2.5)	(0.8)	(1.6)	(0.8)	(0.9)
Noncurrent pension liability and other post-retirement liability	(1,097.6)	(540.1)	(533.6)	(51.8)	(20.2)	(31.5)
Net amount recognized before regulatory treatment	(1,102.0)	(542.6)	(534.4)	(32.1)	(21.0)	(11.1)
Accumulated OCI or regulatory asset/liability	566.9	408.0	216.9	4.0	1.0	(7.7)
Net amount recognized at December 31, 2020	$(535.1)	$(134.6)	$(317.5)	$(28.1)	$(20.0)	$(18.8)
Amounts in accumulated OCI or regulatory asset/liability not yet recognized as a component of net periodic benefit cost:
Actuarial (gain) loss	$551.8	$388.9	$218.6	$2.2	$(0.3)	$—
Prior service cost	15.1	19.1	(1.7)	1.8	1.3	(7.7)
Net amount recognized at December 31, 2020	$566.9	$408.0	$216.9	$4.0	$1.0	$(7.7)

	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Change in projected benefit obligation (PBO)	(millions)
PBO at January 1, 2019	$2,553.4	$1,258.9	$1,272.4	$249.3	$133.6	$115.7
Service cost	79.1	29.0	50.1	2.5	1.1	1.4
Interest cost	108.0	53.7	53.3	10.5	5.6	4.9
Contribution by participants	—	—	—	8.8	1.9	6.9
Actuarial loss	262.4	120.3	140.5	20.9	9.5	11.4
Benefits paid	(180.5)	(136.9)	(42.3)	(27.7)	(13.0)	(14.7)
Settlements	(96.6)	—	(96.6)	—	—	—
Other	(7.6)	(1.6)	(6.0)	—	—	—
PBO at December 31, 2019	$2,718.2	$1,323.4	$1,371.4	$264.3	$138.7	$125.6
Change in plan assets
Fair value of plan assets at January 1, 2019	$1,603.4	$804.6	$798.8	$223.3	$109.7	$113.6
Actual return on plan assets	284.0	130.5	153.5	30.0	20.0	10.0
Contributions by employer and participants	125.2	43.0	82.2	13.2	3.5	9.7
Benefits paid	(175.6)	(134.4)	(41.2)	(26.6)	(12.7)	(13.9)
Settlements	(96.6)	—	(96.6)	—	—	—
Other	(7.6)	(1.6)	(6.0)	—	—	—
Fair value of plan assets at December 31, 2019	$1,732.8	$842.1	$890.7	$239.9	$120.5	$119.4
Funded status at December 31, 2019	$(985.4)	$(481.3)	$(480.7)	$(24.4)	$(18.2)	$(6.2)

	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Amounts recognized in the consolidated balance sheets			(millions)
Non-current asset	$—	$—	$—	$15.0	$—	$15.0
Current pension and other post-retirement liability	(5.6)	(3.0)	(1.3)	(1.9)	(1.0)	(0.9)
Noncurrent pension liability and other post- retirement liability	(979.8)	(478.3)	(479.4)	(37.5)	(17.2)	(20.3)
Net amount recognized before regulatory treatment	(985.4)	(481.3)	(480.7)	(24.4)	(18.2)	(6.2)
Accumulated OCI or regulatory asset/liability	454.1	354.9	192.3	(4.4)	(2.9)	(13.0)
Net amount recognized at December 31, 2019	$(531.3)	$(126.4)	$(288.4)	$(28.8)	$(21.1)	$(19.2)
Amounts in accumulated OCI or regulatory asset/liability not yet recognized as a component of net periodic benefit cost:
Actuarial (gain) loss	$439.7	$342.3	$189.4	$(5.7)	$(4.2)	$(4.9)
Prior service cost	14.4	12.6	2.9	1.3	1.3	(8.1)
Net amount recognized at December 31, 2019	$454.1	$354.9	$192.3	$(4.4)	$(2.9)	$(13.0)
Actuarial losses for the Evergy Companies' pension benefit plans for 2020 and 2019 were primarily driven by a decrease in the discount rate used to measure the benefit obligation of approximately 70 basis points in each of 2020 and 2019 as a result of lower market interest rates.
As of December 31, 2020 and 2019, Evergy's pension benefits include non-qualified benefit obligations of $52.1 million and $49.4 million, respectively, which are funded by trusts containing assets of $46.3 million and $45.5 million, respectively. As of December 31, 2020 and 2019, Evergy Kansas Central's pension benefits include non-qualified benefit obligations of $27.0 million and $26.0 million, respectively, which are funded by trusts containing assets of $32.7 million and $31.7 million, respectively. The assets in the aforementioned trusts are not included in the table above. See Note 14 for more information on these amounts.

	Pension Benefits			Post-Retirement Benefits
Year Ended December 31, 2020	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$78.9	$27.1	$51.8	$2.7	$1.1	$1.6
Interest cost	96.8	47.0	49.1	9.2	4.8	4.4
Expected return on plan assets	(105.6)	(53.1)	(54.7)	(9.3)	(6.6)	(2.7)
Prior service cost	1.8	1.6	0.8	0.5	0.5	—
Recognized net actuarial (gain) loss	46.4	33.9	45.7	0.2	—	(0.6)
Settlement and special termination benefits	11.2	—	14.3	—	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	129.5	56.5	107.0	3.3	(0.2)	2.7
Regulatory adjustment	29.6	5.9	(11.6)	(4.0)	(3.0)	(0.2)
Intercompany allocations	n/a	(0.2)	(22.6)	n/a	0.1	(0.3)
Net periodic benefit costs (income)	159.1	62.2	72.8	(0.7)	(3.1)	2.2
Other changes in plan assets and benefit obligations recognized in OCI or regulatory assets/liabilities
Current year net loss	169.7	80.4	89.3	8.2	3.9	4.3
Amortization of gain (loss)	(59.2)	(33.8)	(60.0)	(0.2)	—	0.6
Prior service cost	4.1	8.1	(3.9)	0.9	0.5	0.4
Amortization of prior service cost	(1.8)	(1.6)	(0.8)	(0.5)	(0.5)	—
Total recognized in OCI or regulatory asset/liability	112.8	53.1	24.6	8.4	3.9	5.3
Total recognized in net periodic benefit costs and OCI or regulatory asset/liability	$271.9	$115.3	$97.4	$7.7	$0.8	$7.5

	Pension Benefits			Post-Retirement Benefits
Year Ended December 31, 2019	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$79.1	$29.0	$50.1	$2.5	$1.1	$1.4
Interest cost	108.0	53.7	53.3	10.5	5.6	4.9
Expected return on plan assets	(106.3)	(54.8)	(48.9)	(10.0)	(6.7)	(3.3)
Prior service cost	1.9	1.7	0.9	0.5	0.5	—
Recognized net actuarial (gain) loss	33.0	25.5	49.8	(1.2)	(0.6)	(1.4)
Settlement and special termination benefits	15.6	—	23.0	—	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	131.3	55.1	128.2	2.3	(0.1)	1.6
Regulatory adjustment	37.4	3.0	(19.2)	(3.4)	(3.0)	0.4
Intercompany allocations	n/a	—	(34.4)	n/a	—	(0.4)
Net periodic benefit costs (income)	168.7	58.1	74.6	(1.1)	(3.1)	1.6
Other changes in plan assets and benefit obligations recognized in OCI or regulatory assets/liabilities
Current year net (gain) loss	84.7	44.6	35.9	0.9	(3.8)	4.7
Amortization of gain (loss)	(48.6)	(25.5)	(72.8)	1.2	0.6	1.4
Amortization of prior service cost	(1.9)	(1.7)	(0.9)	(0.5)	(0.5)	—
Total recognized in OCI or regulatory asset/liability	34.2	17.4	(37.8)	1.6	(3.7)	6.1
Total recognized in net periodic benefit costs and OCI or regulatory asset/liability	$202.9	$75.5	$36.8	$0.5	$(6.8)	$7.7

	Pension Benefits			Post-Retirement Benefits
Year Ended December 31, 2018	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$60.7	$32.2	$48.6	$2.3	$1.3	$2.0
Interest cost	82.5	50.7	49.9	8.0	5.0	4.8
Expected return on plan assets	(86.4)	(55.9)	(55.5)	(8.8)	(7.0)	(2.8)
Prior service cost	0.7	0.7	0.7	0.5	0.5	0.1
Recognized net actuarial (gain) loss	32.6	32.6	45.1	(0.6)	(0.6)	(0.2)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	90.1	60.3	88.8	1.4	(0.8)	3.9
Regulatory adjustment	8.3	8.8	0.7	(1.7)	(2.0)	(0.1)
Intercompany allocations	n/a	—	(21.6)	n/a	—	(1.1)
Net periodic benefit costs (income)	98.4	69.1	67.9	(0.3)	(2.8)	2.7
Other changes in plan assets and benefit obligations recognized in OCI or regulatory assets/liabilities
Current year net (gain) loss	67.2	(13.2)	25.9	4.9	11.7	(14.0)
Amortization of gain (loss)	(32.6)	(32.6)	(45.1)	0.6	0.6	0.2
Prior service cost	13.4	11.4	2.0	—	—	—
Amortization of prior service cost	(0.7)	(0.7)	(0.7)	(0.5)	(0.5)	(0.1)
Total recognized in OCI or regulatory asset/liability	47.3	(35.1)	(17.9)	5.0	11.8	(13.9)
Total recognized in net periodic benefit costs and OCI or regulatory asset/liability	$145.7	$34.0	$50.0	$4.7	$9.0	$(11.2)
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
Pension and other post-retirement benefit plans with the PBO, accumulated benefit obligation (ABO) or accumulated other post-retirement benefit obligation (APBO) in excess of the fair value of plan assets at year-end are detailed in the following tables.

December 31, 2020	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
ABO for all defined benefit pension plans	$2,534.1	$1,281.6	$1,227.4
Pension plans with the PBO in excess of plan assets
Projected benefit obligation	$2,901.1	$1,429.6	$1,446.5
Fair value of plan assets	1,799.1	887.0	912.1
Pension plans with the ABO in excess of plan assets
Accumulated benefit obligation	$2,534.1	$1,281.6	$1,227.4
Fair value of plan assets	1,799.1	887.0	912.1
Other post-retirement benefit plans with the APBO in excess of plan assets
Accumulated other post-retirement benefit obligation	$280.4	$146.8	$133.6
Fair value of plan assets	248.3	125.8	122.5

December 31, 2019	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
ABO for all defined benefit pension plans	$2,390.5	$1,196.8	$1,170.2
Pension plans with the PBO in excess of plan assets
Projected benefit obligation	$2,718.2	$1,323.4	$1,371.4
Fair value of plan assets	1,732.8	842.1	890.7
Pension plans with the ABO in excess of plan assets
Accumulated benefit obligation	$2,390.5	$1,196.8	$1,170.2
Fair value of plan assets	1,732.8	842.1	890.7
Other post-retirement benefit plans with the APBO in excess of plan assets
Accumulated other post-retirement benefit obligation	$264.3	$138.7	$125.6
Fair value of plan assets	239.9	120.5	119.4
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
The following tables provide the weighted-average assumptions used to determine benefit obligations and net costs for the Evergy Companies' pension and post-retirement benefit plans.

Weighted-average assumptions used to determine the benefit obligation at December 31, 2020	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Discount rate	2.95%	2.93%	2.97%	2.84%	2.80%	2.88%
Rate of compensation increase	3.71%	3.76%	3.71%	3.75%	n/a	3.75%
Interest crediting rate for cash balance plans	4.12%	4.00%	4.46%	n/a	n/a	n/a

Weighted-average assumptions used to determine the benefit obligation at December 31, 2019	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Discount rate	3.62%	3.61%	3.64%	3.56%	3.54%	3.58%
Rate of compensation increase	3.74%	3.78%	3.71%	3.75%	n/a	3.75%
Interest crediting rate for cash balance plans	4.32%	4.21%	4.50%	n/a	n/a	n/a

Weighted-average assumptions used to determine net costs for the year ended December 31, 2020	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Discount rate	3.62%	3.61%	3.64%	3.56%	3.54%	3.58%
Expected long-term return on plan assets	6.63%	6.70%	6.56%	4.19%	6.00%	2.37%
Rate of compensation increase	3.74%	3.75%	3.71%	3.75%	n/a	3.75%
Interest crediting rate for cash balance plans	4.32%	4.21%	4.50%	n/a	n/a	n/a

Weighted-average assumptions used to determine net costs for the year ended December 31, 2019	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Discount rate	4.35%	4.35%	4.36%	4.33%	4.33%	4.33%
Expected long-term return on plan assets	6.61%	6.75%	6.47%	4.44%	6.00%	2.94%
Rate of compensation increase	3.76%	4.03%	3.64%	3.50%	n/a	3.50%
Interest crediting rate for cash balance plans	4.32%	4.21%	4.50%	n/a	n/a	n/a
Evergy expects to contribute $131.6 million to the pension plans in 2021 to meet Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and regulatory orders, of which $41.2 million is expected to be paid by Evergy Kansas Central and $90.4 million is expected to be paid by Evergy Metro. The Evergy Companies' funding policy is to contribute amounts sufficient to meet the ERISA funding requirements and MPSC and KCC rate orders plus additional amounts as considered appropriate; therefore, actual contributions may differ from expected contributions. Also in 2021, Evergy expects to contribute $4.1 million to the post-retirement benefit plans, of which $0.6 million is expected to be paid by Evergy Kansas Central and $3.5 million is expected to be paid by Evergy Metro.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid through 2030.

	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
2021	$187.6	$96.2	$90.2	$16.7	$9.5	$7.2
2022	189.6	95.5	92.8	16.4	9.3	7.1
2023	192.6	95.7	95.6	16.1	9.1	6.9
2024	193.2	95.2	96.7	15.7	8.8	6.9
2025	195.5	94.5	99.4	15.3	8.6	6.8
2026-2030	957.0	442.8	506.5	73.1	39.8	33.3
As of December 31, 2020, Evergy Kansas Central and Evergy Metro each maintained separate trusts for both their qualified pension and post-retirement benefits. These plans are managed in accordance with prudent investor guidelines contained in the ERISA requirements.
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
The investment strategies of both the Evergy Kansas Central and Evergy Metro pension and post-retirement plans support the above objectives of the plans. The portfolios are invested, and periodically rebalanced, to achieve the targeted allocations detailed below. The following table provides the target asset allocations by asset class for the Evergy Kansas Central and Evergy Metro pension and other post-retirement plan assets. [to be updated]

	Pension Benefits		Post-Retirement Benefits
	Evergy Kansas Central	Evergy Metro	Evergy Kansas Central	Evergy Metro
Domestic equities	29%	30%	33%	3%
International equities	20%	24%	22%	—%
Bonds	36%	33%	45%	85%
Mortgage & asset backed securities	—%	—%	—%	4%
Real estate investments	4%	5%	—%	—%
Other investments	11%	9%	—%	7%
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

The fair values of the Evergy Companies' pension plan assets at December 31, 2020 and 2019, by asset category are in the following tables.

		Fair Value Measurements Using
Description	December 31 2020	Level 1	Level 2	Level 3	Assets measured at NAV
	(millions)
Evergy Kansas Central Pension Plans
Domestic equities	$248.5	$151.3	$—	$—	$97.2
International equities	171.2	103.8	—	—	67.4
Bond funds	281.2	230.7	—	—	50.5
Real estate investments	46.7	—	—	—	46.7
Combination debt/equity/other fund	30.4	30.4	—	—	—
Alternative investment funds	83.6	—	—	—	83.6
Short-term investments	25.4	—	—	—	25.4
Total	$887.0	$516.2	$—	$—	$370.8

Evergy Metro Pension Plans
Domestic equities	$247.4	$191.9	$—	$—	$55.5
International equities	220.8	153.4	—	—	67.4
Bond funds	78.1	21.1	—	—	57.0
Corporate bonds	133.6	—	133.6	—	—
U.S. Treasury and agency bonds	73.8	61.5	12.3	—	—
Mortgage and asset backed securities	5.0	—	5.0	—	—
Real estate investments	40.2	1.6	—	—	38.6
Combination debt/equity/other fund	15.6	15.6	—	—	—
Alternative investment funds	39.7	—	—	—	39.7
Cash and cash equivalents	57.3	57.3	—	—	—
Short-term investments	1.4	—	—	—	1.4
Other	(0.8)	—	(0.8)	—	—
Total	$912.1	$502.4	$150.1	$—	$259.6

		Fair Value Measurements Using
Description	December 31 2019	Level 1	Level 2	Level 3	Assets measured at NAV
	(millions)
Evergy Kansas Central Pension Plans
Domestic equities	$233.8	$150.6	$—	$—	$83.2
International equities	162.4	101.5	—	—	60.9
Bond funds	281.7	233.0	—	—	48.7
Real estate investments	46.5	—	—	—	46.5
Combination debt/equity/other fund	30.1	30.1	—	—	—
Alternative investment funds	78.5	—	—	—	78.5
Short-term investments	9.1	—	—	—	9.1
Total	$842.1	$515.2	$—	$—	$326.9

Evergy Metro Pension Plans
Domestic equities	$244.8	$195.3	$—	$—	$49.5
International equities	178.7	117.7	—	—	61.0
Bond funds	71.0	15.6	—	—	55.4
Corporate bonds	123.9	—	123.9	—	—
U.S. Treasury and agency bonds	70.9	53.5	17.4	—	—
Mortgage and asset backed securities	5.7	—	5.7	—	—
Real estate investments	50.8	12.8	—	—	38.0
Combination debt/equity/other fund	11.9	11.9	—	—	—
Alternative investment funds	36.6	—	—	—	36.6
Cash and cash equivalents	92.9	92.9	—	—	—
Short-term investments	1.0	—	—	—	1.0
Other	2.5	—	2.5	—	—
Total	$890.7	$499.7	$149.5	$—	$241.5

The fair values of the Evergy Companies' post-retirement plan assets at December 31, 2020 and 2019, by asset category are in the following tables.

		Fair Value Measurements Using
Description	December 31 2020	Level 1	Level 2	Level 3	Assets measured at NAV
	(millions)
Evergy Kansas Central Post-Retirement Benefit Plans
Domestic equities	$41.9	$—	$—	$—	$41.9
International equities	27.7	—	—	—	27.7
Bond funds	55.5	—	—	—	55.5
Cash and cash equivalents	0.7	0.7	—	—	—
Total	$125.8	$0.7	$—	$—	$125.1

Evergy Metro Post-Retirement Benefit Plans
Domestic equities	$4.6	$4.6	$—	$—	$—
International equities	1.2	1.2	—	—	—
Bond funds	79.0	0.2	—	—	78.8
Corporate bonds	17.9	—	17.9	—	—
U.S. Treasury and agency bonds	13.6	5.7	7.9	—	—
Mortgage and asset backed securities	0.5	—	0.5	—	—
Cash and cash equivalents	5.4	5.4	—	—	—
Other	0.3	—	0.3	—	—
Total	$122.5	$17.1	$26.6	$—	$78.8

		Fair Value Measurements Using
Description	December 31 2019	Level 1	Level 2	Level 3	Assets measured at NAV
	(millions)
Evergy Kansas Central Post-Retirement Benefit Plans
Domestic equities	$40.5	$—	$—	$—	$40.5
International equities	26.0	—	—	—	26.0
Bond funds	52.9	—	—	—	52.9
Cash and cash equivalents	1.1	1.1	—	—	—
Total	$120.5	$1.1	$—	$—	$119.4

Evergy Metro Post-Retirement Benefit Plans
Domestic equities	$3.2	$3.2	$—	$—	$—
International equities	1.1	1.1	—	—	—
Bond funds	77.5	0.1	—	—	77.4
Corporate bonds	17.8	—	17.8	—	—
U.S. Treasury and agency bonds	11.5	4.1	7.4	—	—
Mortgage and asset backed securities	1.3	—	1.3	—	—
Cash and cash equivalents	6.7	6.7	—	—	—
Other	0.3	—	0.3	—	—
Total	$119.4	$15.2	$26.8	$—	$77.4

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The cost trend assumptions are detailed in the following tables.

Assumed annual health care cost growth rates as of December 31, 2020	Evergy	Evergy Kansas Central	Evergy Metro
Health care cost trend rate assumed for next year	6.0%	6.0%	6.0%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%
Year that rate reaches ultimate trend	2027	2027	2027

Assumed annual health care cost growth rates as of December 31, 2019	Evergy	Evergy Kansas Central	Evergy Metro
Health care cost trend rate assumed for next year	6.3%	6.3%	6.3%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%
Year that rate reaches ultimate trend	2027	2027	2027
Employee Savings Plans
Evergy has defined contribution savings plans (401(k)) that cover substantially all employees. Evergy matches employee contributions, subject to limits. The annual costs of the plans are detailed in the following table. Evergy Metro amounts are only included in consolidated Evergy from June 4, 2018, the date of the closing of the merger, and thereafter.

	2020	2019	2018
	(millions)
Evergy	$17.4	$17.6	$16.3
Evergy Kansas Central	9.6	9.6	9.9
Evergy Metro	7.8	8.0	8.3
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

The following table summarizes the Evergy Companies' equity compensation expense and the associated income tax benefit.

	2020	2019	2018
Evergy	(millions)
Equity compensation expense	$15.5	$15.5	$30.7
Income tax benefit	2.2	3.0	1.4
Evergy Kansas Central
Equity compensation expense	7.6	6.7	24.8
Income tax benefit	1.6	1.9	1.4
Evergy Metro(a)
Equity compensation expense	5.7	5.7	6.5
Income tax benefit	0.2	0.3	0.1
(a) Evergy Metro amounts are only included in consolidated Evergy from June 4, 2018, the date of the closing of the merger, and thereafter.
Restricted Share Units
Evergy has utilized RSUs for new grants of stock-based compensation awards subsequent to the merger. RSU awards are grants that entitle the holder to receive shares of common stock as the awards vest. These RSU awards are defined as nonvested shares and do not include restrictions once the awards have vested. These RSUs either take the form of RSUs with performance measures that vest upon expiration of the award term or RSUs with only service requirements that vest solely upon the passage of time. As of December 31, 2020, Evergy also had an insignificant amount of restricted stock and performance shares outstanding related to Great Plains Energy equity compensation awards that converted to equivalent Evergy awards at the closing of the merger transaction in 2018. These remaining restricted stock and performance share awards will vest in the first quarter of 2021.
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
The fair value of RSUs with performance measures is estimated using the market value of Evergy's stock at the valuation date and a Monte Carlo simulation technique that incorporates assumptions for inputs of expected volatilities, dividend yield and risk-free rates. Expected volatility is based on daily stock price change during a historical period commensurate with the remaining term of the performance period of the grant. The risk-free rate is based upon the rate at the time of the evaluation for zero-coupon government bonds with a maturity consistent with the remaining performance period of the grant. The dividend yield is based on the most recent dividends paid and the actual closing stock price on the valuation date. For shares granted in 2020, inputs for expected volatility, dividend yield and the risk-free rate were 17%, 2.93% and 0.72%, respectively.

RSU activity for awards with performance measures for 2020 is summarized in the following table.

	Nonvested Restricted Share Units	Grant Date Fair Value*
Beginning balance January 1, 2020	197,250	$37.87
Granted	175,991	87.98
Forfeited	(25,277)	60.55
Ending balance December 31, 2020	347,964	61.57
* weighted-average
At December 31, 2020, the remaining weighted-average contractual term related to RSU awards with performance measures was 1.7 years.  The weighted-average grant-date fair value of RSUs granted with performance measures was $87.98 and $37.87 in 2020 and 2019, respectively. At December 31, 2020, there was $17.5 million of unrecognized compensation expense related to unvested RSUs with performance measures. No RSUs with performance measures vested in 2020 and 2019.
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
RSU activity for awards with only service requirements for 2020 is summarized in the following table.

	Nonvested Restricted Share Units	Grant Date Fair Value*
Beginning balance January 1, 2020	233,350	$54.16
Granted	59,539	68.92
Vested	(120,536)	53.94
Forfeited	(11,611)	59.27
Ending balance December 31, 2020	160,742	59.42
* weighted-average
At December 31, 2020, the remaining weighted-average contractual term related to RSU awards with only service requirements was 1.3 years.  The weighted-average grant-date fair value of RSUs granted with only service requirements was $68.92, $54.47 and $52.16 in 2020, 2019 and 2018, respectively. At December 31, 2020, there was $3.5 million of unrecognized compensation expense related to unvested RSUs. The total fair value of RSUs with only service requirements that vested was $6.5 million, $2.6 million and $16.0 million in 2020, 2019 and 2018, respectively.

12. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
Evergy's $2.5 billion master credit facility expires in 2023. Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West have borrowing capacity under the master credit facility with specific sublimits for each borrower. These sublimits can be unilaterally adjusted by Evergy for each borrower provided the sublimits remain within minimum and maximum sublimits as specified in the facility. A default by any borrower under the facility or one of its significant subsidiaries on other indebtedness totaling more than $100.0 million constitutes a default by that borrower under the facility. Under the terms of this facility, each of Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West is required to maintain a total indebtedness to total capitalization ratio, as defined in the facility, of not greater than 0.65 to 1.00 at all times. As of December 31, 2020, Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West were in compliance with this covenant.
The following table summarizes the committed credit facilities (excluding receivable sale facilities discussed in Note 4) available to the Evergy Companies as of December 31, 2020 and 2019.

		Amounts Drawn
	Master Credit Facility	Commercial Paper	Letters of Credit	Cash Borrowings	Available Borrowings	Weighted Average Interest Rate on Short-Term Borrowings
December 31, 2020	(millions)
Evergy, Inc.	$450.0	n/a	$0.7	$200.0	$249.3	1.40%
Evergy Kansas Central	1,000.0	50.0	17.0	—	933.0	0.23%
Evergy Metro	600.0	—	—	—	600.0	—%
Evergy Missouri West	450.0	65.0	2.0	—	383.0	0.36%
Evergy	$2,500.0	$115.0	$19.7	$200.0	$2,165.3

December 31, 2019
Evergy, Inc.	$450.0	n/a	$0.7	$20.0	$429.3	2.99%
Evergy Kansas Central	1,000.0	249.2	14.2	—	736.6	2.07%
Evergy Metro	600.0	199.3	—	—	400.7	2.02%
Evergy Missouri West	450.0	93.4	2.1	—	354.5	2.02%
Evergy	$2,500.0	$541.9	$17.0	$20.0	$1,921.1

13. LONG-TERM DEBT
The Evergy Companies' long-term debt is detailed in the following tables.

December 31, 2020	Issuing Entity	Year Due	Evergy	Evergy Kansas Central	Evergy Metro
Mortgage Bonds			(millions)
3.25% Series	Evergy Kansas Central, Inc.	2025	250.0	250.0	—
2.55% Series	Evergy Kansas Central, Inc.	2026	350.0	350.0	—
3.10% Series	Evergy Kansas Central, Inc.	2027	300.0	300.0	—
4.125% Series	Evergy Kansas Central, Inc.	2042	550.0	550.0	—
4.10% Series	Evergy Kansas Central, Inc.	2043	430.0	430.0	—
4.625% Series	Evergy Kansas Central, Inc.	2043	250.0	250.0	—
4.25% Series	Evergy Kansas Central, Inc.	2045	300.0	300.0	—
3.25% Series	Evergy Kansas Central, Inc.	2049	300.0	300.0
3.45% Series	Evergy Kansas Central, Inc.	2050	500.0	500.0	—
6.15% Series	Evergy Kansas South, Inc.	2023	50.0	50.0	—
6.53% Series	Evergy Kansas South, Inc.	2037	175.0	175.0	—
6.64% Series	Evergy Kansas South, Inc.	2038	100.0	100.0	—
4.30% Series	Evergy Kansas South, Inc.	2044	250.0	250.0	—
2.95% EIRR bonds	Evergy Metro, Inc.	2023	79.5	—	79.5
4.125% Series	Evergy Metro, Inc.	2049	400.0	—	400.0
2.25% Series	Evergy Metro, Inc.	2030	400.0	—	400.0
9.44% Series	Evergy Missouri West, Inc.	2021	1.1	—	—
Pollution Control Bonds
0.18% Series(b)	Evergy Kansas Central, Inc.	2032	45.0	45.0	—
0.18% Series(b)	Evergy Kansas Central, Inc.	2032	30.5	30.5	—
0.18% Series(b)	Evergy Kansas South, Inc.	2027	21.9	21.9	—
2.50% Series	Evergy Kansas South, Inc.	2031	50.0	50.0	—
0.18% Series(b)	Evergy Kansas South, Inc.	2032	14.5	14.5	—
0.18% Series(b)	Evergy Kansas South, Inc.	2032	10.0	10.0	—
0.20% Series 2007A and 2007B(b)	Evergy Metro, Inc.	2035	146.5	—	146.5
2.75% Series 2008	Evergy Metro, Inc.	2038	23.4	—	23.4
Senior Notes
3.15% Series(g)	Evergy Metro, Inc.	2023	300.0	—	300.0
3.65% Series(g)	Evergy Metro, Inc.	2025	350.0	—	350.0
6.05% Series (5.78% rate)(a)(g)	Evergy Metro, Inc.	2035	250.0	—	250.0
5.30% Series(g)	Evergy Metro, Inc.	2041	400.0	—	400.0
4.20% Series(g)	Evergy Metro, Inc.	2047	300.0	—	300.0
4.20% Series(g)	Evergy Metro, Inc.	2048	300.0	—	300.0
8.27% Series	Evergy Missouri West, Inc.	2021	80.9	—	—
3.49% Series A	Evergy Missouri West, Inc.	2025	36.0	—	—
4.06% Series B	Evergy Missouri West, Inc.	2033	60.0	—	—
4.74% Series C	Evergy Missouri West, Inc.	2043	150.0	—	—
3.74% Series	Evergy Missouri West, Inc.	2022	100.0	—	—
4.85% Series	Evergy, Inc.(f)	2021	350.0	—	—
5.292% Series	Evergy, Inc.(f)	2022	287.5	—	—
2.45% Series	Evergy, Inc.	2024	800.0	—	—
2.90% Series (3.77% rate)(a)	Evergy, Inc.	2029	800.0	—	—
Medium Term Notes
7.33% Series	Evergy Missouri West, Inc.	2023	3.0	—	—
7.17% Series	Evergy Missouri West, Inc.	2023	7.0	—	—
Fair value adjustment(e)			110.4	—	—
Current maturities(c)			(436.4)	—	—
Unamortized debt discount and debt issuance costs			(84.9)	(45.4)	(26.4)
Total excluding current maturities(d)			$9,190.9	$3,931.5	$2,923.0

December 31, 2019	Issuing Entity	Year Due	Evergy	Evergy Kansas Central	Evergy Metro
Mortgage Bonds			(millions)
5.10% Series	Evergy Kansas Central, Inc.	2020	$250.0	$250.0	$—
3.25% Series	Evergy Kansas Central, Inc.	2025	250.0	250.0	—
2.55% Series	Evergy Kansas Central, Inc.	2026	350.0	350.0	—
3.10% Series	Evergy Kansas Central, Inc.	2027	300.0	300.0	—
4.125% Series	Evergy Kansas Central, Inc.	2042	550.0	550.0	—
4.10% Series	Evergy Kansas Central, Inc.	2043	430.0	430.0	—
4.625% Series	Evergy Kansas Central, Inc.	2043	250.0	250.0	—
4.25% Series	Evergy Kansas Central, Inc.	2045	300.0	300.0	—
3.25% Series	Evergy Kansas Central, Inc.	2049	300.0	300.0
6.15% Series	Evergy Kansas South, Inc.	2023	50.0	50.0	—
6.53% Series	Evergy Kansas South, Inc.	2037	175.0	175.0	—
6.64% Series	Evergy Kansas South, Inc.	2038	100.0	100.0	—
4.30% Series	Evergy Kansas South, Inc.	2044	250.0	250.0	—
2.95% EIRR bonds	Evergy Metro, Inc.	2023	79.5	—	79.5
4.125% Series	Evergy Metro, Inc.	2049	400.0	—	400.0
9.44% Series	Evergy Missouri West, Inc.	2020-2021	2.3	—	—
Pollution Control Bonds
1.39% Series(b)	Evergy Kansas Central, Inc.	2032	45.0	45.0	—
1.39% Series(b)	Evergy Kansas Central, Inc.	2032	30.5	30.5	—
1.39% Series(b)	Evergy Kansas South, Inc.	2027	21.9	21.9	—
2.50% Series	Evergy Kansas South, Inc.	2031	50.0	50.0	—
1.39% Series(b)	Evergy Kansas South, Inc.	2032	14.5	14.5	—
1.39% Series(b)	Evergy Kansas South, Inc.	2032	10.0	10.0	—
1.432% Series 2007A and 2007B(b)	Evergy Metro, Inc.	2035	146.5	—	146.5
2.75% Series 2008	Evergy Metro, Inc.	2038	23.4	—	23.4
Senior Notes
3.15% Series(g)	Evergy Metro, Inc.	2023	300.0	—	300.0
3.65% Series(g)	Evergy Metro, Inc.	2025	350.0	—	350.0
6.05% Series (5.78% rate)(a)(g)	Evergy Metro, Inc.	2035	250.0	—	250.0
5.30% Series(g)	Evergy Metro, Inc.	2041	400.0	—	400.0
4.20% Series(g)	Evergy Metro, Inc.	2047	300.0	—	300.0
4.20% Series(g)	Evergy Metro, Inc.	2048	300.0	—	300.0
8.27% Series	Evergy Missouri West, Inc.	2021	80.9	—	—
3.49% Series A	Evergy Missouri West, Inc.	2025	36.0	—	—
4.06% Series B	Evergy Missouri West, Inc.	2033	60.0	—	—
4.74% Series C	Evergy Missouri West, Inc.	2043	150.0	—	—
3.74% Series	Evergy Missouri West, Inc.	2022	100.0	—	—
4.85% Series	Evergy, Inc.(f)	2021	350.0	—	—
5.292% Series	Evergy, Inc.(f)	2022	287.5	—	—
2.45% Series	Evergy, Inc.	2024	800.0	—	—
2.90% Series (3.77% rate)(a)	Evergy, Inc.	2029	800.0	—	—
Medium Term Notes
7.33% Series	Evergy Missouri West, Inc.	2023	3.0	—	—
7.17% Series	Evergy Missouri West, Inc.	2023	7.0	—	—
Fair value adjustment(e)			125.5	—	—
Current maturities(c)			(251.1)	(250.0)	—
Unamortized debt discount and debt issuance costs			(80.7)	(40.8)	(24.4)
Total excluding current maturities(d)			$8,746.7	$3,436.1	$2,525.0
(a)Rate after amortizing gains/losses recognized in OCI on settlements of interest rate hedging instruments.
(b)Variable rate.
(c)Evergy's current maturities total as of December 31, 2020 and 2019, includes $4.4 million and $4.3 million, respectively, of fair value adjustments recorded in connection with purchase accounting for the merger transaction.
(d)At December 31, 2020 and 2019, does not include $50.0 million and $21.9 million of secured Series 2005 Environmental Improvement Revenue Refunding (EIRR) bonds because the bonds were repurchased in September 2015 and are held by Evergy Metro.
(e)Represents the fair value adjustments recorded at Evergy consolidated related to the long-term debt of Great Plains Energy, Evergy Metro and Evergy Missouri West in connection with purchase accounting for the merger transaction. This amount is not part of future principal payments and will amortize over the remaining life of the associated debt instruments.
(f)Originally issued by Great Plains Energy but assumed by Evergy, Inc. as part of the merger transaction.
(g)Effectively secured pursuant to the General Mortgage Indenture and Deed of Trust dated as of December 1, 1986, as supplemented (Evergy Metro Mortgage Indenture) through the issuance of collateral mortgage bonds to the trustee in 2019.

The following table summarizes Evergy's and Evergy Kansas Central's long-term debt of VIEs.

	December 31
	2020	2019
	(millions)
2.398% due 2021	$18.8	$51.1
Current maturities	(18.8)	(32.3)
Total excluding current maturities	$—	$18.8

Mortgage Bonds
The Evergy Kansas Central and Evergy Kansas South mortgages each contain provisions restricting the amount of first mortgage bonds (FMBs) that could be issued by each entity. Evergy Kansas Central and Evergy Kansas South must be in compliance with such restrictions prior to the issuance of additional first mortgage bonds or other secured indebtedness. The amount of Evergy Kansas Central FMBs authorized by its Mortgage and Deed of Trust, dated July 1, 1939, as supplemented, is subject to certain limitations as described below. The amount of Evergy Kansas South FMBs authorized by the Evergy Kansas South Mortgage and Deed of Trust, dated April 1, 1940, as supplemented and amended, is limited to a maximum of $3.5 billion, unless amended further. FMBs are secured by utility assets. Amounts of additional FMBs that may be issued are subject to property, earnings and certain restrictive provisions, except in connection with certain refundings, of each mortgage. As of December 31, 2020, approximately $780.6 million and $2,828.6 million principal amounts of additional Evergy Kansas Central FMBs or Evergy Kansas South FMBs, respectively, could be issued under the most restrictive provisions of their mortgages.
Evergy Metro has issued mortgage bonds under the Evergy Metro Mortgage Indenture, which creates a mortgage lien on substantially all Evergy Metro's utility plant. Additional Evergy Metro bonds may be issued on the basis of 75% of property additions or retired bonds. As of December 31, 2020, approximately $4,733.1 million principal amount of additional Evergy Metro mortgage bonds could be issued under the most restrictive provisions in the mortgage.
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
Senior Notes
Under the terms of the note purchase agreements for certain Evergy Missouri West senior notes, Evergy Missouri West is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreements, not greater than 0.65 to 1.00. In addition, Evergy Missouri West's priority debt, as defined in the agreements, cannot exceed 15% of consolidated tangible net worth, as defined in the agreements. At December 31, 2020, Evergy Missouri West was in compliance with these covenants.

Scheduled Maturities
Evergy's, Evergy Kansas Central's and Evergy Metro's long-term debt maturities and the long-term debt maturities of VIEs for the next five years are detailed in the following table.

	2021	2022	2023	2024	2025
	(millions)
Evergy(a)	$432.0	$387.5	$439.5	$800.0	$636.0
Evergy Kansas Central(a)	—	—	50.0	—	250.0
Evergy Metro	—	—	379.5	—	350.0
VIEs	18.8	—	—	—	—
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
In September 2019, Evergy issued $800.0 million of 2.90% Senior Notes maturing in 2029 and paid $69.8 million to settle an interest rate swap agreement with a notional amount of $500.0 million that was designated as a cash flow hedge of interest payments on the debt issuance. The $69.8 million pre-tax loss was recorded in accumulated other comprehensive loss on Evergy's consolidated balance sheet and is being reclassified to interest expense over the ten-year term of the debt. For 2020, $7.0 million and $(4.0) million were reclassified from accumulated other comprehensive loss to interest expense and income tax expense, respectively, on Evergy's consolidated statements of comprehensive income. For 2019, $2.0 million and $(0.5) million were reclassified from accumulated other comprehensive loss to interest expense and income tax expense, respectively, on Evergy's consolidated statements of comprehensive income. As of December 31, 2020, Evergy expects to amortize $5.4 million to earnings from accumulated other comprehensive loss over the next twelve months.
Fair Value of Long-Term Debt
The Evergy Companies measure the fair value of long-term debt using Level 2 measurements available as of the measurement date. The book value and fair value of the Evergy Companies' long-term debt and long-term debt of variable interest entities is summarized in the following table.

	December 31
	2020		2019
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt(a)	(millions)
Evergy(b)	$9,627.3	$11,274.2	$8,997.8	$9,750.2
Evergy Kansas Central	3,931.5	4,801.7	3,686.1	4,078.8
Evergy Metro	2,923.0	3,591.2	2,525.0	2,932.2
Long-term debt of variable interest entities(a)
Evergy	$18.8	$19.1	$51.1	$51.5
Evergy Kansas Central	18.8	19.1	51.1	51.5
(a) Includes current maturities.
(b) Book value as of December 31, 2020 and 2019, includes $110.4 million and $125.5 million, respectively, of fair value adjustments recorded in connection with purchase accounting for the Great Plains Energy and Evergy Kansas Central merger, which are not part of future principal payments and will amortize over the remaining life of the associated debt instrument.

Recurring Fair Value Measurements
The following tables include the Evergy Companies' balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	December 31, 2020	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$102.7	$95.1	$—	$—	$7.6
International equity funds	63.8	63.8	—	—	—
Core bond fund	40.6	40.6	—	—	—
High-yield bond fund	25.0	25.0	—	—	—
Emerging markets bond fund	21.0	21.0	—	—	—
Combination debt/equity/other fund	20.1	20.1	—	—	—
Alternative investments fund	23.2	—	—	—	23.2
Real estate securities fund	12.9	—	—	—	12.9
Cash equivalents	0.5	0.5	—	—	—
Total nuclear decommissioning trust	309.8	266.1	—	—	43.7
Rabbi trust
Core bond fund	25.6	—	—	—	25.6
Combination debt/equity/other fund	7.1	—	—	—	7.1
Total rabbi trust	32.7	—	—	—	32.7
Total	$342.5	$266.1	$—	$—	$76.4
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$243.1	$243.1	$—	$—	$—
Debt securities
U.S. Treasury	47.7	47.7	—	—	—
U.S. Agency	0.5	—	0.5	—	—
State and local obligations	4.1	—	4.1	—	—
Corporate bonds	43.1	—	43.1	—	—
Foreign governments	0.1	—	0.1	—	—
Cash equivalents	3.2	3.2	—	—	—
Other	0.5	0.5	—	—	—
Total nuclear decommissioning trust	342.3	294.5	47.8	—	—
Self-insured health plan trust(b)
Equity securities	1.7	1.7	—	—	—
Debt securities	8.0	2.8	5.2	—	—
Cash and cash equivalents	3.5	3.5	—	—	—
Total self-insured health plan trust	13.2	8.0	5.2	—	—
Total	$355.5	$302.5	$53.0	$—	$—
Other Evergy
Assets
Rabbi trusts
Fixed income fund	$13.1	$—	$—	$—	$13.1
Cash and cash equivalents	0.5	0.5	—	—	—
Total rabbi trusts	$13.6	$0.5	$—	$—	$13.1
Evergy
Assets
Nuclear decommissioning trust(a)	$652.1	$560.6	$47.8	$—	$43.7
Rabbi trusts	46.3	0.5	—	—	45.8
Self-insured health plan trust(b)	13.2	8.0	5.2	—	—
Total	$711.6	$569.1	$53.0	$—	$89.5

Description	December 31, 2019	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$86.1	$78.6	$—	$—	$7.5
International equity funds	52.0	52.0	—	—	—
Core bond fund	39.3	39.3	—	—	—
High-yield bond fund	22.3	22.3	—	—	—
Emerging markets bond fund	19.4	19.4	—	—	—
Combination debt/equity/other fund	16.4	16.4	—	—	—
Alternative investments fund	23.9	—	—	—	23.9
Real estate securities fund	12.6	—	—	—	12.6
Cash equivalents	0.5	0.5	—	—	—
Total nuclear decommissioning trust	272.5	228.5	—	—	44.0
Rabbi trust
Core bond fund	25.3	—	—	—	25.3
Combination debt/equity/other fund	6.3	—	—	—	6.3
Cash equivalents	0.1	0.1	—	—	—
Total rabbi trust	31.7	0.1	—	—	31.6
Total	$304.2	$228.6	$—	$—	$75.6
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$211.1	$211.1	$—	$—	$—
Debt securities
U.S. Treasury	50.3	50.3	—	—	—
U.S. Agency	0.4	—	0.4	—	—
State and local obligations	2.2	—	2.2	—	—
Corporate bonds	33.2	—	33.2	—	—
Foreign governments	0.1	—	0.1	—	—
Cash equivalents	3.1	3.1	—	—	—
Other	0.3	—	0.3	—	—
Total nuclear decommissioning trust	300.7	264.5	36.2	—	—
Self-insured health plan trust(b)
Equity securities	0.5	0.5	—	—	—
Debt securities	6.7	1.4	5.3	—	—
Cash and cash equivalents	2.7	2.7	—	—	—
Total self-insured health plan trust	9.9	4.6	5.3	—	—
Total	$310.6	$269.1	$41.5	$—	$—
Other Evergy
Assets
Rabbi trusts
Fixed income fund	$13.3	$—	$—	$—	$13.3
Cash and cash equivalents	0.5	0.5	—	—	—
Total rabbi trusts	$13.8	$0.5	$—	$—	$13.3
Evergy
Assets
Nuclear decommissioning trust(a)	$573.2	$493.0	$36.2	$—	$44.0
Rabbi trust	45.5	0.6	—	—	44.9
Self-insured health plan trust(b)	9.9	4.6	5.3	—	—
Total	$628.6	$498.2	$41.5	$—	$88.9
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
The following table provides additional information on these Evergy and Evergy Kansas Central investments.

	December 31, 2020		December 31, 2019		December 31, 2020
	Fair	Unfunded	Fair	Unfunded	Redemption	Length of
	Value	Commitments	Value	Commitments	Frequency	Settlement
Evergy Kansas Central
Nuclear decommissioning trust:	(millions)
Domestic equity funds	$7.6	$2.2	$7.5	$3.3	(a)	(a)
Alternative investments fund(b)	23.2	—	23.9	—	Quarterly	65 days
Real estate securities fund(b)	12.9	—	12.6	—	Quarterly	65 days
Total	$43.7	$2.2	$44.0	$3.3
Rabbi trust:
Core bond fund	$25.6	$—	$25.3	$—	(c)	(c)
Combination debt/equity/other fund	7.1	—	6.3	—	(c)	(c)
Total	$32.7	$—	$31.6	$—
Other Evergy
Rabbi trust:
Fixed income fund	$13.1	$—	$13.3	$—	(c)	(c)
Total Evergy investments at NAV	$89.5	$2.2	$88.9	$3.3
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

The following table summarizes the net unrealized gains (losses) for the Evergy Companies' nuclear decommissioning trusts and rabbi trusts.

	2020	2019	2018
Evergy	(millions)
Nuclear decommissioning trust - equity securities	$45.5	$74.0	(54.1)
Nuclear decommissioning trust - debt securities	5.3	5.1	(0.5)
Rabbi trusts - equity securities	(5.6)	3.1	1.0
Total	$45.2	$82.2	$(53.6)
Evergy Kansas Central
Nuclear decommissioning trust - equity securities	$21.9	$33.3	(31.8)
Rabbi trust - equity securities	(6.1)	3.2	1.0
Total	$15.8	$36.5	$(30.8)
Evergy Metro(a)
Nuclear decommissioning trust - equity securities	$23.6	$40.7	(20.7)
Nuclear decommissioning trust - debt securities	5.3	5.1	(2.5)
Total	$28.9	$45.8	$(23.2)
(a) Evergy Metro amounts are included in consolidated Evergy from June 4, 2018, the date of the closing of the merger, and thereafter.
15. COMMITMENTS AND CONTINGENCIES
Environmental Matters
Set forth below are descriptions of contingencies related to environmental matters that may impact the Evergy Companies' operations or their financial results. Management's assessment of these contingencies, which are based on federal and state statutes and regulations, and regulatory agency and judicial interpretations and actions, has evolved over time. These laws, regulations, interpretations and actions can also change, restrict or otherwise impact the Evergy Companies' operations or financial results. The failure to comply with these laws, regulations, interpretations and actions could result in the assessment of administrative, civil and criminal penalties and/or the imposition of remedial requirements. The Evergy Companies believe that all of their operations are in substantial compliance with current federal, state and local environmental standards.
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
In response to the remand by the D.C. Circuit, the EPA proposed the Revised Cross-State Air Pollution Rule Update for the 2008 Ozone NAAQS in October 2020. The proposal finds that nine of the states that were subject to the CSAPR Update Rule do not significantly contribute to downwind states' nonattainment and/or maintenance issues during the ozone season, and that these states are therefore currently not subject to this proposed rule. These nine states are Alabama, Arkansas, Iowa, Kansas, Mississippi, Missouri, Oklahoma, Texas and Wisconsin. The Evergy

Companies will continue to monitor this proposed rule as any future changes to their NOx ozone season allowance allocations could be material.
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
In July 2019, the EPA published the final Affordable Clean Energy (ACE) rule in the Federal Register. This rule contained (1) emission guidelines for GHG emissions from existing electric utility generating units (EGUs) and (2) revisions to emission guideline implementing regulations. This rule defined the "best system of emission reduction" (BSER) for GHG emissions from existing coal-fired EGUs as on-site, heat-rate efficiency improvements. The final rule also provided states with a list of candidate technologies that can be used to establish standards of performance and incorporate these performance standards into state plans. In conjunction with the finalization of the ACE rule, the EPA repealed its previously adopted Clean Power Plan (CPP). In January 2021, the D.C. Circuit vacated and remanded the ACE rule back to the EPA. Absent an approved request for rehearing, the mandate becomes effective on March 12, 2021. In February 2021, the D.C. Circuit granted a motion filed by the EPA for a partial stay of its January 2021 vacatur discussed above. The partial stay leaves the vacatur of the ACE rule in place while staying the mandate that vacates the repeal of the CPP. As a result of the partial stay, neither the ACE rule nor the CPP will be in effect while the EPA forms a new rule to regulate greenhouse gas emissions.
Due to uncertainty regarding the future of the CPP or any other GHG regulation, the Evergy Companies cannot determine the impact of the rule on their operations or consolidated financial results, but the cost to comply with the ACE rule, CPP, or other potential GHG rule, could be material.
Water
The Evergy Companies discharge some of the water used in generation and other operations containing substances deemed to be pollutants. A November 2015 EPA rule establishes effluent limitations guidelines (ELG) and standards for wastewater discharges, including limits on the amount of toxic metals and other pollutants that can be discharged. Implementation timelines for this 2015 rule vary from 2018 to 2023. In April 2019, the U.S. Court of Appeals for the 5th Circuit (5th Circuit) issued a ruling that vacates and remands portions of the original ELG rule. Due to this ruling, future ELG modifications for the best available technology economically achievable for the discharge of legacy wastewater and leachate are likely and could be material.
In October 2020, the EPA published the final ELG reconsideration rule. This rule adjusts numeric limits for flue gas desulfurization (FGD) wastewater and adds a 10% volumetric purge limit for bottom ash transport water. The timeline for final FGD wastewater compliance is now as soon as possible on or after one year following publication of the final rule in the Federal Register but no later than December 31, 2025. The Evergy Companies have reviewed the regulation and the costs to comply with these changes are not expected to be material.
Regulation of Coal Combustion Residuals
In the course of operating their coal generation plants, the Evergy Companies produce coal combustion residuals (CCRs), including fly ash, gypsum and bottom ash. The EPA published a rule to regulate CCRs in April 2015 that requires additional CCR handling, processing and storage equipment and closure of certain ash disposal units.
In March 2019, the D.C. Circuit issued a ruling to grant the EPA's request to remand the Phase I, Part I CCR rule in response to a prior court ruling requiring the EPA to address un-lined surface impoundment closure requirements. In August 2020, the EPA published the Part A CCR Rule. This rule reclassified clay-lined surface impoundments from "lined" to "un-lined" and established a deadline of April 11, 2021 to initiate closure. The prior rule included a deadline of October 31, 2020 for un-lined impoundments to initiate closure. In November 2020, the EPA published the final Part B CCR Rule. This rule includes a process to allow un-lined impoundments to continue to operate if a demonstration is made to prove that the un-lined impoundments are not adversely impacting groundwater, human health or the environment. The Evergy Companies currently plan to initiate closure of all un-lined impoundments by the deadline in the Part A CCR rule and therefore the Part B CCR rule is not expected to have a material impact.
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
Wolf Creek is constructing a dry cask storage facility to expand its existing on-site spent nuclear fuel storage, which is expected to provide additional capacity by the end of 2021. The Evergy Companies expect that the majority of the costs to construct the dry cask storage facility that would not have otherwise been incurred had the DOE begun accepting spent nuclear fuel will be reimbursed by the DOE. The Evergy Companies cannot predict, when, or if, an off-site storage site or alternative disposal site will be available to receive Wolf Creek's spent nuclear fuel and will continue to monitor this activity.
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
Nuclear Liability Insurance
Pursuant to the Price-Anderson Act, liability insurance includes coverage against public nuclear liability claims resulting from nuclear incidents to the required limit of public liability, which is approximately $13.8 billion. This limit of liability consists of the maximum available commercial insurance of $0.5 billion and the remaining $13.3 billion is provided through mandatory participation in an industry-wide retrospective assessment program. Under this retrospective assessment program, the owners of Wolf Creek are jointly and severally subject to an assessment of up to $137.6 million (Evergy's share is $129.4 million and each of Evergy Kansas Central's and Evergy Metro's is $64.7 million), payable at no more than $20.5 million (Evergy's share is $19.2 million and each of Evergy Kansas Central's and Evergy Metro's is $9.6 million) per incident per year per reactor for any commercial U.S. nuclear reactor qualifying incident. Both the total and yearly assessment is subject to an inflationary adjustment based on the Consumer Price Index and applicable premium taxes. In addition, the U.S. Congress could impose additional revenue-raising measures to pay claims.
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

Contractual Commitments - Fuel, Power and Other
The Evergy Companies' contractual commitments at December 31, 2020, excluding pensions, long-term debt and leases, are detailed in the following tables. See Notes 10, 13 and 21 for information regarding pension, long-term debt and lease commitments, respectively.

Evergy
	2021	2022	2023	2024	2025	After 2025	Total
Purchase commitments	(millions)
Fuel	$311.2	$118.3	$134.6	$97.6	$88.4	$94.0	$844.1
Power	62.4	62.6	63.2	57.6	58.0	349.7	653.5
Other	135.4	25.7	19.3	23.6	21.9	86.0	311.9
Total contractual commitments	$509.0	$206.6	$217.1	$178.8	$168.3	$529.7	$1,809.5

Evergy Kansas Central
	2021	2022	2023	2024	2025	After 2025	Total
Purchase commitments	(millions)
Fuel	$149.3	$74.9	$85.5	$66.8	$62.3	$56.0	$494.8
Power	1.4	0.9	0.9	0.9	0.9	4.4	9.4
Other	66.6	9.1	8.2	4.3	2.9	—	91.1
Total contractual commitments	$217.3	$84.9	$94.6	$72.0	$66.1	$60.4	$595.3

Evergy Metro
	2021	2022	2023	2024	2025	After 2025	Total
Purchase commitments	(millions)
Fuel	$142.8	$38.8	$46.3	$27.9	$23.2	$38.0	$317.0
Power	34.9	35.1	35.3	29.2	29.2	196.1	359.8
Other	55.0	15.2	10.1	18.8	18.5	81.4	199.0
Total contractual commitments	$232.7	$89.1	$91.7	$75.9	$70.9	$315.5	$875.8
Fuel commitments consist of commitments for nuclear fuel, coal and coal transportation. Power commitments consist of certain commitments for renewable energy under power purchase agreements, capacity purchases and firm transmission service. Other represents individual commitments entered into in the ordinary course of business.
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

At December 31, 2020, Evergy has provided $140.0 million of credit support for certain of its subsidiaries as follows:
•Evergy direct guarantees to Evergy Kansas Central and Evergy Metro counterparties for certain fuel supply contracts totaling $48.0 million, which expire in 2027; and
•Evergy's guarantee of Evergy Missouri West long-term debt totaling $92.0 million, which includes debt with maturity dates ranging from 2021 to 2023.
Evergy has also guaranteed Evergy Missouri West's commercial paper program. At December 31, 2020, Evergy Missouri West had $65.0 million of commercial paper outstanding. None of the guaranteed obligations are subject to default or prepayment if Evergy Missouri West's credit ratings were downgraded.
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
The operating expenses and capital costs billed for jointly-owned plants and shared services are detailed in the following table.

	2020	2019	2018
	(millions)
Evergy Kansas Central billings to Evergy Missouri West(a)	$37.6	$24.9	$12.3
Evergy Metro billings to Evergy Missouri West	168.7	172.8	183.2
Evergy Kansas Central billings to Evergy Metro(a)	34.7	40.6	17.5
Evergy Metro billings to Evergy Kansas Central(a)	130.8	154.9	82.9
(a)Transactions between Evergy Kansas Central and either Evergy Metro or Evergy Missouri West are included from June 4, 2018, the date of the closing of the merger, and thereafter.
Money Pool
Evergy Metro and Evergy Missouri West are authorized to participate in the Evergy, Inc. money pool, which is an internal financing arrangement in which funds may be lent on a short-term basis to Evergy Metro and Evergy Missouri West from Evergy, Inc. and between Evergy Metro and Evergy Missouri West. At December 31, 2020, Evergy Metro had a $100.0 million outstanding receivable from Evergy Missouri West and no outstanding payables under the money pool. At December 31, 2019, Evergy Metro had no outstanding receivables or payables under the money pool.

Related Party Net Receivables and Payables
The following table summarizes Evergy Kansas Central's and Evergy Metro's related party net receivables and payables.

	December 31
	2020	2019
Evergy Kansas Central	(millions)
Net receivable from Evergy	$0.1	$6.9
Net payable to Evergy Metro	(21.7)	(14.9)
Net receivable from Evergy Missouri West	6.6	3.1

Evergy Metro
Net receivable from (payable to) Evergy	$15.7	$(4.3)
Net receivable from Evergy Kansas Central	21.7	14.9
Net receivable from Evergy Missouri West	188.1	78.7
Tax Allocation Agreement
Evergy files a consolidated federal income tax return as well as unitary and combined income tax returns in several state jurisdictions with Kansas and Missouri being the most significant. Income taxes for consolidated or combined subsidiaries are allocated to the subsidiaries based on separate company computations of income or loss. The following table summarizes Evergy Kansas Central's and Evergy Metro's income taxes receivable from (payable to) Evergy.

	December 31
	2020	2019
Evergy Kansas Central	(millions)
Income taxes receivable from Evergy	$25.3	$37.9

Evergy Metro
Income taxes receivable from (payable to) Evergy	$3.2	$(14.1)
Leases
Evergy Metro leases certain transmission equipment from Evergy Kansas Central. This lease was entered into prior to the merger in an arms-length transaction and is accounted for as an operating lease. The right-of-use asset related to this lease is recorded within other long-term assets and the current and long-term lease liabilities are recorded within other current liabilities and other long-term liabilities, respectively, on the consolidated balance sheet. The assets and liabilities related to this lease between Evergy Kansas Central and Evergy Metro are eliminated at consolidated Evergy. The following table summarizes Evergy Metro's right-of-use assets and related liabilities on its consolidated balance sheet.

	December 31
	2020	2019
Evergy Metro	(millions)
Right-of-use asset recorded within other long-term assets	$28.9	$29.5
Lease liability recorded in other current liabilities	0.7	0.6
Lease liability recorded in other long-term liabilities	28.2	28.9
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
Securities Purchase Agreement
On February 25, 2021, Evergy entered into a securities purchase agreement, by and between Evergy and an affiliate of Bluescape Energy Partners, LLC (Bluescape). Bluescape has agreed to purchase 2,269,447 shares of Evergy’s common stock for approximately $113.2 million and will receive a warrant to purchase up to 3,950,000 additional shares of Evergy’s common stock, in each case subject to satisfaction of customary closing conditions, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The warrant will have a term of three years and an exercise price equal to $64.70.
Common Stock Repurchase Program
In July 2018, the Evergy Board authorized the repurchase of up to 60 million shares of Evergy's common stock with no expiration date. Following its authorization, Evergy utilized various methods to effectuate the share repurchase program, including the repurchase of shares through accelerated share repurchase (ASR) agreements and open market transactions. In total, Evergy repurchased $2,671.0 million, or 45.2 million shares, of common stock under the repurchase program. Evergy retires repurchased common stock shares in the period the shares are repurchased.
The following table summarizes the ASRs completed as part of Evergy's common stock repurchase program.

Date ASR Entered	Final Settlement Date	Amount	Shares Delivered
		(millions)
August 2018	October/November 2018	$450.0	7.9
November 2018	February 2019	475.0	8.3
March 2019	June 2019	450.0	7.8
June 2019	September 2019	500.0	8.1
September 2019	November/December 2019	500.0	7.8
Under the ASR agreements entered into with various financial institutions, Evergy was delivered a number of shares of its common stock based on the amount of the ASR agreement and the average daily volume-weighted average price of its common stock during the term of the ASR agreement, less a negotiated discount. Evergy reflects ASRs as a repurchase of common stock in the period the shares are delivered for purposes of calculating earnings per share and as forward contracts indexed to its own common stock. Evergy's ASRs met all of the applicable criteria for equity classification and therefore were not accounted for as derivative instruments.
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
As of December 31, 2020, all of Evergy's and Evergy Kansas Central's retained earnings and net income were free of restrictions and Evergy Metro had a retained earnings restriction of $385.6 million. As of December 31, 2020, Evergy's subsidiaries had restricted net assets of approximately $5.7 billion. These restrictions are not expected to affect the Evergy Companies' ability to pay dividends at the current level for the foreseeable future.
19. VARIABLE INTEREST ENTITIES
In determining the primary beneficiary of a VIE, the Evergy Companies assess the entity's purpose and design, including the nature of the entity's activities and the risks that the entity was designed to create and pass through to its variable interest holders. A reporting enterprise is deemed to be the primary beneficiary of a VIE if it has (a) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The primary beneficiary of a VIE is required to consolidate the VIE. The trust holding an 8% interest in JEC was a VIE until the expiration of a purchase option in July 2017 and then became a VIE again during 2019 until the 8% interest was purchased by Evergy Kansas Central in August 2019. The trust holding Evergy Kansas Central's 50% interest in La Cygne Unit 2 is a VIE and Evergy Kansas Central remains the primary beneficiary of the trust.
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
8% Interest in JEC
Under an agreement that expired in August 2019, Evergy Kansas Central leased an 8% interest in JEC from a trust. The trust was financed with an equity contribution from an owner participant and debt issued by the trust. The trust was created specifically to purchase the 8% interest in JEC and lease it to a third party and did not hold any other assets. Evergy Kansas Central met the requirements to be considered the primary beneficiary of the trust until July 2017, when a contractual option to purchase the 8% interest in the plant covered by the lease expired. Accordingly, Evergy Kansas Central deconsolidated the trust in 2017. Evergy Kansas Central then reconsolidated the trust as a VIE in the first quarter of 2019 following an agreement with the owner to purchase the 8% interest in JEC from the trust in August 2019. Evergy Kansas Central deconsolidated the trust for the final time following the closing of this purchase in August 2019.
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

	December 31
	2020	2019
Assets:	(millions)
Property, plant and equipment of variable interest entities, net	$154.9	$162.0
Liabilities:
Current maturities of long-term debt of variable interest entities	$18.8	$32.3
Accrued interest(a)	0.1	0.3
Long-term debt of variable interest entities, net	—	18.8
(a)Included in accrued interest on Evergy's and Evergy Kansas Central's consolidated balance sheets.
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
20. TAXES
Components of income tax expense are detailed in the following tables.

Evergy	2020	2019	2018
Current income taxes	(millions)
Federal	$(26.8)	$(39.5)	$(67.4)
State	2.1	15.0	2.2
Total	(24.7)	(24.5)	(65.2)
Deferred income taxes
Federal	73.1	93.2	160.1
State	59.8	27.5	(32.3)
Total	132.9	120.7	127.8
Investment tax credit
Deferral	—	5.2	—
Amortization	(6.0)	(4.4)	(3.6)
Total	(6.0)	0.8	(3.6)
Income tax expense	$102.2	$97.0	$59.0

Evergy Kansas Central	2020	2019	2018
Current income taxes	(millions)
Federal	$14.5	$37.9	$(0.3)
State	(5.3)	2.6	(1.8)
Total	9.2	40.5	(2.1)
Deferred income taxes
Federal	(16.7)	(8.9)	43.5
State	168.1	18.4	(42.9)
Total	151.4	9.5	0.6
Investment tax credit
Deferral	—	5.2	—
Amortization	(4.8)	(3.1)	(2.8)
Total	(4.8)	2.1	(2.8)
Income tax expense (benefit)	$155.8	$52.1	$(4.3)

Evergy Metro(a)	2020	2019	2018
Current income taxes	(millions)
Federal	$(0.2)	$43.9	$29.8
State	10.8	22.4	8.9
Total	10.6	66.3	38.7
Deferred income taxes
Federal	29.8	(24.5)	(3.4)
State	(32.2)	(5.0)	53.0
Total	(2.4)	(29.5)	49.6
Investment tax credit
Amortization	(1.1)	(1.1)	(1.0)
Total	(1.1)	(1.1)	(1.0)
Income tax expense	$7.1	$35.7	$87.3
(a) Evergy Metro amounts are included in consolidated Evergy from June 4, 2018, the date of the closing of the merger, and thereafter.
Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Evergy	2020	2019	2018
Federal statutory income tax	21.0%	21.0%	21.0%
COLI policies	(1.6)	(1.8)	(1.9)
State income taxes	4.3	5.0	4.9
Flow through depreciation for plant-related differences	(5.3)	(4.5)	0.8
Federal tax credits	(4.6)	(4.9)	(6.4)
Non-controlling interest	(0.3)	(0.4)	(0.4)
AFUDC equity	(0.5)	(0.1)	(0.1)
Amortization of federal investment tax credits	(0.6)	(0.5)	(0.6)
Changes in uncertain tax positions, net	—	(0.2)	0.1
Federal or state tax rate change	1.9	—	(8.7)
Valuation allowance	(0.2)	(1.0)	0.4
Stock compensation	(0.1)	0.1	(0.4)
Officer compensation limitation	0.2	0.1	1.2
Other	(0.2)	(0.4)	(0.2)
Effective income tax rate	14.0%	12.4%	9.7%

Evergy Kansas Central	2020	2019	2018
Federal statutory income tax	21.0%	21.0%	21.0%
COLI policies	(2.8)	(3.3)	(3.3)
State income taxes	3.8	5.3	5.0
Flow through depreciation for plant-related differences	(0.1)	(0.1)	1.6
Federal tax credits	(7.1)	(7.4)	(10.4)
Non-controlling interest	(0.6)	(0.8)	(0.6)
AFUDC equity	(0.5)	(0.1)	(0.2)
Amortization of federal investment tax credits	(0.7)	(0.7)	(0.8)
Changes in uncertain tax positions, net	—	(0.4)	0.1
Federal or state tax rate change	27.8	—	(15.3)
Valuation allowance	—	(0.4)	0.5
Stock compensation	(0.1)	(0.1)	(0.8)
Officer compensation limitation	—	—	1.8
Other	(0.9)	(0.3)	0.2
Effective income tax rate	39.8%	12.7%	(1.2)%

Evergy Metro(a)	2020	2019	2018
Federal statutory income tax	21.0%	21.0%	21.0%
COLI policies	(0.3)	(0.2)	(0.2)
State income taxes	4.9	4.7	5.5
Flow through depreciation for plant-related differences	(10.0)	(9.4)	(2.5)
Federal tax credits	(1.9)	(2.5)	(2.1)
AFUDC equity	(0.5)	(0.2)	(0.1)
Amortization of federal investment tax credits	(0.4)	(0.4)	(0.4)
Federal or state tax rate change	(10.5)	—	14.1
Stock compensation	(0.4)	—	—
Officer compensation limitation	0.4	0.3	0.6
Other	—	(1.0)	(1.0)
Effective income tax rate	2.3%	12.3%	34.9%
(a)Evergy Metro amounts are included in consolidated Evergy from June 4, 2018, the date of the closing of the merger, and thereafter.

Deferred Income Taxes
The tax effects of major temporary differences resulting in deferred income tax assets (liabilities) in the consolidated balance sheets is in the following table.

	December 31
	2020			2019
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Deferred tax assets:	(millions)
Tax credit carryforward	$379.6	$176.5	$195.9	$548.9	$337.3	$204.4
Income taxes refundable to customers, net	418.2	237.5	132.8	466.3	234.3	176.2
Deferred employee benefit costs	227.6	105.4	117.9	197.0	93.4	120.4
Net operating loss carryforward	51.0	—	0.2	163.4	23.1	61.9
Deferred state income taxes	145.9	101.7	37.8	64.4	64.4	—
Alternative minimum tax carryforward	—	—	—	37.9	13.4	—
Accrued liabilities	152.7	61.8	61.0	80.4	14.5	29.1
Other	181.0	91.4	44.8	183.2	99.1	55.1
Total deferred tax assets before valuation allowance	1,556.0	774.3	590.4	1,741.5	879.5	647.1
Valuation allowances	(14.4)	—	—	(17.5)	—	—
Total deferred tax assets, net	1,541.6	774.3	590.4	1,724.0	879.5	647.1
Deferred tax liabilities:
Plant-related	(2,693.7)	(1,341.2)	(972.1)	(3,004.8)	(1,428.3)	(1,143.2)
Deferred employee benefit costs	(171.4)	(75.6)	(76.3)	(173.3)	(93.4)	(79.5)
ARO regulatory assets	(136.7)	(49.9)	(54.3)	(102.3)	(53.4)	(13.8)
Acquisition premium	(46.9)	(46.9)	—	(68.2)	(68.2)	—
Other	(157.7)	(85.2)	(46.5)	(119.8)	(53.9)	(53.4)
Total deferred tax liabilities	(3,206.4)	(1,598.8)	(1,149.2)	(3,468.4)	(1,697.2)	(1,289.9)
Net deferred income tax liabilities	$(1,664.8)	$(824.5)	$(558.8)	$(1,744.4)	$(817.7)	$(642.8)
Tax Credit Carryforwards
At December 31, 2020 and 2019, Evergy had $379.6 million and $379.0 million, respectively, of federal general business income tax credit carryforwards.  At December 31, 2020 and 2019, Evergy Kansas Central had $176.5 million and $168.8 million, respectively, of federal general business income tax credit carryforwards. At December 31, 2020 and 2019, Evergy Metro had $195.9 million and $203.2 million, respectively, of federal general business income tax credit carryforwards.  The carryforwards for Evergy, Evergy Kansas Central and Evergy Metro relate primarily to wind production tax credits and advanced coal investment tax credits and expire in the years 2020 to 2040. Approximately $0.2 million of Evergy's credits are related to Low Income Housing credits that were acquired in Great Plains Energy's acquisition of Evergy Missouri West.  Due to federal limitations on the utilization of income tax attributes acquired in the Evergy Missouri West acquisition, Evergy expects a portion of these credits to expire unutilized and has provided a valuation allowance against $0.2 million of the federal income tax benefit.

The year of origin of Evergy's, Evergy Kansas Central's and Evergy Metro's related tax benefit amounts for federal tax credit carryforwards as of December 31, 2020 are detailed in the following table.

	Amount of Benefit
Year of Origin	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
2003	0.1	—	—
2004	0.1	—	—
2005	0.1	—	—
2006	0.1	—	—
2007	0.1	—	—
2008	27.4	0.5	26.6
2009	47.7	0.2	47.3
2010	18.3	—	18.2
2011	13.3	—	13.2
2012	12.8	2.0	10.7
2013	24.3	11.3	12.9
2014	24.1	10.7	13.0
2015	24.7	10.9	13.2
2016	27.1	11.0	12.4
2017	43.9	35.1	8.2
2018	43.9	36.3	7.5
2019	37.7	30.9	6.7
2020	33.9	27.6	6.0
	$379.6	$176.5	$195.9
At December 31, 2019, Evergy, Evergy Kansas Central and Evergy Metro had $169.9 million, $168.5 million and $1.2 million, respectively, of tax benefits related to state income tax credit carryforwards. The state income tax credits relate primarily to the Kansas high performance incentive program tax credits. As a result of the exemption from Kansas state income tax beginning in 2021, Evergy, Evergy Kansas Central and Evergy Metro wrote down their Kansas state income tax credit carryforwards in 2020, which were primarily offset by a corresponding decrease in unamortized investment tax credit liability.
Net Operating Loss Carryforwards
At December 31, 2020 and 2019, Evergy had $42.2 million and $132.4 million, respectively, of tax benefits related to federal net operating loss (NOL) carryforwards.  At December 31, 2019, Evergy Kansas Central and Evergy Metro had $12.3 million and $56.2 million, respectively, of tax benefits related to federal NOL carryforwards. Approximately $7.1 million of Evergy's tax benefits at December 31, 2020 are related to NOLs that were acquired in the Evergy Missouri West acquisition. Due to federal limitations on the utilization of income tax attributes acquired in the Evergy Missouri West acquisition, Evergy expects a portion of these federal NOL carryforwards to expire unutilized and has provided a valuation allowance against $7.1 million of the federal income tax benefit. The federal NOL carryforwards expire in years 2023 to 2024.

The year of origin of Evergy's related tax benefit amounts for federal NOL carryforwards as of December 31, 2020 are detailed in the following table.

Year of Origin	Amount of Benefit
(millions)
2005	$10.2
2006	32.0
$42.2
In addition, Evergy also had deferred tax benefits of $8.8 million and $31.0 million related to state NOLs as of December 31, 2020 and 2019, respectively.  Evergy Kansas Central had deferred tax benefits of $10.8 million related to state NOLs as of December 31, 2019. Evergy Metro had deferred tax benefits of $0.2 million and $5.7 million related to state NOLs as of December 31, 2020 and 2019, respectively. The state NOL carryforwards expire in years 2021 to 2038. Evergy does not expect to utilize $7.1 million of NOLs before the expiration date of the carryforwards of NOLs in certain states. Therefore, a valuation allowance has been provided against $7.1 million of state tax benefits.
Alternative Minimum Tax Carryforwards
At December 31, 2019, Evergy and Evergy Kansas Central had $37.9 million and $13.4 million, respectively, of federal AMT carryforwards.
Valuation Allowances
Evergy is required to assess the ultimate realization of deferred tax assets using a "more likely than not" assessment threshold.  This assessment takes into consideration tax planning strategies within Evergy's control.  As a result of this assessment, Evergy has established a partial valuation allowance for federal and state tax NOL carryforwards and tax credit carryforwards. During 2020, $3.1 million of tax benefit was recorded in continuing operations primarily related to utilization or expiration of certain state NOL carryforwards.
Kansas Tax Reform
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
Evergy Kansas Central and Evergy Metro currently recover the cost of Kansas corporate income taxes in rates from their customers at the statutory rate of 7% that will be effective until 2021, when the income tax exemption established by the state of Kansas takes effect. In accordance with the provisions of the income tax exemption, Evergy Metro and Evergy Kansas Central filed a joint application with the KCC in July 2020 to reduce their retail rates to reflect their exemption from Kansas corporate income taxes. In the joint application, Evergy Metro requested to implement its rate reduction in one phase, effective January 1, 2021, and Evergy Kansas Central requested to implement its rate reduction in three phases, effective January 1 in each of 2021, 2022 and 2023. In November 2020, the KCC approved Evergy Kansas Central's and Evergy Metro's joint application.
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
Evergy Metro recognized $15.5 million of income tax benefit in 2018 primarily related to the difference between Evergy Metro's revaluation of its deferred income tax assets and liabilities for financial reporting purposes and the amount of the revaluation pertaining to Evergy Metro's Missouri jurisdictional rate base.
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
The Evergy, Evergy Kansas Central and Evergy Metro leases have remaining terms ranging from 1 to 18 years, 1 to 18 years and 1 to 25 years, respectively. Leases that have original lease terms of twelve months or less are not recognized on the Evergy Companies’ balance sheets. Some leases have options to renew the lease or terminate early at the election of the Evergy Companies. Judgment is applied at lease commencement to determine the reasonably certain lease term based on then-current assumptions about use of the leased asset, market conditions and terms in the contract. The judgment applied to determine the lease term can significantly impact the measurement of the lease liability and right-of-use asset and lease classification.
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
The Evergy Companies’ lease expense is detailed in the following table.

Evergy	2020	2019
Finance lease costs	(millions)
Amortization of right-of-use assets	$7.7	$5.2
Interest on lease liabilities	3.1	2.9
Operating lease costs	22.9	23.8
Short-term lease costs	2.1	4.0
Variable lease costs for renewable purchase power agreements	296.6	313.0
Total lease costs	$332.4	$348.9

Evergy Kansas Central	2020	2019
Finance lease costs	(millions)
Amortization of right-of-use assets	$7.2	$5.0
Interest on lease liabilities	2.8	2.7
Operating lease costs	11.9	13.2
Short-term lease costs	0.5	1.2
Variable lease costs for renewable purchase power agreements	135.6	130.8
Total lease costs	$158.0	$152.9

Evergy Metro	2020	2019
Finance lease costs	(millions)
Amortization of right-of-use assets	$0.3	$0.1
Interest on lease liabilities	0.1	0.1
Operating lease costs	9.3	9.2
Short-term lease costs	1.5	2.6
Variable lease costs for renewable purchase power agreements	112.2	129.2
Total lease costs	$123.4	$141.2
Supplemental cash flow information related to the Evergy Companies' leases is detailed in the following table.

Evergy	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:	(millions)
Operating cash flows from operating leases	$22.2	$21.7
Operating cash flows from finance leases	2.8	2.8
Financing cash flows from finance leases	5.6	5.0
Right-of-use assets obtained in exchange for new operating lease liabilities	6.9	10.4
Right-of-use assets obtained in exchange for new finance lease liabilities	5.6	8.3

Evergy Kansas Central	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:	(millions)
Operating cash flows from operating leases	$12.9	$13.7
Operating cash flows from finance leases	2.5	2.6
Financing cash flows from finance leases	5.1	4.8
Right-of-use assets obtained in exchange for new operating lease liabilities	6.6	6.1
Right-of-use assets obtained in exchange for new finance lease liabilities	4.0	8.3

Evergy Metro	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:	(millions)
Operating cash flows from operating leases	$10.8	$9.9
Operating cash flows from finance leases	0.1	0.1
Financing cash flows from finance leases	0.4	0.1
Right-of-use assets obtained in exchange for new operating lease liabilities	0.3	2.4
Right-of-use assets obtained in exchange for new finance lease liabilities	1.6	—

Finance Leases
Right-of-use assets for finance leases are included in property, plant and equipment on the Evergy Companies’ balance sheets. Lease liabilities for finance leases are included in other current and other long-term liabilities. Payments and other supplemental information for finance leases as of December 31, 2020, are detailed in the following table.

	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
2021	$8.8	$8.0	$0.6
2022	7.3	6.5	0.6
2023	6.6	5.8	0.6
2024	5.3	4.6	0.6
2025	4.6	4.1	0.2
After 2025	42.4	41.2	0.6
Total finance lease payments	75.0	70.2	3.2
Amounts representing imputed interest	(23.7)	(22.7)	(0.6)
Present value of lease payments	51.3	47.5	2.6
Less: current portion	(6.0)	(5.6)	(0.4)
Total long-term obligations under finance leases	$45.3	$41.9	$2.2

Right-of-use assets under finance leases included in property, plant and equipment, net on the consolidated balance sheets	$314.1	$53.9	$2.6

Weighted-average remaining lease term (years)	13.5	14.1	5.9
Weighted-average discount rate	5.6%	5.5%	4.9%

Operating Leases
Right-of-use assets for operating leases are included in other long-term assets on the Evergy Companies’ balance sheets. Lease liabilities for operating leases are included in other current and other long-term liabilities. Lease payments and other supplemental information for operating leases as of December 31, 2020, are detailed in the following table.

	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
2021	$18.5	$10.1	$10.1
2022	15.3	7.7	9.3
2023	12.2	5.0	8.8
2024	10.4	3.5	8.5
2025	7.9	1.5	8.3
After 2025	37.3	0.4	74.5
Total operating lease payments	101.6	28.2	119.5
Amounts representing imputed interest	(14.4)	(0.8)	(31.4)
Present value of lease payments	87.2	27.4	88.1
Less: current portion	(14.5)	(8.2)	(6.7)
Total long-term obligations under operating leases	$72.7	$19.2	$81.4

Right-of-use assets under operating leases included in other assets on the consolidated balance sheets	$93.2	$34.4	$71.3

Weighted-average remaining lease term (years)	8.3	3.4	15.3
Weighted-average discount rate	3.7%	2.9%	4.1%
22. QUARTERLY OPERATING RESULTS (UNAUDITED)

	Quarter
Evergy	1st	2nd	3rd	4th
2020	(millions, except per share amounts)
Operating revenue	$1,116.7	$1,184.7	$1,517.6	$1,094.4
Operating income	197.5	271.7	521.7	153.0
Net income	72.2	136.3	367.5	54.0
Net income attributable to Evergy, Inc.	69.4	133.4	364.5	51.0
Basic and diluted earnings per common share	0.31	0.59	1.60	0.22
2019
Operating revenue	$1,216.9	$1,221.7	$1,577.6	$1,131.6
Operating income	209.6	271.7	538.7	165.8
Net income	103.4	144.6	370.9	66.7
Net income attributable to Evergy, Inc.	99.5	139.7	366.8	63.9
Basic and diluted earnings per common share	0.39	0.57	1.56	0.28

	Quarter
Evergy Kansas Central	1st	2nd	3rd	4th
2020	(millions)
Operating revenue	$560.1	$570.8	$733.6	$553.6
Operating income	114.5	121.2	240.7	90.9
Net income (loss)	55.2	(37.6)	173.1	45.1
Net income (loss) attributable to Evergy Kansas Central, Inc.	52.4	(40.5)	170.1	42.1
2019
Operating revenue	$596.8	$585.5	$749.0	$576.1
Operating income	124.3	127.6	242.4	102.2
Net income	68.3	67.2	168.2	55.4
Net income attributable to Evergy Kansas Central, Inc.	64.4	62.3	164.1	52.6

	Quarter
Evergy Metro	1st	2nd	3rd	4th
2020	(millions)
Operating revenue	$375.5	$424.3	$528.5	$377.3
Operating income	63.7	112.5	204.4	53.7
Net income	25.6	102.9	147.7	22.5
2019
Operating revenue	$425.4	$437.0	$568.8	$375.3
Operating income	56.9	101.9	215.5	52.2
Net income	16.0	59.4	151.9	27.9
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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Evergy.  Under the supervision and with the participation of Evergy’s chief executive officer and chief financial officer, management evaluated the effectiveness of Evergy’s internal control over financial reporting as of December 31, 2020.  Management used for this evaluation the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.
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
Management has concluded that, as of December 31, 2020, Evergy’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework.  Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued its attestation report on Evergy’s internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Evergy, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Evergy, Inc. and subsidiaries (the "Company") as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2020, of the Company and our report dated February 26, 2021, expressed an unqualified opinion on those financial statements and financial statement schedules.
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
February 26, 2021

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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Kansas Central’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Evergy Kansas Central.  Under the supervision and with the participation of Evergy Kansas Central’s chief executive officer and chief financial officer, management evaluated the effectiveness of Evergy Kansas Central’s internal control over financial reporting as of December 31, 2020. Management used for this evaluation the framework in Internal Control - Integrated Framework (2013) issued by the COSO of the Treadway Commission.
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
Management has concluded that, as of December 31, 2020, Evergy Kansas Central’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Metro’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting

Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Evergy Metro.  Under the supervision and with the participation of Evergy Metro’s chief executive officer and chief financial officer, management evaluated the effectiveness of Evergy Metro’s internal control over financial reporting as of December 31, 2020.  Management used for this evaluation the framework in Internal Control - Integrated Framework (2013) issued by the COSO of the Treadway Commission.
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
Management has concluded that, as of December 31, 2020, Evergy Metro’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework.
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
PART III
Information required by Items 10-14 of Part III of this Form 10-K with respect to Evergy will be included in an amendment to this Form 10-K, or incorporated by reference to Evergy's definitive proxy statement with respect to its 2021 Annual Meeting of Shareholders (Proxy Statement) on or before April 30, 2021.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Evergy
The information required by this item will be included in an amendment to this Form 10-K or will be incorporated by reference from the following sections of the Proxy Statement:
•Information regarding the directors of Evergy will be contained in the Proxy Statement section titled "Election of Directors."
•If applicable, information regarding compliance with Section 16(a) of the Exchange Act will be contained in the Proxy Statement section titled "Security Ownership of Directors, Management and Beneficial Owners."
•Information regarding the Audit Committee of Evergy will be contained in the Proxy Statement section titled "Board Structure - Audit Committee."
•Information regarding Evergy's Code of Ethics will be contained in the Proxy Statement section titled "Corporate Governance Practices - Code of Ethics."
Information required by this item regarding Evergy's executive officers is contained in this report in Part I, Item 1 in "Information About Evergy's Executive Officers."
Evergy Kansas Central and Evergy Metro
Other information required by this item regarding Evergy Kansas Central and Evergy Metro has been omitted in reliance on General Instruction (I) to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
Evergy
The information required by this item will be included in an amendment to this Form 10-K or will be incorporated by reference to the following sections of the Proxy Statement: "Executive Summary of Compensation Matters," "2020 Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation Tables," "Director Independence" and "Other Matters - Compensation Committee Interlocks and Insider Participation."
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

The following table provides information, as of December 31, 2020, regarding the number of common shares to be issued upon exercise of outstanding options, warrants and rights, their weighted average exercise price, and the number of shares of common stock remaining available for future issuance. The table excludes shares issued or issuable under any defined contribution savings plans.

Number of securities
	Number of		remaining available
	securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)
Evergy Long-Term Incentive Plan	709,972 (2)	$— (3)	1,696,385
Equity compensation plans not approved by security holders	—	—	—
Total	709,972 (2)	$— (3)	1,696,385
(1)The Evergy Kansas Central, Inc. LTISA will not be used for future awards. As of December 31, 2020, there were approximately 41,287 RSUs with only service requirements outstanding under the plan, and approximately 330,753 units outstanding that were deferred pursuant to the Evergy Kansas Central, Inc. non-employee deferred compensation program. Deferred units will continue to receive deferred dividend equivalents in the form of additional deferred units until payouts pursuant to elections begin.
(2)Includes 108,010 performance shares at target performance levels, 119,455 RSUs with only service requirements, 347,964 RSUs with performance measures and director deferred share units for 134,543 shares of Evergy common stock outstanding at December 31, 2020.
(3)The performance shares, RSUs and director deferred share units have no exercise price and therefore are not reflected in the weighted-average exercise price.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Evergy
The information required by this item will be included in an amendment to this Form 10-K or will be incorporated by reference to the "Director Independence" and "Other Matters - Related Party Transactions" sections of the Proxy Statement.
Evergy Kansas Central and Evergy Metro
The information required by this item regarding Evergy Kansas Central and Evergy Metro has been omitted in reliance on General Instruction (I) to Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Evergy
The information required by this item regarding the independent auditors of Evergy and its subsidiaries will be included in an amendment to this Form 10-K or will be incorporated by reference to the "Ratification of Appointment of Deloitte & Touche LLP" section of the Proxy Statement.

Evergy Kansas Central and Evergy Metro
The Audit Committee of the Evergy Board functions as the Audit Committee of Evergy Kansas Central and Evergy Metro. The following tables set forth the aggregate fees billed by Deloitte & Touche LLP for audit services rendered in connection with the consolidated financial statements and reports for 2020 and 2019 and for other services rendered during 2020 and 2019 on behalf of Evergy Kansas Central and Evergy Metro, as well as all out-of-pocket costs incurred in connection with these services:

Evergy Kansas Central	2020	2019
Fee Category
Audit Fees	$2,025,969	$2,044,100
Audit-Related Fees	—	24,000
Tax Fees	51,385	—
All Other Fees	—	—
Total Fees	$2,077,354	$2,068,100

Evergy Metro	2020	2019
Fee Category
Audit Fees	$1,412,546	$1,503,000
Audit-Related Fees	—	24,000
Tax Fees	40,799	—
All Other Fees	—	—
Total Fees	$1,453,345	$1,527,000
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements

Evergy, Inc.		Page No.

a.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018	71

b.	Consolidated Balance Sheets - December 31, 2020 and 2019	2

c.	Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018	4

d.	Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019 and 2018	5

e.	Notes to Consolidated Financial Statements	16

f.	Report of Independent Registered Public Accounting Firm	62

Evergy Kansas Central, Inc.

g.	Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018	6

h.	Consolidated Balance Sheets - December 31, 2020 and 2019	7

i.	Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018	9

j.	Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019 and 2018	10

k.	Notes to Consolidated Financial Statements	16

l.	Report of Independent Registered Public Accounting Firm	65

Evergy Metro, Inc.

m.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018	11

n.	Consolidated Balance Sheets - December 31, 2020 and 2019	12

o.	Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018	14

p.	Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019 and 2018	15

q.	Notes to Consolidated Financial Statements	16

r.	Report of Independent Registered Public Accounting Firm	68

Financial Statement Schedules

	Evergy, Inc.

a.	Schedule I - Parent Company Financial Statements	108

b.	Schedule II - Valuation and Qualifying Accounts and Reserves	112

	Evergy Kansas Central, Inc.
c.	Schedule II - Valuation and Qualifying Accounts and Reserves	112

	Evergy Metro, Inc.

d.	Schedule II - Valuation and Qualifying Accounts and Reserves	113

Exhibits

Exhibit Number		Description of Document	Registrant

2.1	*∆
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
Evergy Evergy Kansas Central

3.1	*	Amended and Restated Articles of Incorporation of Evergy, Inc., effective June 4, 2018 (Exhibit 3.1 to Form 8-K filed on June 4, 2018).	Evergy

3.2	*	Amended and Restated By-laws of Evergy, Inc., effective February 28, 2020 (Exhibit 3.1 to Evergy's Form 8-K filed on March 2, 2020).	Evergy

3.3	*	Amended and Restated Articles of Consolidation of Evergy Metro, Inc., as amended September 16, 2019 (Exhibit 3.1 to Evergy Metro's Form 10-Q for the quarter ended September 30, 2019).	Evergy Metro

3.4	*	Amended and Restated By-laws of Evergy Metro, Inc. effective February 28, 2020 (Exhibit 3.3 to Evergy Metro's Form 8-K filed on March 2, 2020).	Evergy Metro

3.5	*
Amended and Restated Articles of Incorporation of Evergy Kansas Central, Inc., as amended September 16, 2019 (Exhibit 3.3 to Evergy Kansas Central's Form 10-Q for the quarter ended September 30, 2019).
Evergy Kansas Central

3.6	*	Amended and Restated By-laws of Evergy Kansas Central, Inc., effective February 28, 2020 (Exhibit 3.2 to Evergy Kansas Central's Form 8-K filed on March 2, 2020).	Evergy Kansas Central

4.1	*
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
Eighteenth Supplemental Indenture, dated as of May 26, 2020, between Evergy Metro and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.1 to Evergy's Form 8-K filed on May 26, 2020).
Evergy Evergy Metro

4.26	*
Indenture, dated December 1, 2000, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York, as trustee (Exhibit 4(a) to Evergy Metro's Form 8-K filed on December 18, 2000).
Evergy Evergy Metro

4.27	*
Indenture, dated March 1, 2002, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York, as trustee (Exhibit 4.1.b. to Evergy Metro's Form 10-Q for the quarter ended March 31, 2002).
Evergy Evergy Metro

4.28	*
Supplemental Indenture No. 1, dated November 15, 2005, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York, as trustee (Exhibit 4.2.j to Evergy Metro's Form 10-K for the year ended December 31, 2005).
Evergy Evergy Metro

4.29	*
Supplemental Indenture No. 2, dated March 1, 2019, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York Mellon, as trustee (Exhibit 4.2 to Evergy's Form 8-K filed on March 14, 2019).
Evergy Evergy Metro

4.30	*
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
Evergy Evergy Metro

4.32	*
Supplemental Indenture No. 2, dated March 11, 2008, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.2 to Evergy Metro's Form 8-K filed on March 11, 2008).
Evergy Evergy Metro

4.33	*
Supplemental Indenture No. 3, dated September 20, 2011, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York Mellon Trust Company, N.A., trustee (Exhibit 4.1 to Evergy Metro's Form 8-K filed on September 20, 2011).
Evergy Evergy Metro

4.34	*
Supplemental Indenture No. 4, dated March 14, 2013, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York Mellon Trust Company, N.A., trustee (Exhibit 4.1 to Evergy Metro's Form 8-K filed on March 14, 2013).
Evergy Evergy Metro

4.35	*
Supplemental Indenture No. 5, dated August 18, 2015, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York Mellon Trust Company, N.A., trustee (Exhibit 4.1 to Everg Metro's Form 8-K filed on August 18, 2015).
Evergy Evergy Metro

4.36	*
Supplemental Indenture No. 6, dated June 15, 2017, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Metro's Form 8-K filed on June 15, 2017).
Evergy Evergy Metro

4.37	*
Supplemental Indenture No. 7, dated March 1, 2018, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Metro's Form 8-K filed on March 1, 2018).
Evergy Evergy Metro

4.38	*
Supplemental Indenture No. 8, dated March 1, 2019, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Metro's Form 8-K filed on March 14, 2019).
Evergy Evergy Metro

4.39	*
Note Purchase Agreement, dated August 16, 2013, among Evergy Missouri West, Inc. (formerly KCP&L Greater Missouri Operations Company) and the purchasers party thereto (Exhibit 4.1 to Great Plains Energy's Form 8-K filed on August 19, 2013).
Evergy

4.40	*
Note Purchase Agreement dated February 12, 2019, among Evergy Missouri West, Inc. (formerly KCP&L Greater Missouri Operations Company) and the purchasers party thereto (Exhibit 4.5 to Evergy's Form 10-Q for the quarter ended March 31, 2019).
Evergy

4.41	*
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
Evergy Evergy Kansas Central

4.47	*
Thirty-Second Supplemental Indenture, dated April 15, 1994, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc. and Western Resources, Inc.) and Harris Trust and Savings Bank, as trustee (Exhibit 4(s) to Evergy Kansas Central's Form 10-K for the fiscal year ended December 31, 1994).
Evergy Evergy Kansas Central

4.48	*
Thirty-Fourth Supplemental Indenture, dated June 28, 2000, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc. and Western Resources, Inc.) and Harris Trust and Savings Bank, as trustee (Exhibit 4(v) to Evergy Kansas Central's Form 10-K for the fiscal year ended December 31, 2000).
Evergy Evergy Kansas Central

4.49	*
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
Evergy Evergy Kansas Central

4.51	*
Thirty-Ninth Supplemental Indenture, dated June 30, 2005, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and BNY Midwest Trust Company, as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on July 1, 2005).
Evergy Evergy Kansas Central

4.52	*
Forty-Second Supplemental Indenture, dated March 1, 2012, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on February 29, 2012).
Evergy Evergy Kansas Central

4.53	*
Forty-Second Supplemental (Reopening) Indenture, dated May 17, 2012, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on May 16, 2012).
Evergy Evergy Kansas Central

4.54	*
Forty-Third Supplemental Indenture, dated March 28, 2013, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on March 22, 2013).
Evergy Evergy Kansas Central

4.55	*
Forty-Fourth Supplemental Indenture, dated August 19, 2013, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on August 14, 2013).
Evergy Evergy Kansas Central

4.56	*
Forty-Fifth Supplemental Indenture, dated November 13, 2015, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on November 6, 2015).
Evergy Evergy Kansas Central

4.57	*
Forty-Sixth Supplemental Indenture, dated June 20, 2016, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on June 17, 2016).
Evergy Evergy Kansas Central

4.58	*
Forty-Seventh Supplemental Indenture, dated March 6, 2017, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on March 3, 2017).
Evergy Evergy Kansas Central

4.59	*
Forty-Eighth Supplemental Indenture, dated June 4, 2018, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on June 4, 2018).
Evergy Evergy Kansas Central

4.60	*
Forty-Ninth Supplemental Indenture, dated August 19, 2019, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on August 19, 2019).
Evergy Evergy Kansas Central

4.61	*
Fiftieth Supplemental Indenture, dated as of April 9, 2020, between Evergy Kansas Central, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on April 9, 2020).
Evergy Evergy Kansas Central

4.62	*
Senior Indenture, dated August 1, 1998, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and Deutsche Bank Trust Company Americas, as trustee, including Form of Senior Note (Exhibit 4.1 to Evergy Kansas Central's Form 10-Q for the quarter ended June 30, 1998).
Evergy Evergy Kansas Central

4.63	*
Form of Subordinated Indenture between Evergy Kansas Central, Inc. (formerly Westar Energy and The Bank of New York Mellon Trust Company, N.A., as trustee, including Form of Subordinated Note (Exhibit 4.3 to Evergy Kansas Central's Form S-3 filed on March 18, 2016 (No. 333-210266)).
Evergy Evergy Kansas Central

4.64		Description of Securities.	Evergy Evergy Kansas Central Evergy Metro

10.1	*+
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
Evergy Evergy Metro Evergy Kansas Central

10.17	*+	Form of Evergy, Inc. 2019 Performance-Based Restricted Stock Unit Agreement (Exhibit 10.1 to Evergy's Form 8-K filed on February 15, 2019).	Evergy Evergy Metro Evergy Kansas Central

10.18	*+	Form of Evergy, Inc. 2019 Time-Based Restricted Stock Unit Agreement (Exhibit 10.2 to Evergy's Form 8-K filed on February 15, 2019).	Evergy Evergy Metro Evergy Kansas Central

10.19	*+	Form of Evergy, Inc. 2020 Performance-Based Restricted Stock Unit Agreement (Exhibit 10.19 to Evergy's Form 10-K for the fiscal year ended December 31, 2019)	Evergy Evergy Metro Evergy Kansas Central

10.20	*+	Form of Evergy, Inc. 2020 Time-Based Restricted Stock Unit Agreement (Exhibit 10.20 to Evergy's Form 10-K for the fiscal year ended December 31, 2019).	Evergy Evergy Metro Evergy Kansas Central

10.21	+	Form of Evergy, Inc. 2021 Performance-Based Restricted Stock Unit Agreement.	Evergy Evergy Metro Evergy Kansas Central

10.22	+	Form of Evergy, Inc. 2021 Time-Based Restricted Stock Unit Agreement.	Evergy Evergy Metro Evergy Kansas Central

10.23	*+
Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) Amended and Restated Long-Term Incentive and Share Award Plan, effective January 1, 2016 (Appendix B to Evergy Kansas Central's Proxy Statement filed on April 1, 2016).
Evergy Evergy Kansas Central

10.24	*+	Form of Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) 2018 Restricted Share Unit Agreement (Exhibit 10.1 to Evergy Kansas Central's Form 8-K filed on June 4, 2018).	Evergy Evergy Kansas Central

10.25	*+	Evergy, Inc. 2019 Annual Incentive Plan (Exhibit 10.5 to Evergy's Form 10-Q for the quarter ended March 31, 2019).	Evergy Evergy Metro Evergy Kansas Central

10.26	*+	Evergy, Inc. 2020 Annual Incentive Plan (Exhibit 10.24 to Evergy's Form 10-K for the fiscal year ended December 31, 2019).	Evergy Evergy Metro Evergy Kansas Central

10.27	+	Evergy, Inc. 2021 Annual Incentive Plan.	Evergy Evergy Metro Evergy Kansas Central

10.28	*+	David Campbell Offer Letter, dated December 3, 2020 (Exhibit 10.1 to Evergy's Form 8-K filed on December 8, 2020).	Evergy Evergy Metro Evergy Kansas Central

10.29	*+	Form of Time-Based Restricted Stock Award Agreement for David Campbell (Exhibit 10.3 to Evergy's Form 8-K/A filed on December 22, 2020).	Evergy Evergy Metro Evergy Kansas Central

10.30	*+	Kirkland Andrews Offer Letter, dated January 30, 2021 (Exhibit 10.1 to Evergy's Current Report on Form 8-K filed on February 4, 2021).	Evergy Evergy Metro Evergy Kansas Central

10.31	+	Form of Time-Based Restricted Stock Unit Award Agreement for Kirkland Andrews.	Evergy Evergy Metro Evergy Kansas Central

10.32	*+	Form of Indemnification Agreement with Evergy, Inc. officers and directors (Exhibit 10.2 to Evergy's Form 10-Q for the quarter ended September 30, 2018).	Evergy Evergy Metro Evergy Kansas Central

10.33	*+	Form of Evergy, Inc. (successor to Great Plains Energy Incorporated) Change in Control Severance Agreement (Exhibit 10.1.e to Great Plains Energy's Form 10-Q for the quarter ended September 30, 2006).	Evergy Evergy Metro

10.34	*+
Form of Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) Amended and Restated Change in Control Agreement (Exhibit 10(g) to Evergy Kansas Central's Form 10-K for the period ended December 31, 2015).
Evergy Evergy Kansas Central

10.35	*+	Form of Evergy, Inc. Amended and Restated Change-in-Control Severance Agreement (Exhibit 10.4 to Evergy's Form 10-Q for the quarter ended March 31, 2019).	Evergy Evergy Metro Evergy Kansas Central

10.36	*+	Evergy, Inc. Executive Severance Plan, dated November 6, 2019 (Exhibit 10.1 to Evergy's Form 10-Q for the quarter ended September 30, 2019).	Evergy

10.37	*+	Evergy, Inc. Supplemental Executive Retirement Plan, effective June 4, 2018 (Exhibit 10.6 to Evergy's Form 10-Q for the quarter ended June 30, 2018).	Evergy Evergy Metro Evergy Kansas Central

10.38	*+	Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) Retirement Benefit Restoration Plan (Exhibit 10.1 to Evergy Kansas Central's Form 8-K filed on April 2, 2010).	Evergy Evergy Kansas Central

10.39	*+
Amendment dated December 12, 2018 to Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) Retirement Benefit Restoration Plan (Exhibit 10.35 to Evergy Kansas Central's Form 10-K for the fiscal year ended December 31, 2018).
Evergy Evergy Kansas Central

10.40	*+
Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) Non-Employee Director Nonqualified Deferred Compensation Plan, as amended and restated May 17, 2018 (Exhibit 10.8 to Evergy Kansas Central's Form 10-Q for the quarter ended June 30, 2018).
Evergy Evergy Kansas Central

10.41	*+	Evergy, Inc. Nonqualified Deferred Compensation Plan, effective June 4, 2018 (Exhibit 10.39 to Evergy's Form 10-K for the fiscal year ended December 31, 2018).	Evergy Evergy Metro Evergy Kansas Central

10.42	+	Summary of Evergy, Inc. Non-Employee Director Compensation	Evergy

10.43	*
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
Evergy Evergy Metro Evergy Kansas Central

10.44	*
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
Evergy Evergy Metro Evergy Kansas Central

10.45	*
Term Loan Agreement, dated March 15, 2019, by and among Evergy, Inc., Wells Fargo Bank, National Association, as Administrative Agent, and the lenders referred to therein (Exhibit 10.1 to Evergy's Form 8-K on March 15, 2019).
Evergy

10.46	*
Guaranty, dated July 15, 2008, issued by Evergy, Inc. (successor to Great Plains Energy Incorporated) in favor of Union Bank of California, N.A., as successor trustee, and the holders of the Evergy Missouri West, Inc. (formerly Aquila, Inc.), 8.27% Senior Notes due November 15, 2021 (Exhibit 10.6 to Great Plains Energy's Form 8-K filed on July 18, 2008).
Evergy

10.47	*	Agreement, dated February 28, 2020, among Evergy, Inc., Elliott Investment Management L.P., Elliott Associates, L.P. and Elliott International, L.P. (Exhibit 10.1 to Form 8-K filed on March 2, 2020).	Evergy

10.48	*	Amendment, dated March 25, 2020 among Evergy, Inc., Elliott Investment Management L.P., Elliott Associates, L.P. and Elliott International, L.P. (Exhibit 10.1 to Form 8-K filed on March 26, 2020).	Evergy

21.1		List of Subsidiaries.	Evergy Evergy Kansas Central

23.1		Consent of Independent Registered Public Accounting Firm.	Evergy

23.2		Consent of Independent Registered Public Accounting Firm.	Evergy Metro

23.3		Consent of Independent Registered Public Accounting Firm.	Evergy Kansas Central

24.1		Powers of Attorney.	Evergy

24.2		Powers of Attorney.	Evergy Kansas Central

24.3		Powers of Attorney.	Evergy Metro

31.1		Rule 13a-14(a)/15d-14(a) Certification of David Campbell.	Evergy

31.2		Rule 13a-14(a)/15d-14(a) Certification of Anthony D. Somma.	Evergy

31.3		Rule 13a-14(a)/15d-14(a) Certification of David Campbell.	Evergy Metro

31.4		Rule 13a-14(a)/15d-14(a) Certification of Anthony D. Somma.	Evergy Metro

31.5		Rule 13a-14(a)/15d-14(a) Certification of David Campbell.	Evergy Kansas Central

31.6		Rule 13a-14(a)/15d-14(a) Certification of Anthony D. Somma.	Evergy Kansas Central

32.1	**	Section 1350 Certifications.	Evergy

32.2	**	Section 1350 Certifications.	Evergy Metro

32.3	**	Section 1350 Certifications.	Evergy Kansas Central

101.INS	***	XBRL Instance Document.	n/a

101.SCH		Inline XBRL Taxonomy Extension Schema Document.	Evergy Evergy Metro Evergy Kansas Central

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Evergy Evergy Metro Evergy Kansas Central

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.	Evergy Evergy Metro Evergy Kansas Central

101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document.	Evergy Evergy Metro Evergy Kansas Central

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Evergy Evergy Metro Evergy Kansas Central

104		Cover Page Interactive Data File (embedded within the Inline XBRL document).	Evergy Evergy Metro Evergy Kansas Central
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

Schedule I - Parent Company Financial Statements

EVERGY, INC.
Statements of Comprehensive Income of Parent Company

	2020	2019	Period from June 4, 2018 through December 31, 2018
OPERATING EXPENSES:	(millions)
Operating and maintenance	$39.3	$19.4	$54.6
Total Operating Expenses	39.3	19.4	54.6
INCOME FROM OPERATIONS	(39.3)	(19.4)	(54.6)
OTHER INCOME (EXPENSE)
Equity in earnings from subsidiaries	683.4	698.2	364.7
Investment earnings	32.1	32.7	26.3
Other expense	(0.1)	(0.1)	(2.6)
Total Other Income, Net	715.4	730.8	388.4
Interest expense	86.3	60.7	19.6
INCOME BEFORE INCOME TAXES	589.8	650.7	314.2
Income tax benefit	(22.7)	(13.7)	(10.7)
NET INCOME	$612.5	$664.4	$324.9
COMPREHENSIVE INCOME
NET INCOME	$612.5	$664.4	$324.9
OTHER COMPREHENSIVE INCOME
Derivative hedging activity
Loss on derivative hedging instruments	—	(64.4)	(5.4)
Income tax benefit	—	16.5	1.4
Net loss on derivative hedging instruments	—	(47.9)	(4.0)
Reclassification to expenses, net of taxes	3.0	1.5	—
Derivative hedging activity, net of tax	3.0	(46.4)	(4.0)
Other comprehensive income (loss) from subsidiaries, net	(2.4)	(0.6)	1.0
Total other comprehensive income (loss)	0.6	(47.0)	(3.0)
COMPREHENSIVE INCOME	$613.1	$617.4	$321.9
The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

EVERGY, INC.
Balance Sheets of Parent Company
	December 31
	2020	2019
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$11.0	$11.6
Accounts receivable from subsidiaries	54.1	24.5
Notes receivable from subsidiaries	349.4	2.0
Income taxes receivable	7.4	8.0
Prepaid expenses and other assets	1.9	2.4
Total Current Assets	423.8	48.5
OTHER ASSETS:
Investment in subsidiaries	10,349.2	10,023.1
Note receivable from subsidiaries	287.5	634.9
Deferred income taxes	20.5	34.2
Other	0.5	0.9
Total Other Assets	10,657.7	10,693.1
TOTAL ASSETS	$11,081.5	$10,741.6
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$350.0	$—
Notes payable	200.0	20.0
Accounts payable to subsidiaries	18.4	13.1
Accrued interest	13.9	14.6
Other	11.0	8.1
Total Current Liabilities	593.3	55.8
LONG-TERM LIABILITIES:
Long-term debt, net	1,875.7	2,223.7
Other	11.7	16.9
Total Long-Term Liabilities	1,887.4	2,240.6
Commitments and Contingencies (Note 15)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value, 226,836,670 and 226,641,443 shares issued	7,063.2	7,053.7
Retained earnings	1,587.0	1,441.5
Accumulated other comprehensive loss	(49.4)	(50.0)
Total shareholders' equity	8,600.8	8,445.2
TOTAL LIABILITIES AND EQUITY	$11,081.5	10,741.6
The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

EVERGY, INC.
Statements of Cash Flows of Parent Company

	2020	2019	Period from June 4, 2018 through December 31, 2018
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$612.5	$664.4	$324.9
Adjustments to reconcile income to net cash from operating activities:
Non-cash compensation	16.0	16.3	10.0
Net deferred income taxes and credits	9.6	21.4	(6.3)
Equity in earnings from subsidiaries	(683.4)	(698.2)	(364.7)
Other	7.0	2.1	—
Changes in working capital items:
Accounts receivable from subsidiaries	(30.0)	8.9	(8.5)
Income taxes receivable	0.6	(7.8)	(0.2)
Prepaid expenses and other current assets	0.8	(0.1)	(1.0)
Accounts payable to subsidiaries	5.0	(15.0)	4.7
Accrued taxes	—	—	(35.2)
Accrued interest	(0.7)	12.5	(13.6)
Other current liabilities	2.9	1.7	2.4
Cash dividends from subsidiaries	355.0	460.0	236.0
Changes in other assets	0.3	0.2	0.1
Changes in other liabilities	(3.7)	(3.5)	20.0
Cash Flows from Operating Activities	291.9	462.9	168.6
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Cash acquired from the merger with Great Plains Energy	—	—	1,142.2
Proceeds from interest rate swap	—	—	140.6
Cash Flows from Investing Activities	—	—	1,282.8
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short term debt, net	180.0	20.0	(56.1)
Proceeds from long-term debt	—	1,585.0	—
Payment for settlement of interest rate swap accounted for as a cash flow hedge	—	(69.8)	—
Cash dividends paid	(465.0)	(462.5)	(245.9)
Repurchase of common stock	—	(1,628.7)	(1,042.3)
Other financing activities	(7.5)	(2.4)	—
Cash Flows used in Financing Activities	(292.5)	(558.4)	(1,344.3)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(0.6)	(95.5)	107.1
CASH AND CASH EQUIVALENTS:
Beginning of period	11.6	107.1	—
End of period	$11.0	$11.6	$107.1
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
4. DIVIDENDS
Cash dividends paid to Evergy, Inc. by its subsidiaries were $355.0 million for the year ended December 31, 2020, $460.0 million for the year ended December 31, 2019 and $236.0 million for the period from June 4, 2018 through December 31, 2018. See Note 18 to the consolidated financial statements for information regarding the dividend restrictions of Evergy, Inc. and its subsidiaries.

Schedule II - Valuation and Qualifying Accounts and Reserves

Evergy, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2020, 2019 and 2018

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2020	(millions)
Allowance for uncollectible accounts	$10.5	$24.9	$12.5	(a)	$28.6	(b)	$19.3
Tax valuation allowance	17.5	—	—		3.1	(c)	14.4
Year Ended December 31, 2019
Allowance for uncollectible accounts	$9.2	$27.2	$12.4	(a)	$38.3	(b)	$10.5
Tax valuation allowance	27.3	0.6	—		10.4	(c)	17.5
Year Ended December 31, 2018
Allowance for uncollectible accounts	$6.7	$20.7	$16.9	(e)	$35.1	(b)	$9.2
Tax valuation allowance	—	2.2	26.8	(d)	1.7	(c)	27.3
(a) Recoveries.
(b) Uncollectible accounts charged off.
(c) Reversal of tax valuation allowance.
(d) Primarily represents the addition of Great Plains Energy's allowance as of the date of the merger.
(e) Recoveries and the addition of Great Plains Energy's allowance as of the date of the merger.

Evergy Kansas Central, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2020, 2019 and 2018

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2020	(millions)
Allowance for uncollectible accounts	$3.8	$11.1	$2.6	(a)	$10.0	(b)	$7.5
Year Ended December 31, 2019
Allowance for uncollectible accounts	$3.9	$7.2	$3.4	(a)	$10.7	(b)	$3.8
Tax valuation allowance	1.7	—	—		1.7	(c)	—
Year Ended December 31, 2018
Allowance for uncollectible accounts	$6.7	$9.0	$7.4	(a)	$19.2	(b)	$3.9
Tax valuation allowance	—	1.7	—		—		1.7
(a) Recoveries.
(b) Uncollectible accounts charged off.
(c) Reversal of tax valuation allowance.

Evergy Metro, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2020, 2019 and 2018

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2020	(millions)
Allowance for uncollectible accounts	$4.6	$9.0	$6.9	(a)	$12.4	(b)	$8.1
Year Ended December 31, 2019
Allowance for uncollectible accounts	$3.8	$13.7	$6.3	(a)	$19.2	(b)	$4.6
Year Ended December 31, 2018
Allowance for uncollectible accounts	$2.2	$13.1	$4.4	(a)	$15.9	(b)	$3.8
(a) Recoveries.
(b) Uncollectible accounts charged off.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGY, INC.

Date: February 26, 2021	By: /s/ David Campbell
David Campbell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date
/s/ David Campbell	Director, President and Chief Executive Officer	)	February 26, 2021
David Campbell	(Principal Executive Officer))
)
/s/ Anthony D. Somma	Executive Vice President and Chief Financial Officer	)
Anthony D. Somma	(Principal Financial Officer))
)
/s/ Steven P. Busser	Vice President - Risk Management and Controller	)
Steven P. Busser	(Principal Accounting Officer))
)
Mark A. Ruelle*	Chairman of the Board of Directors	)
)
Mollie Hale Carter*	Director	)
)
Richard L. Hawley*	Director	)
)
Thomas D. Hyde*	Director	)
)
B. Anthony Isaac*	Director	)
)
Paul M. Keglevic*	Director	)
)
Sandra A.J. Lawrence*	Director	)
)
Ann D. Murtlow*	Director	)
)
Sandra J. Price*	Director	)
)
S. Carl Soderstrom Jr.*	Director	)
)
John Arthur Stall*	Director	)
*By    /s/ David Campbell
    David Campbell
    Attorney-in-Fact*

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGY KANSAS CENTRAL, INC.

Date: February 26, 2021	By: /s/ David Campbell
David Campbell
President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date
/s/ David Campbell	Director, President and Chief Executive Officer	)	February 26, 2021
David Campbell	(Principal Executive Officer))
)
/s/ Anthony D. Somma	Executive Vice President and Chief Financial Officer	)
Anthony D. Somma	(Principal Financial Officer))
)
/s/ Steven P. Busser	Vice President - Risk Management and Controller	)
Steven P. Busser	(Principal Accounting Officer))
)
Mark A. Ruelle*	Chairman of the Board of Directors	)
)
Mollie Hale Carter*	Director	)
)
Richard L. Hawley*	Director	)
)
Thomas D. Hyde*	Director	)
)
B. Anthony Isaac*	Director	)
)
Paul M. Keglevic*	Director	)
)
Sandra A.J. Lawrence*	Director	)
)
Ann D. Murtlow*	Director	)
)
Sandra J. Price*	Director	)
)
S. Carl Soderstrom Jr.*	Director	)
)
John Arthur Stall*	Director	)
*By    /s/ David Campbell
    David Campbell
    Attorney-in-Fact*

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGY METRO, INC.

Date: February 26, 2021	By: /s/ David Campbell
David Campbell
President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date
/s/ David Campbell	Director, President and Chief Executive Officer	)	February 26, 2021
David Campbell	(Principal Executive Officer))
)
/s/ Anthony D. Somma	Executive Vice President and Chief Financial Officer	)
Anthony D. Somma	(Principal Financial Officer))
)
/s/ Steven P. Busser	Vice President - Risk Management and Controller	)
Steven P. Busser	(Principal Accounting Officer))
)
Mark A. Ruelle*	Chairman of the Board of Directors	)
)
Mollie Hale Carter*	Director	)
)
Richard L. Hawley*	Director	)
)
Thomas D. Hyde*	Director	)
)
B. Anthony Isaac*	Director	)
)
Paul M. Keglevic*	Director	)
)
Sandra A.J. Lawrence*	Director	)
)
Ann D. Murtlow*	Director	)
)
Sandra J. Price*	Director	)
)
S. Carl Soderstrom Jr.*	Director	)
)
John Arthur Stall*	Director	)
*By    /s/ David Campbell
    David Campbell
    Attorney-in-Fact*