Form 10-Q
period 2021-03-31
Evergy, Inc.; EVERGY METRO, INC.; EVERGY KANSAS CENTRAL, INC.
filed 2021-05-06
CIK 1711269, 54476, 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

On April 30, 2021, Evergy, Inc. had 229,267,502 shares of common stock outstanding.  On April 30, 2021, Evergy Metro, Inc. and Evergy Kansas Central, Inc. each had one share of common stock outstanding and held by Evergy, Inc.

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
This report should be read in its entirety.  No one section of the report deals with all aspects of the subject matter.  It should be read in conjunction with the consolidated financial statements and related notes and with the management's discussion and analysis of financial condition and results of operations included in the 2020 Form 10-K for each of Evergy, Evergy Kansas Central and Evergy Metro.

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. Forward-looking statements include, but are not limited to, statements relating to Evergy's strategic plan, including, without limitation, those related to earnings per share, dividend, operating and maintenance expense and capital investment goals; the outcome of legislative efforts and regulatory and legal proceedings; future energy demand; future power prices; plans with respect to existing and potential future generation resources; the availability and cost of generation resources and energy storage; target emissions reductions; and other matters relating to expected financial performance or affecting future operations. Forward-looking statements are often accompanied by forward-looking words such as "anticipates," "believes," "expects," "estimates," "forecasts," "should," "could," "may," "seeks," "intends," "proposed," "projects," "planned," "target," "outlook," "remain confident," "goal," "will" or other words of similar meaning. Forward-looking statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the forward-looking information.
In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Evergy Companies are providing a number of risks, uncertainties and other factors that could cause actual results to differ from the forward-looking information. These risks, uncertainties and other factors include, but are not limited to: economic and weather conditions and any impact on sales, prices and costs; changes in business strategy or operations; the impact of federal, state and local political, legislative, judicial and regulatory actions or developments, including deregulation, re-regulation, securitization and restructuring of the electric utility industry; decisions of regulators regarding, among other things, customer rates and the prudency of operational decisions such as capital expenditures and asset retirements; changes in applicable laws, regulations, rules, principles or practices, or the interpretations thereof, governing tax, accounting and environmental matters, including air and water quality and waste management and disposal; the impact of climate change, including increased frequency and severity of significant weather events and the extent to which counterparties are willing to do business with, finance the operations of or purchase energy from the Evergy Companies due to the fact that the Evergy Companies operate coal-fired generation; prices and availability of electricity in wholesale markets; market perception of the energy industry and the Evergy Companies; the impact of the Coronavirus (COVID-19) pandemic on, among other things, sales, results of operations, financial condition, liquidity and cash flows, and also on operational issues, such as the availability and ability of the Evergy Companies' employees and suppliers to perform the functions that are necessary to operate the Evergy Companies; changes in the energy trading markets in which the Evergy Companies participate, including retroactive repricing of transactions by regional transmission organizations (RTO) and independent system operators; financial market conditions and performance, including changes in interest rates and credit spreads and in availability and cost of capital and the effects on derivatives and hedges, nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; the transition to a replacement for the London Interbank Offered Rate (LIBOR) benchmark interest rate; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of physical and cybersecurity breaches, criminal activity, terrorist attacks and other disruptions to the Evergy Companies' facilities or information technology infrastructure or the facilities and infrastructure of third-party service providers on which the Evergy Companies rely; ability to carry out marketing and sales plans; cost, availability, quality and timely provision of equipment, supplies, labor and fuel; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; delays and cost increases of generation, transmission, distribution or other projects; the Evergy Companies' ability to manage their transmission and distribution development plans and transmission joint ventures; the inherent risks associated with the ownership and operation of a nuclear facility, including environmental, health, safety, regulatory and financial risks; workforce risks, including those related to the Evergy Companies' ability to attract and retain qualified personnel, maintain satisfactory relationships with their labor unions and manage costs of, or changes in, retirement, health care and other benefits; disruption, costs and uncertainties caused by or related to the actions of individuals or entities, such as activist shareholders or special interest groups, that seek to influence Evergy's strategic plan, financial results or operations; the possibility that strategic initiatives, including mergers, acquisitions and divestitures, and long-term financial plans, may not create the value that they are expected to achieve in a timely manner or at all; difficulties in maintaining relationships with customers, employees, regulators or suppliers; and other risks and uncertainties.

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
Investors should note that the Evergy Companies announce material financial information in SEC filings, press releases and public conference calls. In accordance with SEC guidelines, the Evergy Companies also use the Investor Relations section of their website, www.evergy.com, to communicate with investors. It is possible that the financial and other information posted there could be deemed to be material information. The information on Evergy's website is not part of this document.

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AAO	Accounting authority order
ACE	Affordable Clean Energy
AEP	American Electric Power Company, Inc.
AFUDC	Allowance for funds used during construction
AROs	Asset retirement obligations
Bluescape	Bluescape Energy Partners, LLC
BSER	Best system of emission reduction
CAA	Clean Air Act Amendments of 1990
CCRs	Coal combustion residuals
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
COVID-19	Coronavirus
CPP	Clean Power Plan
DOE	Department of Energy
ELG	Effluent limitations guidelines
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERSP	Earnings Review and Sharing Plan
Evergy	Evergy, Inc. and its consolidated subsidiaries
Evergy Board	Evergy Board of Directors
Evergy Companies	Evergy, Evergy Kansas Central, and Evergy Metro, collectively, which are individual registrants within the Evergy consolidated group
Evergy Kansas Central	Evergy Kansas Central, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Kansas South	Evergy Kansas South, Inc., a wholly-owned subsidiary of Evergy Kansas Central
Evergy Metro	Evergy Metro, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Missouri West	Evergy Missouri West, Inc., a wholly-owned subsidiary of Evergy
Evergy Transmission Company	Evergy Transmission Company, LLC
Exchange Act	The Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
Great Plains Energy	Great Plains Energy Incorporated
JEC	Jeffrey Energy Center
KCC	State Corporation Commission of the State of Kansas
kV	Kilovolt
kWh	Kilowatt hour
MECG	Midwest Energy Consumers Group
MPSC	Public Service Commission of the State of Missouri

Abbreviation or Acronym	Definition
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
OCI	Other comprehensive income
OPC	Office of the Public Counsel
Prairie Wind	Prairie Wind Transmission, LLC, 50% owned by Evergy Kansas Central
RSU	Restricted share unit
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SPP	Southwest Power Pool, Inc.
TDC	Transmission delivery charge
TFR	Transmission formula rate
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by Evergy Transmission Company
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31 2021	December 31 2020
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$482.0	$144.9
Receivables, net of allowance for credit losses of $23.6 and $19.3, respectively	247.5	273.9
Accounts receivable pledged as collateral	365.0	360.0
Fuel inventory and supplies	492.3	504.5
Income taxes receivable	59.9	62.9
Regulatory assets	255.9	206.2
Prepaid expenses and other assets	99.3	71.9
Total Current Assets	2,001.9	1,624.3
PROPERTY, PLANT AND EQUIPMENT, NET	20,102.2	19,951.0
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	153.2	154.9
OTHER ASSETS:
Regulatory assets	2,192.0	1,868.2
Nuclear decommissioning trust fund	686.5	652.1
Goodwill	2,336.6	2,336.6
Other	547.7	527.7
Total Other Assets	5,762.8	5,384.6
TOTAL ASSETS	$28,020.1	$27,114.8
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31 2021	December 31 2020
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$533.5	$436.4
Current maturities of long-term debt of variable interest entities	—	18.8
Notes payable and commercial paper	1,295.0	315.0
Collateralized note payable	365.0	360.0
Accounts payable	345.3	654.0
Accrued taxes	231.2	143.8
Accrued interest	148.2	123.4
Regulatory liabilities	92.8	26.1
Asset retirement obligations	31.3	40.2
Accrued compensation and benefits	57.3	55.5
Other	144.8	182.6
Total Current Liabilities	3,244.4	2,355.8
LONG-TERM LIABILITIES:
Long-term debt, net	9,090.6	9,190.9
Deferred income taxes	1,707.6	1,664.8
Unamortized investment tax credits	185.2	186.7
Regulatory liabilities	2,647.0	2,638.8
Pension and post-retirement liability	1,136.3	1,149.4
Asset retirement obligations	914.0	901.7
Other	300.6	308.2
Total Long-Term Liabilities	15,981.3	16,040.5
Commitments and Contingencies (Note 9)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value 226,995,620 and 226,836,670 shares issued, stated value	7,081.5	7,080.0
Retained earnings	1,772.8	1,702.8
Accumulated other comprehensive loss	(48.0)	(49.4)
Total Evergy, Inc. Shareholders' Equity	8,806.3	8,733.4
Noncontrolling Interests	(11.9)	(14.9)
Total Equity	8,794.4	8,718.5
TOTAL LIABILITIES AND EQUITY	$28,020.1	$27,114.8
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended March 31	2021	2020
	(millions, except per share amounts)
OPERATING REVENUES	$1,611.9	$1,116.7
OPERATING EXPENSES:
Fuel and purchased power	635.1	258.2
SPP network transmission costs	69.4	62.0
Operating and maintenance	275.5	288.2
Depreciation and amortization	219.3	218.5
Taxes other than income tax	94.9	92.3
Total Operating Expenses	1,294.2	919.2
INCOME FROM OPERATIONS	317.7	197.5
OTHER INCOME (EXPENSE):
Investment earnings (loss)	1.6	(0.8)
Other income	11.2	2.3
Other expense	(20.9)	(22.7)
Total Other Expense, Net	(8.1)	(21.2)
Interest expense	94.0	96.2
INCOME BEFORE INCOME TAXES	215.6	80.1
Income tax expense	23.0	10.1
Equity in earnings of equity method investees, net of income taxes	2.0	2.2
NET INCOME	194.6	72.2
Less: Net income attributable to noncontrolling interests	3.0	2.8
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$191.6	$69.4
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO EVERGY, INC. (see Note 1)
Basic earnings per common share	$0.84	$0.31
Diluted earnings per common share	$0.84	$0.31
AVERAGE COMMON SHARES OUTSTANDING
Basic	227.3	227.1
Diluted	227.6	227.5
COMPREHENSIVE INCOME
NET INCOME	$194.6	$72.2
Derivative hedging activity
Reclassification to expenses, net of tax	1.4	1.3
Derivative hedging activity, net of tax	1.4	1.3
Total other comprehensive income	1.4	1.3
COMPREHENSIVE INCOME	196.0	73.5
Less: comprehensive income attributable to noncontrolling interest	3.0	2.8
COMPREHENSIVE INCOME ATTRIBUTABLE TO EVERGY, INC.	$193.0	$70.7
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2021	2020
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$194.6	$72.2
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	219.3	218.5
Amortization of nuclear fuel	13.3	14.4
Amortization of deferred refueling outage	5.8	6.3
Amortization of corporate-owned life insurance	6.7	6.5
Non-cash compensation	3.1	4.6
Net deferred income taxes and credits	20.0	8.1
Allowance for equity funds used during construction	(7.5)	(1.8)
Payments for asset retirement obligations	(0.8)	(3.1)
Equity in earnings of equity method investees, net of income taxes	(2.0)	(2.2)
Income from corporate-owned life insurance	(0.6)	(1.9)
Other	0.2	0.3
Changes in working capital items:
Accounts receivable	26.3	42.6
Accounts receivable pledged as collateral	(5.0)	17.0
Fuel inventory and supplies	12.4	(17.1)
Prepaid expenses and other current assets	(82.6)	0.4
Accounts payable	(242.4)	(153.4)
Accrued taxes	90.4	83.0
Other current liabilities	50.6	(9.4)
Changes in other assets	(324.6)	39.4
Changes in other liabilities	(5.8)	(3.8)
Cash Flows from (used in) Operating Activities	(28.6)	320.6
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(467.7)	(354.4)
Purchase of securities - trusts	(44.6)	(18.8)
Sale of securities - trusts	40.9	15.0
Investment in corporate-owned life insurance	(1.0)	(2.0)
Proceeds from investment in corporate-owned life insurance	0.8	30.8
Other investing activities	(3.6)	(4.0)
Cash Flows used in Investing Activities	(475.2)	(333.4)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	980.0	493.1
Collateralized short-term borrowings, net	5.0	(17.0)
Retirements of long-term debt	(1.1)	(1.1)
Retirements of long-term debt of variable interest entities	(18.8)	(32.3)
Borrowings against cash surrender value of corporate-owned life insurance	0.4	—
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(0.1)	(27.8)
Cash dividends paid	(121.4)	(114.5)
Other financing activities	(3.1)	(6.4)
Cash Flows from Financing Activities	840.9	294.0
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	337.1	281.2
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	144.9	23.2
End of period	$482.0	$304.4
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	AOCI	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2019	226,641,443	$7,070.4	$1,551.5	$(50.0)	$(26.6)	$8,545.3
Net income	—	—	69.4	—	2.8	72.2
Issuance of stock compensation and reinvested dividends, net of tax withholding	97,305	(3.0)	—	—	—	(3.0)
Dividends declared on common stock ($0.505 per share)	—	—	(114.5)	—	—	(114.5)
Dividend equivalents declared	—	—	(0.7)	—	—	(0.7)
Stock compensation expense	—	4.6	—	—	—	4.6
Derivative hedging activity, net of tax	—	—	—	1.3	—	1.3
Other	—	0.2	—	—	—	0.2
Balance as of March 31, 2020	226,738,748	$7,072.2	$1,505.7	$(48.7)	$(23.8)	$8,505.4

Balance as of December 31, 2020	226,836,670	$7,080.0	$1,702.8	$(49.4)	$(14.9)	$8,718.5
Net income	—	—	191.6	—	3.0	194.6
Issuance of stock compensation and reinvested dividends, net of tax withholding	104,896	(1.1)	—	—	—	(1.1)
Issuance of restricted common stock	54,054	2.9	—	—	—	2.9
Dividends declared on common stock ($0.535 per share)	—	—	(121.4)	—	—	(121.4)
Dividend equivalents declared	—	—	(0.2)	—	—	(0.2)
Stock compensation expense	—	2.6	—	—	—	2.6
Unearned compensation
Issuance of restricted common stock	—	(2.9)	—	—	—	(2.9)
Compensation expense recognized	—	0.4	—	—	—	0.4
Derivative hedging activity, net of tax	—	—	—	1.4	—	1.4
Other	—	(0.4)	—	—	—	(0.4)
Balance as of March 31, 2021	226,995,620	$7,081.5	$1,772.8	$(48.0)	$(11.9)	$8,794.4
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31 2021	December 31 2020
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$96.1	$28.7
Receivables, net of allowance for credit losses of $8.8 and $7.5, respectively	209.1	218.9
Related party receivables	11.8	6.7
Accounts receivable pledged as collateral	185.0	180.0
Fuel inventory and supplies	271.2	276.4
Income taxes receivable	19.0	25.3
Regulatory assets	122.4	96.2
Prepaid expenses and other assets	49.7	27.4
Total Current Assets	964.3	859.6
PROPERTY, PLANT AND EQUIPMENT, NET	10,246.4	10,193.6
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	153.2	154.9
OTHER ASSETS:
Regulatory assets	900.3	800.1
Nuclear decommissioning trust fund	327.7	309.8
Other	279.6	271.1
Total Other Assets	1,507.6	1,381.0
TOTAL ASSETS	$12,871.5	$12,589.1
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31 2021	December 31 2020
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt of variable interest entities	$—	$18.8
Notes payable and commercial paper	245.0	50.0
Collateralized note payable	185.0	180.0
Accounts payable	150.2	280.1
Related party payables	10.1	21.7
Accrued taxes	149.6	101.5
Accrued interest	92.0	72.8
Regulatory liabilities	12.9	11.9
Asset retirement obligations	11.2	11.2
Accrued compensation and benefits	24.5	11.1
Other	105.4	133.5
Total Current Liabilities	985.9	892.6
LONG-TERM LIABILITIES:
Long-term debt, net	3,932.2	3,931.5
Deferred income taxes	841.8	824.5
Unamortized investment tax credits	64.6	65.7
Regulatory liabilities	1,468.3	1,461.0
Pension and post-retirement liability	546.1	560.3
Asset retirement obligations	421.9	416.0
Other	148.8	156.7
Total Long-Term Liabilities	7,423.7	7,415.7
Commitments and Contingencies (Note 9)
EQUITY:
Evergy Kansas Central, Inc. Shareholder's Equity:
Common stock - 1,000 shares authorized, $0.01 par value, 1 share issued	2,737.6	2,737.6
Retained earnings	1,736.2	1,558.1
Total Evergy Kansas Central, Inc. Shareholder's Equity	4,473.8	4,295.7
Noncontrolling Interests	(11.9)	(14.9)
Total Equity	4,461.9	4,280.8
TOTAL LIABILITIES AND EQUITY	$12,871.5	$12,589.1
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Income
(Unaudited)

Three Months Ended March 31	2021	2020
	(millions)
OPERATING REVENUES	$901.1	$560.1
OPERATING EXPENSES:
Fuel and purchased power	294.8	99.2
SPP network transmission costs	69.4	62.0
Operating and maintenance	130.8	123.7
Depreciation and amortization	115.5	112.1
Taxes other than income tax	50.3	48.6
Total Operating Expenses	660.8	445.6
INCOME FROM OPERATIONS	240.3	114.5
OTHER INCOME (EXPENSE):
Investment loss	(0.5)	(1.7)
Other income	6.5	2.1
Other expense	(9.2)	(11.5)
Total Other Expense, Net	(3.2)	(11.1)
Interest expense	40.3	41.6
INCOME BEFORE INCOME TAXES	196.8	61.8
Income tax expense	16.6	7.8
Equity in earnings of equity method investees, net of income taxes	0.9	1.2
NET INCOME	181.1	55.2
Less: Net income attributable to noncontrolling interests	3.0	2.8
NET INCOME ATTRIBUTABLE TO EVERGY KANSAS CENTRAL, INC.	$178.1	$52.4
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2021	2020
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$181.1	$55.2
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	115.5	112.1
Amortization of nuclear fuel	6.6	7.2
Amortization of deferred refueling outage	2.9	3.1
Amortization of corporate-owned life insurance	6.7	6.5
Net deferred income taxes and credits	7.9	(16.0)
Allowance for equity funds used during construction	(4.7)	(1.9)
Payments for asset retirement obligations	—	(0.2)
Equity in earnings of equity method investees, net of income taxes	(0.9)	(1.2)
Income from corporate-owned life insurance	(0.6)	(1.9)
Other	(1.4)	(1.4)
Changes in working capital items:
Accounts receivable	4.7	9.1
Accounts receivable pledged as collateral	(5.0)	12.0
Fuel inventory and supplies	5.4	(4.3)
Prepaid expenses and other current assets	(53.7)	(1.2)
Accounts payable	(109.9)	(26.3)
Accrued taxes	54.4	68.4
Other current liabilities	2.1	(11.0)
Changes in other assets	(94.0)	13.9
Changes in other liabilities	(16.5)	(10.5)
Cash Flows from Operating Activities	100.6	211.6
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(212.7)	(158.2)
Purchase of securities - trusts	(36.3)	(6.0)
Sale of securities - trusts	35.3	4.4
Investment in corporate-owned life insurance	(1.0)	(2.0)
Proceeds from investment in corporate-owned life insurance	0.8	30.8
Other investing activities	(0.1)	0.2
Cash Flows used in Investing Activities	(214.0)	(130.8)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	195.0	120.8
Collateralized short-term debt, net	5.0	(12.0)
Retirements of long-term debt of variable interest entities	(18.8)	(32.3)
Borrowings against cash surrender value of corporate-owned life insurance	0.4	—
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(0.1)	(27.8)
Cash dividends paid	—	(60.0)
Other financing activities	(0.7)	(1.7)
Cash Flows from (used in) Financing Activities	180.8	(13.0)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	67.4	67.8
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	28.7	5.2
End of period	$96.1	$73.0
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy Kansas Central, Inc. Shareholder
	Common stock shares	Common stock	Retained earnings	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2019	1	$2,737.6	$1,494.0	$(26.6)	$4,205.0
Net income	—	—	52.4	2.8	55.2
Dividends declared on common stock	—	—	(60.0)	—	(60.0)
Balance as of March 31, 2020	1	$2,737.6	$1,486.4	$(23.8)	$4,200.2

Balance as of December 31, 2020	1	$2,737.6	$1,558.1	$(14.9)	$4,280.8
Net income	—	—	178.1	3.0	181.1
Balance as of March 31, 2021	1	$2,737.6	$1,736.2	$(11.9)	$4,461.9
The disclosures regarding Evergy Kansas Central included in the accompanying Unaudited Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31 2021	December 31 2020
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$8.4	$71.6
Receivables, net of allowance for credit losses of $9.9 and $8.1, respectively	37.9	45.0
Related party receivables	409.2	225.6
Accounts receivable pledged as collateral	130.0	130.0
Fuel inventory and supplies	167.5	170.4
Income taxes receivable	—	3.2
Regulatory assets	60.0	82.0
Prepaid expenses	25.3	22.9
Other assets	16.9	14.2
Total Current Assets	855.2	764.9
PROPERTY, PLANT AND EQUIPMENT, NET	7,189.2	7,141.2
OTHER ASSETS:
Regulatory assets	515.5	533.5
Nuclear decommissioning trust fund	358.8	342.3
Other	134.8	133.9
Total Other Assets	1,009.1	1,009.7
TOTAL ASSETS	$9,053.5	$8,915.8
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31 2021	December 31 2020
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Notes payable and commercial paper	$115.0	$—
Collateralized note payable	130.0	130.0
Accounts payable	168.5	280.1
Related party payables	1.5	0.1
Accrued taxes	89.2	34.9
Accrued interest	39.7	30.0
Regulatory liabilities	73.1	8.0
Asset retirement obligations	13.2	21.2
Accrued compensation and benefits	32.9	44.4
Other	30.2	37.3
Total Current Liabilities	693.3	586.0
LONG-TERM LIABILITIES:
Long-term debt, net	2,923.5	2,923.0
Deferred income taxes	545.7	558.8
Unamortized investment tax credits	118.1	118.5
Regulatory liabilities	904.6	899.4
Pension and post-retirement liability	564.8	565.1
Asset retirement obligations	361.6	357.7
Other	149.2	148.1
Total Long-Term Liabilities	5,567.5	5,570.6
Commitments and Contingencies (Note 9)
EQUITY:
Common stock - 1,000 shares authorized, without par value, 1 share issued, stated value	1,563.1	1,563.1
Retained earnings	1,225.0	1,191.5
Accumulated other comprehensive income	4.6	4.6
Total Equity	2,792.7	2,759.2
TOTAL LIABILITIES AND EQUITY	$9,053.5	$8,915.8
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended March 31	2021	2020
	(millions)
OPERATING REVENUES	$516.2	$375.5
OPERATING EXPENSES:
Fuel and purchased power	241.2	92.5
Operating and maintenance	93.4	105.9
Depreciation and amortization	78.4	81.4
Taxes other than income tax	32.0	32.0
Total Operating Expenses	445.0	311.8
INCOME FROM OPERATIONS	71.2	63.7
OTHER INCOME (EXPENSE):
Investment earnings	0.1	0.5
Other income	4.0	—
Other expense	(8.4)	(7.4)
Total Other Expense, Net	(4.3)	(6.9)
Interest expense	28.3	28.6
INCOME BEFORE INCOME TAXES	38.6	28.2
Income tax expense	5.1	2.6
NET INCOME	$33.5	$25.6
COMPREHENSIVE INCOME
NET INCOME	$33.5	$25.6
OTHER COMPREHENSIVE INCOME:
Derivative hedging activity
Reclassification to expenses, net of tax	—	(0.1)
Derivative hedging activity, net of tax	—	(0.1)
Total other comprehensive loss	—	(0.1)
COMPREHENSIVE INCOME	$33.5	$25.5
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2021	2020
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$33.5	$25.6
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	78.4	81.4
Amortization of nuclear fuel	6.6	7.2
Amortization of deferred refueling outage	2.9	3.2
Net deferred income taxes and credits	(23.2)	(10.2)
Allowance for equity funds used during construction	(2.6)	0.1
Payments for asset retirement obligations	(0.3)	(1.3)
Other	(0.1)	(0.1)
Changes in working capital items:
Accounts receivable	(274.6)	(22.3)
Accounts receivable pledged as collateral	—	5.0
Fuel inventory and supplies	2.9	(12.1)
Prepaid expenses and other current assets	15.9	(8.2)
Accounts payable	(85.6)	(76.0)
Accrued taxes	57.5	39.0
Other current liabilities	57.3	8.3
Changes in other assets	10.2	17.7
Changes in other liabilities	4.1	7.9
Cash Flows from (used in) Operating Activities	(117.1)	65.2
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(160.2)	(135.7)
Purchase of securities - trusts	(8.4)	(12.8)
Sale of securities - trusts	5.6	10.6
Net money pool lending	100.0	—
Other investing activities	2.0	0.1
Cash Flows used in Investing Activities	(61.0)	(137.8)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	115.0	260.7
Collateralized short-term debt, net	—	(5.0)
Cash dividends paid	—	(60.0)
Other financing activities	(0.1)	—
Cash Flows from Financing Activities	114.9	195.7
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(63.2)	123.1
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	71.6	2.0
End of period	$8.4	$125.1
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC
Consolidated Statements of Changes in Equity
(Unaudited)

	Common stock shares	Common Stock	Retained earnings	AOCI - Net gains (losses) on cash flow hedges	Total Equity
	(millions, except share amounts)
Balance as of December 31, 2019	1	$1,563.1	$1,012.8	$4.8	$2,580.7
Net income	—	—	25.6	—	25.6
Dividends declared on common stock	—	—	(60.0)	—	(60.0)
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2020	1	$1,563.1	$978.4	$4.7	$2,546.2

Balance as of December 31, 2020	1	$1,563.1	$1,191.5	$4.6	$2,759.2
Net income	—	—	33.5	—	33.5
Balance as of March 31, 2021	1	$1,563.1	$1,225.0	$4.6	$2,792.7
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

Evergy Kansas Central, Evergy Kansas South, Evergy Metro and Evergy Missouri West conduct business in their respective service territories using the name Evergy. Collectively, the Evergy Companies have approximately 15,400 MWs of owned generating capacity and renewable purchased power agreements and engage in the generation, transmission, distribution and sale of electricity to approximately 1.6 million customers in the states of Kansas and Missouri.
Basis of Presentation
These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements in the Evergy Companies' combined 2020 Form 10-K.

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

	March 31 2021	December 31 2020
Evergy	(millions)
Fuel inventory	$127.5	$145.0
Supplies	364.8	359.5
Fuel inventory and supplies	$492.3	$504.5
Evergy Kansas Central
Fuel inventory	$75.5	$79.3
Supplies	195.7	197.1
Fuel inventory and supplies	$271.2	$276.4
Evergy Metro
Fuel inventory	$36.6	$44.9
Supplies	130.9	125.5
Fuel inventory and supplies	$167.5	$170.4

Property, Plant and Equipment
The following tables summarize the property, plant and equipment of Evergy, Evergy Kansas Central and Evergy Metro.

March 31, 2021	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$29,378.9	$14,239.8	$11,414.0
Electric plant acquisition adjustment	724.3	724.3	—
Accumulated depreciation	(11,146.4)	(5,356.6)	(4,597.8)
Plant in service, net	18,956.8	9,607.5	6,816.2
Construction work in progress	999.8	565.8	300.5
Nuclear fuel, net	144.7	72.2	72.5
Plant to be retired, net(a)	0.9	0.9	—
Property, plant and equipment, net	$20,102.2	$10,246.4	$7,189.2

December 31, 2020	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$28,914.8	$14,095.1	$11,161.8
Electric plant acquisition adjustment	724.3	724.3	—
Accumulated depreciation	(10,998.4)	(5,293.5)	(4,532.7)
Plant in service, net	18,640.7	9,525.9	6,629.1
Construction work in progress	1,153.5	589.1	433.9
Nuclear fuel, net	155.9	77.7	78.2
Plant to be retired, net(a)	0.9	0.9	—
Property, plant and equipment, net	$19,951.0	$10,193.6	$7,141.2
(a) As of March 31, 2021 and December 31, 2020, represents the planned retirement of Evergy Kansas Central analog meters prior to the end of their remaining useful lives.
Other Income (Expense), Net
The table below shows the detail of other expense for each of the Evergy Companies.

Three Months Ended March 31	2021	2020
Evergy	(millions)
Non-service cost component of net benefit cost	$(14.8)	$(16.2)
Other	(6.1)	(6.5)
Other expense	$(20.9)	$(22.7)
Evergy Kansas Central
Non-service cost component of net benefit cost	$(3.6)	$(5.6)
Other	(5.6)	(5.9)
Other expense	$(9.2)	$(11.5)
Evergy Metro
Non-service cost component of net benefit cost	$(7.9)	$(6.9)
Other	(0.5)	(0.5)
Other expense	$(8.4)	$(7.4)
Earnings Per Share
To compute basic earnings per share (EPS), Evergy divides net income attributable to Evergy, Inc. by the weighted average number of common shares outstanding. Diluted EPS includes the effect of issuable common shares resulting from restricted share units (RSUs), performance shares, restricted stock and a warrant. Evergy computes the dilutive effects of potential issuances of common shares using the treasury stock method.

The following table reconciles Evergy's basic and diluted EPS.

Three Months Ended March 31	2021	2020
Income	(millions, except per share amounts)
Net income	$194.6	$72.2
Less: Net income attributable to noncontrolling interests	3.0	2.8
Net income attributable to Evergy, Inc.	$191.6	$69.4
Common Shares Outstanding
Weighted average number of common shares outstanding - basic	227.3	227.1
Add: Effect of dilutive securities	0.3	0.4
Weighted average number of common shares outstanding - dilutive	227.6	227.5
Basic and Diluted EPS	$0.84	$0.31
Anti-dilutive shares excluded from the computation of diluted EPS for the three months ended March 31, 2021, were 353,806 RSUs with performance measures and 3,950,000 common shares issuable pursuant to a warrant. Anti-dilutive shares excluded from the computation of diluted EPS for the three months ended March 31, 2020, were 175,991 RSUs with performance measures and 58,714 RSUs with only service requirements.
Dividends Declared
In May 2021, Evergy's Board of Directors (Evergy Board) declared a quarterly dividend of $0.535 per share on Evergy's common stock. The common dividend is payable June 21, 2021, to shareholders of record as of May 21, 2021.
Supplemental Cash Flow Information

Evergy
Three Months Ended March 31	2021	2020
Cash paid for (received from):	(millions)
Interest, net of amounts capitalized	$78.6	$86.5
Interest of VIEs	0.2	0.6
Income taxes, net of refunds	2.6	0.2
Right-of-use assets obtained in exchange for new operating lease liabilities	2.2	2.6
Right-of-use assets obtained in exchange for new finance lease liabilities	0.2	3.1
Non-cash investing transactions:
Property, plant and equipment additions	104.4	75.7
Non-cash financing transactions:
Issuance of stock for compensation and reinvested dividends	0.7	0.9

Evergy Kansas Central
Three Months Ended March 31	2021	2020
Cash paid for (received from):	(millions)
Interest, net of amounts capitalized	$31.2	$37.4
Interest of VIEs	0.2	0.6
Income taxes, net of refunds	2.6	0.2
Right-of-use assets obtained in exchange for new operating lease liabilities	1.5	2.6
Right-of-use assets obtained in exchange for new finance lease liabilities	0.2	1.9
Non-cash investing transactions:
Property, plant and equipment additions	45.4	52.5

Evergy Metro
Three Months Ended March 31	2021	2020
Cash paid for (received from):	(millions)
Interest, net of amounts capitalized	$18.6	$18.7
Income taxes, net of refunds	(1.6)	—
Right-of-use assets obtained in exchange for new operating lease liabilities	0.7	—
Right-of-use assets obtained in exchange for new finance lease liabilities	—	1.2
Non-cash investing transactions:
Property, plant and equipment additions	34.6	17.8
February 2021 Winter Weather Event
In February 2021, much of the central and southern United States, including the service territories of the Evergy Companies, experienced a significant winter weather event that resulted in extremely cold temperatures over a multi-day period. This winter weather event resulted in an increase in the demand for natural gas used by the Evergy Companies for generating electricity and also contributed to the limited availability of other generation resources, including coal and renewables, within the SPP Integrated Marketplace. The Evergy Companies are members of the SPP and, as a result, principally sell and purchase power for the Evergy Companies' retail electric customers through the SPP Integrated Marketplace. These circumstances resulted in higher than normal market prices for both natural gas and power for the duration of the winter weather event. These higher than normal market prices also included make-whole payments calculated by the SPP to compensate natural gas generators within the SPP Integrated Marketplace for costs incurred in excess of revenues. As part of the winter weather event and inclusive of the aforementioned items, Evergy incurred natural gas and purchased power costs, net of wholesale revenues, of $341.3 million. This $341.3 million of net fuel and purchased power costs was primarily driven by $297.3 million of costs at Evergy Missouri West and $120.7 million of costs at Evergy Kansas Central, partially offset by $76.7 million of net wholesale revenues at Evergy Metro. The amount of purchased power costs incurred by the Evergy Companies during the winter weather event is subject to resettlement activity and further review by the SPP. This review and any subsequent resettlement activity could result in increases to the final amount of purchased power costs incurred by the Evergy Companies during the winter weather event and these increases could be material.
The Evergy Companies have fuel recovery mechanisms in their Kansas and Missouri jurisdictions, as applicable, that allow them to defer substantially all of any increased fuel and purchased power costs, net of wholesale revenues, to a regulatory asset or liability for future recovery from or refund to customers. Further, in February 2021, the State Corporation Commission of the State of Kansas (KCC) issued an emergency Accounting Authority Order (AAO) that allowed Evergy Kansas Central and Evergy Metro's Kansas jurisdiction to defer to a regulatory asset any extraordinary costs, including carrying costs, incurred to provide electric service during the winter weather event for consideration in future rate proceedings. See Note 4 for additional information regarding the AAO.
As of March 31, 2021, the Evergy Companies have deferred substantially all of the fuel and purchased power costs, net of wholesale revenues, related to the winter weather event to a regulatory asset or liability pursuant to the mechanisms discussed above. While the Evergy Companies expect to recover substantially all of any increased fuel and purchased power costs related to the winter weather event from customers, the timing of the cost recovery could be delayed or spread over a longer than typical recovery timeframe by the KCC or the Public Service Commission of the State of Missouri (MPSC) given the extraordinary nature of the winter weather event and to help moderate monthly customer bill impacts.
The Evergy Companies also engage in limited non-regulated energy marketing activities in various regional power markets that have historically not had a significant impact on the Evergy Companies' results of operations. These energy marketing margins are recorded net in operating revenues on the Evergy Companies' statements of income and comprehensive income. As a result of the elevated market prices experienced in regional power markets in February 2021 across the central and southern United States driven by the winter weather event discussed above,

Evergy and Evergy Kansas Central recorded $96.5 million of energy marketing margins in the first quarter of 2021 related to the winter weather event.
2. REVENUE
Evergy's, Evergy Kansas Central's and Evergy Metro's revenues disaggregated by customer class are summarized in the following tables.

Three Months Ended March 31, 2021	Evergy	Evergy Kansas Central	Evergy Metro
Revenues	(millions)
Residential	$396.7	$183.4	$122.2
Commercial	346.0	153.7	132.5
Industrial	133.6	93.0	22.3
Other retail	7.4	3.2	2.1
Total electric retail	$883.7	$433.3	$279.1
Wholesale	487.5	272.4	200.5
Transmission	86.0	77.9	4.0
Industrial steam and other	5.2	0.5	0.3
Total revenue from contracts with customers	$1,462.4	$784.1	$483.9
Other	149.5	117.0	32.3
Operating revenues	$1,611.9	$901.1	$516.2

Three Months Ended March 31, 2020	Evergy	Evergy Kansas Central	Evergy Metro
Revenues	(millions)
Residential	$402.5	$167.8	$147.4
Commercial	384.7	151.1	172.1
Industrial	140.6	92.1	30.1
Other retail	10.6	4.7	3.5
Total electric retail	$938.4	$415.7	$353.1
Wholesale	63.5	54.8	6.8
Transmission	75.6	68.2	3.1
Industrial steam and other	8.4	3.5	0.4
Total revenue from contracts with customers	$1,085.9	$542.2	$363.4
Other	30.8	17.9	12.1
Operating revenues	$1,116.7	$560.1	$375.5

3. RECEIVABLES
The Evergy Companies' receivables are detailed in the following table.

	March 31	December 31
	2021	2020
Evergy	(millions)
Customer accounts receivable - billed	$3.8	$5.3
Customer accounts receivable - unbilled	62.2	110.0
Other receivables	205.1	177.9
Allowance for credit losses	(23.6)	(19.3)
Total	$247.5	$273.9
Evergy Kansas Central
Customer accounts receivable - billed	$—	$—
Customer accounts receivable - unbilled	17.0	50.7
Other receivables	200.9	175.7
Allowance for credit losses	(8.8)	(7.5)
Total	$209.1	$218.9
Evergy Metro
Customer accounts receivable - billed	$0.9	$3.3
Customer accounts receivable - unbilled	20.5	27.9
Other receivables	26.4	21.9
Allowance for credit losses	(9.9)	(8.1)
Total	$37.9	$45.0
The Evergy Companies' other receivables at March 31, 2021 and December 31, 2020, consisted primarily of receivables from partners in jointly-owned electric utility plants, wholesale sales receivables and receivables related to alternative revenue programs. The Evergy Companies' other receivables also included receivables from contracts with customers as summarized in the following table.

	March 31	December 31
	2021	2020
	(millions)
Evergy	$85.7	$57.5
Evergy Kansas Central	70.5	49.9
Evergy Metro	13.8	6.9

The change in the Evergy Companies' allowance for credit losses is summarized in the following table.

	2021	2020
Evergy	(millions)
Beginning balance January 1	$19.3	$10.5
Credit loss expense	4.8	2.7
Write-offs	(4.0)	(5.0)
Recoveries of prior write-offs	3.5	3.3
Ending balance March 31	$23.6	$11.5
Evergy Kansas Central
Beginning balance January 1	$7.5	$3.8
Credit loss expense	0.6	0.8
Write-offs	(0.5)	(1.2)
Recoveries of prior write-offs	1.2	0.7
Ending balance March 31	$8.8	$4.1
Evergy Metro
Beginning balance January 1	$8.1	$4.6
Credit loss expense	2.5	1.4
Write-offs	(2.3)	(2.6)
Recoveries of prior write-offs	1.6	1.8
Ending balance March 31	$9.9	$5.2
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

	March 31	December 31
	2021	2020
	(millions)
Evergy	$365.0	$360.0
Evergy Kansas Central	185.0	180.0
Evergy Metro	130.0	130.0
Each receivable sale facility expires in 2024. Evergy Kansas Central's facility allows for $185.0 million in aggregate outstanding principal amount of borrowings from mid-October through mid-June and then $200.0 million from mid-June through mid-October. Evergy Metro's facility allows for $130.0 million in aggregate outstanding principal amount of borrowings at any time. Evergy Missouri West's facility allows for $50.0 million in aggregate outstanding principal amount of borrowings from mid-November through mid-June and then $65.0 million from mid-June through mid-November.
4. RATE MATTERS AND REGULATION
KCC Proceedings
Evergy Kansas Central 2021 Transmission Delivery Charge (TDC)
In April 2021, the KCC issued an order adjusting Evergy Kansas Central's retail prices to include updated transmission costs as reflected in the Federal Energy Regulatory Commission (FERC) transmission formula rate (TFR). The new prices were effective in April 2021 and are expected to increase Evergy Kansas Central's annual retail revenues by $37.9 million when compared to 2020.

Evergy Metro 2021 TDC
In April 2021, the KCC issued an order adjusting Evergy Metro's retail prices to include updated transmission costs as reflected in the FERC TFR. The new prices were effective in May 2021 and are expected to decrease Evergy Metro's annual retail revenues by $2.4 million when compared to 2020.
Evergy Kansas Central and Evergy Metro Earnings Review and Sharing Plan (ERSP)
As part of their merger settlement agreement with the KCC, Evergy Kansas Central and Evergy Metro agreed to participate in an ERSP for the years 2019 through 2022. Under the ERSP, Evergy Kansas Central's and Evergy Metro's Kansas jurisdiction are required to refund to customers 50% of annual earnings in excess of their authorized return on equity of 9.3% to the extent the excess earnings exceed the amount of annual bill credits that Evergy Kansas Central and Evergy Metro agreed to provide in connection with the merger that resulted in the formation of Evergy.
Evergy Kansas Central's and Evergy Metro's 2020 calculations of annual earnings did not result in a significant refund obligation. These calculations were filed with the KCC in March 2021. As of March 31, 2021, Evergy Kansas Central and Evergy Metro estimate their 2021 annual earnings will not result in a significant refund obligation. The final refund obligations for 2020 and 2021 will be decided by the KCC and could vary from the current estimates.
Evergy Kansas Central and Evergy Metro Winter Weather AAO
In February 2021, the KCC issued an emergency AAO directing all Kansas-jurisdictional natural gas and electric utilities, including Evergy Kansas Central and Evergy Metro, to defer to a regulatory asset any extraordinary costs, including carrying costs, incurred to provide electric service during the February 2021 winter weather event for consideration in future rate proceedings.
As of March 31, 2021, Evergy Kansas Central had recognized a regulatory asset pursuant to the AAO of $109.9 million related to its costs incurred during the winter weather event, primarily consisting of increased fuel and purchased power costs and including make-whole payments calculated by and paid to the SPP. Evergy Metro incurred a net increase in wholesale revenues of $76.7 million during the winter weather event, of which substantially all was deferred to a regulatory liability and is expected to be refunded to customers through its fuel recovery mechanisms in Kansas and Missouri.
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
As a result of the MPSC order, Evergy has recorded a regulatory liability of $21.1 million as of March 31, 2021 for the estimated amount of revenues that Evergy Missouri West has collected from customers for Sibley Station since December 2018 that Evergy has determined is probable of refund. Evergy expects that it will continue to defer such amounts as collected from customers until new rates become effective in Evergy Missouri West's next rate case.
The accrual for this estimated amount does not include certain revenues collected related to Sibley Station that Evergy has determined to not be probable of refund in the next rate case based on the relevant facts and circumstances. While Evergy has determined these additional revenues to not be probable of refund, the ultimate resolution of this matter in Evergy Missouri West's next rate case is uncertain and could result in an estimated loss of up to approximately $12 million per year in excess of the amount accrued until Evergy Missouri West's new rates become effective. Evergy's regulatory liability for probable refunds as of March 31, 2021 and estimated loss in excess of the amount accrued represent estimates that could change significantly based on ongoing developments including decisions in other regulatory proceedings that establish precedent applicable to this matter and positions of parties on this issue in a future Evergy Missouri West rate case.
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
Evergy Kansas Central TFR
In the most recent two years, the updated TFR was expected to adjust Evergy Kansas Central's annual transmission revenues by approximately:
•$32.4 million increase effective in January 2021; and
•$6.8 million increase effective in January 2020.
Evergy Metro TFR
In the most recent two years, the updated TFR was expected to adjust Evergy Metro's annual transmission revenues by approximately:
•$3.9 million decrease effective in January 2021; and
•$1.7 million decrease effective in January 2020.
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

	Pension Benefits			Post-Retirement Benefits
Three Months Ended March 31, 2021	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$21.1	$7.4	$13.7	$0.8	$0.4	$0.4
Interest cost	21.3	10.3	10.8	2.0	1.0	1.0
Expected return on plan assets	(26.8)	(13.6)	(14.5)	(2.2)	(1.6)	(0.7)
Prior service cost	0.5	0.5	—	0.1	0.1	(0.3)
Recognized net actuarial loss	14.8	9.8	11.2	0.3	0.2	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	30.9	14.4	21.2	1.0	0.1	0.4
Regulatory adjustment	7.1	(0.9)	3.0	(1.2)	(0.8)	0.1
Intercompany allocations	—	0.4	(5.9)	—	—	(0.1)
Net periodic benefit costs (income)	$38.0	$13.9	$18.3	$(0.2)	$(0.7)	$0.4

	Pension Benefits			Post-Retirement Benefits
Three Months Ended March 31, 2020	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$19.6	$6.8	$12.8	$0.7	$0.3	$0.4
Interest cost	24.4	11.8	12.6	2.3	1.2	1.1
Expected return on plan assets	(26.7)	(13.3)	(14.1)	(2.3)	(1.7)	(0.7)
Prior service cost	0.4	0.4	0.2	0.1	0.1	—
Recognized net actuarial (gain)/loss	11.4	8.4	11.3	0.1	—	(0.1)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	29.1	14.1	22.8	0.9	(0.1)	0.7
Regulatory adjustment	9.9	0.4	1.4	(0.9)	(0.7)	—
Intercompany allocations	—	—	(6.2)	—	—	0.2
Net periodic benefit costs (income)	$39.0	$14.5	$18.0	$—	$(0.8)	$0.9
The components of net periodic benefit costs other than the service cost component are included in other expense on the Evergy Companies' consolidated statements of income and comprehensive income.

For the three months ended March 31, 2021, Evergy, Evergy Kansas Central and Evergy Metro made pension contributions of $27.8 million, $17.4 million and $10.4 million, respectively. Evergy expects to make additional pension contributions of $107.4 million in 2021 to satisfy the Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and KCC and MPSC rate orders, of which $42.1 million is expected to be paid by Evergy Kansas Central and $65.3 million is expected to be paid by Evergy Metro.
Also in 2021, Evergy, Evergy Kansas Central and Evergy Metro expect to make post-retirement benefit contributions of $4.0 million, $0.6 million and $3.4 million, respectively.

6. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
Evergy's $2.5 billion master credit facility expires in 2023. Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West have borrowing capacity under the master credit facility with specific sublimits for each borrower. These sublimits can be unilaterally adjusted by Evergy for each borrower provided the sublimits remain within minimum and maximum sublimits as specified in the facility. Evergy adjusted these sublimits in the first quarter of 2021 as further detailed in the table below. A default by any borrower under the facility or one of its significant subsidiaries on other indebtedness totaling more than $100.0 million constitutes a default by that borrower under the facility. Under the terms of this facility, each of Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West is required to maintain a total indebtedness to total capitalization ratio, as defined in the facility, of not greater than 0.65 to 1.00 at all times. As of March 31, 2021, Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West were in compliance with this covenant.
The following table summarizes the committed credit facilities (excluding receivable sale facilities discussed in Note 3) available to the Evergy Companies as of March 31, 2021 and December 31, 2020.

		Amounts Drawn
	Master Credit Facility	Commercial Paper	Letters of Credit	Cash Borrowings	Available Borrowings	Weighted Average Interest Rate on Short-Term Borrowings
March 31, 2021	(millions)
Evergy, Inc.	$700.0	n/a	$0.7	$345.0	$354.3	1.36%
Evergy Kansas Central	750.0	245.0	0.8	—	504.2	0.23%
Evergy Metro	350.0	115.0	—	—	235.0	0.17%
Evergy Missouri West	700.0	590.0	—	—	110.0	0.24%
Evergy	$2,500.0	$950.0	$1.5	$345.0	$1,203.5

December 31, 2020
Evergy, Inc.	$450.0	n/a	$0.7	$200.0	$249.3	1.40%
Evergy Kansas Central	1,000.0	50.0	17.0	—	933.0	0.23%
Evergy Metro	600.0	—	—	—	600.0	—%
Evergy Missouri West	450.0	65.0	2.0	—	383.0	0.36%
Evergy	$2,500.0	$115.0	$19.7	$200.0	$2,165.3
In May 2021, Evergy, Inc. established a commercial paper program that will be supported by its borrowing capacity under the master credit facility.
7. LONG-TERM DEBT
Senior Notes
In April 2021, Evergy Missouri West issued in a private placement $350.0 million of 2.86% Series A Senior Notes, maturing in 2031, $75.0 million of 3.01% Series B Senior Notes, maturing in 2033 and $75.0 million of 3.21% Series C Senior Notes, maturing in 2036, pursuant to a note purchase agreement. In connection with the issuance, Evergy entered into an agreement to provide an unconditional guaranty of the Series A, B and C Senior Notes, and as required by certain existing note purchase agreements, also agreed to provide unconditional guaranty of the following series of outstanding Evergy Missouri West unsecured senior notes:
•$36.0 million of 3.49% Series A, maturing in 2025;
•$60.0 million of 4.06% Series B, maturing in 2033;
•$150.0 million of 4.74% Series C, maturing in 2043; and
•$100.0 million of 3.74% Series, maturing in 2022.

In April 2021, Evergy redeemed its $350.0 million of 4.85% Senior Notes, which had a maturity date of June 2021.
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

	March 31, 2021		December 31, 2020
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt(a)	(millions)
Evergy(b)	$9,624.1	$10,429.2	$9,627.3	$11,274.2
Evergy Kansas Central	3,932.2	4,348.5	3,931.5	4,801.7
Evergy Metro	2,923.5	3,312.1	2,923.0	3,591.2
Long-term debt of variable interest entities(a)
Evergy	$—	$—	$18.8	$19.1
Evergy Kansas Central	—	—	18.8	19.1
(a) Includes current maturities.
(b) Book value as of March 31, 2021 and December 31, 2020, includes $106.6 million and $110.4 million, respectively, of fair value adjustments recorded in connection with purchase accounting for the Great Plains Energy and Evergy Kansas Central merger, which are not part of future principal payments and will amortize over the remaining life of the associated debt instrument.

Recurring Fair Value Measurements
The following tables include the Evergy Companies' balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	March 31, 2021	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$110.3	$101.9	$—	$—	$8.4
International equity funds	67.3	67.3	—	—	—
Core bond fund	40.0	40.0	—	—	—
High-yield bond fund	26.1	26.1	—	—	—
Emerging markets bond fund	20.3	20.3	—	—	—
Combination debt/equity/other fund	22.1	22.1	—	—	—
Alternative investments fund	28.1	—	—	—	28.1
Real estate securities fund	13.1	—	—	—	13.1
Cash equivalents	0.4	0.4	—	—	—
Total nuclear decommissioning trust	327.7	278.1	—	—	49.6
Rabbi trust
Fixed income funds	25.8	25.8	—	—	—
Equity funds	5.0	5.0	—	—	—
Combination debt/equity/other fund	0.7	0.7	—	—	—
Cash equivalents	0.1	0.1	—	—	—
Total rabbi trust	31.6	31.6	—	—	—
Total	$359.3	$309.7	$—	$—	$49.6
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$262.9	$262.9	$—	$—	$—
Debt securities
U.S. Treasury	45.0	45.0	—	—	—
U.S. Agency	0.4	—	0.4	—	—
State and local obligations	4.1	—	4.1	—	—
Corporate bonds	43.1	—	43.1	—	—
Foreign governments	0.1	—	0.1	—	—
Cash equivalents	2.5	2.5	—	—	—
Other	0.7	—	0.7	—	—
Total nuclear decommissioning trust	358.8	310.4	48.4	—	—
Self-insured health plan trust(b)
Equity securities	1.8	1.8	—	—	—
Debt securities	8.6	3.0	5.6	—	—
Cash and cash equivalents	4.0	4.0	—	—	—
Total self-insured health plan trust	14.4	8.8	5.6	—	—
Total	$373.2	$319.2	$54.0	$—	$—
Other Evergy
Assets
Rabbi trusts
Core bond fund	$12.7	$12.7	$—	$—	$—
Cash and cash equivalents	0.5	0.5	—	—	—
Total rabbi trusts	$13.2	$13.2	$—	$—	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$686.5	$588.5	$48.4	$—	$49.6
Rabbi trusts	44.8	44.8	—	—	—
Self-insured health plan trust(b)	14.4	8.8	5.6	—	—
Total	$745.7	$642.1	$54.0	$—	$49.6

Description	December 31, 2020	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$102.7	$95.1	$—	$—	$7.6
International equity funds	63.8	63.8	—	—	—
Core bond fund	40.6	40.6	—	—	—
High-yield bond fund	25.0	25.0	—	—	—
Emerging markets bond fund	21.0	21.0	—	—	—
Combination debt/equity/other fund	20.1	20.1	—	—	—
Alternative investments fund	23.2	—	—	—	23.2
Real estate securities fund	12.9	—	—	—	12.9
Cash equivalents	0.5	0.5	—	—	—
Total nuclear decommissioning trust	309.8	266.1	—	—	43.7
Rabbi trust
Core bond fund	25.6	—	—	—	25.6
Combination debt/equity/other fund	7.1	—	—	—	7.1
Total rabbi trust	32.7	—	—	—	32.7
Total	$342.5	$266.1	$—	$—	$76.4
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$243.1	$243.1	$—	$—	$—
Debt securities
U.S. Treasury	47.7	47.7	—	—	—
U.S. Agency	0.5	—	0.5	—	—
State and local obligations	4.1	—	4.1	—	—
Corporate bonds	43.1	—	43.1	—	—
Foreign governments	0.1	—	0.1	—	—
Cash equivalents	3.2	3.2	—	—	—
Other	0.5	0.5	—	—	—
Total nuclear decommissioning trust	342.3	294.5	47.8	—	—
Self-insured health plan trust(b)
Equity securities	1.7	1.7	—	—	—
Debt securities	8.0	2.8	5.2	—	—
Cash and cash equivalents	3.5	3.5	—	—	—
Total self-insured health plan trust	13.2	8.0	5.2	—	—
Total	$355.5	$302.5	$53.0	$—	$—
Other Evergy
Assets
Rabbi trusts
Fixed income fund	$13.1	$—	$—	$—	$13.1
Cash and cash equivalents	0.5	0.5	—	—	—
Total rabbi trusts	$13.6	$0.5	$—	$—	$13.1
Evergy
Assets
Nuclear decommissioning trust(a)	$652.1	$560.6	$47.8	$—	$43.7
Rabbi trust	46.3	0.5	—	—	45.8
Self-insured health plan trust(b)	13.2	8.0	5.2	—	—
Total	$711.6	$569.1	$53.0	$—	$89.5
(a)With the exception of investments measured at NAV, fair value is based on quoted market prices of the investments held by the trust and/or valuation models.
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
The following table provides additional information on these Evergy and Evergy Kansas Central investments.

	March 31, 2021		December 31, 2020		March 31, 2021
	Fair	Unfunded	Fair	Unfunded	Redemption	Length of
	Value	Commitments	Value	Commitments	Frequency	Settlement
Evergy Kansas Central
Nuclear decommissioning trust:	(millions)
Domestic equity funds	$8.4	$1.9	$7.6	$2.2	(a)	(a)
Alternative investments fund(b)	28.1	—	23.2	—	Quarterly	65 days
Real estate securities fund(b)	13.1	—	12.9	—	Quarterly	65 days
Total	$49.6	$1.9	$43.7	$2.2
Rabbi trust:
Core bond fund	$—	$—	$25.6	$—	(c)	(c)
Combination debt/equity/other fund	—	—	7.1	—	(c)	(c)
Total	$—	$—	$32.7	$—
Other Evergy
Rabbi trust:
Fixed income fund	$—	$—	$13.1	$—	(c)	(c)
Total Evergy investments at NAV	$49.6	$1.9	$89.5	$2.2
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

The following table summarizes the net unrealized gains (losses) for the Evergy Companies' nuclear decommissioning trusts and rabbi trusts.

Three Months Ended March 31	2021	2020
Evergy	(millions)
Nuclear decommissioning trust - equity securities	$33.1	$(89.3)
Nuclear decommissioning trust - debt securities	(5.1)	3.0
Rabbi trusts - equity securities	(1.3)	(2.0)
Total	$26.7	$(88.3)
Evergy Kansas Central
Nuclear decommissioning trust - equity securities	$14.3	$(38.1)
Rabbi trust - equity securities	(0.8)	(2.1)
Total	$13.5	$(40.2)
Evergy Metro
Nuclear decommissioning trust - equity securities	$18.8	$(51.2)
Nuclear decommissioning trust - debt securities	(5.1)	3.0
Total	$13.7	$(48.2)
9. COMMITMENTS AND CONTINGENCIES
Environmental Matters
Set forth below are descriptions of contingencies related to environmental matters that may impact the Evergy Companies' operations or their financial results. Management's assessment of these contingencies, which are based on federal and state statutes and regulations, and regulatory agency and judicial interpretations and actions, has evolved over time. These laws, regulations, interpretations and actions can also change, restrict or otherwise impact the Evergy Companies' operations or financial results. The failure to comply with these laws, regulations, interpretations and actions could result in the assessment of administrative, civil and criminal penalties and/or the imposition of remedial requirements. The Evergy Companies believe that all their operations are in substantial compliance with current federal, state and local environmental standards.
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
Cross-State Air Pollution Update Rule
In September 2016, the Environmental Protection Agency (EPA) finalized the Cross-State Air Pollution (CSAPR) Update Rule. The final rule addresses interstate transport of nitrogen oxides emissions in 22 states including Kansas, Missouri and Oklahoma during the ozone season and the impact from the formation of ozone on downwind states with respect to the 2008 ozone National Ambient Air Quality Standards (NAAQS). In December 2018, the EPA finalized a determination, known as the CSAPR Close-Out Rule, demonstrating the CSAPR Update Rule fully addressed certain upwind states' 2008 ozone NAAQS interstate transport obligations. Various states and others challenged both the CSAPR Update Rule and the CSAPR Close-Out Rule in the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit). In 2019, the D.C. Circuit granted these petitions and remanded a portion of the CSAPR Update Rule back to the EPA and vacated the CSAPR Close-Out Rule in its entirety.
In response to the remand by the D.C. Circuit, the EPA published the final Revised Cross-State Air Pollution Rule Update for the 2008 Ozone NAAQS in April 2021. The final rule finds that nine of the states that were subject to the CSAPR Update Rule do not significantly contribute to downwind states' nonattainment and/or maintenance issues during the ozone season and that there are no further reductions in allowance budgets for these states. These nine states are Alabama, Arkansas, Iowa, Kansas, Mississippi, Missouri, Oklahoma, Texas and Wisconsin. The

Evergy Companies will continue to monitor this rule as any future changes to their NOx ozone season allowance allocations could be material.
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
In July 2019, the EPA published the final Affordable Clean Energy (ACE) rule in the Federal Register. This rule contained (1) emission guidelines for GHG emissions from existing electric utility generating units (EGUs) and (2) revisions to emission guideline implementing regulations. This rule defined the "best system of emission reduction" (BSER) for GHG emissions from existing coal-fired EGUs as on-site, heat-rate efficiency improvements. The final rule also provided states with a list of candidate technologies that can be used to establish standards of performance and incorporate these performance standards into state plans. In conjunction with the finalization of the ACE rule, the EPA repealed its previously adopted Clean Power Plan (CPP). In January 2021, the D.C. Circuit vacated and remanded the ACE rule back to the EPA. In February 2021, the D.C. Circuit granted a motion filed by the EPA for a partial stay of its January 2021 vacatur discussed above. The partial stay leaves the vacatur of the ACE rule in place while staying the mandate that vacates the repeal of the CPP. As a result of the partial stay, neither the ACE rule nor the CPP will be in effect while the EPA forms a new rule to regulate greenhouse gas emissions. In April 2021, 18 states filed a petition for a writ of certiorari to the Supreme Court requesting review of the D.C. Circuit ruling.
Due to uncertainty regarding the future of the ACE rule or other potential GHG regulations, the Evergy Companies cannot determine the impact of the rule on their operations or consolidated financial results, but the cost to comply with the ACE rule or other potential GHG rules, could be material.
Water
The Evergy Companies discharge some of the water used in generation and other operations containing substances deemed to be pollutants. A November 2015 EPA rule applicable to steam-electric power generating plants establishes effluent limitations guidelines (ELG) and standards for wastewater discharges, including limits on the amount of toxic metals and other pollutants that can be discharged. Implementation timelines for this 2015 rule vary from 2018 to 2023. In April 2019, the U.S. Court of Appeals for the 5th Circuit (5th Circuit) issued a ruling that vacates and remands portions of the original ELG rule. Due to this ruling, future ELG modifications for the best available technology economically achievable for the discharge of legacy wastewater and leachate are likely and could be material.
In October 2020, the EPA published the final ELG reconsideration rule. This rule adjusts numeric limits for flue gas desulfurization (FGD) wastewater and adds a 10% volumetric purge limit for bottom ash transport water. The timeline for final FGD wastewater compliance is as soon as possible on or after one year following publication of the final rule in the Federal Register but no later than December 31, 2025. The Evergy Companies have reviewed the regulation and the costs to comply with these changes are not expected to be material.
Regulation of Coal Combustion Residuals
In the course of operating their coal generation plants, the Evergy Companies produce coal combustion residuals (CCRs), including fly ash, gypsum and bottom ash. The EPA published a rule to regulate CCRs in April 2015 that requires additional CCR handling, processing and storage equipment and closure of certain ash disposal units.
In March 2019, the D.C. Circuit issued a ruling to grant the EPA's request to remand the Phase I, Part I CCR rule in response to a prior court ruling requiring the EPA to address un-lined surface impoundment closure requirements. In August 2020, the EPA published the Part A CCR Rule. This rule reclassified clay-lined surface impoundments from "lined" to "un-lined" and established a deadline of April 11, 2021 to initiate closure. In November 2020, the EPA published the final Part B CCR Rule. This rule includes a process to allow un-lined impoundments to continue to operate if a demonstration is made to prove that the un-lined impoundments are not adversely impacting groundwater, human health or the environment. The Evergy Companies have initiated closure of all un-lined impoundments by the deadline in the Part A CCR rule and therefore the Part B CCR rule is not expected to have a material impact.
The Evergy Companies have recorded Asset Retirement Obligations (ARO) for their current estimates for the closure of ash disposal ponds, but the revision of these AROs may be required in the future due to changes in existing CCR regulations, the results of groundwater monitoring of CCR units or changes in interpretation of existing CCR regulations or changes in the timing or cost to close ash disposal ponds. If revisions to these AROs are necessary, the impact on the Evergy Companies' operations or consolidated financial results could be material.
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
The operating expenses and capital costs billed for jointly-owned plants and shared services are detailed in the following table.

Three Months Ended March 31	2021	2020
	(millions)
Evergy Kansas Central billings to Evergy Missouri West	$9.5	$4.3
Evergy Metro billings to Evergy Missouri West	34.7	39.3
Evergy Kansas Central billings to Evergy Metro	9.9	15.0
Evergy Metro billings to Evergy Kansas Central	25.7	48.1

Money Pool
Evergy Metro and Evergy Missouri West are authorized to participate in the Evergy, Inc. money pool, which is an internal financing arrangement in which funds may be lent on a short-term basis to Evergy Metro and Evergy Missouri West from Evergy, Inc. and between Evergy Metro and Evergy Missouri West. At March 31, 2021, Evergy Metro had no outstanding receivables or payables under the money pool. At December 31, 2020, Evergy Metro had a $100.0 million outstanding receivable from Evergy Missouri West and no outstanding payables under the money pool.

Related Party Net Receivables and Payables
The following table summarizes Evergy Kansas Central's and Evergy Metro's related party net receivables and payables.

	March 31	December 31
	2021	2020
Evergy Kansas Central	(millions)
Net receivable from Evergy	$0.9	$0.1
Net payable to Evergy Metro	(8.7)	(21.7)
Net receivable from Evergy Missouri West	9.5	6.6

Evergy Metro
Net receivable from Evergy	$19.4	$15.7
Net receivable from Evergy Kansas Central	8.7	21.7
Net receivable from Evergy Missouri West	379.6	188.1
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

	March 31	December 31
	2021	2020
Evergy Kansas Central	(millions)
Income taxes receivable from Evergy	$19.0	$25.3

Evergy Metro
Income taxes receivable from (payable to) Evergy	$(26.7)	$3.2
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

	March 31	December 31
	2021	2020
Evergy Metro	(millions)
Right-of-use asset recorded within other long-term assets	$28.8	$28.9
Lease liability recorded in other current liabilities	0.7	0.7
Lease liability recorded in other long-term liabilities	28.1	28.2

11. SHAREHOLDERS' EQUITY
Bluescape Energy Partners, LLC (Bluescape) Securities Purchase Agreement
In February 2021, Evergy entered into a securities purchase agreement with an affiliate of Bluescape. Pursuant to the securities purchase agreement, an affiliate of Bluescape agreed to purchase 2,269,447 shares of Evergy’s common stock for approximately $113.2 million and to receive a warrant to purchase up to 3,950,000 additional shares of Evergy’s common stock. Under the terms of the warrant, Evergy will have the option to elect a net cash settlement with respect to the exercise of the warrant under certain circumstances, or to net settle in shares of Evergy's common stock. The warrant expires three years from issuance and has an exercise price equal to $64.70 per share. Following the satisfaction of customary closing conditions, the affiliate of Bluescape completed the purchase of Evergy's common stock and the warrant in April 2021. The Executive Chairman of Bluescape, C. John Wilder, joined the Evergy Board in March 2021.
12. TAXES
Components of income tax expense are detailed in the following tables.

Evergy
Three Months Ended March 31	2021	2020
Current income taxes	(millions)
Federal	$1.1	$2.4
State	1.9	(0.4)
Total	3.0	2.0
Deferred income taxes
Federal	17.7	6.0
State	3.8	2.8
Total	21.5	8.8
Investment tax credit amortization	(1.5)	(0.7)
Income tax expense	$23.0	$10.1

Evergy Kansas Central
Three Months Ended March 31	2021	2020
Current income taxes	(millions)
Federal	$7.5	$24.2
State	1.2	(0.4)
Total	8.7	23.8
Deferred income taxes
Federal	6.7	(18.2)
State	2.3	2.6
Total	9.0	(15.6)
Investment tax credit amortization	(1.1)	(0.4)
Income tax expense	$16.6	$7.8

Evergy Metro
Three Months Ended March 31	2021	2020
Current income taxes	(millions)
Federal	$27.1	$11.6
State	1.2	1.2
Total	28.3	12.8
Deferred income taxes
Federal	(22.0)	(9.5)
State	(0.8)	(0.4)
Total	(22.8)	(9.9)
Investment tax credit amortization	(0.4)	(0.3)
Income tax expense	$5.1	$2.6
Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Evergy
Three Months Ended March 31	2021	2020
Federal statutory income tax rate	21.0%	21.0%
Effect of:
COLI policies	(1.0)	(1.6)
State income taxes	1.9	2.3
Flow through depreciation for plant-related differences	(5.8)	(3.9)
Federal tax credits	(3.1)	(4.5)
Non-controlling interest	(0.3)	(0.3)
AFUDC equity	(0.7)	(0.3)
Amortization of federal investment tax credits	(0.4)	(0.5)
Stock compensation	0.2	0.1
Officer compensation limitation	0.4	0.1
Other	(1.6)	(0.2)
Effective income tax rate	10.6%	12.2%

Evergy Kansas Central
Three Months Ended March 31	2021	2020
Federal statutory income tax rate	21.0%	21.0%
Effect of:
COLI policies	(1.8)	(3.1)
State income taxes	1.2	2.7
Flow through depreciation for plant-related differences	(3.3)	—
Federal tax credits	(5.2)	(6.6)
Non-controlling interest	(0.5)	(0.6)
AFUDC equity	(0.8)	(0.4)
Amortization of federal investment tax credits	(0.5)	(0.7)
Stock compensation	(0.1)	(0.1)
Officer compensation limitation	0.2	—
Other	(1.8)	0.1
Effective income tax rate	8.4%	12.3%

Evergy Metro
Three Months Ended March 31	2021	2020
Federal statutory income tax rate	21.0%	21.0%
Effect of:
COLI policies	(0.2)	—
State income taxes	0.6	2.2
Flow through depreciation for plant-related differences	(7.8)	(7.7)
Federal tax credits	(0.6)	(2.4)
AFUDC equity	(0.7)	(0.2)
Amortization of federal investment tax credits	(0.4)	(0.4)
Stock compensation	0.4	(3.6)
Officer compensation limitation	0.9	—
Other	0.1	0.4
Effective income tax rate	13.3%	9.3%
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following combined Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the consolidated financial statements and accompanying notes in this combined Quarterly Report on Form 10-Q and the Evergy Companies' combined 2020 Form 10-K. None of the registrants make any representation as to information related solely to Evergy, Evergy Kansas Central or Evergy Metro other than itself.
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
February 2021 Winter Weather Event
In February 2021, much of the central and southern United States, including the service territories of the Evergy Companies, experienced a significant winter weather event that resulted in extremely cold temperatures over a multi-day period. This winter weather event resulted in an increase in the demand for natural gas used by the Evergy Companies for generating electricity and also contributed to the limited availability of other generation resources, including coal and renewables, within the SPP Integrated Marketplace. As part of the winter weather event, Evergy incurred natural gas and purchased power costs, net of wholesale revenues, of $341.3 million. This $341.3 million of net fuel and purchased power costs was primarily driven by $297.3 million of costs at Evergy Missouri West and $120.7 million of costs at Evergy Kansas Central, partially offset by $76.7 million of net wholesale revenues at Evergy Metro. The amount of purchased power costs incurred by the Evergy Companies during the winter weather event is subject to resettlement activity and further review by the SPP. This review and any subsequent resettlement activity could result in increases to the final amount of purchased power costs incurred by the Evergy Companies during the winter weather event and these increases could be material.
As of March 31, 2021, the Evergy Companies have deferred substantially all of the fuel and purchased power costs, net of wholesale revenues, related to the winter weather event to a regulatory asset or liability pursuant to their fuel recovery mechanisms and an emergency AAO issued by the KCC in February 2021. While the Evergy Companies expect to recover substantially all of any increased fuel and purchased power costs related to the winter weather event from customers, the timing of the cost recovery could be delayed or spread over a longer than typical recovery timeframe by the KCC or the MPSC given the extraordinary nature of the winter weather event and to help moderate monthly customer bill impacts.
The Evergy Companies also engage in limited non-regulated energy marketing activities in various regional power markets that have historically not had a significant impact on the Evergy Companies' results of operations. These energy marketing margins are recorded net in operating revenues on the Evergy Companies' statements of income and comprehensive income. As a result of the elevated market prices experienced in regional power markets in February 2021 across the central and southern United States driven by the winter weather event discussed above, Evergy and Evergy Kansas Central recorded $96.5 million of energy marketing margins in the first quarter of 2021 related to the winter weather event.
See Note 1 to the consolidated financial statements for additional information regarding the winter weather event.
Bluescape Securities Purchase Agreement
In February 2021, Evergy entered into a securities purchase agreement with an affiliate of Bluescape. Pursuant to the securities purchase agreement, an affiliate of Bluescape agreed to purchase 2,269,447 shares of Evergy’s common stock for approximately $113.2 million and to receive a warrant to purchase up to 3,950,000 additional shares of Evergy’s common stock. Under the terms of the warrant, Evergy will have the option to elect a net cash settlement with respect to the exercise of the warrant under certain circumstances, or to net settle in shares of Evergy's common stock. The warrant expires three years from issuance and has an exercise price equal to $64.70 per share. Following the satisfaction of customary closing conditions, the affiliate of Bluescape completed the purchase of Evergy's common stock and the warrant in April 2021. The Executive Chairman of Bluescape, C. John Wilder, joined the Evergy Board in March 2021.
Transforming Evergy’s Generation Fleet
The Evergy Companies are committed to a long-term strategy to reduce CO2 emissions in a cost-effective and reliable manner. In 2020, Evergy achieved a reduction of CO2 emissions of approximately 50% from 2005 levels in connection with its goal to achieve an 80% reduction from 2005 levels by 2050. In connection with the filing of its triennial integrated resource plan in Missouri in April 2021, Evergy announced a revised goal to achieve net-zero carbon emissions by 2045, which includes an interim goal of a 70% reduction of CO2 emissions from 2005 levels by 2030. Evergy’s five-year Sustainability Transformation Plan (STP) includes steps that would achieve significant

CO2 emission reductions and provide a foundation to achieve future reductions by pursuing constructive legislative and regulatory recovery mechanisms to facilitate the retirement of coal-fired generation and expanding Evergy’s wind and solar footprint, while maintaining reliability. The trajectory and timing of reaching Evergy's net-zero carbon emissions goal are dependent on enabling technology developments and supportive energy policies and regulations.
Impact of COVID-19
See Part II, Item 7, MD&A - Executive Summary in the Evergy Companies' combined 2020 Form 10-K for information regarding the impact of COVID-19 on the Evergy Companies.
Regulatory Proceedings
See Note 4 to the consolidated financial statements for information regarding regulatory proceedings.
Earnings Overview
The following table summarizes Evergy's net income and diluted EPS.

Three Months Ended March 31	2021	Change	2020
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$191.6	$122.2	$69.4
Earnings per common share, diluted	0.84	0.53	0.31
Net income attributable to Evergy, Inc. increased for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to non-regulated energy marketing margins related to the winter weather event in February 2021, higher retail sales driven by favorable weather and an increase in weather-normalized demand, and higher equity allowance for funds used during construction (AFUDC); partially offset by higher income tax expense.
Diluted EPS increased for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to the increase in net income attributable to Evergy discussed above.
For additional information regarding the change in net income, refer to the Evergy Results of Operations section within this MD&A.
Adjusted Earnings (non-GAAP) and Adjusted EPS (non-GAAP)
Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) for the three months ended March 31, 2021, were $125.4 million or $0.55 per share, respectively. For the three months ended March 31, 2020, Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) were $94.2 million or $0.41 per share, respectively. In addition to net income attributable to Evergy, Inc. and diluted EPS, Evergy's management uses adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) to evaluate earnings and EPS without the income or costs resulting from non-regulated energy marketing margins from the February 2021 winter weather event, as well as executive transition, severance and advisor expenses.
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

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
Three Months Ended March 31	2021		2020
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$191.6	$0.84	$69.4	$0.31
Non-GAAP reconciling items:
Non-regulated energy marketing margin related to winter weather event, pre-tax(a)	(96.5)	(0.42)	—	—
Non-regulated energy marketing costs related to winter weather event, pre-tax(b)	2.0	0.01	—	—
Executive transition costs, pre-tax(c)	5.5	0.02	—	—
Severance costs, pre-tax(d)	1.6	0.01	27.0	0.12
Advisor expenses, pre-tax(e)	1.5	0.01	6.6	0.02
Income tax expense (benefit)(f)	19.7	0.08	(8.8)	(0.04)
Adjusted earnings (non-GAAP)	$125.4	$0.55	$94.2	$0.41
(a)Reflects non-regulated energy marketing margins related to the winter weather event in February 2021 and are included in operating revenues on the consolidated statements of comprehensive income.
(b)Reflects non-regulated energy marketing incentive compensation costs related to the winter weather event in February 2021 and are included in operating and maintenance expense on the consolidated statements of comprehensive income.
(c)Reflects costs associated with executive transition including inducement bonuses, severance agreements and other transition expenses and are included in operating and maintenance expense on the consolidated statements of comprehensive income.
(d)Reflects severance costs incurred associated with certain voluntary severance programs at the Evergy Companies and are included in operating and maintenance expense on the consolidated statements of comprehensive income.
(e)Reflects advisor expenses incurred associated with strategic planning and are included in operating and maintenance expense on the consolidated statements of comprehensive income.
(f)Reflects an income tax effect calculated at a statutory rate of approximately 22% in 2021 and 26% in 2020, with the exception of certain non-deductible items.
Wolf Creek Refueling Outage
Wolf Creek's most recent refueling outage began in March 2021 and the unit is expected to return to service in May 2021.
ENVIRONMENTAL MATTERS
See Note 9 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 10 to the consolidated financial statements for information regarding related party transactions.

EVERGY RESULTS OF OPERATIONS
The following table summarizes Evergy's comparative results of operations.

Three Months Ended March 31	2021	Change	2020
	(millions)
Operating revenues	$1,611.9	$495.2	$1,116.7
Fuel and purchased power	635.1	376.9	258.2
SPP network transmission costs	69.4	7.4	62.0
Operating and maintenance	275.5	(12.7)	288.2
Depreciation and amortization	219.3	0.8	218.5
Taxes other than income tax	94.9	2.6	92.3
Income from operations	317.7	120.2	197.5
Other expense, net	(8.1)	13.1	(21.2)
Interest expense	94.0	(2.2)	96.2
Income tax expense	23.0	12.9	10.1
Equity in earnings of equity method investees, net of income taxes	2.0	(0.2)	2.2
Net income	194.6	122.4	72.2
Less: Net income attributable to noncontrolling interests	3.0	0.2	2.8
Net income attributable to Evergy, Inc.	$191.6	$122.2	$69.4

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

	Revenues and Expenses			MWhs Sold
Three Months Ended March 31	2021	Change	2020	2021	Change	2020
Retail revenues	(millions)			(thousands)
Residential	$396.7	$(5.8)	$402.5	3,962	384	3,578
Commercial	346.0	(38.7)	384.7	4,222	16	4,206
Industrial	133.6	(7.0)	140.6	2,058	59	1,999
Other retail revenues	7.4	(3.2)	10.6	31	(2)	33
Total electric retail	883.7	(54.7)	938.4	10,273	457	9,816
Wholesale revenues	487.5	424.0	63.5	4,313	1,439	2,874
Transmission revenues	86.0	10.4	75.6	N/A	N/A	N/A
Other revenues	154.7	115.5	39.2	N/A	N/A	N/A
Operating revenues	1,611.9	495.2	1,116.7	14,586	1,896	12,690
Fuel and purchased power	(635.1)	(376.9)	(258.2)
SPP network transmission costs	(69.4)	(7.4)	(62.0)
Utility gross margin (a)	907.4	110.9	796.5
Operating and maintenance	(275.5)	12.7	(288.2)
Depreciation and amortization	(219.3)	(0.8)	(218.5)
Taxes other than income tax	(94.9)	(2.6)	(92.3)
Income from operations	$317.7	$120.2	$197.5
(a) Utility gross margin is a non-GAAP financial measure. See explanation of utility gross margin above.
Evergy's utility gross margin increased $110.9 million for the three months ended March 31, 2021, compared to the same period in 2020, driven by:
•$96.5 million of non-regulated energy marketing margins recognized at Evergy Kansas Central during the winter weather event in February 2021; and
•a $22.0 million increase primarily due to colder winter weather (heating degree days increased by 11%) and an increase in weather-normalized residential and industrial demand, partially offset by a decrease in weather-normalized commercial demand; partially offset by
•a $7.2 million decrease in revenues at Evergy Kansas Central and Evergy Metro due to rate reductions beginning January 1, 2021 in Kansas to reflect their exemption from Kansas corporate income taxes; and
•a $0.4 million net decrease due to other impacts primarily from the February 2021 winter weather event driven by:
◦a $21.1 million decrease at Evergy Missouri West driven by $14.9 million of increased fuel and purchased power costs in February 2021 that are not recoverable from customers through its fuel recovery mechanism and $6.2 million related to a special requirements contract with an industrial customer; and
◦a $12.5 million decrease at Evergy Metro primarily driven by jurisdictional allocation differences between its fuel recovery mechanisms in Missouri and Kansas regarding its refund to customers for the net increase in wholesale revenues in February 2021; partially offset by
◦a $34.0 million increase at Evergy Kansas Central driven by higher utility gross margin at its non-regulated 8% ownership share of JEC due to higher wholesale sales prices and MWhs sold in February 2021.

Operating and Maintenance
Evergy's operating and maintenance expense decreased $12.7 million for the three months ended March 31, 2021, compared to the same period in 2020, primarily driven by:
•a $24.9 million decrease in voluntary severance expenses due to an $18.7 million decrease at Evergy Kansas Central, Evergy Metro and Evergy Missouri West related to Evergy voluntary exit programs in 2020 and a $6.2 million decrease in voluntary severance expenses incurred at Evergy Kansas Central and Evergy Metro related to Wolf Creek voluntary exit programs in 2020; and
•a $5.1 million decrease in advisor expenses incurred in the first quarter of 2021 by Evergy associated with strategic planning; partially offset by
•a $6.5 million increase in plant operating and maintenance expense at Evergy Kansas Central related to a major maintenance outage at JEC in the first quarter of 2021;
•$5.5 million of costs associated with executive transition in the first quarter of 2021, including inducement bonuses, severance agreements and other transition expenses;
•a $3.0 million increase in property insurance expense due to a lower annual refund of nuclear insurance premiums received by Evergy Kansas Central and Evergy Metro in the first quarter of 2021 related to their ownership interests in Wolf Creek; and
•$2.0 million of costs at Evergy Kansas Central related to non-regulated energy marketing margins recognized during the winter weather event in February 2021.
Other Expense, Net
Evergy's other expense, net decreased $13.1 million for the three months ended March 31, 2021, compared to the same period in 2020, primarily driven by:
•a $5.7 million decrease due to higher Evergy Kansas Central and Evergy Metro equity AFUDC primarily due to lower short-term debt and higher construction work in progress balances in the first quarter of 2021;
•$3.1 million of other income recorded in the first quarter of 2021 related to a contract termination fee; and
•a $2.4 million decrease due to higher investment earnings primarily due to an unrealized gain from equity investments in the first quarter of 2021.
Income Tax Expense
Evergy's income tax expense increased $12.9 million for the three months ended March 31, 2021, compared to the same period in 2020, primarily driven by:
•a $36.5 million increase primarily due to higher Evergy Kansas Central pre-tax income in 2021; partially offset by
•a $10.2 million decrease as a result of the state of Kansas exempting certain public utilities, including Evergy Kansas Central and Evergy Metro, from Kansas corporate income tax beginning in 2021;
•a $9.0 million decrease due to flow-through items primarily driven by higher amortization of excess deferred income taxes; and
•a $3.7 million decrease due to higher wind and other income tax credits in 2021.
LIQUIDITY AND CAPITAL RESOURCES
Evergy relies primarily upon cash from operations, short-term borrowings, debt and equity issuances and its existing cash and cash equivalents to fund its capital requirements. Evergy's capital requirements primarily consist of capital expenditures, payment of contractual obligations and other commitments, and the payment of dividends to shareholders. See the Evergy Companies' combined 2020 Form 10-K for more information on Evergy's sources and uses of cash.

As of March 31, 2021, Evergy had $482.0 million of cash and cash equivalents on hand and $1.2 billion of available borrowing capacity under its master credit facility. Evergy believes that its existing cash on hand and available borrowing capacity under its master credit facility provide sufficient liquidity for its existing capital requirements.
Short-Term Borrowings
As of March 31, 2021, Evergy had $1.2 billion of available borrowing capacity under its master credit facility. The available borrowing capacity under the master credit facility consisted of $354.3 million for Evergy, Inc., $504.2 million for Evergy Kansas Central, $235.0 million for Evergy Metro and $110.0 million for Evergy Missouri West. The Evergy Companies' borrowing capacity under the master credit facility also supports their issuance of commercial paper. See Note 6 to the consolidated financial statements for more information regarding the master credit facility. Along with cash flows from operations and receivable sales facilities, Evergy generally uses borrowings under its master credit facility and the issuance of commercial paper to meet its day-to-day cash flow requirements.
In May 2021, Evergy, Inc. established a commercial paper program that will be supported by its borrowing capacity under the master credit facility.
Significant Debt Issuances
See Note 7 to the consolidated financial statements for information regarding significant debt issuances.
Equity Issuance
See Note 11 to the consolidated financial statements for information regarding Evergy's securities purchase agreement with an affiliate of Bluescape to purchase Evergy's common stock and a warrant that was completed in April 2021.
Pensions
For the three months ended March 31, 2021, Evergy made pension contributions of $27.8 million. Evergy expects to make additional pension contributions of $107.4 million in 2021 to satisfy ERISA funding requirements and KCC and MPSC rate orders, of which $42.1 million is expected to be paid by Evergy Kansas Central and $65.3 million is expected to be paid by Evergy Metro. Also in 2021, Evergy expects to make post-retirement benefit contributions of $4.0 million.
Debt Covenants
As of March 31, 2021, Evergy was in compliance with all debt covenants under the master credit facility and certain debt instruments that contain restrictions that require the maintenance of certain capitalization and leverage ratios. See Note 6 to the consolidated financial statements for more information.
Off-Balance Sheet Arrangements
Evergy's off-balance sheet arrangements were reported in the Evergy Companies' combined 2020 Form 10-K. See Note 7 to the consolidated financial statements for information regarding Evergy's agreement to unconditionally guarantee certain series of Evergy Missouri West long-term debt in April 2021.
Cash Flows
The following table presents Evergy's cash flows from operating, investing and financing activities.

Three Months Ended March 31	2021	2020
	(millions)
Cash Flows from (used in) Operating Activities	$(28.6)	$320.6
Cash Flows used in Investing Activities	(475.2)	(333.4)
Cash Flows from Financing Activities	840.9	294.0

Cash Flows from (used in) Operating Activities
Evergy's cash flows from (used in) operating activities decreased $349.2 million for the three months ended March 31, 2021, compared to the same period in 2020, primarily driven by:
•$363.7 million of cash payments for net fuel and purchased power costs during the February 2021 winter weather event; and
•a $99.5 million increase in cash payments due to the timing of payments made to taxing authorities for property tax payments as well as various suppliers and other service providers for goods and services purchased in the ordinary course of business; partially offset by
•$90.6 million of cash receipts related to non-regulated energy marketing margins earned during the February 2021 winter weather event.
Cash Flows used in Investing Activities
Evergy's cash flows used in investing activities increased $141.8 million for the three months ended March 31, 2021, compared to the same period in 2020, primarily driven by:
•a $113.3 million increase in additions to property, plant and equipment due to increases at Evergy Kansas Central, Evergy Metro and Evergy Missouri West of $54.5 million, $24.5 million and $34.3 million, respectively, primarily due to increased spending for a variety of capital projects including transmission and distribution projects related to grid resiliency and other infrastructure improvements; and
•a decrease of $30.0 million in proceeds from corporate-owned life insurance (COLI) investments, primarily from Evergy Kansas Central, due to a higher number of policy settlements in 2020.
Cash Flows from Financing Activities
Evergy's cash flows from financing activities increased $546.9 million for the three months ended March 31, 2021, compared to the same period in 2020, primarily driven by:
•a $486.9 million increase in short-term debt borrowings primarily driven by an increase of $525.0 million of commercial paper borrowings in 2021 at Evergy Missouri West to support the payment of costs related to the winter weather event and for the repayment of a $347.4 million affiliated note payable to Evergy prior to the issuance of Evergy Missouri West's $500.0 million of Series A, B and C Senior Notes in April 2021; and
•a $27.7 million decrease in the repayment of borrowings against cash surrender value of corporate-owned life insurance primarily due to a higher number of policy settlements in 2020.

EVERGY KANSAS CENTRAL, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Kansas Central is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Kansas Central's comparative results of operations.

Three Months Ended March 31	2021	Change	2020
	(millions)
Operating revenues	$901.1	$341.0	$560.1
Fuel and purchased power	294.8	195.6	99.2
SPP network transmission costs	69.4	7.4	62.0
Operating and maintenance	130.8	7.1	123.7
Depreciation and amortization	115.5	3.4	112.1
Taxes other than income tax	50.3	1.7	48.6
Income from operations	240.3	125.8	114.5
Other expense, net	(3.2)	7.9	(11.1)
Interest expense	40.3	(1.3)	41.6
Income tax expense	16.6	8.8	7.8
Equity in earnings of equity method investees, net of income taxes	0.9	(0.3)	1.2
Net income	181.1	125.9	55.2
Less: Net income attributable to noncontrolling interests	3.0	0.2	2.8
Net income attributable to Evergy Kansas Central, Inc.	$178.1	$125.7	$52.4
Evergy Kansas Central Utility Gross Margin and MWh Sales
The following table summarizes Evergy Kansas Central's utility gross margin and MWhs sold and provides a reconciliation of utility gross margin to income from operations.

	Revenues and Expenses			MWhs Sold
Three Months Ended March 31	2021	Change	2020	2021	Change	2020
Retail revenues	(millions)			(thousands)
Residential	$183.4	$15.6	$167.8	1,538	131	1,407
Commercial	153.7	2.6	151.1	1,635	11	1,624
Industrial	93.0	0.9	92.1	1,326	48	1,278
Other retail revenues	3.2	(1.5)	4.7	8	(3)	11
Total electric retail	433.3	17.6	415.7	4,507	187	4,320
Wholesale revenues	272.4	217.6	54.8	3,249	1,780	1,469
Transmission revenues	77.9	9.7	68.2	N/A	N/A	N/A
Other revenues	117.5	96.1	21.4	N/A	N/A	N/A
Operating revenues	901.1	341.0	560.1	7,756	1,967	5,789
Fuel and purchased power	(294.8)	(195.6)	(99.2)
SPP network transmission costs	(69.4)	(7.4)	(62.0)
Utility gross margin (a)	536.9	138.0	398.9
Operating and maintenance	(130.8)	(7.1)	(123.7)
Depreciation and amortization	(115.5)	(3.4)	(112.1)
Taxes other than income tax	(50.3)	(1.7)	(48.6)
Income from operations	$240.3	$125.8	$114.5
(a)Utility gross margin is a non-GAAP financial measure.  See explanation of utility gross margin under Evergy's Results of Operations.

Evergy Kansas Central's utility gross margin increased $138.0 million for the three months ended March 31, 2021, compared to the same period in 2020, primarily driven by:
•$96.5 million of non-regulated energy marketing margins recognized during the winter weather event in February 2021; and
•a $34.0 million increase due to other impacts from the February 2021 winter weather event driven by higher utility gross margin at Evergy Kansas Central's non-regulated 8% ownership share of JEC due to higher wholesale sales prices and MWhs sold in February 2021; partially offset by
•a $5.1 million decrease in revenues due to a rate reduction beginning January 1, 2021 in Kansas to reflect the exemption of Evergy Kansas Central from Kansas corporate income taxes.
Evergy Kansas Central Operating and Maintenance
Evergy Kansas Central's operating and maintenance expense increased $7.1 million for the three months ended March 31, 2021, compared to the same period in 2020, primarily driven by:
•a $7.2 million increase in various administrative and general operating and maintenance expenses that included a $1.6 million increase in property insurance expense due to a lower annual refund of nuclear insurance premiums received by Evergy Kansas Central in the first quarter of 2021 related to its ownership interest in Wolf Creek;
•a $6.5 million increase in plant operating and maintenance expense related to a major maintenance outage at JEC in the first quarter of 2021;
•$2.7 million of costs associated with executive transition in the first quarter of 2021, including inducement bonuses, severance agreements and other transition expenses; and
•$2.0 million of costs related to non-regulated energy marketing margins recognized during the winter weather event in February 2021; partially offset by
•a $12.2 million decrease in voluntary severance expenses due to a $9.1 million decrease related to Evergy voluntary exit programs in 2020 and a $3.1 million decrease in voluntary severance expenses related to Wolf Creek voluntary exit programs in 2020.
Evergy Kansas Central Other Expense, Net
Evergy Kansas Central's other expense, net decreased $7.9 million for the three months ended March 31, 2021, compared to the same period in 2020, primarily driven by:
•a $2.8 million decrease due to higher equity AFUDC primarily due to lower short-term debt and higher construction work in progress balances in the first quarter of 2021;
•$1.4 million of other income recorded in the first quarter of 2021 related to a contract termination fee; and
•a $1.0 million decrease due to lower net unrealized losses in Evergy Kansas Central's rabbi trust in the first quarter of 2021.
Evergy Kansas Central Income Tax Expense
Evergy Kansas Central's income tax expense increased $8.8 million for the three months ended March 31, 2021, compared to the same period in 2020, primarily driven by:
•a $36.1 million increase due to higher pre-tax income in 2021; partially offset by
•a $10.9 million decrease as a result of the state of Kansas exempting certain public utilities, including Evergy Kansas Central, from Kansas corporate income tax beginning in 2021;
•a $6.4 million decrease due to flow-through items primarily driven by higher amortization of excess deferred income taxes; and
•a $7.1 million decrease due to higher wind and other income tax credits in 2021.

EVERGY METRO, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Metro is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Metro's comparative results of operations.

Three Months Ended March 31	2021	Change	2020
	(millions)
Operating revenues	$516.2	$140.7	$375.5
Fuel and purchased power	241.2	148.7	92.5
Operating and maintenance	93.4	(12.5)	105.9
Depreciation and amortization	78.4	(3.0)	81.4
Taxes other than income tax	32.0	—	32.0
Income from operations	71.2	7.5	63.7
Other expense, net	(4.3)	2.6	(6.9)
Interest expense	28.3	(0.3)	28.6
Income tax expense	5.1	2.5	2.6
Net income	$33.5	$7.9	$25.6
Evergy Metro Utility Gross Margin and MWh Sales
The following table summarizes Evergy Metro's utility gross margin and MWhs sold and provides a reconciliation of utility gross margin to income from operations.

	Revenues and Expenses			MWhs Sold
Three Months Ended March 31	2021	Change	2020	2021	Change	2020
Retail revenues	(millions)			(thousands)
Residential	$122.2	$(25.2)	$147.4	1,411	146	1,265
Commercial	132.5	(39.6)	172.1	1,798	(13)	1,811
Industrial	22.3	(7.8)	30.1	396	(19)	415
Other retail revenues	2.1	(1.4)	3.5	17	—	17
Total electric retail	279.1	(74.0)	353.1	3,622	114	3,508
Wholesale revenues	200.5	193.7	6.8	751	(520)	1,271
Transmission revenues	4.0	0.9	3.1	N/A	N/A	N/A
Other revenues	32.6	20.1	12.5	N/A	N/A	N/A
Operating revenues	516.2	140.7	375.5	4,373	(406)	4,779
Fuel and purchased power	(241.2)	(148.7)	(92.5)
Utility gross margin (a)	275.0	(8.0)	283.0
Operating and maintenance	(93.4)	12.5	(105.9)
Depreciation and amortization	(78.4)	3.0	(81.4)
Taxes other than income tax	(32.0)	—	(32.0)
Income from operations	$71.2	$7.5	$63.7
(a)Utility gross margin is a non-GAAP financial measure.  See explanation of utility gross margin under Evergy's Results of Operations.
Evergy Metro's utility gross margin decreased $8.0 million for the three months ended March 31, 2021, compared to the same period in 2020, driven by:
•a $12.5 million decrease due to impacts from the February 2021 winter weather event primarily driven by jurisdictional allocation differences between Evergy Metro's fuel recovery mechanisms in Missouri and Kansas regarding its refund to customers for the net increase in wholesale revenues in February 2021; and

•a $2.1 million decrease in revenues due to a rate reduction beginning January 1, 2021 in Kansas to reflect Evergy Metro's exemption from Kansas corporate income taxes; partially offset by
•a $6.6 million increase primarily due to colder winter weather (heating degree days increased by 9%) and an increase in weather-normalized residential demand, partially offset by a decrease in weather-normalized commercial demand.
Evergy Metro Operating and Maintenance
Evergy Metro's operating and maintenance expense decreased $12.5 million for the three months ended March 31, 2021, compared to the same period in 2020, primarily driven by:
•a $9.8 million decrease in voluntary severance expenses due to a $6.7 million decrease related to Evergy voluntary exit programs in 2020 and a $3.1 million decrease in voluntary severance expenses related to Wolf Creek voluntary exit programs in 2020; and
•a $4.2 million decrease in plant operating and maintenance expense at fossil-fuel generating units primarily driven by a $2.5 million decrease at Hawthorn Station, Iatan Station and La Cygne Station primarily due to lower employee headcount in 2021; partially offset by
•a $3.3 million increase in various administrative and general operating and maintenance expenses including a $1.4 million increase in property insurance expense due to a lower annual refund of nuclear insurance premiums received in the first quarter of 2021 by Evergy Metro related to its ownership interest in Wolf Creek; and
•$1.8 million of costs associated with executive transition in the first quarter of 2021, including inducement bonuses, severance agreements and other transition expenses.
Evergy Metro Other Expense, Net
Evergy Metro's other expense, net decreased $2.6 million for the three months ended March 31, 2021, compared to the same period in 2020, driven by a $2.7 million increase in equity AFUDC primarily due to lower short-term debt and higher construction work in progress balances in the first quarter of 2021.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of business, Evergy faces risks that are either non-financial or non-quantifiable. Such risks principally include business, legal, operational and credit risks and are discussed elsewhere in this report as well as in the Evergy Companies' combined 2020 Form 10-K and therefore are not represented here.
Evergy's interim period disclosures about market risk included in quarterly reports on Form 10-Q address material changes, if any, from the most recently filed annual report on Form 10-K. Therefore, these interim period disclosures should be read in conjunction with Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk included in the Evergy Companies' combined 2020 Form 10-K.
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

Changes in Internal Control Over Financial Reporting
In January 2021, Evergy Kansas Central implemented a new customer billing system that changed its internal control over financial reporting. In connection with this implementation, Evergy has updated its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes.

Except as described above, there has been no change in Evergy’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
Changes in Internal Control Over Financial Reporting
In January 2021, Evergy Kansas Central implemented a new customer billing system that changed its internal control over financial reporting. In connection with this implementation, Evergy Kansas Central has updated its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes.

Except as described above, there has been no change in Evergy Kansas Central’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Metro’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Other Proceedings
The Evergy Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 4 and 9 to the consolidated financial statements.  Such information is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Actual results in future periods for the Evergy Companies could differ materially from historical results and the forward-looking statements contained in this report. The business of the Evergy Companies is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond their control. Additional risks and uncertainties not presently known or that management currently believes to be immaterial may also adversely affect the Evergy Companies. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors included in the 2020 Form 10-K for each of Evergy, Evergy Kansas Central and Evergy Metro, as well as Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed by Evergy, Evergy Kansas Central and Evergy Metro. There have been no material changes with regards to those risk factors. This information, as well as the other information included in this report and in the other documents filed with the SEC, should be carefully considered before making an investment in the securities of the Evergy Companies. Risk factors of Evergy Kansas Central and Evergy Metro are also risk factors of Evergy.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities
The following table provides information regarding purchases by Evergy of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2021.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased(a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - 31	—	—	—	—
February 1 - 28	—	—	—	—
March 1 - 31	29,851	$56.96	—	—
Total	29,851	$56.96	—	—
(a) Represents shares Evergy purchased for withholding taxes related to the vesting of restricted stock and performance shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
Annual Shareholder Meeting Results
Evergy's annual meeting of shareholders was held on May 4, 2021. In accordance with the recommendations of the Board, the shareholders (i) elected thirteen directors; (ii) approved, on an advisory and non-binding basis, the 2020 compensation of Evergy's named executive officers; and (iii) ratified the appointment of Deloitte & Touche LLP as independent registered public accountants for 2021. The proposals voted upon at the annual meeting, as well as the voting results for each proposal are set forth below.
Item 1 on the Proxy Card. The thirteen persons named below were elected, as proposed in the proxy statement, to serve as directors until Evergy's annual meeting in 2021, and until their successors are elected and qualified. The voting regarding the election was as follows:

	Number of Votes
	For	Against	Broker Non-Votes
David A. Campbell	175,518,076	1,519,342	22,330,458
Mollie Hale Carter	166,771,045	10,283,901	22,330,458
Thomas D. Hyde	164,965,018	12,060,736	22,330,458
B. Anthony Isaac	169,944,412	7,088,776	22,330,458
Paul M. Keglevic	175,539,522	1,480,101	22,330,458
Mary L. Landrieu	175,606,452	1,359,208	22,330,458
Sandra A.J. Lawrence	166,979,719	10,076,275	22,330,458
Ann D. Murtlow	173,096,295	3,945,272	22,330,458
Sandra J. Price	172,936,848	4,108,854	22,330,458
Mark A. Ruelle	164,448,297	12,502,921	22,330,458
S. Carl Soderstrom Jr.	171,512,401	5,507,917	22,330,458
John Arthur Stall	173,057,205	3,966,540	22,330,458
C. John Wilder	139,314,673	37,619,562	22,330,458
Item 2 on the Proxy Card. In an advisory and non-binding "say on pay" vote, shareholders approved the 2020 compensation of Evergy's named executive officers, with the following vote:

Number of Votes
For	Against	Abstain	Broker Non-Votes
169,208,071	7,420,236	723,664	22,330,458
Item 3 on the Proxy Card. Shareholders voted for the ratification and confirmation of the appointment of Deloitte & Touche LLP as Evergy's independent registered public accounting firm for 2021, with the following vote:

Number of Votes
For	Against	Abstain	Broker Non-Votes
198,004,196	1,290,711	387,522	0

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
Investors should note that the Evergy Companies announce material financial information in SEC filings, press releases and public conference calls. In accordance with SEC guidelines, the Evergy Companies also use the Investor Relations section of their website, www.evergy.com, to communicate with investors. It is possible that the financial and other information posted there could be deemed to be material information. The information on Evergy's website is not part of this document.

ITEM 6. EXHIBITS

Exhibit Number		Description of Document	Registrant

4.1	*	Note Purchase Agreement, dated April 20, 2021, among Evergy Missouri West, Evergy and the purchasers party thereto (Exhibit 4.1 to Evergy's Current Report on Form 8-K filed on April 20, 2021).	Evergy

10.1	*+	Form of Evergy, Inc. 2021 Performance-Based Restricted Stock Unit Agreement (Exhibit 10.21 to Evergy's Form 10-K for the period ended December 31, 2020).	Evergy Evergy Kansas Central Evergy Metro

10.2	*+	Form of Evergy, Inc. 2021 Time-Based Restricted Stock Unit Agreement (Exhibit 10.22 to Evergy's Form 10-K for the period ended December 31, 2020).	Evergy Evergy Kansas Central Evergy Metro

10.3	*+	Evergy, Inc. 2021 Annual Incentive Plan (Exhibit 10.27 to Evergy's Form 10-K for the period ended December 31, 2020).	Evergy Evergy Kansas Central Evergy Metro

10.4	*+	Kirkland Andrews Offer Letter, dated January 30, 2021 (Exhibit 10.1 to Evergy's Current Report on Form 8-K filed on February 4, 2021).	Evergy Evergy Kansas Central Evergy Metro

10.5	*+	Form of Time-Based Restricted Stock Unit Award Agreement for Kirkland Andrews (Exhibit 10.31 to Evergy's Form 10-K for the period ended December 31, 2020).	Evergy Evergy Kansas Central Evergy Metro

10.6	*	Agreement, dated February 28, 2020, among Evergy, Inc., Elliott Investment Management L.P., Elliott Associates, L.P. and Elliott International, L.P. (Exhibit 10.1 to Form 8-K filed on March 2, 2020).	Evergy

10.7	*	Amendment, dated March 25, 2020 among Evergy, Inc., Elliott Investment Management L.P., Elliott Associates, L.P. and Elliott International, L.P. (Exhibit 10.1 to Form 8-K filed on March 26, 2020).	Evergy

10.8	*	Securities Purchase Agreement, dated February 25, 2021, by and between Evergy, Inc. and BEP Special Situations V LLC (Exhibit 10.2 to Form 8-K filed on February 26, 2021).	Evergy

10.9	*	Registration Rights Agreement, dated April 14, 2021, by and between Evergy, Inc. and BEP Special Situations V LLC (Exhibit 10.1 to Form 8-K filed on April 14, 2021).	Evergy

10.10	*	Warrant No. 1 issued by Evergy, Inc. on April 14, 2021 (Exhibit 10.2 to Form 8-K filed on April 14, 2021).	Evergy

10.11	*
Guaranty Agreement, dated April 20, 2021, issued by Evergy in favor of the holders of Evergy Missouri West, Inc.'s 2.86% Senior Notes due 2031, 3.01% Senior Notes due 2033 and 3.21% Senior Notes due 2033 (Exhibit 10.1 to Evergy's Current Report on Form 8-K filed on April 20, 2021).
Evergy

10.12	*
Guaranty Agreement, dated April 20, 2021, issued by Evergy in favor of the holders of Evergy Missouri West, Inc.'s 3.49% Senior Notes due 2025, 4.06% Senior Notes due 2033 and 4.74% Senior Notes due 2043 (Exhibit 10.2 to Evergy's Current Report on Form 8-K filed on April 20, 2021).
Evergy

10.13	*
Guaranty Agreement, dated April 20, 2021, issued by Evergy in favor of the holders of Evergy Missouri West, Inc.'s 3.74% Senior Notes due 2022 (Exhibit 10.3 to Evergy's Current Report on Form 8-K filed on April 20, 2021).
Evergy

10.14	+	Summary of Evergy, Inc. Non-Employee Director Compensation.	Evergy

31.1		Rule 13a-14(a)/15d-14(a) Certification of David A. Campbell.	Evergy

31.2		Rule 13a-14(a)/15d-14(a) Certification of Kirkland B. Andrews.	Evergy

31.3		Rule 13a-14(a)/15d-14(a) Certification of David A. Campbell.	Evergy Metro

31.4		Rule 13a-14(a)/15d-14(a) Certification of Kirkland B. Andrews.	Evergy Metro

31.5		Rule 13a-14(a)/15d-14(a) Certification of David A. Campbell.	Evergy Kansas Central

31.6		Rule 13a-14(a)/15d-14(a) Certification of Kirkland B. Andrews.	Evergy Kansas Central

32.1	**	Section 1350 Certifications.	Evergy

32.2	**	Section 1350 Certifications.	Evergy Metro

32.3	**	Section 1350 Certifications.	Evergy Kansas Central

101.INS	***	XBRL Instance Document.	n/a

101.SCH		Inline XBRL Taxonomy Extension Schema Document.	Evergy Evergy Kansas Central Evergy Metro

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

104		Cover Page Interactive Data File (embedded within the Inline XBRL document).	Evergy Evergy Kansas Central Evergy Metro
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

EVERGY, INC.

Dated:	May 5, 2021	By: /s/ Kirkland B. Andrews
(Kirkland B. Andrews)
(Executive Vice President and Chief Financial Officer)

EVERGY KANSAS CENTRAL, INC.

Dated:	May 5, 2021	By: /s/ Kirkland B. Andrews
(Kirkland B. Andrews)
(Executive Vice President and Chief Financial Officer)

EVERGY METRO, INC.

Dated:	May 5, 2021	By: /s/ Kirkland B. Andrews
(Kirkland B. Andrews)
(Executive Vice President and Chief Financial Officer)