Form 10-Q
period 2021-06-30
Evergy, Inc.; EVERGY METRO, INC.; EVERGY KANSAS CENTRAL, INC.
filed 2021-08-05
CIK 1711269, 54476, 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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

On July 30, 2021, Evergy, Inc. had 229,297,836 shares of common stock outstanding.  On July 30, 2021, Evergy Metro, Inc. and Evergy Kansas Central, Inc. each had one share of common stock outstanding and held by Evergy, Inc.

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
Investors should note that the Evergy Companies announce material financial information in SEC filings, press releases and public conference calls. In accordance with SEC guidelines, the Evergy Companies also use the Investor Relations section of their website, www.evergy.com, to communicate with investors. It is possible that the financial and other information posted there could be deemed to be material information. The information on the Evergy Companies' website is not part of this document.

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AAO	Accounting authority order
ACE	Affordable Clean Energy
AEP	American Electric Power Company, Inc.
AFUDC	Allowance for funds used during construction
AROs	Asset retirement obligations
Bluescape	Bluescape Energy Partners, LLC
BSER	Best system of emission reduction
CAA	Clean Air Act Amendments of 1990
CCRs	Coal combustion residuals
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
COVID-19	Coronavirus
CPP	Clean Power Plan
ELG	Effluent limitations guidelines
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERCOT	Electric Reliability Council of Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERSP	Earnings Review and Sharing Plan
Evergy	Evergy, Inc. and its consolidated subsidiaries
Evergy Board	Evergy Board of Directors
Evergy Companies	Evergy, Evergy Kansas Central, and Evergy Metro, collectively, which are individual registrants within the Evergy consolidated group
Evergy Kansas Central	Evergy Kansas Central, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Kansas South	Evergy Kansas South, Inc., a wholly-owned subsidiary of Evergy Kansas Central
Evergy Metro	Evergy Metro, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Missouri West	Evergy Missouri West, Inc., a wholly-owned subsidiary of Evergy
Evergy Transmission Company	Evergy Transmission Company, LLC
Exchange Act	The Securities Exchange Act of 1934, as amended
February 2021 winter weather event	Significant winter weather event in February 2021 that resulted in extremely cold temperatures over a multi-day period across much of the central and southern United States
FERC	Federal Energy Regulatory Commission
FGD	Flue Gas Desulfurization
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
Great Plains Energy	Great Plains Energy Incorporated
JEC	Jeffrey Energy Center
KCC	State Corporation Commission of the State of Kansas
KDHE	Kansas Department of Health & Environment

Abbreviation or Acronym	Definition
kV	Kilovolt
kWh	Kilowatt hour
MDNR	Missouri Department of Natural Resources
MECG	Midwest Energy Consumers Group
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
OCI	Other comprehensive income
OPC	Office of the Public Counsel
Prairie Wind	Prairie Wind Transmission, LLC, 50% owned by Evergy Kansas Central
RSU	Restricted share unit
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SIP	State implementation plan
SPP	Southwest Power Pool, Inc.
TDC	Transmission delivery charge
TFR	Transmission formula rate
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by Evergy Transmission Company
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30 2021	December 31 2020
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$58.4	$144.9
Receivables, net of allowance for credit losses of $20.0 and $19.3, respectively	398.4	273.9
Accounts receivable pledged as collateral	326.0	360.0
Fuel inventory and supplies	538.1	504.5
Income taxes receivable	57.7	62.9
Regulatory assets	272.7	206.2
Prepaid expenses and other assets	78.3	71.9
Total Current Assets	1,729.6	1,624.3
PROPERTY, PLANT AND EQUIPMENT, NET	20,324.1	19,951.0
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	151.4	154.9
OTHER ASSETS:
Regulatory assets	2,214.4	1,868.2
Nuclear decommissioning trust fund	729.4	652.1
Goodwill	2,336.6	2,336.6
Other	523.3	527.7
Total Other Assets	5,803.7	5,384.6
TOTAL ASSETS	$28,008.8	$27,114.8
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30 2021	December 31 2020
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$472.9	$436.4
Current maturities of long-term debt of variable interest entities	—	18.8
Notes payable and commercial paper	913.0	315.0
Collateralized note payable	326.0	360.0
Accounts payable	390.0	654.0
Accrued taxes	201.0	143.8
Accrued interest	94.4	123.4
Regulatory liabilities	48.5	26.1
Asset retirement obligations	28.7	40.2
Accrued compensation and benefits	59.8	55.5
Other	169.6	182.6
Total Current Liabilities	2,703.9	2,355.8
LONG-TERM LIABILITIES:
Long-term debt, net	9,297.3	9,190.9
Deferred income taxes	1,745.3	1,664.8
Unamortized investment tax credits	184.1	186.7
Regulatory liabilities	2,731.1	2,638.8
Pension and post-retirement liability	1,136.7	1,149.4
Asset retirement obligations	926.8	901.7
Other	306.5	308.2
Total Long-Term Liabilities	16,327.8	16,040.5
Commitments and Contingencies (Note 10)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value 229,296,214 and 226,836,670 shares issued, stated value	7,197.6	7,080.0
Retained earnings	1,835.0	1,702.8
Accumulated other comprehensive loss	(46.6)	(49.4)
Total Evergy, Inc. Shareholders' Equity	8,986.0	8,733.4
Noncontrolling Interests	(8.9)	(14.9)
Total Equity	8,977.1	8,718.5
TOTAL LIABILITIES AND EQUITY	$28,008.8	$27,114.8
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended June 30		Year to Date June 30
	2021	2020	2021	2020
	(millions, except per share amounts)
OPERATING REVENUES	$1,236.2	$1,184.7	$2,848.1	$2,301.4
OPERATING EXPENSES:
Fuel and purchased power	284.1	258.1	919.2	516.3
SPP network transmission costs	73.8	69.7	143.2	131.7
Operating and maintenance	259.9	272.7	535.4	560.9
Depreciation and amortization	225.2	221.6	444.5	440.1
Taxes other than income tax	97.9	90.9	192.8	183.2
Total Operating Expenses	940.9	913.0	2,235.1	1,832.2
INCOME FROM OPERATIONS	295.3	271.7	613.0	469.2
OTHER INCOME (EXPENSE):
Investment earnings	8.4	3.1	10.0	2.3
Other income	14.7	7.6	25.9	9.9
Other expense	(18.8)	(14.9)	(39.7)	(37.6)
Total Other Income (Expense), Net	4.3	(4.2)	(3.8)	(25.4)
Interest expense	93.8	99.5	187.8	195.7
INCOME BEFORE INCOME TAXES	205.8	168.0	421.4	248.1
Income tax expense	19.6	33.7	42.6	43.8
Equity in earnings of equity method investees, net of income taxes	2.1	2.0	4.1	4.2
NET INCOME	188.3	136.3	382.9	208.5
Less: Net income attributable to noncontrolling interests	3.0	2.9	6.0	5.7
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$185.3	$133.4	$376.9	$202.8
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO EVERGY, INC. (see Note 1)
Basic earnings per common share	$0.81	$0.59	$1.65	$0.89
Diluted earnings per common share	$0.81	$0.59	$1.65	$0.89
AVERAGE COMMON SHARES OUTSTANDING
Basic	229.3	227.2	228.3	227.1
Diluted	229.7	227.6	228.7	227.6
COMPREHENSIVE INCOME
NET INCOME	$188.3	$136.3	$382.9	$208.5
Derivative hedging activity
Reclassification to expenses, net of tax	1.4	(1.0)	2.8	0.3
Derivative hedging activity, net of tax	1.4	(1.0)	2.8	0.3
Defined benefit pension plans
Amortization of net losses included in net periodic benefit costs, net of tax	—	(0.1)	—	(0.1)
Change in unrecognized pension expense, net of tax	—	(0.1)	—	(0.1)
Total other comprehensive income (loss)	1.4	(1.1)	2.8	0.2
COMPREHENSIVE INCOME	189.7	135.2	385.7	208.7
Less: comprehensive income attributable to noncontrolling interest	3.0	2.9	6.0	5.7
COMPREHENSIVE INCOME ATTRIBUTABLE TO EVERGY, INC.	$186.7	$132.3	$379.7	$203.0
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2021	2020
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$382.9	$208.5
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	444.5	440.1
Amortization of nuclear fuel	19.8	29.0
Amortization of deferred refueling outage	12.6	12.8
Amortization of corporate-owned life insurance	11.2	8.5
Non-cash compensation	7.3	8.7
Net deferred income taxes and credits	37.1	69.7
Allowance for equity funds used during construction	(14.3)	(4.6)
Payments for asset retirement obligations	(4.4)	(4.0)
Equity in earnings of equity method investees, net of income taxes	(4.1)	(4.2)
Income from corporate-owned life insurance	(1.2)	(6.3)
Other	0.5	0.5
Changes in working capital items:
Accounts receivable	(102.9)	(115.4)
Accounts receivable pledged as collateral	34.0	42.0
Fuel inventory and supplies	(33.3)	(38.4)
Prepaid expenses and other current assets	(88.0)	13.9
Accounts payable	(232.3)	(123.6)
Accrued taxes	62.4	27.9
Other current liabilities	(28.2)	(84.4)
Changes in other assets	(322.1)	66.0
Changes in other liabilities	43.1	(24.2)
Cash Flows from Operating Activities	224.6	522.5
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(891.1)	(635.6)
Purchase of securities - trusts	(53.0)	(36.9)
Sale of securities - trusts	44.9	30.3
Investment in corporate-owned life insurance	(13.5)	(16.1)
Proceeds from investment in corporate-owned life insurance	1.5	58.6
Other investing activities	(7.0)	(1.5)
Cash Flows used in Investing Activities	(918.2)	(601.2)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	598.0	(94.9)
Collateralized short-term borrowings, net	(34.0)	(42.0)
Issuance of common stock	112.5	—
Proceeds from long-term debt	497.7	889.5
Retirements of long-term debt	(351.1)	(251.1)
Retirements of long-term debt of variable interest entities	(18.8)	(32.3)
Borrowings against cash surrender value of corporate-owned life insurance	51.8	53.4
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(0.1)	(51.1)
Cash dividends paid	(244.0)	(229.0)
Other financing activities	(4.9)	(10.8)
Cash Flows from Financing Activities	607.1	231.7
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(86.5)	153.0
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	144.9	23.2
End of period	$58.4	$176.2
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

EVERGY, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	AOCI	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2020	226,836,670	$7,080.0	$1,702.8	$(49.4)	$(14.9)	$8,718.5
Net income	—	—	191.6	—	3.0	194.6
Issuance of stock compensation and reinvested dividends, net of tax withholding	104,896	(1.1)	—	—	—	(1.1)
Issuance of restricted common stock	54,054	2.9	—	—	—	2.9
Dividends declared on common stock ($0.535 per share)	—	—	(121.4)	—	—	(121.4)
Dividend equivalents declared	—	—	(0.2)	—	—	(0.2)
Stock compensation expense	—	2.6	—	—	—	2.6
Unearned compensation
Issuance of restricted common stock	—	(2.9)	—	—	—	(2.9)
Compensation expense recognized	—	0.4	—	—	—	0.4
Derivative hedging activity, net of tax	—	—	—	1.4	—	1.4
Other	—	(0.4)	—	—	—	(0.4)
Balance as of March 31, 2021	226,995,620	7,081.5	1,772.8	(48.0)	(11.9)	8,794.4
Net income	—	—	185.3	—	3.0	188.3
Issuance of stock, net of issuance costs	2,269,447	112.5	—	—	—	112.5
Issuance of stock compensation and reinvested dividends, net of tax withholding	31,147	(0.6)	—	—	—	(0.6)
Dividends declared on common stock ($0.535 per share)	—	—	(122.6)	—	—	(122.6)
Dividend equivalents declared	—	—	(0.5)	—	—	(0.5)
Stock compensation expense	—	3.8		—	—	3.8
Unearned compensation
Compensation expense recognized	—	0.5	—	—	—	0.5
Derivative hedging activity, net of tax	—	—	—	1.4	—	1.4
Other	—	(0.1)	—	—	—	(0.1)
Balance as of June 30, 2021	229,296,214	$7,197.6	$1,835.0	$(46.6)	$(8.9)	$8,977.1
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30 2021	December 31 2020
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$27.8	$28.7
Receivables, net of allowance for credit losses of $7.6 and $7.5, respectively	292.7	218.9
Related party receivables	13.2	6.7
Accounts receivable pledged as collateral	156.0	180.0
Fuel inventory and supplies	281.1	276.4
Income taxes receivable	41.3	25.3
Regulatory assets	147.3	96.2
Prepaid expenses and other assets	31.2	27.4
Total Current Assets	990.6	859.6
PROPERTY, PLANT AND EQUIPMENT, NET	10,325.8	10,193.6
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	151.4	154.9
OTHER ASSETS:
Regulatory assets	889.7	800.1
Nuclear decommissioning trust fund	349.6	309.8
Other	255.0	271.1
Total Other Assets	1,494.3	1,381.0
TOTAL ASSETS	$12,962.1	$12,589.1
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30 2021	December 31 2020
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt of variable interest entities	$—	$18.8
Notes payable and commercial paper	294.0	50.0
Collateralized note payable	156.0	180.0
Accounts payable	166.4	280.1
Related party payables	23.5	21.7
Accrued taxes	105.5	101.5
Accrued interest	46.4	72.8
Regulatory liabilities	11.9	11.9
Asset retirement obligations	11.2	11.2
Accrued compensation and benefits	26.1	11.1
Other	122.3	133.5
Total Current Liabilities	963.3	892.6
LONG-TERM LIABILITIES:
Long-term debt, net	3,932.9	3,931.5
Deferred income taxes	843.2	824.5
Unamortized investment tax credits	63.9	65.7
Regulatory liabilities	1,482.4	1,461.0
Pension and post-retirement liability	540.5	560.3
Asset retirement obligations	427.8	416.0
Other	166.6	156.7
Total Long-Term Liabilities	7,457.3	7,415.7
Commitments and Contingencies (Note 10)
EQUITY:
Evergy Kansas Central, Inc. Shareholder's Equity:
Common stock - 1,000 shares authorized, $0.01 par value, 1 share issued	2,737.6	2,737.6
Retained earnings	1,812.8	1,558.1
Total Evergy Kansas Central, Inc. Shareholder's Equity	4,550.4	4,295.7
Noncontrolling Interests	(8.9)	(14.9)
Total Equity	4,541.5	4,280.8
TOTAL LIABILITIES AND EQUITY	$12,962.1	$12,589.1
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Income
(Unaudited)
	Three Months Ended June 30		Year to Date June 30
	2021	2020	2021	2020
	(millions)
OPERATING REVENUES	$598.5	$570.8	$1,499.6	$1,130.9
OPERATING EXPENSES:
Fuel and purchased power	105.7	102.1	400.5	201.3
SPP network transmission costs	73.8	69.7	143.2	131.7
Operating and maintenance	130.2	115.2	261.0	238.9
Depreciation and amortization	116.3	113.5	231.8	225.6
Taxes other than income tax	52.0	49.1	102.3	97.7
Total Operating Expenses	478.0	449.6	1,138.8	895.2
INCOME FROM OPERATIONS	120.5	121.2	360.8	235.7
OTHER INCOME (EXPENSE):
Investment earnings	1.0	4.1	0.5	2.4
Other income	11.1	6.5	17.6	8.6
Other expense	(7.7)	(5.7)	(16.9)	(17.2)
Total Other Income (Expense), Net	4.4	4.9	1.2	(6.2)
Interest expense	39.8	45.8	80.1	87.4
INCOME BEFORE INCOME TAXES	85.1	80.3	281.9	142.1
Income tax expense	6.5	118.9	23.1	126.7
Equity in earnings of equity method investees, net of income taxes	1.0	1.0	1.9	2.2
NET INCOME (LOSS)	79.6	(37.6)	260.7	17.6
Less: Net income attributable to noncontrolling interests	3.0	2.9	6.0	5.7
NET INCOME (LOSS) ATTRIBUTABLE TO EVERGY KANSAS CENTRAL, INC.	$76.6	$(40.5)	$254.7	$11.9
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2021	2020
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$260.7	$17.6
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	231.8	225.6
Amortization of nuclear fuel	9.8	14.5
Amortization of deferred refueling outage	6.3	6.4
Amortization of corporate-owned life insurance	11.2	8.5
Net deferred income taxes and credits	2.1	121.5
Allowance for equity funds used during construction	(8.7)	(3.9)
Payments for asset retirement obligations	—	(0.4)
Equity in earnings of equity method investees, net of income taxes	(1.9)	(2.2)
Income from corporate-owned life insurance	(1.2)	(6.3)
Other	(2.7)	(2.7)
Changes in working capital items:
Accounts receivable	(58.6)	(79.3)
Accounts receivable pledged as collateral	24.0	25.0
Fuel inventory and supplies	(4.4)	(14.7)
Prepaid expenses and other current assets	(63.3)	(2.1)
Accounts payable	(90.6)	17.4
Accrued taxes	(12.0)	10.1
Other current liabilities	(40.6)	(65.8)
Changes in other assets	(83.8)	23.2
Changes in other liabilities	(18.2)	(30.6)
Cash Flows from Operating Activities	159.9	261.8
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(394.7)	(284.0)
Purchase of securities - trusts	(39.5)	(11.8)
Sale of securities - trusts	36.4	10.2
Investment in corporate-owned life insurance	(13.5)	(15.3)
Proceeds from investment in corporate-owned life insurance	1.5	58.6
Other investing activities	1.0	(0.2)
Cash Flows used in Investing Activities	(408.8)	(242.5)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	244.0	(34.2)
Collateralized short-term debt, net	(24.0)	(25.0)
Proceeds from long-term debt	—	493.0
Retirements of long-term debt	—	(250.0)
Retirements of long-term debt of variable interest entities	(18.8)	(32.3)
Borrowings against cash surrender value of corporate-owned life insurance	48.9	50.4
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(0.1)	(51.1)
Cash dividends paid	—	(120.0)
Other financing activities	(2.0)	(3.1)
Cash Flows from Financing Activities	248.0	27.7
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(0.9)	47.0
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	28.7	5.2
End of period	$27.8	$52.2
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy Kansas Central, Inc. Shareholder
	Common stock shares	Common stock	Retained earnings	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2019	1	$2,737.6	$1,494.0	$(26.6)	$4,205.0
Net income	—	—	52.4	2.8	55.2
Dividends declared on common stock	—	—	(60.0)	—	(60.0)
Balance as of March 31, 2020	1	2,737.6	1,486.4	(23.8)	4,200.2
Net income (loss)	—	—	(40.5)	2.9	(37.6)
Dividends declared on common stock	—	—	(60.0)	—	(60.0)
Balance as of June 30, 2020	1	$2,737.6	$1,385.9	$(20.9)	$4,102.6

Balance as of December 31, 2020	1	$2,737.6	$1,558.1	$(14.9)	$4,280.8
Net income	—	—	178.1	3.0	181.1
Balance as of March 31, 2021	1	2,737.6	1,736.2	(11.9)	4,461.9
Net income	—	—	76.6	3.0	79.6
Balance as of June 30, 2021	1	$2,737.6	$1,812.8	$(8.9)	$4,541.5
The disclosures regarding Evergy Kansas Central included in the accompanying Unaudited Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30 2021	December 31 2020
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$16.7	$71.6
Receivables, net of allowance for credit losses of $8.7 and $8.1, respectively	89.7	45.0
Related party receivables	223.9	225.6
Accounts receivable pledged as collateral	118.0	130.0
Fuel inventory and supplies	192.3	170.4
Income taxes receivable	—	3.2
Regulatory assets	91.0	82.0
Prepaid expenses	25.2	22.9
Other assets	14.3	14.2
Total Current Assets	771.1	764.9
PROPERTY, PLANT AND EQUIPMENT, NET	7,236.1	7,141.2
OTHER ASSETS:
Regulatory assets	508.3	533.5
Nuclear decommissioning trust fund	379.8	342.3
Other	130.1	133.9
Total Other Assets	1,018.2	1,009.7
TOTAL ASSETS	$9,025.4	$8,915.8
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30 2021	December 31 2020
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Collateralized note payable	$118.0	$130.0
Accounts payable	185.6	280.1
Related party payables	0.1	0.1
Accrued taxes	66.2	34.9
Accrued interest	25.7	30.0
Regulatory liabilities	30.5	8.0
Asset retirement obligations	12.0	21.2
Accrued compensation and benefits	33.7	44.4
Other	38.2	37.3
Total Current Liabilities	510.0	586.0
LONG-TERM LIABILITIES:
Long-term debt, net	2,924.0	2,923.0
Deferred income taxes	546.7	558.8
Unamortized investment tax credits	117.7	118.5
Regulatory liabilities	970.8	899.4
Pension and post-retirement liability	569.5	565.1
Asset retirement obligations	367.4	357.7
Other	138.5	148.1
Total Long-Term Liabilities	5,634.6	5,570.6
Commitments and Contingencies (Note 10)
EQUITY:
Common stock - 1,000 shares authorized, without par value, 1 share issued, stated value	1,563.1	1,563.1
Retained earnings	1,313.1	1,191.5
Accumulated other comprehensive income	4.6	4.6
Total Equity	2,880.8	2,759.2
TOTAL LIABILITIES AND EQUITY	$9,025.4	$8,915.8
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended June 30		Year to Date June 30
	2021	2020	2021	2020
	(millions)
OPERATING REVENUES	$438.7	$424.3	$954.9	$799.8
OPERATING EXPENSES:
Fuel and purchased power	114.9	101.3	356.1	193.8
Operating and maintenance	81.7	98.5	175.1	204.4
Depreciation and amortization	78.4	82.8	156.8	164.2
Taxes other than income tax	32.6	29.2	64.6	61.2
Total Operating Expenses	307.6	311.8	752.6	623.6
INCOME FROM OPERATIONS	131.1	112.5	202.3	176.2
OTHER INCOME (EXPENSE):
Investment earnings	—	0.3	0.1	0.8
Other income	3.3	1.1	7.3	1.1
Other expense	(7.1)	(5.9)	(15.5)	(13.3)
Total Other Expense, Net	(3.8)	(4.5)	(8.1)	(11.4)
Interest expense	27.1	27.7	55.4	56.3
INCOME BEFORE INCOME TAXES	100.2	80.3	138.8	108.5
Income tax expense (benefit)	12.1	(22.6)	17.2	(20.0)
NET INCOME	$88.1	$102.9	$121.6	$128.5
COMPREHENSIVE INCOME
NET INCOME	$88.1	$102.9	$121.6	$128.5
OTHER COMPREHENSIVE INCOME:
Derivative hedging activity
Reclassification to expenses, net of tax	—	0.2	—	0.1
Derivative hedging activity, net of tax	—	0.2	—	0.1
Total other comprehensive income	—	0.2	—	0.1
COMPREHENSIVE INCOME	$88.1	$103.1	$121.6	$128.6
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2021	2020
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$121.6	$128.5
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	156.8	164.2
Amortization of nuclear fuel	10.0	14.5
Amortization of deferred refueling outage	6.3	6.4
Net deferred income taxes and credits	(32.1)	(21.5)
Allowance for equity funds used during construction	(5.4)	(0.7)
Payments for asset retirement obligations	(2.7)	(1.4)
Other	(0.2)	(0.2)
Changes in working capital items:
Accounts receivable	(38.5)	(53.6)
Accounts receivable pledged as collateral	12.0	15.0
Fuel inventory and supplies	(21.9)	(18.4)
Prepaid expenses and other current assets	(16.6)	(4.6)
Accounts payable	(84.7)	(63.6)
Accrued taxes	34.5	28.1
Other current liabilities	14.6	(11.2)
Changes in other assets	34.6	24.9
Changes in other liabilities	57.8	5.2
Cash Flows from Operating Activities	246.1	211.6
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(295.2)	(235.7)
Purchase of securities - trusts	(13.6)	(25.1)
Sale of securities - trusts	8.4	20.0
Net money pool lending	5.0	—
Other investing activities	3.5	2.7
Cash Flows used in Investing Activities	(291.9)	(238.1)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	—	(169.3)
Collateralized short-term debt, net	(12.0)	(15.0)
Proceeds from long-term debt	—	396.5
Cash dividends paid	—	(80.0)
Other financing activities	2.9	2.9
Cash Flows from (used in) Financing Activities	(9.1)	135.1
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(54.9)	108.6
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	71.6	2.0
End of period	$16.7	$110.6
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC
Consolidated Statements of Changes in Equity
(Unaudited)

	Common stock shares	Common Stock	Retained earnings	AOCI - Net gains (losses) on cash flow hedges	Total Equity
	(millions, except share amounts)
Balance as of December 31, 2019	1	$1,563.1	$1,012.8	$4.8	$2,580.7
Net income	—	—	25.6	—	25.6
Dividends declared on common stock	—	—	(60.0)	—	(60.0)
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2020	1	1,563.1	978.4	4.7	2,546.2
Net income	—	—	102.9	—	102.9
Dividends declared on common stock	—	—	(20.0)	—	(20.0)
Derivative hedging activity, net of tax	—	—	—	0.2	0.2
Balance as of June 30, 2020	1	$1,563.1	$1,061.3	$4.9	$2,629.3

Balance as of December 31, 2020	1	$1,563.1	$1,191.5	$4.6	$2,759.2
Net income	—	—	33.5	—	33.5
Balance as of March 31, 2021	1	1,563.1	1,225.0	4.6	2,792.7
Net income	—	—	88.1	—	88.1
Balance as of June 30, 2021	1	$1,563.1	$1,313.1	$4.6	$2,880.8
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

	June 30 2021	December 31 2020
Evergy	(millions)
Fuel inventory	$155.5	$145.0
Supplies	382.6	359.5
Fuel inventory and supplies	$538.1	$504.5
Evergy Kansas Central
Fuel inventory	$79.5	$79.3
Supplies	201.6	197.1
Fuel inventory and supplies	$281.1	$276.4
Evergy Metro
Fuel inventory	$54.8	$44.9
Supplies	137.5	125.5
Fuel inventory and supplies	$192.3	$170.4

Property, Plant and Equipment
The following tables summarize the property, plant and equipment of Evergy, Evergy Kansas Central and Evergy Metro.

June 30, 2021	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$29,687.7	$14,389.4	$11,500.2
Electric plant acquisition adjustment	724.3	724.3	—
Accumulated depreciation	(11,287.0)	(5,442.6)	(4,653.0)
Plant in service, net	19,125.0	9,671.1	6,847.2
Construction work in progress	1,059.2	584.5	319.2
Nuclear fuel, net	139.0	69.3	69.7
Plant to be retired, net(a)	0.9	0.9	—
Property, plant and equipment, net	$20,324.1	$10,325.8	$7,236.1

December 31, 2020	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$28,914.8	$14,095.1	$11,161.8
Electric plant acquisition adjustment	724.3	724.3	—
Accumulated depreciation	(10,998.4)	(5,293.5)	(4,532.7)
Plant in service, net	18,640.7	9,525.9	6,629.1
Construction work in progress	1,153.5	589.1	433.9
Nuclear fuel, net	155.9	77.7	78.2
Plant to be retired, net(a)	0.9	0.9	—
Property, plant and equipment, net	$19,951.0	$10,193.6	$7,141.2
(a) As of June 30, 2021 and December 31, 2020, represents the planned retirement of Evergy Kansas Central analog meters prior to the end of their remaining useful lives.
Other Income (Expense), Net
The table below shows the detail of other expense for each of the Evergy Companies.

	Three Months Ended June 30		Year to Date June 30
	2021	2020	2021	2020
Evergy	(millions)
Non-service cost component of net benefit cost	$(13.8)	$(13.8)	$(28.6)	$(30.0)
Other	(5.0)	(1.1)	(11.1)	(7.6)
Other expense	$(18.8)	$(14.9)	$(39.7)	$(37.6)
Evergy Kansas Central
Non-service cost component of net benefit cost	$(4.1)	$(4.4)	$(7.7)	$(10.0)
Other	(3.6)	(1.3)	(9.2)	(7.2)
Other expense	$(7.7)	$(5.7)	$(16.9)	$(17.2)
Evergy Metro
Non-service cost component of net benefit cost	$(6.1)	$(6.3)	$(14.0)	$(13.2)
Other	(1.0)	0.4	(1.5)	(0.1)
Other expense	$(7.1)	$(5.9)	$(15.5)	$(13.3)

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

The following table reconciles Evergy's basic and diluted EPS.

	Three Months Ended June 30		Year to Date June 30
	2021	2020	2021	2020
Income	(millions, except per share amounts)
Net income	$188.3	$136.3	$382.9	$208.5
Less: Net income attributable to noncontrolling interests	3.0	2.9	6.0	5.7
Net income attributable to Evergy, Inc.	$185.3	$133.4	$376.9	$202.8
Common Shares Outstanding
Weighted average number of common shares outstanding - basic	229.3	227.2	228.3	227.1
Add: Effect of dilutive securities	0.4	0.4	0.4	0.5
Weighted average number of common shares outstanding - dilutive	229.7	227.6	228.7	227.6
Basic and Diluted EPS	$0.81	$0.59	$1.65	$0.89
Anti-dilutive shares excluded from the computation of diluted EPS for the three months ended and year to date June 30, 2021, were 3,950,000 common shares issuable pursuant to a warrant. Anti-dilutive shares excluded from the computation of diluted EPS for the three months ended June 30, 2020, were 295,802 RSUs with performance measures and 58,714 RSUs with only service requirements. Anti-dilutive shares excluded from the computation of diluted EPS year to date June 30, 2020, were 295,802 RSUs with performance measures and 234 RSUs with only service requirements.
Dividends Declared
In August 2021, Evergy's Board of Directors (Evergy Board) declared a quarterly dividend of $0.535 per share on Evergy's common stock. The common dividend is payable September 20, 2021, to shareholders of record as of August 20, 2021.
In August 2021, Evergy Kansas Central's Board of Directors declared a cash dividend to Evergy of up to $170.0 million, payable on September 17, 2021.
In August 2021, Evergy Metro's Board of Directors declared a cash dividend to Evergy of up to $50.0 million, payable on September 17, 2021.

Supplemental Cash Flow Information

Evergy
Year to Date June 30	2021	2020
Cash paid for (received from):	(millions)
Interest, net of amounts capitalized	$179.9	$185.3
Interest of VIEs	0.2	0.6
Income taxes, net of refunds	0.4	0.2
Right-of-use assets obtained in exchange for new operating lease liabilities	2.4	3.8
Right-of-use assets obtained in exchange for new finance lease liabilities	0.6	3.5
Non-cash investing transactions:
Property, plant and equipment additions	149.1	113.2
Non-cash financing transactions:
Issuance of stock for compensation and reinvested dividends	0.7	0.9

Evergy Kansas Central
Year to Date June 30	2021	2020
Cash paid for (received from):	(millions)
Interest, net of amounts capitalized	$74.4	$82.7
Interest of VIEs	0.2	0.6
Income taxes, net of refunds	37.0	0.2
Right-of-use assets obtained in exchange for new operating lease liabilities	1.7	3.5
Right-of-use assets obtained in exchange for new finance lease liabilities	0.6	2.2
Non-cash investing transactions:
Property, plant and equipment additions	61.1	46.3

Evergy Metro
Year to Date June 30	2021	2020
Cash paid for (received from):	(millions)
Interest, net of amounts capitalized	$56.8	$54.9
Income taxes, net of refunds	43.9	—
Right-of-use assets obtained in exchange for new operating lease liabilities	0.7	0.3
Right-of-use assets obtained in exchange for new finance lease liabilities	—	1.3
Non-cash investing transactions:
Property, plant and equipment additions	53.1	46.4
February 2021 Winter Weather Event
In February 2021, much of the central and southern United States, including the service territories of the Evergy Companies, experienced a significant winter weather event that resulted in extremely cold temperatures over a multi-day period (February 2021 winter weather event). The February 2021 winter weather event resulted in an increase in the demand for natural gas used by the Evergy Companies for generating electricity and also contributed to the limited availability of other generation resources, including coal and renewables, within the SPP Integrated Marketplace. The Evergy Companies are members of the SPP and, as a result, principally sell and purchase power for the Evergy Companies' retail electric customers through the SPP Integrated Marketplace. These circumstances resulted in higher than normal market prices for both natural gas and power for the duration of the February 2021 winter weather event. These higher than normal market prices also included make-whole payments calculated by the SPP to compensate natural gas generators within the SPP Integrated Marketplace for costs incurred in excess of revenues. As part of the February 2021 winter weather event and inclusive of the aforementioned items, Evergy incurred natural gas and purchased power costs, net of wholesale revenues, of $349.5 million. This $349.5 million of net fuel and purchased power costs was primarily driven by $292.7 million of costs at Evergy Missouri West and

$128.2 million of costs at Evergy Kansas Central, partially offset by $71.4 million of net wholesale revenues at Evergy Metro. The amount of purchased power costs incurred by the Evergy Companies during the February 2021 winter weather event is subject to resettlement activity and further review by the SPP. This review and any subsequent resettlement activity could result in increases or decreases to the final amount of purchased power costs incurred by the Evergy Companies during the February 2021 winter weather event and these changes could be material.
The Evergy Companies have fuel recovery mechanisms in their Kansas and Missouri jurisdictions, as applicable, that allow them to defer substantially all of any increased fuel and purchased power costs, net of wholesale revenues, to a regulatory asset or liability for future recovery from or refund to customers. Further, in February 2021, the State Corporation Commission of the State of Kansas (KCC) issued an emergency Accounting Authority Order (AAO) that allowed Evergy Kansas Central and Evergy Metro's Kansas jurisdiction to defer to a regulatory asset any extraordinary costs, including carrying costs, incurred to provide electric service during the February 2021 winter weather event for consideration in future rate proceedings. Additionally, in June 2021, Evergy Metro and Evergy Missouri West filed a joint request for an AAO with the Public Service Commission of the State of Missouri (MPSC) that would allow for the extraordinary costs and revenues to provide service during the February 2021 winter weather event, including carrying costs, to be deferred to a regulatory asset or a regulatory liability for consideration in future proceedings. See Note 4 for additional information regarding the AAOs.
As of June 30, 2021, the Evergy Companies have deferred substantially all of the fuel and purchased power costs, net of wholesale revenues, related to the February 2021 winter weather event to a regulatory asset or liability pursuant to the mechanisms discussed above. While the Evergy Companies expect to recover substantially all of any increased fuel and purchased power costs related to the February 2021 winter weather event from customers, the timing of the cost recovery could be delayed or spread over a longer than typical recovery timeframe by the KCC or the MPSC to help moderate monthly customer bill impacts given the extraordinary nature of the February 2021 winter weather event.
The Evergy Companies also engage in limited non-regulated energy marketing activities in various regional power markets that have historically not had a significant impact on the Evergy Companies' results of operations. These energy marketing margins are recorded net in operating revenues on the Evergy Companies' statements of income and comprehensive income. As a result of the elevated market prices experienced in regional power markets across the central and southern United States driven by the February 2021 winter weather event discussed above, Evergy and Evergy Kansas Central recorded $95.0 million of energy marketing margins in 2021 related to the February 2021 winter weather event, primarily driven by activities in the Electric Reliability Council of Texas (ERCOT). The amount of energy marketing margins recorded as a result of the February 2021 winter weather event is subject to resettlement activities and/or legislative action in Texas that could result in increases or decreases to the final amount of energy marketing margins earned by Evergy and Evergy Kansas Central as a result of the February 2021 winter weather event and these changes could be material.

2. REVENUE
Evergy's, Evergy Kansas Central's and Evergy Metro's revenues disaggregated by customer class are summarized in the following tables.

Evergy
	Three Months Ended June 30		Year to Date June 30
	2021	2020	2021	2020
Revenues	(millions)
Residential	$459.8	$476.7	$856.5	$879.2
Commercial	422.5	388.7	768.5	773.4
Industrial	150.0	139.3	283.6	279.9
Other retail	9.5	9.1	16.9	19.7
Total electric retail	$1,041.8	$1,013.8	$1,925.5	$1,952.2
Wholesale	70.0	47.3	557.5	110.8
Transmission	90.4	82.2	176.4	157.8
Industrial steam and other	5.9	2.8	11.1	11.2
Total revenue from contracts with customers	$1,208.1	$1,146.1	$2,670.5	$2,232.0
Other	28.1	38.6	177.6	69.4
Operating revenues	$1,236.2	$1,184.7	$2,848.1	$2,301.4

Evergy Kansas Central
	Three Months Ended June 30		Year to Date June 30
	2021	2020	2021	2020
Revenues	(millions)
Residential	$191.6	$196.8	$375.0	$364.6
Commercial	165.1	154.7	318.8	305.8
Industrial	95.0	86.8	188.0	178.9
Other retail	5.2	4.2	8.4	8.9
Total electric retail	$456.9	$442.5	$890.2	$858.2
Wholesale	53.5	44.6	325.9	99.4
Transmission	81.7	74.1	159.6	142.3
Industrial steam and other	0.6	(2.3)	1.1	1.2
Total revenue from contracts with customers	$592.7	$558.9	$1,376.8	$1,101.1
Other	5.8	11.9	122.8	29.8
Operating revenues	$598.5	$570.8	$1,499.6	$1,130.9

Evergy Metro
	Three Months Ended June 30		Year to Date June 30
	2021	2020	2021	2020
Revenues	(millions)
Residential	$173.9	$183.6	$296.1	$331.0
Commercial	188.1	172.7	320.6	344.8
Industrial	33.7	32.9	56.0	63.0
Other retail	2.8	2.7	4.9	6.2
Total electric retail	$398.5	$391.9	$677.6	$745.0
Wholesale	12.8	0.2	213.3	7.0
Transmission	4.5	3.8	8.5	6.9
Industrial steam and other	1.1	1.5	1.4	1.9
Total revenue from contracts with customers	$416.9	$397.4	$900.8	$760.8
Other	21.8	26.9	54.1	39.0
Operating revenues	$438.7	$424.3	$954.9	$799.8
3. RECEIVABLES
The Evergy Companies' receivables are detailed in the following table.

	June 30	December 31
	2021	2020
Evergy	(millions)
Customer accounts receivable - billed	$20.9	$5.3
Customer accounts receivable - unbilled	172.6	110.0
Other receivables	224.9	177.9
Allowance for credit losses	(20.0)	(19.3)
Total	$398.4	$273.9
Evergy Kansas Central
Customer accounts receivable - billed	$11.3	$—
Customer accounts receivable - unbilled	58.4	50.7
Other receivables	230.6	175.7
Allowance for credit losses	(7.6)	(7.5)
Total	$292.7	$218.9
Evergy Metro
Customer accounts receivable - billed	$6.2	$3.3
Customer accounts receivable - unbilled	69.5	27.9
Other receivables	22.7	21.9
Allowance for credit losses	(8.7)	(8.1)
Total	$89.7	$45.0

The Evergy Companies' other receivables at June 30, 2021 and December 31, 2020, consisted primarily of receivables from partners in jointly-owned electric utility plants, wholesale sales receivables and receivables related to alternative revenue programs. The Evergy Companies' other receivables also included receivables from contracts with customers as summarized in the following table.

	June 30	December 31
	2021	2020
	(millions)
Evergy	$90.2	$57.5
Evergy Kansas Central	82.2	49.9
Evergy Metro	6.9	6.9
The change in the Evergy Companies' allowance for credit losses is summarized in the following table.

	2021	2020
Evergy	(millions)
Beginning balance January 1	$19.3	$10.5
Credit loss expense	2.4	11.6
Write-offs	(8.2)	(10.9)
Recoveries of prior write-offs	6.5	6.8
Ending balance June 30	$20.0	$18.0
Evergy Kansas Central
Beginning balance January 1	$7.5	$3.8
Credit loss expense	0.4	2.9
Write-offs	(2.7)	(3.3)
Recoveries of prior write-offs	2.4	1.5
Ending balance June 30	$7.6	$4.9
Evergy Metro
Beginning balance January 1	$8.1	$4.6
Credit loss expense	1.3	5.7
Write-offs	(3.7)	(5.0)
Recoveries of prior write-offs	3.0	3.7
Ending balance June 30	$8.7	$9.0
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

	June 30	December 31
	2021	2020
	(millions)
Evergy	$326.0	$360.0
Evergy Kansas Central	156.0	180.0
Evergy Metro	118.0	130.0
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
Evergy Kansas Central's and Evergy Metro's 2020 calculations of annual earnings did not result in a significant refund obligation. These calculations were filed with the KCC in March 2021. As of June 30, 2021, Evergy Kansas Central and Evergy Metro estimate their 2021 annual earnings will not result in a significant refund obligation. The final refund obligations for 2020 and 2021 will be decided by the KCC and could vary from the current estimates.
Evergy Kansas Central and Evergy Metro February 2021 Winter Weather Event AAO
In February 2021, the KCC issued an emergency AAO directing all Kansas-jurisdictional natural gas and electric utilities, including Evergy Kansas Central and Evergy Metro, to defer to a regulatory asset or regulatory liability any extraordinary costs or revenues, including carrying costs, to provide electric service during the February 2021 winter weather event for consideration in future rate proceedings.
As of June 30, 2021, Evergy Kansas Central had recognized a regulatory asset pursuant to the AAO of $114.6 million related to its costs incurred during the February 2021 winter weather event, primarily consisting of increased fuel and purchased power costs. As of June 30, 2021, Evergy Metro's Kansas jurisdiction had recognized a regulatory liability of $42.0 million related to its increased wholesale revenues during the February 2021 winter weather event.
In July 2021, Evergy Kansas Central and Evergy Metro made a joint filing with the KCC regarding the timing and method of recovery or refund for costs and revenues deferred pursuant to the February 2021 winter weather event AAO. In the filing, Evergy Kansas Central and Evergy Metro requested to recover or refund, as appropriate, their deferred February 2021 winter weather event amounts to customers through their fuel recovery mechanisms over two years and one year, respectively, beginning in April 2022. As part of the filing, Evergy Metro also requested an approximately $6 million decrease to its February 2021 winter weather event refund to Kansas customers, which is not currently reflected in its regulatory liability for the February 2021 winter weather event, for jurisdictional allocation differences in its Kansas and Missouri fuel recovery mechanisms. A decision by the KCC regarding Evergy Kansas Central's and Evergy Metro's request is expected by the end of 2021.

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
As a result of the MPSC order, Evergy has recorded a regulatory liability of $23.8 million as of June 30, 2021 for the estimated amount of revenues that Evergy Missouri West has collected from customers for Sibley Station since December 2018 that Evergy has determined is probable of refund. Evergy expects that it will continue to defer such amounts as collected from customers until new rates become effective in Evergy Missouri West's next rate case.
The accrual for this estimated amount does not include certain revenues collected related to Sibley Station that Evergy has determined to not be probable of refund in the next rate case based on the relevant facts and circumstances. Although Evergy has determined these additional revenues to not be probable of refund, the ultimate resolution of this matter in Evergy Missouri West's next rate case is uncertain and could result in an estimated loss of up to approximately $12 million per year in excess of the amount accrued until Evergy Missouri West's new rates become effective. Evergy's regulatory liability for probable refunds as of June 30, 2021 and estimated loss in excess of the amount accrued represent estimates that could change significantly based on ongoing developments including decisions in other regulatory proceedings that establish precedent applicable to this matter and positions of parties on this issue in a future Evergy Missouri West rate case.
Evergy Metro and Evergy Missouri West February 2021 Winter Weather Event AAO
In June 2021, Evergy Metro and Evergy Missouri West filed a joint request for an AAO with the MPSC that would allow Evergy Metro and Evergy Missouri West to defer to a regulatory asset or regulatory liability any extraordinary costs or revenues, including carrying costs, to provide electric service during the February 2021 winter weather event for consideration in future proceedings.
Evergy Metro and Evergy Missouri West have currently deferred substantially all of their fuel and purchased power costs, net of wholesale revenues, related to the February 2021 winter weather event to a regulatory asset or liability pursuant to their ability to recover or refund these amounts through their fuel recovery mechanisms, which allow for the recovery or refund of 95% of increases in fuel and purchased power costs, net of wholesale revenues, to customers. This AAO request is intended to address the recovery or refund of the February 2021 winter weather event amounts separate from the normal fuel recovery mechanism process given the extraordinary nature of the February 2021 winter weather event and to help moderate customer bill impacts. As of June 30, 2021, Evergy Metro's Missouri jurisdiction had recognized a regulatory liability of $27.8 million related to its increased wholesale revenues during the February 2021 winter weather event. As of June 30, 2021, Evergy Missouri West had recognized a regulatory asset of $278.1 million related to its costs incurred during the February 2021 winter weather event, primarily consisting of increased fuel and purchased power costs.
In the AAO filing, Evergy Metro requested to refund its deferred February 2021 winter weather event amounts to customers through its fuel recovery mechanism over one year, beginning in April 2022. In the same AAO filing, Evergy Missouri West requested to exclude its deferred February 2021 winter weather event amounts from recovery through its fuel recovery mechanism and indicated its intent to recover them through issuing securitized bonds pursuant to the securitization legislation signed into law in Missouri in July 2021. As part of the filing, Evergy Metro also requested an approximately $5 million decrease to its February 2021 winter weather refund to Missouri customers, which is not currently reflected in its regulatory liability for the February 2021 winter weather event, for jurisdictional allocation differences in its Kansas and Missouri fuel recovery mechanisms and for the portion of net wholesale revenues not traditionally refundable because of the 5% sharing provision of its fuel recovery mechanism. Evergy Missouri West requested an approximately $15 million increase to its February 2021 winter weather event recovery from Missouri customers, which is not currently reflected in its regulatory asset for the February 2021 winter weather event, for the portion of net fuel and purchased power costs not traditionally recoverable because of the 5% sharing provision of its fuel recovery mechanism. A decision by the MPSC regarding Evergy Metro's and Evergy Missouri West's AAO request is expected by the end of 2021.
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
5. GOODWILL
GAAP requires goodwill to be tested for impairment annually and when an event occurs indicating the possibility that an impairment exists. Evergy's impairment test for the $2,336.6 million of goodwill that was recorded as a result of the Great Plains Energy Incorporated (Great Plains Energy) and Evergy Kansas Central merger was conducted as of May 1, 2021. The goodwill impairment test consists of comparing the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment. In the event that the carrying amount exceeds the fair value of the reporting unit, an impairment loss is recognized for the difference between the carrying amount of the reporting unit and its fair value. Evergy's consolidated operations are considered one reporting unit for assessment of impairment, as management assesses financial performance and allocates resources on a consolidated basis. The determination of fair value of the reporting unit consisted of two valuation techniques: an income approach consisting of a discounted cash flow analysis and a market approach consisting of a determination of reporting unit invested capital using a market multiple derived from the historical earnings before interest, income taxes, depreciation and amortization and market prices of the stock of peer companies. The results of the two techniques were evaluated and weighted to determine a point within the range that management considered representative of fair value for the reporting unit. The fair value of the reporting unit exceeded the carrying amount, including goodwill. As a result, there was no impairment of goodwill.

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
Evergy and its subsidiaries also provide post-retirement health care and life insurance benefits for certain retirees of Evergy Kansas Central and Evergy Metro and their respective shares of Wolf Creek's post-retirement benefit plans.
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

	Pension Benefits			Post-Retirement Benefits
Three Months Ended June 30, 2021	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$21.2	$7.5	$13.7	$0.9	$0.4	$0.5
Interest cost	21.3	10.4	10.8	1.9	1.0	0.9
Expected return on plan assets	(26.8)	(13.5)	(14.4)	(2.2)	(1.5)	(0.6)
Prior service cost	0.5	0.5	—	0.2	0.1	(0.2)
Recognized net actuarial (gain)/loss	14.7	9.5	11.1	0.3	0.1	(0.1)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	30.9	14.4	21.2	1.1	0.1	0.5
Regulatory adjustment	6.6	0.1	1.6	(1.3)	(0.8)	—
Intercompany allocations	—	0.8	(6.3)	—	—	(0.1)
Net periodic benefit costs (income)	$37.5	$15.3	$16.5	$(0.2)	$(0.7)	$0.4

	Pension Benefits			Post-Retirement Benefits
Year to Date June 30, 2021	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$42.3	$14.9	$27.4	$1.7	$0.8	$0.9
Interest cost	42.6	20.7	21.6	3.9	2.0	1.9
Expected return on plan assets	(53.6)	(27.1)	(28.9)	(4.4)	(3.1)	(1.3)
Prior service cost	1.0	1.0	—	0.3	0.2	(0.5)
Recognized net actuarial (gain)/loss	29.5	19.3	22.3	0.6	0.3	(0.1)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	61.8	28.8	42.4	2.1	0.2	0.9
Regulatory adjustment	13.7	(0.8)	4.6	(2.5)	(1.6)	0.1
Intercompany allocations	—	1.2	(12.2)	—	—	(0.2)
Net periodic benefit costs (income)	$75.5	$29.2	$34.8	$(0.4)	$(1.4)	$0.8

	Pension Benefits			Post-Retirement Benefits
Three Months Ended June 30, 2020	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$19.5	$6.8	$12.7	$0.7	$0.3	$0.4
Interest cost	24.5	11.7	12.4	2.3	1.2	1.1
Expected return on plan assets	(26.7)	(13.3)	(13.9)	(2.3)	(1.6)	(0.6)
Prior service cost	0.5	0.4	0.2	0.1	0.1	—
Recognized net actuarial (gain)/loss	11.3	8.5	11.3	—	—	(0.2)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	29.1	14.1	22.7	0.8	—	0.7
Regulatory adjustment	9.1	0.3	0.7	(1.0)	(0.7)	(0.1)
Intercompany allocations	—	(1.7)	(5.0)	—	—	(0.2)
Net periodic benefit costs (income)	$38.2	$12.7	$18.4	$(0.2)	$(0.7)	$0.4

	Pension Benefits			Post-Retirement Benefits
Year to Date June 30, 2020	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$39.1	$13.6	$25.5	$1.4	$0.6	$0.8
Interest cost	48.9	23.5	25.0	4.6	2.4	2.2
Expected return on plan assets	(53.4)	(26.6)	(28.0)	(4.6)	(3.3)	(1.3)
Prior service cost	0.9	0.8	0.4	0.2	0.2	—
Recognized net actuarial (gain)/loss	22.7	16.9	22.6	0.1	—	(0.3)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	58.2	28.2	45.5	1.7	(0.1)	1.4
Regulatory adjustment	19.0	0.7	2.1	(1.9)	(1.4)	(0.1)
Intercompany allocations	—	(1.7)	(11.2)	—	—	—
Net periodic benefit costs (income)	$77.2	$27.2	$36.4	$(0.2)	$(1.5)	$1.3
The components of net periodic benefit costs other than the service cost component are included in other expense on the Evergy Companies' consolidated statements of income and comprehensive income.

Year to date June 30, 2021, Evergy, Evergy Kansas Central and Evergy Metro made pension contributions of $41.7 million, $26.2 million and $15.5 million, respectively. Evergy expects to make additional pension contributions of $68.2 million in 2021 to satisfy the Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and KCC and MPSC rate orders, of which $11.1 million is expected to be paid by Evergy Kansas Central and $57.1 million is expected to be paid by Evergy Metro.
Year to date June 30, 2021, Evergy, Evergy Kansas Central and Evergy Metro made post-retirement benefit contributions of $1.1 million, $0.5 million and $0.6 million, respectively. Evergy, Evergy Kansas Central and Evergy Metro expect to make additional contributions in 2021 of $3.8 million, $0.5 million and $3.3 million, respectively, to the post-retirement benefit plans.
7. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
Evergy's $2.5 billion master credit facility expires in 2023. Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West have borrowing capacity under the master credit facility with specific sublimits for each borrower. These sublimits can be unilaterally adjusted by Evergy for each borrower provided the sublimits remain within minimum and maximum sublimits as specified in the facility. Evergy adjusted these sublimits in the first quarter of 2021 as further detailed in the table below. A default by any borrower under the facility or one of its significant subsidiaries on other indebtedness totaling more than $100.0 million constitutes a default by that borrower under the facility. Under the terms of this facility, each of Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West is required to maintain a total indebtedness to total capitalization ratio, as defined in the facility, of not greater than 0.65 to 1.00 at all times. As of June 30, 2021, Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West were in compliance with this covenant.
The following table summarizes the committed credit facilities (excluding receivable sale facilities discussed in Note 3) available to the Evergy Companies as of June 30, 2021 and December 31, 2020.

		Amounts Drawn
	Master Credit Facility	Commercial Paper	Letters of Credit	Cash Borrowings	Available Borrowings	Weighted Average Interest Rate on Short-Term Borrowings
June 30, 2021	(millions)
Evergy, Inc.	$700.0	$371.0	$0.7	$—	$328.3	0.23%
Evergy Kansas Central	750.0	294.0	0.1	—	455.9	0.19%
Evergy Metro	350.0	—	—	—	350.0	—%
Evergy Missouri West	700.0	248.0	—	—	452.0	0.19%
Evergy	$2,500.0	$913.0	$0.8	$—	$1,586.2

December 31, 2020
Evergy, Inc.	$450.0	n/a	$0.7	$200.0	$249.3	1.40%
Evergy Kansas Central	1,000.0	50.0	17.0	—	933.0	0.23%
Evergy Metro	600.0	—	—	—	600.0	—%
Evergy Missouri West	450.0	65.0	2.0	—	383.0	0.36%
Evergy	$2,500.0	$115.0	$19.7	$200.0	$2,165.3
In May 2021, Evergy, Inc. established a commercial paper program supported by its borrowing capacity under the master credit facility.

8. LONG-TERM DEBT
Senior Notes
In April 2021, Evergy Missouri West issued in a private placement $350.0 million of 2.86% Series A Senior Notes, maturing in 2031, $75.0 million of 3.01% Series B Senior Notes, maturing in 2033, and $75.0 million of 3.21% Series C Senior Notes, maturing in 2036, pursuant to a note purchase agreement. In connection with the issuance, Evergy entered into an agreement to provide an unconditional guaranty of the Series A, B and C Senior Notes, and as required by certain existing note purchase agreements, also agreed to provide unconditional guaranty of the following series of outstanding Evergy Missouri West unsecured senior notes:
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

	June 30, 2021		December 31, 2020
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt(a)	(millions)
Evergy(b)	$9,770.2	$11,002.2	$9,627.3	$11,274.2
Evergy Kansas Central	3,932.9	4,576.4	3,931.5	4,801.7
Evergy Metro	2,924.0	3,432.5	2,923.0	3,591.2
Long-term debt of variable interest entities(a)
Evergy	$—	$—	$18.8	$19.1
Evergy Kansas Central	—	—	18.8	19.1
(a) Includes current maturities.
(b) Book value as of June 30, 2021 and December 31, 2020, includes $103.1 million and $110.4 million, respectively, of fair value adjustments recorded in connection with purchase accounting for the Great Plains Energy and Evergy Kansas Central merger, which are not part of future principal payments and will amortize over the remaining life of the associated debt instrument.

Recurring Fair Value Measurements
The following tables include the Evergy Companies' balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	June 30, 2021	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$111.2	$101.1	$—	$—	$10.1
International equity funds	68.1	68.1	—	—	—
Core bond fund	50.6	50.6	—	—	—
High-yield bond fund	29.0	29.0	—	—	—
Emerging markets bond fund	25.2	25.2	—	—	—
Combination debt/equity/other fund	21.7	21.7	—	—	—
Alternative investments fund	30.2	—	—	—	30.2
Real estate securities fund	13.5	—	—	—	13.5
Cash equivalents	0.5	0.5	—	—	—
Other	(0.4)	—	(0.4)	—	—
Total nuclear decommissioning trust	349.6	296.2	(0.4)	—	53.8
Rabbi trust
Fixed income funds	26.4	26.4	—	—	—
Equity funds	4.9	4.9	—	—	—
Combination debt/equity/other fund	0.7	0.7	—	—	—
Cash equivalents	0.1	0.1	—	—	—
Total rabbi trust	32.1	32.1	—	—	—
Total	$381.7	$328.3	$(0.4)	$—	$53.8
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$280.9	$280.9	$—	$—	$—
Debt securities
U.S. Treasury	45.1	45.1	—	—	—
U.S. Agency	0.4	—	0.4	—	—
State and local obligations	4.1	—	4.1	—	—
Corporate bonds	44.4	—	44.4	—	—
Foreign governments	0.1	—	0.1	—	—
Cash equivalents	4.8	4.8	—	—	—
Total nuclear decommissioning trust	379.8	330.8	49.0	—	—
Self-insured health plan trust(b)
Equity securities	1.9	1.9	—	—	—
Debt securities	9.1	3.0	6.1	—	—
Cash and cash equivalents	2.7	2.7	—	—	—
Total self-insured health plan trust	13.7	7.6	6.1	—	—
Total	$393.5	$338.4	$55.1	$—	$—
Other Evergy
Assets
Rabbi trusts
Core bond fund	$12.7	$12.7	$—	$—	$—
Total rabbi trusts	$12.7	$12.7	$—	$—	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$729.4	$627.0	$48.6	$—	$53.8
Rabbi trusts	44.8	44.8	—	—	—
Self-insured health plan trust(b)	13.7	7.6	6.1	—	—
Total	$787.9	$679.4	$54.7	$—	$53.8

Description	December 31, 2020	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$102.7	$95.1	$—	$—	$7.6
International equity funds	63.8	63.8	—	—	—
Core bond fund	40.6	40.6	—	—	—
High-yield bond fund	25.0	25.0	—	—	—
Emerging markets bond fund	21.0	21.0	—	—	—
Combination debt/equity/other fund	20.1	20.1	—	—	—
Alternative investments fund	23.2	—	—	—	23.2
Real estate securities fund	12.9	—	—	—	12.9
Cash equivalents	0.5	0.5	—	—	—
Total nuclear decommissioning trust	309.8	266.1	—	—	43.7
Rabbi trust
Core bond fund	25.6	—	—	—	25.6
Combination debt/equity/other fund	7.1	—	—	—	7.1
Total rabbi trust	32.7	—	—	—	32.7
Total	$342.5	$266.1	$—	$—	$76.4
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$243.1	$243.1	$—	$—	$—
Debt securities
U.S. Treasury	47.7	47.7	—	—	—
U.S. Agency	0.5	—	0.5	—	—
State and local obligations	4.1	—	4.1	—	—
Corporate bonds	43.1	—	43.1	—	—
Foreign governments	0.1	—	0.1	—	—
Cash equivalents	3.2	3.2	—	—	—
Other	0.5	0.5	—	—	—
Total nuclear decommissioning trust	342.3	294.5	47.8	—	—
Self-insured health plan trust(b)
Equity securities	1.7	1.7	—	—	—
Debt securities	8.0	2.8	5.2	—	—
Cash and cash equivalents	3.5	3.5	—	—	—
Total self-insured health plan trust	13.2	8.0	5.2	—	—
Total	$355.5	$302.5	$53.0	$—	$—
Other Evergy
Assets
Rabbi trusts
Fixed income fund	$13.1	$—	$—	$—	$13.1
Cash and cash equivalents	0.5	0.5	—	—	—
Total rabbi trusts	$13.6	$0.5	$—	$—	$13.1
Evergy
Assets
Nuclear decommissioning trust(a)	$652.1	$560.6	$47.8	$—	$43.7
Rabbi trust	46.3	0.5	—	—	45.8
Self-insured health plan trust(b)	13.2	8.0	5.2	—	—
Total	$711.6	$569.1	$53.0	$—	$89.5
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
The following table provides additional information on these Evergy and Evergy Kansas Central investments.

	June 30, 2021		December 31, 2020		June 30, 2021
	Fair	Unfunded	Fair	Unfunded	Redemption	Length of
	Value	Commitments	Value	Commitments	Frequency	Settlement
Evergy Kansas Central
Nuclear decommissioning trust:	(millions)
Domestic equity funds	$10.1	$1.7	$7.6	$2.2	(a)	(a)
Alternative investments fund(b)	30.2	—	23.2	—	Quarterly	65 days
Real estate securities fund(b)	13.5	—	12.9	—	Quarterly	65 days
Total	$53.8	$1.7	$43.7	$2.2
Rabbi trust:
Core bond fund	$—	$—	$25.6	$—	(c)	(c)
Combination debt/equity/other fund	—	—	7.1	—	(c)	(c)
Total	$—	$—	$32.7	$—
Other Evergy
Rabbi trust:
Fixed income fund	$—	$—	$13.1	$—	(c)	(c)
Total Evergy investments at NAV	$53.8	$1.7	$89.5	$2.2
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

The following table summarizes the net unrealized gains (losses) for the Evergy Companies' nuclear decommissioning trusts and rabbi trusts.

	Three Months Ended June 30		Year to Date June 30
	2021	2020	2021	2020
Evergy	(millions)
Nuclear decommissioning trust - equity securities	$34.7	$53.3	$67.8	$(36.0)
Nuclear decommissioning trust - debt securities	1.7	2.3	(3.4)	5.3
Rabbi trusts - equity securities	1.0	2.8	(0.3)	0.8
Total	$37.4	$58.4	$64.1	$(29.9)
Evergy Kansas Central
Nuclear decommissioning trust - equity securities	$17.3	$22.1	$31.6	$(16.0)
Rabbi trust - equity securities	0.8	2.6	—	0.5
Total	$18.1	$24.7	$31.6	$(15.5)
Evergy Metro
Nuclear decommissioning trust - equity securities	$17.4	$31.2	$36.2	$(20.0)
Nuclear decommissioning trust - debt securities	1.7	2.3	(3.4)	5.3
Total	$19.1	$33.5	$32.8	$(14.7)
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
In response to the remand by the D.C. Circuit, the EPA published the final Revised Cross-State Air Pollution Rule Update for the 2008 Ozone NAAQS in April 2021. The final rule finds that nine of the states that were subject to the CSAPR Update Rule do not significantly contribute to downwind states' nonattainment or maintenance issues during the ozone season and that there are no further reductions in allowance budgets for these states. These nine states are Alabama, Arkansas, Iowa, Kansas, Mississippi, Missouri, Oklahoma, Texas and Wisconsin. The Evergy

Companies will continue to monitor this rule as any future changes to their NOx ozone season allowance allocations could be material.
Regional Haze Rule
In 1999, the EPA finalized the Regional Haze Rule which aims to restore national parks and wilderness areas to pristine conditions. The rule requires states in coordination with the EPA, the National Park Service, the U.S. Fish and Wildlife Service, the U.S. Forest Service, and other interested parties to develop and implement air quality protection plans to reduce the pollution that causes visibility impairment. There are 156 “Class I” areas across the U.S. that must be restored to pristine conditions by the year 2064. There are no Class I areas in Kansas, whereas Missouri has two: the Hercules-Glades Wilderness Area and the Mingo Wilderness Area. States must submit revisions to their Regional Haze Rule state implementation plans (SIPs) every ten years and the first round was due in 2007. For the second ten-year implementation period, the EPA issued a final rule revision in 2017 that allowed states to submit their SIP revisions by July 31, 2021. The Evergy Companies have been in contact with the Kansas Department of Health and Environmental (KDHE) and the Missouri Department of Natural Resources (MDNR) as they worked to draft their SIP revisions. The Kansas SIP revision was placed on public notice in June 2021 and requested no additional emission reductions by electric utilities based on the significant reductions that were achieved during the first implementation period. The EPA provided comments on the Kansas SIP revision in June 2021 that each state is statutorily required to conduct a “four-factor analysis” on at least two sources within the state to help determine if further emission reductions are necessary. The EPA also stated it would be difficult to approve the Kansas SIP revision if at least two four-factor analyses are not conducted on Kansas emission sources. These sources could be from the electric utility industry or others. The Missouri SIP revision is still being drafted and MDNR has indicated they do not expect to require any additional reductions from the Evergy Companies’ generating units in the state. If a generating unit of the Evergy Companies is selected for analysis there is a chance that the state or EPA, through a federal implementation plan, determines that additional operational or physical modifications are required on the generating unit to further reduce emissions. If the EPA believes these expenses to be cost effective, the modifications may be required. The overall cost of those modifications could be material to the Evergy Companies.
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
In July 2019, the EPA published the final Affordable Clean Energy (ACE) rule in the Federal Register. This rule contained (1) emission guidelines for GHG emissions from existing electric utility generating units (EGUs) and (2) revisions to emission guideline implementing regulations. This rule defined the "best system of emission reduction" (BSER) for GHG emissions from existing coal-fired EGUs as on-site, heat-rate efficiency improvements. The final rule also provided states with a list of candidate technologies that can be used to establish standards of performance and incorporate these performance standards into state plans. In conjunction with the finalization of the ACE rule, the EPA repealed its previously adopted Clean Power Plan (CPP). In January 2021, the D.C. Circuit vacated and remanded the ACE rule back to the EPA. In February 2021, the D.C. Circuit granted a motion filed by the EPA for a partial stay of its January 2021 vacatur discussed above. The partial stay leaves the vacatur of the ACE rule in place while staying the mandate that vacates the repeal of the CPP. As a result of the partial stay, neither the ACE rule nor the CPP will be in effect while the EPA forms a new rule to regulate GHG emissions. In April 2021, 18 states filed a petition for a writ of certiorari to the Supreme Court requesting review of the D.C. Circuit ruling.
Due to uncertainty regarding the future of the ACE rule or other potential GHG regulations, the Evergy Companies cannot determine the impact of the rule on their operations or consolidated financial results, but the cost to comply with the ACE rule or other potential GHG rules, could be material.

Water
The Evergy Companies discharge some of the water used in generation and other operations containing substances deemed to be pollutants. A November 2015 EPA rule applicable to steam-electric power generating plants establishes effluent limitations guidelines (ELG) and standards for wastewater discharges, including limits on the amount of toxic metals and other pollutants that can be discharged. Implementation timelines for this 2015 rule vary from 2018 to 2023. In April 2019, the U.S. Court of Appeals for the 5th Circuit (5th Circuit) issued a ruling that vacates and remands portions of the original ELG rule. Due to this ruling, the EPA announced a plan in July 2021 to release a proposed rulemaking in September 2022 to address the vacated limitations for legacy wastewater and landfill leachate. Future ELG modifications for the best available technology economically achievable for the discharge of legacy wastewater and leachate are likely and could be material.
In October 2020, the EPA published the final ELG reconsideration rule. This rule adjusts numeric limits for flue gas desulfurization (FGD) wastewater and adds a 10% volumetric purge limit for bottom ash transport water. The timeline for final FGD wastewater compliance is as soon as possible on or after one year following publication of the final rule in the Federal Register but no later than December 31, 2025. In August 2021, the EPA published notice in the Federal Register that it will undertake a supplemental rulemaking to revise the ELG regulations after completing its review of the reconsideration rule as a result of an executive order from President Biden. As part of the rulemaking process, the EPA will determine if more stringent limitations and standards are appropriate. The 2020 ELG reconsideration rules will remain in effect while the EPA undertakes this new rulemaking.
The Evergy Companies have reviewed the 2020 ELG reconsideration regulation, and the costs to comply with these changes are not expected to be material. However, the Evergy Companies cannot predict what revisions the EPA may make under its July 2021 announcement to revise the ELG regulations and compliance costs associated with any revisions could be material.
In July 2021, the EPA and the Department of the Army released a pre-publication version of a notice announcing their intent to revise the definition of "Waters of the United States." After reviewing the Navigable Waters Protection Rule as directed by President Biden's administration, the EPA and Department of the Army have determined a need to revise the definition to prevent environmental degradation. The Evergy Companies cannot predict the outcome of any new rulemaking but will be monitoring proposals on this topic for any impact to operations.
Regulation of Coal Combustion Residuals
In the course of operating their coal generation plants, the Evergy Companies produce coal combustion residuals (CCRs), including fly ash, gypsum and bottom ash. The EPA published a rule to regulate CCRs in April 2015 that requires additional CCR handling, processing and storage equipment and closure of certain ash disposal units.
In March 2019, the D.C. Circuit issued a ruling to grant the EPA's request to remand the Phase I, Part I CCR rule in response to a prior court ruling requiring the EPA to address un-lined surface impoundment closure requirements. In August 2020, the EPA published the Part A CCR Rule. This rule reclassified clay-lined surface impoundments from "lined" to "un-lined" and established a deadline of April 11, 2021 to initiate closure. In November 2020, the EPA published the final Part B CCR Rule. This rule includes a process to allow un-lined impoundments to continue to operate if a demonstration is made to prove that the un-lined impoundments are not adversely impacting groundwater, human health or the environment. The Evergy Companies initiated closure of all un-lined impoundments by the deadline in the Part A CCR rule and therefore the Part B CCR rule is not expected to have a material impact.
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
The operating expenses and capital costs billed for jointly-owned plants and shared services are detailed in the following table.

	Three Months Ended June 30		Year to Date June 30
	2021	2020	2021	2020
	(millions)
Evergy Kansas Central billings to Evergy Missouri West	$7.3	$10.0	$16.8	$14.3
Evergy Metro billings to Evergy Missouri West	33.1	36.0	67.8	75.3
Evergy Kansas Central billings to Evergy Metro	7.1	4.5	17.0	19.5
Evergy Metro billings to Evergy Kansas Central	28.2	19.5	53.9	67.6

Money Pool
Evergy Metro and Evergy Missouri West are authorized to participate in the Evergy, Inc. money pool, which is an internal financing arrangement in which funds may be lent on a short-term basis to Evergy Metro and Evergy Missouri West from Evergy, Inc. and between Evergy Metro and Evergy Missouri West. At June 30, 2021, Evergy Metro had a $95.0 million outstanding receivable from Evergy Missouri West and no outstanding payables under the money pool. At December 31, 2020, Evergy Metro had a $100.0 million outstanding receivable from Evergy Missouri West and no outstanding payables under the money pool. In July 2021, the Evergy, Inc. money pool was amended to include Evergy Kansas Central and Evergy Kansas South as participants.
Related Party Net Receivables and Payables
The following table summarizes Evergy Kansas Central's and Evergy Metro's related party net receivables and payables.

	June 30	December 31
	2021	2020
Evergy Kansas Central	(millions)
Net receivable from Evergy	$2.8	$0.1
Net payable to Evergy Metro	(23.5)	(21.7)
Net receivable from Evergy Missouri West	10.4	6.6

Evergy Metro
Net receivable from Evergy	$16.4	$15.7
Net receivable from Evergy Kansas Central	23.5	21.7
Net receivable from Evergy Missouri West	183.9	188.1

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

	June 30	December 31
	2021	2020
Evergy Kansas Central	(millions)
Income taxes receivable from Evergy	$41.3	$25.3

Evergy Metro
Income taxes receivable from (payable to) Evergy	$(2.1)	$3.2
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

	June 30	December 31
	2021	2020
Evergy Metro	(millions)
Right-of-use asset recorded within other long-term assets	$28.6	$28.9
Lease liability recorded in other current liabilities	0.7	0.7
Lease liability recorded in other long-term liabilities	27.9	28.2
12. SHAREHOLDERS' EQUITY
Bluescape Energy Partners, LLC (Bluescape) Securities Purchase Agreement
In February 2021, Evergy entered into a securities purchase agreement with an affiliate of Bluescape. Pursuant to the securities purchase agreement, an affiliate of Bluescape agreed to purchase 2,269,447 shares of Evergy’s common stock for approximately $113.2 million and to receive a warrant to purchase up to 3,950,000 additional shares of Evergy’s common stock. Under the terms of the warrant, Evergy will have the option to elect a net cash settlement with respect to the exercise of the warrant under certain circumstances, or to net settle in shares of Evergy's common stock. The warrant expires three years from issuance and has an exercise price equal to $64.70 per share. Following the satisfaction of customary closing conditions, Evergy completed the sale of its common stock and warrant to the affiliate of Bluescape in April 2021 for $112.5 million, net of issuance costs of $0.7 million. The Executive Chairman of Bluescape, C. John Wilder, joined the Evergy Board in March 2021.

13. TAXES
Components of income tax expense are detailed in the following tables.

Evergy
	Three Months Ended June 30		Year to Date June 30
	2021	2020	2021	2020
Current income taxes	(millions)
Federal	$4.9	$(21.0)	$6.0	$(18.6)
State	(2.4)	(6.9)	(0.5)	(7.3)
Total	2.5	(27.9)	5.5	(25.9)
Deferred income taxes
Federal	15.0	30.8	32.7	36.8
State	3.2	33.4	7.0	36.2
Total	18.2	64.2	39.7	73.0
Investment tax credit
Deferral	0.4	—	0.4	—
Amortization	(1.5)	(2.6)	(3.0)	(3.3)
Total	(1.1)	(2.6)	(2.6)	(3.3)
Income tax expense	$19.6	$33.7	$42.6	$43.8

Evergy Kansas Central
	Three Months Ended June 30		Year to Date June 30
	2021	2020	2021	2020
Current income taxes	(millions)
Federal	$12.0	$(12.1)	$19.5	$12.1
State	0.3	(6.5)	1.5	(6.9)
Total	12.3	(18.6)	21.0	5.2
Deferred income taxes
Federal	(5.7)	(10.4)	1.0	(28.6)
State	0.6	150.2	2.9	152.8
Total	(5.1)	139.8	3.9	124.2
Investment tax credit
Deferral	0.4	—	0.4	—
Amortization	(1.1)	(2.3)	(2.2)	(2.7)
Total	(0.7)	(2.3)	(1.8)	(2.7)
Income tax expense	$6.5	$118.9	$23.1	$126.7

Evergy Metro
	Three Months Ended June 30		Year to Date June 30
	2021	2020	2021	2020
Current income taxes	(millions)
Federal	$21.0	$(11.1)	$48.1	$0.5
State	—	(0.2)	1.2	1.0
Total	21.0	(11.3)	49.3	1.5
Deferred income taxes
Federal	(9.0)	26.2	(31.0)	16.7
State	0.4	(37.3)	(0.4)	(37.7)
Total	(8.6)	(11.1)	(31.4)	(21.0)
Investment tax credit amortization	(0.3)	(0.2)	(0.7)	(0.5)
Income tax expense (benefit)	$12.1	$(22.6)	$17.2	$(20.0)
Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Evergy
	Three Months Ended June 30		Year to Date June 30
	2021	2020	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Effect of:
COLI policies	(1.1)	(1.6)	(1.0)	(1.6)
State income taxes	0.1	3.6	1.0	3.2
Flow through depreciation for plant-related differences	(6.4)	(5.0)	(6.1)	(4.7)
Federal tax credits	(3.1)	(4.6)	(3.1)	(4.6)
Non-controlling interest	(0.3)	(0.3)	(0.3)	(0.3)
AFUDC equity	(0.6)	(0.7)	(0.7)	(0.6)
Amortization of federal investment tax credits	(0.5)	(0.5)	(0.4)	(0.5)
State tax rate change	—	8.1	—	5.5
Stock compensation	(0.1)	(0.4)	—	(0.2)
Officer compensation limitation	0.5	0.2	0.4	0.2
Other	(0.1)	—	(0.8)	—
Effective income tax rate	9.4%	19.8%	10.0%	17.4%

Evergy Kansas Central
	Three Months Ended June 30		Year to Date June 30
	2021	2020	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Effect of:
COLI policies	(1.6)	(3.0)	(1.7)	(3.0)
State income taxes	0.4	4.4	1.0	3.6
Flow through depreciation for plant-related differences	(5.2)	0.1	(3.8)	—
Federal tax credits	(5.1)	(6.9)	(5.3)	(6.8)
Non-controlling interest	(0.5)	(0.6)	(0.5)	(0.6)
AFUDC equity	(0.6)	(1.6)	(0.7)	(1.1)
Amortization of federal investment tax credits	(0.5)	(0.7)	(0.5)	(0.7)
State tax rate change	—	134.0	—	75.6
Stock compensation	(0.3)	(0.5)	(0.1)	(0.3)
Officer compensation limitation	0.2	—	0.2	—
Other	(0.4)	—	(1.5)	0.1
Effective income tax rate	7.4%	146.2%	8.1%	87.8%

Evergy Metro
	Three Months Ended June 30		Year to Date June 30
	2021	2020	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Effect of:
COLI policies	(0.3)	(0.3)	(0.3)	(0.2)
State income taxes	0.4	3.3	0.4	3.0
Flow through depreciation for plant-related differences	(8.3)	(9.5)	(8.2)	(9.0)
Federal tax credits	(0.7)	(2.4)	(0.6)	(2.4)
AFUDC equity	(0.6)	0.1	(0.6)	—
Amortization of federal investment tax credits	(0.4)	(0.4)	(0.4)	(0.4)
State tax rate change	—	(40.1)	—	(29.7)
Stock compensation	—	(0.3)	0.1	(1.1)
Officer compensation limitation	1.0	0.6	0.9	0.4
Other	(0.1)	(0.1)	0.1	—
Effective income tax rate	12.0%	(28.1)%	12.4%	(18.4)%
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
The changes to the Evergy Companies' net deferred income tax liabilities included in rate base were offset by corresponding changes in regulatory liabilities. The net regulatory liabilities will be refunded to customers in future rates by amortizing the amounts related to plant assets over the remaining useful life of the assets, and amortizing the amounts related to other items over a period to be determined in a future rate case. The changes to the Evergy Companies' unamortized investment tax credits were related to the portion of certain Kansas income tax credits that were not expected to be used after December 31, 2020. The amounts of income tax expense (benefit) recognized by the Evergy Companies related to the revaluation of deferred income taxes that will not be recovered from or refunded to customers in future rates primarily pertain to deferred tax adjustments related to the difference between Evergy's consolidated tax rate and the statutory tax rates used for setting rates at Evergy Kansas Central, Evergy Metro and Evergy Missouri West as well as deferred income tax adjustments related to non-regulated operations.
Prior to 2021, Evergy Kansas Central and Evergy Metro recovered the cost of Kansas corporate income taxes in rates from their customers at the prior statutory rate of 7%. In accordance with the provisions of the income tax exemption, Evergy Metro and Evergy Kansas Central filed a joint application with the KCC in July 2020 to reduce their retail rates to reflect their exemption from Kansas corporate income taxes beginning in 2021. In the joint application, Evergy Metro requested to implement its rate reduction in one phase, effective January 1, 2021, and Evergy Kansas Central requested to implement its rate reduction in three phases, effective January 1 in each of 2021, 2022 and 2023. In November 2020, the KCC approved Evergy Kansas Central's and Evergy Metro's joint application.
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
February 2021 Winter Weather Event
In February 2021, much of the central and southern United States, including the service territories of the Evergy Companies, experienced a significant winter weather event that resulted in extremely cold temperatures over a multi-day period. The February 2021 winter weather event resulted in an increase in the demand for natural gas used by the Evergy Companies for generating electricity and also contributed to the limited availability of other generation resources, including coal and renewables, within the SPP Integrated Marketplace. As part of the February 2021 winter weather event, Evergy incurred natural gas and purchased power costs, net of wholesale revenues, of $349.5 million. This $349.5 million of net fuel and purchased power costs was primarily driven by $292.7 million of costs at Evergy Missouri West and $128.2 million of costs at Evergy Kansas Central, partially offset by $71.4 million of net wholesale revenues at Evergy Metro. The amount of purchased power costs incurred by the Evergy Companies during the February 2021 winter weather event is subject to resettlement activity and further review by the SPP. This review and any subsequent resettlement activity could result in increases or decreases to the final amount of purchased power costs incurred by the Evergy Companies during the February 2021 winter weather event and these changes could be material.
As of June 30, 2021, the Evergy Companies have deferred substantially all of the fuel and purchased power costs, net of wholesale revenues, related to the February 2021 winter weather event to a regulatory asset or liability pursuant to their fuel recovery mechanisms and an emergency AAO issued by the KCC in February 2021. Further, in June 2021, Evergy Metro and Evergy Missouri West filed a joint request for an AAO with the MPSC regarding the deferral and subsequent recovery or refund of the February 2021 winter weather event amounts. While the Evergy Companies expect to recover substantially all of any increased fuel and purchased power costs related to the February 2021 winter weather event from customers, the timing of the cost recovery could be delayed or spread over a longer than typical recovery timeframe by the KCC or the MPSC to help moderate monthly customer bill impacts given the extraordinary nature of the February 2021 winter weather event.
The Evergy Companies also engage in limited non-regulated energy marketing activities in various regional power markets that have historically not had a significant impact on the Evergy Companies' results of operations. These energy marketing margins are recorded net in operating revenues on the Evergy Companies' statements of income and comprehensive income. As a result of the elevated market prices experienced in regional power markets across the central and southern United States driven by the February 2021 winter weather event discussed above, Evergy and Evergy Kansas Central recorded $95.0 million of energy marketing margins in 2021 related to the February 2021 winter weather event, primarily driven by activities in ERCOT. The amount of energy marketing margins recorded as a result of the February 2021 winter weather event is subject to resettlement activities and/or legislative action in Texas that could result in increases or decreases to the final amount of energy marketing margins earned by Evergy and Evergy Kansas Central as a result of the February 2021 winter weather event and these changes could be material.
See Note 1 to the consolidated financial statements for additional information regarding the February 2021 winter weather event.
Bluescape Securities Purchase Agreement
In February 2021, Evergy entered into a securities purchase agreement with an affiliate of Bluescape. Pursuant to the securities purchase agreement, an affiliate of Bluescape agreed to purchase 2,269,447 shares of Evergy’s common stock for approximately $113.2 million and to receive a warrant to purchase up to 3,950,000 additional shares of Evergy’s common stock. Under the terms of the warrant, Evergy will have the option to elect a net cash settlement with respect to the exercise of the warrant under certain circumstances, or to net settle in shares of Evergy's common stock. The warrant expires three years from issuance and has an exercise price equal to $64.70 per share. Following the satisfaction of customary closing conditions, Evergy completed the sale of its common stock and warrant to the affiliate of Bluescape in April 2021 for $112.5 million, net of issuance costs of $0.7 million. The Executive Chairman of Bluescape, C. John Wilder, joined the Evergy Board in March 2021.
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
Regulatory Proceedings
See Note 4 to the consolidated financial statements for information regarding regulatory proceedings.

Earnings Overview
The following table summarizes Evergy's net income and diluted EPS.

	Three Months Ended June 30			Year to Date June 30
	2021	Change	2020	2021	Change	2020
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$185.3	$51.9	$133.4	$376.9	$174.1	$202.8
Earnings per common share, diluted	0.81	0.22	0.59	1.65	0.76	0.89
Net income attributable to Evergy, Inc. increased for the three months ended June 30, 2021, compared to the same period in 2020, primarily due to higher retail sales driven by an increase in weather-normalized demand, lower operating and maintenance expenses and lower income tax expense.
Diluted EPS increased for the three months ended June 30, 2021, compared to the same period in 2020, primarily due to the increase in net income attributable to Evergy discussed above.
Net income attributable to Evergy, Inc. increased year to date June 30, 2021, compared to the same period in 2020, primarily due to non-regulated energy marketing margins related to the February 2021 winter weather event, higher retail sales driven by an increase in weather-normalized demand and favorable weather, lower operating and maintenance expenses and higher equity allowance for funds used during construction (AFUDC).
Diluted EPS increased year to date June 30, 2021, compared to the same period in 2020, primarily due to the increase in net income attributable to Evergy discussed above.
For additional information regarding the change in net income, refer to the Evergy Results of Operations section within this MD&A.
Adjusted Earnings (non-GAAP) and Adjusted EPS (non-GAAP)
Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) for the three months ended and year to date June 30, 2021, were $195.1 million or $0.85 per share and $320.5 million or $1.40 per share, respectively. For the three months ended and year to date June 30, 2020, Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) were $154.2 million or $0.68 per share and $248.4 million or $1.09 per share, respectively. In addition to net income attributable to Evergy, Inc. and diluted EPS, Evergy's management uses adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) to evaluate earnings and EPS without the income or costs resulting from non-regulated energy marketing margins from the February 2021 winter weather event, as well as costs resulting from executive transition, severance, advisor expenses and the revaluation of deferred tax assets and liabilities from the Kansas corporate income tax rate change.
Adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) are intended to enhance an investor's overall understanding of results. Management believes that adjusted earnings (non-GAAP) provides a meaningful basis for evaluating Evergy's operations across periods because it excludes certain items that management does not believe are indicative of Evergy's ongoing performance. Adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) are used internally to measure performance against budget and in reports for management and the Evergy Board. Adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) are financial measures that are not calculated in accordance with GAAP and may not be comparable to other companies' presentations or more useful than the GAAP information provided elsewhere in this report.

The following tables provide a reconciliation between net income attributable to Evergy, Inc. and diluted EPS as determined in accordance with GAAP and adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP).

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
Three Months Ended June 30	2021		2020
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$185.3	$0.81	$133.4	$0.59
Non-GAAP reconciling items:
Non-regulated energy marketing margin related to February 2021 winter weather event, pre-tax(a)	1.5	0.01	—	—
Non-regulated energy marketing costs related to February 2021 winter weather event, pre-tax(b)	2.0	0.01	—	—
Executive transition costs, pre-tax(c)	1.8	0.01	—	—
Severance costs, pre-tax(d)	1.2	—	(0.4)	—
Advisor expenses, pre-tax(e)	5.7	0.02	9.8	0.04
Income tax benefit(f)	(2.4)	(0.01)	(2.4)	(0.01)
Kansas corporate income tax change(g)	—	—	13.8	0.06
Adjusted earnings (non-GAAP)	$195.1	$0.85	$154.2	$0.68

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
Year to Date June 30	2021		2020
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$376.9	$1.65	$202.8	$0.89
Non-GAAP reconciling items:
Non-regulated energy marketing margin related to February 2021 winter weather event, pre-tax(a)	(95.0)	(0.42)	—	—
Non-regulated energy marketing costs related to February 2021 winter weather event, pre-tax(b)	4.0	0.02	—	—
Executive transition costs, pre-tax(c)	7.3	0.03	—	—
Severance costs, pre-tax(d)	2.8	0.01	26.6	0.12
Advisor expenses, pre-tax(e)	7.2	0.03	16.4	0.07
Income tax expense (benefit)(f)	17.3	0.08	(11.2)	(0.05)
Kansas corporate income tax change(g)	—	—	13.8	0.06
Adjusted earnings (non-GAAP)	$320.5	$1.40	$248.4	$1.09
(a)Reflects non-regulated energy marketing margins related to the February 2021 winter weather event and are included in operating revenues on the consolidated statements of comprehensive income.
(b)Reflects non-regulated energy marketing incentive compensation costs related to the February 2021 winter weather event and are included in operating and maintenance expense on the consolidated statements of comprehensive income.
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
(g)Reflects the revaluation of Evergy Kansas Central's, Evergy Metro's and Evergy Missouri West's deferred income tax assets and liabilities from the Kansas corporate income tax rate change and are included in income tax expense on the consolidated statements of comprehensive income.

Wolf Creek Refueling Outage
Wolf Creek's most recent refueling outage began in March 2021 and the unit returned to service in May 2021. Wolf Creek's next refueling outage is planned to begin in the third quarter of 2022.
ENVIRONMENTAL MATTERS
See Note 10 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 11 to the consolidated financial statements for information regarding related party transactions.
EVERGY RESULTS OF OPERATIONS
The following table summarizes Evergy's comparative results of operations.

	Three Months Ended June 30			Year to Date June 30
	2021	Change	2020	2021	Change	2020
	(millions)
Operating revenues	$1,236.2	$51.5	$1,184.7	$2,848.1	$546.7	$2,301.4
Fuel and purchased power	284.1	26.0	258.1	919.2	402.9	516.3
SPP network transmission costs	73.8	4.1	69.7	143.2	11.5	131.7
Operating and maintenance	259.9	(12.8)	272.7	535.4	(25.5)	560.9
Depreciation and amortization	225.2	3.6	221.6	444.5	4.4	440.1
Taxes other than income tax	97.9	7.0	90.9	192.8	9.6	183.2
Income from operations	295.3	23.6	271.7	613.0	143.8	469.2
Other income (expense), net	4.3	8.5	(4.2)	(3.8)	21.6	(25.4)
Interest expense	93.8	(5.7)	99.5	187.8	(7.9)	195.7
Income tax expense	19.6	(14.1)	33.7	42.6	(1.2)	43.8
Equity in earnings of equity method investees, net of income taxes	2.1	0.1	2.0	4.1	(0.1)	4.2
Net income	188.3	52.0	136.3	382.9	174.4	208.5
Less: Net income attributable to noncontrolling interests	3.0	0.1	2.9	6.0	0.3	5.7
Net income attributable to Evergy, Inc.	$185.3	$51.9	$133.4	$376.9	$174.1	$202.8

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

	Revenues and Expenses			MWhs Sold
Three Months Ended June 30	2021	Change	2020	2021	Change	2020
Retail revenues	(millions)			(thousands)
Residential	$459.8	$(16.9)	$476.7	3,459	(264)	3,723
Commercial	422.5	33.8	388.7	4,170	316	3,854
Industrial	150.0	10.7	139.3	2,073	174	1,899
Other retail revenues	9.5	0.4	9.1	35	3	32
Total electric retail	1,041.8	28.0	1,013.8	9,737	229	9,508
Wholesale revenues	70.0	22.7	47.3	3,486	(375)	3,861
Transmission revenues	90.4	8.2	82.2	N/A	N/A	N/A
Other revenues	34.0	(7.4)	41.4	N/A	N/A	N/A
Operating revenues	1,236.2	51.5	1,184.7	13,223	(146)	13,369
Fuel and purchased power	(284.1)	(26.0)	(258.1)
SPP network transmission costs	(73.8)	(4.1)	(69.7)
Utility gross margin (a)	878.3	21.4	856.9
Operating and maintenance	(259.9)	12.8	(272.7)
Depreciation and amortization	(225.2)	(3.6)	(221.6)
Taxes other than income tax	(97.9)	(7.0)	(90.9)
Income from operations	$295.3	$23.6	$271.7
(a) Utility gross margin is a non-GAAP financial measure. See explanation of utility gross margin above.

	Revenues and Expenses			MWhs Sold
Year to Date June 30	2021	Change	2020	2021	Change	2020
Retail revenues	(millions)			(thousands)
Residential	$856.5	$(22.7)	$879.2	7,421	120	7,301
Commercial	768.5	(4.9)	773.4	8,392	332	8,060
Industrial	283.6	3.7	279.9	4,131	233	3,898
Other retail revenues	16.9	(2.8)	19.7	66	1	65
Total electric retail	1,925.5	(26.7)	1,952.2	20,010	686	19,324
Wholesale revenues	557.5	446.7	110.8	7,799	1,064	6,735
Transmission revenues	176.4	18.6	157.8	N/A	N/A	N/A
Other revenues	188.7	108.1	80.6	N/A	N/A	N/A
Operating revenues	2,848.1	546.7	2,301.4	27,809	1,750	26,059
Fuel and purchased power	(919.2)	(402.9)	(516.3)
SPP network transmission costs	(143.2)	(11.5)	(131.7)
Utility gross margin (a)	1,785.7	132.3	1,653.4
Operating and maintenance	(535.4)	25.5	(560.9)
Depreciation and amortization	(444.5)	(4.4)	(440.1)
Taxes other than income tax	(192.8)	(9.6)	(183.2)
Income from operations	$613.0	$143.8	$469.2
(a) Utility gross margin is a non-GAAP financial measure. See explanation of utility gross margin above.

Evergy's utility gross margin increased $21.4 million for the three months ended June 30, 2021, compared to the same period in 2020, primarily driven by:
•an $8.2 million increase in transmission revenue due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2021;
•a $5.6 million increase related to TDC riders in 2021, primarily at Evergy Kansas Central; and
•a $4.1 million increase primarily due to higher retail sales driven by an increase in weather-normalized commercial and industrial demand partially offset by a decrease in weather-normalized residential demand; partially offset by unfavorable weather (cooling degree days decreased by 2%); partially offset by
•a $6.9 million decrease in revenues at Evergy Kansas Central and Evergy Metro due to rate reductions beginning January 1, 2021 in Kansas to reflect their exemption from Kansas corporate income taxes.
Evergy's utility gross margin increased $132.3 million year to date June 30, 2021, compared to the same period in 2020, primarily driven by:
•$95.0 million of non-regulated energy marketing margins recognized at Evergy Kansas Central related to the February 2021 winter weather event;
•a $20.9 million increase primarily due to higher retail sales driven by colder winter weather (heating degree days increased by 7%) and an increase in weather-normalized commercial and industrial demand, partially offset by a decrease in weather-normalized residential demand;
•an $18.6 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2021; and
•a $1.6 million net increase due to other impacts from the February 2021 winter weather event driven by:
◦a $33.9 million increase at Evergy Kansas Central driven by higher utility gross margin at its non-regulated 8% ownership share of JEC due to higher wholesale sales prices and MWhs sold in February 2021; partially offset by
◦a $20.9 million decrease at Evergy Missouri West driven by $14.6 million of increased fuel and purchased power costs in February 2021 that are not currently recoverable from customers through its fuel recovery mechanism and a $6.2 million decrease related to a special requirements contract with an industrial customer; and
◦an $11.4 million decrease at Evergy Metro primarily driven by jurisdictional allocation differences currently present between its fuel recovery mechanisms in Missouri and Kansas regarding its refund to customers for the net increase in wholesale revenues in February 2021; partially offset by
•a $14.1 million decrease in revenues at Evergy Kansas Central and Evergy Metro due to rate reductions beginning January 1, 2021 in Kansas to reflect their exemption from Kansas corporate income taxes.
Operating and Maintenance
Evergy's operating and maintenance expense decreased $12.8 million for the three months ended June 30, 2021, compared to the same period in 2020, primarily driven by:
•an $11.4 million decrease in credit loss expense at Evergy Kansas Central, Evergy Metro and Evergy Missouri West primarily due to increases made to the allowance for credit losses in 2020 related to the economic slowdown resulting from the COVID-19 pandemic and a lower level of write-offs in 2021;
•a $6.7 million decrease in various transmission and distribution operating and maintenance expenses primarily due to lower labor and contractor costs primarily driven by a higher mix of transmission capital projects in the second quarter of 2021 and a $2.2 million decrease in vegetation management costs in the second quarter of 2021; and
•a $4.1 million decrease in advisor expenses incurred in the second quarter of 2021 associated with strategic planning; partially offset by

•a $7.1 million increase in plant operating and maintenance expense at fossil-fuel generating units primarily due to a $5.2 million increase at Evergy Kansas Central primarily driven by $6.9 million of increases related to major maintenance outages at JEC and the State Line Generating Station in 2021;
•$2.0 million of costs at Evergy Kansas Central related to non-regulated energy marketing margins recognized during the February 2021 winter weather event; and
•$1.8 million of costs associated with executive transition in the second quarter of 2021, including severance agreements and other transition expenses.
Evergy's operating and maintenance expense decreased $25.5 million year to date June 30, 2021, compared to the same period in 2020, primarily driven by:
•a $23.7 million decrease in voluntary severance expenses due to a $17.1 million decrease at Evergy Kansas Central, Evergy Metro and Evergy Missouri West related to Evergy voluntary exit programs in 2020 and a $6.6 million decrease in voluntary severance expenses incurred at Evergy Kansas Central and Evergy Metro related to Wolf Creek voluntary exit programs in 2020;
•a $5.6 million decrease in various transmission and distribution operating and maintenance expenses primarily due to lower labor and contractor costs primarily driven by a higher mix of transmission capital projects in 2021 and a $1.4 million decrease in vegetation management costs in 2021;
•a $9.3 million decrease in credit loss expense at Evergy Kansas Central, Evergy Metro and Evergy Missouri West primarily due to increases made to the allowance for credit losses in 2020 related to the economic slowdown resulting from the COVID-19 pandemic and a lower level of write-offs in 2021; and
•a $9.2 million decrease in advisor expenses incurred in 2021 associated with strategic planning; partially offset by
•$7.3 million of costs associated with executive transition in 2021, including inducement bonuses, severance agreements and other transition expenses;
•a $6.8 million increase in plant operating and maintenance expense at fossil-fuel generating units primarily due to a $9.2 million increase at Evergy Kansas Central from a major maintenance outage at JEC in 2021;
•$4.0 million of costs at Evergy Kansas Central related to non-regulated energy marketing margins recognized during the February 2021 winter weather event; and
•a $2.7 million increase in property insurance expense due to a lower annual refund of nuclear insurance premiums received by Evergy Kansas Central and Evergy Metro in 2021 related to their ownership interests in Wolf Creek.
Taxes Other Than Income Tax
Evergy's taxes other than income tax increased $7.0 million for the three months ended June 30, 2021 and $9.6 million year to date June 30, 2021, compared to the same periods in 2020; driven by an increase in property taxes in Missouri and Kansas primarily due to higher assessed property tax values.
Other Income (Expense), Net
Evergy's other expense, net decreased $8.5 million for the three months ended June 30, 2021, compared to the same period in 2020, primarily driven by:
•a $4.0 million decrease due to higher Evergy Kansas Central and Evergy Metro equity AFUDC primarily due to higher construction work in progress balances in the second quarter of 2021;
•a $5.3 million decrease due to higher investment earnings primarily due to unrealized gains from equity investments in the second quarter of 2021; and
•a $2.2 million decrease due to recording higher Evergy Kansas Central corporate-owned life insurance (COLI) benefits in the second quarter of 2021.

Evergy's other expense, net decreased $21.6 million year to date June 30, 2021, compared to the same period in 2020, primarily driven by:
•a $9.7 million decrease due to higher Evergy Kansas Central and Evergy Metro equity AFUDC primarily due to lower short-term debt and higher construction work in progress balances in 2021;
•a $7.7 million decrease due to higher investment earnings primarily due to unrealized gains from equity investments in 2021;
•$3.1 million of other income recorded in 2021 related to a contract termination fee; and
•a $2.2 million decrease due to recording higher Evergy Kansas Central COLI benefits in 2021.
Income Tax Expense
Evergy's income tax expense decreased $14.1 million for the three months ended June 30, 2021, compared to the same period in 2020, primarily driven by:
•a $13.8 million decrease related to the revaluation of deferred income tax assets and liabilities in the second quarter of 2020 due to the change in the Kansas corporate income tax rate;
•an $8.7 million decrease as a result of the state of Kansas exempting certain public utilities, including Evergy Kansas Central and Evergy Metro, from Kansas corporate income tax beginning in 2021; and
•a $5.0 million decrease due to flow-through items primarily driven by higher amortization of excess deferred income taxes at Evergy Kansas Central; partially offset by
•an $11.3 million increase primarily due to higher Evergy Kansas Central and Evergy Metro pre-tax income in the second quarter of 2021.
Evergy's income tax expense decreased $1.2 million year to date June 30, 2021, compared to the same period in 2020, primarily driven by:
•an $18.9 million decrease as a result of the state of Kansas exempting certain public utilities, including Evergy Kansas Central and Evergy Metro, from Kansas corporate income tax beginning in 2021;
•a $14.0 million decrease due to flow-through items primarily driven by higher amortization of excess deferred income taxes at Evergy Kansas Central;
•a $13.8 million decrease related to the revaluation of deferred income tax assets and liabilities in the second quarter of 2020 due to the change in the Kansas corporate income tax rate; and
•a $2.5 million decrease due to higher wind and other income tax credits in 2021; partially offset by
•a $47.8 million increase due to higher Evergy Kansas Central and Evergy Metro pre-tax income in 2021.
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
Short-Term Borrowings
As of June 30, 2021, Evergy had $1.6 billion of available borrowing capacity under its master credit facility. The available borrowing capacity under the master credit facility consisted of $328.3 million for Evergy, Inc., $455.9 million for Evergy Kansas Central, $350.0 million for Evergy Metro and $452.0 million for Evergy Missouri West. The Evergy Companies' borrowing capacity under the master credit facility also supports their issuance of commercial paper. See Note 7 to the consolidated financial statements for more information regarding the master credit facility. Along with cash flows from operations and receivable sales facilities, Evergy generally uses borrowings under its master credit facility and the issuance of commercial paper to meet its day-to-day cash flow requirements. Evergy believes that its existing cash on hand and available borrowing capacity under its master credit facility provide sufficient liquidity for its existing capital requirements.
In May 2021, Evergy, Inc. established a commercial paper program supported by its borrowing capacity under the master credit facility.
Significant Debt Issuances
See Note 8 to the consolidated financial statements for information regarding significant debt issuances.
Equity Issuance
See Note 12 to the consolidated financial statements for information regarding Evergy's securities purchase agreement with an affiliate of Bluescape to purchase Evergy's common stock and a warrant that was completed in April 2021.
Pensions
Year to date June 30, 2021, Evergy made pension contributions of $41.7 million. Evergy expects to make additional pension contributions of $68.2 million in 2021 to satisfy ERISA funding requirements and KCC and MPSC rate orders, of which $11.1 million is expected to be paid by Evergy Kansas Central and $57.1 million is expected to be paid by Evergy Metro. Also in 2021, Evergy expects to make additional post-retirement benefit contributions of $3.8 million.
Debt Covenants
As of June 30, 2021, Evergy was in compliance with all debt covenants under the master credit facility and certain debt instruments that contain restrictions that require the maintenance of certain capitalization and leverage ratios. See Note 7 to the consolidated financial statements for more information.
Off-Balance Sheet Arrangements
Evergy's off-balance sheet arrangements were reported in the Evergy Companies' combined 2020 Form 10-K. See Note 8 to the consolidated financial statements for information regarding Evergy's agreement to unconditionally guarantee certain series of Evergy Missouri West long-term debt in April 2021.
Cash Flows
The following table presents Evergy's cash flows from operating, investing and financing activities.

Year to Date June 30	2021	2020
	(millions)
Cash Flows from Operating Activities	$224.6	$522.5
Cash Flows used in Investing Activities	(918.2)	(601.2)
Cash Flows from Financing Activities	607.1	231.7
Cash Flows from Operating Activities
Evergy's cash flows from operating activities decreased $297.9 million year to date June 30, 2021, compared to the same period in 2020, primarily driven by:
•$371.6 million of cash payments for net fuel and purchased power costs during the February 2021 winter weather event; and
•a $95.5 million increase in cash payments in 2021 due to the timing of payments made to taxing authorities for property tax payments as well as various suppliers and other service providers for goods and services purchased in the ordinary course of business; partially offset by
•$89.1 million of cash receipts related to non-regulated energy marketing margins earned during the February 2021 winter weather event; and

•a $76.2 million increase in cash receipts for retail electric sales in 2021 primarily driven by favorable weather and an increase in weather-normalized commercial and industrial demand, partially offset by a decrease in weather-normalized residential demand.
Cash Flows used in Investing Activities
Evergy's cash flows used in investing activities increased $317.0 million year to date June 30, 2021, compared to the same period in 2020, primarily driven by:
•a $255.5 million increase in additions to property, plant and equipment due to increases at Evergy Kansas Central, Evergy Metro and Evergy Missouri West of $110.7 million, $59.5 million and $84.0 million, respectively, primarily due to increased spending for a variety of capital projects including transmission and distribution projects related to grid resiliency and other infrastructure improvements; and
•a decrease of $57.1 million in proceeds from COLI investments, primarily from Evergy Kansas Central, due to a higher number of policy settlements in 2020.
Cash Flows from Financing Activities
Evergy's cash flows from financing activities increased $375.4 million year to date June 30, 2021, compared to the same period in 2020, primarily driven by:
•A $692.9 million increase in short-term debt borrowings primarily driven by:
◦a $278.2 million increase at Evergy Kansas Central primarily due to higher cash capital expenditures in 2021 and increased fuel and purchased power costs associated with the February 2021 winter weather event;
◦a $136.0 million increase at Evergy, Inc. primarily due to lower dividends from subsidiaries in 2021; and
◦a $109.4 million increase at Evergy Missouri West primarily due to higher cash capital expenditures in 2021 and increased fuel and purchased power costs associated with the February 2021 winter weather event; partially offset by the issuance of $500.0 million of Series A, B, and C Senior Notes in April 2021, of which a portion was used to repay outstanding commercial paper balances;
•$112.5 million of Evergy common stock issued in April 2021 pursuant to a securities purchase agreement with an affiliate of Bluescape; and
•a $51.0 million decrease in the repayment of borrowings against cash surrender value of corporate-owned life insurance primarily due to a higher number of policy settlements in 2020; partially offset by
•a $391.8 million decrease in proceeds from long-term debt, net due to Evergy Kansas Central's issuance of $500.0 million of 3.45% first mortgage bonds (FMBs) in April 2020 and Evergy Metro's issuance of $400.0 million of 2.25% Mortgage Bonds in May 2020; partially offset by Evergy Missouri West's issuance of $500.0 million of Series A, B and C Senior Notes in April 2021; and
•a $100.0 million increase in retirements of long-term debt, net due to Evergy's repayment of $350.0 of 4.85% Senior Notes in April 2021; partially offset by Evergy Kansas Central's repayment of $250.0 million of 5.10% FMBs in May 2020.

EVERGY KANSAS CENTRAL, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Kansas Central is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Kansas Central's comparative results of operations.

Year to Date June 30	2021	Change	2020
	(millions)
Operating revenues	$1,499.6	$368.7	$1,130.9
Fuel and purchased power	400.5	199.2	201.3
SPP network transmission costs	143.2	11.5	131.7
Operating and maintenance	261.0	22.1	238.9
Depreciation and amortization	231.8	6.2	225.6
Taxes other than income tax	102.3	4.6	97.7
Income from operations	360.8	125.1	235.7
Other income (expense), net	1.2	7.4	(6.2)
Interest expense	80.1	(7.3)	87.4
Income tax expense	23.1	(103.6)	126.7
Equity in earnings of equity method investees, net of income taxes	1.9	(0.3)	2.2
Net income	260.7	243.1	17.6
Less: Net income attributable to noncontrolling interests	6.0	0.3	5.7
Net income attributable to Evergy Kansas Central, Inc.	$254.7	$242.8	$11.9
Evergy Kansas Central Utility Gross Margin and MWh Sales
The following table summarizes Evergy Kansas Central's utility gross margin and MWhs sold and provides a reconciliation of utility gross margin to income from operations.

	Revenues and Expenses			MWhs Sold
Year to Date June 30	2021	Change	2020	2021	Change	2020
Retail revenues	(millions)			(thousands)
Residential	$375.0	$10.4	$364.6	3,000	11	2,989
Commercial	318.8	13.0	305.8	3,291	93	3,198
Industrial	188.0	9.1	178.9	2,638	177	2,461
Other retail revenues	8.4	(0.5)	8.9	20	(1)	21
Total electric retail	890.2	32.0	858.2	8,949	280	8,669
Wholesale revenues	325.9	226.5	99.4	5,337	1,545	3,792
Transmission revenues	159.6	17.3	142.3	N/A	N/A	N/A
Other revenues	123.9	92.9	31.0	N/A	N/A	N/A
Operating revenues	1,499.6	368.7	1,130.9	14,286	1,825	12,461
Fuel and purchased power	(400.5)	(199.2)	(201.3)
SPP network transmission costs	(143.2)	(11.5)	(131.7)
Utility gross margin (a)	955.9	158.0	797.9
Operating and maintenance	(261.0)	(22.1)	(238.9)
Depreciation and amortization	(231.8)	(6.2)	(225.6)
Taxes other than income tax	(102.3)	(4.6)	(97.7)
Income from operations	$360.8	$125.1	$235.7
(a)Utility gross margin is a non-GAAP financial measure.  See explanation of utility gross margin under Evergy's Results of Operations.

Evergy Kansas Central's utility gross margin increased $158.0 million year to date June 30, 2021, compared to the same period in 2020, primarily driven by:
•$95.0 million of non-regulated energy marketing margins recognized during the February 2021 winter weather event;
•a $33.9 million increase due to other impacts from the February 2021 winter weather event driven by higher utility gross margin at Evergy Kansas Central's non-regulated 8% ownership share of JEC due to higher wholesale sales prices and MWhs sold in February 2021;
•a $17.3 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2021;
•a $9.1 million increase primarily due to higher retail sales driven by an increase in weather-normalized commercial and industrial demand partially offset by a decrease in weather-normalized residential demand; and
•a $2.6 million increase related to Evergy Kansas Central's TDC rider in 2021; partially offset by
•a $10.1 million decrease in revenues due to rate reductions beginning January 1, 2021 in Kansas to reflect the exemption of Evergy Kansas Central from Kansas corporate income taxes.
Evergy Kansas Central Operating and Maintenance
Evergy Kansas Central's operating and maintenance expense increased $22.1 million year to date June 30, 2021, compared to the same period in 2020, primarily driven by:
•a $14.4 million increase in various administrative and general operating and maintenance expenses primarily driven by an increase in costs billed for common use assets from Evergy Metro in 2021 primarily related to software assets placed into service in the third quarter of 2020;
•an $8.4 million increase in plant operating and maintenance expense at fossil-fuel generating units primarily due to a $9.2 million increase from a major maintenance outage at JEC in 2021;
•$4.0 million of costs related to non-regulated energy marketing margins recognized during the February 2021 winter weather event;
•$3.7 million of costs associated with executive transition in 2021, including inducement bonuses, severance agreements and other transition expenses; and
•a $1.4 million increase in property insurance expense due to a lower annual refund of nuclear insurance premiums received by Evergy Kansas Central in 2021 related to its ownership interest in Wolf Creek; partially offset by
•an $11.9 million decrease in voluntary severance expenses due to an $8.6 million decrease related to Evergy voluntary exit programs in 2020 and a $3.3 million decrease in voluntary severance expenses related to Wolf Creek voluntary exit programs in 2020; and
•a $2.5 million decrease in credit loss expense primarily due to increases made to the allowance for credit losses in 2020 related to the economic slowdown resulting from the COVID-19 pandemic and a lower level of write-offs in 2021.
Evergy Kansas Central Taxes Other Than Income Tax
Evergy Kansas Central's taxes other than income tax increased $4.6 million year to date June 30, 2021, compared to the same period in 2020; driven by an increase in property taxes in Kansas primarily due to higher assessed property tax values.

Evergy Kansas Central Other Income (Expense), Net
Evergy Kansas Central's other expense, net decreased $7.4 million year to date June 30, 2021, compared to the same period in 2020, primarily driven by:
•a $4.8 million decrease due to higher equity AFUDC primarily due to lower short-term debt and higher construction work in progress balances in 2021;
•a $2.2 million decrease due to recording higher COLI benefits in 2021; and
•$1.4 million of other income recorded in 2021 related to a contract termination fee.
Evergy Kansas Central Interest Expense
Evergy Kansas Central's interest expense decreased $7.3 million year to date June 30, 2021, compared to the same period in 2020, primarily driven by:
•a $2.2 million net decrease due to the repayment of Evergy Kansas Central's $250.0 million of 5.10% FMBs in May 2020, which decreased interest expense by $6.9 million, partially offset by a $4.7 million increase due to the issuance of Evergy Kansas Central's $500.0 million of 3.45% FMBs in April 2020; and
•a $4.6 million decrease in interest on short-term borrowings primarily due to lower commercial paper balances and weighted-average interest rates on borrowings in 2021.
Evergy Kansas Central Income Tax Expense
Evergy Kansas Central's income tax expense decreased $103.6 million year to date June 30, 2021, compared to the same period in 2020, primarily driven by:
•a $109.0 million decrease related to the revaluation of deferred income tax assets and liabilities in the second quarter of 2020 due to the change in the Kansas corporate income tax rate;
•a $13.4 million decrease as a result of the state of Kansas exempting certain public utilities, including Evergy Kansas Central, from Kansas corporate income tax beginning in January 2021;
•a $10.5 million decrease due to flow-through items primarily driven by higher amortization of excess deferred income taxes; and
•a $5.8 million decrease due to higher wind and other income tax credits in 2021; partially offset by
•a $37.0 million increase due to higher Evergy Kansas Central pre-tax income in 2021.

EVERGY METRO, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Metro is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Metro's comparative results of operations.

Year to Date June 30	2021	Change	2020
	(millions)
Operating revenues	$954.9	$155.1	$799.8
Fuel and purchased power	356.1	162.3	193.8
Operating and maintenance	175.1	(29.3)	204.4
Depreciation and amortization	156.8	(7.4)	164.2
Taxes other than income tax	64.6	3.4	61.2
Income from operations	202.3	26.1	176.2
Other expense, net	(8.1)	3.3	(11.4)
Interest expense	55.4	(0.9)	56.3
Income tax expense (benefit)	17.2	37.2	(20.0)
Net income	$121.6	$(6.9)	$128.5
Evergy Metro Utility Gross Margin and MWh Sales
The following table summarizes Evergy Metro's utility gross margin and MWhs sold and provides a reconciliation of utility gross margin to income from operations.

	Revenues and Expenses			MWhs Sold
Year to Date June 30	2021	Change	2020	2021	Change	2020
Retail revenues	(millions)			(thousands)
Residential	$296.1	$(34.9)	$331.0	2,638	49	2,589
Commercial	320.6	(24.2)	344.8	3,523	132	3,391
Industrial	56.0	(7.0)	63.0	809	(12)	821
Other retail revenues	4.9	(1.3)	6.2	36	1	35
Total electric retail	677.6	(67.4)	745.0	7,006	170	6,836
Wholesale revenues	213.3	206.3	7.0	1,743	(920)	2,663
Transmission revenues	8.5	1.6	6.9	N/A	N/A	N/A
Other revenues	55.5	14.6	40.9	N/A	N/A	N/A
Operating revenues	954.9	155.1	799.8	8,749	(750)	9,499
Fuel and purchased power	(356.1)	(162.3)	(193.8)
Utility gross margin (a)	598.8	(7.2)	606.0
Operating and maintenance	(175.1)	29.3	(204.4)
Depreciation and amortization	(156.8)	7.4	(164.2)
Taxes other than income tax	(64.6)	(3.4)	(61.2)
Income from operations	$202.3	$26.1	$176.2
(a)Utility gross margin is a non-GAAP financial measure.  See explanation of utility gross margin under Evergy's Results of Operations.
Evergy Metro's utility gross margin decreased $7.2 million year to date June 30, 2021, compared to the same period in 2020, primarily driven by:
•an $11.4 million decrease due to impacts from the February 2021 winter weather event primarily driven by jurisdictional allocation differences currently present between Evergy Metro's fuel recovery mechanisms in

Missouri and Kansas regarding its refund to customers for the net increase in wholesale revenues in February 2021; and
•a $4.1 million decrease in revenues due to a rate reduction beginning January 1, 2021 in Kansas to reflect Evergy Metro's exemption from Kansas corporate income taxes; partially offset by
•an $8.3 million increase primarily due to higher retail sales driven by favorable weather (heating degree days increased by 4% and cooling degree days increased by 10%).
Evergy Metro Operating and Maintenance
Evergy Metro's operating and maintenance expense decreased $29.3 million year to date June 30, 2021, compared to the same period in 2020, primarily driven by:
•a $9.1 million decrease in voluntary severance expenses due to a $5.8 million decrease related to Evergy voluntary exit programs in 2020 and a $3.3 million decrease in voluntary severance expenses related to Wolf Creek voluntary exit programs in 2020;
•a $7.8 million decrease in various administrative and general operating and maintenance expenses primarily driven by an increase in costs billed for common use assets to Evergy Kansas Central in 2021 primarily related to software assets placed into service in the third quarter of 2020;
•a $4.4 million decrease in credit loss expense primarily due to increases made to the allowance for credit losses in 2020 related to the economic slowdown resulting from the COVID-19 pandemic and a lower level of write-offs in 2021; and
•a $1.7 million decrease in various transmission and distribution operating and maintenance expenses primarily due to lower contractor costs primarily driven by a higher mix of transmission capital projects in 2021 and a $0.7 million decrease in vegetation management costs in 2021; partially offset by
•$2.4 million of costs associated with executive transition in 2021, including inducement bonuses, severance agreements and other transition expenses; and
•a $1.3 million increase in property insurance expense due to a lower annual refund of nuclear insurance premiums received in 2021 by Evergy Metro related to its ownership interest in Wolf Creek.
Evergy Metro Other Expense, Net
Evergy Metro's other expense, net decreased $3.3 million year to date June 30, 2021, compared to the same period in 2020, driven by a $4.7 million increase in equity AFUDC primarily due to lower short-term debt and higher construction work in progress balances in 2021.
Evergy Metro Interest Expense
Evergy Metro's interest expense decreased $0.9 million year to date June 30, 2021, compared to the same period in 2020, primarily driven by a $0.7 million increase in debt AFUDC primarily due to higher construction work in progress balances in 2021.
Evergy Metro Income Tax Expense
Evergy Metro's income tax expense increased $37.2 million year to date June 30, 2021, compared to the same period in 2020, primarily driven by:
•a $32.2 million increase related to the revaluation of deferred income tax assets and liabilities in the second quarter of 2020 due to the change in the Kansas corporate income tax rate; and
•a $9.6 million increase due to higher Evergy Metro pre-tax income in 2021; partially offset by
•a $5.7 million decrease as a result of the state of Kansas exempting certain public utilities, including Evergy Metro, from Kansas corporate income tax beginning in 2021.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Kansas Central’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Metro’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities
The following table provides information regarding purchases by Evergy of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2021.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased(a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - 30	—	—	—	—
May 1 - 31	1,241	$62.12	—	—
June 1 - 30	9,385	$62.15	—	—
Total	10,626	$62.15	—	—
(a) Represents shares Evergy purchased for withholding taxes related to the vesting of restricted stock units.
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
Investors should note that the Evergy Companies announce material financial information in SEC filings, press releases and public conference calls. In accordance with SEC guidelines, the Evergy Companies also use the Investor Relations section of their website, www.evergy.com, to communicate with investors. It is possible that the financial and other information posted there could be deemed to be material information. The information on the Evergy Companies' website is not part of this document.

ITEM 6. EXHIBITS

Exhibit Number		Description of Document	Registrant

4.1	*	Note Purchase Agreement, dated April 20, 2021, among Evergy Missouri West, Evergy and the purchasers party thereto (Exhibit 4.1 to Evergy's Current Report on Form 8-K filed on April 20, 2021).	Evergy

10.1	*	Registration Rights Agreement, dated April 14, 2021, by and between Evergy, Inc. and BEP Special Situations V LLC (Exhibit 10.1 to Form 8-K filed on April 14, 2021).	Evergy

10.2	*	Warrant No. 1 issued by Evergy, Inc. on April 14, 2021 (Exhibit 10.2 to Form 8-K filed on April 14, 2021).	Evergy

10.3	*
Guaranty Agreement, dated April 20, 2021, issued by Evergy in favor of the holders of Evergy Missouri West, Inc.'s 2.86% Series A Senior Notes due 2031, 3.01% Series B Senior Notes due 2033 and 3.21% Series C Senior Notes due 2033 (Exhibit 10.1 to Evergy's Current Report on Form 8-K filed on April 20, 2021).
Evergy

10.4	*
Guaranty Agreement, dated April 20, 2021, issued by Evergy in favor of the holders of Evergy Missouri West, Inc.'s 3.49% Senior Notes, Series A, due 2025, 4.06% Senior Notes, Series B, due 2033 and 4.74% Senior Notes, Series C, due 2043 (Exhibit 10.2 to Evergy's Current Report on Form 8-K filed on April 20, 2021).
Evergy

10.5	*
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

EVERGY, INC.

Dated:	August 4, 2021	By: /s/ Kirkland B. Andrews
(Kirkland B. Andrews)
(Executive Vice President and Chief Financial Officer)

EVERGY KANSAS CENTRAL, INC.

Dated:	August 4, 2021	By: /s/ Kirkland B. Andrews
(Kirkland B. Andrews)
(Executive Vice President and Chief Financial Officer)

EVERGY METRO, INC.

Dated:	August 4, 2021	By: /s/ Kirkland B. Andrews
(Kirkland B. Andrews)
(Executive Vice President and Chief Financial Officer)