Form 10-Q
period 2021-09-30
Evergy, Inc.; EVERGY METRO, INC.; EVERGY KANSAS CENTRAL, INC.
filed 2021-11-03
CIK 1711269, 54476, 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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

On October 29, 2021, Evergy, Inc. had 229,302,700 shares of common stock outstanding.  On October 29, 2021, Evergy Metro, Inc. and Evergy Kansas Central, Inc. each had one share of common stock outstanding and held by Evergy, Inc.

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

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this document that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. Forward-looking statements include, but are not limited to, statements relating to Evergy's strategic plan, including, without limitation, those related to earnings per share, dividend, operating and maintenance expense and capital investment goals; the outcome of legislative efforts and regulatory and legal proceedings; future energy demand; future power prices; plans with respect to existing and potential future generation resources; the availability and cost of generation resources and energy storage; target emissions reductions; and other matters relating to expected financial performance or affecting future operations. Forward-looking statements are often accompanied by forward-looking words such as "anticipates," "believes," "expects," "estimates," "forecasts," "should," "could," "may," "seeks," "intends," "proposed," "projects," "planned," "target," "outlook," "remain confident," "goal," "will" or other words of similar meaning. Forward-looking statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the forward-looking information.
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

This list of factors is not all-inclusive because it is not possible to predict all factors. You should also carefully consider the information contained in our other filings with the Securities and Exchange Commission (SEC). Additional risks and uncertainties are discussed in the Annual Report on Form 10-K for the year ended December 31, 2020 filed by the Evergy Companies with the SEC, and from time to time in current reports on Form 8-K and quarterly reports on Form 10-Q filed by the Evergy Companies with the SEC. Each forward-looking statement speaks only as of the date of the particular statement. The Evergy Companies undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.
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

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AAO	Accounting authority order
ACE	Affordable Clean Energy
AEP	American Electric Power Company, Inc.
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income
AROs	Asset retirement obligations
Bluescape	Bluescape Energy Partners, LLC
BSER	Best system of emission reduction
CAA	Clean Air Act Amendments of 1990
CCRs	Coal combustion residuals
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
COVID-19	Coronavirus
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution
ELG	Effluent limitations guidelines
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERCOT	Electric Reliability Council of Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERSP	Earnings Review and Sharing Plan
Evergy	Evergy, Inc. and its consolidated subsidiaries
Evergy Board	Evergy Board of Directors
Evergy Companies	Evergy, Evergy Kansas Central, and Evergy Metro, collectively, which are individual registrants within the Evergy consolidated group
Evergy Kansas Central	Evergy Kansas Central, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Kansas South	Evergy Kansas South, Inc., a wholly-owned subsidiary of Evergy Kansas Central
Evergy Metro	Evergy Metro, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Missouri West	Evergy Missouri West, Inc., a wholly-owned subsidiary of Evergy
Evergy Transmission Company	Evergy Transmission Company, LLC
Exchange Act	The Securities Exchange Act of 1934, as amended
February 2021 winter weather event	Significant winter weather event in February 2021 that resulted in extremely cold temperatures over a multi-day period across much of the central and southern United States
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
Great Plains Energy	Great Plains Energy Incorporated
JEC	Jeffrey Energy Center
KCC	State Corporation Commission of the State of Kansas

Abbreviation or Acronym	Definition
KDHE	Kansas Department of Health & Environment
kV	Kilovolt
kWh	Kilowatt hour
LEC	Lawrence Energy Center
MDNR	Missouri Department of Natural Resources
MECG	Midwest Energy Consumers Group
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
OCI	Other comprehensive income
OPC	Office of the Public Counsel
Prairie Wind	Prairie Wind Transmission, LLC, 50% owned by Evergy Kansas Central
RSU	Restricted share unit
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SIP	State implementation plan
SPP	Southwest Power Pool, Inc.
TDC	Transmission delivery charge
TFR	Transmission formula rate
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by Evergy Transmission Company
UFSA	Utility Financing and Securitization Act
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30 2021	December 31 2020
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$25.3	$144.9
Receivables, net of allowance for credit losses of $19.0 and $19.3, respectively	335.1	273.9
Accounts receivable pledged as collateral	395.0	360.0
Fuel inventory and supplies	545.0	504.5
Income taxes receivable	63.3	62.9
Regulatory assets	331.5	206.2
Prepaid expenses and other assets	106.6	71.9
Total Current Assets	1,801.8	1,624.3
PROPERTY, PLANT AND EQUIPMENT, NET	20,603.9	19,951.0
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	149.6	154.9
OTHER ASSETS:
Regulatory assets	2,003.9	1,868.2
Nuclear decommissioning trust fund	732.0	652.1
Goodwill	2,336.6	2,336.6
Other	554.3	527.7
Total Other Assets	5,626.8	5,384.6
TOTAL ASSETS	$28,182.1	$27,114.8
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30 2021	December 31 2020
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$471.4	$436.4
Current maturities of long-term debt of variable interest entities	—	18.8
Notes payable and commercial paper	620.5	315.0
Collateralized note payable	395.0	360.0
Accounts payable	437.0	654.0
Accrued taxes	313.7	143.8
Accrued interest	118.4	123.4
Regulatory liabilities	73.1	26.1
Asset retirement obligations	26.5	40.2
Accrued compensation and benefits	50.9	55.5
Other	164.1	182.6
Total Current Liabilities	2,670.6	2,355.8
LONG-TERM LIABILITIES:
Long-term debt, net	9,297.3	9,190.9
Deferred income taxes	1,829.3	1,664.8
Unamortized investment tax credits	182.7	186.7
Regulatory liabilities	2,676.6	2,638.8
Pension and post-retirement liability	988.7	1,149.4
Asset retirement obligations	920.1	901.7
Other	304.8	308.2
Total Long-Term Liabilities	16,199.5	16,040.5
Commitments and Contingencies (Note 10)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value 229,301,079 and 226,836,670 shares issued, stated value	7,201.8	7,080.0
Retained earnings	2,161.3	1,702.8
Accumulated other comprehensive loss	(45.3)	(49.4)
Total Evergy, Inc. Shareholders' Equity	9,317.8	8,733.4
Noncontrolling Interests	(5.8)	(14.9)
Total Equity	9,312.0	8,718.5
TOTAL LIABILITIES AND EQUITY	$28,182.1	$27,114.8
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended September 30		Year to Date September 30
	2021	2020	2021	2020
	(millions, except per share amounts)
OPERATING REVENUES	$1,616.5	$1,517.6	$4,464.6	$3,819.0
OPERATING EXPENSES:
Fuel and purchased power	355.8	316.2	1,275.0	832.5
SPP network transmission costs	73.6	66.1	216.8	197.8
Operating and maintenance	265.2	304.6	800.6	865.5
Depreciation and amortization	225.0	218.0	669.5	658.1
Taxes other than income tax	96.2	91.0	289.0	274.2
Total Operating Expenses	1,015.8	995.9	3,250.9	2,828.1
INCOME FROM OPERATIONS	600.7	521.7	1,213.7	990.9
OTHER INCOME (EXPENSE):
Investment earnings	8.8	1.7	18.8	4.0
Other income	11.0	7.1	36.9	17.0
Other expense	(19.2)	(20.1)	(58.9)	(57.7)
Total Other Income (Expense), Net	0.6	(11.3)	(3.2)	(36.7)
Interest expense	93.6	94.8	281.4	290.5
INCOME BEFORE INCOME TAXES	507.7	415.6	929.1	663.7
Income tax expense	57.2	50.0	99.8	93.8
Equity in earnings of equity method investees, net of income taxes	2.0	1.9	6.1	6.1
NET INCOME	452.5	367.5	835.4	576.0
Less: Net income attributable to noncontrolling interests	3.1	3.0	9.1	8.7
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$449.4	$364.5	$826.3	$567.3
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO EVERGY, INC. (see Note 1)
Basic earnings per common share	$1.96	$1.60	$3.61	$2.50
Diluted earnings per common share	$1.95	$1.60	$3.60	$2.49
AVERAGE COMMON SHARES OUTSTANDING
Basic	229.7	227.3	228.8	227.2
Diluted	230.2	227.5	229.3	227.5
COMPREHENSIVE INCOME
NET INCOME	$452.5	$367.5	$835.4	$576.0
Derivative hedging activity
Reclassification to expenses, net of tax	1.3	1.4	4.1	1.7
Derivative hedging activity, net of tax	1.3	1.4	4.1	1.7
Defined benefit pension plans
Amortization of net losses included in net periodic benefit costs, net of tax	—	—	—	(0.1)
Change in unrecognized pension expense, net of tax	—	—	—	(0.1)
Total other comprehensive income	1.3	1.4	4.1	1.6
COMPREHENSIVE INCOME	453.8	368.9	839.5	577.6
Less: comprehensive income attributable to noncontrolling interest	3.1	3.0	9.1	8.7
COMPREHENSIVE INCOME ATTRIBUTABLE TO EVERGY, INC.	$450.7	$365.9	$830.4	$568.9
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2021	2020
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$835.4	$576.0
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	669.5	658.1
Amortization of nuclear fuel	35.7	43.8
Amortization of deferred refueling outage	18.8	19.1
Amortization of corporate-owned life insurance	18.5	14.8
Non-cash compensation	11.4	12.1
Net deferred income taxes and credits	98.6	136.5
Allowance for equity funds used during construction	(20.8)	(9.9)
Payments for asset retirement obligations	(10.0)	(11.0)
Equity in earnings of equity method investees, net of income taxes	(6.1)	(6.1)
Income from corporate-owned life insurance	(13.7)	(6.8)
Other	(4.5)	0.7
Changes in working capital items:
Accounts receivable	(39.6)	(68.6)
Accounts receivable pledged as collateral	(35.0)	(56.0)
Fuel inventory and supplies	(40.0)	(30.0)
Prepaid expenses and other current assets	(167.9)	20.9
Accounts payable	(206.8)	(87.5)
Accrued taxes	169.5	192.3
Other current liabilities	(14.1)	(43.9)
Changes in other assets	(308.7)	88.4
Changes in other liabilities	45.8	(21.2)
Cash Flows from Operating Activities	1,036.0	1,421.7
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,394.7)	(1,058.1)
Purchase of securities - trusts	(108.4)	(50.3)
Sale of securities - trusts	95.3	44.2
Investment in corporate-owned life insurance	(13.5)	(16.4)
Proceeds from investment in corporate-owned life insurance	76.3	60.6
Other investing activities	(4.1)	(9.9)
Cash Flows used in Investing Activities	(1,349.1)	(1,029.9)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	301.6	(361.9)
Collateralized short-term borrowings, net	35.0	56.0
Issuance of common stock	112.5	—
Proceeds from long-term debt	497.3	889.3
Retirements of long-term debt	(351.1)	(251.1)
Retirements of long-term debt of variable interest entities	(18.8)	(32.3)
Borrowings against cash surrender value of corporate-owned life insurance	53.1	54.5
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(62.1)	(52.5)
Cash dividends paid	(366.7)	(343.6)
Other financing activities	(7.3)	(11.8)
Cash Flows from (used in) Financing Activities	193.5	(53.4)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(119.6)	338.4
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	144.9	23.2
End of period	$25.3	$361.6
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	AOCI	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2019	226,641,443	$7,070.4	$1,551.5	$(50.0)	$(26.6)	$8,545.3
Net income	—	—	69.4	—	2.8	72.2
Issuance of stock compensation and reinvested dividends, net of tax withholding	97,305	(3.0)	—	—	—	(3.0)
Dividends declared on common stock ($0.505 per share)	—	—	(114.5)	—	—	(114.5)
Dividend equivalents declared	—	—	(0.7)	—	—	(0.7)
Stock compensation expense	—	4.6	—	—	—	4.6
Derivative hedging activity, net of tax	—	—	—	1.3	—	1.3
Other	—	0.2	—	—	—	0.2
Balance as of March 31, 2020	226,738,748	7,072.2	1,505.7	(48.7)	(23.8)	8,505.4
Net income	—	—	133.4	—	2.9	136.3
Issuance of stock compensation and reinvested dividends, net of tax withholding	86,357	(2.9)	—	—	—	(2.9)
Dividends declared on common stock ($0.505 per share)	—	—	(114.6)	—	—	(114.6)
Dividend equivalents declared	—	—	(0.4)	—	—	(0.4)
Stock compensation expense	—	4.1	—	—	—	4.1
Derivative hedging activity, net of tax	—	—	—	(1.0)	—	(1.0)
Change in unrecognized pension expense, net of tax	—	—	—	(0.1)	—	(0.1)
Other	—	0.1	—	—	—	0.1
Balance as of June 30, 2020	226,825,105	7,073.5	1,524.1	(49.8)	(20.9)	8,526.9
Net income	—	—	364.5	—	3.0	367.5
Issuance of stock compensation and reinvested dividends, net of tax withholding	7,305	—	—	—	—	—
Dividends declared on common stock ($0.505 per share)	—	—	(114.5)	—	—	(114.5)
Dividend equivalents declared		—	(0.6)	—	—	(0.6)
Stock compensation expense	—	3.4	—	—	—	3.4
Derivative hedging activity, net of tax	—	—	—	1.4	—	1.4
Other	—	0.1	—	—	—	0.1
Balance as of September 30, 2020	226,832,410	$7,077.0	$1,773.5	$(48.4)	$(17.9)	$8,784.2
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	AOCI	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2020	226,836,670	$7,080.0	$1,702.8	$(49.4)	$(14.9)	$8,718.5
Net income	—	—	191.6	—	3.0	194.6
Issuance of stock compensation and reinvested dividends, net of tax withholding	104,896	(1.1)	—	—	—	(1.1)
Issuance of restricted common stock	54,054	2.9	—	—	—	2.9
Dividends declared on common stock ($0.535 per share)	—	—	(121.4)	—	—	(121.4)
Dividend equivalents declared	—	—	(0.2)	—	—	(0.2)
Stock compensation expense	—	2.6	—	—	—	2.6
Unearned compensation
Issuance of restricted common stock	—	(2.9)	—	—	—	(2.9)
Compensation expense recognized	—	0.4	—	—	—	0.4
Derivative hedging activity, net of tax	—	—	—	1.4	—	1.4
Other	—	(0.4)	—	—	—	(0.4)
Balance as of March 31, 2021	226,995,620	7,081.5	1,772.8	(48.0)	(11.9)	8,794.4
Net income	—	—	185.3	—	3.0	188.3
Issuance of stock, net of issuance costs	2,269,447	112.5	—	—	—	112.5
Issuance of stock compensation and reinvested dividends, net of tax withholding	31,147	(0.6)	—	—	—	(0.6)
Dividends declared on common stock ($0.535 per share)	—	—	(122.6)	—	—	(122.6)
Dividend equivalents declared	—	—	(0.5)	—	—	(0.5)
Stock compensation expense	—	3.8	—	—	—	3.8
Unearned compensation
Compensation expense recognized	—	0.5	—	—	—	0.5
Derivative hedging activity, net of tax	—	—	—	1.4	—	1.4
Other	—	(0.1)	—	—	—	(0.1)
Balance as of June 30, 2021	229,296,214	7,197.6	1,835.0	(46.6)	(8.9)	8,977.1
Net income	—	—	449.4	—	3.1	452.5
Issuance of stock compensation and reinvested dividends, net of tax withholding	4,865	—	—	—	—	—
Dividends declared on common stock ($0.535 per share)	—	—	(122.7)	—	—	(122.7)
Dividend equivalents declared	—	—	(0.4)	—	—	(0.4)
Stock compensation expense	—	3.6	—	—	—	3.6
Unearned compensation
Compensation expense recognized	—	0.4	—	—	—	0.4
Derivative hedging activity, net of tax	—	—	—	1.3	—	1.3
Other	—	0.2	—	—	—	0.2
Balance as of September 30, 2021	229,301,079	$7,201.8	$2,161.3	$(45.3)	$(5.8)	$9,312.0
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30 2021	December 31 2020
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$11.4	$28.7
Receivables, net of allowance for credit losses of $7.3 and $7.5, respectively	241.2	218.9
Related party receivables	12.4	6.7
Accounts receivable pledged as collateral	200.0	180.0
Fuel inventory and supplies	279.8	276.4
Income taxes receivable	14.7	25.3
Regulatory assets	180.7	96.2
Prepaid expenses and other assets	54.8	27.4
Total Current Assets	995.0	859.6
PROPERTY, PLANT AND EQUIPMENT, NET	10,415.3	10,193.6
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	149.6	154.9
OTHER ASSETS:
Regulatory assets	764.1	800.1
Nuclear decommissioning trust fund	353.8	309.8
Other	270.3	271.1
Total Other Assets	1,388.2	1,381.0
TOTAL ASSETS	$12,948.1	$12,589.1
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30 2021	December 31 2020
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt of variable interest entities	$—	$18.8
Notes payable and commercial paper	236.0	50.0
Collateralized note payable	200.0	180.0
Accounts payable	189.6	280.1
Related party payables	15.6	21.7
Accrued taxes	162.0	101.5
Accrued interest	64.3	72.8
Regulatory liabilities	12.9	11.9
Asset retirement obligations	11.2	11.2
Accrued compensation and benefits	19.2	11.1
Other	112.4	133.5
Total Current Liabilities	1,023.2	892.6
LONG-TERM LIABILITIES:
Long-term debt, net	3,933.5	3,931.5
Deferred income taxes	848.1	824.5
Unamortized investment tax credits	62.8	65.7
Regulatory liabilities	1,456.2	1,461.0
Pension and post-retirement liability	453.4	560.3
Asset retirement obligations	427.0	416.0
Other	171.7	156.7
Total Long-Term Liabilities	7,352.7	7,415.7
Commitments and Contingencies (Note 10)
EQUITY:
Evergy Kansas Central, Inc. Shareholder's Equity:
Common stock - 1,000 shares authorized, $0.01 par value, 1 share issued	2,737.6	2,737.6
Retained earnings	1,840.4	1,558.1
Total Evergy Kansas Central, Inc. Shareholder's Equity	4,578.0	4,295.7
Noncontrolling Interests	(5.8)	(14.9)
Total Equity	4,572.2	4,280.8
TOTAL LIABILITIES AND EQUITY	$12,948.1	$12,589.1
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Income
(Unaudited)
	Three Months Ended September 30		Year to Date September 30
	2021	2020	2021	2020
	(millions)
OPERATING REVENUES	$777.8	$733.6	$2,277.4	$1,864.5
OPERATING EXPENSES:
Fuel and purchased power	143.2	128.6	543.7	329.9
SPP network transmission costs	73.6	66.1	216.8	197.8
Operating and maintenance	126.9	137.4	387.9	376.3
Depreciation and amortization	117.3	113.4	349.1	339.0
Taxes other than income tax	50.9	47.4	153.2	145.1
Total Operating Expenses	511.9	492.9	1,650.7	1,388.1
INCOME FROM OPERATIONS	265.9	240.7	626.7	476.4
OTHER INCOME (EXPENSE):
Investment earnings	0.1	1.0	0.6	3.4
Other income	5.6	2.7	23.2	11.3
Other expense	(9.3)	(9.7)	(26.2)	(26.9)
Total Other Expense, Net	(3.6)	(6.0)	(2.4)	(12.2)
Interest expense	40.1	40.3	120.2	127.7
INCOME BEFORE INCOME TAXES	222.2	194.4	504.1	336.5
Income tax expense	22.6	22.5	45.7	149.2
Equity in earnings of equity method investees, net of income taxes	1.1	1.2	3.0	3.4
NET INCOME	200.7	173.1	461.4	190.7
Less: Net income attributable to noncontrolling interests	3.1	3.0	9.1	8.7
NET INCOME ATTRIBUTABLE TO EVERGY KANSAS CENTRAL, INC.	$197.6	$170.1	$452.3	$182.0
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2021	2020
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$461.4	$190.7
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	349.1	339.0
Amortization of nuclear fuel	17.8	21.6
Amortization of deferred refueling outage	9.4	9.5
Amortization of corporate-owned life insurance	18.5	14.8
Net deferred income taxes and credits	(2.0)	155.0
Allowance for equity funds used during construction	(11.6)	(5.8)
Payments for asset retirement obligations	(2.3)	(2.1)
Equity in earnings of equity method investees, net of income taxes	(3.0)	(3.4)
Income from corporate-owned life insurance	(13.7)	(6.8)
Other	(4.1)	(4.1)
Changes in working capital items:
Accounts receivable	(6.3)	(124.4)
Accounts receivable pledged as collateral	(20.0)	(29.0)
Fuel inventory and supplies	(2.9)	(12.9)
Prepaid expenses and other current assets	(116.2)	7.0
Accounts payable	(74.9)	88.4
Accrued taxes	71.1	61.9
Other current liabilities	(55.7)	(47.1)
Changes in other assets	(81.9)	33.3
Changes in other liabilities	(4.4)	(35.8)
Cash Flows from Operating Activities	528.3	649.8
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(605.4)	(494.2)
Purchase of securities - trusts	(88.0)	(16.7)
Sale of securities - trusts	82.9	16.3
Investment in corporate-owned life insurance	(13.5)	(15.6)
Proceeds from investment in corporate-owned life insurance	76.3	60.6
Other investing activities	2.0	(2.3)
Cash Flows used in Investing Activities	(545.7)	(451.9)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	184.0	(249.2)
Collateralized short-term debt, net	20.0	29.0
Proceeds from long-term debt	—	493.0
Retirements of long-term debt	—	(250.0)
Retirements of long-term debt of variable interest entities	(18.8)	(32.3)
Borrowings against cash surrender value of corporate-owned life insurance	50.1	51.5
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(62.1)	(52.5)
Cash dividends paid	(170.0)	(120.0)
Other financing activities	(3.1)	(4.2)
Cash Flows from (used in) Financing Activities	0.1	(134.7)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(17.3)	63.2
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	28.7	5.2
End of period	$11.4	$68.4
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy Kansas Central, Inc. Shareholder
	Common stock shares	Common stock	Retained earnings	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2019	1	$2,737.6	$1,494.0	$(26.6)	$4,205.0
Net income	—	—	52.4	2.8	55.2
Dividends declared on common stock	—	—	(60.0)	—	(60.0)
Balance as of March 31, 2020	1	2,737.6	1,486.4	(23.8)	4,200.2
Net income (loss)	—	—	(40.5)	2.9	(37.6)
Dividends declared on common stock	—	—	(60.0)	—	(60.0)
Balance as of June 30, 2020	1	2,737.6	1,385.9	(20.9)	4,102.6
Net income	—	—	170.1	3.0	173.1
Balance as of September 30, 2020	1	$2,737.6	$1,556.0	$(17.9)	$4,275.7

Balance as of December 31, 2020	1	$2,737.6	$1,558.1	$(14.9)	$4,280.8
Net income	—	—	178.1	3.0	181.1
Balance as of March 31, 2021	1	2,737.6	1,736.2	(11.9)	4,461.9
Net income	—	—	76.6	3.0	79.6
Balance as of June 30, 2021	1	2,737.6	1,812.8	(8.9)	4,541.5
Net income	—	—	197.6	3.1	200.7
Dividends declared on common stock	—	—	(170.0)	—	(170.0)
Balance as of September 30, 2021	1	$2,737.6	$1,840.4	$(5.8)	$4,572.2
The disclosures regarding Evergy Kansas Central included in the accompanying Unaudited Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30 2021	December 31 2020
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$3.6	$71.6
Receivables, net of allowance for credit losses of $8.0 and $8.1, respectively	82.3	45.0
Related party receivables	368.6	225.6
Accounts receivable pledged as collateral	130.0	130.0
Fuel inventory and supplies	195.5	170.4
Income taxes receivable	43.0	3.2
Regulatory assets	88.3	82.0
Prepaid expenses	23.2	22.9
Other assets	18.7	14.2
Total Current Assets	953.2	764.9
PROPERTY, PLANT AND EQUIPMENT, NET	7,337.4	7,141.2
OTHER ASSETS:
Regulatory assets	422.1	533.5
Nuclear decommissioning trust fund	378.2	342.3
Other	134.6	133.9
Total Other Assets	934.9	1,009.7
TOTAL ASSETS	$9,225.5	$8,915.8
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30 2021	December 31 2020
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Collateralized note payable	$130.0	$130.0
Accounts payable	202.8	280.1
Related party payables	1.5	0.1
Accrued taxes	104.9	34.9
Accrued interest	37.1	30.0
Regulatory liabilities	57.2	8.0
Asset retirement obligations	12.1	21.2
Accrued compensation and benefits	31.7	44.4
Other	43.0	37.3
Total Current Liabilities	620.3	586.0
LONG-TERM LIABILITIES:
Long-term debt, net	2,924.5	2,923.0
Deferred income taxes	605.5	558.8
Unamortized investment tax credits	117.4	118.5
Regulatory liabilities	940.6	899.4
Pension and post-retirement liability	510.9	565.1
Asset retirement obligations	359.6	357.7
Other	134.4	148.1
Total Long-Term Liabilities	5,592.9	5,570.6
Commitments and Contingencies (Note 10)
EQUITY:
Common stock - 1,000 shares authorized, without par value, 1 share issued, stated value	1,563.1	1,563.1
Retained earnings	1,444.8	1,191.5
Accumulated other comprehensive income	4.4	4.6
Total Equity	3,012.3	2,759.2
TOTAL LIABILITIES AND EQUITY	$9,225.5	$8,915.8
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended September 30		Year to Date September 30
	2021	2020	2021	2020
	(millions)
OPERATING REVENUES	$571.8	$528.5	$1,526.7	$1,328.3
OPERATING EXPENSES:
Fuel and purchased power	133.2	112.2	489.3	306.0
Operating and maintenance	87.0	101.3	262.1	305.7
Depreciation and amortization	81.5	79.4	238.3	243.6
Taxes other than income tax	32.6	31.2	97.2	92.4
Total Operating Expenses	334.3	324.1	1,086.9	947.7
INCOME FROM OPERATIONS	237.5	204.4	439.8	380.6
OTHER INCOME (EXPENSE):
Investment earnings	—	0.5	0.1	1.3
Other income	4.8	4.0	12.1	5.1
Other expense	(6.3)	(6.9)	(21.8)	(20.2)
Total Other Expense, Net	(1.5)	(2.4)	(9.6)	(13.8)
Interest expense	27.8	29.2	83.2	85.5
INCOME BEFORE INCOME TAXES	208.2	172.8	347.0	281.3
Income tax expense	26.5	25.1	43.7	5.1
NET INCOME	$181.7	$147.7	$303.3	$276.2
COMPREHENSIVE INCOME
NET INCOME	$181.7	$147.7	$303.3	$276.2
OTHER COMPREHENSIVE INCOME:
Derivative hedging activity
Reclassification to expenses, net of tax	(0.2)	(0.2)	(0.2)	(0.1)
Derivative hedging activity, net of tax	(0.2)	(0.2)	(0.2)	(0.1)
Total other comprehensive loss	(0.2)	(0.2)	(0.2)	(0.1)
COMPREHENSIVE INCOME	$181.5	$147.5	$303.1	$276.1
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2021	2020
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$303.3	$276.2
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	238.3	243.6
Amortization of nuclear fuel	17.9	22.1
Amortization of deferred refueling outage	9.4	9.5
Net deferred income taxes and credits	16.6	3.0
Allowance for equity funds used during construction	(8.7)	(4.1)
Payments for asset retirement obligations	(4.7)	(2.7)
Other	(0.3)	(0.3)
Changes in working capital items:
Accounts receivable	(25.2)	(84.3)
Accounts receivable pledged as collateral	—	(12.0)
Fuel inventory and supplies	(25.1)	(10.2)
Prepaid expenses and other current assets	(14.2)	(4.7)
Accounts payable	(83.9)	(20.1)
Accrued taxes	30.2	74.2
Other current liabilities	51.9	14.5
Changes in other assets	45.2	37.7
Changes in other liabilities	44.6	14.2
Cash Flows from Operating Activities	595.3	556.6
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(474.4)	(384.9)
Purchase of securities - trusts	(20.4)	(33.7)
Sale of securities - trusts	12.4	27.9
Net money pool lending	(138.0)	(78.0)
Other investing activities	5.5	2.5
Cash Flows used in Investing Activities	(614.9)	(466.2)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	—	(199.3)
Collateralized short-term debt, net	—	12.0
Proceeds from long-term debt	—	396.4
Cash dividends paid	(50.0)	(80.0)
Other financing activities	1.6	2.8
Cash Flows from (used in) Financing Activities	(48.4)	131.9
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(68.0)	222.3
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	71.6	2.0
End of period	$3.6	$224.3
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC
Consolidated Statements of Changes in Equity
(Unaudited)

	Common stock shares	Common Stock	Retained earnings	AOCI - Net gains (losses) on cash flow hedges	Total Equity
	(millions, except share amounts)
Balance as of December 31, 2019	1	$1,563.1	$1,012.8	$4.8	$2,580.7
Net income	—	—	25.6	—	25.6
Dividends declared on common stock	—	—	(60.0)	—	(60.0)
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2020	1	1,563.1	978.4	4.7	2,546.2
Net income	—	—	102.9	—	102.9
Dividends declared on common stock	—	—	(20.0)	—	(20.0)
Derivative hedging activity, net of tax	—	—	—	0.2	0.2
Balance as of June 30, 2020	1	1,563.1	1,061.3	4.9	2,629.3
Net income	—	—	147.7	—	147.7
Derivative hedging activity, net of tax	—	—	—	(0.2)	(0.2)
Balance as of September 30, 2020	1	$1,563.1	$1,209.0	$4.7	$2,776.8

Balance as of December 31, 2020	1	$1,563.1	$1,191.5	$4.6	$2,759.2
Net income	—	—	33.5	—	33.5
Balance as of March 31, 2021	1	1,563.1	1,225.0	4.6	2,792.7
Net income	—	—	88.1	—	88.1
Balance as of June 30, 2021	1	1,563.1	1,313.1	4.6	2,880.8
Net income	—	—	181.7	—	181.7
Dividends declared on common stock	—	—	(50.0)	—	(50.0)
Derivative hedging activity, net of tax	—	—	—	(0.2)	(0.2)
Balance as of September 30, 2021	1	$1,563.1	$1,444.8	$4.4	$3,012.3
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

	September 30 2021	December 31 2020
Evergy	(millions)
Fuel inventory	$150.3	$145.0
Supplies	394.7	359.5
Fuel inventory and supplies	$545.0	$504.5
Evergy Kansas Central
Fuel inventory	$74.4	$79.3
Supplies	205.4	197.1
Fuel inventory and supplies	$279.8	$276.4
Evergy Metro
Fuel inventory	$52.7	$44.9
Supplies	142.8	125.5
Fuel inventory and supplies	$195.5	$170.4

Property, Plant and Equipment
The following tables summarize the property, plant and equipment of Evergy, Evergy Kansas Central and Evergy Metro.

September 30, 2021	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$29,964.3	$14,522.1	$11,579.2
Electric plant acquisition adjustment	724.3	724.3	—
Accumulated depreciation	(11,462.2)	(5,524.7)	(4,724.9)
Plant in service, net	19,226.4	9,721.7	6,854.3
Construction work in progress	1,253.2	631.2	421.2
Nuclear fuel, net	123.4	61.5	61.9
Plant to be retired, net(a)	0.9	0.9	—
Property, plant and equipment, net	$20,603.9	$10,415.3	$7,337.4

December 31, 2020	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$28,914.8	$14,095.1	$11,161.8
Electric plant acquisition adjustment	724.3	724.3	—
Accumulated depreciation	(10,998.4)	(5,293.5)	(4,532.7)
Plant in service, net	18,640.7	9,525.9	6,629.1
Construction work in progress	1,153.5	589.1	433.9
Nuclear fuel, net	155.9	77.7	78.2
Plant to be retired, net(a)	0.9	0.9	—
Property, plant and equipment, net	$19,951.0	$10,193.6	$7,141.2
(a) As of September 30, 2021 and December 31, 2020, represents the planned retirement of Evergy Kansas Central analog meters prior to the end of their remaining useful lives.
Other Income (Expense), Net
The table below shows the detail of other expense for each of the Evergy Companies.

	Three Months Ended September 30		Year to Date September 30
	2021	2020	2021	2020
Evergy	(millions)
Non-service cost component of net benefit cost	$(12.8)	$(13.7)	$(41.4)	$(43.7)
Other	(6.4)	(6.4)	(17.5)	(14.0)
Other expense	$(19.2)	$(20.1)	$(58.9)	$(57.7)
Evergy Kansas Central
Non-service cost component of net benefit cost	$(3.4)	$(4.1)	$(11.1)	$(14.1)
Other	(5.9)	(5.6)	(15.1)	(12.8)
Other expense	$(9.3)	$(9.7)	$(26.2)	$(26.9)
Evergy Metro
Non-service cost component of net benefit cost	$(5.8)	$(6.5)	$(19.8)	$(19.7)
Other	(0.5)	(0.4)	(2.0)	(0.5)
Other expense	$(6.3)	$(6.9)	$(21.8)	$(20.2)

Earnings Per Share
To compute basic earnings per share (EPS), Evergy divides net income attributable to Evergy, Inc. by the weighted average number of common shares outstanding. Diluted EPS includes the effect of issuable common shares resulting from restricted share units (RSUs), performance shares, restricted stock and a warrant. Evergy computes the dilutive effects of potential issuances of common shares using the treasury stock method or the contingently issuable share method, as applicable.

The following table reconciles Evergy's basic and diluted EPS.

	Three Months Ended September 30		Year to Date September 30
	2021	2020	2021	2020
Income	(millions, except per share amounts)
Net income	$452.5	$367.5	$835.4	$576.0
Less: Net income attributable to noncontrolling interests	3.1	3.0	9.1	8.7
Net income attributable to Evergy, Inc.	$449.4	$364.5	$826.3	$567.3
Common Shares Outstanding
Weighted average number of common shares outstanding - basic	229.7	227.3	228.8	227.2
Add: Effect of dilutive securities	0.5	0.2	0.5	0.3
Weighted average number of common shares outstanding - dilutive	230.2	227.5	229.3	227.5
Basic EPS	$1.96	$1.60	$3.61	$2.50
Diluted EPS	$1.95	$1.60	$3.60	$2.49
There were no anti-dilutive shares excluded from the computation of diluted EPS for the three months ended and year to date September 30, 2021. Anti-dilutive shares excluded from the computation of diluted EPS for the three months ended and year to date September 30, 2020, were 124,136 RSUs with performance measures.
Dividends Declared
In November 2021, Evergy's Board of Directors (Evergy Board) declared a quarterly dividend of $0.5725 per share on Evergy's common stock. The common dividend is payable on December 20, 2021, to shareholders of record as of November 19, 2021.
In November 2021, Evergy Kansas Central's Board of Directors declared a cash dividend to Evergy of up to $70.0 million, payable on December 17, 2021.
Supplemental Cash Flow Information

Evergy
Year to Date September 30	2021	2020
Cash paid for (received from):	(millions)
Interest, net of amounts capitalized	$257.0	$267.8
Interest of VIEs	0.2	0.8
Income taxes, net of refunds	1.7	(73.8)
Right-of-use assets obtained in exchange for new operating lease liabilities	8.1	4.1
Right-of-use assets obtained in exchange for new finance lease liabilities	0.6	5.0
Non-cash investing transactions:
Property, plant and equipment additions	184.8	371.0
Non-cash financing transactions:
Issuance of stock for compensation and reinvested dividends	0.7	0.9

Evergy Kansas Central
Year to Date September 30	2021	2020
Cash paid for (received from):	(millions)
Interest, net of amounts capitalized	$105.8	$114.1
Interest of VIEs	0.2	0.8
Income taxes, net of refunds	37.2	(6.4)
Right-of-use assets obtained in exchange for new operating lease liabilities	3.6	3.8
Right-of-use assets obtained in exchange for new finance lease liabilities	0.6	3.7
Non-cash investing transactions:
Property, plant and equipment additions	64.6	183.8

Evergy Metro
Year to Date September 30	2021	2020
Cash paid for (received from):	(millions)
Interest, net of amounts capitalized	$73.3	$73.3
Income taxes, net of refunds	66.8	(7.3)
Right-of-use assets obtained in exchange for new operating lease liabilities	4.5	0.3
Right-of-use assets obtained in exchange for new finance lease liabilities	—	1.3
Non-cash investing transactions:
Property, plant and equipment additions	75.2	165.6
Non-cash property, plant and equipment additions year to date September 30, 2020 for Evergy, Evergy Kansas Central and Evergy Metro include non-cash additions of $259.1 million, $140.7 million and $118.4 million, respectively, related to the revision in estimate of the Wolf Creek Generating Station (Wolf Creek) asset retirement obligation (ARO) liability in the third quarter of 2020.
February 2021 Winter Weather Event
In February 2021, much of the central and southern United States, including the service territories of the Evergy Companies, experienced a significant winter weather event that resulted in extremely cold temperatures over a multi-day period (February 2021 winter weather event). The February 2021 winter weather event resulted in an increase in the demand for natural gas used by the Evergy Companies for generating electricity and also contributed to the limited availability of other generation resources, including coal and renewables, within the SPP Integrated Marketplace. The Evergy Companies are members of the SPP and, as a result, principally sell and purchase power for the Evergy Companies' retail electric customers through the SPP Integrated Marketplace. These circumstances resulted in higher than normal market prices for both natural gas and power for the duration of the February 2021 winter weather event. These higher than normal market prices also included make-whole payments calculated by the SPP to compensate natural gas generators within the SPP Integrated Marketplace for costs incurred in excess of revenues. As part of the February 2021 winter weather event and inclusive of the aforementioned items, Evergy incurred natural gas and purchased power costs, net of wholesale revenues, of $349.7 million. This $349.7 million of net fuel and purchased power costs was primarily driven by $293.4 million of costs at Evergy Missouri West and $127.9 million of costs at Evergy Kansas Central, partially offset by $71.6 million of net wholesale revenues at Evergy Metro. The amount of purchased power costs incurred by the Evergy Companies during the February 2021 winter weather event is subject to resettlement activity and further review by the SPP. This review and any subsequent resettlement activity could result in increases or decreases to the final amount of purchased power costs incurred by the Evergy Companies during the February 2021 winter weather event and these changes could be material.
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
As of September 30, 2021, the Evergy Companies have deferred substantially all of the fuel and purchased power costs, net of wholesale revenues, related to the February 2021 winter weather event to a regulatory asset or liability pursuant to the mechanisms discussed above. While the Evergy Companies expect to recover substantially all of any increased fuel and purchased power costs related to the February 2021 winter weather event from customers, the timing of the cost recovery could be delayed or spread over a longer than typical recovery timeframe by the KCC or the MPSC to help moderate monthly customer bill impacts given the extraordinary nature of the February 2021 winter weather event.
The Evergy Companies also engage in limited non-regulated energy marketing activities in various regional power markets that have historically not had a significant impact on the Evergy Companies' results of operations. These energy marketing margins are recorded net in operating revenues on the Evergy Companies' statements of income and comprehensive income. As a result of the elevated market prices experienced in regional power markets across the central and southern United States driven by the February 2021 winter weather event discussed above, Evergy and Evergy Kansas Central recorded $95.0 million of energy marketing margins in 2021 related to the February 2021 winter weather event, primarily driven by activities in the Electric Reliability Council of Texas (ERCOT). The amount of energy marketing margins recorded as a result of the February 2021 winter weather event is subject to resettlement activities and/or legislative action in Texas that could result in increases or decreases to the final amount of energy marketing margins earned by Evergy and Evergy Kansas Central and these changes could be material.
2. REVENUE
Evergy's, Evergy Kansas Central's and Evergy Metro's revenues disaggregated by customer class are summarized in the following tables.

Evergy
	Three Months Ended September 30		Year to Date September 30
	2021	2020	2021	2020
Revenues	(millions)
Residential	$677.4	$636.4	$1,533.9	$1,515.6
Commercial	525.0	499.5	1,293.5	1,272.9
Industrial	166.0	166.8	449.6	446.7
Other retail	9.2	9.5	26.1	29.2
Total electric retail	$1,377.6	$1,312.2	$3,303.1	$3,264.4
Wholesale	105.0	85.0	662.5	195.8
Transmission	90.3	80.7	266.7	238.5
Industrial steam and other	7.2	5.6	18.3	16.8
Total revenue from contracts with customers	$1,580.1	$1,483.5	$4,250.6	$3,715.5
Other	36.4	34.1	214.0	103.5
Operating revenues	$1,616.5	$1,517.6	$4,464.6	$3,819.0

Evergy Kansas Central
	Three Months Ended September 30		Year to Date September 30
	2021	2020	2021	2020
Revenues	(millions)
Residential	$282.3	$262.9	$657.3	$627.5
Commercial	218.0	205.2	536.8	511.0
Industrial	105.0	105.7	293.0	284.6
Other retail	4.5	4.4	12.9	13.3
Total electric retail	$609.8	$578.2	$1,500.0	$1,436.4
Wholesale	76.8	68.7	402.7	168.1
Transmission	81.9	72.9	241.5	215.2
Other	0.6	0.9	1.7	2.1
Total revenue from contracts with customers	$769.1	$720.7	$2,145.9	$1,821.8
Other	8.7	12.9	131.5	42.7
Operating revenues	$777.8	$733.6	$2,277.4	$1,864.5

Evergy Metro
	Three Months Ended September 30		Year to Date September 30
	2021	2020	2021	2020
Revenues	(millions)
Residential	$254.5	$241.2	$550.6	$572.2
Commercial	221.9	213.3	542.5	558.1
Industrial	35.9	36.6	91.9	99.6
Other retail	2.8	2.7	7.7	8.9
Total electric retail	$515.1	$493.8	$1,192.7	$1,238.8
Wholesale	24.0	9.7	237.3	16.7
Transmission	4.3	3.5	12.8	10.4
Other	1.2	0.8	2.6	2.7
Total revenue from contracts with customers	$544.6	$507.8	$1,445.4	$1,268.6
Other	27.2	20.7	81.3	59.7
Operating revenues	$571.8	$528.5	$1,526.7	$1,328.3

3. RECEIVABLES
The Evergy Companies' receivables are detailed in the following table.

	September 30	December 31
	2021	2020
Evergy	(millions)
Customer accounts receivable - billed	$27.1	$5.3
Customer accounts receivable - unbilled	143.7	110.0
Other receivables	183.3	177.9
Allowance for credit losses	(19.0)	(19.3)
Total	$335.1	$273.9
Evergy Kansas Central
Customer accounts receivable - billed	$12.8	$—
Customer accounts receivable - unbilled	38.0	50.7
Other receivables	197.7	175.7
Allowance for credit losses	(7.3)	(7.5)
Total	$241.2	$218.9
Evergy Metro
Customer accounts receivable - billed	$4.9	$3.3
Customer accounts receivable - unbilled	69.9	27.9
Other receivables	15.5	21.9
Allowance for credit losses	(8.0)	(8.1)
Total	$82.3	$45.0
The Evergy Companies' other receivables at September 30, 2021 and December 31, 2020, consisted primarily of receivables from partners in jointly-owned electric utility plants, wholesale sales receivables and receivables related to alternative revenue programs. The Evergy Companies' other receivables also included receivables from contracts with customers as summarized in the following table.

	September 30	December 31
	2021	2020
	(millions)
Evergy	$85.3	$57.5
Evergy Kansas Central	82.7	49.9
Evergy Metro	1.7	6.9

The change in the Evergy Companies' allowance for credit losses is summarized in the following table.

	2021	2020
Evergy	(millions)
Beginning balance January 1	$19.3	$10.5
Credit loss expense	7.6	15.5
Write-offs	(17.1)	(20.8)
Recoveries of prior write-offs	9.2	10.0
Ending balance September 30	$19.0	$15.2
Evergy Kansas Central
Beginning balance January 1	$7.5	$3.8
Credit loss expense	3.2	6.9
Write-offs	(6.9)	(7.3)
Recoveries of prior write-offs	3.5	2.1
Ending balance September 30	$7.3	$5.5
Evergy Metro
Beginning balance January 1	$8.1	$4.6
Credit loss expense	2.8	5.5
Write-offs	(6.9)	(8.9)
Recoveries of prior write-offs	4.0	5.3
Ending balance September 30	$8.0	$6.5
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

	September 30	December 31
	2021	2020
	(millions)
Evergy	$395.0	$360.0
Evergy Kansas Central	200.0	180.0
Evergy Metro	130.0	130.0
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
Evergy Kansas Central's and Evergy Metro's 2020 calculations of annual earnings did not result in a significant refund obligation. These calculations were filed with the KCC in March 2021. As of September 30, 2021, Evergy Kansas Central and Evergy Metro estimate their 2021 annual earnings will not result in a significant refund obligation. The final refund obligations for 2020 and 2021 will be decided by the KCC and could vary from the current estimates.
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
As of September 30, 2021, Evergy Kansas Central had recognized a regulatory asset pursuant to the AAO of $115.0 million related to its costs incurred during the February 2021 winter weather event, primarily consisting of increased fuel and purchased power costs. As of September 30, 2021, Evergy Metro's Kansas jurisdiction had recognized a regulatory liability of $42.4 million related to its increased wholesale revenues during the February 2021 winter weather event.
In July 2021, Evergy Kansas Central and Evergy Metro made a joint filing with the KCC regarding the timing and method of recovery or refund for costs and revenues deferred pursuant to the February 2021 winter weather event AAO. In the filing, Evergy Kansas Central and Evergy Metro requested to recover or refund, as appropriate, their deferred February 2021 winter weather event amounts to customers through their fuel recovery mechanisms over two years and one year, respectively, beginning in April 2022. As part of the filing, Evergy Metro also requested an approximately $6 million decrease to its February 2021 winter weather event refund to Kansas customers, which is not currently reflected in its regulatory liability for the February 2021 winter weather event, for jurisdictional allocation differences in its Kansas and Missouri fuel recovery mechanisms. A decision by the KCC regarding Evergy Kansas Central's and Evergy Metro's request is expected in the first half of 2022.
Lawrence Energy Center (LEC) Unit 4 Securitization
In April 2021, the state of Kansas passed the Utility Financing and Securitization Act (UFSA) which allows certain public utilities, including Evergy Kansas Central and Evergy Metro, to securitize utility assets in order to recover energy transition costs relating to the early retirement of certain generating assets. To recover the energy transition costs through securitization as allowed in the UFSA, a public utility must obtain a predetermination order from the KCC finding that the retirement of the subject generation facility is reasonable. Upon the receipt of a successful predetermination order, the public utility must then file an application with the KCC for a financing order to issue securitized bonds to recover the energy transition costs. The UFSA also allows the pursuit of securitization to help finance qualified extraordinary expenses, such as fuel costs incurred during extreme weather events.
In September 2021, Evergy Kansas Central filed a predetermination request with the KCC for the ratemaking principles and treatment related to its planned investment in approximately 190 MW of solar generation and the planned retirement of coal-fired LEC Unit 4 and related coal-handling facilities for LEC Units 4 and 5, both of which are expected to occur between December 2023 and the first half of 2024. An evidentiary hearing in the case is currently scheduled to begin in January 2022 and a decision by the KCC regarding the request is expected in the first or second quarter of 2022.
If the KCC finds that Evergy Kansas Central's planned retirement of LEC Unit 4 and investment in 190 MW of solar generation is prudent as part of the predetermination request, Evergy Kansas Central then plans to file an application with the KCC later in 2022 for a financing order authorizing the issuance of securitized bonds to recover energy transition costs associated with the retirement of LEC Unit 4 and the related coal-handling facilities for LEC Units 4 and 5.
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
In October 2019, the MPSC granted OPC's and MECG's request for an AAO and required Evergy Missouri West to record a regulatory liability for the revenues discussed above for consideration in Evergy Missouri West's next rate case, which is expected to be completed no later than the end of 2022. Depending on the MPSC's decision in this next rate case, Evergy Missouri West could be required to refund to customers all or a portion of amounts collected in revenue for Sibley Station since December 2018 or, alternatively, could be required to make no refunds.
As a result of the MPSC order, Evergy has recorded a regulatory liability of $26.5 million as of September 30, 2021 for the estimated amount of revenues that Evergy Missouri West has collected from customers for Sibley Station since December 2018 that Evergy has determined is probable of refund. Evergy expects that it will continue to defer such amounts as collected from customers until new rates become effective in Evergy Missouri West's next rate case.
The accrual for this estimated amount does not include certain revenues collected related to Sibley Station that Evergy has determined to not be probable of refund in the next rate case based on the relevant facts and circumstances. Although Evergy has determined these additional revenues to not be probable of refund, the ultimate resolution of this matter in the next Evergy Missouri West rate case is uncertain and could result in an estimated loss of up to approximately $12 million per year in excess of the amount accrued until new rates become effective. Evergy's regulatory liability for probable refunds as of September 30, 2021 and estimated loss in excess of the amount accrued represent estimates that could change significantly based on ongoing developments including decisions in other regulatory proceedings that establish precedent applicable to this matter and positions of parties on this issue in a future Evergy Missouri West rate case.
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
Evergy Metro and Evergy Missouri West have currently deferred substantially all of their fuel and purchased power costs, net of wholesale revenues, related to the February 2021 winter weather event to a regulatory asset or liability pursuant to their ability to recover or refund these amounts through their fuel recovery mechanisms, which allow for the recovery or refund of 95% of increases in fuel and purchased power costs, net of wholesale revenues, to customers. This AAO request is intended to address the recovery or refund of the February 2021 winter weather event amounts separate from the normal fuel recovery mechanism process given the extraordinary nature of the February 2021 winter weather event and to help moderate customer bill impacts. As of September 30, 2021, Evergy Metro's Missouri jurisdiction had recognized a regulatory liability of $28.0 million related to its increased wholesale revenues during the February 2021 winter weather event. As of September 30, 2021, Evergy Missouri West had recognized a regulatory asset of $278.7 million related to its costs incurred during the February 2021 winter weather event, primarily consisting of increased fuel and purchased power costs.
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
For the three months ended and year to date September 30, 2021, Evergy, Evergy Kansas Central and Evergy Metro recorded pension settlement charges of $30.4 million, $22.5 million and $12.5 million, respectively. For the three months ended and year to date September 30, 2020, Evergy and Evergy Metro recorded pension settlement charges of $10.0 million and $12.7 million, respectively. These settlement charges were the result of accelerated distributions as a result of employee retirements and annuity purchases for certain plan participants. Evergy, Evergy Kansas Central and Evergy Metro deferred substantially all of the charges to a regulatory asset and expect to recover these amounts over future periods pursuant to regulatory agreements.
The following tables provide the components of net periodic benefit costs prior to the effects of capitalization and sharing with joint owners of power plants.

	Pension Benefits			Post-Retirement Benefits
Three Months Ended September 30, 2021	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$21.0	$7.4	$13.6	$0.8	$0.4	$0.4
Interest cost	21.2	10.3	10.7	2.0	1.0	1.0
Expected return on plan assets	(26.5)	(13.6)	(14.2)	(2.3)	(1.6)	(0.7)
Prior service cost	0.5	0.5	—	0.1	0.2	(0.3)
Recognized net actuarial loss	14.7	9.8	11.1	0.4	0.1	—
Settlement and special termination benefits	30.4	22.5	12.5	—	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	61.3	36.9	33.7	1.0	0.1	0.4
Regulatory adjustment	(20.1)	(22.6)	(7.1)	(1.2)	(0.9)	0.1
Intercompany allocations	—	1.0	(6.8)	—	0.1	(0.1)
Net periodic benefit costs (income)	$41.2	$15.3	$19.8	$(0.2)	$(0.7)	$0.4

	Pension Benefits			Post-Retirement Benefits
Year to Date September 30, 2021	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$63.3	$22.3	$41.0	$2.5	$1.2	$1.3
Interest cost	63.8	31.0	32.3	5.9	3.0	2.9
Expected return on plan assets	(80.1)	(40.7)	(43.1)	(6.7)	(4.7)	(2.0)
Prior service cost	1.5	1.5	—	0.4	0.4	(0.8)
Recognized net actuarial (gain)/loss	44.2	29.1	33.4	1.0	0.4	(0.1)
Settlement and special termination benefits	30.4	22.5	12.5	—	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	123.1	65.7	76.1	3.1	0.3	1.3
Regulatory adjustment	(6.4)	(23.4)	(2.5)	(3.7)	(2.5)	0.2
Intercompany allocations	—	2.2	(19.0)	—	0.1	(0.3)
Net periodic benefit costs (income)	$116.7	$44.5	$54.6	$(0.6)	$(2.1)	$1.2

	Pension Benefits			Post-Retirement Benefits
Three Months Ended September 30, 2020	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$20.1	$6.8	$13.3	$0.7	$0.3	$0.4
Interest cost	24.0	11.7	12.1	2.3	1.2	1.1
Expected return on plan assets	(26.3)	(13.3)	(13.5)	(2.4)	(1.7)	(0.7)
Prior service cost	0.4	0.4	0.2	0.1	0.1	—
Recognized net actuarial (gain)/loss	12.1	8.5	11.6	0.1	—	(0.1)
Settlement and special termination benefits	10.0	—	12.7	—	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	40.3	14.1	36.4	0.8	(0.1)	0.7
Regulatory adjustment	(0.4)	0.4	(11.3)	(1.0)	(0.7)	(0.2)
Intercompany allocations	—	1.6	(5.8)	—	0.1	(0.1)
Net periodic benefit costs (income)	$39.9	$16.1	$19.3	$(0.2)	$(0.7)	$0.4

	Pension Benefits			Post-Retirement Benefits
Year to Date September 30, 2020	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$59.2	$20.4	$38.8	$2.1	$0.9	$1.2
Interest cost	72.9	35.2	37.1	6.9	3.6	3.3
Expected return on plan assets	(79.7)	(39.9)	(41.5)	(7.0)	(5.0)	(2.0)
Prior service cost	1.3	1.2	0.6	0.3	0.3	—
Recognized net actuarial (gain)/loss	34.8	25.4	34.2	0.2	—	(0.4)
Settlement and special termination benefits	10.0	—	12.7	—	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	98.5	42.3	81.9	2.5	(0.2)	2.1
Regulatory adjustment	18.6	1.1	(9.2)	(2.9)	(2.1)	(0.3)
Intercompany allocations	—	(0.1)	(17.0)	—	0.1	(0.1)
Net periodic benefit costs (income)	$117.1	$43.3	$55.7	$(0.4)	$(2.2)	$1.7

The components of net periodic benefit costs other than the service cost component are included in other expense on the Evergy Companies' consolidated statements of income and comprehensive income.
Year to date September 30, 2021, Evergy, Evergy Kansas Central and Evergy Metro made pension contributions of $41.7 million, $26.2 million and $15.5 million, respectively. Evergy expects to make additional pension contributions of $68.2 million in 2021 to satisfy the Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and KCC and MPSC rate orders, of which $11.1 million is expected to be paid by Evergy Kansas Central and $57.1 million is expected to be paid by Evergy Metro.
Year to date September 30, 2021, Evergy, Evergy Kansas Central and Evergy Metro made post-retirement benefit contributions of $1.2 million, $0.6 million and $0.6 million, respectively. Evergy, Evergy Kansas Central and Evergy Metro expect to make additional contributions in 2021 of $3.7 million, $0.5 million and $3.2 million, respectively, to the post-retirement benefit plans.
7. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
In August 2021, Evergy amended and restated its $2.5 billion master credit facility and extended the maturity until 2026. Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West have borrowing capacity under the master credit facility with specific sublimits for each borrower. These sublimits can be unilaterally adjusted by Evergy for each borrower provided the sublimits remain within minimum and maximum sublimits as specified in the facility. Evergy adjusted these sublimits in the first quarter of 2021 as further detailed in the table below. The applicable interest rates and commitment fees of the facility are subject to upward or downward adjustments, within certain limitations, if Evergy achieves, or fails to achieve, certain sustainability-linked targets based on two key performance indicator metrics: (i) Non-Emitting Generation Capacity and (ii) Diverse Supplier Spend (as defined in the facility).
A default by any borrower under the facility or one of its significant subsidiaries on other indebtedness totaling more than $100.0 million constitutes a default by that borrower under the facility. Under the terms of this facility, each of Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West is required to maintain a total indebtedness to total capitalization ratio, as defined in the facility, of not greater than 0.65 to 1.00 at all times. As of September 30, 2021, Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West were in compliance with this covenant.

The following table summarizes the committed credit facilities (excluding receivable sale facilities discussed in Note 3) available to the Evergy Companies as of September 30, 2021 and December 31, 2020.

		Amounts Drawn
	Master Credit Facility	Commercial Paper	Letters of Credit	Cash Borrowings	Available Borrowings	Weighted Average Interest Rate on Short-Term Borrowings
September 30, 2021	(millions)
Evergy, Inc.	$700.0	$289.0	$0.7	$—	$410.3	0.21%
Evergy Kansas Central	750.0	236.0	0.1	—	513.9	0.19%
Evergy Metro	350.0	—	—	—	350.0	—%
Evergy Missouri West	700.0	95.5	—	—	604.5	0.17%
Evergy	$2,500.0	$620.5	$0.8	$—	$1,878.7

December 31, 2020
Evergy, Inc.	$450.0	n/a	$0.7	$200.0	$249.3	1.40%
Evergy Kansas Central	1,000.0	50.0	17.0	—	933.0	0.23%
Evergy Metro	600.0	—	—	—	600.0	—%
Evergy Missouri West	450.0	65.0	2.0	—	383.0	0.36%
Evergy	$2,500.0	$115.0	$19.7	$200.0	$2,165.3
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

	September 30, 2021		December 31, 2020
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt(a)	(millions)
Evergy(b)	$9,768.7	$10,967.0	$9,627.3	$11,274.2
Evergy Kansas Central	3,933.5	4,552.9	3,931.5	4,801.7
Evergy Metro	2,924.5	3,440.2	2,923.0	3,591.2
Long-term debt of variable interest entities(a)
Evergy	$—	$—	$18.8	$19.1
Evergy Kansas Central	—	—	18.8	19.1
(a) Includes current maturities.
(b) Book value as of September 30, 2021 and December 31, 2020, includes $100.3 million and $110.4 million, respectively, of fair value adjustments recorded in connection with purchase accounting for the Great Plains Energy and Evergy Kansas Central merger, which are not part of future principal payments and will amortize over the remaining life of the associated debt instrument.

Recurring Fair Value Measurements
The following tables include the Evergy Companies' balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	September 30, 2021	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$131.1	$118.7	$—	$—	$12.4
International equity funds	71.6	71.6	—	—	—
Core bond fund	57.7	57.7	—	—	—
High-yield bond fund	29.3	29.3	—	—	—
Emerging markets bond fund	17.9	17.9	—	—	—
Alternative investments fund	31.5	—	—	—	31.5
Real estate securities fund	14.1	—	—	—	14.1
Cash equivalents	0.6	0.6	—	—	—
Total nuclear decommissioning trust	353.8	295.8	—	—	58.0
Rabbi trust
Fixed income funds	19.7	19.7	—	—	—
Equity funds	9.4	9.4	—	—	—
Combination debt/equity/other fund	2.4	2.4	—	—	—
Cash equivalents	0.1	0.1	—	—	—
Total rabbi trust	31.6	31.6	—	—	—
Total	$385.4	$327.4	$—	$—	$58.0
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$278.0	$278.0	$—	$—	$—
Debt securities
U.S. Treasury	47.3	47.3	—	—	—
U.S. Agency	0.4	—	0.4	—	—
State and local obligations	4.0	—	4.0	—	—
Corporate bonds	44.5	—	44.5	—	—
Foreign governments	0.1	—	0.1	—	—
Cash equivalents	3.2	3.2	—	—	—
Other	0.7	—	0.7	—	—
Total nuclear decommissioning trust	378.2	328.5	49.7	—	—
Self-insured health plan trust(b)
Equity securities	1.9	1.9	—	—	—
Debt securities	8.9	2.7	6.2	—	—
Cash and cash equivalents	3.1	3.1	—	—	—
Total self-insured health plan trust	13.9	7.7	6.2	—	—
Total	$392.1	$336.2	$55.9	$—	$—
Other Evergy
Assets
Rabbi trusts
Core bond fund	$12.5	$12.5	$—	$—	$—
Total rabbi trusts	$12.5	$12.5	$—	$—	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$732.0	$624.3	$49.7	$—	$58.0
Rabbi trusts	44.1	44.1	—	—	—
Self-insured health plan trust(b)	13.9	7.7	6.2	—	—
Total	$790.0	$676.1	$55.9	$—	$58.0

Description	December 31, 2020	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$102.7	$95.1	$—	$—	$7.6
International equity funds	63.8	63.8	—	—	—
Core bond fund	40.6	40.6	—	—	—
High-yield bond fund	25.0	25.0	—	—	—
Emerging markets bond fund	21.0	21.0	—	—	—
Combination debt/equity/other fund	20.1	20.1	—	—	—
Alternative investments fund	23.2	—	—	—	23.2
Real estate securities fund	12.9	—	—	—	12.9
Cash equivalents	0.5	0.5	—	—	—
Total nuclear decommissioning trust	309.8	266.1	—	—	43.7
Rabbi trust
Core bond fund	25.6	—	—	—	25.6
Combination debt/equity/other fund	7.1	—	—	—	7.1
Total rabbi trust	32.7	—	—	—	32.7
Total	$342.5	$266.1	$—	$—	$76.4
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$243.1	$243.1	$—	$—	$—
Debt securities
U.S. Treasury	47.7	47.7	—	—	—
U.S. Agency	0.5	—	0.5	—	—
State and local obligations	4.1	—	4.1	—	—
Corporate bonds	43.1	—	43.1	—	—
Foreign governments	0.1	—	0.1	—	—
Cash equivalents	3.2	3.2	—	—	—
Other	0.5	0.5	—	—	—
Total nuclear decommissioning trust	342.3	294.5	47.8	—	—
Self-insured health plan trust(b)
Equity securities	1.7	1.7	—	—	—
Debt securities	8.0	2.8	5.2	—	—
Cash and cash equivalents	3.5	3.5	—	—	—
Total self-insured health plan trust	13.2	8.0	5.2	—	—
Total	$355.5	$302.5	$53.0	$—	$—
Other Evergy
Assets
Rabbi trusts
Fixed income fund	$13.1	$—	$—	$—	$13.1
Cash and cash equivalents	0.5	0.5	—	—	—
Total rabbi trusts	$13.6	$0.5	$—	$—	$13.1
Evergy
Assets
Nuclear decommissioning trust(a)	$652.1	$560.6	$47.8	$—	$43.7
Rabbi trust	46.3	0.5	—	—	45.8
Self-insured health plan trust(b)	13.2	8.0	5.2	—	—
Total	$711.6	$569.1	$53.0	$—	$89.5
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
The following table provides additional information on these Evergy and Evergy Kansas Central investments.

	September 30, 2021		December 31, 2020		September 30, 2021
	Fair	Unfunded	Fair	Unfunded	Redemption	Length of
	Value	Commitments	Value	Commitments	Frequency	Settlement
Evergy Kansas Central	(millions)
Nuclear decommissioning trust:
Domestic equity funds	$12.4	$1.7	$7.6	$2.2	(a)	(a)
Alternative investments fund(b)	31.5	—	23.2	—	Quarterly	65 days
Real estate securities fund(b)	14.1	—	12.9	—	Quarterly	65 days
Total	$58.0	$1.7	$43.7	$2.2
Rabbi trust:
Core bond fund	$—	$—	$25.6	$—	(c)	(c)
Combination debt/equity/other fund	—	—	7.1	—	(c)	(c)
Total	$—	$—	$32.7	$—
Other Evergy
Rabbi trust:
Fixed income fund	$—	$—	$13.1	$—	(c)	(c)
Total Evergy investments at NAV	$58.0	$1.7	$89.5	$2.2
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

The following table summarizes the net unrealized gains (losses) for the Evergy Companies' nuclear decommissioning trusts and rabbi trusts.

	Three Months Ended September 30		Year to Date September 30
	2021	2020	2021	2020
Evergy	(millions)
Nuclear decommissioning trust - equity securities	$1.0	$27.5	$68.8	$(8.5)
Nuclear decommissioning trust - debt securities	(0.6)	0.1	(4.0)	5.4
Rabbi trusts - equity securities	(0.1)	0.8	(0.4)	1.6
Total	$0.3	$28.4	$64.4	$(1.5)
Evergy Kansas Central
Nuclear decommissioning trust - equity securities	$5.3	$16.2	$36.9	$0.2
Rabbi trust - equity securities	(0.1)	0.6	(0.1)	1.1
Total	$5.2	$16.8	$36.8	$1.3
Evergy Metro
Nuclear decommissioning trust - equity securities	$(4.3)	$11.3	$31.9	$(8.7)
Nuclear decommissioning trust - debt securities	(0.6)	0.1	(4.0)	5.4
Total	$(4.9)	$11.4	$27.9	$(3.3)
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
Regional Haze Rule
In 1999, the EPA finalized the Regional Haze Rule which aims to restore national parks and wilderness areas to pristine conditions. The rule requires states in coordination with the EPA, the National Park Service, the U.S. Fish and Wildlife Service, the U.S. Forest Service, and other interested parties to develop and implement air quality protection plans to reduce the pollution that causes visibility impairment. There are 156 "Class I" areas across the U.S. that must be restored to pristine conditions by the year 2064. There are no Class I areas in Kansas, whereas Missouri has two: the Hercules-Glades Wilderness Area and the Mingo Wilderness Area. States must submit revisions to their Regional Haze Rule state implementation plans (SIPs) every ten years and the first round was due in 2007. For the second ten-year implementation period, the EPA issued a final rule revision in 2017 that allowed states to submit their SIP revisions by July 31, 2021. The Evergy Companies have been in contact with the Kansas Department of Health and Environmental (KDHE) and the Missouri Department of Natural Resources (MDNR) as they worked to draft their SIP revisions. The Missouri SIP revision is still being drafted. MDNR has indicated they intend to submit the Missouri SIP revision in early 2022 which will not require any additional reductions from the Evergy Companies' generating units in the state. The Kansas SIP revision was placed on public notice in June 2021 and requested no additional emission reductions by electric utilities based on the significant reductions that were achieved during the first implementation period. The EPA provided comments on the Kansas SIP revision in June 2021 that each state is statutorily required to conduct a "four-factor analysis" on at least two sources within the state to help determine if further emission reductions are necessary. The EPA also stated it would be difficult to approve the Kansas SIP revision if at least two four-factor analyses are not conducted on Kansas emission sources. These sources could be from the electric utility industry or others. KDHE submitted the Kansas SIP revision in July 2021. If a Kansas generating unit of the Evergy Companies is selected for analysis, the possibility exists that the state or EPA, through a federal implementation plan could determine that additional operational or physical modifications are required on the generating unit to further reduce emissions. If the EPA were to determine the emission reduction expenses are cost effective, the modifications could be required. The overall cost of those modifications could be material to the Evergy Companies.
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
In July 2019, the EPA published the final Affordable Clean Energy (ACE) rule in the Federal Register. This rule contained (1) emission guidelines for GHG emissions from existing electric utility generating units (EGUs) and (2) revisions to emission guideline implementing regulations. This rule defined the "best system of emission reduction" (BSER) for GHG emissions from existing coal-fired EGUs as on-site, heat-rate efficiency improvements. The final rule also provided states with a list of candidate technologies that can be used to establish standards of performance and incorporate these performance standards into state plans. In conjunction with the finalization of the ACE rule, the EPA repealed its previously adopted Clean Power Plan (CPP). In January 2021, the D.C. Circuit vacated and remanded the ACE rule back to the EPA. In February 2021, the D.C. Circuit granted a motion filed by the EPA for a partial stay of its January 2021 vacatur discussed above. The partial stay leaves the vacatur of the ACE rule in place while staying the mandate that vacates the repeal of the CPP. As a result of the partial stay, neither the ACE rule nor the CPP will be in effect while the EPA forms a new rule to regulate GHG emissions. In April 2021, 18 states filed a petition for a writ of certiorari to the Supreme Court requesting review of the D.C. Circuit ruling. In October 2021, the Supreme Court granted petitions for certiorari to review the D.C. Circuit decision to vacate and remand the ACE rule.
Due to uncertainty regarding the future of the ACE rule or other potential GHG regulations, the Evergy Companies cannot determine the impacts on their operations or consolidated financial results, but the cost to comply with the ACE rule or other potential GHG rules, could be material.

Water
The Evergy Companies discharge some of the water used in generation and other operations containing substances deemed to be pollutants. A November 2015 EPA rule applicable to steam-electric power generating plants establishes effluent limitations guidelines (ELG) and standards for wastewater discharges, including limits on the amount of toxic metals and other pollutants that can be discharged. Implementation timelines for this 2015 rule vary from 2018 to 2023. In April 2019, the U.S. Court of Appeals for the 5th Circuit (5th Circuit) issued a ruling that vacated and remanded portions of the original ELG rule. Due to this ruling, the EPA announced a plan in July 2021 to release a proposed rulemaking in September 2022 to address the vacated limitations for legacy wastewater and landfill leachate. Future ELG modifications for the best available technology economically achievable for the discharge of legacy wastewater and leachate are likely and could be material.
In October 2020, the EPA published the final ELG reconsideration rule. This rule adjusts numeric limits for flue gas desulfurization (FGD) wastewater and adds a 10% volumetric purge limit for bottom ash transport water. The timeline for final FGD wastewater compliance is as soon as possible on or after one year following publication of the final rule in the Federal Register but no later than December 31, 2025. In August 2021, the EPA published notice in the Federal Register that it is initiating a supplemental rulemaking to revise the ELG regulations after completing review of the reconsideration rule as a result of an executive order from President Biden. As part of the rulemaking process, the EPA will determine if more stringent limitations and standards are appropriate. The 2020 ELG reconsideration rules will remain in effect while the EPA undertakes this new rulemaking.
The Evergy Companies have reviewed the 2020 ELG reconsideration regulation, and the costs to comply with these changes are not expected to be material. However, the Evergy Companies cannot predict what revisions the EPA may make under its supplemental rulemaking to revise the ELG regulations and compliance costs associated with any revisions could be material.
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
The operating expenses and capital costs billed for jointly-owned plants and shared services are detailed in the following table.

	Three Months Ended September 30		Year to Date September 30
	2021	2020	2021	2020
	(millions)
Evergy Kansas Central billings to Evergy Missouri West	$7.3	$13.1	$24.1	$27.4
Evergy Metro billings to Evergy Missouri West	35.4	46.5	103.2	121.8
Evergy Kansas Central billings to Evergy Metro	5.4	5.4	22.4	24.9
Evergy Metro billings to Evergy Kansas Central	36.9	26.9	90.8	94.5
Money Pool
Evergy Kansas Central, Evergy Metro and Evergy Missouri West are authorized to participate in the Evergy, Inc. money pool, which is an internal financing arrangement in which funds may be lent on a short-term basis between Evergy Kansas Central, Evergy Metro, Evergy Missouri West and Evergy, Inc. Evergy, Inc. can lend but not borrow under the money pool. The Evergy, Inc. money pool was amended in July 2021 to include Evergy Kansas Central as a participant.
At September 30, 2021, Evergy Metro had a $238.0 million outstanding receivable from Evergy Missouri West under the money pool. At December 31, 2020, Evergy Metro had a $100.0 million outstanding receivable from Evergy Missouri West under the money pool.
Related Party Net Receivables and Payables
The following table summarizes Evergy Kansas Central's and Evergy Metro's related party net receivables and payables.

	September 30	December 31
	2021	2020
Evergy Kansas Central	(millions)
Net receivable from Evergy	$4.0	$0.1
Net payable to Evergy Metro	(15.6)	(21.7)
Net receivable from Evergy Missouri West	8.4	6.6

Evergy Metro
Net receivable from Evergy	$15.8	$15.7
Net receivable from Evergy Kansas Central	15.6	21.7
Net receivable from Evergy Missouri West	335.7	188.1

Tax Allocation Agreement
Evergy files a consolidated federal income tax return as well as unitary and combined income tax returns in several state jurisdictions with Kansas and Missouri being the most significant. Income taxes for consolidated or combined subsidiaries are allocated to the subsidiaries based on separate company computations of income or loss. The following table summarizes Evergy Kansas Central's and Evergy Metro's income taxes receivable from Evergy.

	September 30	December 31
	2021	2020
Evergy Kansas Central	(millions)
Income taxes receivable from Evergy	$14.7	$25.3

Evergy Metro
Income taxes receivable from Evergy	$43.0	$3.2
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

	September 30	December 31
	2021	2020
Evergy Metro	(millions)
Right-of-use asset recorded within other long-term assets	$28.4	$28.9
Lease liability recorded in other current liabilities	0.7	0.7
Lease liability recorded in other long-term liabilities	27.7	28.2
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
Evergy Registration Statements
In September 2021, Evergy filed an automatic registration statement providing for the sale of unlimited amounts of securities with the SEC, which expires in September 2024.
In September 2021, Evergy registered shares of its common stock with the SEC for its Dividend Reinvestment and Direct Stock Purchase Plan. Shares issued under the plan may be either newly issued shares or shares purchased on the open market.

13. TAXES
Components of income tax expense are detailed in the following tables.

Evergy
	Three Months Ended September 30		Year to Date September 30
	2021	2020	2021	2020
Current income taxes	(millions)
Federal	$(6.5)	$(16.4)	$(0.5)	$(35.0)
State	2.2	(0.4)	1.7	(7.7)
Total	(4.3)	(16.8)	1.2	(42.7)
Deferred income taxes
Federal	61.3	46.6	94.0	83.4
State	1.6	21.5	8.6	57.7
Total	62.9	68.1	102.6	141.1
Investment tax credit
Deferral	—	—	0.4	—
Amortization	(1.4)	(1.3)	(4.4)	(4.6)
Total	(1.4)	(1.3)	(4.0)	(4.6)
Income tax expense	$57.2	$50.0	$99.8	$93.8

Evergy Kansas Central
	Three Months Ended September 30		Year to Date September 30
	2021	2020	2021	2020
Current income taxes	(millions)
Federal	$25.6	$(4.6)	$45.1	$7.5
State	1.1	(6.4)	2.6	(13.3)
Total	26.7	(11.0)	47.7	(5.8)
Deferred income taxes
Federal	(3.6)	17.9	(2.6)	(10.7)
State	0.6	16.6	3.5	169.4
Total	(3.0)	34.5	0.9	158.7
Investment tax credit
Deferral	—	—	0.4	—
Amortization	(1.1)	(1.0)	(3.3)	(3.7)
Total	(1.1)	(1.0)	(2.9)	(3.7)
Income tax expense	$22.6	$22.5	$45.7	$149.2

Evergy Metro
	Three Months Ended September 30		Year to Date September 30
	2021	2020	2021	2020
Current income taxes	(millions)
Federal	$(24.2)	$(8.9)	$23.9	$(8.4)
State	2.0	9.5	3.2	10.5
Total	(22.2)	0.6	27.1	2.1
Deferred income taxes
Federal	49.5	22.2	18.5	38.9
State	(0.4)	2.6	(0.8)	(35.1)
Total	49.1	24.8	17.7	3.8
Investment tax credit amortization	(0.4)	(0.3)	(1.1)	(0.8)
Income tax expense	$26.5	$25.1	$43.7	$5.1
Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Evergy
	Three Months Ended September 30		Year to Date September 30
	2021	2020	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Effect of:
COLI policies	(1.0)	(1.6)	(1.0)	(1.6)
State income taxes	0.5	3.5	0.8	3.4
Flow through depreciation for plant-related differences	(5.7)	(4.9)	(5.9)	(4.8)
Federal tax credits	(3.1)	(4.6)	(3.1)	(4.6)
Non-controlling interest	(0.3)	(0.3)	(0.3)	(0.3)
AFUDC equity	(0.6)	(0.2)	(0.6)	(0.3)
Amortization of federal investment tax credits	(0.4)	(0.7)	(0.4)	(0.7)
State tax rate change	—	—	—	2.0
Valuation allowance	—	(0.4)	—	(0.2)
Stock compensation	—	—	—	(0.1)
Officer compensation limitation	0.5	0.2	0.5	0.2
Other	0.3	—	(0.3)	—
Effective income tax rate	11.2%	12.0%	10.7%	14.0%

Evergy Kansas Central
	Three Months Ended September 30		Year to Date September 30
	2021	2020	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Effect of:
COLI policies	(1.7)	(2.9)	(1.7)	(2.9)
State income taxes	0.5	2.3	0.8	2.9
Flow through depreciation for plant-related differences	(3.6)	(0.4)	(3.7)	(0.2)
Federal tax credits	(5.2)	(6.8)	(5.2)	(6.8)
Non-controlling interest	(0.5)	(0.7)	(0.5)	(0.6)
AFUDC equity	(0.5)	0.1	(0.6)	(0.4)
Amortization of federal investment tax credits	(0.5)	(1.1)	(0.5)	(1.0)
State tax rate change	—	—	—	32.0
Stock compensation	—	—	(0.1)	(0.1)
Officer compensation limitation	0.4	—	0.3	—
Other	0.2	—	(0.8)	—
Effective income tax rate	10.1%	11.5%	9.0%	43.9%

Evergy Metro
	Three Months Ended September 30		Year to Date September 30
	2021	2020	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Effect of:
COLI policies	(0.1)	(0.2)	(0.2)	(0.2)
State income taxes	0.6	5.5	0.6	4.5
Flow through depreciation for plant-related differences	(7.8)	(9.1)	(8.0)	(9.1)
Federal tax credits	(0.6)	(2.4)	(0.6)	(2.4)
AFUDC equity	(0.7)	(0.5)	(0.7)	(0.3)
Amortization of federal investment tax credits	(0.4)	(0.4)	(0.4)	(0.4)
State tax rate change	—	—	—	(11.4)
Stock compensation	—	—	—	(0.4)
Officer compensation limitation	0.9	0.5	0.9	0.5
Other	(0.2)	0.1	—	—
Effective income tax rate	12.7%	14.5%	12.6%	1.8%
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
February 2021 Winter Weather Event
In February 2021, much of the central and southern United States, including the service territories of the Evergy Companies, experienced a significant winter weather event that resulted in extremely cold temperatures over a multi-day period. The February 2021 winter weather event resulted in an increase in the demand for natural gas used by the Evergy Companies for generating electricity and also contributed to the limited availability of other generation resources, including coal and renewables, within the SPP Integrated Marketplace. As part of the February 2021 winter weather event, Evergy incurred natural gas and purchased power costs, net of wholesale revenues, of $349.7 million. This $349.7 million of net fuel and purchased power costs was primarily driven by $293.4 million of costs at Evergy Missouri West and $127.9 million of costs at Evergy Kansas Central, partially offset by $71.6 million of net wholesale revenues at Evergy Metro. The amount of purchased power costs incurred by the Evergy Companies during the February 2021 winter weather event is subject to resettlement activity and further review by the SPP. This review and any subsequent resettlement activity could result in increases or decreases to the final amount of purchased power costs incurred by the Evergy Companies during the February 2021 winter weather event and these changes could be material.
As of September 30, 2021, the Evergy Companies have deferred substantially all of the fuel and purchased power costs, net of wholesale revenues, related to the February 2021 winter weather event to a regulatory asset or liability pursuant to their fuel recovery mechanisms and an emergency AAO issued by the KCC in February 2021. Further, in June 2021, Evergy Metro and Evergy Missouri West filed a joint request for an AAO with the MPSC regarding the deferral and subsequent recovery or refund of the February 2021 winter weather event amounts. While the Evergy Companies expect to recover substantially all of any increased fuel and purchased power costs related to the February 2021 winter weather event from customers, the timing of the cost recovery could be delayed or spread over a longer than typical recovery timeframe by the KCC or the MPSC to help moderate monthly customer bill impacts given the extraordinary nature of the February 2021 winter weather event.
The Evergy Companies also engage in limited non-regulated energy marketing activities in various regional power markets that have historically not had a significant impact on the Evergy Companies' results of operations. These energy marketing margins are recorded net in operating revenues on the Evergy Companies' statements of income and comprehensive income. As a result of the elevated market prices experienced in regional power markets across the central and southern United States driven by the February 2021 winter weather event discussed above, Evergy and Evergy Kansas Central recorded $95.0 million of energy marketing margins in 2021 related to the February 2021 winter weather event, primarily driven by activities in ERCOT. The amount of energy marketing margins recorded as a result of the February 2021 winter weather event is subject to resettlement activities and/or legislative action in Texas that could result in increases or decreases to the final amount of energy marketing margins earned by Evergy and Evergy Kansas Central and these changes could be material.
See Notes 1 and 4 to the consolidated financial statements for additional information regarding the February 2021 winter weather event and related AAOs.
Transforming Evergy's Generation Fleet
The Evergy Companies are committed to a long-term strategy to reduce CO2 emissions in a cost-effective and reliable manner. In 2020, Evergy achieved a reduction of CO2 emissions of approximately 50% from 2005 levels in connection with its then-stated goal to achieve an 80% reduction from 2005 levels by 2050. In connection with the filing of its triennial integrated resource plan in Missouri in April 2021, Evergy announced a revised goal to achieve net-zero carbon emissions by 2045, which includes an interim goal of a 70% reduction of CO2 emissions from 2005 levels by 2030. The trajectory and timing of reaching Evergy's net-zero carbon emissions goal are dependent on enabling technology developments, the reliability of the power grid, and supportive energy policies and regulations.
LEC Unit 4 Securitization
In April 2021, the state of Kansas passed the UFSA which allows certain public utilities, including Evergy Kansas Central and Evergy Metro, to securitize utility assets in order to recover energy transition costs relating to the early retirement of certain generating assets. To recover the energy transition costs through securitization as allowed in the UFSA, a public utility must obtain a predetermination order from the KCC finding that the retirement of the subject generation facility is reasonable. Upon the receipt of a successful predetermination order, the public utility must then file an application with the KCC for a financing order to issue securitized bonds to recover the energy transition costs. The UFSA also allows the pursuit of securitization to help finance qualified extraordinary expenses, such as fuel costs incurred during extreme weather events.
In September 2021, Evergy Kansas Central filed a predetermination request with the KCC for the ratemaking principles and treatment related to its planned investment in approximately 190 MW of solar generation and the planned retirement of coal-fired LEC Unit 4 and related coal-handling facilities for LEC Units 4 and 5, both of which are expected to occur between December 2023 and the first half of 2024. An evidentiary hearing in the case is currently scheduled to begin in January 2022 and a decision by the KCC regarding the request is expected in the first or second quarter of 2022.
If the KCC finds that Evergy Kansas Central's planned retirement of LEC Unit 4 and investment in 190 MW of solar generation is prudent as part of the predetermination request, Evergy Kansas Central then plans to file an application with the KCC later in 2022 for a financing order authorizing the issuance of securitized bonds to recover energy transition costs associated with the retirement of LEC Unit 4 and the related coal handling facilities for LEC Units 4 and 5.

Evergy Equity Investment
From time to time, Evergy makes limited equity investments in early-stage energy solution companies that are privately held. These investments have historically not had a significant impact on Evergy's results of operations. In October 2021, an equity investment in which Evergy held a minority stake was acquired through a transaction involving a special purpose acquisition company (SPAC). As a result of its equity investment in the company that was acquired in the SPAC transaction, Evergy received shares of the resulting public company upon the closing of the transaction, which are subject to a restriction on sale of up to 180 days. Evergy expects to record an unrealized gain in the fourth quarter of 2021 for the conversion of its shares into the newly formed public company along with any changes in the fair value of this investment during the fourth quarter of 2021. The fair value of Evergy's investment will also be affected by its restriction on sale of the shares of the new company. The ultimate amount of this unrealized gain in the fourth quarter of 2021, if any, cannot be estimated at this time as it is largely dependent on the performance of the new public company's stock which is subject to market volatility. However, Evergy currently expects that this gain could have a significant impact on its fourth quarter 2021 earnings when compared with its historical fourth quarter results of operations.
Bluescape Securities Purchase Agreement
See Note 12 to the consolidated financial statements for information regarding Evergy's securities purchase agreement with an affiliate of Bluescape to purchase Evergy's common stock and a warrant that was completed in April 2021.
Impact of COVID-19
See Part II, Item 7, MD&A - Executive Summary in the Evergy Companies' combined 2020 Form 10-K and Part II, Item 1A, Risk Factors in this combined Quarterly Report on Form 10-Q for information regarding the impact of COVID-19 on the Evergy Companies.
Regulatory Proceedings
See Note 4 to the consolidated financial statements for information regarding regulatory proceedings.
Earnings Overview
The following table summarizes Evergy's net income and diluted EPS.

	Three Months Ended September 30			Year to Date September 30
	2021	Change	2020	2021	Change	2020
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$449.4	$84.9	$364.5	$826.3	$259.0	$567.3
Earnings per common share, diluted	1.95	0.35	1.60	3.60	1.11	2.49
Net income attributable to Evergy, Inc. increased for the three months ended September 30, 2021, compared to the same period in 2020, primarily due to higher retail sales driven by warmer weather, lower operating and maintenance expenses and higher investment earnings; partially offset by higher depreciation expense, higher property taxes and higher income tax expense.
Diluted EPS increased for the three months ended September 30, 2021, compared to the same period in 2020, primarily due to the increase in net income attributable to Evergy, Inc. discussed above.
Net income attributable to Evergy, Inc. increased year to date September 30, 2021, compared to the same period in 2020, primarily due to non-regulated energy marketing margins related to the February 2021 winter weather event, higher retail sales driven by favorable weather, lower operating and maintenance expenses, higher equity allowance for funds used during construction (AFUDC), higher investment earnings and lower interest expense; partially offset by higher property taxes, higher depreciation expense and higher income tax expense.
Diluted EPS increased year to date September 30, 2021, compared to the same period in 2020, primarily due to the increase in net income attributable to Evergy, Inc. discussed above.

For additional information regarding the change in net income, refer to the Evergy Results of Operations section within this MD&A.
Adjusted Earnings (non-GAAP) and Adjusted EPS (non-GAAP)
Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) for the three months ended and year to date September 30, 2021, were $454.8 million or $1.98 per share and $775.3 million or $3.38 per share, respectively. For the three months ended and year to date September 30, 2020, Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) were $393.3 million or $1.73 per share and $641.7 million or $2.82 per share, respectively. In addition to net income attributable to Evergy, Inc. and diluted EPS, Evergy's management uses adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) to evaluate earnings and EPS without the income or costs resulting from non-regulated energy marketing margins from the February 2021 winter weather event, as well as costs resulting from executive transition, severance, advisor expenses and the revaluation of deferred tax assets and liabilities from the Kansas corporate income tax rate change.
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

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
Three Months Ended September 30	2021		2020
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$449.4	$1.95	$364.5	$1.60
Non-GAAP reconciling items:
Non-regulated energy marketing costs related to February 2021 winter weather event, pre-tax(b)	1.9	0.01	—	—
Executive transition costs, pre-tax(c)	3.3	0.02	—	—
Severance costs, pre-tax(d)	—	—	28.7	0.13
Advisor expenses, pre-tax(e)	1.2	—	9.7	0.04
Income tax benefit(f)	(1.0)	—	(9.6)	(0.04)
Adjusted earnings (non-GAAP)	$454.8	$1.98	$393.3	$1.73

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
Year to Date September 30	2021		2020
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$826.3	$3.60	$567.3	$2.49
Non-GAAP reconciling items:
Non-regulated energy marketing margin related to February 2021 winter weather event, pre-tax(a)	(95.0)	(0.42)	—	—
Non-regulated energy marketing costs related to February 2021 winter weather event, pre-tax(b)	5.9	0.03	—	—
Executive transition costs, pre-tax(c)	10.6	0.05	—	—
Severance costs, pre-tax(d)	2.8	0.01	55.3	0.24
Advisor expenses, pre-tax(e)	8.4	0.04	26.1	0.12
Income tax expense (benefit)(f)	16.3	0.07	(20.8)	(0.09)
Kansas corporate income tax change(g)	—	—	13.8	0.06
Adjusted earnings (non-GAAP)	$775.3	$3.38	$641.7	$2.82
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
RELATED PARTY TRANSACTIONS
See Note 11 to the consolidated financial statements for information regarding related party transactions.

EVERGY RESULTS OF OPERATIONS
The following table summarizes Evergy's comparative results of operations.

	Three Months Ended September 30			Year to Date September 30
	2021	Change	2020	2021	Change	2020
	(millions)
Operating revenues	$1,616.5	$98.9	$1,517.6	$4,464.6	$645.6	$3,819.0
Fuel and purchased power	355.8	39.6	316.2	1,275.0	442.5	832.5
SPP network transmission costs	73.6	7.5	66.1	216.8	19.0	197.8
Operating and maintenance	265.2	(39.4)	304.6	800.6	(64.9)	865.5
Depreciation and amortization	225.0	7.0	218.0	669.5	11.4	658.1
Taxes other than income tax	96.2	5.2	91.0	289.0	14.8	274.2
Income from operations	600.7	79.0	521.7	1,213.7	222.8	990.9
Other income (expense), net	0.6	11.9	(11.3)	(3.2)	33.5	(36.7)
Interest expense	93.6	(1.2)	94.8	281.4	(9.1)	290.5
Income tax expense	57.2	7.2	50.0	99.8	6.0	93.8
Equity in earnings of equity method investees, net of income taxes	2.0	0.1	1.9	6.1	—	6.1
Net income	452.5	85.0	367.5	835.4	259.4	576.0
Less: Net income attributable to noncontrolling interests	3.1	0.1	3.0	9.1	0.4	8.7
Net income attributable to Evergy, Inc.	$449.4	$84.9	$364.5	$826.3	$259.0	$567.3

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

	Revenues and Expenses			MWhs Sold
Three Months Ended September 30	2021	Change	2020	2021	Change	2020
Retail revenues	(millions)			(thousands)
Residential	$677.4	$41.0	$636.4	5,135	322	4,813
Commercial	525.0	25.5	499.5	5,146	232	4,914
Industrial	166.0	(0.8)	166.8	2,293	20	2,273
Other retail revenues	9.2	(0.3)	9.5	32	(2)	34
Total electric retail	1,377.6	65.4	1,312.2	12,606	572	12,034
Wholesale revenues	105.0	20.0	85.0	5,883	2,376	3,507
Transmission revenues	90.3	9.6	80.7	N/A	N/A	N/A
Other revenues	43.6	3.9	39.7	N/A	N/A	N/A
Operating revenues	1,616.5	98.9	1,517.6	18,489	2,948	15,541
Fuel and purchased power	(355.8)	(39.6)	(316.2)
SPP network transmission costs	(73.6)	(7.5)	(66.1)
Utility gross margin (a)	1,187.1	51.8	1,135.3
Operating and maintenance	(265.2)	39.4	(304.6)
Depreciation and amortization	(225.0)	(7.0)	(218.0)
Taxes other than income tax	(96.2)	(5.2)	(91.0)
Income from operations	$600.7	$79.0	$521.7
(a) Utility gross margin is a non-GAAP financial measure. See explanation of utility gross margin above.

	Revenues and Expenses			MWhs Sold
Year to Date September 30	2021	Change	2020	2021	Change	2020
Retail revenues	(millions)			(thousands)
Residential	$1,533.9	$18.3	$1,515.6	12,556	442	12,114
Commercial	1,293.5	20.6	1,272.9	13,538	564	12,974
Industrial	449.6	2.9	446.7	6,424	253	6,171
Other retail revenues	26.1	(3.1)	29.2	98	(1)	99
Total electric retail	3,303.1	38.7	3,264.4	32,616	1,258	31,358
Wholesale revenues	662.5	466.7	195.8	13,087	2,845	10,242
Transmission revenues	266.7	28.2	238.5	N/A	N/A	N/A
Other revenues	232.3	112.0	120.3	N/A	N/A	N/A
Operating revenues	4,464.6	645.6	3,819.0	45,703	4,103	41,600
Fuel and purchased power	(1,275.0)	(442.5)	(832.5)
SPP network transmission costs	(216.8)	(19.0)	(197.8)
Utility gross margin (a)	2,972.8	184.1	2,788.7
Operating and maintenance	(800.6)	64.9	(865.5)
Depreciation and amortization	(669.5)	(11.4)	(658.1)
Taxes other than income tax	(289.0)	(14.8)	(274.2)
Income from operations	$1,213.7	$222.8	$990.9
(a) Utility gross margin is a non-GAAP financial measure. See explanation of utility gross margin above.

Evergy's utility gross margin increased $51.8 million for the three months ended September 30, 2021, compared to the same period in 2020, driven by:
•a $41.3 million increase primarily due to higher retail sales driven by warmer weather (cooling degree days increased by 22%), partially offset by a decrease in weather-normalized residential demand;
•a $10.0 million increase related to TDC riders in 2021, primarily at Evergy Kansas Central; and
•a $9.6 million increase in transmission revenue due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2021; partially offset by
•a $9.1 million decrease in revenues at Evergy Kansas Central and Evergy Metro due to rate reductions beginning January 1, 2021 in Kansas to reflect their exemption from Kansas corporate income taxes.
Evergy's utility gross margin increased $184.1 million year to date September 30, 2021, compared to the same period in 2020, driven by:
•$95.0 million of non-regulated energy marketing margins recognized at Evergy Kansas Central related to the February 2021 winter weather event;
•a $72.4 million increase primarily due to higher retail sales driven by favorable weather (heating degree days increased by 5% and cooling degree days increased by 14%);
•a $28.2 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2021;
•a $10.1 million increase related to TDC riders in 2021, primarily at Evergy Kansas Central; and
•a $1.6 million net increase due to other impacts from the February 2021 winter weather event driven by:
◦a $33.9 million increase at Evergy Kansas Central driven by higher utility gross margin at its non-regulated 8% ownership share of JEC due to higher wholesale sales prices and MWhs sold in February 2021; partially offset by
◦a $20.9 million decrease at Evergy Missouri West driven by $14.7 million of increased fuel and purchased power costs in February 2021 that are not currently recoverable from customers through its fuel recovery mechanism and a $6.2 million decrease related to a special requirements contract with an industrial customer; and
◦an $11.4 million decrease at Evergy Metro primarily driven by jurisdictional allocation differences currently present between its fuel recovery mechanisms in Missouri and Kansas regarding its refund to customers for the net increase in wholesale revenues in February 2021; partially offset by
•a $23.2 million decrease in revenues at Evergy Kansas Central and Evergy Metro due to rate reductions beginning January 1, 2021 in Kansas to reflect their exemption from Kansas corporate income taxes.
Operating and Maintenance
Evergy's operating and maintenance expense decreased $39.4 million for the three months ended September 30, 2021, compared to the same period in 2020, primarily driven by:
•a $28.7 million decrease in voluntary severance expenses due to a $28.3 million decrease at Evergy Kansas Central, Evergy Metro and Evergy Missouri West related to Evergy voluntary exit programs in 2020 and a $0.4 million decrease in voluntary severance expenses incurred at Evergy Kansas Central and Evergy Metro related to Wolf Creek voluntary exit programs in 2020;
•an $8.5 million decrease in advisor expenses incurred in the third quarter of 2021 associated with strategic planning; and
•a $3.0 million decrease in various transmission and distribution operating and maintenance expenses primarily due to lower labor and contractor costs primarily driven by a higher mix of transmission capital projects in the third quarter of 2021; partially offset by

•$3.3 million of costs associated with executive transition in the third quarter of 2021, including severance agreements and other transition expenses; and
•$1.9 million of costs at Evergy Kansas Central related to non-regulated energy marketing margins recognized related to the February 2021 winter weather event.
Evergy's operating and maintenance expense decreased $64.9 million year to date September 30, 2021, compared to the same period in 2020, primarily driven by:
•a $52.5 million decrease in voluntary severance expenses due to a $45.5 million decrease at Evergy Kansas Central, Evergy Metro and Evergy Missouri West related to Evergy voluntary exit programs in 2020 and a $7.0 million decrease in voluntary severance expenses incurred at Evergy Kansas Central and Evergy Metro related to Wolf Creek voluntary exit programs in 2020;
•a $17.7 million decrease in advisor expenses incurred in 2021 associated with strategic planning;
•a $10.4 million decrease in various transmission and distribution operating and maintenance expenses primarily due to lower labor and contractor costs primarily driven by a higher mix of transmission capital projects in 2021; and
•a $7.9 million decrease in credit loss expense at Evergy Kansas Central, Evergy Metro and Evergy Missouri West primarily due to increases made to the allowance for credit losses in 2020 related to the economic slowdown resulting from the COVID-19 pandemic and a lower level of write-offs in 2021; partially offset by
•$10.6 million of costs associated with executive transition in 2021, including inducement bonuses, severance agreements and other transition expenses;
•a $6.6 million increase in plant operating and maintenance expense at fossil-fuel generating units primarily due to an $8.0 million increase at Evergy Kansas Central primarily driven by a major maintenance outage at JEC in 2021;
•$5.9 million of costs at Evergy Kansas Central related to non-regulated energy marketing margins recognized during the February 2021 winter weather event; and
•a $2.7 million increase in property insurance expense due to a lower annual refund of nuclear insurance premiums received by Evergy Kansas Central and Evergy Metro in 2021 related to their ownership interests in Wolf Creek.
Depreciation and Amortization
Evergy's depreciation and amortization increased $7.0 million for the three months ended September 30, 2021 and $11.4 million year to date September 30, 2021, compared to the same periods in 2020; primarily driven by higher capital additions at Evergy Kansas Central in 2021.
Taxes Other Than Income Tax
Evergy's taxes other than income tax increased $5.2 million for the three months ended September 30, 2021 and $14.8 million year to date September 30, 2021, compared to the same periods in 2020; driven by an increase in property taxes in Missouri and Kansas primarily due to higher assessed property tax values.
Other Income (Expense), Net
Evergy's other expense, net decreased $11.9 million for the three months ended September 30, 2021, compared to the same period in 2020, primarily driven by:
•a $7.1 million decrease due to higher investment earnings primarily driven by a $5.2 million realized gain from the sale of an equity investment in the third quarter of 2021; and
•$3.0 million of other income recorded in 2021 related to a contract termination fee.

Evergy's other expense, net decreased $33.5 million year to date September 30, 2021, compared to the same period in 2020, primarily driven by:
•a $14.8 million decrease due to higher investment earnings primarily driven by a $5.2 million realized gain from the sale of an equity investment in the third quarter of 2021 and a $10.5 million increase in unrealized gains from equity investments in 2021;
•a $10.9 million decrease due to higher Evergy Kansas Central and Evergy Metro equity AFUDC primarily driven by higher construction work in progress balances at Evergy Kansas Central and Evergy Metro and a lower short-term debt balance at Evergy Metro in 2021;
•$6.1 million of other income recorded in 2021 related to contract termination fees; and
•a $1.6 million decrease due to recording higher Evergy Kansas Central corporate-owned life insurance (COLI) benefits in 2021.
Interest Expense
Evergy's interest expense decreased $9.1 million year to date September 30, 2021, compared to the same period in 2020, primarily driven by:
•an $8.8 million decrease primarily due to lower weighted-average interest rates on short-term borrowings at Evergy Kansas Central and Evergy Metro and lower commercial paper balances at Evergy Metro in 2021;
•an $8.4 million decrease due to the redemption of Evergy's $350.0 million of 4.85% Senior Notes in April 2021; and
•a $2.1 million net decrease due to the redemption of Evergy Kansas Central's $250.0 million of 5.10% FMBs in May 2020, which decreased interest expense by $6.8 million, partially offset by a $4.7 million increase due to the issuance of Evergy Kansas Central's $500.0 million of 3.45% FMBs in April 2020; partially offset by
•a $6.6 million increase due to the issuance in a private placement of Evergy Missouri West's $500.0 million of Series A, B and C Senior Notes in April 2021; and
•a $3.6 million increase due to the issuance of Evergy Metro's $400.0 million of 2.25% Mortgage Bonds in May 2020.
Income Tax Expense
Evergy's income tax expense increased $7.2 million for the three months ended September 30, 2021, compared to the same period in 2020, primarily driven by:
•a $21.8 million increase due to higher Evergy Kansas Central and Evergy Metro pre-tax income in the third quarter of 2021;
•a $5.0 million increase due to lower wind and other income tax credits in the third quarter of 2021; and
•a $1.3 million increase due to higher non-deductible officer compensation in 2021; partially offset by
•a $15.3 million decrease as a result of the state of Kansas exempting certain public utilities, including Evergy Kansas Central and Evergy Metro, from Kansas corporate income tax beginning in January 2021; and
•an $8.3 million decrease due to flow-through items primarily driven by higher amortization of excess deferred income taxes at Evergy Kansas Central.
Evergy's income tax expense increased $6.0 million year to date September 30, 2021, compared to the same period in 2020, primarily driven by:
•a $69.6 million increase due to higher Evergy Kansas Central and Evergy Metro pre-tax income in 2021;
•a $2.5 million increase due to higher non-deductible officer compensation in 2021; and
•a $2.5 million increase due to lower wind and other income tax credits in 2021; partially offset by

•a $34.2 million decrease as a result of the state of Kansas exempting certain public utilities, including Evergy Kansas Central and Evergy Metro, from Kansas corporate income tax beginning in January 2021;
•a $22.3 million decrease due to flow-through items primarily driven by higher amortization of excess deferred income taxes at Evergy Kansas Central; and
•a $13.8 million decrease related to the revaluation of deferred income tax assets and liabilities in the second quarter of 2020 due to the change in the Kansas corporate income tax rate.
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
Short-Term Borrowings
As of September 30, 2021, Evergy had $1.9 billion of available borrowing capacity under its master credit facility. The available borrowing capacity under the master credit facility consisted of $410.3 million for Evergy, Inc., $513.9 million for Evergy Kansas Central, $350.0 million for Evergy Metro and $604.5 million for Evergy Missouri West. The Evergy Companies' borrowing capacity under the master credit facility also supports their issuance of commercial paper. See Note 7 to the consolidated financial statements for more information regarding the master credit facility. Along with cash flows from operations and receivable sales facilities, Evergy generally uses borrowings under its master credit facility and the issuance of commercial paper to meet its day-to-day cash flow requirements. Evergy believes that its existing cash on hand and available borrowing capacity under its master credit facility provide sufficient liquidity for its existing capital requirements.
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
Shelf Registration Statements and Regulatory Authorizations
Evergy
In September 2021, Evergy filed an automatic shelf registration statement providing for the sale of unlimited amounts of securities with the SEC, which expires in September 2024.
Evergy Kansas Central
In September 2021, Evergy Kansas Central filed an automatic shelf registration statement providing for the sale of unlimited amounts of unsecured debt and first mortgage bonds (FMBs) with the SEC, which expires in September 2024.
Evergy Metro
In September 2021, Evergy Metro filed an automatic shelf registration statement providing for the sale of unlimited amounts of notes and mortgage bonds with the SEC, which expires in September 2024.

Capital Expenditures
Evergy requires significant capital investments and expects to need cash for utility construction programs designed to improve and expand facilities related to providing electric service, which include, but are not limited to, expenditures to develop new transmission lines and improvements to power plants, transmission and distribution lines and equipment.
Capital expenditures projected for the next five years, excluding AFUDC and including costs of removal, are detailed in the following table, which updates the projected capital expenditures table disclosed under "Management's Discussion and Analysis - Liquidity and Capital Resources - Capital Requirements - Capital Expenditures" in Evergy's 2020 Form 10-K. This capital expenditure plan is subject to continual review and change.

	2021	2022	2023	2024	2025
	(millions)
Generating facilities - new renewable generation	$—	$—	$253.0	$450.0	$750.0
Generating facilities - other	346.0	326.0	285.0	200.0	236.0
Transmission facilities	643.0	650.0	617.0	649.0	601.0
Distribution facilities	667.0	726.0	571.0	528.0	574.0
General facilities	297.0	314.0	267.0	228.0	256.0
Total capital expenditures	$1,953.0	$2,016.0	$1,993.0	$2,055.0	$2,417.0
Pensions
Year to date September 30, 2021, Evergy made pension contributions of $41.7 million. Evergy expects to make additional pension contributions of $68.2 million in 2021 to satisfy ERISA funding requirements and KCC and MPSC rate orders, of which $11.1 million is expected to be paid by Evergy Kansas Central and $57.1 million is expected to be paid by Evergy Metro. Also in 2021, Evergy expects to make additional post-retirement benefit contributions of $3.7 million.
Debt Covenants
As of September 30, 2021, Evergy was in compliance with all debt covenants under the master credit facility and certain debt instruments that contain restrictions that require the maintenance of certain capitalization and leverage ratios. See Note 7 to the consolidated financial statements for more information.
Off-Balance Sheet Arrangements
Evergy's off-balance sheet arrangements were reported in the Evergy Companies' combined 2020 Form 10-K. See Note 8 to the consolidated financial statements for information regarding Evergy's agreement to unconditionally guarantee certain series of Evergy Missouri West long-term debt in April 2021.
Cash Flows
The following table presents Evergy's cash flows from operating, investing and financing activities.

Year to Date September 30	2021	2020
	(millions)
Cash Flows from Operating Activities	$1,036.0	$1,421.7
Cash Flows used in Investing Activities	(1,349.1)	(1,029.9)
Cash Flows from (used in) Financing Activities	193.5	(53.4)

Cash Flows from Operating Activities
Evergy's cash flows from operating activities decreased $385.7 million year to date September 30, 2021, compared to the same period in 2020, primarily driven by:
•$371.8 million of cash payments for net fuel and purchased power costs during the February 2021 winter weather event;
•a $97.4 million increase in cash payments in 2021 due to the timing of payments made to taxing authorities for property tax payments as well as various suppliers and other service providers for goods and services purchased in the ordinary course of business; and
•$34.8 million in payments made for a Wolf Creek refueling outage in 2021; partially offset by
•a $124.5 million increase in cash receipts for retail electric sales in 2021 primarily driven by favorable weather; and
•$89.2 million of cash receipts related to non-regulated energy marketing margins earned during the February 2021 winter weather event.
Cash Flows used in Investing Activities
Evergy's cash flows used in investing activities increased $319.2 million year to date September 30, 2021, compared to the same period in 2020, primarily driven by:
•a $336.6 million increase in additions to property, plant and equipment due to increases at Evergy Kansas Central, Evergy Metro and Evergy Missouri West of $111.2 million, $89.5 million and $134.9 million, respectively, primarily due to increased spending for a variety of capital projects including transmission and distribution projects related to grid resiliency and other infrastructure improvements; partially offset by
•an increase of $15.7 million in proceeds from COLI investments at Evergy Kansas Central due to a higher number of policy settlements in 2021.
Cash Flows from (used in) Financing Activities
Evergy's cash flows from financing activities increased $246.9 million year to date September 30, 2021, compared to the same period in 2020, primarily driven by:
•a $663.5 million increase in short-term debt borrowings primarily driven by:
◦a $433.2 million increase at Evergy Kansas Central primarily due to an increase in cash capital expenditures in 2021 of $111.2 million and the repayment of $249.2 million of outstanding commercial paper in 2020; and
◦a $122.9 million increase at Evergy Missouri West primarily due to an increase in cash capital expenditures in 2021 of $134.9 million; and
•$112.5 million of Evergy common stock issued in April 2021 pursuant to a securities purchase agreement with an affiliate of Bluescape; partially offset by
•a $392.0 million decrease in proceeds from long-term debt, net due to Evergy Kansas Central's issuance of $500.0 million of 3.45% FMBs in April 2020 and Evergy Metro's issuance of $400.0 million of 2.25% Mortgage Bonds in May 2020; partially offset by Evergy Missouri West's issuance of $500.0 million of Series A, B and C Senior Notes in April 2021;
•a $100.0 million increase in retirements of long-term debt, net due to Evergy's repayment of $350.0 of 4.85% Senior Notes in April 2021; partially offset by Evergy Kansas Central's repayment of $250.0 million of 5.10% FMBs in May 2020; and
•a $9.6 million increase in the repayment of borrowings against cash surrender value of corporate-owned life insurance primarily due to a higher number of policy settlements in 2021.

EVERGY KANSAS CENTRAL, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Kansas Central is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Kansas Central's comparative results of operations.

Year to Date September 30	2021	Change	2020
	(millions)
Operating revenues	$2,277.4	$412.9	$1,864.5
Fuel and purchased power	543.7	213.8	329.9
SPP network transmission costs	216.8	19.0	197.8
Operating and maintenance	387.9	11.6	376.3
Depreciation and amortization	349.1	10.1	339.0
Taxes other than income tax	153.2	8.1	145.1
Income from operations	626.7	150.3	476.4
Other expense, net	(2.4)	9.8	(12.2)
Interest expense	120.2	(7.5)	127.7
Income tax expense	45.7	(103.5)	149.2
Equity in earnings of equity method investees, net of income taxes	3.0	(0.4)	3.4
Net income	461.4	270.7	190.7
Less: Net income attributable to noncontrolling interests	9.1	0.4	8.7
Net income attributable to Evergy Kansas Central, Inc.	$452.3	$270.3	$182.0
Evergy Kansas Central Utility Gross Margin and MWh Sales
The following table summarizes Evergy Kansas Central's utility gross margin and MWhs sold and provides a reconciliation of utility gross margin to income from operations.

	Revenues and Expenses			MWhs Sold
Year to Date September 30	2021	Change	2020	2021	Change	2020
Retail revenues	(millions)			(thousands)
Residential	$657.3	$29.8	$627.5	5,259	149	5,110
Commercial	536.8	25.8	511.0	5,467	201	5,266
Industrial	293.0	8.4	284.6	4,106	195	3,911
Other retail revenues	12.9	(0.4)	13.3	30	(1)	31
Total electric retail	1,500.0	63.6	1,436.4	14,862	544	14,318
Wholesale revenues	402.7	234.6	168.1	7,906	2,131	5,775
Transmission revenues	241.5	26.3	215.2	N/A	N/A	N/A
Other revenues	133.2	88.4	44.8	N/A	N/A	N/A
Operating revenues	2,277.4	412.9	1,864.5	22,768	2,675	20,093
Fuel and purchased power	(543.7)	(213.8)	(329.9)
SPP network transmission costs	(216.8)	(19.0)	(197.8)
Utility gross margin (a)	1,516.9	180.1	1,336.8
Operating and maintenance	(387.9)	(11.6)	(376.3)
Depreciation and amortization	(349.1)	(10.1)	(339.0)
Taxes other than income tax	(153.2)	(8.1)	(145.1)
Income from operations	$626.7	$150.3	$476.4
(a)Utility gross margin is a non-GAAP financial measure.  See explanation of utility gross margin under Evergy's Results of Operations.

Evergy Kansas Central's utility gross margin increased $180.1 million year to date September 30, 2021, compared to the same period in 2020, driven by:
•$95.0 million of non-regulated energy marketing margins recognized during the February 2021 winter weather event;
•a $33.9 million increase due to other impacts from the February 2021 winter weather event driven by higher utility gross margin at Evergy Kansas Central's non-regulated 8% ownership share of JEC due to higher wholesale sales prices and MWhs sold in February 2021;
•a $27.1 million increase primarily due to higher retail sales driven by favorable weather (heating degree days increased by 8% and cooling degree days increased by 5%) and an increase in weather-normalized commercial and industrial demand partially offset by a decrease in weather-normalized residential demand;
•a $26.4 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2021; and
•a $14.3 million increase related to Evergy Kansas Central's TDC rider in 2021; partially offset by
•a $16.6 million decrease in revenues due to rate reductions beginning January 1, 2021 in Kansas to reflect the exemption of Evergy Kansas Central from Kansas corporate income taxes.
Evergy Kansas Central Operating and Maintenance
Evergy Kansas Central's operating and maintenance expense increased $11.6 million year to date September 30, 2021, compared to the same period in 2020, primarily driven by:
•a $15.7 million increase in various administrative and general operating and maintenance expenses primarily driven by an increase in costs billed for common use assets from Evergy Metro in 2021 primarily related to software assets placed into service in the third quarter of 2020;
•an $8.0 million increase in plant operating and maintenance expense at fossil-fuel generating units primarily driven by a major maintenance outage at JEC in 2021;
•$7.3 million of costs associated with executive transition in 2021, including inducement bonuses, severance agreements and other transition expenses;
•$5.9 million of costs related to non-regulated energy marketing margins recognized during the February 2021 winter weather event; and
•a $1.4 million increase in property insurance expense due to a lower annual refund of nuclear insurance premiums received by Evergy Kansas Central in 2021 related to its ownership interest in Wolf Creek; partially offset by
•a $25.6 million decrease in voluntary severance expenses due to a $22.1 million decrease related to Evergy voluntary exit programs in 2020 and a $3.5 million decrease in voluntary severance expenses related to Wolf Creek voluntary exit programs in 2020; and
•a $3.7 million decrease in credit loss expense primarily due to increases made to the allowance for credit losses in 2020 related to the economic slowdown resulting from the COVID-19 pandemic and a lower level of write-offs in 2021.
Evergy Kansas Central Depreciation and Amortization
Evergy Kansas Central's depreciation and amortization expense increased $10.1 million year to date September 30, 2021, compared to the same period in 2020, primarily driven by higher capital additions in 2021.
Evergy Kansas Central Other Income (Expense), Net
Evergy Kansas Central's other expense, net decreased $9.8 million year to date September 30, 2021, compared to the same period in 2020, primarily driven by:
•a $5.8 million decrease due to higher equity AFUDC primarily driven by higher construction work in progress balances in 2021;

•$2.8 million of other income recorded in 2021 related to contract termination fees; and
•a $1.6 million decrease due to recording higher COLI benefits in 2021.
Evergy Kansas Central Interest Expense
Evergy Kansas Cental's interest expense decreased $7.5 million year to date September 30, 2021, compared to the same period in 2020, primarily driven by:
•a $5.3 million decrease primarily due to lower weighted-average interest rates on short-term borrowings in 2021; and
•a $2.1 million net decrease due to the redemption of Evergy Kansas Central's $250.0 million of 5.10% FMBs in May 2020, which decreased interest expense by $6.8 million, partially offset by a $4.7 million increase due to the issuance of Evergy Kansas Central's $500.0 million of 3.45% FMBs in April 2020.
Evergy Kansas Central Income Tax Expense
Evergy Kansas Central's income tax expense decreased $103.5 million year to date September 30, 2021, compared to the same period in 2020, primarily driven by:
•a $109.0 million decrease related to the revaluation of deferred income tax assets and liabilities in the second quarter of 2020 due to the change in the Kansas corporate income tax rate;
•a $19.3 million decrease as a result of the state of Kansas exempting certain public utilities, including Evergy Kansas Central, from Kansas corporate income tax beginning in January 2021;
•a $17.6 million decrease due to flow-through items primarily driven by higher amortization of excess deferred income taxes; and
•a $2.8 million decrease due to higher wind and other income tax credits in 2021; partially offset by
•a $44.4 million increase due to higher pre-tax income in 2021.
EVERGY METRO, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Metro is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Metro's comparative results of operations.

Year to Date September 30	2021	Change	2020
	(millions)
Operating revenues	$1,526.7	$198.4	$1,328.3
Fuel and purchased power	489.3	183.3	306.0
Operating and maintenance	262.1	(43.6)	305.7
Depreciation and amortization	238.3	(5.3)	243.6
Taxes other than income tax	97.2	4.8	92.4
Income from operations	439.8	59.2	380.6
Other expense, net	(9.6)	4.2	(13.8)
Interest expense	83.2	(2.3)	85.5
Income tax expense	43.7	38.6	5.1
Net income	$303.3	$27.1	$276.2

Evergy Metro Utility Gross Margin and MWh Sales
The following table summarizes Evergy Metro's utility gross margin and MWhs sold and provides a reconciliation of utility gross margin to income from operations.

	Revenues and Expenses			MWhs Sold
Year to Date September 30	2021	Change	2020	2021	Change	2020
Retail revenues	(millions)			(thousands)
Residential	$550.6	$(21.6)	$572.2	4,412	163	4,249
Commercial	542.5	(15.6)	558.1	5,572	212	5,360
Industrial	91.9	(7.7)	99.6	1,249	(30)	1,279
Other retail revenues	7.7	(1.2)	8.9	53	(1)	54
Total electric retail	1,192.7	(46.1)	1,238.8	11,286	344	10,942
Wholesale revenues	237.3	220.6	16.7	4,958	1,268	3,690
Transmission revenues	12.8	2.4	10.4	N/A	N/A	N/A
Other revenues	83.9	21.5	62.4	N/A	N/A	N/A
Operating revenues	1,526.7	198.4	1,328.3	16,244	1,612	14,632
Fuel and purchased power	(489.3)	(183.3)	(306.0)
Utility gross margin (a)	1,037.4	15.1	1,022.3
Operating and maintenance	(262.1)	43.6	(305.7)
Depreciation and amortization	(238.3)	5.3	(243.6)
Taxes other than income tax	(97.2)	(4.8)	(92.4)
Income from operations	$439.8	$59.2	$380.6
(a)Utility gross margin is a non-GAAP financial measure.  See explanation of utility gross margin under Evergy's Results of Operations.
Evergy Metro's utility gross margin increased $15.1 million year to date September 30, 2021, compared to the same period in 2020, driven by:
•a $33.1 million increase primarily due to higher retail sales driven by favorable weather (heating degree days increased by 2% and cooling degree days increased by 22%), partially offset by a decrease in weather-normalized residential and industrial demand; partially offset by
•an $11.4 million decrease due to impacts from the February 2021 winter weather event primarily driven by jurisdictional allocation differences currently present between Evergy Metro's fuel recovery mechanisms in Missouri and Kansas regarding its refund to customers for the net increase in wholesale revenues in February 2021; and
•a $6.6 million decrease in revenues due to a rate reduction beginning January 1, 2021 in Kansas to reflect Evergy Metro's exemption from Kansas corporate income taxes.
Evergy Metro Operating and Maintenance
Evergy Metro's operating and maintenance expense decreased $43.6 million year to date September 30, 2021, compared to the same period in 2020, primarily driven by:
•a $19.8 million decrease in voluntary severance expenses due to a $16.3 million decrease related to Evergy voluntary exit programs in 2020 and a $3.5 million decrease in voluntary severance expenses related to Wolf Creek voluntary exit programs in 2020;
•a $15.6 million decrease in various administrative and general operating and maintenance expenses primarily driven by an increase in costs billed for common use assets to Evergy Kansas Central in 2021 primarily related to software assets placed into service in the third quarter of 2020; and
•a $2.7 million decrease in credit loss expense primarily due to increases made to the allowance for credit losses in 2020 related to the economic slowdown resulting from the COVID-19 pandemic and a lower level of write-offs in 2021; partially offset by

•$2.5 million of costs associated with executive transition in 2021, including inducement bonuses, severance agreements and other transition expenses; and
•a $1.3 million increase in property insurance expense due to a lower annual refund of nuclear insurance premiums received in 2021 by Evergy Metro related to its ownership interest in Wolf Creek.
Evergy Metro Other Expense, Net
Evergy Metro's other expense, net decreased $4.2 million year to date September 30, 2021, compared to the same period in 2020, primarily driven by a $4.6 million increase in equity AFUDC primarily due to lower short-term debt and higher construction work in progress balances in 2021.
Evergy Metro Income Tax Expense
Evergy Metro's income tax expense increased $38.6 million year to date September 30, 2021, compared to the same period in 2020, primarily driven by:
•a $32.2 million increase related to the revaluation of deferred income tax assets and liabilities in the second quarter of 2020 due to the change in the Kansas corporate income tax rate;
•a $16.8 million increase due to higher pre-tax income in 2021; and
•a $4.2 million increase due to lower wind and other income tax credits in 2021; partially offset by
•a $13.7 million decrease as a result of the state of Kansas exempting certain public utilities, including Evergy Metro, from Kansas corporate income tax beginning in January 2021.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Kansas Central’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Metro’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Other Proceedings
The Evergy Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 4 and 10 to the consolidated financial statements.  Such information is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Actual results in future periods for the Evergy Companies could differ materially from historical results and the forward-looking statements contained in this report. The business of the Evergy Companies is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond their control. Additional risks and uncertainties not presently known or that management currently believes to be immaterial may also adversely affect the Evergy Companies. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors included in the 2020 Form 10-K for each of Evergy, Evergy Kansas Central and Evergy Metro, as well as Quarterly Reports on Form 10-Q and from time to time in Current Reports on Form 8-K filed by Evergy, Evergy Kansas Central and Evergy Metro. Except as set forth below, there have been no material changes with regards to those risk factors. This information, as well as the other information included in this report and in the other documents filed with the SEC, should be carefully considered before making an investment in the securities of the Evergy Companies. Risk factors of Evergy Kansas Central and Evergy Metro are also risk factors of Evergy.

Failure to attract and retain an appropriately qualified workforce or to maintain satisfactory collective bargaining agreements could negatively impact the Evergy Companies' business and operations and adversely impact the Evergy Companies' results of operations, financial position and cash flows.
The Evergy Companies' workforce includes professional, managerial and technical employees. Failure to attract and retain qualified talent, or successfully transition retirements with adequate replacements could impede the Evergy Companies' strategy and/or adversely impact the Evergy Companies' ability to execute on their strategy. For example, certain skills, such as those related to construction, maintenance and repair of transmission and distribution systems are in high demand and have a limited supply. Evergy competes for qualified employees with these skills on a national level.

In addition, federal COVID-19 vaccination and testing mandates could result in employee or contractor labor disruptions, and complying with any mandates and managing any related labor disruptions could have a significant adverse impact on the Evergy Companies' results of operations, financial position and cash flows.

A significant portion of the Evergy Companies' workforce is represented by five local unions of the International Brotherhood of Electrical Workers (IBEW) and one local union of the United Government Security Officers of America (UGSOA). The collective bargaining agreements with the five IBEW locals all expired in 2021 and are currently being renegotiated. The collective bargaining agreement with the UGSOA expires in 2022. A failure to successfully negotiate these collective bargaining agreements could result in labor disruptions and have a significant adverse impact on the Evergy Companies' results of operations, financial position and cash flows.

The Evergy Companies' strategic plan includes enhanced technology and transmission and distribution investments and a reduction in reliance on coal-fired generation. The Evergy Companies will need to attract and retain personnel that are qualified to implement the Evergy Companies' strategy and may need to retrain or reskill certain employees to support the Evergy Companies' long-term objectives. A failure to attract and retain qualified employees, retrain or reskill existing employees and maintain satisfactory collective bargaining agreements could have a significant adverse impact on the results of operations, financial position and cash flows of the Evergy Companies.
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
Amended and Restated Credit Agreement dated as of August 31, 2021, by and among Evergy, Inc., Evergy Missouri West, Inc. (formerly KCP&L Greater Missouri Operations Company), Evergy Metro, Inc. (formerly Kansas City Power & Light Company), Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.), as Borrowers, the lenders referred to therein, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, Bank of America, N.A., Citibank, N.A., MUFG Bank, Ltd., TD Bank, N.A. and U.S. Bank National Association as Co-Syndication Agents and Issuing Lenders, Wells Fargo Securities, LLC, as Sustainability Structuring Agent, and Wells Fargo Securities, LLC, Citigroup Global Markets Inc., BOFA Securities, Inc., MUFG Bank, Ltd., TD Securities (USA) LLC and U.S. Bank National Association as Joint Lead Arrangers and Joint Bookrunners. (Exhibit 10.1 to Evergy's Current Report on Form 8-K filed on August 31, 2021).
Evergy Evergy Kansas Central Evergy Metro

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

EVERGY, INC.

Dated:	November 2, 2021	By: /s/ Kirkland B. Andrews
(Kirkland B. Andrews)
(Executive Vice President and Chief Financial Officer)

EVERGY KANSAS CENTRAL, INC.

Dated:	November 2, 2021	By: /s/ Kirkland B. Andrews
(Kirkland B. Andrews)
(Executive Vice President and Chief Financial Officer)

EVERGY METRO, INC.

Dated:	November 2, 2021	By: /s/ Kirkland B. Andrews
(Kirkland B. Andrews)
(Executive Vice President and Chief Financial Officer)