Form 10-K
period 2021-12-31
Evergy, Inc.; EVERGY METRO, INC.; EVERGY KANSAS CENTRAL, INC.
filed 2022-02-25
CIK 1711269, 54476, 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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
The aggregate market value of the voting and non-voting common equity held by non-affiliates of Evergy, Inc. (based on the closing price of its common stock on the New York Stock Exchange on June 30, 2021) was approximately $13,704,717,320. All of the common equity of Evergy Kansas Central, Inc. and Evergy Metro, Inc. is held by Evergy, Inc.

On February 18, 2022, Evergy, Inc. had 229,311,689 shares of common stock outstanding.

On February 18, 2022, Evergy Kansas Central, Inc. and Evergy Metro, Inc. each had one share of common stock outstanding and held by Evergy, Inc.

Evergy Kansas Central, Inc. and Evergy Metro, Inc. meet the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format.
Documents Incorporated by Reference
Portions of the 2022 annual meeting proxy statement of Evergy, Inc. to be filed with the Securities and Exchange Commission are incorporated by reference in Part III of this report.

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
In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Evergy Companies are providing a number of risks, uncertainties and other factors that could cause actual results to differ from the forward-looking information. These risks, uncertainties and other factors include, but are not limited to: economic and weather conditions and any impact on sales, prices and costs; changes in business strategy or operations; the impact of federal, state and local political, legislative, judicial and regulatory actions or developments, including deregulation, re-regulation, securitization and restructuring of the electric utility industry; decisions of regulators regarding, among other things, customer rates and the prudency of operational decisions such as capital expenditures and asset retirements; changes in applicable laws, regulations, rules, principles or practices, or the interpretations thereof, governing tax, accounting and environmental matters, including air and water quality and waste management and disposal; the impact of climate change, including increased frequency and severity of significant weather events and the extent to which counterparties are willing to do business with, finance the operations of or purchase energy from the Evergy Companies due to the fact that the Evergy Companies operate coal-fired generation; prices and availability of electricity in wholesale markets; market perception of the energy industry and the Evergy Companies; the impact of the Coronavirus (COVID-19) pandemic on, among other things, sales, results of operations, financial condition, liquidity and cash flows, and also on operational issues, such as supply chain issues and the availability and ability of the Evergy Companies' employees and suppliers to perform the functions that are necessary to operate the Evergy Companies; changes in the energy trading markets in which the Evergy Companies participate, including retroactive repricing of transactions by regional transmission organizations (RTO) and independent system operators; financial market conditions and performance, including changes in interest rates and credit spreads and in availability and cost of capital and the effects on derivatives and hedges, nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; the transition to a replacement for the London Interbank Offered Rate (LIBOR) benchmark interest rate; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of physical and cybersecurity breaches, criminal activity, terrorist attacks and other disruptions to the Evergy Companies' facilities or information technology infrastructure or the facilities and infrastructure of third-party service providers on which the Evergy Companies rely; ability to carry out marketing and sales plans; cost, availability, quality and timely provision of equipment, supplies, labor and fuel; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; delays and cost increases of generation, transmission, distribution or other projects; the Evergy Companies' ability to manage their transmission and distribution development plans and transmission joint ventures; the inherent risks associated with the ownership and operation of a nuclear facility, including environmental, health, safety, regulatory and financial risks; workforce risks, including those related to the Evergy Companies' ability to attract and retain qualified personnel, maintain satisfactory relationships with their labor unions and manage costs of, or changes in, retirement, health care and other benefits; disruption, costs and uncertainties caused by or related to the actions of individuals or entities, such as activist shareholders or special interest groups, that seek to influence Evergy's strategic plan, financial results or operations; the possibility that strategic initiatives, including mergers, acquisitions and divestitures, and long-term financial plans, may not create the value that they are expected to achieve in a timely manner or at all; difficulties in maintaining relationships with customers, employees, regulators or suppliers; and other risks and uncertainties.

This list of factors is not all-inclusive because it is not possible to predict all factors. You should also carefully consider the information contained in our other filings with the Securities and Exchange Commission (SEC). Additional risks and uncertainties are discussed in Part I, Item 1A - Risk Factors in this annual report on Form 10-K, and from time to time in current reports on Form 8-K and quarterly reports on Form 10-Q filed by the Evergy

Companies with the SEC. Each forward-looking statement speaks only as of the date of the particular statement. The Evergy Companies undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.
AVAILABLE INFORMATION
The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at sec.gov. Additionally, information about the Evergy Companies, including their combined annual reports on Form 10-K, combined quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with the SEC, is also available through the Evergy Companies' website, http://investors.evergy.com. Such reports are accessible at no charge and are made available as soon as reasonably practical after such material is filed with or furnished to the SEC.
Investors should note that the Evergy Companies announce material financial information in SEC filings, press releases and public conference calls. In accordance with SEC guidelines, the Evergy Companies also use the Investor Relations section of their website, http://investors.evergy.com, to communicate with investors. It is possible that the financial and other information posted there could be deemed to be material information. The information on the Evergy Companies' website is not part of this document.

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AAO	Accounting authority order
ACE	Affordable Clean Energy
AEP	American Electric Power Company, Inc.
AFUDC	Allowance for funds used during construction
AMT	Alternative Minimum Tax
AOCI	Accumulated other comprehensive income
AROs	Asset retirement obligations
ASU	Accounting Standards Update
Bluescape	Bluescape Energy Partners, LLC
BSER	Best system of emission reduction
CAA	Clean Air Act Amendments of 1990
CCRs	Coal combustion residuals
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
COVID-19	Coronavirus
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution
CWA	Clean Water Act
EIRR	Environmental Improvement Revenue Refunding
ELG	Effluent limitations guidelines
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERSP	Earnings Review and Sharing Plan
Evergy	Evergy, Inc. and its consolidated subsidiaries
Evergy Board	Evergy Board of Directors
Evergy Companies	Evergy, Evergy Kansas Central, and Evergy Metro, collectively, which are individual registrants within the Evergy consolidated group
Evergy Kansas Central	Evergy Kansas Central, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Kansas South	Evergy Kansas South, Inc., a wholly-owned subsidiary of Evergy Kansas Central
Evergy Metro	Evergy Metro, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Missouri West	Evergy Missouri West, Inc., a wholly-owned subsidiary of Evergy
Evergy Transmission Company	Evergy Transmission Company, LLC
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
February 2021 winter weather event	Significant winter weather event in February 2021 that resulted in extremely cold temperatures over a multi-day period across much of the central and southern United States
FERC	Federal Energy Regulatory Commission
FMBs	First Mortgage Bonds

Abbreviation or Acronym	Definition
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
Great Plains Energy	Great Plains Energy Incorporated
JEC	Jeffrey Energy Center
KCC	State Corporation Commission of the State of Kansas
KDHE	Kansas Department of Health & Environment
KEEIA	Kansas Energy Efficiency Investment Act
kV	Kilovolt
kWh	Kilowatt hour
LEC	Lawrence Energy Center
MDNR	Missouri Department of Natural Resources
MECG	Midwest Energy Consumers Group
MEEIA	Missouri Energy Efficiency Investment Act
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
NOL	Net operating loss
NRC	Nuclear Regulatory Commission
OCI	Other comprehensive income
OPC	Office of the Public Counsel
Prairie Wind	Prairie Wind Transmission, LLC, 50% owned by Evergy Kansas Central
RSU	Restricted share unit
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SIP	State implementation plan
SPP	Southwest Power Pool, Inc.
TDC	Transmission delivery charge
TFR	Transmission formula rate
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by Evergy Transmission Company
UFSA	Utility Financing and Securitization Act
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

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
Evergy Kansas Central, Evergy Kansas South, Evergy Metro, and Evergy Missouri West conduct business in their respective service territories using the name Evergy. The Evergy Companies assess financial performance and allocate resources on a consolidated basis (i.e., operate in one segment). Evergy serves approximately 1,640,800 customers located in Kansas and Missouri. Customers include approximately 1,433,500 residences, 199,400 commercial firms and 7,900 industrials, municipalities and other electric utilities. Evergy is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter.

Evergy expects to continue operating its integrated utilities within the currently existing regulatory frameworks and is focused on empowering a better future for its customers, communities, employees and shareholders. The core tenets of Evergy's strategy are as follows:
•Affordability – working to keep rates affordable and improve regional rate competitiveness;
•Reliability – targeting top-tier performance in reliability, customer service and generation; and
•Sustainability – advancing ongoing CO2 emissions reductions and generation fleet transition.
See Item 7, Management's Discussion and Analysis of Financial Operations (MD&A) - Executive Summary – Strategy, for additional information.
The table below summarizes the percentage of Evergy's revenues by customer classification.

	2021	2020	2019
Residential	34%	39%	37%
Commercial	30%	33%	35%
Industrial	11%	12%	12%
Wholesale	13%	5%	7%
Transmission	6%	6%	6%
Other	6%	5%	3%
Total	100%	100%	100%
The table below summarizes the percentage of Evergy's retail electricity sales by customer class.

	2021	2020	2019
Residential	37%	38%	36%
Commercial	42%	42%	43%
Industrial	21%	20%	21%
Total	100%	100%	100%
Regulation
Evergy Kansas Central's and Evergy Metro's Kansas operations are regulated by the State Corporation Commission of the State of Kansas (KCC) and Evergy Metro's Missouri operations and Evergy Missouri West are regulated by the Public Service Commission of the State of Missouri (MPSC), in each case with respect to retail rates, certain accounting matters, standards of service and, in certain cases, the issuance of securities, certification of facilities and service territories. The Evergy Companies are also subject to regulation by the Federal Energy Regulatory Commission (FERC) with respect to transmission, wholesale sales and rates, the issuance of securities in certain cases and other matters. Evergy has an indirect 94% ownership interest in Wolf Creek Generating Station (Wolf Creek), which is subject to regulation by the Nuclear Regulatory Commission (NRC) with respect to licensing, operations and safety-related requirements.
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
Evergy expects its 2022 Kansas and Missouri jurisdictional retail revenues to be approximately 60% and 40%, respectively, based on historical averages of Evergy Kansas Central's, Evergy Metro's and Evergy Missouri West's total retail revenues.
See Item 7 MD&A, Critical Accounting Policies section, and Note 4 to the consolidated financial statements for additional information concerning regulatory matters.
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
Power Supply
Evergy has approximately 15,400 megawatts (MWs) of owned generating capacity and renewable power purchase agreements. Evergy's owned generation and power purchases from others, as a percentage of total megawatt hours (MWhs) generated and purchased, was approximately 70% and 30%, respectively, over the last three years. Evergy purchases power to meet its customers' needs, to satisfy firm power commitments or to meet renewable energy standards. Management believes Evergy will be able to meet its future power purchase needs due to the coordination of planning and operations in the SPP region and existing power purchase agreements; however, price and availability of power purchases may be impacted during periods of high demand or reduced supply.
Evergy's total capacity by fuel type, including both owned generating capacity and power purchase agreements, is detailed in the table below.

Fuel Type	Estimated 2022 MW Capacity	Percent of Total Capacity
Coal	5,913	38%
Wind (a)	4,326	28
Natural gas and oil	3,971	26
Uranium	1,108	7
Solar, landfill gas and hydroelectric (b)	78	1
Total capacity	15,396	100%
(a) MWs are based on nameplate capacity of the wind facility. Includes owned generating capacity of 579 MWs and long-term power purchase agreements of approximately 3,747 MWs of wind generation that expire from 2028 through 2048. See Item 2, Properties, for additional information.
(b) Includes a long-term power purchase agreement for approximately 66 MWs of hydroelectric generation that expires in 2023.
Evergy's projected peak summer demand for 2022 is approximately 10,200 MWs. Evergy expects to meet its projected capacity requirements for 2022 with its existing generation assets and power purchases. See

"Transitioning Evergy's Generation Fleet" below for further information regarding Evergy's long-term strategy with regards to its generating assets and power purchases.
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
Environmental Matters
The Evergy Companies are subject to extensive and evolving federal, state and local environmental laws, regulations and permit requirements relating to air and water quality, waste management and hazardous substance disposal, protected natural resources (such as wetlands, endangered species and other protected wildlife) and health and safety. For example, Evergy Kansas Central, Evergy Metro and Evergy Missouri West combust large amounts of fossil fuels in the production of electricity, which results in significant emissions of carbon dioxide (CO2) and other greenhouse gases (GHG). Federal legislation regulates the emission of GHGs and numerous states and regions have adopted programs to stabilize or reduce GHG emissions. The Environmental Protection Agency (EPA), the Kansas Department of Health and Environment (KDHE) and the Missouri Department of Natural Resources (MDNR) regulate emissions under the Clean Air Act Amendments of 1990 (CAA), water under the Clean Water Act (CWA) and waste management under the Resource Conservation and Recovery Act (RCRA), among other laws and regulations. See Note 14 to the consolidated financial statements for additional information. There have been, and management believes there will continue to be, policy, legal and regulatory efforts to influence climate change, such as efforts to reduce GHG emissions, impose a tax on emissions and create incentives for low-carbon generation and energy efficiency. These efforts, and climate change itself, have the potential to adversely affect the Evergy Companies' results of operations, financial position and cash flows. See Part I, Item 1A, Risk Factors, for additional information.
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
Transitioning Evergy's Generation Fleet
The Evergy Companies are committed to a long-term strategy to reduce CO2 emissions in a cost-effective and reliable manner. In 2021, Evergy achieved a reduction of CO2 emissions by about half from 2005 levels. Evergy has a goal to achieve net-zero CO2 emissions by 2045, which includes an interim goal of a 70% reduction of CO2 emissions from 2005 levels by 2030. The trajectory and timing of reaching Evergy's net-zero CO2 emissions goal are dependent on enabling technology developments, the reliability of the power grid, and supportive energy policies and regulations and could also be impacted by political, legal and regulatory actions.
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
Since 2005, the Evergy Companies have added over 4,400 MWs of renewable generation, while retiring more than 2,400 MWs of fossil generation. See Item 2, Properties, for additional information regarding the Evergy Companies' renewable generation resources. The Evergy Companies are also committed to transparency. On its website, http://investors.evergy.com, Evergy provides quantitative and qualitative data regarding various environmental, social and governance matters, including information related to emissions, waste and water. The contents of the website, including reports and documents contained therein, are not incorporated into this filing.
See Note 14 to the consolidated financial statements for information regarding environmental matters.
Fuel
The fuel sources for Evergy's owned generation and power purchase agreements are coal, wind and other renewable sources, uranium and natural gas and oil. The actual 2021 fuel mix and fuel cost in cents per net kilowatt hour (kWh) delivered are outlined in the following table.

		Fuel cost in cents per
	Fuel Mix(a)	net kWh delivered (b)
	Actual	Actual
Fuel	2021	2021
Coal	50%	1.94¢
Wind, hydroelectric, landfill gas and solar	30	2.06
Uranium	16	0.64
Natural gas and oil	4	11.72
Total	100%	2.12
(a) Fuel mix based on percent of net MWhs generated by owned resources and delivered under renewable power purchase agreements.
(b) Fuel cost in cents per net kWh delivered includes costs associated with renewable power purchase agreements.
Coal
During 2022, Evergy's generating units, including jointly-owned units, are projected to use approximately 19 million tons of coal. Evergy Kansas Central, Evergy Metro and Evergy Missouri West have entered into coal-purchase contracts with various suppliers in Wyoming's Powder River Basin (PRB), the nation's principal supply region of low-sulfur coal, and with local suppliers. The coal to be provided under these contracts is expected to satisfy approximately 85% of the projected coal requirements for 2022 and approximately 10% for each of 2023 and 2024. The remainder of the coal requirements is expected to be fulfilled through entering into additional contracts or spot market purchases.
Evergy Kansas Central, Evergy Metro and Evergy Missouri West have also entered into rail transportation contracts with various railroads to transport coal from the PRB and local suppliers to their generating units. The transportation services to be provided under these contracts are expected to satisfy almost all of the projected transportation requirements for 2022, 2023 and 2024. The contract rates adjust for changes in railroad costs.

Nuclear Fuel
Evergy Kansas South and Evergy Metro each owns 47% of Wolf Creek, which is Evergy's only nuclear generating unit. Wolf Creek purchases uranium and has it processed for use as fuel in its reactor. This process involves conversion of uranium concentrates to uranium hexafluoride, enrichment of uranium hexafluoride and fabrication of nuclear fuel assemblies. The owners of Wolf Creek have on hand or under contract all the uranium, uranium enrichment and conversion services needed to operate Wolf Creek through the first quarter of 2030. The owners also have under contract all the uranium fabrication services required to operate Wolf Creek through 2045.
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
Evergy Kansas Central maintains natural gas transportation arrangements with Southern Star Central Gas Pipeline, Inc. The Southern Star Central Gas Pipeline, Inc. arrangement expires based on the generating unit being served with expiration dates from 2022 to 2030.
Customer Energy Efficiency Programs
The Evergy Companies have implemented, and continue to offer, energy efficiency programs to help customers with their energy efficiency needs and to help manage energy costs. Both Missouri and Kansas have passed legislation promoting the implementation of cost-effective demand-side management programs and allowing for the recovery of these program costs from customers, along with the potential to earn performance incentives based upon certain criteria.
In Missouri, Evergy Metro and Evergy Missouri West currently offer a suite of energy efficiency programs for customers under the Missouri Energy Efficiency Investment Act (MEEIA). The current portfolio of programs was approved by the MPSC in 2019 and provides for the recovery of program costs, throughput disincentive and the opportunity to earn a performance incentive based upon demand and energy savings achieved. The costs of the programs are recovered from customers through a rider mechanism. Evergy Metro's and Evergy Missouri West's current MEEIA programs as authorized by the MPSC expire at the end of 2022 and Evergy Metro and Evergy Missouri West currently anticipate requesting an extension of these programs.
In Kansas, Evergy Kansas Central and Evergy Metro requested KCC authorization in December 2021 for a suite of energy efficiency programs for customers under the Kansas Energy Efficiency Investment Act (KEEIA). The requested portfolio of programs would provide for the recovery of program costs, throughput disincentive and the opportunity to earn a performance incentive based upon demand and energy savings achieved. The costs of the program would be recovered from customers through a rider mechanism. Evergy Kansas Central's and Evergy Metro's proposed programs would be effective in 2023 and would expire in 2026. The KCC's decision on Evergy Kansas Central's and Evergy Metro's KEEIA request is expected in the second half of 2022.
Human Capital Resources
At December 31, 2021, the Evergy Companies had 4,930 employees, including 2,632 represented by five local unions of the International Brotherhood of Electrical Workers (IBEW) and one local union of the United Government Security Officers of America (UGSOA). The Evergy Companies currently have three labor agreements that expire in 2024 and three labor agreements currently under negotiation that have expired and are operating under an extension. The Evergy Companies employ 1,750 generation employees, 1,452 transmission and distribution employees and 1,728 support employees that work primarily in the states of Kansas and Missouri.
Evergy's mission is to empower a better future and a key component of this mission is maintaining a culture that emphasizes safety, integrity, ownership and adaptability.

Safety is a crucial part of Evergy's values. The components of Evergy's safety program include a strong management commitment to a safety-conscious work environment, hazard recognition and control, worksite analysis, contractor safety management and training. Evergy also conducts regular safety audits and assessments. During the COVID-19 pandemic, Evergy has prioritized the safety of its employees while continuing to serve its customers and community by providing appropriate personal protective equipment, establishing additional training and protocols and directing employees to work remotely when possible.
Evergy is also working to build a more diverse and inclusive workforce through recruiting and hiring practices, performance management, training and data analysis and reporting initiatives. As of December 31, 2021, Evergy's workforce was 77% male and 23% female, and women represented 24% of Evergy's officer team. The ethnicity of Evergy's workforce was 85% White, 5% Black, 4% Hispanic and 6% other.
Evergy offers a competitive package of compensation and benefits to attract and retain talented employees, including market-competitive pay, healthcare and retirement benefits, paid time off, family leave and tuition reimbursement. Evergy also allows employees to participate in a comprehensive well-being program that includes health and wellness-related activities and incentives, business resource groups, gym membership reimbursement, paid volunteer hours, charitable donation match and free access to an employee assistance program.
Information About Evergy's Executive Officers
Set forth below is information relating to the executive officers of Evergy, Inc. Each executive officer holds the same position with each of Evergy Kansas Central, Inc., Evergy Metro, Inc., Evergy Kansas South, Inc. and Evergy Missouri West, Inc. as the executive officer holds with Evergy, Inc. Executive officers serve at the pleasure of the board of directors. There are no family relationships among any of the executive officers, nor any arrangements or understandings between any executive officer and other persons pursuant to which he or she was appointed as an executive officer.

Name	Age	Current Position(s)	Year First Assumed an Officer Position
David A. Campbell (a)	53	President and Chief Executive Officer	2021
Kirkland B. Andrews(b)	54	Executive Vice President and Chief Financial Officer	2021
Kevin E. Bryant (c)	46	Executive Vice President and Chief Operating Officer	2006
Gregory A. Greenwood (d)	56	Executive Vice President and Chief Strategy Officer	2003
Lesley L. Elwell (e)	51	Senior Vice President and Chief Human Resources Officer	2021
Charles A. Caisley (f)	48	Senior Vice President, Public Affairs and Chief Customer Officer	2011
Heather A. Humphrey (g)	51	Senior Vice President, General Counsel and Corporate Secretary	2010
Charles L. King (h)	57	Senior Vice President and Chief Technology Officer	2013
Steven P. Busser (i)	53	Vice President and Chief Accounting Officer	2014
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

(c)Mr. Bryant was appointed Executive Vice President and Chief Operating Officer of Evergy, Inc. in June 2018. Mr. Bryant previously served as Senior Vice President - Finance and Strategy and Chief Financial Officer of Great Plains Energy, Evergy Metro and Evergy Missouri West (2015-2018). He previously served as Vice President - Strategic Planning of Great Plains Energy, Evergy Metro and Evergy Missouri West (2014). He served as Vice President - Investor Relations and Strategic Planning and Treasurer of Great Plains Energy Incorporated (Great Plains Energy), Evergy Metro and Evergy Missouri West (2013). He served as Vice President - Investor Relations and Treasurer of Great Plains Energy, Evergy Metro and Evergy Missouri West (2011-2013). He was Vice President - Strategy and Risk Management of Evergy Metro and Evergy Missouri West (2011) and Vice President - Energy Solutions of Evergy Metro (2006-2011) and Evergy Missouri West (2008-2011).
(d)Mr. Greenwood was appointed Executive Vice President and Chief Strategy Officer of Evergy, Inc. in August 2021. He previously served as Executive Vice President, Strategy and Chief Administrative Officer of Evergy, Inc. (2018-2021). Mr. Greenwood previously served in the following officer roles for Evergy Kansas Central: Senior Vice President, Strategy (2011-2018); Vice President, Major Construction Projects (2006-2011); and Treasurer (2003-2006). Mr. Greenwood also served in the following roles for Evergy Kansas Central: Executive/Senior Director, Corporate Finance (1999-2003); Director, Financial Strategy and Acting Director, Internal Audit (1999-2000); and Director, Financial Strategy (1998-1999). Mr. Greenwood joined Evergy Kansas Central in 1993. Mr. Greenwood intends to retire in the middle of 2022 and transition to an advisory role thereafter through 2024.
(e)Ms. Elwell was appointed Senior Vice President and Chief Human Resources Officer of Evergy, Inc. in September 2021. Ms. Elwell previously served as Chief People Officer at JE Dunn (2017-2021), as Vice President People Strategy / HR Business Partner of Walmart Corporation (2016-2017), as Vice President HR Business Partner Operations at DIRECTV (2012-2015), and in various roles of increasing responsibility, including as Vice President, with Sprint (1997-2012; 2015-2016).
(f)Mr. Caisley was appointed Senior Vice President, Public Affairs and Chief Customer Officer of Evergy, Inc. in August 2021. He previously served as Senior Vice President, Marketing and Public Affairs and Chief Customer Officer of Evergy, Inc. (2018-2021). Mr. Caisley served as Vice President - Marketing and Public Affairs of Great Plains Energy, Evergy Metro and Evergy Missouri West (2011-2018). He was Senior Director of Public Affairs (2008-2011) and Director of Governmental Affairs of Evergy Metro (2007-2008).
(g)Ms. Humphrey was appointed Senior Vice President, General Counsel and Corporate Secretary of Evergy, Inc. in June 2018. Ms. Humphrey previously served as Senior Vice President - Corporate Services and General Counsel of Great Plains Energy, Evergy Metro and Evergy Missouri West (2016-2018). She previously served as General Counsel (2010-2016) and Senior Vice President - Human Resources of Great Plains Energy, Evergy Metro and Evergy Missouri West (2012-2016). She served as Vice President - Human Resources of Great Plains Energy, Evergy Metro and Evergy Missouri West (2010-2012). She was Senior Director of Human Resources and Interim General Counsel of Great Plains Energy, Evergy Metro and Evergy Missouri West (2010) and Managing Attorney of Evergy Metro (2007-2010).
(h)Mr. King was appointed Senior Vice President and Chief Technology Officer of Evergy, Inc. in February 2020. He previously served as Senior Vice President, Information Technology and Chief Information Officer (2019) and Vice President, Information Technology and Chief Information Officer (2018-2019) of Evergy, Inc. Prior to that, he served as Vice President - Information Technology (2013-2018), as Senior Director of Information Technology Applications and Delivery (2013) and Director of Information Technology Applications (2011-2013) of Evergy Metro and Evergy Missouri West. Mr. King also served in various roles, including leadership roles, with Dish Network, CenturyLink, Sprint and Accenture.
(i)Mr. Busser was appointed Vice President and Chief Accounting Officer of Evergy, Inc. in February 2022. He previously served as Vice President - Risk Management and Controller of Evergy, Inc. (2018-2022). Mr. Busser was appointed Vice President - Risk Management and Controller of Great Plains Energy, Evergy Metro and Evergy Missouri West in 2016. He previously served as Vice President - Business Planning and Controller of Great Plains Energy, Evergy Metro and Evergy Missouri West (2014-2016). He served as Vice President - Treasurer of El Paso Electric Company (2011-2014). Prior to that, he served as Vice President - Treasurer and Chief Risk Officer (2006-2011) and Vice President - Regulatory Affairs and Treasurer (2004-2006) of El Paso Electric Company.

Evergy Kansas Central, Inc.
Evergy Kansas Central, a Kansas corporation incorporated in 1924 and headquartered in Topeka, Kansas, is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity. Evergy Kansas Central serves approximately 730,800 customers located in central and eastern Kansas. Customers include approximately 631,300 residences, 94,000 commercial firms, and 5,500 industrials, municipalities and other electric utilities. Evergy Kansas Central's retail revenues averaged approximately 74% of its total operating revenues over the last three years. Wholesale firm power, bulk power sales, transmission and miscellaneous electric revenues accounted for the remainder of Evergy Kansas Central's revenues. Evergy Kansas Central is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter.
Evergy Metro, Inc.
Evergy Metro, a Missouri corporation incorporated in 1922 and headquartered in Kansas City, Missouri, is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity. Evergy Metro serves approximately 571,500 customers located in western Missouri and eastern Kansas. Customers include approximately 505,000 residences, 64,600 commercial firms, and 1,900 industrials, municipalities and other electric utilities. Evergy Metro's retail revenues averaged approximately 88% of its total operating revenues over the last three years. Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of Evergy Metro's revenues. Evergy Metro is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter. Missouri and Kansas jurisdictional retail revenues for Evergy Metro averaged approximately 55% and 45%, respectively, of total retail revenues over the last three years.

ITEM 1A. RISK FACTORS
Utility Regulatory Risks:
Prices are established by regulators and may not be sufficient to recover costs or provide for a return on investment.
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
The Evergy Companies are also exposed to cost-recovery shortfalls due to the inherent "regulatory lag" in the rate-setting process. This is because utility rates are generally based on historical information and, except for certain situations where regulators allow for recovery of expenses through use of a formula that tracks costs, are not subject to adjustment between rate cases. Evergy Kansas Central and Evergy Metro agreed to a five-year base rate moratorium in Kansas beginning in December 2018. In addition, Evergy Metro and Evergy Missouri West utilize a plant-in service accounting (PISA) legislative mechanism in Missouri, which requires each company to keep base rates constant for three years following Evergy Metro's and Evergy Missouri West's last general rate case and limits the extent to which prices can increase thereafter to approximately 3% on an annualized basis. Evergy Metro and Evergy Missouri West are currently operating under PISA constraints. Each filed general rate cases in 2022 and will be subject to PISA constraints for three years following conclusion of the general rate cases. The rate cases are expected to conclude by December 2022. These and other factors may result in under-recovery of costs or failure to earn the authorized return on investment, or both.
Furthermore, while inflation has been relatively muted in recent years, during 2021, the United States' economy experienced a substantial rise in the inflation rate. While the Federal Reserve Bank has announced certain measures to combat rising inflation, there is increased uncertainty in the near-term outlook as to whether inflation will continue. Increases in inflation raise the Evergy Companies' costs for labor, materials and services. A failure to recover increased capital costs could result in under-recovery of costs.
Failure to timely recover the full investment costs of capital projects, the impact of renewable energy and energy efficiency programs, other utility costs and expenses due to regulatory disallowances, regulatory lag or other factors could lead to lowered credit ratings, reduced access to capital markets, increased financing costs, lower flexibility due to constrained financial resources and increased collateral security requirements or reductions or delays in planned capital expenditures.  In response to competitive, economic, political, legislative, public perception and regulatory pressures, Evergy's utility subsidiaries may be subject to rate moratoriums, rate refunds, limits on rate increases, lower allowed returns on investments or rate reductions, including phase-in plans designed to spread the impact of rate increases over an extended period for the benefit of customers. In addition, Transource, which Evergy owns a 13.5% interest, is focused on the development of competitive electric transmission projects across the United States and faces similar risks with respect to projects located in regulatory jurisdictions outside of Kansas and Missouri. Any of these results could have a material adverse effect on the results of operations, financial condition and cash flows of the Evergy Companies.
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
Environmental Risks:
Costs to comply with environmental laws and regulations, including those relating to air and water quality, waste management and hazardous substance disposal, protected natural resources and health and safety, are significant and may adversely impact operations and financial results.
The Evergy Companies are subject to extensive and evolving federal, state and local environmental laws, regulations and permit requirements relating to air and water quality, waste management and hazardous substance disposal, protected natural resources (such as wetlands, endangered species and other protected wildlife) and health and safety. See Item 1. Business - Environmental Matters and Note 14 to the consolidated financial statements for additional information. In general, over time these laws and regulations have become and continue to become increasingly stringent and compliance with these laws and regulations require an increasing share of capital and operating resources, which may reduce the amount of resources available for other business objectives, including capital investments.
Compliance with these laws, regulations and requirements requires significant capital and operating resources. Regulators may also disagree with the Evergy Companies' interpretation or application of these laws, regulations and requirements. The failure to comply with these laws, regulations and requirements could result in substantial fines, injunctive relief and other sanctions. For example, Evergy Kansas Central recently decommissioned the Tecumseh Energy Center and removed all coal combustion residuals (CCRs) from a surface impoundment in a manner it believed complied with federal law, but the EPA has recently commenced an evaluation of whether Evergy Kansas Central should have taken additional or alternative actions, even though the facility is closed.
The EPA has begun issuing CCR Part A rule extension application determinations for companies that applied for approval to operate unlined or clay-lined impoundments past April 2021. The Evergy Companies did not apply for an extension, however, these proposed determinations include extensive CCR rule interpretations and compliance expectations that may impact all owners of CCR units. The new interpretations could require modified compliance plans such as different methods of CCR unit closure. Additionally, more stringent remediation requirements for units that are in corrective action or forced to go into corrective action could result in substantial costs or operational impacts.
In January 2022, the EPA announced changes following a tour by the EPA administrator conducted in the second half of 2021 to address issues in communities that are marginalized, underserved and overburdened by pollution. These changes will include additional unannounced inspections of suspected non-compliant facilities, deploying new assets to monitor air pollution and a general increase in overall monitoring and oversight. The EPA's announcement focused on industries in Louisiana, Mississippi and Texas but includes similar agency-wide action in parallel. The Evergy Companies have multiple power plants located in communities that would be considered a higher priority by the EPA based on existing demographics. These sites could be subject to additional monitoring and unannounced inspections in the future.

Environmental permits are subject to periodic renewal, which may result in more stringent permit conditions and limits.  New facilities, or modifications of existing facilities, may require new environmental permits or amendments to existing permits.  Delays in the environmental permitting process, public opposition and challenges, denials of permit applications, limits or conditions imposed in permits and the associated uncertainty may materially adversely affect the cost and timing of projects, and thus materially adversely affect the results of operations, financial position and cash flows of the Evergy Companies. In addition, compliance with environmental laws, regulations and requirements could alter the way assets are managed, which in turn could result in retiring assets earlier than expected, recording asset retirement obligations (AROs) or having a regulator disallow recovery of costs that had been prudently incurred in connection with those assets. There is also a risk of lawsuits alleging violations of environmental laws, regulations or requirements, claiming creation of a public nuisance or other matters, and seeking injunctions or monetary damages or other relief.
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
The Evergy Companies plan to make significant capital investments in renewable generation and to enhance the customer experience, improve reliability and resiliency and improve efficiency, which are expected to be funded with cash flows from operations and debt. If cash flows from operations are lower than expected or the costs of these capital investments are higher than expected, additional debt will be required to fund the investments, which, in turn, may create pressure on the Evergy Companies' credit ratings or result in a ratings downgrade and increase their cost of capital. In 2021, a credit ratings agency assigned the Evergy Companies a negative outlook, while affirming ratings, due to perceived risk related to increased capital expenditures and the ability to earn a return of and on those investments through upcoming rate cases. Further, Evergy Kansas Central and Evergy Metro have outstanding tax-exempt bonds that may be put back to the respective issuer at the option of the holders, which could adversely impact liquidity. In addition, market disruption and volatility could have an adverse impact on Evergy's lenders, suppliers and other counterparties or customers, causing them to fail to meet their obligations.
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
In addition, from time to time Evergy has in the past and may in the future guarantee debt obligations of its subsidiaries. Under the financing agreements to which Evergy is a party, a guarantee of debt may be considered indebtedness for purposes of complying with financial covenants that dictate the extent to which Evergy can borrow money, and any guarantee payments could adversely affect Evergy's liquidity and ability to service its own debt obligations.
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

The Evergy Companies engage in the wholesale and retail sale of electricity and the wholesale purchase of electricity as part of their regulated electric operations in addition to limited energy marketing activities and the management of third-party generation facilities. These activities expose the Evergy Companies to risks associated with the price of electricity and other energy-related products, as well credit exposure to their counterparties. Exposure to these risks is affected by a number of factors, including the availability and cost of fuel and power that the Evergy Companies purchase on the wholesale markets to serve customer load or to satisfy their regulatory or contractual obligations, the ability or effectiveness of strategies utilized by the Evergy Companies to hedge these risks, the extent to which the Evergy Companies may be required to post collateral for the benefit of third parties and the risk that counterparties fail to fulfill their obligations to the Evergy Companies. Market volatility can increase or create unanticipated risks. Regional transmission organizations and independent system operators may also retroactively reprice transactions following execution.

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
The Evergy Companies' strategy includes significant planned reductions in operating and maintenance expense and significant planned increases in capital investments. The Evergy Companies' strategy also includes a different mix of capital investments than has been pursued in the past, including significant capital investments in renewable generation. The Evergy Companies' strategy also includes the planned retirement of coal-fired generation resources. If regulators determine that the retirement of coal generation facilities was not prudent, they could prohibit the Evergy Companies from recovering, or earning a return on, the investments in those facilities that were prudent when the investments were originally made. This concept is known as a "stranded asset," and generation retirements outside of those contemplated in the integrated resource plan increase the risk that regulators will disallow the recovery of otherwise prudent investments. In addition, the Evergy Companies may utilize legislative mechanisms known as securitization to facilitate the retirement of coal-fired generation, which will eliminate future returns on the investment that was originally made by the Evergy Companies in those coal-fired generating facilities and reduce the Evergy's Companies results of operations and financial position.
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
Weather conditions directly influence the demand for and price of electricity. The Evergy Companies are significantly impacted by seasonality, and, due to energy demand created by air conditioning load, highest revenues are typically recorded in the third quarter. Unusually mild winter or summer weather can adversely affect sales.  In addition, severe weather and events, including tornados, snow, fire, rain, flooding, drought and ice storms, can be destructive and cause outages and property damage that can result in increased expenses, lower revenues and additional restoration costs.  Storm reserves established by the Evergy Companies may be insufficient and rates may not be adjusted in a timely manner, or at all, to recover these costs. Additionally, because many of the Evergy Companies' generating stations utilize water for cooling, low water and flow levels can increase maintenance costs at these stations, result in limited power production and require modifications to plant operations.  High water conditions can also impair planned deliveries of fuel to generating stations or otherwise adversely impact the ability of the Evergy Companies to operate these stations. Climate change may produce more frequent or severe weather events, such as storms, droughts or floods and could also impact the economic health of the Evergy Companies' service territories. An increase in the frequency or severity of extreme weather events or a deterioration in the economic health of Evergy's service territories could have a material adverse effect on the results of operations, financial position and cash flows of the Evergy Companies.
In addition, policy, legal and regulatory efforts to influence climate change, such as efforts to reduce GHG emissions, impose a tax on emissions and create incentives for low-carbon generation and energy efficiency, could result in reduced sales and require significant costs to respond to such efforts. These efforts could also result in the early retirement of generation facilities, which could result in stranded costs if regulators disallow recovery of investments that were prudent when originally made and included in rates. The Evergy Companies have a goal to achieve net-zero CO2 emissions by 2045 with an interim goal of a 70% reduction of CO2 emissions from 2005 levels by 2030. The trajectory and timing of reaching the goal could be impacted by many external factors, including enabling technology developments, the reliability of the power grid, availability of transmission capacity, and supportive energy policies and regulations, and other factors. Any of the foregoing could adversely affect the results of operations, financial position and cash flows of the Evergy Companies and the market prices of Evergy's common stock.
Operational Risks:
Operational risks may adversely affect the Evergy Companies.
The operation of electric generation, transmission, distribution and information systems involves many risks, including breakdown or failure of equipment; aging infrastructure; employee error or contractor or subcontractor failure; problems that delay or increase the cost of returning facilities to service after outages; limitations that may be imposed by equipment conditions or environmental, safety or other regulatory requirements; fuel supply or fuel transportation reductions or interruptions; labor disputes; difficulties with the implementation or operation of information systems; transmission scheduling constraints; and catastrophic events such as fires, floods, droughts, explosions, terrorism or acts of war, severe weather, pandemics or other similar occurrences. Many of the Evergy Companies' generation, transmission and distribution resources are aged, which increases the risk of unplanned outages, reduced generation output and higher maintenance expense.  Any equipment or system outage or constraint can, among other things, reduce sales, increase costs and affect the ability to meet regulatory service metrics, customer expectations and regulatory reliability and security requirements.
The Evergy Companies have general liability and property insurance to cover a portion of their facilities, but such policies do not cover transmission or distribution systems, are subject to certain limits and deductibles and do not include business interruption coverage.  Insurance coverage may not be available in the future at reasonable costs or on commercially reasonable terms, and the insurance proceeds received for any loss of, or any damage to, any facilities may not be sufficient to restore the loss or damage. Certain insurers are also choosing to limit their exposure to companies with coal-fired generation, which may result in increased premiums and reduced scope of coverage. These and other operating events may reduce revenues or increase costs, or both, and may materially affect the results of operations, financial position and cash flows of the Evergy Companies.

Physical and cybersecurity breaches, criminal activity, terrorist attacks, acts of war and other disruptions to facilities or information technology infrastructure could interfere with operations, expose the Evergy Companies or their customers or employees to a risk of loss, expose the Evergy Companies to legal or regulatory liability and cause reputational and other harm.
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
The Evergy Companies' information technology networks and infrastructure, as well as the networks and infrastructure belonging to third-party service providers, are vulnerable to damage, disruptions or shutdowns due to attacks or breaches by hackers or other unauthorized third parties; error or malfeasance by employees, contractors or service providers; unintended consequences related to software or hardware upgrades, additions or replacements; malicious software code; vulnerabilities in third-party software code; telecommunication failures; the lack of availability of qualified employees and contractors; natural disasters or other catastrophic events; or criminal activity, terrorist attacks or acts of war. Driven in part by the COVID-19 pandemic, the Evergy Companies have increased the use of technology to enable remote-working arrangements, which may increase or expose previously unknown vulnerabilities. Public reports have indicated an increase in cyberattacks in general since the start of the pandemic due, in part, to the increase in the number of employees working remotely and the proliferation of the different ways in which people interact with their information technology infrastructure.
The occurrence of any of these events could, among other things, impact the reliability or safety of the Evergy Companies' generation, transmission and distribution systems and information systems; result in the erasure of data or render the Evergy Companies' equipment, or the equipment of third-party service providers, unusable; impact the Evergy Companies' ability to conduct business in the ordinary course; reduce sales; expose the Evergy Companies and their customers, employees and vendors to a risk of loss or misuse of information; result in legal claims or proceedings, liability or regulatory penalties; damage the Evergy Companies' reputation; or otherwise harm the Evergy Companies' results of operations, financial position and cash flows. The Evergy Companies can provide no assurance that they will be able to identify and remediate all security or system vulnerabilities or that unauthorized access or error will be identified and remediated.
The Evergy Companies are subject to laws and rules issued by multiple government agencies concerning cybersecurity and safeguarding their customer and business information. For example, NERC has issued comprehensive regulations and standards surrounding the security of the bulk power system, including both physical and cybersecurity, and continually evaluates the necessity for updates and new requirements with which the Evergy Companies must comply. The Evergy Companies are subject to recurring, independent, third-party audits with respect to adherence to these regulations and standards. The NRC also has issued regulations and standards related to the protection of critical digital assets at nuclear power plants. Compliance with NERC and NRC rules and standards, and rules and standards promulgated by other regulatory agencies from time to time or future legislation, will increase the Evergy Companies' compliance costs and their exposure to the potential risk of violations of these rules, standards or future legislation, which includes potential financial penalties. Furthermore, the non-compliance by other utilities subject to similar regulations or the occurrence of a serious security event at other utilities could result in increased regulation or oversight, both of which could increase the Evergy Companies' costs and adversely impact their financial results.
Additionally, the Evergy Companies cannot predict the impact that any future information technology or malicious attack may have on the energy industry in general. The electric utility industry, both within the United States and internationally, has experienced physical and cybersecurity attacks on energy infrastructure such as power plants, substations and related assets in the past, and there will likely be more attacks in the future. Geopolitical matters, including terrorist attacks and acts of war, may increase the likelihood of such attacks. The Evergy Companies have been subject to attempted cyber attacks from time to time, and will likely continue to be subject to such attempted attacks, but these prior attacks have not had a material impact on their operations. However, because technology is increasingly complex and cyber-attacks are increasingly sophisticated and more frequent, there can be no assurance that such incidents will not have a material adverse effect on the Evergy Companies in the future. The Evergy Companies' facilities and systems could be direct targets or indirect casualties of such attacks. The effects of such attacks could include disruption to the Evergy Companies' generation, transmission and distribution, and information systems or to the electrical grid in general, reduced sales and could increase the cost of insurance coverage. Furthermore, although the Evergy Companies maintain information security risk insurance coverage, such insurance may not be adequate to cover any associated losses. Any of the foregoing could have a material adverse impact on the Evergy Companies' results of operations, financial position and cash flows.
The cost and schedule of capital projects may materially change and expected performance may not be achieved.
The Evergy Companies' business is capital intensive and includes significant construction projects.  The risks of any capital project include: actual costs may exceed estimated costs; regulators may disallow, limit or delay the recovery of all or part of the cost of, or a return on, a capital project; increased inflation may render previously estimated costs to be inaccurate; risks associated with the capital and credit markets to fund projects; delays in receiving, or failure to receive, necessary permits, approvals and other regulatory authorizations; unforeseen engineering problems or changes in project design or scope; the failure of suppliers and contractors to perform as required under their contracts; inadequate availability or increased cost of labor or materials, including commodities such as steel, copper and aluminum that may be subject to uncertain or increased tariffs; inclement weather; new or changed laws, regulations and requirements, including environmental and health and safety laws, regulations and requirements; and other events beyond the Evergy Companies' control may occur that may materially affect the schedule, cost and performance of these projects.
The Evergy Companies' strategy includes a significant amount of planned capital investments. The Evergy Companies' ability to implement these investments depend, in part, on the availability of adequate internal and external resources, such as employees and qualified contractors and the availability of materials. In this regard, the global COVID-19 pandemic has caused and continues to cause disruptions to the global supply chain and the availability of qualified labor, which, in turn, has increased inflationary pressures.
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
The Evergy Companies' workforce includes professional, managerial and technical employees. Failure to attract and retain qualified talent, successfully transition retirements with adequate replacements, or source qualified contractors could impede the Evergy Companies' strategy and/or adversely impact the Evergy Companies' ability to execute on their strategy. For example, certain skills, such as those related to construction, maintenance and repair of transmission and distribution systems are in high demand and have a limited supply. Evergy competes for qualified employees with these skills on a national level.
In addition, COVID-19 vaccination and testing mandates could result in employee or contractor labor disruptions and complying with any mandates and managing any related labor disruptions could have a significant adverse impact on the Evergy Companies' results of operations, financial position and cash flows.
A significant portion of the Evergy Companies' workforce is represented by five local unions of the IBEW and one local union of the UGSOA. The Evergy Companies currently have three labor agreements that expire in 2024 and three labor agreements currently under negotiation that have expired and are operating under an extension. A failure to successfully negotiate these collective bargaining agreements could result in labor disruptions and have a significant adverse impact on the Evergy Companies' results of operations, financial position and cash flows.
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
The Evergy Companies' strategic plan includes adding a significant amount of renewable generation. Transmission constraints and delays in the transmission planning and construction processes could impair the ability of the Evergy Companies to sell and transmit electricity generated by these renewable generation facilities, which could have an adverse impact on the results of operations and financial position of the Evergy Companies.
In addition, the rules governing the various regional power markets, including the SPP, may change from time to time and such changes could impact the costs and revenues of the Evergy Companies.
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
The COVID-19 pandemic has had, and may continue to have, a significant impact on the way that the Evergy Companies conduct their operations and could adversely impact their results of operations, financial condition and cash flows. Further, the spread of COVID-19 has resulted in efforts to contain the virus, such as quarantines, restrictions on travel, closures and reduced operations of businesses, governmental agencies and other institutions. The pandemic, along with the efforts to contain the virus, has caused and could continue to cause an economic slowdown or recession, result in significant disruptions or reductions in various public, commercial or industrial activities, cause employee absences and contractor or third party service provider disruptions, which could interfere with the Evergy Companies' operations or the operations of their customers.
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
The Evergy Companies have also incurred, and will continue to incur, expenses related to monitoring the COVID-19 pandemic and modifying operations in response to the pandemic. In July 2020, the KCC authorized Evergy Kansas Central and Evergy Metro to record to a regulatory asset all net incremental costs incurred with respect to their Kansas operations associated with the COVID-19 pandemic for consideration in their next Kansas rate cases, which are expected to be completed no later than the end of 2023. Additionally, the KCC order stated

that the KCC will also consider granting the recovery of Evergy Kansas Central's and Evergy Metro's lost revenues associated with the COVID-19 pandemic as part of their next Kansas rate cases. In January 2021, the MPSC authorized Evergy Metro and Evergy Missouri West to defer to a regulatory asset certain net incremental costs incurred between March 1, 2020 and March 31, 2021, associated with the COVID-19 pandemic for consideration in their next rate cases. Evergy Metro and Evergy Missouri West can petition the MPSC to extend the period subject to the Accounting Authority Order (AAO). Notwithstanding the foregoing, regulators might not allow for recovery of these amounts in a timely manner, or at all. In addition, Evergy Metro and Evergy Missouri West utilize PISA in Missouri, which requires each company to keep base rates constant for three years following Evergy Metro's and Evergy Missouri West's last general rate case. These and other factors may result in under-recovery of costs or failure to earn the authorized return on investment, or both.
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
Evergy Kansas Central, Evergy Metro and Evergy Missouri West sell retail electric accounts receivable to independent outside investors as a source of liquidity. These arrangements include covenants that limit the extent to which accounts receivable can be delinquent or unpaid. A decrease in the amount of, or a delay in receiving, customer collections due to the COVID-19 pandemic or otherwise could, absent a waiver or amendment, result in a breach of these accounts receivable financing arrangements and require the Evergy Companies to repay any outstanding loans. To the extent that the Evergy Companies experience lower electric sales, they may not have sufficient eligible receivables to maximize their borrowing capacity under their receivables sales facilities or could be required to repay additional portions of their borrowings under the facilities.
The Evergy Companies are planning to make significant capital expenditures and they regularly conduct maintenance on their facilities. The pandemic could disrupt the supply chains that provide services and equipment to the Evergy Companies as part of their capital expenditures or maintenance efforts. If the Evergy Companies' supply chains are disrupted, the Evergy Companies may be unable to perform necessary maintenance, which could result in increased costs as the Evergy Companies implement contingency plans to allow them to continue to operate. Supply chain interruptions may also exacerbate inflationary pressures, increase the cost of maintenance and capital expenditures or result in the delay or cancellation of planned projects, any of which could have a material adverse impact on the Evergy Companies' results of operations.
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
In addition, the COVID-19 pandemic has changed the way the Evergy Companies operate and has increased the use of technology to enable remote-working arrangements, which may increase or expose previously unknown vulnerabilities. Public reports have also indicated an increase in cyberattacks in general since the start of the pandemic due, in part, to the increase in the number of employees working remotely and the proliferation of the different ways in which employees and third parties interact with the Evergy Companies' information technology infrastructure. A successful attack against the Evergy Companies or cyberattacks to interconnected utilities, municipalities, others or widespread attacks to the utility industry could result in disruption to the Evergy

Companies' generation, transmission and distribution and information systems or to the electrical grid in general, reduce sales and could increase the cost of insurance coverage or result in a decline in the U.S. economy. Furthermore, insurance may not be adequate to cover any associated losses.
Any of these circumstances, or other impacts of the COVID-19 pandemic, could adversely affect customer demand or revenues, impact the ability of the Evergy Companies' suppliers, vendors or contractors to perform, or cause other unpredictable events, which could have a significant adverse impact on the results of operations, financial position and cash flows of the Evergy Companies.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Generation Resources

					Unit Capability (MW) By Owner(a)
Station	Unit No.	Location	Year Completed	Fuel	Evergy Kansas Central	Evergy Metro	Evergy Missouri West	Total Company Generation	Renewable Purchased Power		Total Generation and Renewable Purchased Power
Renewable Generation:
Central Plains		Kansas	2009	Wind	99	—	—	99	—		99
Flat Ridge		Kansas	2009	Wind	50	—	—	50	44	(b)	94
Flat Ridge 3		Kansas	2021	Wind	—	—	—	—	128	(b)	128
Western Plains		Kansas	2017	Wind	281	—	—	281	—		281
Meridian Way		Kansas	2008	Wind	—	—	—	—	96	(b)	96
Ironwood		Kansas	2012	Wind	—	—	—	—	168	(b)	168
Post Rock		Kansas	2012	Wind	—	—	—	—	201	(b)	201
Cedar Bluff		Kansas	2015	Wind	—	—	—	—	199	(b)	199
Kay Wind		Oklahoma	2015	Wind	—	—	—	—	200	(b)	200
Soldier Creek		Kansas	2020	Wind	—	—	—	—	300	(b)	300
Ninnescah		Kansas	2016	Wind	—	—	—	—	208	(b)	208
Kingman 1		Kansas	2016	Wind	—	—	—	—	37	(b)	37
Kingman 2		Kansas	2016	Wind	—	—	—	—	103	(b)	103
Rolling Meadows		Kansas	2010	Landfill Gas	—	—	—	—	6	(b)	6
Hutch Solar		Kansas	2017	Solar	—	—	—	—	1	(b)	1
Ponderosa		Oklahoma	2020	Wind	—	—	—	—	178	(c)	178
Cimarron II		Kansas	2012	Wind	—	—	—	—	131	(d)	131
Cimarron Bend III		Kansas	2020	Wind	—	—	—	—	150	(e)	150
Spearville 1		Kansas	2006	Wind	—	101	—	101	—		101
Spearville 2		Kansas	2010	Wind	—	48	—	48	—		48
Spearville 3		Kansas	2012	Wind	—	—	—	—	101	(d)	101
Gray County		Kansas	2001	Wind	—	—	—	—	110	(f)	110
Ensign		Kansas	2012	Wind	—	—	—	—	99	(f)	99
Waverly		Kansas	2016	Wind	—	—	—	—	200	(d)	200
Slate Creek		Kansas	2015	Wind	—	—	—	—	150	(d)	150
Rock Creek		Missouri	2017	Wind	—	—	—	—	300	(g)	300
Osborn		Missouri	2016	Wind	—	—	—	—	201	(g)	201
Pratt		Kansas	2018	Wind	—	—	—	—	243	(g)	243
Greenwood Solar		Missouri	2016	Solar	—	—	3	3	—		3
Prairie Queen		Kansas	2019	Wind	—	—	—	—	200	(g)	200
CNPPID (NE) - Hydro		Nebraska	1941	Hydro	—	—	—	—	66	(d)	66
St Joseph Landfill		Missouri	2012	Landfill Gas	—	—	2	2	—		2
Total Renewable Generation:					430	149	5	584	3,820		4,404

						Unit Capability (MW) By Owner(a)
Station	Unit No.		Location	Year Completed	Fuel	Evergy Kansas Central	Evergy Metro	Evergy Missouri West	Total Company Generation	Renewable Purchased Power	Total Generation and Renewable Purchased Power
Nuclear:
Wolf Creek	1	(h)	Kansas	1985	Uranium	554	554	—	1,108	—	1,108
Total Nuclear:						554	554	—	1,108	—	1,108
Coal:
Jeffrey Energy Center			Kansas
Steam Turbines	1-3	(h)		1978, 1980 &1983	Coal	2,016	—	175	2,191	—	2,191
Lawrence Energy Center			Kansas
Steam Turbines	4 & 5	(i)		1960, 1971	Coal	485	—	—	485	—	485
La Cygne			Kansas
Steam Turbines	1 & 2	(h)(j)		1973, 1977	Coal	713	713	—	1,426	—	1,426
Iatan			Missouri
Steam Turbines	1 & 2	(h)		1980, 2010	Coal	—	974	284	1,258	—	1,258
Hawthorn			Missouri
Steam Turbines	5	(k)		1969	Coal	—	553	—	553	—	553
Total Coal:						3,214	2,240	459	5,913	—	5,913
Gas and Oil:
Emporia Energy Center			Kansas
Combustion Turbines	1 - 7			2008 - 2009	Natural Gas	654	—	—	654	—	654
Gordon Evans Energy Center			Kansas
Combustion Turbines	1 - 3			2000 - 2001	Natural Gas	294	—	—	294	—	294
Hutchinson Energy Center			Kansas
Combustion Turbines	1 - 3			1974	Natural Gas	166	—	—	166	—	166
	4			1975	Oil	74	—	—	74	—	74
Spring Creek Energy Center			Oklahoma
Combustion Turbines	1 - 4			2001	Natural Gas	269	—	—	269	—	269
State Line			Missouri
Combined Cycle	2-1, 2-2 & 2-3	(h)		2001	Natural Gas	200	—	—	200	—	200
Hawthorn			Missouri
Combined Cycle	6/9			2000	Natural Gas	—	221	—	221	—	221
Combustion Turbines	7 & 8			2000	Natural Gas	—	154	—	154	—	154

					Unit Capability (MW) By Owner(a)
Station	Unit No.	Location	Year Completed	Fuel	Evergy Kansas Central	Evergy Metro	Evergy Missouri West	Total Company Generation	Renewable Purchased Power	Total Generation and Renewable Purchased Power
Gas and Oil (continued):
West Gardner		Kansas
Combustion Turbines	1 - 4		2003	Natural Gas	—	309	—	309	—	309
Osawatomie		Kansas
Combustion Turbines	1		2003	Natural Gas	—	75	—	75	—	75
Ralph Green		Missouri
Combustion Turbines	3		1981	Natural Gas	—	—	69	69	—	69
Nevada		Missouri
Combustion Turbines	1		1974	Oil	—	—	16	16	—	16
Lake Road		Missouri
Combustion Turbines	1 - 3		1951, 1958 & 1962	Natural Gas	—	—	49	49	—	49
	5 - 7		1974, 1989 & 1990	Oil	—	—	89	89	—	89
Steam Turbines	4		1967	Natural Gas	—	—	95	95	—	95
Northeast		Missouri
Combustion Turbines	11 - 18		1972 - 1977	Oil	—	380	—	380	—	380
South Harper		Missouri
Combustion Turbines	1 - 3		2005	Natural Gas	—	—	311	311	—	311
Greenwood Energy Center		Missouri
Combustion Turbines	1 - 4		1975 - 1979	Natural Gas	—	—	251	251	—	251
Crossroads Energy Center		Mississippi
Combustion Turbines	1 - 4		2002	Natural Gas	—	—	295	295	—	295
Total Gas and Oil					1,657	1,139	1,175	3,971	—	3,971
Total					5,855	4,082	1,639	11,576	3,820	15,396
(a) Capability (except for wind generating facilities) represents estimated 2022 net generating capacity. Capability for wind generating facilities represents the nameplate capacity. Due to the intermittent nature of wind generation, these facilities are associated with a total of 1,788 MW of accredited generating capacity pursuant to SPP reliability standards.
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
(g) Evergy Metro and Evergy Missouri West renewable power purchase agreement.
(h) Share of a jointly owned unit.
(i) See Note 4 to the consolidated financial statements for more information regarding the planned retirement of Lawrence Energy Center (LEC) Unit 4 which is expected to occur between December 2023 and the first half of 2024.
(j) In 1987, Evergy Kansas South entered into a sale-leaseback transaction involving its 50% interest in the La Cygne Unit 2. Evergy and Evergy Kansas Central consolidate the leasing entity as a variable interest entity (VIE). See Note 18 to the consolidated financial statements for more information.

(k) Although the plant was completed in 1969, a new boiler, air quality control equipment and an uprated turbine were placed in service at the Hawthorn Generating Station in 2001.
Transmission and Distribution Resources
Evergy's electric transmission system interconnects with systems of other utilities for reliability and to permit wholesale transactions with other electricity suppliers. Evergy has approximately 10,200 circuit miles of transmission lines, 44,900 circuit miles of overhead distribution lines and 15,500 circuit miles of underground distribution lines in Missouri and Kansas. Evergy has all material franchise rights necessary to sell electricity within its retail service territory. Evergy's transmission and distribution systems are routinely monitored for adequacy to meet customer needs. Management believes the current system has adequate capacity to serve customers.
General
Evergy's generating plants are located on property owned (or co-owned) by the Evergy Companies, except for certain facilities that are located on easements or are contractually controlled. Evergy's headquarters, service centers, electric substations and a portion of its transmission and distribution systems are located on property owned or leased by Evergy. Evergy's transmission and distribution systems are for the most part located above or underneath highways, streets, other public places or property owned by others. Evergy believes that it has satisfactory rights to use those places or properties in the form of permits, grants, easements, licenses or franchise rights; however, it has not necessarily undertaken efforts to examine the underlying title to the land upon which the rights rest.
Substantially all of the fixed property and franchises of the Evergy Companies, which consist principally of electric generating stations, electric transmission and distribution lines and systems, and buildings (subject to exceptions, reservations and releases), are subject to mortgage indentures pursuant to which bonds have been issued and are outstanding. See Note 12 to the consolidated financial statements for more information.
ITEM 3.  LEGAL PROCEEDINGS
The Evergy Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 4 and 14 to the consolidated financial statements.  Such information is incorporated herein by reference.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
EVERGY, INC.
Evergy's common stock is listed on the New York Stock Exchange under the symbol "EVRG." At February 18, 2022, Evergy's common stock was held by 18,297 shareholders of record.
Performance Graph
The following graph compares the performance of Evergy's common stock during the period that began on June 5, 2018 (the first day that Evergy's common stock traded), and ended on December 31, 2021, to the performance of the Standard & Poor's 500 Index (S&P 500) and the Standard & Poor's Electric Utility Index (S&P 500 Electric Utilities). The graph assumes a $100 investment in Evergy's common stock and in each of the indices at the beginning of the period and a reinvestment of dividends paid on such investments throughout the period.

CUMULATIVE TOTAL RETURN
Based on an initial investment of $100 on June 5, 2018, with dividends reinvested

$200
$180
$160
$140
$120
$100
$80
06/05/18
12/31/18
12/31/19
12/31/20
12/31/21
Evergy, Inc.
S&P 500 Index
S&P 500 Electric Utilities

Purchases of Equity Securities
The following table provides information regarding purchases by Evergy of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2021.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased(a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - 31	—	—	—	—
November 1 - 30	680	$64.92	—	—
December 1 - 31	8,495	$68.56	—	—
Total	9,175	$68.29	—	—
(a) Represents shares Evergy purchased for withholding taxes related to the vesting of restricted stock or restricted stock units.
Dividend Restrictions
For information regarding dividend restrictions, see Note 17 to the consolidated financial statements.
ITEM 6. SELECTED FINANCIAL DATA
Not applicable.
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

The following MD&A generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 can be found in MD&A in Part II, Item 7, of the Evergy Companies' combined annual report on Form 10-K for the fiscal year ended December 31, 2020.
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
Strategy
Evergy expects to continue operating its integrated utilities within the currently existing regulatory frameworks and is focused on empowering a better future for its customers, communities, employees and shareholders. The core tenets of Evergy's strategy are as follows:
•Affordability - working to keep rates affordable and improve regional rate competitiveness;
•Reliability - targeting top-tier performance in reliability, customer service and generation; and
•Sustainability - advancing ongoing CO2 emissions reductions and generation fleet transition.
Significant elements of Evergy's plan to achieve its strategic objectives include:
•targeting an annual reduction of approximately $345 million of operating and maintenance expense by 2025 from 2018 adjusted operating and maintenance expense (non-GAAP) (see "Non-GAAP Measures" within this Executive Summary for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure);
•targeting approximately $10.7 billion of expected base capital investments through 2026 including approximately $2.0 billion in renewable generation. See "Liquidity and Capital Resources; Capital Expenditures", for further information regarding Evergy's projected capital expenditures through 2026; and
•targeting a 70% reduction of CO2 emissions by 2030 (from 2005 levels) and net-zero by 2045 through the continued growth of Evergy's renewable energy portfolio and the retirement of older and less efficient fossil fuel plants. See "Transitioning Evergy's Generation Fleet" in Part I, Item 1., Business, for additional information.
See "Cautionary Statements Regarding Certain Forward-Looking Information" and Part I, Item 1A, Risk Factors, for additional information.
Regulatory Proceedings
In January 2022, Evergy Metro and Evergy Missouri West filed applications with the MPSC to request increases to their retail electric revenues of $43.9 million and $27.7 million, respectively, before rebasing fuel and purchased power expense, with a return on equity of 10%. The requests reflect increases related to higher property taxes and the recovery of infrastructure investments made to improve reliability and enhance customer service and were also partially offset by significant customer savings and cost reductions created since the Great Plains Energy and Evergy Kansas Central merger in 2018. Evergy Metro and Evergy Missouri West are also requesting the implementation of tracking mechanisms for both property tax expense and credit loss expense and the creation of a storm reserve as part of their requests with the MPSC.
See Note 4 to the consolidated financial statements for further information regarding the Missouri rate cases in addition to information on other regulatory proceedings.

Evergy Equity Investment
From time to time, Evergy makes limited equity investments in early-stage energy solution companies. These investments have historically not had a significant impact on Evergy's results of operations. In October 2021, an equity investment in which Evergy held a minority stake through an initial investment of $3.7 million was acquired through a transaction involving a special purpose acquisition company (SPAC). As a result of its equity investment in the company that was acquired in the SPAC transaction, Evergy received shares of the resulting public company upon the closing of the transaction, which are subject to a restriction on sale for 150 days. Evergy recorded a $27.7 million unrealized gain in the fourth quarter of 2021 for the conversion of its shares into the newly formed public company and based on the closing share price as of December 31, 2021 adjusted to reflect the restriction on the sale of the shares. The fair value of Evergy's investment is largely dependent on the performance of the new public company's stock, which is subject to significant market volatility and also affected by the restriction on sale of the shares until March 2022, when the restriction expires. Evergy uses adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) to evaluate earnings and EPS without the gains or losses related to equity investments which are subject to a restriction on sale that can create period to period volatility. See "Non-GAAP Measures" within this Executive Summary for additional information.
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
In September 2021, Evergy Kansas Central filed a predetermination request with the KCC for the ratemaking principles and treatment related to its planned investment in approximately 190 MW of solar generation and the planned retirement of coal-fired LEC Unit 4 and related coal-handling facilities for LEC Units 4 and 5, both of which are expected to occur between December 2023 and the first half of 2024. In February 2022, Evergy Kansas Central withdrew its predetermination request with the KCC in order to finalize definitive documentation associated with the solar investment and to develop additional information to enable the KCC to evaluate its predetermination request. Evergy Kansas Central anticipates refiling its predetermination request, including this additional information, later in 2022.
If the KCC finds that Evergy Kansas Central's planned retirement of LEC Unit 4 and investment in 190 MW of solar generation is prudent as part of a predetermination request, Evergy Kansas Central then plans to file an application with the KCC for a financing order authorizing the issuance of securitized bonds to recover energy transition costs associated with the retirement of LEC Unit 4 and the related coal-handling facilities for LEC Units 4 and 5.
February 2021 Winter Weather Event
In February 2021, much of the central and southern United States, including the service territories of the Evergy Companies, experienced a significant winter weather event that resulted in extremely cold temperatures over a multi-day period (February 2021 winter weather event). The February 2021 winter weather event resulted in an increase in the demand for natural gas used by the Evergy Companies for generating electricity and also contributed to the limited availability of other generation resources, including coal and renewables, within the SPP Integrated Marketplace. As part of the February 2021 winter weather event, Evergy incurred natural gas and purchased power costs, net of wholesale revenues, of $365.5 million. This $365.5 million of net fuel and purchased power costs was primarily driven by $296.4 million of costs at Evergy Missouri West and $133.9 million of costs at Evergy Kansas Central, partially offset by $64.8 million of net wholesale revenues at Evergy Metro. The amount of purchased power costs incurred by the Evergy Companies during the February 2021 winter weather event is subject to resettlement activity and further review by the SPP. This review and any subsequent resettlement activity could result in increases or decreases to the final amount of purchased power costs incurred by the Evergy Companies during the February 2021 winter weather event and these changes could be material.
As of December 31, 2021, the Evergy Companies have deferred substantially all of the fuel and purchased power costs, net of wholesale revenues, related to the February 2021 winter weather event to a regulatory asset or liability pursuant to their fuel recovery mechanisms and an emergency AAO issued by the KCC in February 2021. Further, in June 2021, Evergy Metro and Evergy Missouri West filed a joint request for an AAO with the MPSC regarding the deferral and subsequent recovery or refund of the February 2021 winter weather event amounts. While the Evergy Companies expect to recover substantially all of any increased fuel and purchased power costs related to the February 2021 winter weather event from customers, the timing of the cost recovery could be delayed or spread over a longer than typical recovery timeframe by the KCC or the MPSC to help moderate monthly customer bill impacts given the extraordinary nature of the February 2021 winter weather event.
The Evergy Companies also engage in limited non-regulated energy marketing activities in various regional power markets that have historically not had a significant impact on the Evergy Companies' results of operations. These energy marketing margins are recorded net in operating revenues on the Evergy Companies' statements of income and comprehensive income. As a result of the elevated market prices experienced in regional power markets across the central and southern United States driven by the February 2021 winter weather event discussed above, Evergy and Evergy Kansas Central recorded $94.5 million of energy marketing margins in 2021 related to the February 2021 winter weather event, primarily driven by activities in the Electric Reliability Council of Texas (ERCOT).
See Notes 1 and 4 to the consolidated financial statements for additional information regarding the February 2021 winter weather event and related AAOs.
Bluescape Energy Partners, LLC (Bluescape) Securities Purchase Agreement
See Note 17 to the consolidated financial statements for information regarding Evergy's securities purchase agreement with an affiliate of Bluescape to purchase Evergy's common stock and a warrant that was completed in April 2021.
Impact of COVID-19
See Part I, Item 1A, Risk Factors for information regarding the impact of COVID-19 on the Evergy Companies.
Earnings Overview
The following table summarizes Evergy's net income and diluted earnings per share (EPS).

	2021	Change	2020
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$879.7	$261.4	$618.3
Earnings per common share, diluted	3.83	1.11	2.72
Net income attributable to Evergy, Inc. increased in 2021, compared to 2020, primarily due to non-regulated energy marketing margins related to the February 2021 winter weather event, higher retail sales driven by favorable weather and demand, lower operating and maintenance expenses, higher equity allowance for funds used during construction (AFUDC), higher investment earnings and lower interest expense; partially offset by higher property taxes, higher depreciation expense and higher income tax expense.
Diluted EPS increased in 2021, compared to 2020, primarily due to the increase in net income attributable to Evergy, Inc. discussed above.
For additional information regarding the change in net income, refer to the Evergy Results of Operations section within this MD&A.

Non-GAAP Measures
Adjusted Earnings (non-GAAP) and Adjusted EPS (non-GAAP)
Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) for 2021 were $812.6 million or $3.54 per share, respectively. For 2020, Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) were $705.5 million or $3.10 per share, respectively. In addition to net income attributable to Evergy, Inc. and diluted EPS, Evergy's management uses adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) to evaluate earnings and EPS without the income or costs resulting from non-regulated energy marketing margins from the February 2021 winter weather event and gains or losses related to equity investments which are subject to a restriction on sale that can create period to period volatility, as well as costs resulting from executive transition, severance, advisor expenses, COVID-19 vaccine incentives and the revaluation of deferred tax assets and liabilities from the Kansas corporate income tax rate change.
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

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
	2021		2020
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$879.7	$3.83	$618.3	$2.72
Non-GAAP reconciling items:
Non-regulated energy marketing margin related to February 2021 winter weather event, pre-tax(a)	(94.5)	(0.41)	—	—
Non-regulated energy marketing costs related to February 2021 winter weather event, pre-tax(b)	7.9	0.03	—	—
Executive transition costs, pre-tax(c)	10.8	0.05	—	—
Severance costs, pre-tax(d)	2.8	0.01	66.3	0.29
Advisor expenses, pre-tax(e)	11.6	0.05	32.3	0.14
COVID-19 vaccine incentive, pre-tax(f)	1.2	0.01	—	—
Restricted equity investment gains, pre-tax(g)	(27.7)	(0.12)	—	—
Income tax expense (benefit)(h)	20.8	0.09	(25.2)	(0.11)
Kansas corporate income tax change(i)	—	—	13.8	0.06
Adjusted earnings (non-GAAP)	$812.6	$3.54	$705.5	$3.10
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
(c)Reflects costs associated with executive transition including inducement bonuses, severance agreements and other transition expenses of which $10.5 million is included in operating and maintenance expense and $0.3 million is included in other expense in 2021 on the consolidated statements of comprehensive income.
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
(f)Reflects incentive compensation costs incurred associated with employees becoming fully vaccinated against COVID-19 and are included in operating and maintenance expense on the consolidated statements of comprehensive income.
(g)Reflects gains related to equity investments which are subject to a restriction on sale and are included in investment earnings on the consolidated statements of comprehensive income.
(h)Reflects an income tax effect calculated at a statutory rate of approximately 22% in 2021 and 26% in 2020, with the exception of certain non-deductible items.
(i)Reflects the revaluation of Evergy Kansas Central's, Evergy Metro's and Evergy Missouri West's deferred income tax assets and liabilities from the Kansas corporate income tax rate change and are included in income tax expense on the consolidated statements of comprehensive income.
2018 Adjusted Operating and Maintenance Expense
The following table provides a reconciliation between 2018 operating and maintenance expense and 2018 pro forma operating and maintenance expense as determined in accordance with GAAP and 2018 adjusted operating and maintenance expense (non-GAAP). Evergy's 2018 adjusted operating and maintenance expense (non-GAAP) is used as the base for Evergy's targeted operating and maintenance expense reductions by 2025.

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
ENVIRONMENTAL MATTERS
See Note 14 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 16 to the consolidated financial statements for information regarding related party transactions.

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
The assumed rate of return on plan assets was developed based on the weighted-average of long-term returns forecast for the expected portfolio mix of investments held by the plan. The assumed discount rate was selected based on the prevailing market rate of fixed income debt instruments with maturities matching the expected timing of the benefit obligation. These assumptions, updated annually at the measurement date, are based on management's best estimates and judgment; however, material changes may occur if these assumptions differ from actual events. See Note 9 to the consolidated financial statements for information regarding the assumptions used to determine benefit obligations and net costs.
The following table reflects the sensitivities associated with a 0.5% increase or a 0.5% decrease in key actuarial assumptions for Evergy's qualified pension plans. Each sensitivity reflects the impact of the change based on a change in that assumption only.

			Impact on	Impact on
			Projected	2022
	Change in		Benefit	Pension
Actuarial assumption	Assumption		Obligation	Expense
			(millions)
Discount rate	0.5%	increase	$(193.6)	$(18.5)
Rate of return on plan assets	0.5%	increase	—	(7.9)
Rate of compensation	0.5%	increase	50.7	9.4
Discount rate	0.5%	decrease	219.6	20.7
Rate of return on plan assets	0.5%	decrease	—	7.9
Rate of compensation	0.5%	decrease	(47.3)	(8.8)
Pension expense for Evergy Kansas Central, Evergy Metro and Evergy Missouri West is recorded in accordance with rate orders from the KCC and MPSC. The orders allow the difference between pension costs under GAAP and pension costs for ratemaking to be recorded as a regulatory asset or liability with future ratemaking recovery or refunds, as appropriate.
In 2021, Evergy's pension expense was $153.7 million under GAAP and $171.0 million for ratemaking. The impact on 2022 pension expense in the table above reflects the impact on GAAP pension costs. Under the Evergy Companies' rate agreements, any increase or decrease in GAAP pension expense is deferred to a regulatory asset or liability for future ratemaking treatment. See Note 9 to the consolidated financial statements for additional information regarding the accounting for pensions.
Market conditions and interest rates significantly affect the future assets and liabilities of the plan. It is difficult to predict future pension costs, changes in pension liability and cash funding requirements due to the inherent uncertainty of market conditions.
Revenue Recognition
Evergy recognizes revenue on the sale of electricity to customers over time as the service is provided in the amount it has the right to invoice. Revenues recorded include electric services provided but not yet billed by Evergy. Unbilled revenues are recorded for kWh usage in the period following the customers' billing cycle to the end of the month. This estimate is based on net system kWh usage less actual billed kWhs. Evergy's estimated unbilled kWhs are allocated and priced by regulatory jurisdiction across the rate classes based on actual billing rates. Evergy's unbilled revenue estimate is affected by factors including fluctuations in energy demand, weather, line losses and changes in the composition of customer classes. See Note 3 to the consolidated financial statements for the balance of unbilled receivables for Evergy as of December 31, 2021 and 2020.
Regulatory Assets and Liabilities
Evergy has recorded assets and liabilities on its consolidated balance sheets resulting from the effects of the ratemaking process, which would not otherwise be recorded under GAAP. Regulatory assets represent incurred costs that are probable of recovery from future revenues. Regulatory liabilities represent future reductions in revenues or refunds to customers.
Management regularly assesses whether regulatory assets and liabilities are probable of future recovery or refund by considering factors such as decisions by the MPSC, KCC or FERC in Evergy's rate case filings; decisions in other regulatory proceedings, including decisions related to other companies that establish precedent on matters applicable to Evergy; and changes in laws and regulations. If recovery or refund of regulatory assets or liabilities is not approved by regulators or is no longer deemed probable, these regulatory assets or liabilities are recognized in the current period results of operations. Evergy's continued ability to meet the criteria for recording regulatory assets and liabilities may be affected in the future by restructuring and deregulation in the electric industry or changes in accounting rules. In the event that the criteria no longer applied to all or a portion of Evergy's operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism were provided. Additionally, these factors could result in an impairment on utility plant assets. See Note 4 to the consolidated financial statements for additional information.
Impairments of Assets and Goodwill
Long-lived assets are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed under GAAP.
Accounting rules require goodwill to be tested for impairment annually and when an event occurs indicating the possibility that an impairment exists. The goodwill impairment test consists of comparing the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment. In the event that the carrying amount exceeds the fair value of the reporting unit, an impairment loss is recognized for the difference between the carrying amount of the reporting unit and its fair value. Evergy's consolidated operations are considered one reporting unit for assessment of impairment, as management assesses financial performance and allocates resources on a consolidated basis. The annual impairment test for the $2,336.6 million of goodwill from the Great Plains Energy and Evergy Kansas Central merger was conducted as of May 1, 2021. The fair value of the reporting unit substantially exceeded the carrying amount, including goodwill. As a result, there was no impairment of goodwill.
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
Income Taxes
Income taxes are accounted for using the asset/liability approach. Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Deferred investment tax credits are amortized ratably over the life of the related property. Deferred tax assets are also recorded for net operating losses, capital losses and tax credit carryforwards. Evergy is required to estimate the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for future tax consequences of events reflected in Evergy's consolidated financial statements or tax returns. Actual results could differ from these estimates for a variety of reasons including changes in income tax laws, enacted tax rates and results of audits by taxing authorities. This process also requires management to make assessments regarding the timing and probability of the ultimate tax impact from which actual results may differ. Evergy records valuation allowances on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized. See Note 19 to the consolidated financial statements for additional information.
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
Evergy initially recorded AROs at fair value for the estimated cost to decommission Wolf Creek (94% indirect share), retire wind generating facilities, dispose of asbestos insulating material at its power plants, remediate ash disposal ponds and close ash landfills, among other items. ARO refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement may be conditional on a future event that may or may not be within the control of the entity. In determining Evergy's AROs, assumptions are made regarding probable future disposal costs and the timing of their occurrence. The results of these assumptions are discounted using credit-adjusted risk-free rates (CARFR). The CARFR is determined as the current U.S. Treasury bonds rates corresponding to the period of expected settlement activities and is adjusted for the associated bond rates Evergy would be charged to borrow for the specific time period. Any change in these assumptions could have a significant impact on Evergy's AROs reflected on its consolidated balance sheets.
As of December 31, 2021 and 2020, Evergy had recorded AROs of $960.1 million and $941.9 million, respectively. See Note 6 to the consolidated financial statements for more information regarding Evergy's AROs.
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
The Evergy Companies use coal, uranium and gas for the generation of electricity for their customers and also purchase power through renewable power purchase agreements or on the open market. The prices for fuel used in generation or the market price of power purchases can fluctuate significantly due to a variety of factors including supply, demand, weather and the broader economic environment. Evergy Kansas Central, Evergy Metro and Evergy Missouri West have fuel recovery mechanisms in their Kansas and Missouri jurisdictions, as applicable, that allow them to defer and subsequently recover or refund, through customer rates, substantially all of the variance in net energy costs from the amount set in base rates without a general rate case proceeding.
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
Energy efficiency investments by customers and the Evergy Companies also can affect the demand for electric service. Through MEEIA, Evergy Metro and Evergy Missouri West offer energy efficiency and demand side management programs to their Missouri retail customers and recover program costs, throughput disincentive, and as applicable, certain earnings opportunities in retail rates through a rider mechanism.
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

The following table summarizes Evergy's comparative results of operations.

	2021	Change	2020
	(millions)
Operating revenues	$5,586.7	$673.3	$4,913.4
Fuel and purchased power	1,557.0	458.0	1,099.0
SPP network transmission costs	290.4	27.2	263.2
Operating and maintenance	1,107.5	(55.5)	1,163.0
Depreciation and amortization	896.4	16.3	880.1
Taxes other than income tax	380.5	16.3	364.2
Income from operations	1,354.9	211.0	1,143.9
Other income (expense), net	18.8	54.9	(36.1)
Interest expense	372.6	(11.3)	383.9
Income tax expense	117.4	15.2	102.2
Equity in earnings of equity method investees, net of income taxes	8.2	(0.1)	8.3
Net income	891.9	261.9	630.0
Less: Net income attributable to noncontrolling interests	12.2	0.5	11.7
Net income attributable to Evergy, Inc.	$879.7	$261.4	$618.3

Evergy Utility Gross Margin and MWh Sales
Utility gross margin is a financial measure that is not calculated in accordance with GAAP.  Utility gross margin, as used by the Evergy Companies, is defined as operating revenues less fuel and purchased power costs and amounts billed by the SPP for network transmission costs. Expenses for fuel and purchased power costs, offset by wholesale sales margin, are subject to recovery through cost adjustment mechanisms.  As a result, changes in fuel and purchased power costs are offset in operating revenues with minimal impact on net income. In addition, SPP network transmission costs fluctuate primarily due to investments by SPP members for upgrades to the transmission grid within the SPP RTO.  As with fuel and purchased power costs, changes in SPP network transmission costs are mostly reflected in the prices charged to customers with minimal impact on net income. See Note 2 to the consolidated financial statements for additional information regarding the manner in which the Evergy Companies' reflect SPP revenues and expenses.
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

The following table summarizes Evergy's utility gross margin and MWhs sold.

	Revenues and Expenses			MWhs Sold
Utility Gross Margin	2021	Change	2020	2021	Change	2020
Retail revenues	(millions)			(thousands)
Residential	$1,918.3	$9.1	$1,909.2	15,715	232	15,483
Commercial	1,681.3	39.6	1,641.7	17,659	664	16,995
Industrial	597.0	8.3	588.7	8,608	365	8,243
Other retail revenues	33.1	(5.4)	38.5	131	(1)	132
Total electric retail	4,229.7	51.6	4,178.1	42,113	1,260	40,853
Wholesale revenues	717.2	453.2	264.0	15,916	1,056	14,860
Transmission revenues	356.8	38.3	318.5	N/A	N/A	N/A
Other revenues	283.0	130.2	152.8	N/A	N/A	N/A
Operating revenues	5,586.7	673.3	4,913.4	58,029	2,316	55,713
Fuel and purchased power	(1,557.0)	(458.0)	(1,099.0)
SPP network transmission costs	(290.4)	(27.2)	(263.2)
Utility gross margin (a)	3,739.3	188.1	3,551.2
Operating and maintenance	(1,107.5)	55.5	(1,163.0)
Depreciation and amortization	(896.4)	(16.3)	(880.1)
Taxes other than income tax	(380.5)	(16.3)	(364.2)
Income from operations	$1,354.9	$211.0	$1,143.9
(a) Utility gross margin is a non-GAAP financial measure.  See explanation of utility gross margin above.
Evergy's utility gross margin increased $188.1 million in 2021, compared to 2020, driven by:
•$94.5 million of non-regulated energy marketing margins recognized at Evergy Kansas Central related to the February 2021 winter weather event;
•an $84.1 million increase primarily due to higher retail sales driven by favorable weather (cooling degree days increased 13%, partially offset by a 5% decrease in heating degree days) and an increase in weather-normalized commercial and industrial demand partially offset by a decrease in weather-normalized residential demand;
•a $38.3 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC transmission formula rate (TFR) effective in January 2021; and
•a $1.4 million net increase due to other impacts from the February 2021 winter weather event driven by:
◦a $33.8 million increase at Evergy Kansas Central driven by higher utility gross margin at its non-regulated 8% ownership share of Jeffrey Energy Center (JEC) due to higher wholesale sales prices and MWhs sold in February 2021; partially offset by
◦a $21.0 million decrease at Evergy Missouri West driven by $14.8 million of increased fuel and purchased power costs in February 2021 that are not currently recoverable from customers through its fuel recovery mechanism and a $6.2 million decrease related to a special requirements contract with an industrial customer; and
◦an $11.4 million decrease at Evergy Metro primarily driven by jurisdictional allocation differences currently present between its fuel recovery mechanisms in Missouri and Kansas regarding its refund to customers for the net increase in wholesale revenues in February 2021; partially offset by
•a $30.2 million decrease in revenues at Evergy Kansas Central and Evergy Metro due to rate reductions beginning January 1, 2021, in Kansas to reflect their exemption from Kansas corporate income taxes.

Operating and Maintenance
Evergy's operating and maintenance expense decreased $55.5 million in 2021, compared to 2020, primarily driven by:
•a $63.5 million decrease in voluntary severance expenses due to a $55.9 million decrease at Evergy Kansas Central, Evergy Metro and Evergy Missouri West related to Evergy voluntary exit programs in 2020 and a $7.6 million decrease in voluntary severance expenses incurred at Evergy Kansas Central and Evergy Metro related to Wolf Creek voluntary exit programs in 2020;
•a $20.7 million decrease in advisor expenses incurred in 2021 associated with strategic planning; and
•an $8.8 million decrease in various transmission and distribution operating and maintenance expenses primarily due to lower labor and contractor costs primarily driven by a higher mix of transmission capital projects in 2021; partially offset by
•$10.5 million of costs associated with executive transition in 2021, including inducement bonuses, severance agreements and other transition expenses;
•$7.9 million of costs at Evergy Kansas Central related to non-regulated energy marketing margins recognized during the February 2021 winter weather event;
•a $6.7 million increase in plant operating and maintenance expense at fossil-fuel generating units primarily due to a $6.3 million increase at Evergy Kansas Central primarily driven by a major maintenance outage at JEC in 2021 and higher material and supplies costs; and
•a $2.7 million increase in property insurance expense due to a lower annual refund of nuclear insurance premiums received by Evergy Kansas Central and Evergy Metro in 2021 related to their ownership interests in Wolf Creek.
Depreciation and Amortization
Evergy's depreciation and amortization increased $16.3 million in 2021, compared to 2020, primarily driven by higher capital additions at Evergy Kansas Central in 2021.
Taxes Other Than Income Tax
Evergy's taxes other than income tax increased $16.3 million in 2021, compared to 2020, driven by an increase in property taxes in Missouri and Kansas primarily due to higher assessed property tax values.
Other Income (Expense), Net
Evergy's other expense, net in 2020 became other income, net, in 2021 as a result of a $54.9 million increase in net other income items, primarily driven by:
•$49.1 million of higher investment earnings primarily driven by a $27.7 million unrealized gain in the fourth quarter of 2021 due to the change in fair value related to Evergy's investment in an early-stage energy solutions company and $14.0 million in realized gains from the sale of various equity investments in 2021;
•$12.2 million of higher Evergy Kansas Central and Evergy Metro equity AFUDC primarily driven by higher construction work in progress balances at Evergy Kansas Central and Evergy Metro and lower short-term debt balances at Evergy Metro in 2021; and
•$6.1 million of other income recorded in 2021 related to contract termination fees; partially offset by
•$4.8 million of lower Evergy Kansas Central corporate-owned life insurance (COLI) benefits in 2021.
Interest Expense
Evergy's interest expense decreased $11.3 million in 2021, compared to 2020, primarily driven by:
•a $12.7 million decrease due to the redemption of Evergy's $350.0 million of 4.85% Senior Notes in April 2021;

•a $10.2 million decrease in interest expense on short-term borrowings primarily due to lower weighted-average interest rates for the Evergy Companies in 2021; and
•a $2.2 million net decrease due to the redemption of Evergy Kansas Central's $250.0 million of 5.10% first mortgage bonds (FMBs) in May 2020, which decreased interest expense by $6.8 million, partially offset by a $4.6 million increase due to the issuance of Evergy Kansas Central's $500.0 million of 3.45% FMBs in April 2020; partially offset by
•a $10.3 million increase due to the issuance in a private placement of Evergy Missouri West's $500.0 million of Series A, B and C Senior Notes in April 2021; and
•a $3.6 million increase due to the issuance of Evergy Metro's $400.0 million of 2.25% Mortgage Bonds in May 2020.
Income Tax Expense
Evergy's income tax expense increased $15.2 million in 2021, compared to 2020, primarily driven by:
•a $72.5 million increase due to higher Evergy Kansas Central and Evergy Metro pre-tax income in 2021;
•a $6.6 million increase due to lower wind and other income tax credits in 2021, primarily driven by the expiration of production tax credits at Evergy Metro's Spearville 2 wind facility in the fourth quarter of 2020 and lower research and development tax credits in 2021;
•a $5.5 million increase due to lower expected COLI proceeds for 2021; and
•a $4.0 million increase due to higher non-deductible officer compensation in 2021; partially offset by
•a $43.9 million decrease as a result of the state of Kansas exempting certain public utilities, including Evergy Kansas Central and Evergy Metro, from Kansas corporate income tax beginning in January 2021;
•a $15.6 million decrease due to flow-through items primarily driven by higher amortization of excess deferred income taxes at Evergy Kansas Central; and
•a $13.8 million decrease related to the revaluation of deferred income tax assets and liabilities in 2020 due to the change in Kansas corporate income tax rate.
See Note 19 to the consolidated financial statements for more information regarding the change in the Kansas corporate income tax rate.
EVERGY SIGNIFICANT BALANCE SHEET CHANGES
(December 31, 2021 compared to December 31, 2020)
•Evergy's cash and cash equivalents decreased $118.7 million primarily due to the use of funds for capital expenditures at Evergy Kansas Central, Evergy Metro and Evergy Missouri West, the repayment of certain short-term borrowings and other general corporate purposes.
•Evergy's receivables, net decreased $52.3 million primarily driven by a $21.5 million decrease in retail electric accounts receivable driven by lower sales in December 2021 due to unfavorable weather and a $13.6 million increase in the allowance for credit losses primarily driven by higher credit loss expense recognized in 2021 largely due to the economic impact of the COVID-19 pandemic and a lower level of actual write-offs incurred primarily due to timing as a result of customer support measures taken by Evergy during 2021 including disconnection moratoriums and payment plans.
•Evergy's accounts receivable pledged as collateral decreased $41.0 million primarily driven by Evergy's decrease in retail electric accounts receivable balances in December 2021, resulting in a lower level of retail electric receivables available for sale through Evergy's receivable sales facilities.
•Evergy's fuel and supplies inventory increased $62.2 million primarily driven by a $46.3 million increase in materials and supply inventory primarily due to an increase in transmission and distribution capital projects related to grid resiliency and other infrastructure improvement in addition to maintaining higher overall levels of inventory to mitigate longer supply chain lead times.

•Evergy's income taxes receivable decreased by $34.9 million primarily due to Evergy's receipt of a $46.0 million federal alternative minimum tax (AMT) tax credit refund in the fourth quarter of 2021.
•Evergy's regulatory assets - current increased $217.9 million primarily driven by a $161.1 million increase at Evergy Kansas Central due to a $119.6 million increase related to Evergy Kansas Central's fuel recovery mechanism as a result of net under-collections and a $45.6 million increase related to deferred fuel and purchased power costs expected to be recovered in the next 12 months related to the February 2021 winter weather event; and a $54.6 million increase at Evergy Missouri West related to its fuel recovery mechanism as a result of net-under-collections.
•Evergy's other assets - current increased $51.7 million primarily due to a $31.4 million investment in an early-stage energy solutions company. See "Evergy Equity Investment" in Note 1 to the consolidated financial statements for additional information.
•Evergy's nuclear decommissioning trust funds increased $116.6 million primarily driven by realized and unrealized gains on investments at Evergy Kansas Central's and Evergy Metro's nuclear decommissioning trusts.
•Evergy's collateralized note payable decreased $41.0 million primarily driven by Evergy's decrease in retail electric accounts receivable balances in December 2021, resulting in a lower level of retail electric receivables available for sale through Evergy's receivable sales facilities.
•Evergy's notes payable and commercial paper increased $844.3 million due to a $158.0 million increase at Evergy, Inc., a $356.0 million increase at Evergy Kansas Central and a $330.3 million increase at Evergy Missouri West primarily due to borrowings for capital expenditures, costs related to the February 2021 winter weather event and for general corporate purposes.
•Evergy's regulatory liabilities - current increased $44.6 million primarily due to $34.0 million of deferred wholesale revenues at Evergy Metro expected to be refunded to customers in the next 12 months related to the February 2021 winter weather event.
•Evergy's pension and post-retirement liability decreased $270.3 million primarily due to a decrease in benefit obligations driven by $284.0 million of pension settlements in 2021 as a result of accelerated pension distributions as a result of employee retirements and annuity purchases for certain plan participants.
LIQUIDITY AND CAPITAL RESOURCES
Evergy relies primarily upon cash from operations, short-term borrowings, debt and equity issuances and its existing cash and cash equivalents to fund its capital requirements. Evergy's capital requirements primarily consist of capital expenditures, payment of contractual obligations and other commitments and the payment of dividends to shareholders.
Capital Sources
Cash Flows from Operations
Evergy's cash flows from operations are driven by the regulated sale of electricity. These cash flows are relatively stable but the timing and level of these cash flows can vary based on weather and economic conditions, future regulatory proceedings, the timing of cash payments made for costs recoverable under regulatory mechanisms and the time such costs are recovered, and unanticipated expenses such as unplanned plant outages and storms. Evergy's cash flows from operations were $1,351.7 million, $1,753.8 million and $1,749.0 million in 2021, 2020 and 2019, respectively.
Short-Term Borrowings
As of December 31, 2021, Evergy had $1.3 billion of available borrowing capacity under its master credit facility. The available borrowing capacity under the master credit facility consisted of $341.3 million for Evergy, Inc., $343.9 million for Evergy Kansas Central, $350.0 million for Evergy Metro and $304.7 million for Evergy Missouri West. The Evergy Companies' borrowing capacity under the master credit facility also supports their issuance of commercial paper. See Note 11 to the consolidated financial statements for more information regarding the master credit facility.
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
Long-Term Debt and Equity Issuances
From time to time, Evergy issues long-term debt and equity to repay short-term debt, refinance maturing long-term debt and finance growth. As of December 31, 2021 and 2020, Evergy’s capital structure, excluding short-term debt, was as follows:

	December 31
	2021	2020
Common equity	49%	47%
Long-term debt, including VIEs	51%	53%
Under stipulations with the MPSC and KCC, Evergy, Evergy Kansas Central and Evergy Metro are required to maintain common equity at not less than 35%, 40% and 40%, respectively, of total capitalization. The master credit facility and certain debt instruments of the Evergy Companies also contain restrictions that require the maintenance of certain capitalization and leverage ratios. As of December 31, 2021, the Evergy Companies were in compliance with these covenants.
Significant Debt Issuances
See Note 12 to the consolidated financial statements for information regarding significant debt issuances.
Equity Issuance
See Note 17 to the consolidated financial statements for information regarding Evergy's securities purchase agreement with Bluescape to purchase Evergy's common stock in 2021.
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

As of February 24, 2022, the major credit rating agencies rated the Evergy Companies' securities as detailed in the following table.

	Moody's	S&P Global
	Investors Service(a)	Ratings(a)
Evergy
Outlook	Stable	Negative
Corporate Credit Rating	--	A-
Senior Unsecured Debt	Baa2	BBB+
Short-Term Rating	P-2	A-2

Evergy Kansas Central
Outlook	Stable	Negative
Corporate Credit Rating	Baa1	A-
Senior Secured Debt	A2	A
Commercial Paper	P-2	A-2

Evergy Kansas South
Outlook	Stable	Negative
Corporate Credit Rating	Baa1	A-
Senior Secured Debt	A2	A
Short-Term Rating	P-2	A-2

Evergy Metro
Outlook	Stable	Negative
Corporate Credit Rating	Baa1	A
Senior Secured Debt	A2	A+
Senior Unsecured Debt	--	A
Commercial Paper	P-2	A-1

Evergy Missouri West
Outlook	Stable	Negative
Corporate Credit Rating	Baa2	A-
Senior Unsecured Debt	Baa2	A-
Commercial Paper	P-2	--
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

Evergy Kansas Central
In September 2021, Evergy Kansas Central filed an automatic shelf registration statement providing for the sale of unlimited amounts of unsecured debt securities and FMBs with the SEC, which expires in September 2024.
Evergy Metro
In September 2021, Evergy Metro filed an automatic shelf registration statement providing for the sale of unlimited amounts of unsecured notes and mortgage bonds with the SEC, which expires in September 2024.

The following table summarizes the regulatory short-term and long-term debt financing authorizations for Evergy Kansas Central, Evergy Kansas South, Evergy Metro and Evergy Missouri West and the remaining amount available under these authorizations as of December 31, 2021.

Type of Authorization	Commission	Expiration Date	Authorization Amount	Available Under Authorization
Evergy Kansas Central & Evergy Kansas South			(in millions)
Short-Term Debt	FERC	December 2022	$1,250.0	$844.0
Evergy Metro
Short-Term Debt	FERC	December 2022	$1,250.0	$1,250.0
Evergy Missouri West
Short-Term Debt	FERC	December 2022	$750.0	$199.7
Long-Term Debt	FERC	February 2023	$1,000.0	$500.0
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
Under the Evergy Kansas Central mortgage, the issuance of FMBs is subject to limitations based on the amount of bondable property additions. In addition, so long as any bonds issued prior to January 1, 1997, remain outstanding, the mortgage prohibits additional FMBs from being issued, except in connection with certain refundings, unless Evergy Kansas Central’s unconsolidated net earnings available for interest, depreciation and property retirement (which, as defined, does not include earnings or losses attributable to the ownership of securities of subsidiaries), for a period of 12 consecutive months within 15 months preceding the issuance, are not less than the greater of twice the annual interest charges on or 10% of the principal amount of all FMBs outstanding after giving effect to the proposed issuance. As of December 31, 2021, $998.9 million principal amount of additional FMBs could be issued under the most restrictive provisions in the mortgage, except in connection with certain refundings.
Under the Evergy Kansas South mortgage, the amount of FMBs authorized is limited to a maximum of $3.5 billion and the issuance of FMBs is subject to limitations based on the amount of bondable property additions. In addition, the mortgage prohibits additional FMBs from being issued, except in connection with certain refundings, unless Evergy Kansas South's net earnings before income taxes and before provision for retirement and depreciation of property for a period of 12 consecutive months within 15 months preceding the issuance are not less than either two and one-half times the annual interest charges on or 10% of the principal amount of all Evergy Kansas South FMBs outstanding after giving effect to the proposed issuance. As of December 31, 2021, approximately $2,828.6 million principal amount of additional Evergy Kansas South FMBs could be issued under the most restrictive provisions in the mortgage, except in connection with certain refundings.

Under the General Mortgage Indenture and Deed of Trust dated as of December 1, 1986, as supplemented (Evergy Metro Mortgage Indenture), additional Evergy Metro mortgage bonds may be issued on the basis of 75% of property additions or retired bonds. As of December 31, 2021, approximately $5,075.8 million principal amount of additional Evergy Metro mortgage bonds could be issued under the most restrictive provisions in the mortgage.

Cash and Cash Equivalents
At December 31, 2021, Evergy had approximately $26.2 million of cash and cash equivalents on hand.

Capital Requirements
Capital Expenditures
Evergy requires significant capital investments and expects to need cash for its long-term strategy of transitioning its generation fleet to be more sustainable by reducing CO2 emissions as well as executing other utility construction programs designed to improve reliability and expand facilities related to providing electric service, which include, but are not limited to, expenditures to develop new transmission lines and improvements to power plants, transmission and distribution lines and equipment. See "Executive Summary - Strategy", above for further information regarding Evergy's strategy. Evergy's capital expenditures were $1,972.5 million, $1,560.3 million and $1,210.1 million in 2021, 2020 and 2019, respectively.
Capital expenditures projected for the next five years, excluding AFUDC and including costs of removal, are detailed in the following table. This capital expenditure plan is subject to continual review and change. See Part I, Item 1A, Risk Factors for information regarding potential risks to Evergy's capital expenditure plan.

	2022	2023	2024	2025	2026
	(millions)
Generating facilities - new renewable generation	$—	$258.0	$450.0	$750.0	$500.0
Generating facilities - other	331.0	337.0	223.0	250.0	216.0
Transmission facilities	626.0	600.0	591.0	592.0	679.0
Distribution facilities	655.0	652.0	549.0	595.0	632.0
General facilities	364.0	270.0	194.0	182.0	173.0
Total capital expenditures	$1,976.0	$2,117.0	$2,007.0	$2,369.0	$2,200.0
Significant Contractual Obligations and Other Commitments
In the course of its business activities, the Evergy Companies enter into a variety of contracts and commercial commitments. Some of these result in direct obligations reflected on Evergy's consolidated balance sheets while others are commitments, some firm and some based on uncertainties, not reflected in Evergy's underlying consolidated financial statements.
The information in the following table is provided to summarize Evergy's significant cash obligations and commercial commitments.

Payment due by period	2022	2023	2024	2025	2026	After 2026	Total
Long-term debt	(millions)
Principal	$387.5	$439.5	$800.0	$636.0	$350.0	$7,056.8	$9,669.8
Interest	340.3	323.1	311.4	291.6	271.0	3,741.2	5,278.6
Pension and other post-retirement plans (a)	95.1	95.1	95.1	95.1	95.1	(a)	475.5
Purchase commitments
Fuel	403.1	183.5	130.2	100.4	106.7	221.1	1,145.0
Power	63.0	63.6	58.0	58.4	58.4	294.2	595.6
(a)    Evergy expects to make contributions to the pension and other post-retirement plans beyond 2026 but the amounts are not yet determined.
Long-term debt includes current maturities. Long-term debt principal excludes $80.5 million of unamortized net discounts and debt issuance costs and a $97.9 million fair value adjustment recorded in connection with purchase accounting for the Great Plains Energy and Evergy Kansas Central merger that was completed in 2018. Variable rate interest obligations are based on rates as of December 31, 2021.
Evergy expects to contribute $95.1 million to the pension and other post-retirement plans in 2022, of which the majority is expected to be paid by Evergy Kansas Central and Evergy Metro. Additional contributions to the plans are expected beyond 2026 in amounts at least sufficient to meet the greater of Employee Retirement Income Security Act of 1974, as amended (ERISA) or regulatory funding requirements; however, these amounts have not yet been determined. Amounts for years after 2022 are estimates based on information available in determining the amount for 2022. Actual amounts for years after 2022 could be significantly different than the estimated amounts in the table above.
Fuel commitments consist of commitments for nuclear fuel, coal and coal transportation costs. Power commitments consist of certain commitments for renewable energy under power purchase agreements, capacity purchases and firm transmission service.
At December 31, 2021, Evergy has other insignificant commitments as well as other insignificant long-term liabilities recorded on its consolidated balance sheet, which are not included in the table above.
Common Stock Dividends
The amount and timing of dividends payable on Evergy's common stock are within the sole discretion of the Evergy Board. The amount and timing of dividends declared by the Evergy Board will be dependent on considerations such as Evergy's earnings, financial position, cash flows, capitalization ratios, regulation, reinvestment opportunities and debt covenants. Evergy targets a long-term dividend payout ratio of 60% to 70% of earnings. See Note 1 to the consolidated financial statements for information on the common stock dividend declared by the Evergy Board in February 2022.
The Evergy Companies also have certain restrictions stemming from statutory requirements, corporate organizational documents, covenants and other conditions that could affect dividend levels. See Note 17 to the consolidated financial statements for further discussion of restrictions on dividend payments.
Cash Flows
The following table presents Evergy's cash flows from operating, investing and financing activities.

	2021	2020
	(millions)
Cash flows from operating activities	$1,351.7	$1,753.8
Cash flows used in investing activities	(1,913.8)	(1,533.7)
Cash flows from (used in) financing activities	443.4	(98.4)
Cash Flows from Operating Activities
Evergy's cash flows from operating activities decreased $402.1 million in 2021, compared to 2020, primarily driven by:
•$365.5 million of cash payments for net fuel and purchased power costs during the February 2021 winter weather event;
•a $182.3 million increase in cash payments in 2021 primarily due to the timing of payments made to taxing authorities for property tax payments as well as various suppliers and service providers for goods and services purchased in the ordinary course of business; and
•$35.4 million in payments made for a Wolf Creek refueling outage in 2021; partially offset by
•a $194.9 million increase in cash receipts for retail electric sales in 2021 primarily driven by favorable weather and an increase in weather-normalized commercial and industrial demand; and
•$89.9 million of cash receipts related to non-regulated energy marketing margins earned during the February 2021 winter weather event.
Cash Flows used in Investing Activities
Evergy's cash flows used in investing activities increased $380.1 million in 2021, compared to 2020, primarily driven by:
•a $412.2 million increase in additions to property, plant and equipment due to increases at Evergy Kansas Central, Evergy Metro and Evergy Missouri West of $116.7 million, $117.5 million and $176.6 million, respectively, primarily due to increased spending for a variety of capital projects including transmission and distribution projects related to grid resiliency and other infrastructure improvements; partially offset by
•an increase of $11.1 million in proceeds from COLI investments at Evergy Kansas Central due to a higher number of policy settlements in 2021.
Cash Flows from (used in) Financing Activities
Evergy's cash flows from (used in) financing activities increased $541.8 million in 2021, compared to 2020, primarily driven by:
•a $1,087.4 million increase in short-term debt borrowings primarily driven by:
◦a $553.2 million increase at Evergy Kansas Central primarily due to the repayment of $199.2 million of commercial paper in 2020 and increased borrowing in 2021 driven by $133.9 million of fuel and purchased power costs related to the February 2021 winter weather event and higher cash capital expenditures in 2021; and
◦a $357.8 million increase at Evergy Missouri West primarily due to $296.4 million of fuel and purchased power costs related to the February 2021 winter weather event, the repayment of $80.9 million of Evergy Missouri West's 8.27% Senior Notes in November 2021 and higher cash capital expenditures in 2021; and
•$112.5 million of Evergy common stock issued in April 2021 pursuant to a securities purchase agreement with an affiliate of Bluescape; partially offset by
•a $391.5 million decrease in proceeds from long-term debt, net due to Evergy Kansas Central's issuance of $500.0 million of 3.45% FMBs in April 2020 and Evergy Metro's issuance of $400.0 million of 2.25% Mortgage Bonds in May 2020; partially offset by Evergy Missouri West's issuance of $500.0 million of Series A, B and C Senior Notes in April 2021;
•a $180.9 million increase in retirements of long-term debt, net due to Evergy's repayment of $350.0 million of 4.85% Senior Notes in April 2021 and Evergy Missouri West's repayment of $80.9 million of 8.27% Senior Notes in November 2021; partially offset by Evergy Kansas Central's repayment of $250.0 million of 5.10% FMBs in May 2020; and
•a $7.5 million increase in the repayment of borrowings against cash surrender value of corporate-owned life insurance primarily due to a higher number of policy settlements in 2021.

EVERGY KANSAS CENTRAL, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Kansas Central is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) to Form 10-K.
The following table summarizes Evergy Kansas Central's comparative results of operations.

	2021	Change	2020
	(millions)
Operating revenues	$2,847.3	$429.2	$2,418.1
Fuel and purchased power	638.7	211.1	427.6
SPP network transmission costs	290.4	27.2	263.2
Operating and maintenance	530.8	17.2	513.6
Depreciation and amortization	467.2	14.1	453.1
Taxes other than income tax	203.9	10.6	193.3
Income from operations	716.3	149.0	567.3
Other expense, net	(7.6)	5.1	(12.7)
Interest expense	160.3	(7.3)	167.6
Income tax expense	51.7	(104.1)	155.8
Equity in earnings of equity method investees, net of income taxes	4.0	(0.6)	4.6
Net income	500.7	264.9	235.8
Less: Net income attributable to noncontrolling interests	12.2	0.5	11.7
Net income attributable to Evergy Kansas Central, Inc.	$488.5	$264.4	$224.1
Evergy Kansas Central Utility Gross Margin and MWh Sales
The following table summarizes Evergy Kansas Central's utility gross margin and MWhs sold.

	Revenues and Expenses			MWhs Sold
	2021	Change	2020	2021	Change	2020
Retail revenues	(millions)			(thousands)
Residential	$824.1	$22.9	$801.2	6,565	74	6,491
Commercial	694.1	28.5	665.6	7,112	237	6,875
Industrial	391.7	11.8	379.9	5,533	291	5,242
Other retail revenues	17.1	(0.6)	17.7	40	(1)	41
Total electric retail	1,927.0	62.6	1,864.4	19,250	601	18,649
Wholesale revenues	453.1	237.7	215.4	10,175	2,324	7,851
Transmission revenues	322.9	35.6	287.3	N/A	N/A	N/A
Other revenues	144.3	93.3	51.0	N/A	N/A	N/A
Operating revenues	2,847.3	429.2	2,418.1	29,425	2,925	26,500
Fuel and purchased power	(638.7)	(211.1)	(427.6)
SPP network transmission costs	(290.4)	(27.2)	(263.2)
Utility gross margin (a)	1,918.2	190.9	1,727.3
Operating and maintenance	(530.8)	(17.2)	(513.6)
Depreciation and amortization	(467.2)	(14.1)	(453.1)
Taxes other than income tax	(203.9)	(10.6)	(193.3)
Income from operations	$716.3	$149.0	$567.3
(a)Utility gross margin is a non-GAAP financial measure.  See explanation of utility gross margin under Evergy's Results of Operations.

Evergy Kansas Central's utility gross margin increased $190.9 million in 2021, compared to 2020, driven by:
•$94.5 million of non-regulated energy marketing margins recognized during the February 2021 winter weather event;
•a $42.9 million increase primarily due to higher retail sales driven by favorable weather (cooling degree days increased by 5%, partially offset by a 3% decrease in heating degree days) and an increase in weather-normalized commercial and industrial demand;
•a $35.6 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2021;
•a $33.8 million increase due to other impacts from the February 2021 winter weather event driven by higher utility gross margin at Evergy Kansas Central's non-regulated 8% ownership share of JEC due to higher wholesale sales prices and MWhs sold in February 2021; and
•a $5.7 million increase related to Evergy Kansas Central's TDC rider in 2021; partially offset by
•a $21.6 million decrease in revenues due to rate reductions beginning January 1, 2021, in Kansas to reflect the exemption of Evergy Kansas Central from Kansas corporate income taxes.
Evergy Kansas Central Operating and Maintenance
Evergy Kansas Central's operating and maintenance expense increased $17.2 million in 2021, compared to 2020, primarily driven by:
•a $22.9 million increase in various administrative and general operating and maintenance expenses driven by an increase in costs billed for common use assets from Evergy Metro in 2021 primarily related to software assets placed into service in the third quarter of 2020;
•$7.9 million of costs related to non-regulated energy marketing margins recognized during the February 2021 winter weather event;
•$7.6 million of costs associated with executive transition in 2021, including inducement bonuses, severance agreements and other transition expenses;
•a $6.3 million increase in plant operating and maintenance expense at fossil-fuel generating units primarily driven by a major maintenance outage at JEC in 2021 and higher material and supplies costs;
•a $3.5 million increase in advisor expenses incurred in 2021 associated with strategic planning; and
•a $1.4 million increase in property insurance expense due to a lower annual refund of nuclear insurance premiums received by Evergy Kansas Central in 2021 related to its ownership interest in Wolf Creek; partially offset by
•a $31.2 million decrease in voluntary severance expenses due to a $27.4 million decrease related to Evergy voluntary exit programs in 2020 and $3.8 million decrease in voluntary severance expenses related to Wolf Creek voluntary exit programs in 2020; and
•a $4.8 million decrease in various transmission and distribution operating and maintenance expenses primarily due to lower labor and contractor costs primarily driven by a higher mix of transmission capital projects in 2021.
Evergy Kansas Central Depreciation and Amortization
Evergy Kansas Central's depreciation and amortization expense increased $14.1 million in 2021, compared to 2020, primarily driven by higher capital additions in 2021.
Evergy Kansas Central Other Expense, Net
Evergy Kansas Central's other expense, net decreased $5.1 million in 2021, compared to 2020, primarily driven by:
•a $5.8 million decrease due to higher equity AFUDC primarily driven by higher construction work in progress balances in 2021; and

•$2.8 million of other income recorded in 2021 related to contract termination fees; partially offset by
•$4.8 million of lower COLI benefits in 2021.
Evergy Kansas Central Interest Expense
Evergy Kansas Central's interest expense decreased $7.3 million in 2021, compared to 2020, primarily driven by:
•a $6.4 million decrease in interest expense on short-term borrowings primarily due to lower weighted-average interest rates in 2021; and
•a $2.2 million net decrease due to the redemption of Evergy Kansas Central's $250.0 million of 5.10% FMBs in May 2020, which decreased interest expense by $6.8 million, partially offset by a $4.6 million increase due to the issuance of Evergy Kansas Central's $500.0 million of 3.45% FMBs in April 2020.
Evergy Kansas Central Income Tax Expense
Evergy Kansas Central's income tax expense decreased $104.1 million in 2021, compared to 2020, primarily driven by:
•a $109.0 million net decrease due to the revaluation of deferred income tax assets and liabilities in the second quarter of 2020 due to the change in the Kansas corporate income tax rate;
•a $30.2 million decrease as a result of the state of Kansas exempting certain public utilities, including Evergy Kansas Central, from Kansas corporate income tax beginning in January 2021; and
•a $15.7 million decrease due to flow-through items primarily driven by higher amortization of excess deferred income taxes; partially offset by
•a $42.7 million increase due to higher pre-tax income in 2021;
•a $5.1 million increase due to lower expected COLI proceeds for 2021; and
•a $1.5 million increase due to lower wind and other income tax credits in 2021.
See Note 19 to the consolidated financial statements for more information regarding the change in the Kansas corporate income tax rate.
EVERGY METRO, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Metro is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) to Form 10-K.
The following table summarizes Evergy Metro's comparative results of operations.

	2021	Change	2020
	(millions)
Operating revenues	$1,913.7	$208.1	$1,705.6
Fuel and purchased power	613.5	197.4	416.1
Operating and maintenance	365.4	(42.1)	407.5
Depreciation and amortization	321.0	(5.1)	326.1
Taxes other than income tax	126.2	4.6	121.6
Income from operations	487.6	53.3	434.3
Other expense, net	(13.1)	1.8	(14.9)
Interest expense	109.8	(3.8)	113.6
Income tax expense	52.4	45.3	7.1
Net income	$312.3	$13.6	$298.7

Evergy Metro Utility Gross Margin and MWh Sales
The following table summarizes Evergy Metro's utility gross margin and MWhs sold.

	Revenues and Expenses			MWhs Sold
	2021	Change	2020	2021	Change	2020
Retail revenues	(millions)			(thousands)
Residential	$691.9	(22.8)	$714.7	5,517	87	5,430
Commercial	713.3	(3.8)	717.1	7,286	258	7,028
Industrial	122.0	(6.8)	128.8	1,669	(26)	1,695
Other retail revenues	9.2	(2.5)	11.7	70	(1)	71
Total electric retail	1,536.4	(35.9)	1,572.3	14,542	318	14,224
Wholesale revenues	242.6	207.6	35.0	5,523	(434)	5,957
Transmission revenues	17.1	3.2	13.9	N/A	N/A	N/A
Other revenues	117.6	33.2	84.4	N/A	N/A	N/A
Operating revenues	1,913.7	208.1	1,705.6	20,065	(116)	20,181
Fuel and purchased power	(613.5)	(197.4)	(416.1)
Utility gross margin (a)	1,300.2	10.7	1,289.5
Operating and maintenance	(365.4)	42.1	(407.5)
Depreciation and amortization	(321.0)	5.1	(326.1)
Taxes other than income tax	(126.2)	(4.6)	(121.6)
Income from operations	$487.6	$42.6	$434.3
(a) Utility gross margin is a non-GAAP financial measure.  See explanation of utility gross margin under Evergy's Results of Operations.
Evergy Metro's utility gross margin increased $10.7 million in 2021, compared to 2020, driven by:
•a $30.7 million increase primarily due to higher retail sales driven by favorable weather (cooling degree days increased 20%, partially offset by a 5% decrease in heating degree days), partially offset by a decrease in weather-normalized residential and industrial demand; partially offset by
•an $11.4 million decrease due to impacts from the February 2021 winter weather event primarily driven by jurisdictional allocation differences currently present between Evergy Metro's fuel recovery mechanisms in Missouri and Kansas regarding its refund to customers for the net increase in wholesale revenues in February 2021; and
•an $8.6 million decrease in revenues due to a rate reduction beginning January 1, 2021, in Kansas to reflect Evergy Metro's exemption from Kansas corporate income taxes.
Evergy Metro Operating and Maintenance
Evergy Metro's operating and maintenance expense decreased $42.1 million in 2021, compared to 2020, primarily driven by:
•a $23.5 million decrease in voluntary severance expenses due to a $19.7 million decrease related to Evergy voluntary exit programs in 2020 and a $3.8 million decrease in voluntary severance expenses related to Wolf Creek voluntary exit programs in 2020; and
•a $20.6 million decrease in various administrative and general operating and maintenance expenses driven by an increase in costs billed for common use assets to Evergy Kansas Central in 2021 primarily related to software assets placed into service in the third quarter of 2020; partially offset by
•$2.1 million of costs associated with executive transition in 2021, including inducement bonuses, severance agreements and other transition expenses; and
•a $1.3 million increase in property insurance expense due to a lower annual refund of nuclear insurance premiums received in 2021 by Evergy Metro related to its ownership interest in Wolf Creek.

Evergy Metro Interest Expense
Evergy Metro's interest expense decreased $3.8 million in 2021, compared to 2020, primarily due to lower interest expense on short-term borrowings driven by lower weighted-average interest rates and lower commercial paper balances in 2021.
Evergy Metro Income Tax Expense
Evergy Metro's income tax expense increased $45.3 million in 2021, compared to 2020, primarily driven by:
•a $32.2 million increase related to the revaluation of deferred income tax assets and liabilities in the second quarter of 2020 due to the change in the Kansas corporate income tax rate;
•a $15.1 million increase due to higher pre-tax income in 2021;
•a $5.0 million increase due to lower wind and other income tax credits in 2021, primarily driven by the expiration of production tax credits at the Spearville 2 wind facility in the fourth quarter of 2020 and lower research and development tax credits in 2021; and
•a $2.8 million increase due to higher non-deductible officer compensation in 2021; partially offset by
•a $14.1 million decrease as a result of the state of Kansas exempting certain public utilities, including Evergy Metro from Kansas corporate income tax beginning in January 2021.
See Note 19 to the consolidated financial statements for more information regarding the change in the Kansas corporate income tax rate.
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
The Evergy Companies are exposed to market risks associated with commodity price and supply, interest rates and security prices. Commodity price risk is the potential adverse price impact related to the purchase or sale of electricity and energy-related products. Credit risk is the potential adverse financial impact resulting from non-performance by a counterparty of its contractual obligations. Interest rate risk is the potential adverse financial impact related to changes in interest rates. In addition, Evergy's investments in trusts to fund nuclear plant decommissioning and non-qualified retirement benefits, as well as limited equity investments in early-stage energy solution companies, give rise to security price risk.
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

Commodity Price Risk
The Evergy Companies engage in the wholesale and retail sale of electricity as part of their regulated electric operations in addition to limited non-regulated energy marketing activities. These activities expose the Evergy Companies to risks associated with the price of electricity and other energy-related products. Exposure to these risks is affected by a number of factors including the quantity and availability of fuel used for generation and the quantity of electricity customers consume, as well as the wholesale market prices received by the Evergy Companies' generation resources and the wholesale market prices paid to procure power to serve customer load or satisfy regulatory or contractual obligations. Customers' electricity usage could also vary from year to year based on the weather or other factors. Quantities of fossil fuel used for generation vary from year to year based on the availability, price and deliverability of a given fuel type as well as planned and unplanned outages at facilities that use fossil fuels. Evergy's exposure to fluctuations in these factors is limited by the cost-based regulation of its regulated operations in Kansas and Missouri as these operations are typically allowed to recover substantially all of these costs through fuel recovery mechanisms. While there may be a delay in timing between when these costs are incurred and when they are recovered through rates, changes from year to year generally do not have a material impact on operating results.
Interest Rate Risk
Evergy manages interest rate risk and short- and long-term liquidity by limiting its exposure to variable interest rate debt to a percentage of total debt, diversifying maturity dates and, from time to time, entering into interest rate hedging transactions. At December 31, 2021, 2.8% of Evergy's long-term debt was variable rate debt, short-term borrowings and current maturities of fixed rate debt that were exposed to interest rate risk. Evergy computes and presents information regarding the sensitivity to changes in interest rates for variable rate debt, short-term borrowings and current maturities of fixed rate debt by assuming a 100-basis-point change in the current interest rates applicable to such debt over the remaining time the debt is outstanding.
At December 31, 2021, Evergy had $1,815.3 million of variable rate debt, short-term borrowings and current maturities of fixed rate debt. A 100-basis-point change in interest rates applicable to this debt would impact Evergy's income before income taxes on an annualized basis by approximately $16.1 million.
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
Investment Risk
Evergy maintains trust funds, as required by the NRC, to fund its 94% share of decommissioning the Wolf Creek nuclear power plant and also maintains trusts to fund pension benefits as well as certain non-qualified retirement benefits. As of December 31, 2021, these funds were primarily invested in a diversified mix of equity and debt securities and reflected at fair value on Evergy's balance sheet. The equity securities in the trusts are exposed to price fluctuations in equity markets and the value of debt securities are exposed to changes in interest rates and other market factors.
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

In addition to Evergy's investments in debt and equity securities in its nuclear decommissioning and pension trusts, Evergy also makes limited equity investments in early-stage energy solution companies. These limited equity investments are often in privately-owned companies that do not have reasonably determinable fair values. However, from time to time, these investments could have changes in fair value as a result of acquisitions, mergers, initial public offerings, or observable market transactions for similar investments. Evergy typically seeks to liquidate its position in these companies as soon as practicable following the occurrence of an exit event such as an acquisition or initial public offering (including after the expiration of any related lock-up provisions), which serves to largely mitigate any ongoing market risk related to the investments. At December 31, 2021, Evergy had a $31.4 million investment, including a $27.7 million unrealized gain, in an early-stage energy solution company that was acquired and became a publicly traded company through a transaction involving a SPAC in the fourth quarter of 2021. This investment is currently subject to a lock-up provision on its sale until March 2022 and is exposed to significant equity price risk. A 50% decline in the stock price of this investment would impact Evergy's income before income taxes by approximately $14 million. Evergy uses adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) to evaluate earnings and EPS without the gains or losses related to equity investments which are subject to a restriction on sale that can create period to period volatility. See "Non-GAAP Measures" within Part II, Item 7, MD&A - Executive Summary for additional information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Evergy, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Evergy, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Rate Matters and Regulation - Impact of Rate Regulation on the Financial Statements - Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
The Company is subject to rate regulation by the Kansas Corporation Commission and by the Missouri Public Service Commission (collectively the "Commissions"), which has jurisdiction with respect to the rates of electric distribution companies in Kansas and Missouri, respectively. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment, including asset retirements and abandonments; regulatory assets and liabilities; operating revenues; operating and maintenance expense; and depreciation expense.
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
February 24, 2022

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Evergy Kansas Central, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Evergy Kansas Central, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Rate Matters and Regulation - Impact of Rate Regulation on the Financial Statements - Refer to Notes 1 and 4 to the financial statements
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
•We evaluated external information and compared it to management's recorded regulatory asset and liability balances for completeness. Such external information included relevant regulatory orders issued by the Commission for the Company and other public utilities in Kansas, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commission's treatment of similar costs under similar circumstances.
•For regulatory matters in process, we inspected the Company’s filings with the Commission and the filings with the Commission by intervenors that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

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
February 24, 2022

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Evergy Metro, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Evergy Metro, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Rate Matters and Regulation - Impact of Rate Regulation on the Financial Statements - Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
The Company is subject to rate regulation by the Kansas Corporation Commission and by the Missouri Public Service Commission (collectively the "Commissions"), which has jurisdiction with respect to the rates of electric distribution companies in Kansas and Missouri, respectively. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment, including asset retirements and abandonments; regulatory assets and liabilities; operating revenues; operating and maintenance expense; and depreciation expense.
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

•For regulatory matters in process, we inspected the Company’s filings with the Commissions and the filings with the Commissions by intervenors that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.
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
/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 24, 2022

We have served as the Company's auditor since 2002.

EVERGY, INC.
Consolidated Statements of Comprehensive Income

Year Ended December 31	2021	2020	2019
	(millions, except per share amounts)
OPERATING REVENUES	$5,586.7	$4,913.4	$5,147.8
OPERATING EXPENSES:
Fuel and purchased power	1,557.0	1,099.0	1,265.0
SPP network transmission costs	290.4	263.2	251.3
Operating and maintenance	1,107.5	1,163.0	1,218.5
Depreciation and amortization	896.4	880.1	861.7
Taxes other than income tax	380.5	364.2	365.5
Total Operating Expenses	4,231.8	3,769.5	3,962.0
INCOME FROM OPERATIONS	1,354.9	1,143.9	1,185.8
OTHER INCOME (EXPENSE):
Investment earnings	59.9	10.8	11.0
Other income	46.3	31.3	26.9
Other expense	(87.4)	(78.2)	(76.9)
Total Other Income (Expense), Net	18.8	(36.1)	(39.0)
Interest expense	372.6	383.9	374.0
INCOME BEFORE INCOME TAXES	1,001.1	723.9	772.8
Income tax expense	117.4	102.2	97.0
Equity in earnings of equity method investees, net of income taxes	8.2	8.3	9.8
NET INCOME	891.9	630.0	685.6
Less: Net income attributable to noncontrolling interests	12.2	11.7	15.7
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$879.7	$618.3	$669.9
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO EVERGY, INC. (see Note 1)
Basic earnings per common share	$3.84	$2.72	$2.80
Diluted earnings per common share	$3.83	$2.72	$2.79
AVERAGE COMMON SHARES OUTSTANDING
Basic	229.0	227.2	239.5
Diluted	229.6	227.5	239.9
COMPREHENSIVE INCOME
NET INCOME	$891.9	$630.0	$685.6
Derivative hedging activity
Loss on derivative hedging instruments	—	—	(64.4)
Income tax benefit	—	—	16.5
Net loss on derivative hedging instruments	—	—	(47.9)
Reclassification to expenses, net of tax	5.5	3.0	1.5
Derivative hedging activity, net of tax	5.5	3.0	(46.4)
Defined benefit pension plans
Net loss arising during period	(0.1)	(3.0)	(0.8)
Income tax benefit	—	0.7	0.2
Net loss arising during period, net of tax	(0.1)	(2.3)	(0.6)
Amortization of net losses included in net periodic benefit costs, net of tax	—	(0.1)	—
Change in unrecognized pension expense, net of tax	(0.1)	(2.4)	(0.6)
Total other comprehensive income (loss)	5.4	0.6	(47.0)
COMPREHENSIVE INCOME	897.3	630.6	638.6
Less: comprehensive income attributable to noncontrolling interest	12.2	11.7	15.7
COMPREHENSIVE INCOME ATTRIBUTABLE TO EVERGY, INC.	$885.1	$618.9	$622.9
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets

	December 31
	2021	2020
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$26.2	$144.9
Receivables, net of allowance for credit losses of $32.9 and $19.3, respectively	221.6	273.9
Accounts receivable pledged as collateral	319.0	360.0
Fuel inventory and supplies	566.7	504.5
Income taxes receivable	28.0	62.9
Regulatory assets	424.1	206.2
Prepaid expenses	49.3	48.2
Other assets	75.4	23.7
Total Current Assets	1,710.3	1,624.3
PROPERTY, PLANT AND EQUIPMENT, NET	21,002.6	19,951.0
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	147.8	154.9
OTHER ASSETS:
Regulatory assets	1,991.1	1,868.2
Nuclear decommissioning trust fund	768.7	652.1
Goodwill	2,336.6	2,336.6
Other	563.4	527.7
Total Other Assets	5,659.8	5,384.6
TOTAL ASSETS	$28,520.5	$27,114.8
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets

	December 31
	2021	2020
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$389.3	$436.4
Current maturities of long-term debt of variable interest entities	—	18.8
Notes payable and commercial paper	1,159.3	315.0
Collateralized note payable	319.0	360.0
Accounts payable	639.7	654.0
Accrued taxes	150.4	143.8
Accrued interest	118.8	123.4
Regulatory liabilities	70.7	26.1
Asset retirement obligations	19.5	40.2
Accrued compensation and benefits	51.6	55.5
Other	184.6	182.6
Total Current Liabilities	3,102.9	2,355.8
LONG-TERM LIABILITIES:
Long-term debt, net	9,297.9	9,190.9
Deferred income taxes	1,861.9	1,664.8
Unamortized investment tax credits	181.4	186.7
Regulatory liabilities	2,705.0	2,638.8
Pension and post-retirement liability	879.1	1,149.4
Asset retirement obligations	940.6	901.7
Other	310.0	308.2
Total Long-Term Liabilities	16,175.9	16,040.5
Commitments and Contingencies (Note 14)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value 229,299,900 and 226,836,670 shares issued, stated value	7,205.5	7,080.0
Retained earnings	2,082.9	1,702.8
Accumulated other comprehensive loss	(44.0)	(49.4)
Total Evergy, Inc. Shareholders' Equity	9,244.4	8,733.4
Noncontrolling Interests	(2.7)	(14.9)
Total Equity	9,241.7	8,718.5
TOTAL LIABILITIES AND EQUITY	$28,520.5	$27,114.8
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Cash Flows

Year Ended December 31	2021	2020	2019
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$891.9	$630.0	$685.6
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	896.4	880.1	861.7
Amortization of nuclear fuel	51.4	58.3	51.4
Amortization of deferred refueling outage	25.1	25.4	25.5
Amortization of corporate-owned life insurance	24.1	20.1	19.8
Non-cash compensation	15.6	16.0	16.3
Net deferred income taxes and credits	102.2	126.9	121.5
Allowance for equity funds used during construction	(29.4)	(17.2)	(2.2)
Payments for asset retirement obligations	(22.6)	(18.4)	(17.8)
Equity in earnings of equity method investees, net of income taxes	(8.2)	(8.3)	(9.8)
Income from corporate-owned life insurance	(14.2)	(8.2)	(29.6)
Other	(13.8)	0.8	(3.2)
Changes in working capital items:
Accounts receivable	69.9	(4.9)	(23.1)
Accounts receivable pledged as collateral	41.0	(21.0)	26.0
Fuel inventory and supplies	(61.6)	(22.3)	29.9
Prepaid expenses and other current assets	(299.8)	16.9	43.4
Accounts payable	(55.1)	134.3	16.9
Accrued taxes	41.4	6.7	(8.2)
Other current liabilities	(19.4)	(98.9)	(59.4)
Changes in other assets	(251.5)	119.5	79.8
Changes in other liabilities	(31.7)	(82.0)	(75.5)
Cash Flows from Operating Activities	1,351.7	1,753.8	1,749.0
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,972.5)	(1,560.3)	(1,210.1)
Purchase of securities - trusts	(158.2)	(65.6)	(55.8)
Sale of securities - trusts	115.7	56.5	47.3
Investment in corporate-owned life insurance	(14.2)	(19.1)	(18.3)
Proceeds from investment in corporate-owned life insurance	77.0	65.9	161.7
Other investing activities	38.4	(11.1)	(5.1)
Cash Flows used in Investing Activities	(1,913.8)	(1,533.7)	(1,080.3)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	840.5	(246.9)	(176.7)
Proceeds from term loan facility	—	—	1,000.0
Repayment of term loan facility	—	—	(1,000.0)
Collateralized short-term borrowings, net	(41.0)	21.0	(26.0)
Issuance of common stock	112.5	—	—
Proceeds from long-term debt	497.3	888.8	2,372.7
Retirements of long-term debt	(432.0)	(251.1)	(701.1)
Retirements of long-term debt of variable interest entities	(18.8)	(32.3)	(30.3)
Payment for settlement of interest rate swap accounted for as a cash flow hedge	—	—	(69.8)
Borrowings against cash surrender value of corporate-owned life insurance	54.4	55.5	59.4
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(62.3)	(54.8)	(127.5)
Cash dividends paid	(497.9)	(465.0)	(462.5)
Repurchase of common stock under repurchase plan	—	—	(1,628.7)
Distributions to shareholders of noncontrolling interests	—	—	(8.6)
Other financing activities	(9.3)	(13.6)	(6.7)
Cash Flows from (used in) Financing Activities	443.4	(98.4)	(805.8)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(118.7)	121.7	(137.1)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	144.9	23.2	160.3
End of period	$26.2	$144.9	$23.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Changes in Equity

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	AOCI	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2018	255,326,252	$8,685.2	$1,346.0	$(3.0)	$(37.5)	$9,990.7
Net income	—	—	669.9	—	15.7	685.6
Issuance of stock compensation and reinvested dividends, net of tax withholding	111,849	(2.4)	—	—	—	(2.4)
Dividends declared on common stock ($1.93 per share)	—	—	(462.5)	—	—	(462.5)
Dividend equivalents declared	—	—	(1.9)	—	—	(1.9)
Stock compensation expense	—	16.3	—	—	—	16.3
Repurchase of common stock under repurchase plan	(28,796,658)	(1,628.7)	—	—	—	(1,628.7)
Consolidation of noncontrolling interests	—	—	—	—	3.8	3.8
Distributions to shareholders of noncontrolling interests	—	—	—	—	(8.6)	(8.6)
Derivative hedging activity, net of tax	—	—	—	(46.4)	—	(46.4)
Change in unrecognized pension expense, net of tax	—	—	—	(0.6)	—	(0.6)
Balance as of December 31, 2019	226,641,443	7,070.4	1,551.5	(50.0)	(26.6)	8,545.3
Net income	—	—	618.3	—	11.7	630.0
Issuance of stock compensation and reinvested dividends, net of tax withholding	195,227	(5.9)	—	—	—	(5.9)
Dividends declared on common stock ($2.05 per share)	—	—	(465.0)	—	—	(465.0)
Dividend equivalents declared	—	—	(2.0)	—	—	(2.0)
Stock compensation expense	—	16.0	—	—	—	16.0
Derivative hedging activity, net of tax	—	—	—	3.0	—	3.0
Change in unrecognized pension expense, net of tax	—	—	—	(2.4)	—	(2.4)
Other	—	(0.5)	—	—	—	(0.5)
Balance as of December 31, 2020	226,836,670	7,080.0	1,702.8	(49.4)	(14.9)	8,718.5
Net income	—	—	879.7	—	12.2	891.9
Issuance of stock, net of issuance costs	2,269,447	112.5	—	—	—	112.5
Issuance of stock compensation and reinvested dividends, net of tax withholding	139,729	(2.4)	—	—	—	(2.4)
Issuance of restricted common stock	54,054	2.9	—	—	—	2.9
Dividends declared on common stock ($2.178 per share)	—	—	(497.9)	—	—	(497.9)
Dividend equivalents declared	—	—	(1.7)	—	—	(1.7)
Stock compensation expense	—	13.8	—	—	—	13.8
Unearned compensation
Issuance of restricted common stock	—	(2.9)	—	—	—	(2.9)
Compensation expense recognized	—	1.8	—	—	—	1.8
Derivative hedging activity, net of tax	—	—	—	5.5	—	5.5
Change in unrecognized pension expense, net of tax	—	—	—	(0.1)	—	(0.1)
Other	—	(0.2)	—	—	—	(0.2)
Balance as of December 31, 2021	229,299,900	$7,205.5	$2,082.9	$(44.0)	$(2.7)	$9,241.7
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Income

Year Ended December 31	2021	2020	2019
	(millions)
OPERATING REVENUES	$2,847.3	$2,418.1	$2,507.4
OPERATING EXPENSES:
Fuel and purchased power	638.7	427.6	493.0
SPP network transmission costs	290.4	263.2	251.3
Operating and maintenance	530.8	513.6	530.5
Depreciation and amortization	467.2	453.1	443.8
Taxes other than income tax	203.9	193.3	192.3
Total Operating Expenses	2,131.0	1,850.8	1,910.9
INCOME FROM OPERATIONS	716.3	567.3	596.5
OTHER INCOME (EXPENSE):
Investment earnings	1.3	4.8	4.1
Other income	27.0	21.4	23.1
Other expense	(35.9)	(38.9)	(40.1)
Total Other Expense, Net	(7.6)	(12.7)	(12.9)
Interest expense	160.3	167.6	177.0
INCOME BEFORE INCOME TAXES	548.4	387.0	406.6
Income tax expense	51.7	155.8	52.1
Equity in earnings of equity method investees, net of income taxes	4.0	4.6	4.6
NET INCOME	500.7	235.8	359.1
Less: Net income attributable to noncontrolling interests	12.2	11.7	15.7
NET INCOME ATTRIBUTABLE TO EVERGY KANSAS CENTRAL, INC.	$488.5	$224.1	$343.4
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets

	December 31
	2021	2020
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$3.1	$28.7
Receivables, net of allowance for credit losses of $13.0 and $7.5, respectively	201.6	218.9
Related party receivables	21.2	6.7
Accounts receivable pledged as collateral	153.0	180.0
Fuel inventory and supplies	283.2	276.4
Income taxes receivable	9.6	25.3
Regulatory assets	257.3	96.2
Prepaid expenses and other assets	41.0	27.4
Total Current Assets	970.0	859.6
PROPERTY, PLANT AND EQUIPMENT, NET	10,548.9	10,193.6
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	147.8	154.9
OTHER ASSETS:
Regulatory assets	753.6	800.1
Nuclear decommissioning trust fund	368.4	309.8
Other	286.9	271.1
Total Other Assets	1,408.9	1,381.0
TOTAL ASSETS	$13,075.6	$12,589.1
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets

	December 31
	2021	2020
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt of variable interest entities	$—	$18.8
Notes payable and commercial paper	406.0	50.0
Collateralized note payable	153.0	180.0
Accounts payable	232.2	280.1
Related party payables	27.5	21.7
Accrued taxes	106.1	101.5
Accrued interest	71.5	72.8
Regulatory liabilities	12.8	11.9
Asset retirement obligations	7.3	11.2
Accrued compensation and benefits	13.8	11.1
Other	126.3	133.5
Total Current Liabilities	1,156.5	892.6
LONG-TERM LIABILITIES:
Long-term debt, net	3,934.2	3,931.5
Deferred income taxes	867.9	824.5
Unamortized investment tax credits	61.7	65.7
Regulatory liabilities	1,469.4	1,461.0
Pension and post-retirement liability	435.6	560.3
Asset retirement obligations	436.6	416.0
Other	172.2	156.7
Total Long-Term Liabilities	7,377.6	7,415.7
Commitments and Contingencies (Note 14)
EQUITY:
Evergy Kansas Central, Inc. Shareholder's Equity:
Common stock - 1,000 shares authorized, $0.01 par value, 1 share issued	2,737.6	2,737.6
Retained earnings	1,806.6	1,558.1
Total Evergy Kansas Central, Inc. Shareholder's Equity	4,544.2	4,295.7
Noncontrolling Interests	(2.7)	(14.9)
Total Equity	4,541.5	4,280.8
TOTAL LIABILITIES AND EQUITY	$13,075.6	$12,589.1
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Cash Flows

Year Ended December 31	2021	2020	2019
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$500.7	$235.8	$359.1
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	467.2	453.1	443.8
Amortization of nuclear fuel	25.6	28.8	25.6
Amortization of deferred refueling outage	12.6	12.7	12.8
Amortization of corporate-owned life insurance	24.1	20.1	19.8
Net deferred income taxes and credits	(1.4)	146.6	11.6
Allowance for equity funds used during construction	(14.9)	(9.1)	—
Payments for asset retirement obligations	(6.2)	(2.2)	(14.8)
Equity in earnings of equity method investees, net of income taxes	(4.0)	(4.6)	(4.6)
Income from corporate-owned life insurance	(14.2)	(8.2)	(29.0)
Other	(5.5)	(5.5)	(5.5)
Changes in working capital items:
Accounts receivable	23.5	(33.8)	(65.9)
Accounts receivable pledged as collateral	27.0	(9.0)	14.0
Fuel inventory and supplies	(6.2)	(9.4)	10.9
Prepaid expenses and other current assets	(196.1)	10.0	(11.7)
Accounts payable	(39.1)	111.6	6.9
Accrued taxes	20.3	(6.7)	20.2
Other current liabilities	(55.0)	(95.5)	12.1
Changes in other assets	(48.3)	42.9	47.0
Changes in other liabilities	(10.0)	(30.2)	(29.5)
Cash Flows from Operating Activities	700.1	847.4	822.8
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(835.7)	(719.0)	(596.1)
Purchase of securities - trusts	(129.9)	(20.2)	(21.8)
Sale of securities - trusts	97.5	18.6	21.6
Investment in corporate-owned life insurance	(14.2)	(18.3)	(17.6)
Proceeds from investment in corporate-owned life insurance	77.0	63.8	158.9
Other investing activities	26.5	(2.2)	(3.2)
Cash Flows used in Investing Activities	(778.8)	(677.3)	(458.2)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	354.0	(199.2)	(162.5)
Collateralized short-term debt, net	(27.0)	9.0	(14.0)
Proceeds from long-term debt	—	492.7	294.7
Retirements of long-term debt	—	(250.0)	(300.0)
Retirements of long-term debt of variable interest entities	(18.8)	(32.3)	(30.3)
Borrowings against cash surrender value of corporate-owned life insurance	51.4	52.7	56.5
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(62.3)	(53.7)	(125.4)
Cash dividends paid	(240.0)	(160.0)	(110.0)
Distributions to shareholders of noncontrolling interests	—	—	(8.6)
Other financing activities	(4.2)	(5.8)	(4.3)
Cash Flows from (used in) Financing Activities	53.1	(146.6)	(403.9)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(25.6)	23.5	(39.3)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	28.7	5.2	44.5
End of period	$3.1	$28.7	$5.2
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Changes in Equity

	Evergy Kansas Central, Inc. Shareholder
	Common stock shares	Common stock	Retained earnings	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2018	1	$2,737.6	$1,260.6	$(37.5)	$3,960.7
Net income	—	—	343.4	15.7	359.1
Dividends declared on common stock	—	—	(110.0)	—	(110.0)
Consolidation of noncontrolling interests	—	—	—	3.8	3.8
Distributions to shareholders of noncontrolling interests	—	—	—	(8.6)	(8.6)
Balance as of December 31, 2019	1	2,737.6	1,494.0	(26.6)	4,205.0
Net income	—	—	224.1	11.7	235.8
Dividends declared on common stock	—	—	(160.0)	—	(160.0)
Balance as of December 31, 2020	1	2,737.6	1,558.1	(14.9)	4,280.8
Net income	—	—	488.5	12.2	500.7
Dividends declared on common stock	—	—	(240.0)	—	(240.0)
Balance as of December 31, 2021	1	$2,737.6	$1,806.6	$(2.7)	$4,541.5
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Comprehensive Income

Year Ended December 31	2021	2020	2019
	(millions)
OPERATING REVENUES	$1,913.7	$1,705.6	$1,806.5
OPERATING EXPENSES:
Fuel and purchased power	613.5	416.1	482.1
Operating and maintenance	365.4	407.5	451.9
Depreciation and amortization	321.0	326.1	318.4
Taxes other than income tax	126.2	121.6	127.6
Total Operating Expenses	1,426.1	1,271.3	1,380.0
INCOME FROM OPERATIONS	487.6	434.3	426.5
OTHER INCOME (EXPENSE):
Investment earnings	0.2	1.4	2.4
Other income	16.1	9.2	3.2
Other expense	(29.4)	(25.5)	(21.4)
Total Other Expense, Net	(13.1)	(14.9)	(15.8)
Interest expense	109.8	113.6	119.8
INCOME BEFORE INCOME TAXES	364.7	305.8	290.9
Income tax expense	52.4	7.1	35.7
NET INCOME	$312.3	$298.7	$255.2
COMPREHENSIVE INCOME
NET INCOME	$312.3	$298.7	$255.2
OTHER COMPREHENSIVE INCOME:
Derivative hedging activity
Reclassification to expenses, net of tax	(0.3)	(0.2)	0.7
Derivative hedging activity, net of tax	(0.3)	(0.2)	0.7
Total other comprehensive income (loss)	(0.3)	(0.2)	0.7
COMPREHENSIVE INCOME	$312.0	$298.5	$255.9
The disclosures regarding Evergy Metro included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets

	December 31
	2021	2020
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$2.1	$71.6
Receivables, net of allowance for credit losses of $13.3 and $8.1, respectively	31.0	45.0
Related party receivables	277.8	225.6
Accounts receivable pledged as collateral	116.0	130.0
Fuel inventory and supplies	211.0	170.4
Income taxes receivable	—	3.2
Regulatory assets	86.3	82.0
Prepaid expenses	22.6	22.9
Other assets	19.7	14.2
Total Current Assets	766.5	764.9
PROPERTY, PLANT AND EQUIPMENT, NET	7,474.9	7,141.2
OTHER ASSETS:
Regulatory assets	410.7	533.5
Nuclear decommissioning trust fund	400.3	342.3
Other	104.4	133.9
Total Other Assets	915.4	1,009.7
TOTAL ASSETS	$9,156.8	$8,915.8
The disclosures regarding Evergy Metro included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets

	December 31
	2021	2020
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Collateralized note payable	$116.0	$130.0
Accounts payable	305.2	280.1
Related party payables	0.1	0.1
Accrued taxes	38.6	34.9
Accrued interest	26.4	30.0
Regulatory liabilities	54.6	8.0
Asset retirement obligations	11.0	21.2
Accrued compensation and benefits	37.8	44.4
Other	48.8	37.3
Total Current Liabilities	638.5	586.0
LONG-TERM LIABILITIES:
Long-term debt, net	2,925.0	2,923.0
Deferred income taxes	606.1	558.8
Unamortized investment tax credits	117.2	118.5
Regulatory liabilities	954.2	899.4
Pension and post-retirement liability	420.9	565.1
Asset retirement obligations	370.0	357.7
Other	103.7	148.1
Total Long-Term Liabilities	5,497.1	5,570.6
Commitments and Contingencies (Note 14)
EQUITY:
Common stock - 1,000 shares authorized, without par value, 1 share issued, stated value	1,563.1	1,563.1
Retained earnings	1,453.8	1,191.5
Accumulated other comprehensive income	4.3	4.6
Total Equity	3,021.2	2,759.2
TOTAL LIABILITIES AND EQUITY	$9,156.8	$8,915.8
The disclosures regarding Evergy Metro included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Cash Flows

Year Ended December 31	2021	2020	2019
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$312.3	$298.7	$255.2
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	321.0	326.1	318.4
Amortization of nuclear fuel	25.8	29.5	25.9
Amortization of deferred refueling outage	12.6	12.7	12.8
Net deferred income taxes and credits	10.0	(3.5)	(30.6)
Allowance for equity funds used during construction	(12.6)	(8.0)	(2.2)
Payments for asset retirement obligations	(7.4)	(7.5)	(2.5)
Other	(0.4)	(0.4)	0.3
Changes in working capital items:
Accounts receivable	43.2	(13.2)	37.0
Accounts receivable pledged as collateral	14.0	(12.0)	12.0
Fuel inventory and supplies	(40.6)	(7.4)	14.6
Prepaid expenses and other current assets	(16.3)	(7.9)	28.0
Accounts payable	(1.1)	24.6	9.1
Accrued taxes	6.9	1.6	(9.6)
Other current liabilities	44.0	2.4	(53.2)
Changes in other assets	61.5	59.1	33.7
Changes in other liabilities	(38.7)	(47.3)	(34.7)
Cash Flows from Operating Activities	734.2	647.5	614.2
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(682.9)	(565.4)	(445.0)
Purchase of securities - trusts	(28.3)	(45.4)	(34.0)
Sale of securities - trusts	18.2	37.9	25.7
Net money pool lending	(55.0)	(100.0)	—
Other investing activities	6.8	4.6	9.0
Cash Flows used in Investing Activities	(741.2)	(668.3)	(444.3)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	—	(199.3)	22.4
Collateralized short-term debt, net	(14.0)	12.0	(12.0)
Proceeds from long-term debt	—	396.2	393.2
Retirements of long-term debt	—	—	(400.0)
Cash dividends paid	(50.0)	(120.0)	(175.0)
Other financing activities	1.5	1.5	0.9
Cash Flows from (used in) Financing Activities	(62.5)	90.4	(170.5)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(69.5)	69.6	(0.6)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	71.6	2.0	2.6
End of period	$2.1	$71.6	$2.0
The disclosures regarding Evergy Metro included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC
Consolidated Statements of Changes in Equity

	Common stock shares	Common Stock	Retained earnings	AOCI - Net gains (losses) on cash flow hedges	Total Equity
	(millions, except share amounts)
Balance as of December 31, 2018	1	$1,563.1	$932.6	$4.1	$2,499.8
Net income	—	—	255.2	—	255.2
Dividends declared on common stock	—	—	(175.0)	—	(175.0)
Derivative hedging activity, net of tax	—	—	—	0.7	0.7
Balance as of December 31, 2019	1	1,563.1	1,012.8	4.8	2,580.7
Net income	—	—	298.7	—	298.7
Dividends declared on common stock	—	—	(120.0)	—	(120.0)
Derivative hedging activity, net of tax	—	—	—	(0.2)	(0.2)
Balance as of December 31, 2020	1	1,563.1	1,191.5	4.6	2,759.2
Net income	—	—	312.3	—	312.3
Dividends declared on common stock	—	—	(50.0)	—	(50.0)
Derivative hedging activity, net of tax	—	—	—	(0.3)	(0.3)
Balance as of December 31, 2021	1	$1,563.1	$1,453.8	$4.3	$3,021.2
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
Principles of Consolidation
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

Evergy Metro elected not to apply "push-down accounting" related to the Great Plains Energy Incorporated (Great Plains Energy) and Evergy Kansas Central merger in 2018, whereby the adjustments of assets and liabilities to fair value and the resulting goodwill would be recorded on the financial statements of the acquired subsidiary. These adjustments for Evergy Metro, as well as those related to the acquired assets and liabilities of Great Plains Energy and its other direct subsidiaries, are only reflected on Evergy's consolidated financial statements.
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

	December 31
	2021	2020
Evergy	(millions)
Fuel inventory	$160.9	$145.0
Supplies	405.8	359.5
Fuel inventory and supplies	$566.7	$504.5
Evergy Kansas Central
Fuel inventory	$74.3	$79.3
Supplies	208.9	197.1
Fuel inventory and supplies	$283.2	$276.4
Evergy Metro
Fuel inventory	$62.0	$44.9
Supplies	149.0	125.5
Fuel inventory and supplies	$211.0	$170.4
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

The amounts of the Evergy Companies' AFUDC for borrowed and equity funds are detailed in the following table.

	2021	2020	2019
Evergy	(millions)
AFUDC borrowed funds	$14.7	$16.5	$14.5
AFUDC equity funds	29.4	17.2	2.2
Total	$44.1	$33.7	$16.7
Evergy Kansas Central
AFUDC borrowed funds	$7.1	$8.5	$7.5
AFUDC equity funds	14.9	9.1	—
Total	$22.0	$17.6	$7.5
Evergy Metro
AFUDC borrowed funds	$6.0	$6.0	$4.3
AFUDC equity funds	12.6	8.0	2.2
Total	$18.6	$14.0	$6.5
The average rates used in the calculation of AFUDC are detailed in the following table.

	2021	2020	2019
Evergy Kansas Central	4.9%	4.7%	3.0%
Evergy Metro	5.6%	5.2%	4.6%
Evergy Missouri West	2.6%	3.5%	3.7%
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
Depreciation and Amortization
Depreciation and amortization of utility plant other than nuclear fuel is computed using the straight-line method over the estimated lives of depreciable property based on rates approved by state regulatory authorities. Annual depreciation rates average approximately 3%. See Note 7 for more details. Nuclear fuel is amortized to fuel expense based on the quantity of heat produced during the generation of electricity.
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
Evergy Missouri West has determined that its November 2018 retirement of Sibley No. 3 Unit meets the criteria to be considered an abandonment. As of December 31, 2021, Evergy has classified the remaining Sibley No. 3 Unit net book value of $123.4 million as retired generation facilities within regulatory assets on its consolidated balance sheet. This regulatory asset is reduced by approximately $9 million of annual amortization expense, which is an amount equal to the annual depreciation expense for the asset reflected in retail rates.
In October 2019, the Missouri Public Service Commission (MPSC) granted the request of certain intervenors for an Accounting Authority Order (AAO) that requires Evergy Missouri West to record a regulatory liability for all revenues collected from customers for return on investment, non-fuel operations and maintenance costs, taxes including accumulated deferred income taxes and all other costs associated with Sibley Station following the station's retirement in November 2018 for consideration in Evergy Missouri West's current rate case, which was filed in January 2022. See Note 4 for additional information regarding the AAO and Evergy Missouri West's current rate case.
Evergy Missouri West expects that the MPSC's decision in its current rate case regarding the AAO could impact the valuation of its regulatory asset for retired generation facilities but as of December 31, 2021, has concluded that no impairment is required based on the relevant facts and circumstances.
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
As a result of the authorized regulatory treatment and related regulatory accounting, differences between the fair value of the assets held in the nuclear decommissioning trust and the amounts recorded for the accumulated accretion and depreciation expense associated with the decommissioning ARO are recorded as a regulatory liability on Evergy's, Evergy Kansas Central's and Evergy Metro's consolidated balance sheets. See Note 6 for discussion of AROs including those associated with nuclear plant decommissioning costs.
Regulatory Accounting
Accounting standards are applied that recognize the economic effects of rate regulation. Accordingly, regulatory assets and liabilities have been recorded when required by a regulatory order or based on regulatory precedent. See Note 4 for additional information concerning regulatory matters.

Cash Surrender Value of Life Insurance
Amounts related to corporate-owned life insurance (COLI) are recorded on the consolidated balance sheets in other long-term assets and are detailed in the following table for Evergy. Substantially all of Evergy's COLI-related balances relate to Evergy Kansas Central's COLI activity.

	December 31
	2021	2020
Evergy	(millions)
Cash surrender value of policies	$1,363.0	$1,369.6
Borrowings against policies	(1,232.3)	(1,237.6)
Corporate-owned life insurance, net	$130.7	$132.0
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
Revenue Recognition
The Evergy Companies recognize revenue on the sale of electricity to customers over time as the service is provided in the amount they have the right to invoice. Revenues recorded include electric services provided but not yet billed by the Evergy Companies. Unbilled revenues are recorded for kWh usage in the period following the customers' billing cycle to the end of the month. This estimate is based on net system kWh usage less actual billed kWhs. The Evergy Companies' estimated unbilled kWhs are allocated and priced by regulatory jurisdiction across the rate classes based on actual billing rates. The Evergy Companies' unbilled revenue estimate is affected by factors including fluctuations in energy demand, weather, line losses and changes in the composition of customer classes. See Note 3 for the balance of unbilled receivables for each of Evergy, Evergy Kansas Central and Evergy Metro as of December 31, 2021 and 2020.
The Evergy Companies also collect sales taxes and franchise fees from customers concurrent with revenue-producing activities that are levied by state and local governments. These items are excluded from revenue, and thus are not reflected on the consolidated statements of income and comprehensive income for Evergy, Evergy Kansas Central and Evergy Metro.
See Note 2 for additional details regarding revenue recognition from sales of electricity by the Evergy Companies.
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
Goodwill and indefinite lived intangible assets are tested for impairment annually and when an event occurs indicating the possibility that an impairment exists. The annual test must be performed at the same time each year. The goodwill impairment test consists of comparing the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment. In the event that the carrying amount exceeds the fair value of the reporting unit, an impairment loss is recognized for the difference between the carrying amount of the reporting unit and its fair value. See Note 5 for additional details on goodwill.
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

Other Income (Expense), Net
In 2021, Evergy's investment earnings included a $27.7 million unrealized gain related to Evergy’s investment in an early-stage energy solutions company. See “Evergy Equity Investment” in this Note 1 for further information.
The Evergy Companies’ other income includes income from AFUDC equity funds. See “Property, Plant and Equipment” in this Note 1 for these amounts for 2021, 2020 and 2019.
The table below shows the detail of other expense for each of the Evergy Companies.

	2021	2020	2019
Evergy	(millions)
Non-service cost component of net benefit cost	$(55.6)	$(58.6)	$(55.6)
Other	(31.8)	(19.6)	(21.3)
Other expense	$(87.4)	$(78.2)	$(76.9)
Evergy Kansas Central
Non-service cost component of net benefit cost	$(15.6)	$(21.2)	$(20.1)
Other	(20.3)	(17.7)	(20.0)
Other expense	$(35.9)	$(38.9)	$(40.1)
Evergy Metro
Non-service cost component of net benefit cost	$(26.7)	$(24.2)	$(20.9)
Other	(2.7)	(1.3)	(0.5)
Other expense	$(29.4)	$(25.5)	$(21.4)
Earnings Per Share
To compute basic earnings per share (EPS), Evergy divides net income attributable to Evergy, Inc. by the weighted average number of common shares outstanding. Diluted EPS includes the effect of issuable common shares resulting from restricted share units (RSUs), restricted stock and a warrant. Evergy computes the dilutive effects of potential issuances of common shares using the treasury stock method or the contingently issuable share method, as applicable.
The following table reconciles Evergy's basic and diluted EPS.

	2021	2020	2019
Income	(millions, except per share amounts)
Net income	$891.9	$630.0	$685.6
Less: Net income attributable to noncontrolling interests	12.2	11.7	15.7
Net income attributable to Evergy, Inc.	$879.7	$618.3	$669.9
Common Shares Outstanding
Weighted average number of common shares outstanding - basic	229.0	227.2	239.5
Add: effect of dilutive securities	0.6	0.3	0.4
Diluted average number of common shares outstanding	229.6	227.5	239.9
Basic EPS	$3.84	$2.72	$2.80
Diluted EPS	$3.83	$2.72	$2.79
There were no anti-dilutive securities excluded from the computation of diluted EPS for 2021. Anti-dilutive shares excluded from the computation of diluted EPS for 2020 and 2019 were 127,884 RSUs and 785 RSUs, respectively.

Supplemental Cash Flow Information

Year Ended December 31	2021	2020	2019
Evergy	(millions)
Cash paid for (received from):
Interest, net of amount capitalized	$356.9	$367.6	$329.5
Interest of VIEs	0.2	0.8	1.6
Income taxes, net of refunds	(19.6)	(46.5)	(5.2)
Non-cash investing transactions:
Property, plant and equipment additions	269.3	463.3	186.0
Non-cash financing transactions:
Issuance of stock for compensation and reinvested dividends	0.7	0.9	(0.3)

Year Ended December 31	2021	2020	2019
Evergy Kansas Central	(millions)
Cash paid for (received from):
Interest, net of amount capitalized	$149.3	$157.5	$143.0
Interest of VIEs	0.2	0.8	1.6
Income taxes, net of refunds	37.5	4.7	29.9
Non-cash investing transactions:
Property, plant and equipment additions	101.9	235.4	92.1

Year Ended December 31	2021	2020	2019
Evergy Metro	(millions)
Cash paid for (received from):
Interest, net of amount capitalized	$110.8	$109.9	$118.4
Income taxes, net of refunds	36.6	4.8	77.0
Non-cash investing transactions:
Property, plant and equipment additions	102.2	192.5	80.7
Non-cash property, plant and equipment additions in 2020 for Evergy, Evergy Kansas Central and Evergy Metro include a non-cash addition related to the revision in estimate of the Wolf Creek ARO liability in the third quarter of 2020. See Note 6 for more details.
Dividends Declared
In February 2022, Evergy's Board of Directors (Evergy Board) declared a quarterly dividend of $0.5725 per share on Evergy's common stock.  The common dividend is payable March 21, 2022, to shareholders of record as of March 7, 2022.
In February 2022, Evergy Kansas Central's Board of Directors declared a cash dividend to Evergy of up to $25.0 million, payable on March 18, 2022.
February 2021 Winter Weather Event
In February 2021, much of the central and southern United States, including the service territories of the Evergy Companies, experienced a significant winter weather event that resulted in extremely cold temperatures over a multi-day period (February 2021 winter weather event). The February 2021 winter weather event resulted in an increase in the demand for natural gas used by the Evergy Companies for generating electricity and also contributed to the limited availability of other generation resources, including coal and renewables, within the SPP Integrated Marketplace. The Evergy Companies are members of the SPP and, as a result, principally sell and purchase power for the Evergy Companies' retail electric customers through the SPP Integrated Marketplace. These circumstances resulted in higher than normal market prices for both natural gas and power for the duration of the February 2021 winter weather event. These higher than normal market prices also included make-whole payments calculated by the SPP to compensate natural gas generators within the SPP Integrated Marketplace for costs incurred in excess of revenues. As part of the February 2021 winter weather event and inclusive of the aforementioned items, Evergy incurred natural gas and purchased power costs, net of wholesale revenues, of $365.5 million. This $365.5 million of net fuel and purchased power costs was primarily driven by $296.4 million of costs at Evergy Missouri West and $133.9 million of costs at Evergy Kansas Central, partially offset by $64.8 million of net wholesale revenues at Evergy Metro. The amount of purchased power costs incurred by the Evergy Companies during the February 2021 winter weather event is subject to resettlement activity and further review by the SPP. This review and any subsequent resettlement activity could result in increases or decreases to the final amount of purchased power costs incurred by the Evergy Companies during the February 2021 winter weather event and these changes could be material.
The Evergy Companies have fuel recovery mechanisms in their Kansas and Missouri jurisdictions, as applicable, that allow them to defer substantially all of any increased fuel and purchased power costs, net of wholesale revenues, to a regulatory asset or liability for future recovery from or refund to customers. Further, in February 2021, the KCC issued an emergency AAO that allowed Evergy Kansas Central and Evergy Metro's Kansas jurisdiction to defer to a regulatory asset any extraordinary costs, including carrying costs, incurred to provide electric service during the February 2021 winter weather event for consideration in future rate proceedings. Additionally, in June 2021, Evergy Metro and Evergy Missouri West filed a joint request for an AAO with the MPSC that would allow for the extraordinary costs and revenues to provide service during the February 2021 winter weather event, including carrying costs, to be deferred to a regulatory asset or a regulatory liability for consideration in future proceedings. See Note 4 for additional information regarding the AAOs.
As of December 31, 2021, the Evergy Companies have deferred substantially all of the fuel and purchased power costs, net of wholesale revenues, related to the February 2021 winter weather event to a regulatory asset or liability pursuant to the mechanisms discussed above. While the Evergy Companies expect to recover substantially all of any increased fuel and purchased power costs related to the February 2021 winter weather event from customers, the timing of the cost recovery could be delayed or spread over a longer than typical recovery timeframe by the KCC or the MPSC to help moderate monthly customer bill impacts given the extraordinary nature of the February 2021 winter weather event.
The Evergy Companies also engage in limited non-regulated energy marketing activities in various regional power markets that have historically not had a significant impact on the Evergy Companies' results of operations. These energy marketing margins are recorded net in operating revenues on the Evergy Companies' statements of income and comprehensive income. As a result of the elevated market prices experienced in regional power markets across the central and southern United States driven by the February 2021 winter weather event discussed above, Evergy and Evergy Kansas Central recorded $94.5 million of energy marketing margins in 2021 related to the February 2021 winter weather event, primarily driven by activities in the Electric Reliability Council of Texas (ERCOT).
Evergy Equity Investment
From time to time, Evergy makes limited equity investments in early-stage energy solution companies. These investments have historically not had a significant impact on Evergy's results of operations. In October 2021, an equity investment in which Evergy held a minority stake through an initial investment of $3.7 million was acquired through a transaction involving a special purpose acquisition company (SPAC). As a result of its equity investment in the company that was acquired in the SPAC transaction, Evergy received shares of the resulting public company upon the closing of the transaction, which are subject to a restriction on sale of up for 150 days. Evergy recorded a $27.7 million unrealized gain in the fourth quarter of 2021 for the conversion of its shares into the newly formed public company and based on the closing share price as of December 31, 2021 adjusted to reflect the restriction on the sale of the shares. The fair value of Evergy's investment is largely dependent on the performance of the new public company's stock, which is subject to significant market volatility and is also affected by the restriction on sale of the shares until March 2022, when the restriction expires.

2. REVENUE
Evergy's, Evergy Kansas Central's and Evergy Metro's revenues disaggregated by customer class are summarized in the following tables.

Evergy
	2021	2020	2019
Revenues	(millions)
Residential	$1,918.3	$1,909.2	$1,908.1
Commercial	1,681.3	1,641.7	1,781.6
Industrial	597.0	588.7	621.6
Other retail	33.1	38.5	47.1
Total electric retail	$4,229.7	$4,178.1	$4,358.4
Wholesale	717.2	264.0	327.5
Transmission	356.8	318.5	309.2
Industrial steam and other	25.4	21.0	24.5
Total revenue from contracts with customers	$5,329.1	$4,781.6	$5,019.6
Other	257.6	131.8	128.2
Operating revenues	$5,586.7	$4,913.4	$5,147.8

Evergy Kansas Central
	2021	2020	2019
Revenues	(millions)
Residential	$824.1	$801.2	$793.9
Commercial	694.1	665.6	709.1
Industrial	391.7	379.9	401.3
Other retail	17.1	17.7	21.0
Total electric retail	$1,927.0	$1,864.4	$1,925.3
Wholesale	453.1	215.4	239.9
Transmission	322.9	287.3	273.3
Other	2.2	2.3	5.8
Total revenue from contracts with customers	$2,705.2	$2,369.4	$2,444.3
Other	142.1	48.7	63.1
Operating revenues	$2,847.3	$2,418.1	$2,507.4

Evergy Metro
	2021	2020	2019
Revenues	(millions)
Residential	$691.9	$714.7	$712.4
Commercial	713.3	717.1	786.1
Industrial	122.0	128.8	136.9
Other retail	9.2	11.7	16.3
Total electric retail	$1,536.4	$1,572.3	$1,651.7
Wholesale	242.6	35.0	70.9
Transmission	17.1	13.9	17.5
Other	3.6	2.6	2.8
Total revenue from contracts with customers	$1,799.7	$1,623.8	$1,742.9
Other	114.0	81.8	63.6
Operating revenues	$1,913.7	$1,705.6	$1,806.5
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

Transmission Revenues
The Evergy Companies' transmission revenues are generated by the use of their transmission networks by the SPP. To enable optimal use of the diverse generating resources in the SPP region, the Evergy Companies, as well as other transmission owners, allow the SPP to access and operate their transmission networks. As new transmission lines are constructed, they are included in the transmission network available to the SPP. In exchange for providing access, the SPP pays the Evergy Companies consideration determined by formula rates approved by the Federal Energy Regulatory Commission (FERC), which include the cost to construct and maintain the transmission lines and a return on investment. The price for access to the Evergy Companies' transmission networks are updated annually based on projected costs. Projections are updated to actual costs and the difference is included in subsequent year's prices.
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

3. RECEIVABLES
The Evergy Companies' receivables are detailed in the following table.

	December 31
	2021	2020
Evergy	(millions)
Customer accounts receivable - billed	$13.7	$5.3
Customer accounts receivable - unbilled	80.1	110.0
Other receivables	160.7	177.9
Allowance for credit losses	(32.9)	(19.3)
Total	$221.6	$273.9
Evergy Kansas Central
Customer accounts receivable - billed	$9.7	$—
Customer accounts receivable - unbilled	26.4	50.7
Other receivables	178.5	175.7
Allowance for credit losses	(13.0)	(7.5)
Total	$201.6	$218.9
Evergy Metro
Customer accounts receivable - billed	$2.7	$3.3
Customer accounts receivable - unbilled	25.9	27.9
Other receivables	15.7	21.9
Allowance for credit losses	(13.3)	(8.1)
Total	$31.0	$45.0
The Evergy Companies' other receivables at December 31, 2021 and 2020, consisted primarily of receivables from partners in jointly-owned electric utility plants, wholesale sales receivables and receivables related to alternative revenue programs. The Evergy Companies' other receivables also included receivables from contracts with customers as summarized in the following table.

	December 31
	2021	2020
	(millions)
Evergy	$63.7	$57.5
Evergy Kansas Central	62.6	49.9
Evergy Metro	0.5	6.9

The change in the Evergy Companies' allowance for credit losses is summarized in the following table.

	2021	2020
Evergy	(millions)
Beginning balance January 1	$19.3	$10.5
Credit loss expense	28.0	24.9
Write-offs	(26.4)	(28.6)
Recoveries of prior write-offs	12.0	12.5
Ending balance December 31	$32.9	$19.3
Evergy Kansas Central
Beginning balance January 1	$7.5	$3.8
Credit loss expense	12.0	11.1
Write-offs	(11.0)	(10.0)
Recoveries of prior write-offs	4.5	2.6
Ending balance December 31	$13.0	$7.5
Evergy Metro
Beginning balance January 1	$8.1	$4.6
Credit loss expense	10.5	9.0
Write-offs	(10.6)	(12.4)
Recoveries of prior write-offs	5.3	6.9
Ending balance December 31	$13.3	$8.1
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

	December 31
	2021	2020
	(millions)
Evergy	$319.0	$360.0
Evergy Kansas Central	153.0	180.0
Evergy Metro	116.0	130.0
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
Evergy Kansas Central's and Evergy Metro's 2020 calculations of annual earnings did not result in a significant refund obligation. As of December 31, 2021, Evergy Kansas Central estimates its 2021 annual earnings will not result in a refund obligation. As of December 31, 2021, Evergy Metro estimates its 2021 annual earnings will result in a $2.0 million refund obligation. The final refund obligations for 2021 will be decided by the KCC and could vary from the current estimates.
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
As of December 31, 2021, Evergy Kansas Central had recognized a regulatory asset pursuant to the AAO of $121.5 million related to its costs incurred during the February 2021 winter weather event, primarily consisting of increased fuel and purchased power costs. As of December 31, 2021, Evergy Metro's Kansas jurisdiction had recognized a regulatory liability of $39.5 million related to its increased wholesale revenues during the February 2021 winter weather event.
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
In January 2022, KCC staff filed their report and recommendation regarding the February 2021 winter weather event and the related costs and revenues deferred by Evergy Kansas Central and Evergy Metro as a result of the AAO granted by the KCC in February 2021. The report concluded that the costs incurred and revenues earned by Evergy Kansas Central and Evergy Metro during the February 2021 winter weather event were prudent. The KCC staff also recommended the following: (1) that Evergy Metro extend the time period of its refund to customers from one year to two years; (2) that the KCC reject the approximately $6 million reduction in refund to customers requested by Evergy Metro due to jurisdictional allocation differences in its Kansas and Missouri fuel recovery mechanisms and (3) that Evergy Metro and the other active parties in the case work to determine the appropriate level of carrying charges that should apply to the amounts deferred related to the February 2021 winter weather event.
A decision by the KCC regarding Evergy Kansas Central’s and Evergy Metro’s joint filing is expected in the first half of 2022.

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
In September 2021, Evergy Kansas Central filed a predetermination request with the KCC for the ratemaking principles and treatment related to its planned investment in approximately 190 MW of solar generation and the planned retirement of coal-fired LEC Unit 4 and related coal-handling facilities for LEC Units 4 and 5, both of which are expected to occur between December 2023 and the first half of 2024. In February 2022, Evergy Kansas Central withdrew its predetermination request with the KCC in order to finalize definitive documentation associated with the solar investment and to develop additional information to enable the KCC to evaluate its predetermination request. Evergy Kansas Central anticipates refiling its predetermination request, including this additional information, later in 2022.
If the KCC finds that Evergy Kansas Central's planned retirement of LEC Unit 4 and investment in 190 MW of solar generation is prudent as part of a predetermination request, Evergy Kansas Central then plans to file an application with the KCC for a financing order authorizing the issuance of securitized bonds to recover energy transition costs associated with the retirement of LEC Unit 4 and the related coal-handling facilities for LEC Units 4 and 5.
MPSC Proceedings
Evergy Metro 2022 Rate Case Proceeding
In January 2022, Evergy Metro filed an application with the MPSC to request an increase to its retail revenues of $43.9 million before rebasing fuel and purchased power expense, with a return on equity of 10% and a rate-making equity ratio of 51.19%. The request reflects increases related to higher property taxes and the recovery of infrastructure investments made to improve reliability and enhance customer service and were also partially offset by significant customer savings and cost reductions created since the Great Plains Energy and Evergy Kansas Central merger in 2018. Evergy Metro also requested an additional $3.8 million increase associated with rebasing fuel and purchased power expense as well as the implementation of tracking mechanisms for both property tax expense and credit loss expense and the creation of a storm reserve as part of its application with the MPSC.
An evidentiary hearing in the case is expected to occur in September 2022 and new rates are expected to be effective in December 2022.
Evergy Missouri West 2022 Rate Case Proceeding
In January 2022, Evergy Missouri West filed an application with the MPSC to request an increase to its retail revenues of $27.7 million before rebasing fuel and purchased power expense, with a return on equity of 10% and a rate-making equity ratio of 51.81%. The request reflects increases related to higher property taxes and the recovery of infrastructure investments made to improve reliability and enhance customer service and were also partially offset by significant customer savings and cost reductions created since the Great Plains Energy and Evergy Kansas Central merger in 2018. Evergy Missouri West also requested an additional $32.1 million increase associated with rebasing fuel and purchased power expense, the implementation of tracking mechanisms for both property tax expense and credit loss expense, the creation of a storm reserve, and the full return of and return on its unrecovered investment related to the 2018 retirement of Sibley Station as part of its application with the MPSC.
An evidentiary hearing in the case is expected to occur in September 2022 and new rates are expected to be effective in December 2022.

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
In October 2019, the MPSC granted OPC's and MECG's request for an AAO and required Evergy Missouri West to record a regulatory liability for the revenues discussed above for consideration in Evergy Missouri West's current rate case. Depending on the MPSC's decision in the current rate case, Evergy Missouri West could be required to refund to customers all or a portion of amounts collected in revenue for Sibley Station since December 2018 or, alternatively, could be required to make no refunds. As part of its current rate case, Evergy Missouri West is proposing to refund to customers the revenues collected from customers for non-fuel operations and maintenance costs and other costs associated with Sibley Station following the station's retirement but not the return on investment.
As a result of the MPSC order, Evergy has recorded a regulatory liability of $29.3 million as of December 31, 2021 for the estimated amount of revenues that Evergy Missouri West has collected from customers for Sibley Station since December 2018 that Evergy has determined is probable of refund. Evergy expects that it will continue to defer such amounts as collected from customers until new rates become effective in Evergy Missouri West's current rate case.
The accrual for this estimated amount does not include certain revenues collected related to Sibley Station that Evergy has determined to not be probable of refund in the current rate case based on the relevant facts and circumstances. Although Evergy has determined these additional revenues to not be probable of refund, the ultimate resolution of this matter in Evergy Missouri West's current rate case is uncertain and could result in an estimated loss of approximately $50 million when new rates are expected to become effective in December 2022. Evergy's regulatory liability for probable refunds as of December 31, 2021 and estimated loss in excess of the amount accrued represent estimates that could change significantly based on ongoing developments including decisions in other regulatory proceedings that establish precedent applicable to this matter and positions of parties on this issue in Evergy Missouri West's 2022 rate case.
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
Evergy Metro and Evergy Missouri West have currently deferred substantially all of their fuel and purchased power costs, net of wholesale revenues, related to the February 2021 winter weather event to a regulatory asset or liability pursuant to their ability to recover or refund these amounts through their fuel recovery mechanisms, which allow for the recovery or refund of 95% of increases in fuel and purchased power costs, net of wholesale revenues, above the amount included in base rates to customers. This AAO request is intended to address the recovery or refund of the February 2021 winter weather event amounts separate from the normal fuel recovery mechanism process given the extraordinary nature of the February 2021 winter weather event and to help moderate customer bill impacts. As of December 31, 2021, Evergy Metro's Missouri jurisdiction had recognized a regulatory liability of $25.6 million related to its increased wholesale revenues during the February 2021 winter weather event. As of December 31, 2021, Evergy Missouri West had recognized a regulatory asset of $281.6 million related to its costs incurred during the February 2021 winter weather event, primarily consisting of increased fuel and purchased power costs.
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
In September 2021, MPSC staff filed their recommendation regarding the February 2021 winter weather event and the related costs and revenues deferred by Evergy Metro and Evergy Missouri West. The MPSC staff recommended that the MPSC reject Evergy Metro’s AAO request, including the approximately $5 million reduction in refund to customers requested by Evergy Metro due to jurisdictional allocation differences in its Kansas and Missouri fuel recovery mechanisms, and refund the excess wholesale revenues from the February 2021 winter weather event to customers through its normal fuel recovery mechanism process. The MPSC staff recommended that the MPSC approve Evergy Missouri West’s AAO request, including the approximately $15 million of additional recovery requested related to the 5% sharing provision of its fuel recovery mechanism, but that the AAO deferral should not include carrying costs as they should be determined in a future ratemaking proceeding.
A decision by the MPSC regarding Evergy Metro’s and Evergy Missouri West’s joint request is expected in the first half of 2022.

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
•$33.2 million increase effective in January 2022;
•$32.4 million increase effective in January 2021; and
•$6.8 million increase effective in January 2020.
Evergy Metro TFR
In the most recent three years, the updated TFR was expected to adjust Evergy Metro's annual transmission revenues by approximately:
•$18.1 million increase effective in January 2022;
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
The Evergy Companies' regulatory assets and liabilities are detailed in the following tables.

	December 31
	2021			2020
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Regulatory Assets	(millions)
Pension and post-retirement costs	$567.2	$265.6	$213.3	$867.8	$412.9	$359.9
Debt reacquisition costs	94.4	86.7	6.7	98.9	91.3	6.8
Debt fair value adjustment	96.5	—	—	104.0	—	—
Asset retirement obligations fair value adjustment	117.9	—	—	116.2	—	—
Depreciation	98.5	50.1	27.0	70.0	52.7	9.4
Cost of removal	257.5	141.0	90.2	183.4	125.7	57.7
Asset retirement obligations	119.3	52.3	49.1	170.8	55.0	84.0
Analog meter unrecovered investment	18.4	18.4	—	24.1	24.1	—
Treasury yield hedges	20.4	20.4	—	21.5	21.5	—
Iatan No. 1 and common facilities	6.5	—	2.7	6.9	—	2.8
Iatan No. 2 construction accounting costs	24.7	—	12.4	25.4	—	12.7
Kansas property tax surcharge	39.6	31.6	8.0	28.9	23.7	5.2
Disallowed plant costs	14.2	14.2	—	14.5	14.5	—
La Cygne environmental costs	11.2	9.0	2.2	12.4	10.1	2.3
Deferred customer programs	18.7	6.4	7.8	16.3	5.7	8.6
Fuel recovery mechanisms	202.5	120.8	19.8	26.2	1.2	17.7
February 2021 winter weather event	403.1	121.5	—	—	—	—
Solar rebates	20.2	—	—	25.9	—	1.5
Wolf Creek outage	20.4	10.2	10.2	10.0	5.0	5.0
Pension and other post-retirement benefit non-service costs	65.6	23.0	29.6	49.8	12.8	23.4
Retired generation facilities	123.4	—	—	128.4	—	—
Merger transition costs	32.7	15.6	12.1	37.6	18.0	13.9
Other regulatory assets	42.3	24.1	5.9	35.4	22.1	4.6
Total	2,415.2	1,010.9	497.0	2,074.4	896.3	615.5
Less: current portion	(424.1)	(257.3)	(86.3)	(206.2)	(96.2)	(82.0)
Total noncurrent regulatory assets	$1,991.1	$753.6	$410.7	$1,868.2	$800.1	$533.5

	December 31
	2021			2020
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Regulatory Liabilities	(millions)
Taxes refundable through future rates	$1,969.5	$1,143.7	$616.1	$2,055.7	$1,184.5	$650.2
Deferred regulatory gain from sale leaseback	42.6	42.6	—	48.1	48.1	—
Emission allowances	42.1	—	42.1	46.1	—	46.1
Nuclear decommissioning	400.1	175.7	224.4	319.7	138.2	181.5
Pension and post-retirement costs	44.4	23.2	15.9	50.8	31.4	13.1
Jurisdictional allowance for funds used during construction	27.5	25.8	1.7	28.7	27.0	1.7
La Cygne leasehold dismantling costs	29.6	29.6	—	29.6	29.6	—
Cost of removal	—	—	—	4.4	—	—
Kansas tax credits	16.7	16.7	—	—	—	—
Purchase power agreement	5.8	5.8	—	6.3	6.3	—
Fuel recovery mechanisms	6.5	—	6.5	1.3	—	—
February 2021 winter weather event	65.1	—	65.1	—	—	—
Sibley AAO	29.3	—	—	18.4	—	—
Other regulatory liabilities	96.5	19.1	37.0	55.8	7.8	14.8
Total	2,775.7	1,482.2	1,008.8	2,664.9	1,472.9	907.4
Less: current portion	(70.7)	(12.8)	(54.6)	(26.1)	(11.9)	(8.0)
Total noncurrent regulatory liabilities	$2,705.0	$1,469.4	$954.2	$2,638.8	$1,461.0	$899.4
The following summarizes the nature and period of recovery for each of the regulatory assets listed in the table above.
Pension and post-retirement costs: Represents unrecognized gains and losses and prior service costs that will be recognized in future net periodic pension and post-retirement costs, pension settlements amortized over various periods and financial and regulatory accounting method differences that will be eliminated over the life of the pension plans. Of these amounts, $494.6 million, $265.6 million and $179.0 million for Evergy, Evergy Kansas Central and Evergy Metro, respectively, are not included in rate base and are amortized over various periods. Additionally, $219.7 million, $(11.6) million and $123.3 million for Evergy, Evergy Kansas Central and Evergy Metro, respectively, represent differences between pension and post-retirement costs under GAAP and pension and post-retirement costs for ratemaking that will be recovered or refunded in future rates and differences in accumulated unrecognized gains and losses and prior service costs between Evergy and Evergy Metro due to Evergy Metro electing not to apply "push-down accounting" related to the Great Plains Energy and Evergy Kansas Central merger.
Debt reacquisition costs: Includes costs incurred to reacquire and refinance debt. These costs are amortized over the term of the new debt or the remaining lives of the old debt issuances if no new debt was issued and are not included in rate base.
Debt fair value adjustment: Represents purchase accounting adjustments recorded to state the carrying value of Evergy Metro and Evergy Missouri West long-term debt at fair value in connection with the Great Plains Energy and Evergy Kansas Central merger. Amount is amortized over the life of the related debt and is not included in rate base.
Asset retirement obligations fair value adjustment: Represents purchase accounting adjustments recorded to state the carrying value of Evergy Metro and Evergy Missouri West AROs at fair value in connection with the Great

Plains Energy and Evergy Kansas Central merger. Amount is amortized over the life of the related plant and is not included in rate base.
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
Asset retirement obligations: Represents amounts associated with AROs as discussed further in Note 6. These amounts are recovered over the life of the related plant and are not included in rate base.
Analog meter unrecovered investment: Represents the deferral of unrecovered investment of retired analog meters. Of this amount, $10.1 million is not included in rate base for Evergy and Evergy Kansas Central and is being amortized over a five-year period.
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
Deferred customer programs: Represents costs related to various energy efficiency programs that have been accumulated and deferred for future recovery. Of these amounts, $12.3 million for Evergy and $7.8 million for Evergy Metro are not included in rate base and are amortized over various periods.
Fuel recovery mechanisms: Represents the actual cost of fuel consumed in producing electricity and the cost of purchased power in excess of the amounts collected from customers. This difference is expected to be recovered over a one-year period and is not included in rate base.
February 2021 winter weather event: Represents deferred extraordinary fuel and purchased power costs incurred to provide electric service as a result of the February 2021 winter weather event. These amounts are not included in rate base.
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
February 2021 winter weather event: Represents the deferral of increased wholesale revenues earned during the February 2021 winter weather event.
Sibley AAO: Represents the estimated amount of revenues that Evergy Missouri West has collected from customers for Sibley Station that Evergy has determined is probable of refund. These amounts were recorded in connection with an AAO granted by the MPSC in October 2019 and deferred amounts will be considered by the MPSC in Evergy Missouri West's 2022 rate case.
Other regulatory liabilities: Includes various regulatory liabilities that individually are relatively small in relation to the total regulatory liability balance. These amounts will be credited over various periods.

5. GOODWILL
GAAP requires goodwill to be tested for impairment annually and when an event occurs indicating the possibility that an impairment exists. Evergy's impairment test for the $2,336.6 million of goodwill that was recorded as a result of the Great Plains Energy and Evergy Kansas Central merger was conducted as of May 1, 2021. The goodwill impairment test consists of comparing the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment. In the event that the carrying amount exceeds the fair value of the reporting unit, an impairment loss is recognized for the difference between the carrying amount of the reporting unit and its fair value. Evergy's consolidated operations are considered one reporting unit for assessment of impairment, as management assesses financial performance and allocates resources on a consolidated basis. The determination of fair value of the reporting unit consisted of two valuation techniques: an income approach consisting of a discounted cash flow analysis and a market approach consisting of a determination of reporting unit invested capital using a market multiple derived from the historical earnings before interest, income taxes, depreciation and amortization and market prices of the stock of peer companies. The results of the two techniques were evaluated and weighted to determine a point within the range that management considered representative of fair value for the reporting unit. The fair value of the reporting unit exceeded the carrying amount, including goodwill. As a result, there was no impairment of goodwill.
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
The following table summarizes the change in the Evergy Companies' AROs for the periods ending December 31, 2021 and 2020.

	Evergy		Evergy Kansas Central		Evergy Metro
	2021	2020	2021	2020	2021	2020
	(millions)
Beginning balance January 1	$941.9	$674.1	$427.2	$272.9	$378.9	$253.6
Revision in timing and/or estimates	13.5	249.3	3.8	136.8	9.5	118.4
Settlements	(38.7)	(18.4)	(10.6)	(2.2)	(24.4)	(7.5)
Accretion	43.4	36.9	23.5	19.7	17.0	14.4
Ending balance	$960.1	$941.9	$443.9	$427.2	$381.0	$378.9
Less: current portion	(19.5)	(40.2)	(7.3)	(11.2)	(11.0)	(21.2)
Total noncurrent asset retirement obligation	$940.6	$901.7	$436.6	$416.0	$370.0	$357.7

7. PROPERTY, PLANT AND EQUIPMENT
The following tables summarize the property, plant and equipment of Evergy, Evergy Kansas Central and Evergy Metro.

December 31, 2021	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$30,289.9	$14,686.3	$11,656.9
Electric plant acquisition adjustment	724.3	724.3	—
Accumulated depreciation	(11,515.5)	(5,590.8)	(4,733.7)
Plant in service	19,498.7	9,819.8	6,923.2
Construction work in progress	1,350.6	652.2	475.3
Nuclear fuel, net	152.5	76.1	76.4
Plant to be retired, net (a)	0.8	0.8	—
Net property, plant and equipment	$21,002.6	$10,548.9	$7,474.9

December 31, 2020	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$28,914.8	$14,095.1	$11,161.8
Electric plant acquisition adjustment	724.3	724.3	—
Accumulated depreciation	(10,998.4)	(5,293.5)	(4,532.7)
Plant in service	18,640.7	9,525.9	6,629.1
Construction work in progress	1,153.5	589.1	433.9
Nuclear fuel, net	155.9	77.7	78.2
Plant to be retired, net (a)	0.9	0.9	—
Net property, plant and equipment	$19,951.0	$10,193.6	$7,141.2
(a) As of December 31, 2021 and 2020, represents the planned retirement of Evergy Kansas Central analog meters prior to the end of their remaining useful lives.
The following table summarizes the property, plant and equipment of VIEs for Evergy and Evergy Kansas Central.

	December 31
	2021	2020
	(millions)
Electric plant of VIEs	$392.1	$392.1
Accumulated depreciation of VIEs	(244.3)	(237.2)
Net property, plant and equipment of VIEs	$147.8	$154.9
Depreciation Expense
The Evergy Companies' depreciation expense is detailed in the following table.

	2021	2020	2019
	(millions)
Evergy (a)	$813.6	$804.7	$786.3
Evergy Kansas Central (a)	450.3	435.1	425.8
Evergy Metro	255.9	269.5	262.7
(a) Approximately $7.1 million of depreciation expense in each of 2021, 2020 and 2019 was attributable to property, plant and equipment of VIEs.

8. JOINTLY-OWNED ELECTRIC UTILITY PLANTS
Evergy's, Evergy Kansas Central's and Evergy Metro's share of jointly-owned electric utility plants at December 31, 2021, are detailed in the following tables.

Evergy
	Wolf Creek Unit	La Cygne Units (a)	Iatan No. 1 Unit	Iatan No. 2 Unit	Iatan Common	Jeffrey Energy Center	State Line
	(millions, except MW amounts)
Evergy's share	94%	100%	88%	73%	79%	100%	40%

Electric plant in service	$4,078.7	$2,219.1	$765.7	$1,405.9	$503.6	$2,521.1	$115.0
Accumulated depreciation	2,040.2	816.0	251.9	480.3	122.2	1,036.7	85.2
Nuclear fuel, net	152.5	—	—	—	—	—	—
Construction work in progress	187.4	52.6	4.4	8.1	7.4	48.7	25.5
2022 accredited capacity-MWs	1,108	1,426	618	640	n/a	2,191	200
(a)    The VIE consolidated by Evergy and Evergy Kansas Central holds its 50% leasehold interest in La Cygne Unit 2. This 50% leasehold interest in La Cygne Unit 2 is reflected in the information provided above. See Note 18 for additional information.

Evergy Kansas Central
	Wolf Creek Unit	La Cygne Units (a)	Jeffrey Energy Center	State Line
	(millions, except MW amounts)
Evergy Kansas Central's share	47%	50%	92%	40%

Electric plant in service	$2,019.8	$1,047.4	$2,307.6	$115.0
Accumulated depreciation	992.2	475.2	944.5	85.2
Nuclear fuel, net	76.1	—	—	—
Construction work in progress	83.6	29.0	44.9	25.5
2022 accredited capacity-MWs	554	713	2,016	200
(a)    The VIE consolidated by Evergy and Evergy Kansas Central holds its 50% leasehold interest in La Cygne Unit 2. This 50% leasehold interest in La Cygne Unit 2 is reflected in the information provided above. See Note 18 for additional information.

Evergy Metro
	Wolf Creek Unit	La Cygne Units	Iatan No. 1 Unit	Iatan No. 2 Unit	Iatan Common
	(millions, except MW amounts)
Evergy Metro's share	47%	50%	70%	55%	61%

Electric plant in service	$2,058.9	$1,171.7	$594.8	$1,066.4	$399.6
Accumulated depreciation	1,048.0	340.8	205.3	412.5	103.3
Nuclear fuel, net	76.4	—	—	—	—
Construction work in progress	103.8	23.6	3.6	6.1	5.5
2022 accredited capacity-MWs	554	713	492	482	NA
Each owner must fund its own portion of the plant's operating expenses and capital expenditures. The Evergy Companies' share of direct expenses are included in the appropriate operating expense classifications in Evergy's, Evergy Kansas Central's and Evergy Metro's consolidated financial statements.

9. PENSION PLANS AND POST-RETIREMENT BENEFITS
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
For 2021, Evergy, Evergy Kansas Central and Evergy Metro recorded pension settlement charges of $34.3 million, $25.6 million and $13.7 million, respectively. For 2020, Evergy and Evergy Metro recorded pension settlement charges of $11.2 million and $14.3 million, respectively. For 2019, Evergy and Evergy Metro recorded pension settlement charges of $15.6 million and $23.0 million, respectively. These settlement charges were the result of accelerated pension distributions as a result of employee retirements and annuity purchases for certain plan participants in 2021. Evergy, Evergy Kansas Central and Evergy Metro deferred substantially all of the charges to a regulatory asset and expect to recover these amounts over future periods pursuant to regulatory agreements.

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

	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Change in projected benefit obligation (PBO)	(millions)
PBO at January 1, 2021	$2,901.1	$1,429.6	$1,446.5	$280.4	$146.8	$133.6
Service cost	82.6	29.1	53.5	3.3	1.7	1.6
Interest cost	84.2	41.0	42.5	7.8	4.0	3.8
Contribution by participants	—	—	—	9.0	1.4	7.6
Actuarial gain	(119.0)	(50.0)	(68.3)	(17.2)	(9.4)	(7.8)
Benefits paid	(93.5)	(54.8)	(37.5)	(24.9)	(10.6)	(14.3)
Settlements	(284.0)	(126.2)	(157.8)	—	—	—
Other	(9.7)	(4.3)	(5.4)	—	—	—
PBO at December 31, 2021	$2,561.7	$1,264.4	$1,273.5	$258.4	$133.9	$124.5
Change in plan assets
Fair value of plan assets at January 1, 2021	$1,799.1	$887.0	$912.1	$248.3	$125.8	$122.5
Actual return on plan assets	145.5	83.4	62.1	5.2	6.5	(1.3)
Contributions by employer and participants	148.7	46.5	102.2	11.8	1.7	10.1
Benefits paid	(89.4)	(52.3)	(37.1)	(23.0)	(10.0)	(13.0)
Settlements	(279.5)	(124.6)	(154.9)	—	—	—
Other	(9.7)	(4.3)	(5.4)	—	—	—
Fair value of plan assets at December 31, 2021	$1,714.7	$835.7	$879.0	$242.3	$124.0	$118.3
Funded status at December 31, 2021	$(847.0)	$(428.7)	$(394.5)	$(16.1)	$(9.9)	$(6.2)

	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Amounts recognized in the consolidated balance sheets			(millions)
Non-current asset	$—	$—	$—	$21.5	$—	$21.5
Current pension and other post-retirement liability	(4.4)	(2.4)	(0.7)	(1.1)	(0.6)	(0.6)
Noncurrent pension liability and other post-retirement liability	(842.6)	(426.3)	(393.8)	(36.5)	(9.3)	(27.1)
Net amount recognized before regulatory treatment	(847.0)	(428.7)	(394.5)	(16.1)	(9.9)	(6.2)
Accumulated OCI or regulatory asset/liability	317.2	263.6	84.6	(11.4)	(9.6)	(10.5)
Net amount recognized at December 31, 2021	$(529.8)	$(165.1)	$(309.9)	$(27.5)	$(19.5)	$(16.7)
Amounts in accumulated OCI or regulatory asset/liability not yet recognized as a component of net periodic benefit cost:
Actuarial (gain) loss	$302.4	$246.6	$86.4	$(12.6)	$(10.5)	$(3.8)
Prior service cost	14.8	17.0	(1.8)	1.2	0.9	(6.7)
Net amount recognized at December 31, 2021	$317.2	$263.6	$84.6	$(11.4)	$(9.6)	$(10.5)

	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Change in projected benefit obligation (PBO)	(millions)
PBO at January 1, 2020	$2,718.2	$1,323.4	$1,371.4	$264.3	$138.7	$125.6
Service cost	78.9	27.1	51.8	2.7	1.1	1.6
Interest cost	96.8	47.0	49.1	9.2	4.8	4.4
Contribution by participants	—	—	—	9.3	1.8	7.5
Plan amendments	4.2	8.1	(3.9)	1.0	0.5	0.5
Actuarial loss	273.9	127.0	144.8	19.6	11.0	8.6
Benefits paid	(202.5)	(102.3)	(99.0)	(25.7)	(11.1)	(14.6)
Settlements	(62.9)	—	(62.9)	—	—	—
Other	(5.5)	(0.7)	(4.8)	—	—	—
PBO at December 31, 2020	$2,901.1	$1,429.6	$1,446.5	$280.4	$146.8	$133.6
Change in plan assets
Fair value of plan assets at January 1, 2020	$1,732.8	$842.1	$890.7	$239.9	$120.5	$119.4
Actual return on plan assets	209.9	99.7	110.2	20.7	13.7	7.0
Contributions by employer and participants	123.4	45.8	77.6	11.7	2.1	9.6
Benefits paid	(198.6)	(99.9)	(98.7)	(24.0)	(10.5)	(13.5)
Settlements	(62.9)	—	(62.9)	—	—	—
Other	(5.5)	(0.7)	(4.8)	—	—	—
Fair value of plan assets at December 31, 2020	$1,799.1	$887.0	$912.1	$248.3	$125.8	$122.5
Funded status at December 31, 2020	$(1,102.0)	$(542.6)	$(534.4)	$(32.1)	$(21.0)	$(11.1)

	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Amounts recognized in the consolidated balance sheets			(millions)
Non-current asset	$—	$—	$—	$21.3	$—	$21.3
Current pension and other post-retirement liability	(4.4)	(2.5)	(0.8)	(1.6)	(0.8)	(0.9)
Noncurrent pension liability and other post- retirement liability	(1,097.6)	(540.1)	(533.6)	(51.8)	(20.2)	(31.5)
Net amount recognized before regulatory treatment	(1,102.0)	(542.6)	(534.4)	(32.1)	(21.0)	(11.1)
Accumulated OCI or regulatory asset/liability	566.9	408.0	216.9	4.0	1.0	(7.7)
Net amount recognized at December 31, 2020	$(535.1)	$(134.6)	$(317.5)	$(28.1)	$(20.0)	$(18.8)
Amounts in accumulated OCI or regulatory asset/liability not yet recognized as a component of net periodic benefit cost:
Actuarial (gain) loss	$551.8	$388.9	$218.6	$2.2	$(0.3)	$—
Prior service cost	15.1	19.1	(1.7)	1.8	1.3	(7.7)
Net amount recognized at December 31, 2020	$566.9	$408.0	$216.9	$4.0	$1.0	$(7.7)
Actuarial gains for the Evergy Companies' pension benefit plans for 2021 were primarily driven by an increase in the discount rate used to measure the benefit obligation as a result of higher market interest rates. See the weighted average assumptions used to determine the benefit obligations in this Note 9 for further information. Actuarial losses for the Evergy Companies' pension benefit plans for 2020 were primarily driven by a decrease in the discount rate used to measure the benefit obligation of approximately 70 basis points as a result of lower market interest rates.

As of December 31, 2021 and 2020, Evergy's pension benefits include non-qualified benefit obligations of $49.2 million and $52.1 million, respectively, which are funded by trusts containing assets of $44.2 million and $46.3 million, respectively. As of December 31, 2021 and 2020, Evergy Kansas Central's pension benefits include non-qualified benefit obligations of $25.4 million and $27.0 million, respectively, which are funded by trusts containing assets of $31.7 million and $32.7 million, respectively. The assets in the aforementioned trusts are not included in the table above. See Note 13 for more information on these amounts.

	Pension Benefits			Post-Retirement Benefits
Year Ended December 31, 2021	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$82.6	$29.1	$53.5	$3.3	$1.7	$1.6
Interest cost	84.2	41.0	42.5	7.8	4.0	3.8
Expected return on plan assets	(103.5)	(52.8)	(55.7)	(8.9)	(6.3)	(2.6)
Prior service cost	2.0	2.1	—	0.5	0.5	(1.0)
Recognized net actuarial (gain) loss	54.1	36.0	43.8	1.4	0.6	(0.1)
Settlement and special termination benefits	34.3	25.6	13.7	—	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	153.7	81.0	97.8	4.1	0.5	1.7
Regulatory adjustment	17.3	(13.1)	4.2	(4.8)	(3.3)	0.4
Intercompany allocations	n/a	3.2	(25.9)	n/a	—	(0.4)
Net periodic benefit costs (income)	171.0	71.1	76.1	(0.7)	(2.8)	1.7
Other changes in plan assets and benefit obligations recognized in OCI or regulatory assets/liabilities
Current year net gain	(195.3)	(106.3)	(88.4)	(13.6)	(9.6)	(3.9)
Amortization of gain (loss)	(52.4)	(36.0)	(43.9)	(1.3)	(0.5)	0.1
Amortization of prior service cost	(2.0)	(2.1)	—	(0.5)	(0.5)	1.0
Total recognized in OCI or regulatory asset/liability	(249.7)	(144.4)	(132.3)	(15.4)	(10.6)	(2.8)
Total recognized in net periodic benefit costs and OCI or regulatory asset/liability	$(78.7)	$(73.3)	$(56.2)	$(16.1)	$(13.4)	$(1.1)

	Pension Benefits			Post-Retirement Benefits
Year Ended December 31, 2020	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$78.9	$27.1	$51.8	$2.7	$1.1	$1.6
Interest cost	96.8	47.0	49.1	9.2	4.8	4.4
Expected return on plan assets	(105.6)	(53.1)	(54.7)	(9.3)	(6.6)	(2.7)
Prior service cost	1.8	1.6	0.8	0.5	0.5	—
Recognized net actuarial loss	46.4	33.9	45.7	0.2	—	(0.6)
Settlement and special termination benefits	11.2	—	14.3	—	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	129.5	56.5	107.0	3.3	(0.2)	2.7
Regulatory adjustment	29.6	5.9	(11.6)	(4.0)	(3.0)	(0.2)
Intercompany allocations	n/a	(0.2)	(22.6)	n/a	0.1	(0.3)
Net periodic benefit costs (income)	159.1	62.2	72.8	(0.7)	(3.1)	2.2
Other changes in plan assets and benefit obligations recognized in OCI or regulatory assets/liabilities
Current year net loss	169.7	80.4	89.3	8.2	3.9	4.3
Amortization of gain (loss)	(59.2)	(33.8)	(60.0)	(0.2)	—	0.6
Prior service cost	4.1	8.1	(3.9)	0.9	0.5	0.4
Amortization of prior service cost	(1.8)	(1.6)	(0.8)	(0.5)	(0.5)	—
Total recognized in OCI or regulatory asset/liability	112.8	53.1	24.6	8.4	3.9	5.3
Total recognized in net periodic benefit costs and OCI or regulatory asset/liability	$271.9	$115.3	$97.4	$7.7	$0.8	$7.5

	Pension Benefits			Post-Retirement Benefits
Year Ended December 31, 2019	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$79.1	$29.0	$50.1	$2.5	$1.1	$1.4
Interest cost	108.0	53.7	53.3	10.5	5.6	4.9
Expected return on plan assets	(106.3)	(54.8)	(48.9)	(10.0)	(6.7)	(3.3)
Prior service cost	1.9	1.7	0.9	0.5	0.5	—
Recognized net actuarial (gain) loss	33.0	25.5	49.8	(1.2)	(0.6)	(1.4)
Settlement and special termination benefits	15.6	—	23.0	—	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	131.3	55.1	128.2	2.3	(0.1)	1.6
Regulatory adjustment	37.4	3.0	(19.2)	(3.4)	(3.0)	0.4
Intercompany allocations	n/a	—	(34.4)	n/a	—	(0.4)
Net periodic benefit costs (income)	168.7	58.1	74.6	(1.1)	(3.1)	1.6
Other changes in plan assets and benefit obligations recognized in OCI or regulatory assets/liabilities
Current year net (gain) loss	84.7	44.6	35.9	0.9	(3.8)	4.7
Amortization of gain (loss)	(48.6)	(25.5)	(72.8)	1.2	0.6	1.4
Amortization of prior service cost	(1.9)	(1.7)	(0.9)	(0.5)	(0.5)	—
Total recognized in OCI or regulatory asset/liability	34.2	17.4	(37.8)	1.6	(3.7)	6.1
Total recognized in net periodic benefit costs and OCI or regulatory asset/liability	$202.9	$75.5	$36.8	$0.5	$(6.8)	$7.7

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

December 31, 2021	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
ABO for all defined benefit pension plans	$2,229.1	$1,124.2	$1,081.1
Pension plans with the PBO in excess of plan assets
Projected benefit obligation	$2,561.7	$1,264.4	$1,273.5
Fair value of plan assets	1,714.7	835.7	879.0
Pension plans with the ABO in excess of plan assets
Accumulated benefit obligation	$2,229.1	$1,124.2	$1,081.1
Fair value of plan assets	1,714.7	835.7	879.0
Other post-retirement benefit plans with the APBO in excess of plan assets
Accumulated other post-retirement benefit obligation	$258.4	$133.9	$124.5
Fair value of plan assets	242.3	124.0	118.3

December 31, 2020	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
ABO for all defined benefit pension plans	$2,534.1	$1,281.6	$1,227.4
Pension plans with the PBO in excess of plan assets
Projected benefit obligation	$2,901.1	$1,429.6	$1,446.5
Fair value of plan assets	1,799.1	887.0	912.1
Pension plans with the ABO in excess of plan assets
Accumulated benefit obligation	$2,534.1	$1,281.6	$1,227.4
Fair value of plan assets	1,799.1	887.0	912.1
Other post-retirement benefit plans with the APBO in excess of plan assets
Accumulated other post-retirement benefit obligation	$280.4	$146.8	$133.6
Fair value of plan assets	248.3	125.8	122.5
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

Weighted-average assumptions used to determine the benefit obligation at December 31, 2021	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Discount rate	3.10%	3.10%	3.11%	3.12%	3.11%	3.13%
Rate of compensation increase	3.75%	3.77%	3.71%	3.75%	n/a	3.75%
Interest crediting rate for cash balance plans	4.13%	4.00%	4.45%	n/a	n/a	n/a

Weighted-average assumptions used to determine the benefit obligation at December 31, 2020	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Discount rate	2.95%	2.93%	2.97%	2.84%	2.80%	2.88%
Rate of compensation increase	3.71%	3.76%	3.71%	3.75%	n/a	3.75%
Interest crediting rate for cash balance plans	4.12%	4.00%	4.46%	n/a	n/a	n/a

Weighted-average assumptions used to determine net costs for the year ended December 31, 2021	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Discount rate	2.95%	2.93%	2.97%	2.84%	2.80%	2.88%
Expected long-term return on plan assets	6.63%	6.70%	6.57%	3.93%	5.55%	2.27%
Rate of compensation increase	3.71%	3.78%	3.71%	3.75%	n/a	3.75%
Interest crediting rate for cash balance plans	4.12%	4.00%	4.46%	n/a	n/a	n/a

Weighted-average assumptions used to determine net costs for the year ended December 31, 2020	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Discount rate	3.62%	3.61%	3.64%	3.56%	3.54%	3.58%
Expected long-term return on plan assets	6.63%	6.70%	6.56%	4.19%	6.00%	2.37%
Rate of compensation increase	3.74%	3.75%	3.71%	3.75%	n/a	3.75%
Interest crediting rate for cash balance plans	4.32%	4.21%	4.50%	n/a	n/a	n/a
Evergy expects to contribute $92.9 million to the pension plans in 2022 to meet Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and regulatory orders, of which $30.6 million is expected to be paid by Evergy Kansas Central and $62.3 million is expected to be paid by Evergy Metro. The Evergy Companies' funding policy is to contribute amounts sufficient to meet the ERISA funding requirements and MPSC and KCC rate orders plus additional amounts as considered appropriate; therefore, actual contributions may differ from expected contributions. Also in 2022, Evergy expects to contribute $2.2 million to the post-retirement benefit plans, of which $0.5 million is expected to be paid by Evergy Kansas Central and $1.7 million is expected to be paid by Evergy Metro.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid through 2031.

	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
2022	$159.5	$80.8	$77.5	$16.1	$9.2	$6.9
2023	160.4	79.6	79.5	15.6	9.0	6.7
2024	163.8	80.6	81.7	15.1	8.5	6.6
2025	168.1	81.3	85.3	14.7	8.2	6.5
2026	173.5	83.2	88.8	14.3	8.0	6.4
2027-2031	862.9	399.5	455.7	68.5	37.2	31.2
As of December 31, 2021, Evergy Kansas Central and Evergy Metro maintained a master trust for their non-union and Evergy Kansas Central's union pension benefits and a separate trust for Evergy Metro's union pension benefits. Evergy Kansas Central and Evergy Metro maintained separate trusts for their post-retirement benefits as of December 31,2021. These plans are managed in accordance with prudent investor guidelines contained in the ERISA requirements.
The primary objective of Evergy Kansas Central's and Evergy Metro's pension plans is to provide a source of retirement income for its participants and beneficiaries, and the primary financial objectives of the plans are to minimize funding deficiencies and maintain the plans' ability to pay all benefit and expense obligations when due.
The primary objective of Evergy Kansas Central's and Evergy Metro's post-retirement benefit plans is to preserve capital, maintain sufficient liquidity and earn a consistent rate of return.
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

	Pension Benefits		Post-Retirement Benefits
	Evergy Kansas Central	Evergy Metro	Evergy Kansas Central	Evergy Metro
Domestic equities	26%	26%	26%	15%
International equities	20%	19%	18%	8%
Bonds	39%	37%	51%	68%
Mortgage & asset backed securities	—%	—%	—%	6%
Real estate investments	4%	7%	—%	—%
Other investments	11%	11%	5%	3%
Fair Value Measurements
Evergy classifies recurring and non-recurring fair value measurements based on the fair value hierarchy as discussed in Note 13. The following are descriptions of the valuation methods of the primary fair value measurements disclosed below.
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

The fair values of the Evergy Companies' pension plan assets at December 31, 2021 and 2020, by asset category are in the following tables.

		Fair Value Measurements Using
Description	December 31 2021	Level 1	Level 2	Level 3	Assets measured at NAV
	(millions)
Evergy Kansas Central Pension Plans
Domestic equities	$209.9	$177.3	$—	$—	$32.6
International equities	167.4	167.4	—	—	—
Bond funds	330.4	330.4	—	—	—
Real estate investments	28.1	—	—	—	28.1
Combination debt/equity/other fund	42.7	42.7	—	—	—
Alternative investment funds	44.1	—	—	—	44.1
Short-term investments	13.1	—	—	—	13.1
Total	$835.7	$717.8	$—	$—	$117.9

Evergy Metro Pension Plans
Domestic equities	$203.0	$179.5	$—	$—	$23.5
International equities	193.1	193.1	—	—	—
Bond funds	260.6	260.6	—	—	—
Corporate bonds	27.1	—	27.1	—	—
U.S. Treasury and agency bonds	14.5	4.7	9.8	—	—
Mortgage and asset backed securities	4.3	—	4.3	—	—
Real estate investments	55.9	—	—	—	55.9
Combination debt/equity/other fund	46.2	46.2	—	—	—
Alternative investment funds	47.5	—	—	—	47.5
Cash and cash equivalents	14.1	14.1	—	—	—
Short-term investments	9.5	—	—	—	9.5
Other	3.2	—	3.2	—	—
Total	$879.0	$698.2	$44.4	$—	$136.4

		Fair Value Measurements Using
Description	December 31 2020	Level 1	Level 2	Level 3	Assets measured at NAV
	(millions)
Evergy Kansas Central Pension Plans
Domestic equities	$248.5	$151.3	$—	$—	$97.2
International equities	171.2	103.8	—	—	67.4
Bond funds	281.2	230.7	—	—	50.5
Real estate investments	46.7	—	—	—	46.7
Combination debt/equity/other fund	30.4	30.4	—	—	—
Alternative investment funds	83.6	—	—	—	83.6
Short-term investments	25.4	—	—	—	25.4
Total	$887.0	$516.2	$—	$—	$370.8

Evergy Metro Pension Plans
Domestic equities	$247.4	$191.9	$—	$—	$55.5
International equities	220.8	153.4	—	—	67.4
Bond funds	78.1	21.1	—	—	57.0
Corporate bonds	133.6	—	133.6	—	—
U.S. Treasury and agency bonds	73.8	61.5	12.3	—	—
Mortgage and asset backed securities	5.0	—	5.0	—	—
Real estate investments	40.2	1.6	—	—	38.6
Combination debt/equity/other fund	15.6	15.6	—	—	—
Alternative investment funds	39.7	—	—	—	39.7
Cash and cash equivalents	57.3	57.3	—	—	—
Short-term investments	1.4	—	—	—	1.4
Other	(0.8)	—	(0.8)	—	—
Total	$912.1	$502.4	$150.1	$—	$259.6

The fair values of the Evergy Companies' post-retirement plan assets at December 31, 2021 and 2020, by asset category are in the following tables.

		Fair Value Measurements Using
Description	December 31 2021	Level 1	Level 2	Level 3	Assets measured at NAV
	(millions)
Evergy Kansas Central Post-Retirement Benefit Plans
Domestic equities	$32.5	$32.5	$—	$—	$—
International equities	22.1	22.1	—	—	—
Bond funds	62.3	62.3	—	—	—
Combination debt/equity/other fund	6.1	6.1	—	—	—
Short-term investments	1.0	—	—	—	1.0
Total	$124.0	$123.0	$—	$—	$1.0

Evergy Metro Post-Retirement Benefit Plans
Domestic equities	$20.0	$20.0	$—	$—	$—
International equities	12.3	12.3	—	—	—
Bond funds	50.2	50.2	—	—	—
Corporate bonds	18.1	—	18.1	—	—
U.S. Treasury and agency bonds	12.1	6.1	6.0	—	—
Mortgage and asset backed securities	0.8	—	0.8	—	—
Combination debt/equity/other fund	3.9	3.9	—	—	—
Cash and cash equivalents	0.5	0.5	—	—	—
Short-term investments	0.1	—	—	—	0.1
Other	0.3	—	0.3	—	—
Total	$118.3	$93.0	$25.2	$—	$0.1

		Fair Value Measurements Using
Description	December 31 2020	Level 1	Level 2	Level 3	Assets measured at NAV
	(millions)
Evergy Kansas Central Post-Retirement Benefit Plans
Domestic equities	$41.9	$—	$—	$—	$41.9
International equities	27.7	—	—	—	27.7
Bond funds	55.5	—	—	—	55.5
Cash and cash equivalents	0.7	0.7	—	—	—
Total	$125.8	$0.7	$—	$—	$125.1

Evergy Metro Post-Retirement Benefit Plans
Domestic equities	$4.6	$4.6	$—	$—	$—
International equities	1.2	1.2	—	—	—
Bond funds	79.0	0.2	—	—	78.8
Corporate bonds	17.9	—	17.9	—	—
U.S. Treasury and agency bonds	13.6	5.7	7.9	—	—
Mortgage and asset backed securities	0.5	—	0.5	—	—
Cash and cash equivalents	5.4	5.4	—	—	—
Other	0.3	—	0.3	—	—
Total	$122.5	$17.1	$26.6	$—	$78.8
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The cost trend assumptions are detailed in the following tables.

Assumed annual health care cost growth rates as of December 31, 2021	Evergy	Evergy Kansas Central	Evergy Metro
Health care cost trend rate assumed for next year	6.0%	6.0%	6.0%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%
Year that rate reaches ultimate trend	2030	2030	2030

Assumed annual health care cost growth rates as of December 31, 2020	Evergy	Evergy Kansas Central	Evergy Metro
Health care cost trend rate assumed for next year	6.0%	6.0%	6.0%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%
Year that rate reaches ultimate trend	2027	2027	2027
Employee Savings Plans
Evergy has defined contribution savings plans (401(k)) that cover substantially all employees. Evergy matches employee contributions, subject to limits. The annual costs of the plans are detailed in the following table.

	2021	2020	2019
	(millions)
Evergy	$25.6	$17.4	$17.6
Evergy Kansas Central	11.7	9.6	9.6
Evergy Metro	13.9	7.8	8.0

10. EQUITY COMPENSATION
Evergy's Long-Term Incentive Plan is an equity compensation plan approved by Evergy shareholders. The Long-Term Incentive Plan permits the grant of restricted stock, restricted stock units, bonus shares, stock options, stock appreciation rights, limited stock appreciation rights, director shares, director deferred share units and performance shares to directors, officers and other employees of Evergy. Common stock shares delivered by Evergy under the Long-Term Incentive Plan may be authorized but unissued, held in the treasury or purchased on the open market (including private purchases) in accordance with applicable securities laws. Evergy has a policy of delivering newly issued shares and does not expect to repurchase common shares during 2022 to satisfy equity compensation payments and director deferred share unit conversion. Forfeiture rates are based on historical forfeitures and future expectations and are reevaluated annually.
The following table summarizes the Evergy Companies' equity compensation expense and the associated income tax benefit.

	2021	2020	2019
Evergy	(millions)
Equity compensation expense	$15.6	$15.5	$15.5
Income tax (expense) benefit	(0.1)	2.2	3.0
Evergy Kansas Central
Equity compensation expense	6.9	7.6	6.7
Income tax (expense) benefit	(0.2)	1.6	1.9
Evergy Metro
Equity compensation expense	5.1	5.7	5.7
Income tax (expense) benefit	(0.6)	0.2	0.3
Restricted Share Units
Evergy utilizes RSUs for new grants of stock-based compensation awards. RSU awards are grants that entitle the holder to receive shares of common stock as the awards vest. These RSU awards are defined as nonvested shares and do not include restrictions once the awards have vested. These RSUs either take the form of RSUs with performance measures that vest upon the achievement of specific performance goals or RSUs with only service requirements that vest solely upon the passage of time.
RSUs with Performance Measures
The payment of RSUs with performance measures is contingent upon achievement of specific performance goals over a stated period of time as approved by the Compensation and Leadership Development Committee of the Board. The numbers of RSUs with performances measures ultimately paid can vary from the numbers of RSUs with performance measures initially granted depending on Evergy's performance over the stated performance periods. Compensation expense for RSUs with performance measures is calculated by recognizing the portion of the fair value for each reporting period for which the requisite service has been rendered. Dividends are accrued over the vesting period and paid in cash based on the number of RSUs with performance measures ultimately paid.
The fair value of RSUs with performance measures is estimated using the market value of Evergy's stock at the valuation date and a Monte Carlo simulation technique that incorporates assumptions for inputs of expected volatilities, dividend yield and risk-free rates. Expected volatility is based on daily stock price change during a historical period commensurate with the remaining term of the performance period of the grant. The risk-free rate is based upon the rate at the time of the evaluation for zero-coupon government bonds with a maturity consistent with the remaining performance period of the grant. The dividend yield is based on the most recent dividends paid and the actual closing stock price on the valuation date. For shares granted in 2021, inputs for expected volatility, dividend yield and the risk-free rate were 32%, 3.99% and 0.24%, respectively.

RSU activity for awards with performance measures for 2021 is summarized in the following table.

	Nonvested Restricted Share Units	Grant Date Fair Value*
Beginning balance January 1, 2021	347,964	$61.57
Granted	270,277	57.21
Forfeited	(104,526)	64.85
Ending balance December 31, 2021	513,715	58.79
* weighted-average
At December 31, 2021, the remaining weighted-average contractual term related to RSU awards with performance measures was 1.4 years.  The weighted-average grant-date fair value of RSUs granted with performance measures was $57.21, $87.98 and $37.87 in 2021, 2020 and 2019, respectively. At December 31, 2021, there was $15.3 million of unrecognized compensation expense related to unvested RSUs with performance measures. No RSUs with performance measures vested in 2021, 2020 and 2019.
RSUs with Only Service Requirements
Evergy measures the fair value of RSUs with only service requirements based on the fair market value of the underlying common stock as of the grant date. RSU awards with only service conditions recognize compensation expense by multiplying shares by the grant-date fair value related to the RSU and recognizing it on a straight-line basis over the requisite service period for the entire award. Dividends are accrued over the vesting period and are invested in additional RSU's subject to the same service conditions.
RSU activity for awards with only service requirements for 2021 is summarized in the following table.

	Nonvested Restricted Share Units	Grant Date Fair Value*
Beginning balance January 1, 2021	160,742	$59.42
Granted	171,363	55.30
Vested	(43,785)	54.61
Forfeited	(35,274)	59.24
Ending balance December 31, 2021	253,046	57.18
* weighted-average
At December 31, 2021, the remaining weighted-average contractual term related to RSU awards with only service requirements was 1.4 years.  The weighted-average grant-date fair value of RSUs granted with only service requirements was $55.30, $68.92 and $54.47 in 2021, 2020 and 2019, respectively. At December 31, 2021, there was $7.0 million of unrecognized compensation expense related to unvested RSUs. The total fair value of RSUs with only service requirements that vested was $2.4 million, $6.5 million and $2.6 million in 2021, 2020 and 2019, respectively.
In addition to RSU's, Evergy also had 36,012 shares and 108,010 shares of restricted stock and performance shares, respectively, that vested in 2021 related to Great Plains Energy equity compensation awards that converted to equivalent Evergy awards at the closing of the Great Plains Energy and Evergy Kansas Central merger in 2018.
11. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
In August 2021, Evergy amended its $2.5 billion master credit facility and extended the maturity until 2026. Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West have borrowing capacity under the master credit facility with specific sublimits for each borrower. These sublimits can be unilaterally adjusted by Evergy for each borrower provided the sublimits remain within minimum and maximum sublimits as specified in the facility. Evergy adjusted these sublimits in the first quarter of 2021 as further detailed in the table below. The applicable interest rates and commitment fees of the facility are subject to upward or downward adjustments, within certain limitations, if Evergy achieves, or fails to achieve, certain sustainability-linked targets based on two key performance indicator metrics: (i) Non-Emitting Generation Capacity and (ii) Diverse Supplier Spend (as defined in the facility).
A default by any borrower under the facility or one of its significant subsidiaries on other indebtedness totaling more than $100.0 million constitutes a default by that borrower under the facility. Under the terms of this facility, each of Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West is required to maintain a total indebtedness to total capitalization ratio, as defined in the facility, of not greater than 0.65 to 1.00 at all times. As of December 31, 2021, Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West were in compliance with this covenant.
The following table summarizes the committed credit facilities (excluding receivable sale facilities discussed in Note 3) available to the Evergy Companies as of December 31, 2021 and 2020.

		Amounts Drawn
	Master Credit Facility	Commercial Paper	Letters of Credit	Cash Borrowings	Available Borrowings	Weighted Average Interest Rate on Short-Term Borrowings
December 31, 2021	(millions)
Evergy, Inc.	$700.0	$358.0	$0.7	$—	$341.3	0.34%
Evergy Kansas Central	750.0	406.0	0.1	—	343.9	0.41%
Evergy Metro	350.0	—	—	—	350.0	—%
Evergy Missouri West	700.0	395.3	—	—	304.7	0.40%
Evergy	$2,500.0	$1,159.3	$0.8	$—	$1,339.9

December 31, 2020
Evergy, Inc.	$450.0	n/a	$0.7	$200.0	$249.3	1.40%
Evergy Kansas Central	1,000.0	50.0	17.0	—	933.0	0.23%
Evergy Metro	600.0	—	—	—	600.0	—%
Evergy Missouri West	450.0	65.0	2.0	—	383.0	0.36%
Evergy	$2,500.0	$115.0	$19.7	$200.0	$2,165.3
In May 2021, Evergy, Inc. established a commercial paper program supported by its borrowing capacity under the master credit facility.

12. LONG-TERM DEBT
The Evergy Companies' long-term debt is detailed in the following tables.

December 31, 2021	Issuing Entity	Year Due	Evergy	Evergy Kansas Central	Evergy Metro
Mortgage Bonds			(millions)
3.25% Series	Evergy Kansas Central, Inc.	2025	250.0	250.0	—
2.55% Series	Evergy Kansas Central, Inc.	2026	350.0	350.0	—
3.10% Series	Evergy Kansas Central, Inc.	2027	300.0	300.0	—
4.125% Series	Evergy Kansas Central, Inc.	2042	550.0	550.0	—
4.10% Series	Evergy Kansas Central, Inc.	2043	430.0	430.0	—
4.625% Series	Evergy Kansas Central, Inc.	2043	250.0	250.0	—
4.25% Series	Evergy Kansas Central, Inc.	2045	300.0	300.0	—
3.25% Series	Evergy Kansas Central, Inc.	2049	300.0	300.0
3.45% Series	Evergy Kansas Central, Inc.	2050	500.0	500.0	—
6.15% Series	Evergy Kansas South, Inc.	2023	50.0	50.0	—
6.53% Series	Evergy Kansas South, Inc.	2037	175.0	175.0	—
6.64% Series	Evergy Kansas South, Inc.	2038	100.0	100.0	—
4.30% Series	Evergy Kansas South, Inc.	2044	250.0	250.0	—
2.95% EIRR bonds	Evergy Metro, Inc.	2023	79.5	—	79.5
4.125% Series	Evergy Metro, Inc.	2049	400.0	—	400.0
2.25% Series	Evergy Metro, Inc.	2030	400.0	—	400.0
Pollution Control Bonds
0.132% Series(b)	Evergy Kansas Central, Inc.	2032	45.0	45.0	—
0.132% Series(b)	Evergy Kansas Central, Inc.	2032	30.5	30.5	—
0.132% Series(b)	Evergy Kansas South, Inc.	2027	21.9	21.9	—
2.50% Series	Evergy Kansas South, Inc.	2031	50.0	50.0	—
0.132% Series(b)	Evergy Kansas South, Inc.	2032	14.5	14.5	—
0.132% Series(b)	Evergy Kansas South, Inc.	2032	10.0	10.0	—
0.167% Series 2007A and 2007B(b)	Evergy Metro, Inc.	2035	146.5	—	146.5
2.75% Series 2008	Evergy Metro, Inc.	2038	23.4	—	23.4
Senior Notes
3.15% Series(g)	Evergy Metro, Inc.	2023	300.0	—	300.0
3.65% Series(g)	Evergy Metro, Inc.	2025	350.0	—	350.0
6.05% Series (5.78% rate)(a)(g)	Evergy Metro, Inc.	2035	250.0	—	250.0
5.30% Series(g)	Evergy Metro, Inc.	2041	400.0	—	400.0
4.20% Series(g)	Evergy Metro, Inc.	2047	300.0	—	300.0
4.20% Series(g)	Evergy Metro, Inc.	2048	300.0	—	300.0
3.49% Series A(h)	Evergy Missouri West, Inc.	2025	36.0	—	—
4.06% Series B(h)	Evergy Missouri West, Inc.	2033	60.0	—	—
4.74% Series C(h)	Evergy Missouri West, Inc.	2043	150.0	—	—
3.74% Series(h)	Evergy Missouri West, Inc.	2022	100.0	—	—
2.86% Series A(h)	Evergy Missouri West, Inc.	2031	350.0	—	—
3.01% Series B(h)	Evergy Missouri West, Inc.	2033	75.0	—	—
3.21% Series C(h)	Evergy Missouri West, Inc.	2036	75.0	—	—
5.292% Series	Evergy, Inc.(f)	2022	287.5	—	—
2.45% Series	Evergy, Inc.	2024	800.0	—	—
2.90% Series (3.77% rate)(a)	Evergy, Inc.	2029	800.0	—	—
Medium Term Notes
7.33% Series(h)	Evergy Missouri West, Inc.	2023	3.0	—	—
7.17% Series(h)	Evergy Missouri West, Inc.	2023	7.0	—	—
Fair value adjustment(e)			97.9	—	—
Current maturities(c)			(389.3)	—	—
Unamortized debt discount and debt issuance costs			(80.5)	(42.7)	(24.4)
Total excluding current maturities(d)			$9,297.9	$3,934.2	$2,925.0

December 31, 2020	Issuing Entity	Year Due	Evergy	Evergy Kansas Central	Evergy Metro
Mortgage Bonds			(millions)
3.25% Series	Evergy Kansas Central, Inc.	2025	$250.0	$250.0	$—
2.55% Series	Evergy Kansas Central, Inc.	2026	350.0	350.0	—
3.10% Series	Evergy Kansas Central, Inc.	2027	300.0	300.0	—
4.125% Series	Evergy Kansas Central, Inc.	2042	550.0	550.0	—
4.10% Series	Evergy Kansas Central, Inc.	2043	430.0	430.0	—
4.625% Series	Evergy Kansas Central, Inc.	2043	250.0	250.0	—
4.25% Series	Evergy Kansas Central, Inc.	2045	300.0	300.0	—
3.25% Series	Evergy Kansas Central, Inc.	2049	300.0	300.0
3.45% Series	Evergy Kansas Central, Inc.	2050	500.0	500.0	—
6.15% Series	Evergy Kansas South, Inc.	2023	50.0	50.0	—
6.53% Series	Evergy Kansas South, Inc.	2037	175.0	175.0	—
6.64% Series	Evergy Kansas South, Inc.	2038	100.0	100.0	—
4.30% Series	Evergy Kansas South, Inc.	2044	250.0	250.0	—
2.95% EIRR bonds	Evergy Metro, Inc.	2023	79.5	—	79.5
4.125% Series	Evergy Metro, Inc.	2049	400.0	—	400.0
2.25% Series	Evergy Metro, Inc.	2030	400.0	—	400.0
9.44% Series(h)	Evergy Missouri West, Inc.	2021	1.1	—	—
Pollution Control Bonds
0.18% Series(b)	Evergy Kansas Central, Inc.	2032	45.0	45.0	—
0.18% Series(b)	Evergy Kansas Central, Inc.	2032	30.5	30.5	—
0.18% Series(b)	Evergy Kansas South, Inc.	2027	21.9	21.9	—
2.50% Series	Evergy Kansas South, Inc.	2031	50.0	50.0	—
0.18% Series(b)	Evergy Kansas South, Inc.	2032	14.5	14.5	—
0.18% Series(b)	Evergy Kansas South, Inc.	2032	10.0	10.0	—
0.20% Series 2007A and 2007B(b)	Evergy Metro, Inc.	2035	146.5	—	146.5
2.75% Series 2008	Evergy Metro, Inc.	2038	23.4	—	23.4
Senior Notes
3.15% Series(g)	Evergy Metro, Inc.	2023	300.0	—	300.0
3.65% Series(g)	Evergy Metro, Inc.	2025	350.0	—	350.0
6.05% Series (5.78% rate)(a)(g)	Evergy Metro, Inc.	2035	250.0	—	250.0
5.30% Series(g)	Evergy Metro, Inc.	2041	400.0	—	400.0
4.20% Series(g)	Evergy Metro, Inc.	2047	300.0	—	300.0
4.20% Series(g)	Evergy Metro, Inc.	2048	300.0	—	300.0
8.27% Series(h)	Evergy Missouri West, Inc.	2021	80.9	—	—
3.49% Series A	Evergy Missouri West, Inc.	2025	36.0	—	—
4.06% Series B	Evergy Missouri West, Inc.	2033	60.0	—	—
4.74% Series C	Evergy Missouri West, Inc.	2043	150.0	—	—
3.74% Series	Evergy Missouri West, Inc.	2022	100.0	—	—
4.85% Series	Evergy, Inc.(f)	2021	350.0	—	—
5.292% Series	Evergy, Inc.(f)	2022	287.5	—	—
2.45% Series	Evergy, Inc.	2024	800.0	—	—
2.90% Series (3.77% rate)(a)	Evergy, Inc.	2029	800.0	—	—
Medium Term Notes
7.33% Series(h)	Evergy Missouri West, Inc.	2023	3.0	—	—
7.17% Series(h)	Evergy Missouri West, Inc.	2023	7.0	—	—
Fair value adjustment(e)			110.4	—	—
Current maturities(c)			(436.4)	—	—
Unamortized debt discount and debt issuance costs			(84.9)	(45.4)	(26.4)
Total excluding current maturities(d)			$9,190.9	$3,931.5	$2,923.0
(a)Rate after amortizing gains/losses recognized in OCI on settlements of interest rate hedging instruments.
(b)Variable rate.
(c)Evergy's current maturities total as of December 31, 2021 and 2020, includes $1.8 million and $4.4 million, respectively, of fair value adjustments recorded in connection with purchase accounting for the Great Plains Energy and Evergy Kansas Central merger.
(d)At December 31, 2021 and 2020, does not include $50.0 million and $21.9 million of secured Series 2005 Environmental Improvement Revenue Refunding (EIRR) bonds because the bonds were repurchased in September 2015 and are held by Evergy Metro.
(e)Represents the fair value adjustments recorded at Evergy consolidated related to the long-term debt of Great Plains Energy, Evergy Metro and Evergy Missouri West in connection with purchase accounting for the Great Plains Energy and Evergy Kansas Central merger. This amount is not part of future principal payments and will amortize over the remaining life of the associated debt instruments.

(f)Originally issued by Great Plains Energy but assumed by Evergy, Inc. as part of the Great Plains Energy and Evergy Kansas Central merger.
(g)Effectively secured pursuant to the General Mortgage Indenture and Deed of Trust dated as of December 1, 1986, as supplemented (Evergy Metro Mortgage Indenture) through the issuance of collateral mortgage bonds to the trustee in 2019.
(h)Unconditionally guaranteed by Evergy, Inc.
Mortgage Bonds
The Evergy Kansas Central and Evergy Kansas South mortgages each contain provisions restricting the amount of first mortgage bonds (FMBs) that could be issued by each entity. Evergy Kansas Central and Evergy Kansas South must be in compliance with such restrictions prior to the issuance of additional first mortgage bonds or other secured indebtedness. The amount of Evergy Kansas Central FMBs authorized by its Mortgage and Deed of Trust, dated July 1, 1939, as supplemented, is subject to certain limitations as described below. The amount of Evergy Kansas South FMBs authorized by the Evergy Kansas South Mortgage and Deed of Trust, dated April 1, 1940, as supplemented and amended, is limited to a maximum of $3.5 billion, unless amended further. FMBs are secured by utility assets. Amounts of additional FMBs that may be issued are subject to property, earnings and certain restrictive provisions, except in connection with certain refundings, of each mortgage. As of December 31, 2021, approximately $998.9 million and $2,828.6 million principal amounts of additional Evergy Kansas Central FMBs or Evergy Kansas South FMBs, respectively, could be issued under the most restrictive provisions of their mortgages.
Evergy Metro has issued mortgage bonds under the Evergy Metro Mortgage Indenture, which creates a mortgage lien on substantially all Evergy Metro's utility plant. Additional Evergy Metro bonds may be issued on the basis of 75% of property additions or retired bonds. As of December 31, 2021, approximately $5,075.8 million principal amount of additional Evergy Metro mortgage bonds could be issued under the most restrictive provisions in the mortgage.
Senior Notes
Under the terms of the note purchase agreements for certain Evergy Missouri West senior notes, Evergy Missouri West is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreements, not greater than 0.65 to 1.00. In addition, Evergy Missouri West's priority debt, as defined in the agreements, cannot exceed 15% of consolidated tangible net worth, as defined in the agreements. At December 31, 2021, Evergy Missouri West was in compliance with these covenants.
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
In November 2021, Evergy Missouri West repaid its $80.9 million of 8.27% Senior Notes at maturity.

Scheduled Maturities
Evergy's, Evergy Kansas Central's and Evergy Metro's long-term debt maturities for the next five years are detailed in the following table.

	2022	2023	2024	2025	2026
	(millions)
Evergy	$387.5	$439.5	$800.0	$636.0	$350.0
Evergy Kansas Central	—	50.0	—	250.0	350.0
Evergy Metro	—	379.5	—	350.0	—
13. FAIR VALUE MEASUREMENTS
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
In September 2019, Evergy issued $800.0 million of 2.90% Senior Notes maturing in 2029 and paid $69.8 million to settle an interest rate swap agreement with a notional amount of $500.0 million that was designated as a cash flow hedge of interest payments on the debt issuance. The $69.8 million pre-tax loss was recorded in accumulated other comprehensive loss on Evergy's consolidated balance sheet and is being reclassified into interest expense over the ten-year term of the debt. For 2021, 2020 and 2019, $7.0 million, $7.0 million and $2.0 million, respectively, were reclassified from accumulated other comprehensive loss to interest expense on Evergy's consolidated statements of comprehensive income. For 2021, 2020 and 2019, $(1.5) million, $(4.0) million and $(0.5) million, respectively, were reclassified from accumulated other comprehensive loss to income tax expense on Evergy's consolidated statements of comprehensive income. As of December 31, 2021, Evergy expects to amortize $5.4 million to earnings from accumulated other comprehensive loss over the next twelve months.
Fair Value of Long-Term Debt
The Evergy Companies measure the fair value of long-term debt using Level 2 measurements available as of the measurement date. The book value and fair value of the Evergy Companies' long-term debt and long-term debt of variable interest entities is summarized in the following table.

	December 31, 2021		December 31, 2020
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt(a)	(millions)
Evergy(b)	$9,687.2	$10,758.5	$9,627.3	$11,274.2
Evergy Kansas Central	3,934.2	4,522.5	3,931.5	4,801.7
Evergy Metro	2,925.0	3,400.8	2,923.0	3,591.2
Long-term debt of variable interest entities(a)
Evergy	$—	$—	$18.8	$19.1
Evergy Kansas Central	—	—	18.8	19.1
(a) Includes current maturities.
(b) Book value as of December 31, 2021 and 2020, includes $97.9 million and $110.4 million, respectively, of fair value adjustments recorded in connection with purchase accounting for the Great Plains Energy and Evergy Kansas Central merger, which are not part of future principal payments and will amortize over the remaining life of the associated debt instrument.

Recurring Fair Value Measurements
The following tables include the Evergy Companies' balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	December 31, 2021	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$140.4	$126.5	$—	$—	$13.9
International equity funds	74.0	74.0	—	—	—
Core bond fund	58.1	58.1	—	—	—
High-yield bond fund	29.6	29.6	—	—	—
Emerging markets bond fund	18.0	18.0	—	—	—
Alternative investments fund	32.7	—	—	—	32.7
Real estate securities fund	15.2	—	—	—	15.2
Cash equivalents	0.4	0.4	—	—	—
Total nuclear decommissioning trust	368.4	306.6	—	—	61.8
Rabbi trust
Fixed income funds	19.6	19.6	—	—	—
Equity funds	9.5	9.5	—	—	—
Combination debt/equity/other fund	2.4	2.4	—	—	—
Cash equivalents	0.2	0.2	—	—	—
Total rabbi trust	31.7	31.7	—	—	—
Total	$400.1	$338.3	$—	$—	$61.8
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$299.2	$299.2	$—	$—	$—
Debt securities
U.S. Treasury	46.1	46.1	—	—	—
U.S. Agency	0.4	—	0.4	—	—
State and local obligations	4.0	—	4.0	—	—
Corporate bonds	43.7	—	43.7	—	—
Foreign governments	0.1	—	0.1	—	—
Cash equivalents	6.8	6.8	—	—	—
Other	—	—	—	—	—
Total nuclear decommissioning trust	400.3	352.1	48.2	—	—
Self-insured health plan trust(b)
Equity securities	2.0	2.0	—	—	—
Debt securities	8.7	2.7	6.0	—	—
Cash and cash equivalents	1.8	1.8	—	—	—
Total self-insured health plan trust	12.5	6.5	6.0	—	—
Total	$412.8	$358.6	$54.2	$—	$—
Other Evergy
Other Evergy investments
Equity securities(c)	$31.4	$—	$31.4	$—	$—
Total other Evergy investments	31.4	—	31.4	—	—
Rabbi trusts
Core bond fund	12.5	12.5	—	—	—
Total rabbi trusts	12.5	12.5	—	—	—
Total	$43.9	$12.5	$31.4	$—	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$768.7	$658.7	$48.2	$—	$61.8
Rabbi trusts	44.2	44.2	—	—	—
Self-insured health plan trust(b)	12.5	6.5	6.0	—	—
Other Evergy investments(c)	31.4	—	31.4	—	—
Total	$856.8	$709.4	$85.6	$—	$61.8

Description	December 31, 2020	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$102.7	$95.1	$—	$—	$7.6
International equity funds	63.8	63.8	—	—	—
Core bond fund	40.6	40.6	—	—	—
High-yield bond fund	25.0	25.0	—	—	—
Emerging markets bond fund	21.0	21.0	—	—	—
Combination debt/equity/other fund	20.1	20.1	—	—	—
Alternative investments fund	23.2	—	—	—	23.2
Real estate securities fund	12.9	—	—	—	12.9
Cash equivalents	0.5	0.5	—	—	—
Total nuclear decommissioning trust	309.8	266.1	—	—	43.7
Rabbi trust
Core bond fund	25.6	—	—	—	25.6
Combination debt/equity/other fund	7.1	—	—	—	7.1
Total rabbi trust	32.7	—	—	—	32.7
Total	$342.5	$266.1	$—	$—	$76.4
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$243.1	$243.1	$—	$—	$—
Debt securities
U.S. Treasury	47.7	47.7	—	—	—
U.S. Agency	0.5	—	0.5	—	—
State and local obligations	4.1	—	4.1	—	—
Corporate bonds	43.1	—	43.1	—	—
Foreign governments	0.1	—	0.1	—	—
Cash equivalents	3.2	3.2	—	—	—
Other	0.5	0.5	—	—	—
Total nuclear decommissioning trust	342.3	294.5	47.8	—	—
Self-insured health plan trust(b)
Equity securities	1.7	1.7	—	—	—
Debt securities	8.0	2.8	5.2	—	—
Cash and cash equivalents	3.5	3.5	—	—	—
Total self-insured health plan trust	13.2	8.0	5.2	—	—
Total	$355.5	$302.5	$53.0	$—	$—
Other Evergy
Assets
Rabbi trusts
Fixed income fund	$13.1	$—	$—	$—	$13.1
Cash and cash equivalents	0.5	0.5	—	—	—
Total rabbi trusts	$13.6	$0.5	$—	$—	$13.1
Evergy
Assets
Nuclear decommissioning trust(a)	$652.1	$560.6	$47.8	$—	$43.7
Rabbi trust	46.3	0.5	—	—	45.8
Self-insured health plan trust(b)	13.2	8.0	5.2	—	—
Total	$711.6	$569.1	$53.0	$—	$89.5
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
(c)Fair value is based on quoted market prices adjusted for a discount for lack of marketability based on a valuation model due to a restriction on the sale of the stock.

Certain Evergy and Evergy Kansas Central investments included in the table above are measured at NAV as they do not have readily determinable fair values. In certain situations, these investments may have redemption restrictions.
The following table provides additional information on these Evergy and Evergy Kansas Central investments.

	December 31, 2021		December 31, 2020		December 31, 2021
	Fair	Unfunded	Fair	Unfunded	Redemption	Length of
	Value	Commitments	Value	Commitments	Frequency	Settlement
Evergy Kansas Central	(millions)
Nuclear decommissioning trust:
Domestic equity funds	$13.9	$1.7	$7.6	$2.2	(a)	(a)
Alternative investments fund(b)	32.7	—	23.2	—	Quarterly	65 days
Real estate securities fund(b)	15.2	—	12.9	—	Quarterly	65 days
Total	$61.8	$1.7	$43.7	$2.2
Rabbi trust:
Core bond fund	$—	$—	$25.6	$—	(c)	(c)
Combination debt/equity/other fund	—	—	7.1	—	(c)	(c)
Total	$—	$—	$32.7	$—
Other Evergy
Rabbi trust:
Fixed income fund	$—	$—	$13.1	$—	(c)	(c)
Total Evergy investments at NAV	$61.8	$1.7	$89.5	$2.2
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

The following table summarizes the net unrealized gains (losses) for the Evergy Companies' nuclear decommissioning trusts and rabbi trusts.

	2021	2020	2019
Evergy	(millions)
Nuclear decommissioning trust - equity securities	$101.8	$45.5	74.0
Nuclear decommissioning trust - debt securities	(4.5)	5.3	5.1
Rabbi trusts - equity securities	(1.8)	(5.6)	3.1
Total	$95.5	$45.2	$82.2
Evergy Kansas Central
Nuclear decommissioning trust - equity securities	$50.5	$21.9	33.3
Rabbi trust - equity securities	(1.4)	(6.1)	3.2
Total	$49.1	$15.8	$36.5
Evergy Metro
Nuclear decommissioning trust - equity securities	$51.3	$23.6	40.7
Nuclear decommissioning trust - debt securities	(4.5)	5.3	5.1
Total	$46.8	$28.9	$45.8
14. COMMITMENTS AND CONTINGENCIES
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
Clean Air Act - Startup, Shutdown and Malfunction (SSM) Regulation
In 2015, the EPA issued a final rule addressing how state implementation plans (SIPs) can treat excess emissions during SSM events. This rule was referred to as the 2015 SIP Call Rule. The rule required 36 states to submit SIP revisions by November 2016 to remove certain exemptions and other discretionary enforcement provisions that apply to excess emissions during SSM events. Legal challenges ensued and the case was eventually placed in abeyance. In December 2021, the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit) restarted the 2015 SIP Call Rule litigation. The outcome of this case could result in required SIP revisions in Oklahoma, Kansas and Missouri which could have a material impact on the Evergy Companies.
Ozone Interstate Transport State Implementation Plans
In 2015, the EPA lowered the Ozone National Ambient Air Quality Standards (NAAQS) from 75 ppb to 70 ppb. Impacted states were required to submit Interstate Transport State Implementation Plans (ITSIPs) in 2018 to comply with the good neighbor provisions of the Clean Air Act. The EPA did not act on these ITSIP submissions and was challenged in a court filing in May 2021 to address them. In January 2022, the U.S. District Court for the Northern District of California entered a final consent decree between the EPA and various environmental groups requiring the EPA to approve or disapprove, in whole or in part, by February 28, 2022, the ITSIPs for the 2015 Ozone NAAQS, for twenty-one states including Kansas, Missouri and Oklahoma. For any ITSIP fully or partially disapproved by the EPA along with a corresponding federal implementation plan (FIP) proposed by February 28, 2022, the consent decree requires the EPA to sign a final action on the ITSIP for the affected state by December 15, 2022. On January 25, 2022, the EPA transmitted a proposed FIP to the Office of Management and Budget for review. On February 8, 2022, the EPA published a proposed approval of the Kansas ITSIP in the Federal Register. On February 22, 2022, the EPA published proposed disapprovals of ITSIPs for nineteen states including Missouri and Oklahoma. The EPA is also in the process of reconsidering the 2020 Ozone NAAQS and the 2020 PM2.5 NAAQS. Due to uncertainty regarding the disposition of these 2015 Ozone NAAQS ITSIPs for Kansas, Missouri and Oklahoma, along with potential lowering of the 2020 NAAQS, the Evergy Companies cannot determine the impacts on their operations or consolidated financial results, but the cost to comply with a FIP or a lower future NAAQS could be material.
Regional Haze Rule
In 1999, the EPA finalized the Regional Haze Rule which aims to restore national parks and wilderness areas to pristine conditions. The rule requires states in coordination with the EPA, the National Park Service, the U.S. Fish and Wildlife Service, the U.S. Forest Service, and other interested parties to develop and implement air quality protection plans to reduce the pollution that causes visibility impairment. There are 156 "Class I" areas across the U.S. that must be restored to pristine conditions by the year 2064. There are no Class I areas in Kansas, whereas Missouri has two: the Hercules-Glades Wilderness Area and the Mingo Wilderness Area. States must submit revisions to their Regional Haze Rule SIPs every ten years and the first round was due in 2007. For the second ten-year implementation period, the EPA issued a final rule revision in 2017 that allowed states to submit their SIP revisions by July 31, 2021. The Evergy Companies have been in contact with the Kansas Department of Health and Environmental (KDHE) and the Missouri Department of Natural Resources (MDNR) as they worked to draft their SIP revisions. The Missouri SIP revision is still being drafted. MDNR has indicated they intend to submit the Missouri SIP revision in early 2022 and that it will not require any additional reductions from the Evergy Companies' generating units in the state. The Kansas SIP revision was placed on public notice in June 2021 and requested no additional emission reductions by electric utilities based on the significant reductions that were achieved during the first implementation period. The EPA provided comments on the Kansas SIP revision in June 2021 that each state is statutorily required to conduct a "four-factor analysis" on at least two sources within the state to help determine if further emission reductions are necessary. The EPA also stated it would be difficult to approve the Kansas SIP revision if at least two four-factor analyses are not conducted on Kansas emission sources. KDHE submitted the Kansas SIP revision in July 2021. If a Kansas generating unit of the Evergy Companies is selected for analysis, the possibility exists that the state or EPA, through a FIP, could determine that additional operational or physical modifications are required on the generating unit to further reduce emissions. The overall cost of those modifications could be material to the Evergy Companies.
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
In July 2019, the EPA published the final Affordable Clean Energy (ACE) rule in the Federal Register. This rule contained emission guidelines for GHG emissions from existing electric utility generating units (EGUs) and revisions to emission guideline implementing regulations. The rule defined the "best system of emission reduction" (BSER) for GHG emissions from existing coal-fired EGUs as on-site, heat-rate efficiency improvements. In conjunction with the finalization of the ACE rule, the EPA repealed its previously adopted Clean Power Plan (CPP). In January 2021, the D.C. Circuit vacated and remanded the ACE rule back to the EPA. In October 2021, the Supreme Court granted petitions for certiorari to review the D.C. Circuit decision to vacate and remand the ACE rule. A ruling from the Supreme Court is expected in mid-2022.

Due to uncertainty regarding the future of the ACE rule or other potential GHG regulations, the Evergy Companies cannot determine the impacts on their operations or consolidated financial results, but the cost to comply with the ACE rule or other potential GHG rules could be material.
Water
The Evergy Companies discharge some of the water used in generation and other operations containing substances deemed to be pollutants. A November 2015 EPA rule applicable to steam-electric power generating plants establishes effluent limitations guidelines (ELG) and standards for wastewater discharges, including limits on the amount of toxic metals and other pollutants that can be discharged. Implementation timelines for this 2015 rule vary from 2018 to 2023. In April 2019, the U.S. Court of Appeals for the 5th Circuit (5th Circuit) issued a ruling that vacated and remanded portions of the original ELG rule. Due to this ruling, the EPA announced a plan in July 2021 to release a proposed rulemaking in September 2022 to address the vacated limitations for legacy wastewater and landfill leachate. Future ELG modifications for the best available technology economically achievable for the discharge of legacy wastewater and landfill leachate are likely and could be material to the Evergy Companies.
In October 2020, the EPA published the final ELG reconsideration rule. This rule adjusts numeric limits for flue gas desulfurization (FGD) wastewater and adds a 10% volumetric purge limit for bottom ash transport water. The timeline for final FGD wastewater compliance is as soon as possible on or after one year following publication of the final rule in the Federal Register but no later than December 31, 2025. In August 2021, the EPA published notice in the Federal Register that it is initiating a supplemental rulemaking to revise the ELG regulations after completing review of the reconsideration rule as a result of an executive order from President Biden. As part of the rulemaking process, the EPA will determine if more stringent limitations and standards are appropriate. The 2020 ELG reconsideration rule will remain in effect while the EPA undertakes this new rulemaking.
The Evergy Companies have reviewed the 2020 ELG reconsideration regulation, and the costs to comply with these changes are not expected to be material. However, the Evergy Companies cannot predict what revisions the EPA may make under its supplemental rulemaking to revise the ELG regulations, and compliance costs associated with any revisions could be material.
After reviewing the Navigable Waters Protection Rule as directed by President Biden's administration, the EPA and Department of the Army determined a need to revise the definition to prevent environmental degradation. In December 2021, the EPA and the Department of the Army published a proposed rule that repeals the Navigable Waters Protection Rule and revises the definition of “Waters of the United States.” This proposed rule restores definitions of Waters of the United States that were in place prior to 2015. The Evergy Companies are reviewing the proposed rule and the impact on their operations or consolidated financial results could be material. A second rulemaking is expected in the future which will replace the Navigable Waters Protection Rule. The cost to comply with any future rulemaking that replaces the Navigable Waters Protection Rule could be material to the Evergy Companies.
Regulation of Coal Combustion Residuals
In the course of operating their coal generation plants, the Evergy Companies produce CCRs, including fly ash, gypsum and bottom ash. The EPA published a rule to regulate CCRs in April 2015 that requires additional CCR handling, processing and storage equipment and closure of certain ash disposal units.
The Evergy Companies have recorded AROs for their current estimates for the closure of ash disposal ponds and landfills, but the revision of these AROs may be required in the future due to changes in existing CCR regulations, the results of groundwater monitoring of CCR units or changes in interpretation of existing CCR regulations or changes in the timing or cost to close ash disposal ponds and landfills. If revisions to these AROs are necessary, the impact on the Evergy Companies' operations or consolidated financial results could be material.

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
Nuclear Liability Insurance
Pursuant to the Price-Anderson Act, liability insurance includes coverage against public nuclear liability claims resulting from nuclear incidents to the required limit of public liability, which is approximately $13.6 billion. This limit of liability consists of the maximum available commercial insurance of $0.5 billion and the remaining $13.1 billion is provided through mandatory participation in an industry-wide retrospective assessment program. Under this retrospective assessment program, the owners of Wolf Creek are jointly and severally subject to an assessment of up to $137.6 million (Evergy's share is $129.4 million and each of Evergy Kansas Central's and Evergy Metro's is $64.7 million), payable at no more than $20.5 million (Evergy's share is $19.2 million and each of Evergy Kansas Central's and Evergy Metro's is $9.6 million) per incident per year per reactor for any commercial U.S. nuclear reactor qualifying incident. Both the total and yearly assessment is subject to an inflationary adjustment based on the Consumer Price Index and applicable premium taxes. In addition, the U.S. Congress could impose additional revenue-raising measures to pay claims.
Nuclear Property and Accidental Outage Insurance
The owners of Wolf Creek carry decontamination liability, nuclear property damage and premature nuclear decommissioning liability insurance for Wolf Creek totaling approximately $2.8 billion. Insurance coverage for non-nuclear property damage accidents total approximately $2.3 billion. In the event of an extraordinary nuclear accident, insurance proceeds must first be used for reactor stabilization and site decontamination in accordance with a plan mandated by the NRC. The Evergy Companies' share of any remaining proceeds can be used to pay for property damage or, if certain requirements are met, including decommissioning the plant, toward a shortfall in the nuclear decommissioning trust fund. The owners also carry additional insurance with NEIL to help cover costs of replacement power and other extra expenses incurred during a prolonged outage resulting from accidental property damage at Wolf Creek. If significant losses were incurred at any of the nuclear plants insured under the NEIL policies, the owners of Wolf Creek may be subject to retrospective assessments under the current policies of approximately $30.0 million (Evergy's share is $28.2 million and each of Evergy Kansas Central's and Evergy Metro's is $14.1 million).
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

Contractual Commitments - Fuel and Power
The Evergy Companies' contractual commitments for fuel and power at December 31, 2021 are detailed in the following tables. See Notes 9, 12 and 20 for information regarding pension, long-term debt and lease commitments, respectively.

Evergy
	2022	2023	2024	2025	2026	After 2026	Total
Purchase commitments	(millions)
Fuel	$403.1	$183.5	$130.2	$100.4	$106.7	$221.1	$1,145.0
Power	63.0	63.6	58.0	58.4	58.4	294.2	595.6
Total fuel and power commitments	$466.1	$247.1	$188.2	$158.8	$165.1	$515.3	$1,740.6

Evergy Kansas Central
	2022	2023	2024	2025	2026	After 2026	Total
Purchase commitments	(millions)
Fuel	$232.4	$102.6	$83.3	$69.4	$72.6	$121.3	$681.6
Power	0.9	0.9	0.9	0.9	0.9	3.6	8.1
Total fuel and power commitments	$233.3	$103.5	$84.2	$70.3	$73.5	$124.9	$689.7

Evergy Metro
	2022	2023	2024	2025	2026	After 2026	Total
Purchase commitments	(millions)
Fuel	$145.3	$73.7	$43.3	$28.4	$31.4	$99.8	$421.9
Power	35.1	35.3	29.2	29.2	29.2	166.9	324.9
Total fuel and power commitments	$180.4	$109.0	$72.5	$57.6	$60.6	$266.7	$746.8
Fuel commitments consist of commitments for nuclear fuel, coal and coal transportation. Power commitments consist of certain commitments for renewable energy under power purchase agreements, capacity purchases and firm transmission service.
15. GUARANTEES
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
At December 31, 2021, Evergy has provided $904.0 million of credit support for certain of its subsidiaries as follows:
•Evergy direct guarantees to Evergy Kansas Central and Evergy Metro counterparties for certain fuel supply contracts totaling $48.0 million, which expire in 2027; and
•Evergy's guarantee of Evergy Missouri West long-term debt totaling $856.0 million, which includes debt with maturity dates ranging from 2022 to 2043.
Evergy has also guaranteed Evergy Missouri West's commercial paper program. At December 31, 2021, Evergy Missouri West had $395.3 million of commercial paper outstanding. None of the guaranteed obligations are subject to default or prepayment if Evergy Missouri West's credit ratings were downgraded.

16. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
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
The operating expenses and capital costs billed for jointly-owned plants and shared services are detailed in the following table.

	2021	2020	2019
	(millions)
Evergy Kansas Central billings to Evergy Missouri West	$32.5	$37.6	$24.9
Evergy Metro billings to Evergy Missouri West	142.1	168.7	172.8
Evergy Kansas Central billings to Evergy Metro	29.4	34.7	40.6
Evergy Metro billings to Evergy Kansas Central	134.7	130.8	154.9
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
At December 31, 2021, Evergy Metro had a $155.0 million outstanding receivable from Evergy Missouri West under the money pool. At December 31, 2020, Evergy Metro had a $100.0 million outstanding receivable from Evergy Missouri West under the money pool.
Related Party Net Receivables and Payables
The following table summarizes Evergy Kansas Central's and Evergy Metro's related party net receivables and payables.

	December 31
	2021	2020
Evergy Kansas Central	(millions)
Net receivable from (payable to) Evergy	$(2.2)	$0.1
Net payable to Evergy Metro	(14.5)	(21.7)
Net receivable from Evergy Missouri West	10.4	6.6

Evergy Metro
Net receivable from Evergy	$8.7	$15.7
Net receivable from Evergy Kansas Central	14.5	21.7
Net receivable from Evergy Missouri West	254.5	188.1

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

	December 31
	2021	2020
Evergy Kansas Central	(millions)
Income taxes receivable from Evergy	$9.6	$25.3

Evergy Metro
Income taxes receivable from (payable to) Evergy	$(2.5)	$3.2
17. SHAREHOLDERS' EQUITY
Evergy's authorized capital stock consists of 600 million shares of common stock, without par value, and 12 million shares of Preference Stock, without par value.
Bluescape Energy Partners, LLC (Bluescape) Securities Purchase Agreement
In February 2021, Evergy entered into a securities purchase agreement with an affiliate of Bluescape. Pursuant to the securities purchase agreement, an affiliate of Bluescape agreed to purchase 2,269,447 shares of Evergy’s common stock for approximately $113.2 million and to receive a warrant to purchase up to 3,950,000 additional shares of Evergy’s common stock. Under the terms of the warrant, Evergy will have the option to elect a net cash settlement with respect to the exercise of the warrant under certain circumstances, or to net settle in shares of Evergy’s common stock. The warrant expires three years from issuance and has an exercise price equal to $64.70 per share. Following the satisfaction of customary closing conditions, Evergy completed the sale of its common stock and warrant to the affiliate of Bluescape in April 2021 for $112.5 million, net of issuance costs of $0.7 million. The Executive Chairman of Bluescape, C. John Wilder, joined the Evergy Board in March 2021.
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
As of December 31, 2021, all of Evergy's and Evergy Kansas Central's retained earnings and net income were free of restrictions and Evergy Metro had a retained earnings restriction of $386.9 million. As of December 31, 2021, Evergy's subsidiaries had restricted net assets of approximately $5.7 billion. These restrictions are not expected to affect the Evergy Companies' ability to pay dividends at the current level for the foreseeable future.
18. VARIABLE INTEREST ENTITIES
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

	December 31
	2021	2020
Assets:	(millions)
Property, plant and equipment of variable interest entities, net	$147.8	$154.9
Liabilities:
Current maturities of long-term debt of variable interest entities	$—	$18.8
Accrued interest(a)	—	0.1
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
19. TAXES
Components of income tax expense are detailed in the following tables.

Evergy	2021	2020	2019
Current income taxes	(millions)
Federal	$15.6	$(26.8)	$(39.5)
State	(0.4)	2.1	15.0
Total	15.2	(24.7)	(24.5)
Deferred income taxes
Federal	92.8	73.1	93.2
State	14.7	59.8	27.5
Total	107.5	132.9	120.7
Investment tax credit
Deferral	0.4	—	5.2
Amortization	(5.7)	(6.0)	(4.4)
Total	(5.3)	(6.0)	0.8
Income tax expense	$117.4	$102.2	$97.0

Evergy Kansas Central	2021	2020	2019
Current income taxes	(millions)
Federal	$53.3	$14.5	$37.9
State	(0.2)	(5.3)	2.6
Total	53.1	9.2	40.5
Deferred income taxes
Federal	3.8	(16.7)	(8.9)
State	(1.2)	168.1	18.4
Total	2.6	151.4	9.5
Investment tax credit
Deferral	0.3	—	5.2
Amortization	(4.3)	(4.8)	(3.1)
Total	(4.0)	(4.8)	2.1
Income tax expense	$51.7	$155.8	$52.1

Evergy Metro	2021	2020	2019
Current income taxes	(millions)
Federal	$39.2	$(0.2)	$43.9
State	3.2	10.8	22.4
Total	42.4	10.6	66.3
Deferred income taxes
Federal	6.5	29.8	(24.5)
State	4.8	(32.2)	(5.0)
Total	11.3	(2.4)	(29.5)
Investment tax credit
Amortization	(1.3)	(1.1)	(1.1)
Total	(1.3)	(1.1)	(1.1)
Income tax expense	$52.4	$7.1	$35.7
Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Evergy	2021	2020	2019
Federal statutory income tax	21.0%	21.0%	21.0%
COLI policies	(1.0)	(1.6)	(1.8)
State income taxes	1.0	4.3	5.0
Flow through depreciation for plant-related differences	(5.4)	(5.3)	(4.5)
Federal tax credits	(2.8)	(4.6)	(4.9)
Non-controlling interest	(0.3)	(0.3)	(0.4)
AFUDC equity	(0.6)	(0.5)	(0.1)
Amortization of federal investment tax credits	(0.4)	(0.6)	(0.5)
Changes in uncertain tax positions, net	—	—	(0.2)
Federal or state tax rate change	—	1.9	—
Valuation allowance	—	(0.2)	(1.0)
Stock compensation	—	(0.1)	0.1
Officer compensation limitation	0.5	0.2	0.1
Other	(0.4)	(0.2)	(0.4)
Effective income tax rate	11.6%	14.0%	12.4%

Evergy Kansas Central	2021	2020	2019
Federal statutory income tax	21.0%	21.0%	21.0%
COLI policies	(1.7)	(2.8)	(3.3)
State income taxes	(0.4)	3.8	5.3
Flow through depreciation for plant-related differences	(3.0)	(0.1)	(0.1)
Federal tax credits	(5.0)	(7.1)	(7.4)
Non-controlling interest	(0.5)	(0.6)	(0.8)
AFUDC equity	(0.6)	(0.5)	(0.1)
Amortization of federal investment tax credits	(0.5)	(0.7)	(0.7)
Changes in uncertain tax positions, net	—	—	(0.4)
Federal or state tax rate change	—	27.8	—
Valuation allowance	—	—	(0.4)
Stock compensation	(0.1)	(0.1)	(0.1)
Officer compensation limitation	0.3	—	—
Other	(0.1)	(0.9)	(0.3)
Effective income tax rate	9.4%	39.8%	12.7%

Evergy Metro	2021	2020	2019
Federal statutory income tax	21.0%	21.0%	21.0%
COLI policies	(0.2)	(0.3)	(0.2)
State income taxes	1.7	4.9	4.7
Flow through depreciation for plant-related differences	(7.8)	(10.0)	(9.4)
Federal tax credits	(0.2)	(1.9)	(2.5)
AFUDC equity	(0.7)	(0.5)	(0.2)
Amortization of federal investment tax credits	(0.4)	(0.4)	(0.4)
Federal or state tax rate change	—	(10.5)	—
Stock compensation	—	(0.4)	—
Officer compensation limitation	0.9	0.4	0.3
Other	0.1	—	(1.0)
Effective income tax rate	14.4%	2.3%	12.3%

Deferred Income Taxes
The tax effects of major temporary differences resulting in deferred income tax assets (liabilities) in the consolidated balance sheets is in the following table.

	December 31
	2021			2020
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Deferred tax assets:	(millions)
Tax credit carryforward	$375.2	$206.3	$162.1	$379.6	$176.5	$195.9
Income taxes refundable to customers, net	336.6	168.5	123.8	418.2	237.5	132.8
Deferred employee benefit costs	158.3	84.8	86.8	227.6	105.4	117.9
Net operating loss carryforward	40.2	—	—	51.0	—	0.2
Deferred state income taxes	146.9	101.0	38.6	145.9	101.7	37.8
Accrued liabilities	157.6	71.3	56.4	152.7	61.8	61.0
Other	200.0	100.6	59.6	181.0	91.4	44.8
Total deferred tax assets before valuation allowance	1,414.8	732.5	527.3	1,556.0	774.3	590.4
Valuation allowances	(12.8)	—	—	(14.4)	—	—
Total deferred tax assets, net	1,402.0	732.5	527.3	1,541.6	774.3	590.4
Deferred tax liabilities:
Plant-related	(2,701.1)	(1,308.7)	(996.7)	(2,693.7)	(1,341.2)	(972.1)
Deferred employee benefit costs	(96.8)	(52.9)	(43.5)	(171.4)	(75.6)	(76.3)
ARO regulatory assets	(133.7)	(53.9)	(49.9)	(136.7)	(49.9)	(54.3)
Acquisition premium	(43.9)	(43.9)	—	(46.9)	(46.9)	—
Other regulatory assets	(152.1)	(53.3)	(20.4)	(28.8)	(2.8)	(16.4)
Other	(136.3)	(87.7)	(22.9)	(128.9)	(82.4)	(30.1)
Total deferred tax liabilities	(3,263.9)	(1,600.4)	(1,133.4)	(3,206.4)	(1,598.8)	(1,149.2)
Net deferred income tax liabilities	$(1,861.9)	$(867.9)	$(606.1)	$(1,664.8)	$(824.5)	$(558.8)
Tax Credit Carryforwards
At December 31, 2021 and 2020, Evergy had $373.6 million and $379.6 million, respectively, of federal general business income tax credit carryforwards.  At December 31, 2021 and 2020, Evergy Kansas Central had $204.7 million and $176.5 million, respectively, of federal general business income tax credit carryforwards. At December 31, 2021 and 2020, Evergy Metro had $162.1 million and $195.9 million, respectively, of federal general business income tax credit carryforwards.  The carryforwards for Evergy, Evergy Kansas Central and Evergy Metro relate primarily to wind production tax credits and advanced coal investment tax credits and expire in the years 2022 to 2041. Approximately $0.1 million of Evergy's credits are related to Low Income Housing credits that were acquired in Great Plains Energy's acquisition of Evergy Missouri West.  Due to federal limitations on the utilization of income tax attributes acquired in the Evergy Missouri West acquisition, Evergy expects a portion of these credits to expire unutilized and has provided a valuation allowance against $0.1 million of the federal income tax benefit.

The year of origin of Evergy's, Evergy Kansas Central's and Evergy Metro's related tax benefit amounts for federal tax credit carryforwards as of December 31, 2021 are detailed in the following table.

	Amount of Benefit
Year of Origin	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
2004	0.1	—	—
2005	0.1	—	—
2006	0.1	—	—
2007	0.1	—	—
2009	38.2	0.2	37.9
2010	18.3	—	18.2
2011	13.3	—	13.2
2012	12.8	2.0	10.7
2013	24.3	11.3	12.9
2014	24.1	10.7	13.0
2015	24.7	10.9	13.2
2016	27.1	11.0	12.4
2017	43.9	35.1	8.2
2018	43.9	36.3	7.5
2019	37.7	30.9	6.7
2020	35.9	28.3	7.4
2021	29.0	28.0	0.8
	$373.6	$204.7	$162.1
Net Operating Loss Carryforwards
At December 31, 2021 and 2020, Evergy had $33.6 million and $42.2 million, respectively, of tax benefits related to federal net operating loss (NOL) carryforwards.  Approximately $7.1 million of Evergy's tax benefits at December 31, 2021 are related to NOLs that were acquired in the Evergy Missouri West acquisition. Due to federal limitations on the utilization of income tax attributes acquired in the Evergy Missouri West acquisition, Evergy expects a portion of these federal NOL carryforwards to expire unutilized and has provided a valuation allowance against $7.1 million of the federal income tax benefit. The federal NOL carryforwards expire in years 2023 to 2024.
The year of origin of Evergy's related tax benefit amounts for federal NOL carryforwards as of December 31, 2021 are detailed in the following table.

Year of Origin	Amount of Benefit
(millions)
2005	$1.9
2006	31.7
$33.6
In addition, Evergy also had deferred tax benefits of $6.6 million and $8.8 million related to state NOLs as of December 31, 2021 and 2020, respectively.  Evergy Metro had deferred tax benefits of $0.2 million related to state NOLs as of 2020. The state NOL carryforwards expire in years 2022 to 2038. Evergy does not expect to utilize $5.6 million of NOLs before the expiration date of the carryforwards of NOLs in certain states. Therefore, a valuation allowance has been provided against $5.6 million of state tax benefits.

Alternative Minimum Tax (AMT) Carryforwards
At December 31, 2021, Evergy and Evergy Kansas Central had $1.6 million of federal AMT carryforwards.
Valuation Allowances
Evergy is required to assess the ultimate realization of deferred tax assets using a "more likely than not" assessment threshold.  This assessment takes into consideration tax planning strategies within Evergy's control.  As a result of this assessment, Evergy has established a partial valuation allowance for federal and state tax NOL carryforwards and tax credit carryforwards. During 2021, $1.5 million of tax benefit was recorded in continuing operations primarily related to utilization or expiration of certain state NOL carryforwards.
Uncertain Tax Positions
Evergy is considered open to U.S. federal examination for years after 2009 due to the carryforward of net operating losses and general business income tax credits. With few exceptions, Evergy is no longer subject to state and local tax examinations by tax authorities for years before 2016. As of December 31, 2021, Evergy does not have any significant income tax issues under examination.
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

Prior to 2021, Evergy Kansas Central and Evergy Metro recovered the cost of Kansas corporate income taxes in rates from their customers at the statutory rate of 7%. In accordance with the provisions of the income tax exemption, Evergy Metro and Evergy Kansas Central filed a joint application with the KCC in July 2020 to reduce their retail rates to reflect their exemption from Kansas corporate income taxes beginning in 2021. In the joint application, Evergy Metro requested to implement its rate reduction in one phase, effective January 1, 2021, and Evergy Kansas Central requested to implement its rate reduction in three phases, effective January 1 in each of 2021, 2022 and 2023. In November 2020, the KCC approved Evergy Kansas Central's and Evergy Metro's joint application.
20. LEASES
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
The Evergy Companies have entered into several agreements to purchase energy through renewable purchase power agreements that are accounted for as leases that commenced prior to the application of Topic 842-Leases. Due to the intermittent nature of renewable generation, these leases have significant variable lease payments not included in the initial and subsequent measurement of the lease liability. Variable lease payments are expensed as incurred. In addition, certain other contracts contain payment for activity that transfers a separate good or service such as utilities or common area maintenance. The Evergy Companies have elected a practical expedient permitted by GAAP to not separate such components of the lease from other lease components for all leases.
The Evergy, Evergy Kansas Central and Evergy Metro leases have remaining terms ranging from 1 to 17 years, 1 to 17 years and 1 to 11 years, respectively. Leases that have original lease terms of twelve months or less are not recognized on the Evergy Companies’ balance sheets. Some leases have options to renew the lease or terminate early at the election of the Evergy Companies. Judgment is applied at lease commencement to determine the reasonably certain lease term based on then-current assumptions about use of the leased asset, market conditions and terms in the contract. The judgment applied to determine the lease term can significantly impact the measurement of the lease liability and right-of-use asset and lease classification.
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

The Evergy Companies’ lease expense is detailed in the following table.

Evergy	2021	2020	2019
Finance lease costs	(millions)
Amortization of right-of-use assets	$5.1	$7.7	$5.2
Interest on lease liabilities	2.5	3.1	2.9
Operating lease costs	21.8	22.9	23.8
Short-term lease costs	5.9	2.1	4.0
Variable lease costs for renewable purchase power agreements	280.3	296.6	313.0
Total lease costs	$315.6	$332.4	$348.9

Evergy Kansas Central	2021	2020	2019
Finance lease costs	(millions)
Amortization of right-of-use assets	$4.5	$7.2	$5.0
Interest on lease liabilities	2.4	2.8	2.7
Operating lease costs	12.9	11.9	13.2
Short-term lease costs	1.8	0.5	1.2
Variable lease costs for renewable purchase power agreements	145.8	135.6	130.8
Total lease costs	$167.4	$158.0	$152.9

Evergy Metro	2021	2020	2019
Finance lease costs	(millions)
Amortization of right-of-use assets	$0.4	$0.3	$0.1
Interest on lease liabilities	0.1	0.1	0.1
Operating lease costs	9.0	9.3	9.2
Short-term lease costs	3.0	1.5	2.6
Variable lease costs for renewable purchase power agreements	101.0	112.2	129.2
Total lease costs	$113.5	$123.4	$141.2
Supplemental cash flow information related to the Evergy Companies' leases is detailed in the following table.

Evergy	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:	(millions)
Operating cash flows from operating leases	$20.7	$22.2	$21.7
Operating cash flows from finance leases	2.6	2.8	2.8
Financing cash flows from finance leases	5.3	5.6	5.0
Right-of-use assets obtained in exchange for new operating lease liabilities	16.4	6.9	10.4
Right-of-use assets obtained in exchange for new finance lease liabilities	1.4	5.6	8.3

Evergy Kansas Central	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:	(millions)
Operating cash flows from operating leases	$11.8	$12.9	$13.7
Operating cash flows from finance leases	2.4	2.5	2.6
Financing cash flows from finance leases	4.7	5.1	4.8
Right-of-use assets obtained in exchange for new operating lease liabilities	7.1	6.6	6.1
Right-of-use assets obtained in exchange for new finance lease liabilities	1.4	4.0	8.3

Evergy Metro	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:	(millions)
Operating cash flows from operating leases	$10.4	$10.8	$9.9
Operating cash flows from finance leases	0.1	0.1	0.1
Financing cash flows from finance leases	0.5	0.4	0.1
Right-of-use assets obtained in exchange for new operating lease liabilities	9.3	0.3	2.4
Right-of-use assets obtained in exchange for new finance lease liabilities	—	1.6	—
Finance Leases
Right-of-use assets for finance leases are included in property, plant and equipment on the Evergy Companies’ balance sheets. Lease liabilities for finance leases are included in other current and other long-term liabilities. Payments and other supplemental information for finance leases as of December 31, 2021, are detailed in the following table.

	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
2022	$7.8	$7.1	$0.6
2023	6.7	5.9	0.6
2024	5.5	4.7	0.6
2025	4.7	4.2	0.3
2026	4.4	3.9	0.2
After 2026	38.5	37.8	0.3
Total finance lease payments	67.6	63.6	2.6
Amounts representing imputed interest	(21.3)	(20.6)	(0.4)
Present value of lease payments	46.3	43.0	2.2
Less: current portion	(5.4)	(4.9)	(0.5)
Total long-term obligations under finance leases	$40.9	$38.1	$1.7

Right-of-use assets under finance leases included in property, plant and equipment, net on the consolidated balance sheets	$310.3	$50.6	$2.2

Weighted-average remaining lease term (years)	13.3	13.9	5.0
Weighted-average discount rate	5.6%	5.6%	5.1%

Operating Leases
Right-of-use assets for operating leases are included in other long-term assets on the Evergy Companies’ balance sheets. Lease liabilities for operating leases are included in other current and other long-term liabilities. Lease payments and other supplemental information for operating leases as of December 31, 2021, are detailed in the following table.

	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
2022	$18.8	$9.4	$9.2
2023	15.3	6.5	8.6
2024	12.5	4.3	7.9
2025	8.5	2.2	6.4
2026	5.9	0.7	5.4
After 2026	30.3	0.1	30.3
Total operating lease payments	91.3	23.2	67.8
Amounts representing imputed interest	(7.3)	(1.0)	(6.3)
Present value of lease payments	84.0	22.2	61.5
Less: current portion	(17.1)	(9.0)	(8.0)
Total long-term obligations under operating leases	$66.9	$13.2	$53.5

Right-of-use assets under operating leases included in other assets on the consolidated balance sheets	$90.7	$29.0	$46.7

Weighted-average remaining lease term (years)	7.6	3.0	9.3
Weighted-average discount rate	2.2%	2.4%	2.1%
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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Evergy.  Under the supervision and with the participation of Evergy’s chief executive officer and chief financial officer, management evaluated the effectiveness of Evergy’s internal control over financial reporting as of December 31, 2021.  Management used for this evaluation the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.
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
Management has concluded that, as of December 31, 2021, Evergy’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework.  Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued its attestation report on Evergy’s internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Evergy, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Evergy, Inc. and subsidiaries (the "Company") as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements and financial statement schedules.
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
February 24, 2022

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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Kansas Central’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Evergy Kansas Central.  Under the supervision and with the participation of Evergy Kansas Central’s chief executive officer and chief financial officer, management evaluated the effectiveness of Evergy Kansas Central’s internal control over financial reporting as of December 31, 2021. Management used for this evaluation the framework in Internal Control - Integrated Framework (2013) issued by the COSO of the Treadway Commission.
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
Management has concluded that, as of December 31, 2021, Evergy Kansas Central’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Metro’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Evergy Metro.  Under the supervision and with the participation of Evergy Metro’s chief executive officer and chief financial officer, management evaluated the effectiveness of Evergy Metro’s internal control over financial reporting as of December 31, 2021.  Management used for this evaluation the framework in Internal Control - Integrated Framework (2013) issued by the COSO of the Treadway Commission.
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
Management has concluded that, as of December 31, 2021, Evergy Metro’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework.
ITEM 9B.  OTHER INFORMATION
Investors should note that the Evergy Companies announce material financial information in SEC filings, press releases and public conference calls. In accordance with SEC guidelines, the Evergy Companies also use the Investor Relations tab on their website, http://investors.evergy.com, to communicate with investors. It is possible that the financial and other information posted there could be deemed to be material information. The information on Evergy's website is not part of this document.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
Information required by Items 10-14 of Part III of this Form 10-K with respect to Evergy will be included in an amendment to this Form 10-K, or incorporated by reference to Evergy's definitive proxy statement with respect to its 2022 Annual Meeting of Shareholders (Proxy Statement) on or before April 29, 2022.
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
•Information regarding the Audit Committee of Evergy will be contained in the Proxy Statement section titled "Corporate Governance Matters - Board Structure - Audit Committee."
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
ITEM 11. EXECUTIVE COMPENSATION
Evergy
The information required by this item will be included in an amendment to this Form 10-K or will be incorporated by reference to the following sections of the Proxy Statement: "Proxy Statement Summary and Highlights - Executive Compensation Highlights," "Director Compensation," "Executive Summary of Compensation Matters," "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation Tables," "Director Independence" and "Other Matters - Compensation Committee Interlocks and Insider Participation."
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
In connection with the 2022 annual meeting of shareholders, Evergy is seeking shareholder approval to amend and restate the Evergy, Inc. Long-Term Incentive Plan, and increase the number of shares of common stock available for future issuance, among other things. Additional information required by this item can be found in "Proposal 3: Approval of the Amended and Restated Evergy Long-Term Incentive Plan" and "Appendix C" of the Proxy Statement.

The following table provides information, as of December 31, 2021, regarding the number of common shares to be issued upon exercise of outstanding options, warrants and rights, their weighted average exercise price, and the number of shares of common stock remaining available for future issuance. The table excludes shares issued or issuable under any defined contribution savings plans.

Number of securities
	Number of		remaining available
	securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (3)
Evergy Long-Term Incentive Plan	930,845 (1)	$— (2)	1,296,632
Equity compensation plans not approved by security holders	—	—	—
Total	930,845 (1)	$— (2)	1,296,632
(1)Includes 253,046 RSUs with time-based requirements, 513,715 RSUs with performance measures at target performance levels, 36,036 restricted share awards and director deferred share units for 128,048 shares of Evergy common stock outstanding at December 31, 2021.
(2)The RSUs, RSAs and director deferred share units have no exercise price and therefore are not reflected in the weighted-average exercise price.
(3) The Evergy Kansas Central, Inc. LTISA will not be used for future awards. As of December 31, 2021, there were approximately 312,568 units outstanding that were deferred pursuant to the Evergy Kansas Central, Inc. non-employee deferred compensation program. Deferred units will continue to receive deferred dividend equivalents in the form of additional deferred units until payouts pursuant to elections begin.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Evergy
The information required by this item regarding the independent auditors of Evergy and its subsidiaries will be included in an amendment to this Form 10-K or will be incorporated by reference to the "Ratification of Appointment of Deloitte & Touche LLP" (PCAOB ID No. 34) section of the Proxy Statement.

Evergy Kansas Central and Evergy Metro
The Audit Committee of the Evergy Board functions as the Audit Committee of Evergy Kansas Central and Evergy Metro. The following tables set forth the aggregate fees billed by Deloitte & Touche LLP for audit services rendered in connection with the consolidated financial statements and reports for 2021 and 2020 and for other services rendered during 2021 and 2020 on behalf of Evergy Kansas Central and Evergy Metro, as well as all out-of-pocket costs incurred in connection with these services:

Evergy Kansas Central	2021	2020
Fee Category
Audit Fees	$1,852,798	$2,025,969
Audit-Related Fees	50,734	—
Tax Fees	86,098	51,385
All Other Fees	—	—
Total Fees	$1,989,630	$2,077,354

Evergy Metro	2021	2020
Fee Category
Audit Fees	$1,293,049	$1,412,546
Audit-Related Fees	50,734	—
Tax Fees	29,219	40,799
All Other Fees	—	—
Total Fees	$1,373,002	$1,453,345
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements

Evergy, Inc.		Page No.

a.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019	72

b.	Consolidated Balance Sheets - December 31, 2021 and 2020	73

c.	Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019	75

d.	Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019	76

e.	Notes to Consolidated Financial Statements	87

f.	Report of Independent Registered Public Accounting Firm	63

Evergy Kansas Central, Inc.

g.	Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019	77

h.	Consolidated Balance Sheets - December 31, 2021 and 2020	78

i.	Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019	80

j.	Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019	81

k.	Notes to Consolidated Financial Statements	87

l.	Report of Independent Registered Public Accounting Firm	66

Evergy Metro, Inc.

m.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019	82

n.	Consolidated Balance Sheets - December 31, 2021 and 2020	83

o.	Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019	85

p.	Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019	86

q.	Notes to Consolidated Financial Statements	87

r.	Report of Independent Registered Public Accounting Firm	69

Financial Statement Schedules

	Evergy, Inc.

a.	Schedule I - Parent Company Financial Statements	178

b.	Schedule II - Valuation and Qualifying Accounts and Reserves	182

	Evergy Kansas Central, Inc.
c.	Schedule II - Valuation and Qualifying Accounts and Reserves	182

	Evergy Metro, Inc.

d.	Schedule II - Valuation and Qualifying Accounts and Reserves	183

Exhibits

Exhibit Number		Description of Document	Registrant

2.1	*
Agreement and Plan of Merger, dated May 29, 2016, by and among Evergy Kansas Central, Inc. (formerly Westar Energy Inc.), Great Plains Energy Incorporated and, from and after its accession thereto, Merger Sub (as defined therein) (Exhibit 2.1 to Great Plains Energy's Form 8-K filed on May 31, 2016).
Evergy Evergy Kansas Central

2.2	*
Amended and Restated Merger Agreement, dated July 9, 2017, by and among Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.), Great Plains Energy Incorporated, Monarch Energy Holding, Inc., King Energy, Inc. and, solely for the purposes set forth therein, GP Star, Inc. (Exhibit 2.1 to Great Plains Energy's Form 8-K filed on July 10, 2017).
Evergy Evergy Kansas Central

3.1	*	Amended and Restated Articles of Incorporation of Evergy, Inc., effective June 4, 2018 (Exhibit 3.1 to Form 8-K filed on June 4, 2018).	Evergy

3.2	*	Amended and Restated By-laws of Evergy, Inc., effective as of February 15, 2022 (Exhibit 3.1 to Evergy's Form 8-K filed on February 22, 2022).	Evergy

3.3	*	Amended and Restated Articles of Consolidation of Evergy Metro, Inc., as amended September 16, 2019 (Exhibit 3.1 to Evergy Metro's Form 10-Q for the quarter ended September 30, 2019).	Evergy Metro

3.4	*	Amended and Restated By-laws of Evergy Metro, Inc., effective February 28, 2020 (Exhibit 3.3 to Evergy Metro's Form 8-K filed on March 2, 2020).	Evergy Metro

3.5	*
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
Second Supplemental Indenture, dated September 25, 2007, between Evergy, Inc. (successor to Great Plains Energy Incorporated) and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.1 to Great Plains Energy's Form 8-K filed on September 26, 2007).
Evergy

4.4	*
Third Supplemental Indenture, dated August 13, 2010, between Evergy, Inc. (successor to Great Plains Energy Incorporated) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Great Plains Energy's Form 8-K filed on August 13, 2010).
Evergy

4.5	*
Fourth Supplemental Indenture, dated May 19, 2011, between Evergy, Inc. (successor to Great Plains Energy Incorporated) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Great Plains Energy's Form 8-K filed on May 19, 2011).
Evergy

4.6	*
Fifth Supplemental Indenture, dated March 9, 2017, between Evergy, Inc. (successor to Great Plains Energy Incorporated) and The Bank of New York Trust Company, N.A. as trustee (Exhibit 4.1 to Great Plains Energy's Form 8-K filed on March 9, 2017).
Evergy

4.7	*
Sixth Supplemental Indenture, dated June 4, 2018, by and among Great Plains Energy Incorporated, Evergy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy's Form 8-K filed on June 4, 2018).
Evergy

4.8	*
Seventh Supplemental Indenture, dated as of September 9, 2019 between Evergy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy's Form 8-K filed on September 9, 2019).
Evergy

4.9	*
Subordinated Indenture, dated May 18, 2009, between Evergy, Inc. (successor to Great Plains Energy Incorporated) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Great Plains Energy's Form 8-K filed on May 19, 2009).
Evergy

4.10	*
Supplemental Indenture No. 1, dated May 18, 2009, between Evergy, Inc. (successor to Great Plains Energy Incorporated) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.2 to Great Plains Energy's Form 8-K filed on May 19, 2009).
Evergy

4.11	*
Supplemental Indenture No. 2, dated March 22, 2012, between Evergy, Inc. (successor to Great Plains Energy Incorporated) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Great Plains Energy's Form 8-K filed on March 23, 2012).
Evergy

4.12	*
Supplemental Indenture No. 3, dated June 4, 2018, by and among Great Plains Energy Incorporated, Evergy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.2 to Evergy's Form 8-K filed on June 4, 2018).
Evergy

4.13	*
Indenture, dated August 24, 2001, between Evergy Missouri West, Inc. (formerly Aquila, Inc.) and BankOne Trust Company, N.A., as trustee (Exhibit 4(d) to Registration Statement on Form S-3 (File No. 333-68400) filed by Aquila, Inc. on August 27, 2001).
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
Sixteenth Supplemental Indenture, March 1, 2019, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) UMB Bank N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.3 to Evergy's Form 8-K filed on March 14, 2019).
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
Supplemental Indenture No. 5, dated August 18, 2015, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York Mellon Trust Company, N.A., trustee (Exhibit 4.1 to Evergy Metro's Form 8-K filed on August 18, 2015).
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
Note Purchase Agreement, dated August 16, 2013, among Evergy Missouri West, Inc. (formerly KCP&L Greater Missouri Operations Company), Evergy, Inc. and the purchasers party thereto (Exhibit 4.1 to Great Plains Energy's Form 8-K filed on August 19, 2013).
Evergy

4.40	*
Note Purchase Agreement dated February 12, 2019, among Evergy Missouri West, Inc. (formerly KCP&L Greater Missouri Operations Company), Evergy, Inc. and the purchasers party thereto (Exhibit 4.5 to Evergy's Form 10-Q for the quarter ended March 31, 2019).
Evergy

4.41	*
Note Purchase Agreement, dated April 20, 2021, among Evergy Missouri West, Inc. (formerly KCP&L Greater Missouri Operations Company), Evergy, Inc. and the purchasers party thereto (Exhibit 4.1 to Evergy's 8-K filed on April 20, 2021).
Evergy

4.42	*
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
Evergy Evergy Kansas Central

4.48	*
Thirty-Second Supplemental Indenture, dated April 15, 1994, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc. and Western Resources, Inc.) and Harris Trust and Savings Bank, as trustee (Exhibit 4(s) to Evergy Kansas Central's Form 10-K for the fiscal year ended December 31, 1994).
Evergy Evergy Kansas Central

4.49	*
Thirty-Fourth Supplemental Indenture, dated June 28, 2000, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc. and Western Resources, Inc.) and Harris Trust and Savings Bank, as trustee (Exhibit 4(v) to Evergy Kansas Central's Form 10-K for the fiscal year ended December 31, 2000).
Evergy Evergy Kansas Central

4.50	*
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
Evergy Evergy Kansas Central

4.52	*
Thirty-Ninth Supplemental Indenture, dated June 30, 2005, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and BNY Midwest Trust Company, as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on July 1, 2005).
Evergy Evergy Kansas Central

4.53	*
Forty-Second Supplemental Indenture, dated March 1, 2012, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on February 29, 2012).
Evergy Evergy Kansas Central

4.54	*
Forty-Second Supplemental (Reopening) Indenture, dated May 17, 2012, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on May 16, 2012).
Evergy Evergy Kansas Central

4.55	*
Forty-Third Supplemental Indenture, dated March 28, 2013, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on March 22, 2013).
Evergy Evergy Kansas Central

4.56	*
Forty-Fourth Supplemental Indenture, dated August 19, 2013, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on August 14, 2013).
Evergy Evergy Kansas Central

4.57	*
Forty-Fifth Supplemental Indenture, dated November 13, 2015, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on November 6, 2015).
Evergy Evergy Kansas Central

4.58	*
Forty-Sixth Supplemental Indenture, dated June 20, 2016, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on June 17, 2016).
Evergy Evergy Kansas Central

4.59	*
Forty-Seventh Supplemental Indenture, dated March 6, 2017, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on March 3, 2017).
Evergy Evergy Kansas Central

4.60	*
Forty-Eighth Supplemental Indenture, dated June 4, 2018, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on June 4, 2018).
Evergy Evergy Kansas Central

4.61	*
Forty-Ninth Supplemental Indenture, dated August 19, 2019, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on August 19, 2019).
Evergy Evergy Kansas Central

4.62	*
Fiftieth Supplemental Indenture, dated as of April 9, 2020, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on April 9, 2020).
Evergy Evergy Kansas Central

4.63	*
Senior Indenture, dated August 1, 1998, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and Deutsche Bank Trust Company Americas, as trustee, including Form of Senior Note (Exhibit 4.1 to Evergy Kansas Central's Form 10-Q for the quarter ended June 30, 1998).
Evergy Evergy Kansas Central

4.64	*
Form of Subordinated Indenture between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee, including Form of Subordinated Note (Exhibit 4.3 to Evergy Kansas Central's Form S-3 filed on March 18, 2016 (No. 333-210266)).
Evergy Evergy Kansas Central

4.65	*	Description of Securities (Exhibit 4.64 to Evergy, Inc.'s Form 10-K for the fiscal year ended December 31, 2020).	Evergy Evergy Kansas Central Evergy Metro

10.1	*+
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
Evergy Evergy Metro

10.4	*+	Form of Evergy, Inc. (successor to Great Plains Energy Incorporated) 2017 three-year Performance Share Agreement (Exhibit 10.1 to Great Plains Energy's Form 10-Q for the quarter ended March 31, 2017).	Evergy Evergy Metro

10.5	*+
Form of Amendment to Appendix A to Evergy, Inc. (successor to Great Plains Energy Incorporated) 2017 three-year Performance Share Agreement (Exhibit 10.9 to Evergy's Form 10-K for the fiscal year ended December 31, 2018).
Evergy Evergy Metro

10.6	*+	Form of Evergy, Inc. (successor to Great Plains Energy Incorporated) 2017 Restricted Stock Agreement (Exhibit 10.2 to Great Plains Energy's Form 10-Q for the quarter ended March 31, 2017).	Evergy Evergy Metro

10.7	*+	Form of Evergy, Inc. (successor to Great Plains Energy Incorporated) 2018 three-year Performance Share Agreement (Exhibit 10.1 to Great Plains Energy's Form 10-Q for the quarter ended March 31, 2018).	Evergy Evergy Metro

10.8	*+
Form of Amendment to Appendix A to Evergy, Inc. (successor to Great Plains Energy Incorporated) 2018 three-year Performance Share Agreement (Exhibit 10.12 to Evergy's Form 10-K for the fiscal year ended December 31, 2018).
Evergy Evergy Metro

10.9	*+	Form of Evergy, Inc. (successor to Great Plains Energy Incorporated) 2018 Restricted Stock Agreement (Exhibit 10.2 to Great Plains Energy's Form 10-Q for the quarter ended March 31, 2018).	Evergy Evergy Metro

10.10	*+	Form of Evergy, Inc. (successor to Great Plains Energy Incorporated) 2018 Restricted Stock Unit Agreement (Exhibit 10.1 to Great Plains Energy's Form 8-K filed on June 4, 2018).	Evergy Evergy Metro

10.11	*+	Form of Evergy, Inc. (successor to Great Plains Energy Incorporated) 2018 Cash Retention Payment Agreement (Exhibit 10.2 to Great Plains Energy's Form 8-K filed on June 4, 2018).	Evergy Evergy Metro

10.12	*+
Evergy, Inc. Long-Term Incentive Plan (formerly the Great Plains Energy Incorporated Long-Term Incentive Plan, as amended), effective June 4, 2018 (Exhibit 99.1 to Evergy's Registration Statement on Form S-8 filed on June 15, 2018 (File No. 333-225673)).
Evergy Evergy Metro Evergy Kansas Central

10.13	*+	Form of Evergy, Inc. 2019 Performance-Based Restricted Stock Unit Agreement (Exhibit 10.1 to Evergy's Form 8-K filed on February 15, 2019).	Evergy Evergy Metro Evergy Kansas Central

10.14	*+	Form of Evergy, Inc. 2019 Time-Based Restricted Stock Unit Agreement (Exhibit 10.2 to Evergy's Form 8-K filed on February 15, 2019).	Evergy Evergy Metro Evergy Kansas Central

10.15	*+	Form of Evergy, Inc. 2020 Performance-Based Restricted Stock Unit Agreement (Exhibit 10.19 to Evergy's Form 10-K for the fiscal year ended December 31, 2019)	Evergy Evergy Metro Evergy Kansas Central

10.16	*+	Form of Evergy, Inc. 2020 Time-Based Restricted Stock Unit Agreement (Exhibit 10.20 to Evergy's Form 10-K for the fiscal year ended December 31, 2019).	Evergy Evergy Metro Evergy Kansas Central

10.17	*+	Form of Evergy, Inc. 2021 Performance-Based Restricted Stock Unit Agreement. (Exhibit 10.21 to Evergy's Form 10-K for the fiscal year ended December 31, 2020).	Evergy Evergy Metro Evergy Kansas Central

10.18	*+	Form of Evergy, Inc. 2021 Time-Based Restricted Stock Unit Agreement. (Exhibit 10.22 to Evergy's Form 10-K for the fiscal year ended December 31, 2020).	Evergy Evergy Metro Evergy Kansas Central

10.19	+	Form of Evergy, Inc. 2022 Performance-Based Restricted Stock Unit Agreement.	Evergy Evergy Metro Evergy Kansas Central

10.20	+	Form of Evergy, Inc. 2022 Time-Based Restricted Stock Unit Agreement.	Evergy Evergy Metro Evergy Kansas Central

10.21	+	Evergy, Inc. 2022 Annual Incentive Plan.	Evergy Evergy Metro Evergy Kansas Central

10.22	*+
Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) Amended and Restated Long-Term Incentive and Share Award Plan, effective January 1, 2016 (Appendix B to Evergy Kansas Central's Proxy Statement filed on April 1, 2016).
Evergy Evergy Kansas Central

10.23	*+	Form of Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) 2018 Restricted Share Unit Agreement (Exhibit 10.1 to Evergy Kansas Central's Form 8-K filed on June 4, 2018).	Evergy Evergy Kansas Central

10.24	*+	Evergy, Inc. 2019 Annual Incentive Plan (Exhibit 10.5 to Evergy's Form 10-Q for the quarter ended March 31, 2019).	Evergy Evergy Metro Evergy Kansas Central

10.25	*+	Evergy, Inc. 2020 Annual Incentive Plan (Exhibit 10.24 to Evergy's Form 10-K for the fiscal year ended December 31, 2019).	Evergy Evergy Metro Evergy Kansas Central

10.26	*+	Evergy, Inc. 2021 Annual Incentive Plan. (Exhibit 10.27 to Evergy's Form 10-K for the fiscal year ended December 31, 2020).	Evergy Evergy Metro Evergy Kansas Central

10.27	*+	David A. Campbell Offer Letter, dated December 3, 2020 (Exhibit 10.1 to Evergy's Form 8-K filed on December 8, 2020).	Evergy Evergy Metro Evergy Kansas Central

10.28	*+	Form of Time-Based Restricted Stock Award Agreement for David A. Campbell (Exhibit 10.3 to Evergy's Form 8-K/A filed on December 22, 2020).	Evergy Evergy Metro Evergy Kansas Central

10.29	*+	Kirkland B. Andrews Offer Letter, dated January 30, 2021 (Exhibit 10.1 to Evergy's Form 8-K filed on February 4, 2021).	Evergy Evergy Metro Evergy Kansas Central

10.30	*+	Form of Time-Based Restricted Stock Unit Award Agreement for Kirkland Andrews (Exhibit 10.31 to Evergy's Form 10-K for the period ended December 31, 2020).	Evergy Evergy Metro Evergy Kansas Central

10.31	*+	Form of Indemnification Agreement with Evergy, Inc. officers and directors (Exhibit 10.2 to Evergy's Form 10-Q for the quarter ended September 30, 2018).	Evergy Evergy Metro Evergy Kansas Central

10.32	*+	Form of Evergy, Inc. (successor to Great Plains Energy Incorporated) Change in Control Severance Agreement (Exhibit 10.1.e to Great Plains Energy's Form 10-Q for the quarter ended September 30, 2006).	Evergy Evergy Metro

10.33	*+
Form of Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) Amended and Restated Change in Control Agreement (Exhibit 10(g) to Evergy Kansas Central's Form 10-K for the period ended December 31, 2015).
Evergy Evergy Kansas Central

10.34	*+	Form of Evergy, Inc. Amended and Restated Change-in-Control Severance Agreement (Exhibit 10.4 to Evergy's Form 10-Q for the quarter ended March 31, 2019).	Evergy Evergy Metro Evergy Kansas Central

10.35	*+	Evergy, Inc. Executive Severance Plan, dated November 6, 2019 (Exhibit 10.1 to Evergy's Form 10-Q for the quarter ended September 30, 2019).	Evergy

10.36	*+	Evergy, Inc. Supplemental Executive Retirement Plan, effective June 4, 2018 (Exhibit 10.6 to Evergy's Form 10-Q for the quarter ended June 30, 2018).	Evergy Evergy Metro Evergy Kansas Central

10.37	*+	Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) Retirement Benefit Restoration Plan (Exhibit 10.1 to Evergy Kansas Central's Form 8-K filed on April 2, 2010).	Evergy Evergy Kansas Central

10.38	*+
Amendment dated December 12, 2018 to Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) Retirement Benefit Restoration Plan (Exhibit 10.35 to Evergy Kansas Central's Form 10-K for the fiscal year ended December 31, 2018).
Evergy Evergy Kansas Central

10.39	*+
Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) Non-Employee Director Nonqualified Deferred Compensation Plan, as amended and restated May 17, 2018 (Exhibit 10.8 to Evergy Kansas Central's Form 10-Q for the quarter ended June 30, 2018).
Evergy Evergy Kansas Central

10.40	*+	Evergy, Inc. Nonqualified Deferred Compensation Plan, effective June 4, 2018 (Exhibit 10.39 to Evergy's Form 10-K for the fiscal year ended December 31, 2018).	Evergy Evergy Metro Evergy Kansas Central

10.41	*+	Summary of Evergy, Inc. Non-Employee Director Compensation (Exhibit 10.14 to Evergy's For 10-Q for the quarter ended March 31, 2021).	Evergy Evergy Metro Evergy Kansas Central

10.42	*
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
Evergy Evergy Metro Evergy Kansas Central

10.43	*
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
Evergy Evergy Metro Evergy Kansas Central

10.44	*
Amended and Restated Credit Agreement, dated August 31, 2021, by and among Evergy, Inc., Evergy Missouri West, Inc. (formerly KCP&L Greater Missouri Operations Company), Evergy Metro, Inc. (formerly Kansas City Power & Light Company), Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.), as Borrowers, the lenders referred to therein, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, Bank of America, N.A., Citibank, N.A., MUFG Bank, Ltd., TD Bank, N.A. and U.S. Bank National Association as Co-Syndication Agents and Issuing Lenders, Wells Fargo Securities, LLC, as Sustainability Structuring Agent, and Wells Fargo Securities, LLC, Citigroup Global Markets Inc., BOFA Securities, Inc., MUFG Bank, Ltd., TD Securities (USA) LLC and U.S. Bank National Association as Joint Lead Arrangers and Joint Bookrunners. (Exhibit 10.1 to Evergy's Form 8-K filed on August 31, 2021).
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
Evergy

10.48	*
Guaranty Agreement, dated April 20, 2021, issued by Evergy, Inc. in favor of the holders of Evergy Missouri West, Inc.'s 3.49% Senior Notes due 2025, 4.06% Senior Notes due 2033 and 4.74% Senior Notes due 2043 (Exhibit 10.2 to Evergy's Form 8-K filed on April 20, 2021).
Evergy

10.49	*
Guaranty Agreement, dated April 20, 2021, issued by Evergy, Inc. in favor of the holders of Evergy Missouri West, Inc.'s 3.75% Senior Notes due 2022 (Exhibit 10.3 to Evergy's Form 8-K filed on April 20, 2021).
Evergy

10.50	*
Agreement, dated February 28, 2020, among Evergy, Inc., Elliott Investment Management L.P., Elliott Associates, L.P. and Elliott International, L.P. (Exhibit 10.1 to Evergy's Form 8-K filed on March 2, 2020).
Evergy

10.51	*
Amendment, dated March 25, 2020 among Evergy, Inc., Elliott Investment Management L.P., Elliott Associates, L.P. and Elliott International, L.P. (Exhibit 10.1 to Evergy's Form 8-K filed on March 26, 2020).
Evergy

10.52	*	Cooperation Agreement, dated February 25, 2021, by and between Evergy, Inc. and Bluescape Energy Partners, LLC (Exhibit 10.1 to Evergy's Form 8-K filed on February 26, 2021).	Evergy

10.53	*	Securities Purchase Agreement, dated February 25, 2021, by and between Evergy, Inc. and BEP Special Situations V LLC. (Exhibit 10.2 to Evergy's Form 8-K filed on February 26, 2021).	Evergy

10.54	*	Registration Rights Agreement, dated April 14, 2021, by and between Evergy, Inc. and BEP Special Situations V LLC. (Exhibit 10.1 to Evergy's Form 8-K filed on April 14, 2021.	Evergy

10.55	*	Warrant No. 1 issued by Evergy, Inc. on April 14, 2021 (Exhibit 10.2 to Evergy's Form 8-K filed on April 14, 2021).	Evergy

21.1		List of Subsidiaries.	Evergy Evergy Kansas Central

23.1		Consent of Independent Registered Public Accounting Firm.	Evergy

23.2		Consent of Independent Registered Public Accounting Firm.	Evergy Metro

23.3		Consent of Independent Registered Public Accounting Firm.	Evergy Kansas Central

24.1		Powers of Attorney.	Evergy

24.2		Powers of Attorney.	Evergy Kansas Central

24.3		Powers of Attorney.	Evergy Metro

31.1		Rule 13a-14(a)/15d-14(a) Certification of David A. Campbell.	Evergy

31.2		Rule 13a-14(a)/15d-14(a) Certification of Kirkland B. Andrews.	Evergy

31.3		Rule 13a-14(a)/15d-14(a) Certification of David A. Campbell.	Evergy Metro

31.4		Rule 13a-14(a)/15d-14(a) Certification of Kirkland B. Andrews.	Evergy Metro

31.5		Rule 13a-14(a)/15d-14(a) Certification of David A. Campbell.	Evergy Kansas Central

31.6		Rule 13a-14(a)/15d-14(a) Certification of Kirkland B. Andrews.	Evergy Kansas Central

32.1	**	Section 1350 Certifications.	Evergy

32.2	**	Section 1350 Certifications.	Evergy Metro

32.3	**	Section 1350 Certifications.	Evergy Kansas Central

101.INS	***	XBRL Instance Document.	n/a

101.SCH		Inline XBRL Taxonomy Extension Schema Document.	Evergy Evergy Metro Evergy Kansas Central

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Evergy Evergy Metro Evergy Kansas Central

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.	Evergy Evergy Metro Evergy Kansas Central

101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document.	Evergy Evergy Metro Evergy Kansas Central

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Evergy Evergy Metro Evergy Kansas Central

104		Cover Page Interactive Data File (embedded within the Inline XBRL document).	Evergy Evergy Metro Evergy Kansas Central
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

Schedule I - Parent Company Financial Statements

EVERGY, INC.
Statements of Comprehensive Income of Parent Company

	2021	2020	2019
OPERATING EXPENSES:	(millions)
Operating and maintenance	$13.2	$39.3	$19.4
Total Operating Expenses	13.2	39.3	19.4
INCOME FROM OPERATIONS	(13.2)	(39.3)	(19.4)
OTHER INCOME (EXPENSE)
Equity in earnings from subsidiaries	932.9	683.4	698.2
Investment earnings	19.2	32.1	32.7
Other expense	(8.3)	(0.1)	(0.1)
Total Other Income, Net	943.8	715.4	730.8
Interest expense	74.3	86.3	60.7
INCOME BEFORE INCOME TAXES	856.3	589.8	650.7
Income tax benefit	(16.5)	(22.7)	(13.7)
NET INCOME	$872.8	$612.5	$664.4
COMPREHENSIVE INCOME
NET INCOME	$872.8	$612.5	$664.4
OTHER COMPREHENSIVE INCOME
Derivative hedging activity
Loss on derivative hedging instruments	—	—	(64.4)
Income tax benefit	—	—	16.5
Net loss on derivative hedging instruments	—	—	(47.9)
Reclassification to expenses, net of taxes	5.5	3.0	1.5
Derivative hedging activity, net of tax	5.5	3.0	(46.4)
Other comprehensive loss from subsidiaries, net	(0.1)	(2.4)	(0.6)
Total other comprehensive income (loss)	5.4	0.6	(47.0)
COMPREHENSIVE INCOME	$878.2	$613.1	$617.4
The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

EVERGY, INC.
Balance Sheets of Parent Company
	December 31
	2021	2020
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$7.5	$11.0
Accounts receivable from subsidiaries	72.2	54.1
Notes receivable from subsidiaries	289.5	349.4
Income taxes receivable	14.8	7.4
Prepaid expenses and other assets	2.0	1.9
Total Current Assets	386.0	423.8
OTHER ASSETS:
Investment in subsidiaries	10,992.1	10,349.2
Note receivable from subsidiaries	—	287.5
Deferred income taxes	19.0	20.5
Other	1.2	0.5
Total Other Assets	11,012.3	10,657.7
TOTAL ASSETS	$11,398.3	$11,081.5
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$287.5	$350.0
Notes payable and commercial paper	358.0	200.0
Accounts payable to subsidiaries	22.3	18.4
Accrued interest	12.4	13.9
Other	8.1	11.0
Total Current Liabilities	688.3	593.3
LONG-TERM LIABILITIES:
Long-term debt, net	1,590.1	1,875.7
Other	14.9	11.7
Total Long-Term Liabilities	1,605.0	1,887.4
Commitments and Contingencies (Note 14)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value, 229,299,900 and 226,836,670 shares issued	7,188.7	7,063.2
Retained earnings	1,960.3	1,587.0
Accumulated other comprehensive loss	(44.0)	(49.4)
Total Shareholders' Equity	9,105.0	8,600.8
TOTAL LIABILITIES AND EQUITY	$11,398.3	11,081.5
The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

EVERGY, INC.
Statements of Cash Flows of Parent Company

	2021	2020	2019
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$872.8	$612.5	$664.4
Adjustments to reconcile income to net cash from operating activities:
Non-cash compensation	15.6	16.0	16.3
Net deferred income taxes and credits	—	9.6	21.4
Equity in earnings from subsidiaries	(932.9)	(683.4)	(698.2)
Other	7.0	7.0	2.1
Changes in working capital items:
Accounts receivable from subsidiaries	(18.2)	(30.0)	8.9
Income taxes receivable	(7.5)	0.6	(7.8)
Prepaid expenses and other current assets	—	0.8	(0.1)
Accounts payable to subsidiaries	3.9	5.0	(15.0)
Accrued interest	(1.4)	(0.7)	12.5
Other current liabilities	(3.2)	2.9	1.7
Cash dividends from subsidiaries	290.0	355.0	460.0
Changes in other assets	0.1	0.3	0.2
Changes in other liabilities	4.8	(3.7)	(3.5)
Cash Flows from Operating Activities	231.0	291.9	462.9
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Repayment of intercompany note	347.4	—	—
Cash Flows from Investing Activities	347.4	—	—
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short term debt, net	157.1	180.0	20.0
Proceeds from long-term debt	—	—	1,585.0
Retirements of long-term debt	(350.0)	—	—
Payment for settlement of interest rate swap accounted for as a cash flow hedge	—	—	(69.8)
Cash dividends paid	(497.9)	(465.0)	(462.5)
Issuance of common stock	112.5	—	—
Repurchase of common stock	—	—	(1,628.7)
Other financing activities	(3.6)	(7.5)	(2.4)
Cash Flows used in Financing Activities	(581.9)	(292.5)	(558.4)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3.5)	(0.6)	(95.5)
CASH AND CASH EQUIVALENTS:
Beginning of period	11.0	11.6	107.1
End of period	$7.5	$11.0	$11.6
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
2. LONG-TERM DEBT
See Note 12 to the consolidated financial statements for additional information on Evergy, Inc.'s long-term debt.
3. GUARANTEES
See Note 15 to the consolidated financial statements for additional information regarding Evergy, Inc.'s guarantees.
4. DIVIDENDS
Cash dividends paid to Evergy, Inc. by its subsidiaries were $290.0 million for the year ended December 31, 2021, $355.0 million for the year ended December 31, 2020 and $460.0 million for the year ended December 31, 2019. See Note 17 to the consolidated financial statements for information regarding the dividend restrictions of Evergy, Inc. and its subsidiaries.

Schedule II - Valuation and Qualifying Accounts and Reserves

Evergy, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2021, 2020 and 2019

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2021	(millions)
Allowance for uncollectible accounts	$19.3	$28.0	$12.0	(a)	$26.4	(b)	$32.9
Tax valuation allowance	14.4	—	—		1.6	(c)	12.8
Year Ended December 31, 2020
Allowance for uncollectible accounts	$10.5	$24.9	$12.5	(a)	$28.6	(b)	$19.3
Tax valuation allowance	17.5	—	—		3.1	(c)	14.4
Year Ended December 31, 2019
Allowance for uncollectible accounts	$9.2	$27.2	$12.4	(e)	$38.3	(b)	$10.5
Tax valuation allowance	27.3	0.6	—	(d)	10.4	(c)	17.5
(a) Recoveries.
(b) Uncollectible accounts charged off.
(c) Reversal of tax valuation allowance.

Evergy Kansas Central, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2021, 2020 and 2019

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2021	(millions)
Allowance for uncollectible accounts	$7.5	$12.0	$4.5	(a)	$11.0	(b)	$13.0
Year Ended December 31, 2020
Allowance for uncollectible accounts	$3.8	$11.1	$2.6	(a)	$10.0	(b)	$7.5
Year Ended December 31, 2019
Allowance for uncollectible accounts	$3.9	$7.2	$3.4	(a)	$10.7	(b)	$3.8
Tax valuation allowance	1.7	—	—		1.7	(c)	—
(a) Recoveries.
(b) Uncollectible accounts charged off.
(c) Reversal of tax valuation allowance.

Evergy Metro, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2021, 2020 and 2019

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2021	(millions)
Allowance for uncollectible accounts	$8.1	$10.5	$5.3	(a)	$10.6	(b)	$13.3
Year Ended December 31, 2020
Allowance for uncollectible accounts	$4.6	$9.0	$6.9	(a)	$12.4	(b)	$8.1
Year Ended December 31, 2019
Allowance for uncollectible accounts	$3.8	$13.7	$6.3	(a)	$19.2	(b)	$4.6
(a) Recoveries.
(b) Uncollectible accounts charged off.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGY, INC.

Date: February 24, 2022	By: /s/ David Campbell
David Campbell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date
/s/ David Campbell	Director, President and Chief Executive Officer	)	February 24, 2022
David Campbell	(Principal Executive Officer))
)
/s/ Kirkland B. Andrews	Executive Vice President and Chief Financial Officer	)
Kirkland B. Andrews	(Principal Financial Officer))
)
/s/ Steven P. Busser	Vice President and Chief Accounting Officer	)
Steven P. Busser	(Principal Accounting Officer))
)
Mark A. Ruelle*	Chair of the Board of Directors	)
)
Mollie Hale Carter*	Director	)
)
Thomas D. Hyde*	Director	)
)
B. Anthony Isaac*	Director	)
)
Paul M. Keglevic*	Director	)
)
Mary L. Landrieu*	Director	)

Sandra A.J. Lawrence*	Director	)
)
Ann D. Murtlow*	Director	)
)
Sandra J. Price*	Director	)
)
S. Carl Soderstrom Jr.*	Director	)
)
John Arthur Stall*	Director	)
)
C. John Wilder*	Director	)
*By    /s/ David Campbell
    David Campbell
    Attorney-in-Fact*

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGY KANSAS CENTRAL, INC.

Date: February 24, 2022	By: /s/ David Campbell
David Campbell
President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date
/s/ David Campbell	Director, President and Chief Executive Officer	)	February 24, 2022
David Campbell	(Principal Executive Officer))
)
/s/ Kirkland B. Andrews	Executive Vice President and Chief Financial Officer	)
Kirkland B. Andrews	(Principal Financial Officer))
)
/s/ Steven P. Busser	Vice President and Chief Accounting Officer	)
Steven P. Busser	(Principal Accounting Officer))
)
Mark A. Ruelle*	Chair of the Board of Directors	)
)
Mollie Hale Carter*	Director	)
)
Thomas D. Hyde*	Director	)
)
B. Anthony Isaac*	Director	)
)
Paul M. Keglevic*	Director	)
)
Mary L. Landrieu*	Director	)

Sandra A.J. Lawrence*	Director	)
)
Ann D. Murtlow*	Director	)
)
Sandra J. Price*	Director	)
)
S. Carl Soderstrom Jr.*	Director	)
)
John Arthur Stall*	Director	)
)
C. John Wilder*	Director	)
*By    /s/ David Campbell
    David Campbell
    Attorney-in-Fact*

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGY METRO, INC.

Date: February 24, 2022	By: /s/ David Campbell
David Campbell
President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date
/s/ David Campbell	Director, President and Chief Executive Officer	)	February 24, 2022
David Campbell	(Principal Executive Officer))
)
/s/ Kirkland B. Andrews	Executive Vice President and Chief Financial Officer	)
Kirkland B. Andrews	(Principal Financial Officer))
)
/s/ Steven P. Busser	Vice President and Chief Accounting Officer	)
Steven P. Busser	(Principal Accounting Officer))
)
Mark A. Ruelle*	Chair of the Board of Directors	)
)
Mollie Hale Carter*	Director	)
)
Thomas D. Hyde*	Director	)
)
B. Anthony Isaac*	Director	)
)
Paul M. Keglevic*	Director	)
)
Mary L. Landrieu*	Director	)

Sandra A.J. Lawrence*	Director	)
)
Ann D. Murtlow*	Director	)
)
Sandra J. Price*	Director	)
)
S. Carl Soderstrom Jr.*	Director	)
)
John Arthur Stall*	Director	)
)
C. John Wilder*	Director	)
*By    /s/ David Campbell
    David Campbell
    Attorney-in-Fact*