Form 10-Q
period 2022-03-31
Evergy, Inc.; EVERGY METRO, INC.; EVERGY KANSAS CENTRAL, INC.
filed 2022-05-05
CIK 1711269, 54476, 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

On April 29, 2022, Evergy, Inc. had 229,478,276 shares of common stock outstanding.  On April 29, 2022, Evergy Metro, Inc. and Evergy Kansas Central, Inc. each had one share of common stock outstanding and held by Evergy, Inc.

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
This report should be read in its entirety.  No one section of the report deals with all aspects of the subject matter.  It should be read in conjunction with the consolidated financial statements and related notes and with the management's discussion and analysis of financial condition and results of operations included in the 2021 Form 10-K for each of Evergy, Evergy Kansas Central and Evergy Metro.

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
In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Evergy Companies are providing a number of risks, uncertainties and other factors that could cause actual results to differ from the forward-looking information. These risks, uncertainties and other factors include, but are not limited to: economic and weather conditions and any impact on sales, prices and costs; changes in business strategy or operations; the impact of federal, state and local political, legislative, judicial and regulatory actions or developments, including deregulation, re-regulation, securitization and restructuring of the electric utility industry; decisions of regulators regarding, among other things, customer rates and the prudency of operational decisions such as capital expenditures and asset retirements; changes in applicable laws, regulations, rules, principles or practices, or the interpretations thereof, governing tax, accounting and environmental matters, including air and water quality and waste management and disposal; the impact of climate change, including increased frequency and severity of significant weather events and the extent to which counterparties are willing to do business with, finance the operations of or purchase energy from the Evergy Companies due to the fact that the Evergy Companies operate coal-fired generation; prices and availability of electricity in wholesale markets; market perception of the energy industry and the Evergy Companies; the impact of the Coronavirus (COVID-19) pandemic on, among other things, sales, results of operations, financial condition, liquidity and cash flows, and also on operational issues, such as supply chain issues and the availability and ability of the Evergy Companies' employees and suppliers to perform the functions that are necessary to operate the Evergy Companies; changes in the energy trading markets in which the Evergy Companies participate, including retroactive repricing of transactions by regional transmission organizations (RTO) and independent system operators; financial market conditions and performance, including changes in interest rates and credit spreads and in availability and cost of capital and the effects on derivatives and hedges, nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; the transition to a replacement for the London Interbank Offered Rate (LIBOR) benchmark interest rate; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of physical and cybersecurity breaches, criminal activity, terrorist attacks, acts of war and other disruptions to the Evergy Companies' facilities or information technology infrastructure or the facilities and infrastructure of third-party service providers on which the Evergy Companies rely; ability to carry out marketing and sales plans; cost, availability, quality and timely provision of equipment, supplies, labor and fuel; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; delays and cost increases of generation, transmission, distribution or other projects; the Evergy Companies' ability to manage their transmission and distribution development plans and transmission joint ventures; the inherent risks associated with the ownership and operation of a nuclear facility, including environmental, health, safety, regulatory and financial risks; workforce risks, including those related to the Evergy Companies' ability to attract and retain qualified personnel, maintain satisfactory relationships with their labor unions and manage costs of, or changes in, retirement, health care and other benefits; disruption, costs and uncertainties caused by or related to the actions of individuals or entities, such as activist shareholders or special interest groups, that seek to influence Evergy's strategic plan, financial results or operations; the possibility that strategic initiatives, including mergers, acquisitions and divestitures, and long-term financial plans, may not create the value that they are expected to achieve in a timely manner or at all; difficulties in maintaining relationships with customers, employees, regulators or suppliers; and other risks and uncertainties.

This list of factors is not all-inclusive because it is not possible to predict all factors. You should also carefully consider the information contained in our other filings with the Securities and Exchange Commission (SEC). Additional risks and uncertainties are discussed from time to time in current, quarterly and annual reports filed by the Evergy Companies with the SEC. Each forward-looking statement speaks only as of the date of the particular statement. The Evergy Companies undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.
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

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AAO	Accounting authority order
ACE	Affordable Clean Energy
AEP	American Electric Power Company, Inc.
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income
AROs	Asset retirement obligations
BSER	Best system of emission reduction
CAA	Clean Air Act Amendments of 1990
CCRs	Coal combustion residuals
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
COVID-19	Coronavirus
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution
ELG	Effluent limitations guidelines
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERSP	Earnings Review and Sharing Plan
Evergy	Evergy, Inc. and its consolidated subsidiaries
Evergy Board	Evergy Board of Directors
Evergy Companies	Evergy, Evergy Kansas Central, and Evergy Metro, collectively, which are individual registrants within the Evergy consolidated group
Evergy Kansas Central	Evergy Kansas Central, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Kansas South	Evergy Kansas South, Inc., a wholly-owned subsidiary of Evergy Kansas Central
Evergy Metro	Evergy Metro, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Missouri West	Evergy Missouri West, Inc., a wholly-owned subsidiary of Evergy
Evergy Transmission Company	Evergy Transmission Company, LLC
Exchange Act	The Securities Exchange Act of 1934, as amended
February 2021 winter weather event	Significant winter weather event in February 2021 that resulted in extremely cold temperatures over a multi-day period across much of the central and southern United States
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
Great Plains Energy	Great Plains Energy Incorporated
JEC	Jeffrey Energy Center
KCC	State Corporation Commission of the State of Kansas
KDHE	Kansas Department of Health & Environment
kV	Kilovolt

Abbreviation or Acronym	Definition
MDNR	Missouri Department of Natural Resources
MECG	Midwest Energy Consumers Group
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
OCI	Other comprehensive income
OPC	Office of the Public Counsel
Prairie Wind	Prairie Wind Transmission, LLC, 50% owned by Evergy Kansas Central
RSU	Restricted share unit
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SIP	State implementation plan
SPP	Southwest Power Pool, Inc.
TDC	Transmission delivery charge
Term Loan Facility	Term Loan Credit Agreement
TFR	Transmission formula rate
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by Evergy Transmission Company
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31 2022	December 31 2021
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$22.2	$26.2
Receivables, net of allowance for credit losses of $24.4 and $32.9, respectively	185.2	221.6
Accounts receivable pledged as collateral	338.0	319.0
Fuel inventory and supplies	612.7	566.7
Income taxes receivable	16.9	28.0
Regulatory assets	425.3	424.1
Prepaid expenses	44.9	49.3
Other assets	76.8	75.4
Total Current Assets	1,722.0	1,710.3
PROPERTY, PLANT AND EQUIPMENT, NET	21,157.7	21,002.6
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	146.0	147.8
OTHER ASSETS:
Regulatory assets	2,058.0	1,991.1
Nuclear decommissioning trust fund	733.2	768.7
Goodwill	2,336.6	2,336.6
Other	586.4	563.4
Total Other Assets	5,714.2	5,659.8
TOTAL ASSETS	$28,739.9	$28,520.5
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31 2022	December 31 2021
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$587.3	$389.3
Notes payable and commercial paper	1,392.2	1,159.3
Collateralized note payable	338.0	319.0
Accounts payable	396.1	639.7
Accrued taxes	248.0	150.4
Accrued interest	143.3	118.8
Regulatory liabilities	56.5	70.7
Asset retirement obligations	19.0	19.5
Accrued compensation and benefits	50.2	51.6
Other	160.7	184.6
Total Current Liabilities	3,391.3	3,102.9
LONG-TERM LIABILITIES:
Long-term debt, net	9,247.1	9,297.9
Deferred income taxes	1,885.6	1,861.9
Unamortized investment tax credits	182.5	181.4
Regulatory liabilities	2,651.7	2,705.0
Pension and post-retirement liability	884.3	879.1
Asset retirement obligations	950.8	940.6
Other	309.1	310.0
Total Long-Term Liabilities	16,111.1	16,175.9
Commitments and Contingencies (Note 9)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value 229,476,558 and 229,299,900 shares issued, stated value	7,206.4	7,205.5
Retained earnings	2,073.3	2,082.9
Accumulated other comprehensive loss	(42.6)	(44.0)
Total Evergy, Inc. Shareholders' Equity	9,237.1	9,244.4
Noncontrolling Interests	0.4	(2.7)
Total Equity	9,237.5	9,241.7
TOTAL LIABILITIES AND EQUITY	$28,739.9	$28,520.5
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended March 31	2022	2021
	(millions, except per share amounts)
OPERATING REVENUES	$1,223.9	$1,611.9
OPERATING EXPENSES:
Fuel and purchased power	309.0	635.1
SPP network transmission costs	78.7	69.4
Operating and maintenance	252.2	275.5
Depreciation and amortization	229.0	219.3
Taxes other than income tax	101.9	94.9
Total Operating Expenses	970.8	1,294.2
INCOME FROM OPERATIONS	253.1	317.7
OTHER INCOME (EXPENSE):
Investment earnings (loss)	(9.6)	1.6
Other income	8.2	11.2
Other expense	(24.9)	(20.9)
Total Other Expense, Net	(26.3)	(8.1)
Interest expense	91.8	94.0
INCOME BEFORE INCOME TAXES	135.0	215.6
Income tax expense	11.5	23.0
Equity in earnings of equity method investees, net of income taxes	2.1	2.0
NET INCOME	125.6	194.6
Less: Net income attributable to noncontrolling interests	3.1	3.0
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$122.5	$191.6
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO EVERGY, INC. (see Note 1)
Basic earnings per common share	$0.53	$0.84
Diluted earnings per common share	$0.53	$0.84
AVERAGE COMMON SHARES OUTSTANDING
Basic	229.8	227.3
Diluted	230.2	227.6
COMPREHENSIVE INCOME
NET INCOME	$125.6	$194.6
Derivative hedging activity
Reclassification to expenses, net of tax	1.4	1.4
Derivative hedging activity, net of tax	1.4	1.4
Total other comprehensive income	1.4	1.4
COMPREHENSIVE INCOME	127.0	196.0
Less: Comprehensive income attributable to noncontrolling interest	3.1	3.0
COMPREHENSIVE INCOME ATTRIBUTABLE TO EVERGY, INC.	$123.9	$193.0
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2022	2021
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$125.6	$194.6
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	229.0	219.3
Amortization of nuclear fuel	15.8	13.3
Amortization of deferred refueling outage	6.3	5.8
Amortization of corporate-owned life insurance	6.7	6.7
Non-cash compensation	4.5	3.1
Net deferred income taxes and credits	0.4	20.0
Allowance for equity funds used during construction	(7.4)	(7.5)
Payments for asset retirement obligations	(1.3)	(0.8)
Equity in earnings of equity method investees, net of income taxes	(2.1)	(2.0)
Income from corporate-owned life insurance	(0.7)	(0.6)
Other	0.3	0.2
Changes in working capital items:
Accounts receivable	29.8	26.3
Accounts receivable pledged as collateral	(19.0)	(5.0)
Fuel inventory and supplies	(45.8)	12.4
Prepaid expenses and other current assets	(48.0)	(82.6)
Accounts payable	(157.2)	(242.4)
Accrued taxes	108.7	90.4
Other current liabilities	(13.7)	50.6
Changes in other assets	13.9	(324.6)
Changes in other liabilities	19.3	(5.8)
Cash Flows from (used in) Operating Activities	265.1	(28.6)
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(524.7)	(467.7)
Purchase of securities - trusts	(12.6)	(44.6)
Sale of securities - trusts	8.7	40.9
Investment in corporate-owned life insurance	(2.9)	(1.0)
Proceeds from investment in corporate-owned life insurance	1.1	0.8
Other investing activities	(0.9)	(3.6)
Cash Flows used in Investing Activities	(531.3)	(475.2)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(267.1)	980.0
Proceeds from term loan facility	500.0	—
Collateralized short-term borrowings, net	19.0	5.0
Proceeds from long-term debt	247.4	—
Retirements of long-term debt	(100.0)	(1.1)
Retirements of long-term debt of variable interest entities	—	(18.8)
Borrowings against cash surrender value of corporate-owned life insurance	0.6	0.4
Repayment of borrowings against cash surrender value of corporate-owned life insurance	—	(0.1)
Cash dividends paid	(131.3)	(121.4)
Other financing activities	(6.4)	(3.1)
Cash Flows from Financing Activities	262.2	840.9
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(4.0)	337.1
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	26.2	144.9
End of period	$22.2	$482.0
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	AOCI	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2020	226,836,670	$7,080.0	$1,702.8	$(49.4)	$(14.9)	$8,718.5
Net income	—	—	191.6	—	3.0	194.6
Issuance of stock compensation and reinvested dividends, net of tax withholding	104,896	(1.1)	—	—	—	(1.1)
Issuance of restricted common stock	54,054	2.9	—	—	—	2.9
Dividends declared on common stock ($0.535 per share)	—	—	(121.4)	—	—	(121.4)
Dividend equivalents declared	—	—	(0.2)	—	—	(0.2)
Stock compensation expense	—	2.6	—	—	—	2.6
Unearned compensation
Issuance of restricted common stock	—	(2.9)	—	—	—	(2.9)
Compensation expense recognized	—	0.4	—	—	—	0.4
Derivative hedging activity, net of tax	—	—	—	1.4	—	1.4
Other	—	(0.4)	—	—	—	(0.4)
Balance as of March 31, 2021	226,995,620	$7,081.5	$1,772.8	$(48.0)	$(11.9)	$8,794.4

Balance as of December 31, 2021	229,299,900	$7,205.5	$2,082.9	$(44.0)	$(2.7)	$9,241.7
Net income	—	—	122.5	—	3.1	125.6
Issuance of stock compensation and reinvested dividends, net of tax withholding	176,658	(4.0)	—	—	—	(4.0)
Dividends declared on common stock ($0.5725 per share)	—	—	(131.3)	—	—	(131.3)
Dividend equivalents declared	—	—	(0.8)	—	—	(0.8)
Stock compensation expense	—	4.3	—	—	—	4.3
Unearned compensation
Compensation expense recognized	—	0.2	—	—	—	0.2
Derivative hedging activity, net of tax	—	—	—	1.4	—	1.4
Other	—	0.4	—	—	—	0.4
Balance as of March 31, 2022	229,476,558	$7,206.4	$2,073.3	$(42.6)	$0.4	$9,237.5
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31 2022	December 31 2021
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$4.9	$3.1
Receivables, net of allowance for credit losses of $10.1 and $13.0, respectively	178.9	201.6
Related party receivables	5.7	21.2
Accounts receivable pledged as collateral	165.0	153.0
Fuel inventory and supplies	313.5	283.2
Income taxes receivable	1.5	9.6
Regulatory assets	243.1	257.3
Prepaid expenses	16.6	19.4
Other assets	40.1	21.6
Total Current Assets	969.3	970.0
PROPERTY, PLANT AND EQUIPMENT, NET	10,616.7	10,548.9
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	146.0	147.8
OTHER ASSETS:
Regulatory assets	787.0	753.6
Nuclear decommissioning trust fund	354.1	368.4
Other	310.3	286.9
Total Other Assets	1,451.4	1,408.9
TOTAL ASSETS	$13,183.4	$13,075.6
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31 2022	December 31 2021
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Notes payable and commercial paper	$461.3	$406.0
Collateralized note payable	165.0	153.0
Accounts payable	173.0	232.2
Related party payables	29.4	27.5
Accrued taxes	157.9	106.1
Accrued interest	91.1	71.5
Regulatory liabilities	13.4	12.8
Asset retirement obligations	7.3	7.3
Accrued compensation and benefits	24.8	13.8
Other	105.7	126.3
Total Current Liabilities	1,228.9	1,156.5
LONG-TERM LIABILITIES:
Long-term debt, net	3,934.9	3,934.2
Deferred income taxes	871.9	867.9
Unamortized investment tax credits	63.4	61.7
Regulatory liabilities	1,443.7	1,469.4
Pension and post-retirement liability	433.6	435.6
Asset retirement obligations	442.2	436.6
Other	173.2	172.2
Total Long-Term Liabilities	7,362.9	7,377.6
Commitments and Contingencies (Note 9)
EQUITY:
Evergy Kansas Central, Inc. Shareholder's Equity:
Common stock - 1,000 shares authorized, $0.01 par value, 1 share issued	2,737.6	2,737.6
Retained earnings	1,853.6	1,806.6
Total Evergy Kansas Central, Inc. Shareholder's Equity	4,591.2	4,544.2
Noncontrolling Interests	0.4	(2.7)
Total Equity	4,591.6	4,541.5
TOTAL LIABILITIES AND EQUITY	$13,183.4	$13,075.6
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Income
(Unaudited)

Three Months Ended March 31	2022	2021
	(millions)
OPERATING REVENUES	$613.9	$901.1
OPERATING EXPENSES:
Fuel and purchased power	108.1	294.8
SPP network transmission costs	78.7	69.4
Operating and maintenance	125.7	130.8
Depreciation and amortization	119.7	115.5
Taxes other than income tax	54.5	50.3
Total Operating Expenses	486.7	660.8
INCOME FROM OPERATIONS	127.2	240.3
OTHER INCOME (EXPENSE):
Investment loss	(1.5)	(0.5)
Other income	3.1	6.5
Other expense	(10.2)	(9.2)
Total Other Expense, Net	(8.6)	(3.2)
Interest expense	40.9	40.3
INCOME BEFORE INCOME TAXES	77.7	196.8
Income tax expense	3.6	16.6
Equity in earnings of equity method investees, net of income taxes	1.0	0.9
NET INCOME	75.1	181.1
Less: Net income attributable to noncontrolling interests	3.1	3.0
NET INCOME ATTRIBUTABLE TO EVERGY KANSAS CENTRAL, INC.	$72.0	$178.1
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2022	2021
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$75.1	$181.1
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	119.7	115.5
Amortization of nuclear fuel	7.9	6.6
Amortization of deferred refueling outage	3.1	2.9
Amortization of corporate-owned life insurance	6.7	6.7
Net deferred income taxes and credits	(4.5)	7.9
Allowance for equity funds used during construction	(2.7)	(4.7)
Payments for asset retirement obligations	(0.6)	—
Equity in earnings of equity method investees, net of income taxes	(1.0)	(0.9)
Income from corporate-owned life insurance	(0.7)	(0.6)
Other	(1.4)	(1.4)
Changes in working capital items:
Accounts receivable	28.5	4.7
Accounts receivable pledged as collateral	(12.0)	(5.0)
Fuel inventory and supplies	(30.1)	5.4
Prepaid expenses and other current assets	(44.8)	(53.7)
Accounts payable	(25.9)	(109.9)
Accrued taxes	59.9	54.4
Other current liabilities	0.1	2.1
Changes in other assets	(4.4)	(94.0)
Changes in other liabilities	10.0	(16.5)
Cash Flows from Operating Activities	182.9	100.6
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(223.7)	(212.7)
Purchase of securities - trusts	(3.1)	(36.3)
Sale of securities - trusts	1.6	35.3
Investment in corporate-owned life insurance	(2.9)	(1.0)
Proceeds from investment in corporate-owned life insurance	1.1	0.8
Other investing activities	4.2	(0.1)
Cash Flows used in Investing Activities	(222.8)	(214.0)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	55.3	195.0
Collateralized short-term debt, net	12.0	5.0
Retirements of long-term debt of variable interest entities	—	(18.8)
Borrowings against cash surrender value of corporate-owned life insurance	0.6	0.4
Repayment of borrowings against cash surrender value of corporate-owned life insurance	—	(0.1)
Cash dividends paid	(25.0)	—
Other financing activities	(1.2)	(0.7)
Cash Flows from Financing Activities	41.7	180.8
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1.8	67.4
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	3.1	28.7
End of period	$4.9	$96.1
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy Kansas Central, Inc. Shareholder
	Common stock shares	Common stock	Retained earnings	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2020	1	$2,737.6	$1,558.1	$(14.9)	$4,280.8
Net income	—	—	178.1	3.0	181.1
Balance as of March 31, 2021	1	$2,737.6	$1,736.2	$(11.9)	$4,461.9

Balance as of December 31, 2021	1	$2,737.6	$1,806.6	$(2.7)	$4,541.5
Net income	—	—	72.0	3.1	75.1
Dividends declared on common stock	—	—	(25.0)	—	(25.0)
Balance as of March 31, 2022	1	$2,737.6	$1,853.6	$0.4	$4,591.6
The disclosures regarding Evergy Kansas Central included in the accompanying Unaudited Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31 2022	December 31 2021
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$3.6	$2.1
Receivables, net of allowance for credit losses of $9.5 and $13.3, respectively	19.2	31.0
Related party receivables	224.6	277.8
Accounts receivable pledged as collateral	123.0	116.0
Fuel inventory and supplies	220.7	211.0
Regulatory assets	86.1	86.3
Prepaid expenses	21.2	22.6
Other assets	19.2	19.7
Total Current Assets	717.6	766.5
PROPERTY, PLANT AND EQUIPMENT, NET	7,480.8	7,474.9
OTHER ASSETS:
Regulatory assets	434.3	410.7
Nuclear decommissioning trust fund	379.1	400.3
Other	100.4	104.4
Total Other Assets	913.8	915.4
TOTAL ASSETS	$9,112.2	$9,156.8
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31 2022	December 31 2021
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$300.0	$—
Collateralized note payable	123.0	116.0
Accounts payable	187.8	305.2
Related party payables	0.1	0.1
Accrued taxes	80.2	38.6
Accrued interest	37.9	26.4
Regulatory liabilities	40.3	54.6
Asset retirement obligations	10.7	11.0
Accrued compensation and benefits	25.3	37.8
Other	44.3	48.8
Total Current Liabilities	849.6	638.5
LONG-TERM LIABILITIES:
Long-term debt, net	2,625.5	2,925.0
Deferred income taxes	615.4	606.1
Unamortized investment tax credits	116.6	117.2
Regulatory liabilities	925.5	954.2
Pension and post-retirement liability	427.0	420.9
Asset retirement obligations	374.2	370.0
Other	102.6	103.7
Total Long-Term Liabilities	5,186.8	5,497.1
Commitments and Contingencies (Note 9)
EQUITY:
Common stock - 1,000 shares authorized, without par value, 1 share issued, stated value	1,563.1	1,563.1
Retained earnings	1,508.4	1,453.8
Accumulated other comprehensive income	4.3	4.3
Total Equity	3,075.8	3,021.2
TOTAL LIABILITIES AND EQUITY	$9,112.2	$9,156.8
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended March 31	2022	2021
	(millions)
OPERATING REVENUES	$422.5	$516.2
OPERATING EXPENSES:
Fuel and purchased power	132.5	241.2
Operating and maintenance	78.1	93.4
Depreciation and amortization	82.9	78.4
Taxes other than income tax	33.4	32.0
Total Operating Expenses	326.9	445.0
INCOME FROM OPERATIONS	95.6	71.2
OTHER INCOME (EXPENSE):
Investment earnings	0.1	0.1
Other income	4.1	4.0
Other expense	(10.5)	(8.4)
Total Other Expense, Net	(6.3)	(4.3)
Interest expense	27.0	28.3
INCOME BEFORE INCOME TAXES	62.3	38.6
Income tax expense	7.7	5.1
NET INCOME	$54.6	$33.5
COMPREHENSIVE INCOME
NET INCOME	$54.6	$33.5
OTHER COMPREHENSIVE INCOME:
Derivative hedging activity
Reclassification to expenses, net of tax	—	—
Derivative hedging activity, net of tax	—	—
Total other comprehensive income (loss)	—	—
COMPREHENSIVE INCOME	$54.6	$33.5
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2022	2021
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$54.6	$33.5
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	82.9	78.4
Amortization of nuclear fuel	7.9	6.6
Amortization of deferred refueling outage	3.1	2.9
Net deferred income taxes and credits	(1.8)	(23.2)
Allowance for equity funds used during construction	(3.9)	(2.6)
Payments for asset retirement obligations	(0.4)	(0.3)
Other	(0.1)	(0.1)
Changes in working capital items:
Accounts receivable	13.0	(274.6)
Accounts receivable pledged as collateral	(7.0)	—
Fuel inventory and supplies	(9.7)	2.9
Prepaid expenses and other current assets	(1.2)	15.9
Accounts payable	(80.9)	(85.6)
Accrued taxes	41.6	57.5
Other current liabilities	(9.0)	57.3
Changes in other assets	16.3	10.2
Changes in other liabilities	5.4	4.1
Cash Flows from (used in) Operating Activities	110.8	(117.1)
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(172.4)	(160.2)
Purchase of securities - trusts	(9.6)	(8.4)
Sale of securities - trusts	7.1	5.6
Net money pool lending	57.0	100.0
Other investing activities	1.7	2.0
Cash Flows used in Investing Activities	(116.2)	(61.0)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	—	115.0
Collateralized short-term debt, net	7.0	—
Other financing activities	(0.1)	(0.1)
Cash Flows from Financing Activities	6.9	114.9
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1.5	(63.2)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	2.1	71.6
End of period	$3.6	$8.4
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC
Consolidated Statements of Changes in Equity
(Unaudited)

	Common stock shares	Common Stock	Retained earnings	AOCI - Net gains (losses) on cash flow hedges	Total equity
	(millions, except share amounts)
Balance as of December 31, 2020	1	$1,563.1	$1,191.5	$4.6	$2,759.2
Net income	—	—	33.5	—	33.5
Balance as of March 31, 2021	1	$1,563.1	$1,225.0	$4.6	$2,792.7

Balance as of December 31, 2021	1	$1,563.1	$1,453.8	$4.3	$3,021.2
Net income	—	—	54.6	—	54.6
Balance as of March 31, 2022	1	$1,563.1	$1,508.4	$4.3	$3,075.8
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
Basis of Presentation
These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements in the Evergy Companies' combined 2021 Form 10-K.

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

	March 31 2022	December 31 2021
Evergy	(millions)
Fuel inventory	$189.2	$160.9
Supplies	423.5	405.8
Fuel inventory and supplies	$612.7	$566.7
Evergy Kansas Central
Fuel inventory	$95.7	$74.3
Supplies	217.8	208.9
Fuel inventory and supplies	$313.5	$283.2
Evergy Metro
Fuel inventory	$66.4	$62.0
Supplies	154.3	149.0
Fuel inventory and supplies	$220.7	$211.0

Property, Plant and Equipment
The following tables summarize the property, plant and equipment of Evergy, Evergy Kansas Central and Evergy Metro.

March 31, 2022	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$30,721.1	$14,826.3	$11,831.3
Electric plant acquisition adjustment	724.3	724.3	—
Accumulated depreciation	(11,701.4)	(5,660.8)	(4,833.2)
Plant in service, net	19,744.0	9,889.8	6,998.1
Construction work in progress	1,267.5	653.7	409.7
Nuclear fuel, net	145.4	72.4	73.0
Plant to be retired, net(a)	0.8	0.8	—
Property, plant and equipment, net	$21,157.7	$10,616.7	$7,480.8

December 31, 2021	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$30,289.9	$14,686.3	$11,656.9
Electric plant acquisition adjustment	724.3	724.3	—
Accumulated depreciation	(11,515.5)	(5,590.8)	(4,733.7)
Plant in service, net	19,498.7	9,819.8	6,923.2
Construction work in progress	1,350.6	652.2	475.3
Nuclear fuel, net	152.5	76.1	76.4
Plant to be retired, net(a)	0.8	0.8	—
Property, plant and equipment, net	$21,002.6	$10,548.9	$7,474.9
(a) As of March 31, 2022 and December 31, 2021, represents the planned retirement of Evergy Kansas Central analog meters prior to the end of their remaining useful lives.
Other Income (Expense), Net
In 2022, Evergy's investment earnings (loss) included a pre-tax loss of $14.2 million related to Evergy's equity investment in an early-stage energy solutions company. See "Evergy Equity Investment" in this Note 1 for further information.
The table below shows the detail of other expense for each of the Evergy Companies.

Three Months Ended March 31	2022	2021
Evergy	(millions)
Non-service cost component of net benefit cost	$(18.4)	$(14.8)
Other	(6.5)	(6.1)
Other expense	$(24.9)	$(20.9)
Evergy Kansas Central
Non-service cost component of net benefit cost	$(4.6)	$(3.6)
Other	(5.6)	(5.6)
Other expense	$(10.2)	$(9.2)
Evergy Metro
Non-service cost component of net benefit cost	$(10.0)	$(7.9)
Other	(0.5)	(0.5)
Other expense	$(10.5)	$(8.4)

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

The following table reconciles Evergy's basic and diluted EPS.

Three Months Ended March 31	2022	2021
Income	(millions, except per share amounts)
Net income	$125.6	$194.6
Less: net income attributable to noncontrolling interests	3.1	3.0
Net income attributable to Evergy, Inc.	$122.5	$191.6
Common Shares Outstanding
Weighted average number of common shares outstanding - basic	229.8	227.3
Add: effect of dilutive securities	0.4	0.3
Diluted average number of common shares outstanding	230.2	227.6
Basic and Diluted EPS	$0.53	$0.84
Anti-dilutive securities excluded from the computation of diluted EPS for the three months ended March 31, 2022, were 3,950,000 common shares issuable pursuant to a warrant. Anti-dilutive shares excluded from the computation of diluted EPS for the three months ended March 31, 2021, were 353,806 RSUs with performance measures and 3,950,000 common shares issuable pursuant to a warrant.
Dividends Declared
In May 2022, Evergy's Board of Directors (Evergy Board) declared a quarterly dividend of $0.5725 per share on Evergy's common stock. The common dividend is payable on June 20, 2022, to shareholders of record as of May 20, 2022.
In May 2022, Evergy Kansas Central's Board of Directors declared a cash dividend to Evergy of up to $200.0 million, payable on June 17, 2022.
Supplemental Cash Flow Information

Evergy
Three Months Ended March 31	2022	2021
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$76.7	$78.6
Interest of VIEs	—	0.2
Income taxes, net of refunds	(0.1)	2.6
Right-of-use assets obtained in exchange for new operating lease liabilities	1.6	2.2
Right-of-use assets obtained in exchange for new finance lease liabilities	2.4	0.2
Non-cash investing transactions:
Property, plant and equipment additions	122.6	104.4
Non-cash financing transactions:
Issuance of stock for compensation and reinvested dividends	0.2	0.7

Evergy Kansas Central
Three Months Ended March 31	2022	2021
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$32.1	$31.2
Interest of VIEs	—	0.2
Income taxes, net of refunds	—	2.6
Right-of-use assets obtained in exchange for new operating lease liabilities	1.6	1.5
Right-of-use assets obtained in exchange for new finance lease liabilities	2.4	0.2
Non-cash investing transactions:
Property, plant and equipment additions	42.0	45.4

Evergy Metro
Three Months Ended March 31	2022	2021
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$15.6	$18.6
Income taxes, net of refunds	—	(1.6)
Right-of-use assets obtained in exchange for new operating lease liabilities	—	0.7
Non-cash investing transactions:
Property, plant and equipment additions	38.5	34.6
February 2021 Winter Weather Event
In February 2021, much of the central and southern United States, including the service territories of the Evergy Companies, experienced a significant winter weather event that resulted in extremely cold temperatures over a multi-day period (February 2021 winter weather event). These circumstances resulted in higher than normal market prices within the SPP Integrated Marketplace for both natural gas and power for the duration of the February 2021 winter weather event. As part of the February 2021 winter weather event and inclusive of the aforementioned items, Evergy incurred natural gas and purchased power costs, net of wholesale revenues, of $341.3 million for the three months ended March 31, 2021. This $341.3 million of net fuel and purchased power costs incurred was primarily driven by $297.3 million of costs at Evergy Missouri West and $120.7 million of costs at Evergy Kansas Central, partially offset by $76.7 million of net wholesale revenues at Evergy Metro.
The amount of purchased power costs incurred and wholesale revenues recorded by the Evergy Companies in the first quarter of 2021 during the February 2021 winter weather event have been subject to subsequent resettlement activity by the SPP that has resulted in net increases to the total cost of the February 2021 winter weather event from the amounts initially recorded. As of March 31, 2022, Evergy has incurred total natural gas and purchased power costs, net of wholesale revenues, of $367.9 million related to the February 2021 winter weather event and inclusive of these subsequent SPP resettlements. This $367.9 million of net fuel and purchased power costs was primarily driven by $296.6 million of costs at Evergy Missouri West and $134.3 million of costs at Evergy Kansas Central, partially offset by $63.0 million of net wholesale revenues at Evergy Metro.
As of March 31, 2022 and December 31, 2021, the Evergy Companies had deferred substantially all of the fuel and purchased power costs, net of wholesale revenues, related to the February 2021 winter weather event to a regulatory asset or liability pursuant to pending requests for recovery or refund through the respective fuel recovery mechanisms of Evergy Kansas Central and Evergy Metro and through a securitization request at Evergy Missouri West. See Note 4 for additional information regarding these regulatory proceedings.
The Evergy Companies also engage in limited non-regulated energy marketing activities in various regional power markets that have historically not had a significant impact on the Evergy Companies' results of operations. These energy marketing margins are recorded net in operating revenues on the Evergy Companies' statements of income and comprehensive income. As a result of the elevated market prices experienced in regional power markets across the central and southern United States driven by the February 2021 winter weather event discussed above, Evergy and Evergy Kansas Central recorded $96.5 million of energy marketing margins for the three months ended March 31, 2021 related to the February 2021 winter weather event, primarily driven by activities in the Electric Reliability Council of Texas (ERCOT).
Evergy Equity Investment
From time to time, Evergy makes limited equity investments in early-stage energy solution companies. These investments have historically not had a significant impact on Evergy's results of operations. In October 2021, an equity investment in which Evergy held a minority stake through an initial investment of $3.7 million was acquired through a transaction involving a special purpose acquisition company (SPAC). As a result of its equity investment in the company that was acquired in the SPAC transaction, Evergy received shares of the resulting public company upon the closing of the transaction, which were subject to a restriction on sale for 150 days. The equity investment had a fair value of $31.4 million as of December 31, 2021.
In March 2022, Evergy sold its shares in the equity investment to a financial institution through a share forward agreement following the expiration of the restriction on sale. As part of the share forward agreement, Evergy delivered its shares to the financial institution in exchange for a series of future cash settlements based primarily on the volume-weighted average price (VWAP) of the shares over the term of the agreement, which ends in June 2022 but could be ended earlier at the option of the financial institution. The share forward agreement is included in other current assets on Evergy's consolidated balance sheets as of March 31, 2022, at its fair value of $14.5 million.
In the first quarter of 2022, Evergy recorded a pre-tax loss of $14.2 million in investment earnings (loss) on its consolidated statements of comprehensive income related to the decrease in market value of its equity investment prior to sale and the recording of the share forward agreement at fair value. Evergy also received cash settlements of $2.7 million under the share forward agreement in the first quarter of 2022.
2. REVENUE
Evergy's, Evergy Kansas Central's and Evergy Metro's revenues disaggregated by customer class are summarized in the following tables.

Three Months Ended March 31, 2022	Evergy	Evergy Kansas Central	Evergy Metro
Revenues	(millions)
Residential	$451.8	$196.1	$159.9
Commercial	403.1	165.2	173.6
Industrial	150.3	100.8	28.8
Other retail	9.0	4.1	2.6
Total electric retail	$1,014.2	$466.2	$364.9
Wholesale	51.9	50.1	7.7
Transmission	98.0	87.5	5.4
Industrial steam and other	3.3	0.6	(1.8)
Total revenue from contracts with customers	$1,167.4	$604.4	$376.2
Other	56.5	9.5	46.3
Operating revenues	$1,223.9	$613.9	$422.5

Three Months Ended March 31, 2021	Evergy	Evergy Kansas Central	Evergy Metro
Revenues	(millions)
Residential	$396.7	$183.4	$122.2
Commercial	346.0	153.7	132.5
Industrial	133.6	93.0	22.3
Other retail	7.4	3.2	2.1
Total electric retail	$883.7	$433.3	$279.1
Wholesale	487.5	272.4	200.5
Transmission	86.0	77.9	4.0
Industrial steam and other	5.2	0.5	0.3
Total revenue from contracts with customers	$1,462.4	$784.1	$483.9
Other	149.5	117.0	32.3
Operating revenues	$1,611.9	$901.1	$516.2
3. RECEIVABLES
The Evergy Companies' receivables are detailed in the following table.

	March 31	December 31
	2022	2021
Evergy	(millions)
Customer accounts receivable - billed	$14.5	$13.7
Customer accounts receivable - unbilled	59.1	80.1
Other receivables	136.0	160.7
Allowance for credit losses	(24.4)	(32.9)
Total	$185.2	$221.6
Evergy Kansas Central
Customer accounts receivable - billed	$8.6	$9.7
Customer accounts receivable - unbilled	21.4	26.4
Other receivables	159.0	178.5
Allowance for credit losses	(10.1)	(13.0)
Total	$178.9	$201.6
Evergy Metro
Customer accounts receivable - billed	$3.4	$2.7
Customer accounts receivable - unbilled	9.2	25.9
Other receivables	16.1	15.7
Allowance for credit losses	(9.5)	(13.3)
Total	$19.2	$31.0

The Evergy Companies' other receivables at March 31, 2022 and December 31, 2021, consisted primarily of receivables from partners in jointly-owned electric utility plants, wholesale sales receivables and receivables related to alternative revenue programs. The Evergy Companies' other receivables also included receivables from contracts with customers as summarized in the following table.

	March 31	December 31
	2022	2021
	(millions)
Evergy	$45.8	$63.7
Evergy Kansas Central	43.7	62.6
Evergy Metro	1.1	0.5
The change in the Evergy Companies' allowance for credit losses is summarized in the following table.

	2022	2021
Evergy	(millions)
Beginning balance January 1	$32.9	$19.3
Credit loss expense (income)	(4.1)	4.8
Write-offs	(7.9)	(4.0)
Recoveries of prior write-offs	3.5	3.5
Ending balance March 31	$24.4	$23.6
Evergy Kansas Central
Beginning balance January 1	$13.0	$7.5
Credit loss expense (income)	(0.6)	0.6
Write-offs	(3.6)	(0.5)
Recoveries of prior write-offs	1.3	1.2
Ending balance March 31	$10.1	$8.8
Evergy Metro
Beginning balance January 1	$13.3	$8.1
Credit loss expense (income)	(2.4)	2.5
Write-offs	(2.9)	(2.3)
Recoveries of prior write-offs	1.5	1.6
Ending balance March 31	$9.5	$9.9
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

	March 31	December 31
	2022	2021
	(millions)
Evergy	$338.0	$319.0
Evergy Kansas Central	165.0	153.0
Evergy Metro	123.0	116.0
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
4. RATE MATTERS AND REGULATION
KCC Proceedings
Evergy Kansas Central 2022 Transmission Delivery Charge (TDC)
In March 2022, the KCC issued an order adjusting Evergy Kansas Central's retail prices to include updated transmission costs as reflected in the Federal Energy Regulatory Commission (FERC) transmission formula rate (TFR). The new prices were effective in April 2022 and are expected to increase Evergy Kansas Central's annual retail revenues by $20.4 million when compared to 2021.
Evergy Metro 2022 TDC
In April 2022, the KCC issued an order adjusting Evergy Metro's retail prices to include updated transmission costs as reflected in the FERC TFR. The new prices were effective in May 2022 and are expected to increase Evergy Metro's annual retail revenues by $7.9 million when compared to 2021.
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
Evergy Kansas Central's and Evergy Metro's 2021 calculations of annual earnings did not result in a refund obligation. These calculations were filed with the KCC in March 2022. As of March 31, 2022, Evergy Kansas Central and Evergy Metro estimate their 2022 annual earnings will not result in a significant refund obligation. The final refund obligations for 2021 and 2022 will be decided by the KCC and could vary from the current estimates.
Evergy Kansas Central and Evergy Metro February 2021 Winter Weather Event AAO
In February 2021, the KCC issued an emergency accounting authority order (AAO) directing all Kansas-jurisdictional natural gas and electric utilities, including Evergy Kansas Central and Evergy Metro, to defer to a regulatory asset or regulatory liability any extraordinary costs or revenues, including carrying costs, to provide electric service during the February 2021 winter weather event for consideration in future rate proceedings.
As of March 31, 2022 and December 31, 2021, Evergy Kansas Central had recognized a regulatory asset pursuant to the AAO of $122.7 million and $121.5 million, respectively, related to its costs incurred during the February 2021 winter weather event, primarily consisting of increased fuel, purchased power, and associated carrying costs. As of March 31, 2022 and December 31, 2021, Evergy Metro's Kansas jurisdiction had recognized a regulatory liability of $38.1 million and $39.5 million, respectively, related to its increased wholesale revenues during the February 2021 winter weather event and associated carrying costs.
In July 2021, Evergy Kansas Central and Evergy Metro made a joint filing with the KCC regarding the timing and method of recovery or refund for costs and revenues deferred pursuant to the February 2021 winter weather event AAO. In the filing, Evergy Kansas Central and Evergy Metro requested to recover or refund, as appropriate, their deferred February 2021 winter weather event amounts to customers through their fuel recovery mechanisms over two years and one year, respectively, beginning in April 2023. As part of the filing, Evergy Metro also requested a decrease to its February 2021 winter weather event refund to Kansas customers, not currently reflected in its regulatory liability for the February 2021 winter weather event, for jurisdictional allocation differences in its Kansas and Missouri fuel recovery mechanisms.

In April 2022, Evergy Kansas Central, Evergy Metro, KCC staff and other intervenors filed a non-unanimous stipulation and agreement with the KCC that resolved all issues regarding the timing and method of recovery for costs and revenues deferred pursuant to the February 2021 winter weather event AAO. As part of the non-unanimous stipulation and agreement, Evergy Kansas Central and Evergy Metro agreed to recover or refund, as appropriate, their deferred February 2021 winter weather amounts to customers through their fuel recovery mechanisms over two years and one year, respectively, beginning in April 2023, and to use the rate of 1.00% to apply carrying charges to these deferred amounts. The non-unanimous stipulation and agreement also permitted Evergy Metro to request the future recovery in its next Kansas rate case of an approximately $5 million under-recovery related to its February 2021 winter weather event refund to Kansas customers for jurisdictional allocation differences in its Kansas and Missouri fuel recovery mechanisms.
An order from the KCC on the non-unanimous stipulation and agreement is expected in the second quarter of 2022.
Missouri Public Service Commission (MPSC) Proceedings
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
An evidentiary hearing in the case is scheduled to occur beginning in late August 2022 and new rates are expected to be effective in December 2022.
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
An evidentiary hearing in the case is scheduled to occur beginning in late August 2022 and new rates are expected to be effective in December 2022.
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
In October 2019, the MPSC granted OPC's and MECG's request for an AAO and required Evergy Missouri West to record a regulatory liability for the revenues discussed above for consideration in Evergy Missouri West's current rate case. Depending on the MPSC's decision in the current rate case, Evergy Missouri West could be required to refund to customers all or a portion of amounts collected in revenue for Sibley Station since December 2018 or, alternatively, could be required to make no refunds. As part of its current rate case, Evergy Missouri West is proposing to refund to customers the revenues collected from customers for non-fuel operations and maintenance costs and other costs associated with Sibley Station following the station's retirement but not the related return on investment.
As a result of the MPSC order, Evergy has recorded a regulatory liability of $32.0 million and $29.3 million as of March 31, 2022 and December 31, 2021, respectively, for the estimated amount of revenues that Evergy Missouri West has collected from customers for Sibley Station since December 2018 that Evergy has determined is probable of refund. Evergy expects that it will continue to defer such amounts as collected from customers until new rates become effective in Evergy Missouri West's current rate case.
The accrual for this estimated amount does not include certain revenues collected related to Sibley Station that Evergy has determined to not be probable of refund in the current rate case based on the relevant facts and circumstances. Although Evergy has determined these additional revenues to not be probable of refund, the ultimate resolution of this matter in Evergy Missouri West's current rate case is uncertain and could result in an estimated loss of approximately $50 million when new rates are expected to become effective in December 2022. Evergy's regulatory liability for probable refunds as of March 31, 2022 and estimated loss in excess of the amount accrued represent estimates that could change significantly based on ongoing developments including decisions in other regulatory proceedings that establish precedent applicable to this matter and positions of parties on this issue in Evergy Missouri West's 2022 rate case.
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
Evergy Metro and Evergy Missouri West have currently deferred substantially all of their fuel and purchased power costs, net of wholesale revenues, related to the February 2021 winter weather event to a regulatory asset or liability pursuant to their ability to recover or refund these amounts through their fuel recovery mechanisms, which allow for the recovery or refund of 95% of increases in fuel and purchased power costs, net of wholesale revenues, above the amount included in base rates to customers. This AAO request is intended to address the recovery or refund of the February 2021 winter weather event amounts separate from the normal fuel recovery mechanism process given the extraordinary nature of the February 2021 winter weather event and to help moderate customer bill impacts. As of March 31, 2022 and December 31, 2021, Evergy Metro's Missouri jurisdiction had recognized a regulatory liability of $25.4 million and $25.6 million, respectively, related to its increased wholesale revenues during the February 2021 winter weather event. As of March 31, 2022 and December 31, 2021, Evergy Missouri West had recognized a regulatory asset of $281.8 million and $281.6 million, respectively, related to its costs incurred during the February 2021 winter weather event, primarily consisting of increased fuel and purchased power costs.
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
In March 2022, the MPSC ordered Evergy Metro in a separate regulatory proceeding to file an adjustment to its fuel recovery mechanism in order to allow its wholesale revenues from the February 2021 winter weather event to be refunded to customers beginning in April 2022. The approximately $5 million decrease to the refund of February 2021 winter weather amounts requested by Evergy Metro due to jurisdictional allocation differences in its Kansas and Missouri fuel recovery mechanisms was not included in the adjustment and will be addressed in Evergy Metro's current rate case.
In April 2022, the MPSC staff filed a motion to suspend the February 2021 winter weather event AAO procedural schedule for Evergy Metro and Evergy Missouri West pending the resolution of Evergy Missouri West's petition for a securitization financing order discussed below. The MPSC granted the motion to suspend the AAO procedural schedule in April 2022.
Evergy Missouri West February 2021 Winter Weather Event Securitization
In March 2022, Evergy Missouri West filed a petition for financing order with the MPSC requesting authorization to finance its extraordinary fuel and purchased power costs incurred as part of the February 2021 winter weather event, including carrying costs, through the issuance of securitized bonds. Evergy Missouri West has requested to repay the securitized bonds and collect the related amounts from customers over a period of approximately 15 years from the date of issuance of the securitized bonds. An order from the MPSC regarding Evergy Missouri West's petition is expected no later than October 2022.

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
Evergy Kansas Central TFR
In the most recent two years, the updated TFR was expected to adjust Evergy Kansas Central's annual transmission revenues by approximately:
•$33.2 million increase effective in January 2022; and
•$32.4 million increase effective in January 2021.
Evergy Metro TFR
In the most recent two years, the updated TFR was expected to adjust Evergy Metro's annual transmission revenues by approximately:
•$18.1 million increase effective in January 2022; and
•$3.9 million decrease effective in January 2021.
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

	Pension Benefits			Post-Retirement Benefits
Three Months Ended March 31, 2022	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$19.9	$7.7	$12.2	$0.8	$0.4	$0.4
Interest cost	19.8	9.7	9.9	2.0	1.0	1.0
Expected return on plan assets	(26.0)	(12.8)	(14.1)	(2.5)	(1.6)	(0.9)
Prior service cost	0.5	0.5	—	0.1	0.1	(0.4)
Recognized net actuarial (gain)/loss	8.7	6.4	9.7	(0.1)	(0.1)	(0.2)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	22.9	11.5	17.7	0.3	(0.2)	(0.1)
Regulatory adjustment	15.9	2.9	6.5	(0.6)	(0.7)	0.6
Intercompany allocations	—	0.5	(4.5)	—	0.1	(0.1)
Net periodic benefit costs (income)	$38.8	$14.9	$19.7	$(0.3)	$(0.8)	$0.4

	Pension Benefits			Post-Retirement Benefits
Three Months Ended March 31, 2021	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$21.1	$7.4	$13.7	$0.8	$0.4	$0.4
Interest cost	21.3	10.3	10.8	2.0	1.0	1.0
Expected return on plan assets	(26.8)	(13.6)	(14.5)	(2.2)	(1.6)	(0.7)
Prior service cost	0.5	0.5	—	0.1	0.1	(0.3)
Recognized net actuarial loss	14.8	9.8	11.2	0.3	0.2	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	30.9	14.4	21.2	1.0	0.1	0.4
Regulatory adjustment	7.1	(0.9)	3.0	(1.2)	(0.8)	0.1
Intercompany allocations	—	0.4	(5.9)	—	—	(0.1)
Net periodic benefit costs (income)	$38.0	$13.9	$18.3	$(0.2)	$(0.7)	$0.4
The components of net periodic benefit costs other than the service cost component are included in other expense on the Evergy Companies' consolidated statements of income and comprehensive income.
For the three months ended March 31, 2022, Evergy, Evergy Kansas Central and Evergy Metro made pension contributions of $10.0 million, $5.9 million and $4.1 million, respectively. Evergy expects to make additional pension contributions of $88.8 million in 2022 to satisfy the Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and KCC and MPSC rate orders, of which $20.3 million is expected to be paid by Evergy Kansas Central and $68.5 million is expected to be paid by Evergy Metro.

Also in 2022, Evergy, Evergy Kansas Central and Evergy Metro expect to make post-retirement benefit contributions of $2.2 million, $0.5 million and $1.7 million, respectively.
6. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
Evergy's $2.5 billion master credit facility expires in 2026. Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West have borrowing capacity under the master credit facility with specific sublimits for each borrower. These sublimits can be unilaterally adjusted by Evergy for each borrower provided the sublimits remain within minimum and maximum sublimits as specified in the facility. The applicable interest rates and commitment fees of the facility are subject to upward or downward adjustments, within certain limitations, if Evergy achieves, or fails to achieve, certain sustainability-linked targets based on two key performance indicator metrics: (i) Non-Emitting Generation Capacity and (ii) Diverse Supplier Spend (as defined in the facility).
A default by any borrower under the facility or one of its significant subsidiaries on other indebtedness totaling more than $100.0 million constitutes a default by that borrower under the facility. Under the terms of this facility, each of Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West is required to maintain a total indebtedness to total capitalization ratio, as defined in the facility, of not greater than 0.65 to 1.00 at all times. As of March 31, 2022, Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West were in compliance with this covenant.
The following table summarizes the committed credit facilities (excluding receivable sale facilities discussed in Note 3) available to the Evergy Companies as of March 31, 2022 and December 31, 2021.

		Amounts Drawn
	Master Credit Facility	Commercial Paper	Letters of Credit	Cash Borrowings	Available Borrowings	Weighted Average Interest Rate on Short-Term Borrowings
March 31, 2022	(millions)
Evergy, Inc.	$700.0	$187.0	$0.7	$—	$512.3	0.94%
Evergy Kansas Central	750.0	461.2	0.1	—	288.7	0.99%
Evergy Metro	350.0	—	—	—	350.0	—%
Evergy Missouri West	700.0	244.0	—	—	456.0	0.67%
Evergy	$2,500.0	$892.2	$0.8	$—	$1,607.0

December 31, 2021
Evergy, Inc.	$700.0	$358.0	$0.7	$—	$341.3	0.34%
Evergy Kansas Central	750.0	406.0	0.1	—	343.9	0.41%
Evergy Metro	350.0	—	—	—	350.0	—%
Evergy Missouri West	700.0	395.3	—	—	304.7	0.40%
Evergy	$2,500.0	$1,159.3	$0.8	$—	$1,339.9
In February 2022, Evergy, Inc. entered into a $500.0 million unsecured Term Loan Credit Agreement (Term Loan Facility) that expires in February 2023. As of March 31, 2022, Evergy had borrowed $500.0 million under the Term Loan Facility. The weighted average interest rate for borrowings under the Term Loan Facility as of March 31, 2022, was 1.13%. Evergy's borrowings under the Term Loan Facility were used for, among other things, working capital, capital expenditures and general corporate purposes. The Term Loan Facility contains customary covenants, including one that sets the ratio of maximum allowed total indebtedness to total capitalization of not greater than 0.65 to 1.00, for Evergy and its subsidiaries on a consolidated basis. As of March 31, 2022, Evergy was in compliance with this covenant.

7. LONG-TERM DEBT
Mortgage Bonds
In March 2022, Evergy Missouri West entered into a First Mortgage Indenture and Deed of Trust, dated as of March 1, 2022 (Evergy Missouri West Mortgage Indenture), establishing a first mortgage lien on substantially all of its present properties and certain after-acquired properties, subject to certain exceptions. In connection with the establishment of the Evergy Missouri West Mortgage Indenture, Evergy Missouri West issued collateral mortgage bonds secured by the Evergy Missouri West Mortgage Indenture to serve as collateral for Evergy Missouri West's obligations under the following outstanding unsecured senior notes:
•$36.0 million of 3.49% Series A, maturing in 2025;
•$60.0 million of 4.06% Series B, maturing in 2033;
•$150.0 million of 4.74% Series C, maturing in 2043;
•$350.0 million of 2.86% Series A, maturing in 2031;
•$75.0 million of 3.01% Series B, maturing in 2033; and
•$75.0 million of 3.21% Series C, maturing in 2036.
The collateral mortgage bonds were issued to the holders of the unsecured senior notes, are only payable if Evergy Missouri West defaults on the underlying unsecured senior notes and do not increase the amount of outstanding debt for Evergy Missouri West.
As a result of the above transactions, Evergy Missouri West's outstanding senior notes have effectively become secured by the mortgage lien of the Evergy Missouri West Mortgage Indenture and rank equally and ratably with all of Evergy Missouri West's mortgage bonds, regardless of series, from time to time issued and outstanding under the Evergy Missouri West Mortgage Indenture.
Also in March 2022, Evergy Missouri West issued, at a discount, $250.0 million of 3.75% First Mortgage Bonds, maturing in 2032.
Senior Notes
In March 2022, Evergy Missouri West repaid its $100.0 million of 3.74% Senior Notes at maturity.
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

	March 31, 2022		December 31, 2021
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt(a)	(millions)
Evergy(b)	$9,834.4	$9,712.4	$9,687.2	$10,758.5
Evergy Kansas Central	3,934.9	4,039.2	3,934.2	4,522.5
Evergy Metro	2,925.5	3,096.6	2,925.0	3,400.8
(a) Includes current maturities.
(b) Book value as of March 31, 2022 and December 31, 2021, includes $96.0 million and $97.9 million, respectively, of fair value adjustments recorded in connection with purchase accounting for the Great Plains Energy and Evergy Kansas Central merger, which are not part of future principal payments and will amortize over the remaining life of the associated debt instrument.

Recurring Fair Value Measurements
The following tables include the Evergy Companies' balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	March 31, 2022	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$133.8	$120.2	$—	$—	$13.6
International equity funds	69.9	69.9	—	—	—
Core bond fund	55.1	55.1	—	—	—
High-yield bond fund	28.8	28.8	—	—	—
Emerging markets bond fund	16.8	16.8	—	—	—
Alternative investments fund	32.6	—	—	—	32.6
Real estate securities fund	16.5	—	—	—	16.5
Cash equivalents	0.6	0.6	—	—	—
Total nuclear decommissioning trust	354.1	291.4	—	—	62.7
Rabbi trust
Fixed income funds	18.1	18.1	—	—	—
Equity funds	8.6	8.6	—	—	—
Combination debt/equity/other fund	2.2	2.2	—	—	—
Cash equivalents	0.1	0.1	—	—	—
Total rabbi trust	29.0	29.0	—	—	—
Total	$383.1	$320.4	$—	$—	$62.7
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$283.4	$283.4	$—	$—	$—
Debt securities
U.S. Treasury	46.1	46.1	—	—	—
U.S. Agency	0.4	—	0.4	—	—
State and local obligations	3.9	—	3.9	—	—
Corporate bonds	41.8	—	41.8	—	—
Foreign governments	0.1	—	0.1	—	—
Cash equivalents	3.4	3.4	—	—	—
Total nuclear decommissioning trust	379.1	332.9	46.2	—	—
Self-insured health plan trust(b)
Equity securities	1.9	1.9	—	—	—
Debt securities	8.2	2.5	5.7	—	—
Cash and cash equivalents	2.5	2.5	—	—	—
Total self-insured health plan trust	12.6	6.9	5.7	—	—
Total	$391.7	$339.8	$51.9	$—	$—
Other Evergy
Other Evergy investments
Rabbi trusts
Core bond fund	11.7	11.7	—	—	—
Total rabbi trusts	$11.7	$11.7	$—	$—	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$733.2	$624.3	$46.2	$—	$62.7
Rabbi trusts	40.7	40.7	—	—	—
Self-insured health plan trust(b)	12.6	6.9	5.7	—	—
Total	$786.5	$671.9	$51.9	$—	$62.7

Description	December 31, 2021	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$140.4	$126.5	$—	$—	$13.9
International equity funds	74.0	74.0	—	—	—
Core bond fund	58.1	58.1	—	—	—
High-yield bond fund	29.6	29.6	—	—	—
Emerging markets bond fund	18.0	18.0	—	—	—
Alternative investments fund	32.7	—	—	—	32.7
Real estate securities fund	15.2	—	—	—	15.2
Cash equivalents	0.4	0.4	—	—	—
Total nuclear decommissioning trust	368.4	306.6	—	—	61.8
Rabbi trust
Fixed income funds	19.6	19.6	—	—	—
Equity funds	9.5	9.5	—	—	—
Combination debt/equity/other fund	2.4	2.4	—	—	—
Cash equivalents	0.2	0.2	—	—	—
Total rabbi trust	31.7	31.7	—	—	—
Total	$400.1	$338.3	$—	$—	$61.8
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$299.2	$299.2	$—	$—	$—
Debt securities
U.S. Treasury	46.1	46.1	—	—	—
U.S. Agency	0.4	—	0.4	—	—
State and local obligations	4.0	—	4.0	—	—
Corporate bonds	43.7	—	43.7	—	—
Foreign governments	0.1	—	0.1	—	—
Cash equivalents	6.8	6.8	—	—	—
Total nuclear decommissioning trust	400.3	352.1	48.2	—	—
Self-insured health plan trust(b)
Equity securities	2.0	2.0	—	—	—
Debt securities	8.7	2.7	6.0	—	—
Cash and cash equivalents	1.8	1.8	—	—	—
Total self-insured health plan trust	12.5	6.5	6.0	—	—
Total	$412.8	$358.6	$54.2	$—	$—
Other Evergy
Other Evergy investments
Equity securities(c)	$31.4	$—	$31.4	$—	$—
Total other Evergy investments	31.4	—	31.4	—	—
Rabbi trusts
Core bond fund	12.5	12.5	—	—	—
Total rabbi trusts	12.5	12.5	—	—	—
Total	$43.9	$12.5	$31.4	$—	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$768.7	$658.7	$48.2	$—	$61.8
Rabbi trust	44.2	44.2	—	—	—
Self-insured health plan trust(b)	12.5	6.5	6.0	—	—
Other Evergy investments(c)	31.4	—	31.4	—	—
Total	$856.8	$709.4	$85.6	$—	$61.8
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
(c)Fair value was based on quoted market prices adjusted for a discount for lack of marketability based on a valuation model due to a restriction on the sale of the stock.

Certain Evergy and Evergy Kansas Central investments included in the table above are measured at NAV as they do not have readily determinable fair values. In certain situations, these investments may have redemption restrictions.
The following table provides additional information on these Evergy and Evergy Kansas Central investments.

	March 31, 2022		December 31, 2021		March 31, 2022
	Fair	Unfunded	Fair	Unfunded	Redemption	Length of
	Value	Commitments	Value	Commitments	Frequency	Settlement
Evergy Kansas Central	(millions)
Nuclear decommissioning trust:
Domestic equity funds	$13.6	$1.7	$13.9	$1.7	(a)	(a)
Alternative investments fund(b)	32.6	—	32.7	—	Quarterly	65 days
Real estate securities fund(b)	16.5	—	15.2	—	Quarterly	65 days
Total Evergy investments at NAV	$62.7	$1.7	$61.8	$1.7
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
The following table summarizes the net unrealized gains (losses) for the Evergy Companies' nuclear decommissioning trusts and rabbi trusts.

Three Months Ended March 31	2022	2021
Evergy	(millions)
Nuclear decommissioning trust - equity securities	$(34.8)	$33.1
Nuclear decommissioning trust - debt securities	(6.5)	(5.1)
Rabbi trusts - equity securities	(2.4)	(1.3)
Total	$(43.7)	$26.7
Evergy Kansas Central
Nuclear decommissioning trust - equity securities	$(16.7)	$14.3
Rabbi trust - equity securities	(1.6)	(0.8)
Total	$(18.3)	$13.5
Evergy Metro
Nuclear decommissioning trust - equity securities	$(18.1)	$18.8
Nuclear decommissioning trust - debt securities	(6.5)	(5.1)
Total	$(24.6)	$13.7
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
Clean Air Act - Startup, Shutdown and Malfunction (SSM) Regulation
In 2015, the Environmental Protection Agency (EPA) issued a final rule addressing how state implementation plans (SIPs) can treat excess emissions during SSM events. This rule was referred to as the 2015 SIP Call Rule. The rule required 36 states to submit SIP revisions by November 2016 to remove certain exemptions and other discretionary enforcement provisions that apply to excess emissions during SSM events. Legal challenges ensued and the case was eventually placed in abeyance. In December 2021, the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit) restarted the litigation. On April 11, 2022, the EPA published a proposed consent decree that establishes dates for the EPA to take action on SIP revisions that were submitted in response to the 2015 SIP Call Rule. Deadlines for 26 states, including Kansas, Missouri and Oklahoma, are listed in the proposed consent decree. Final action from the EPA could result in required SIP revisions in Oklahoma, Kansas and Missouri which could have a material impact on the Evergy Companies.
Ozone Interstate Transport State Implementation Plans
In 2015, the EPA lowered the Ozone National Ambient Air Quality Standards (NAAQS) from 75 ppb to 70 ppb. Impacted states were required to submit Interstate Transport State Implementation Plans (ITSIPs) in 2018 to comply with the "Good Neighbor Provisions" of the Clean Air Act (CAA). The EPA did not act on these ITSIP submissions and was challenged in a court filing in May 2021 to address them. On February 22, 2022, the EPA published proposed disapprovals of ITSIPs for nineteen states including Missouri and Oklahoma. On April 4, 2022, the EPA published a final approval of the Kansas ITSIP in the Federal Register.
On April 6, 2022, the EPA published in the Federal Register the proposed federal implementation plan (FIP) to resolve outstanding "Good Neighbor" obligations with respect to the 2015 Ozone NAAQS for 26 states including Missouri and Oklahoma. This FIP would establish a revised Cross-State Air Pollution Rule (CSAPR) ozone season nitrogen oxide (NOx) emissions trading program for electric generating units (EGUs), and limit ozone season NOx emissions from certain industrial stationary sources. The proposed rule would also establish a new daily backstop NOx emissions rate limit for applicable coal-fired units larger than 100MW, as well as unit-specific NOx emission rate limits for certain industrial emissions units, and would feature "dynamic" adjustments of emission budgets for EGUs beginning with ozone season 2025. The proposed FIP includes reductions to the state ozone season NOx budgets for Missouri and Oklahoma beginning in 2023 with additional reductions in future years. The Evergy Companies are in the process of reviewing this proposed FIP. The EPA is also in the process of reconsidering its December 2020 decisions to retain the Ozone NAAQS at the level set in 2015 and the annual and 24-hour PM2.5 NAAQS at the levels set in 2012. Due to uncertainty regarding the proposed FIP and potential lowering of the 2020 NAAQS, the Evergy Companies cannot determine the impacts on their operations or consolidated financial results, but the cost to comply with the FIP and/or a lower future NAAQS could be material.
Regional Haze Rule
In 1999, the EPA finalized the Regional Haze Rule which aims to restore national parks and wilderness areas to pristine conditions. The rule requires states in coordination with the EPA, the National Park Service, the U.S. Fish and Wildlife Service, the U.S. Forest Service, and other interested parties to develop and implement air quality protection plans to reduce the pollution that causes visibility impairment. There are 156 "Class I" areas across the U.S. that must be restored to pristine conditions by the year 2064. There are no Class I areas in Kansas, whereas Missouri has two: the Hercules-Glades Wilderness Area and the Mingo Wilderness Area. States must submit revisions to their Regional Haze Rule SIPs every ten years and the first round was due in 2007. For the second ten-year implementation period, the EPA issued a final rule revision in 2017 that allowed states to submit their SIP revisions by July 31, 2021. The Evergy Companies have been in contact with the Kansas Department of Health and Environmental (KDHE) and the Missouri Department of Natural Resources (MDNR) as they worked to draft their SIP revisions. The Missouri SIP revision has been drafted and is currently on public notice through May 5, 2022. The SIP revision does not require any additional reductions from the Evergy Companies' generating units in the state. MDNR has indicated it intends to submit the Missouri SIP revision to the EPA by the end of July 2022. The Kansas SIP revision was placed on public notice in June 2021 and requested no additional emission reductions by electric utilities based on the significant reductions that were achieved during the first implementation period. The EPA provided comments on the Kansas SIP revision in June 2021 that each state is statutorily required to conduct a "four-factor analysis" on at least two sources within the state to help determine if further emission reductions are necessary. The EPA also stated it would be difficult to approve the Kansas SIP revision if at least two four-factor analyses are not conducted on Kansas emission sources. KDHE submitted the Kansas SIP revision in July 2021. If a Kansas generating unit of the Evergy Companies is selected for analysis, the possibility exists that the state or EPA, through a FIP, could determine that additional operational or physical modifications are required on the generating unit to further reduce emissions. The overall cost of those modifications could be material to the Evergy Companies.
Greenhouse Gases
Burning coal and other fossil fuels releases carbon dioxide (CO2) and other gases referred to as greenhouse gases (GHG). Various regulations under the CAA limit CO2 and other GHG emissions, and in addition, other measures are being imposed or offered by individual states, municipalities and regional agreements with the goal of reducing GHG emissions.
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
After reviewing the Navigable Waters Protection Rule as directed by President Biden's administration, the EPA and Department of the Army determined a need to revise the definition to prevent environmental degradation. In December 2021, the EPA and the Department of the Army published a proposed rule that repeals the Navigable Waters Protection Rule and revises the definition of “Waters of the United States.” This proposed rule restores definitions of Waters of the United States that were in place prior to 2015. The Evergy Companies are reviewing the proposed rule and the impact on their operations or consolidated financial results are not expected to be material. A second rulemaking is expected in the future which will replace the Navigable Waters Protection Rule. The cost to comply with any future rulemaking that replaces the Navigable Waters Protection Rule could be material to the Evergy Companies.
Regulation of Coal Combustion Residuals
In the course of operating their coal generation plants, the Evergy Companies produce coal combustion residuals (CCRs), including fly ash, gypsum and bottom ash. The EPA published a rule to regulate CCRs in April 2015 that requires additional CCR handling, processing and storage equipment and closure of certain ash disposal units. In January 2022, the EPA published proposed determinations for facilities that filed closure extensions for unlined or clay-lined CCR units. These proposed determinations include various interpretations of the CCR regulations and compliance expectations that may impact all owners of CCR units. These interpretations could require modified compliance plans such as different methods of CCR unit closure. Additionally, more stringent remediation requirements for units that are in corrective action or forced to go into corrective action are possible. CCR units at Lawrence Energy Center and Sibley Generating Station have moved into corrective action. The cost to comply with these proposed determinations by the EPA could be material.
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

The operating expenses and capital costs billed for jointly-owned plants and shared services are detailed in the following table.

Three Months Ended March 31	2022	2021
	(millions)
Evergy Kansas Central billings to Evergy Missouri West	$7.4	$9.5
Evergy Metro billings to Evergy Missouri West	32.7	34.7
Evergy Kansas Central billings to Evergy Metro	6.6	9.9
Evergy Metro billings to Evergy Kansas Central	33.4	25.7
Money Pool
Evergy Kansas Central, Evergy Metro and Evergy Missouri West are authorized to participate in the Evergy, Inc. money pool, which is an internal financing arrangement in which funds may be lent on a short-term basis between Evergy Kansas Central, Evergy Metro, Evergy Missouri West and Evergy, Inc. Evergy, Inc. can lend but not borrow under the money pool.
At March 31, 2022, Evergy Metro had a $98.0 million outstanding receivable from Evergy Missouri West under the money pool. At December 31, 2021, Evergy Metro had a $155.0 million outstanding receivable from Evergy Missouri West under the money pool.
Related Party Net Receivables and Payables
The following table summarizes Evergy Kansas Central's and Evergy Metro's related party net receivables and payables.

	March 31	December 31
	2022	2021
Evergy Kansas Central	(millions)
Net payable to Evergy	$(11.8)	$(2.2)
Net payable to Evergy Metro	(16.4)	(14.5)
Net receivable from Evergy Missouri West	4.5	10.4

Evergy Metro
Net receivable from Evergy	$20.2	$8.7
Net receivable from Evergy Kansas Central	16.4	14.5
Net receivable from Evergy Missouri West	187.9	254.5
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

	March 31	December 31
	2022	2021
Evergy Kansas Central	(millions)
Income taxes receivable from Evergy	$1.5	$9.6

Evergy Metro
Income taxes payable to Evergy	$(12.0)	$(2.5)

11. TAXES
Components of income tax expense are detailed in the following tables.

Evergy
Three Months Ended March 31	2022	2021
Current income taxes	(millions)
Federal	$11.5	$1.1
State	(0.4)	1.9
Total	11.1	3.0
Deferred income taxes
Federal	(3.9)	17.7
State	3.2	3.8
Total	(0.7)	21.5
Investment tax credit
Deferral	2.7	—
Amortization	(1.6)	(1.5)
Total	1.1	(1.5)
Income tax expense	$11.5	$23.0

Evergy Kansas Central
Three Months Ended March 31	2022	2021
Current income taxes	(millions)
Federal	$7.9	$7.5
State	0.2	1.2
Total	8.1	8.7
Deferred income taxes
Federal	(8.5)	6.7
State	2.3	2.3
Total	(6.2)	9.0
Investment tax credit
Deferral	2.7	—
Amortization	(1.0)	(1.1)
Total	1.7	(1.1)
Income tax expense	$3.6	$16.6

Evergy Metro
Three Months Ended March 31	2022	2021
Current income taxes	(millions)
Federal	$9.4	$27.1
State	0.1	1.2
Total	9.5	28.3
Deferred income taxes
Federal	(1.6)	(22.0)
State	0.4	(0.8)
Total	(1.2)	(22.8)
Investment tax credit amortization	(0.6)	(0.4)
Income tax expense	$7.7	$5.1

Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Evergy
Three Months Ended March 31	2022	2021
Federal statutory income tax rate	21.0%	21.0%
Effect of:
COLI policies	(0.5)	(1.0)
State income taxes	1.4	1.9
Flow through depreciation for plant-related differences	(6.3)	(5.8)
Federal tax credits	(3.7)	(3.1)
Non-controlling interest	(0.3)	(0.3)
AFUDC equity	(0.5)	(0.7)
Amortization of federal investment tax credits	(0.2)	(0.4)
Stock compensation	(0.9)	0.2
Officer compensation limitation	0.3	0.4
Other	(1.9)	(1.6)
Effective income tax rate	8.4%	10.6%

Evergy Kansas Central
Three Months Ended March 31	2022	2021
Federal statutory income tax rate	21.0%	21.0%
Effect of:
COLI policies	(1.0)	(1.8)
State income taxes	2.0	1.2
Flow through depreciation for plant-related differences	(5.0)	(3.3)
Federal tax credits	(7.7)	(5.2)
Non-controlling interest	(0.6)	(0.5)
AFUDC equity	(0.7)	(0.8)
Amortization of federal investment tax credits	0.1	(0.5)
Stock compensation	(0.6)	(0.1)
Officer compensation limitation	—	0.2
Other	(2.9)	(1.8)
Effective income tax rate	4.6%	8.4%

Evergy Metro
Three Months Ended March 31	2022	2021
Federal statutory income tax rate	21.0%	21.0%
Effect of:
COLI policies	(0.2)	(0.2)
State income taxes	0.6	0.6
Flow through depreciation for plant-related differences	(7.0)	(7.8)
Federal tax credits	(0.2)	(0.6)
AFUDC equity	(0.4)	(0.7)
Amortization of federal investment tax credits	(0.6)	(0.4)
Stock compensation	(1.3)	0.4
Officer compensation limitation	0.5	0.9
Other	—	0.1
Effective income tax rate	12.4%	13.3%
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following combined Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the consolidated financial statements and accompanying notes in this combined Quarterly Report on Form 10-Q and the Evergy Companies' combined 2021 Form 10-K. None of the registrants make any representation as to information related solely to Evergy, Evergy Kansas Central or Evergy Metro other than itself.
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
Evergy Equity Investment
From time to time, Evergy makes limited equity investments in early-stage energy solution companies. These investments have historically not had a significant impact on Evergy's results of operations. In October 2021, an equity investment in which Evergy held a minority stake through an initial investment of $3.7 million was acquired through a transaction involving a special purpose acquisition company (SPAC). As a result of its equity investment in the company that was acquired in the SPAC transaction, Evergy received shares of the resulting public company upon the closing of the transaction, which were subject to a restriction on sale for 150 days. The equity investment had a fair value of $31.4 million as of December 31, 2021.
In March 2022, Evergy sold its shares in the equity investment to a financial institution through a share forward agreement following the expiration of the restriction on sale. As part of the share forward agreement, Evergy delivered its shares to the financial institution in exchange for a series of future cash settlements based primarily on the volume-weighted average price (VWAP) of the shares over the term of the agreement, which ends in June 2022 but could be ended earlier at the option of the financial institution. The share forward agreement is included in other current assets on Evergy's consolidated balance sheets as of March 31, 2022, at its fair value of $14.5 million.
In the first quarter of 2022, Evergy recorded a pre-tax loss of $14.2 million in investment earnings (loss) on its consolidated statements of comprehensive income related to the decrease in market value of its equity investment prior to sale and the recording of the share forward agreement at fair value. Evergy also received cash settlements of $2.7 million under the share forward agreement in the first quarter of 2022. Evergy uses adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) to evaluate earnings and EPS without the gains or losses related to equity investments subject to a restriction on sale that can create period to period volatility, among other items. See "Non-GAAP Measures" within this Executive Summary for additional information.
Regulatory Proceedings
See Note 4 to the consolidated financial statements for information regarding regulatory proceedings.
Earnings Overview
The following table summarizes Evergy's net income and diluted EPS.

Three Months Ended March 31	2022	Change	2021
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$122.5	$(69.1)	$191.6
Earnings per common share, diluted	0.53	(0.31)	0.84
Net income attributable to Evergy, Inc. decreased for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to non-regulated energy marketing margins recognized in 2021 related to the February 2021 winter weather event, higher investment losses, higher depreciation expense and higher property taxes; partially offset by lower operating and maintenance expenses and lower income tax expense.
Diluted EPS decreased for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to the decrease in net income attributable to Evergy, Inc. discussed above.
For additional information regarding the change in net income, refer to the Evergy Results of Operations section within this MD&A.
Non-GAAP Measures
Adjusted Earnings (non-GAAP) and Adjusted EPS (non-GAAP)
Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) for the three months ended March 31, 2022, were $133.8 million or $0.58 per share, respectively. For the three months ended March 31, 2021, Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) were $125.4 million or $0.55 per share, respectively. In addition to net income attributable to Evergy, Inc. and diluted EPS, Evergy's management uses adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) to evaluate earnings and EPS without the income or costs resulting from non-regulated energy marketing margins from the February 2021 winter weather event and gains or losses related to equity investments subject to a restriction on sale that can create period to period volatility, as well as costs resulting from executive transition, severance and advisor expenses.
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

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
Three Months Ended March 31	2022		2021
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$122.5	$0.53	$191.6	$0.84
Non-GAAP reconciling items:
Non-regulated energy marketing margin related to February 2021 winter weather event, pre-tax(a)	—	—	(96.5)	(0.42)
Non-regulated energy marketing costs related to February 2021 winter weather event, pre-tax(b)	0.3	—	2.0	0.01
Executive transition costs, pre-tax(c)	—	—	5.5	0.02
Severance costs, pre-tax(d)	—	—	1.6	0.01
Advisor expenses, pre-tax(e)	—	—	1.5	0.01
Restricted equity investment losses, pre-tax(f)	14.2	0.06	—	—
Income tax expense (benefit)(g)	(3.2)	(0.01)	19.7	0.08
Adjusted earnings (non-GAAP)	$133.8	$0.58	$125.4	$0.55
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
(f)Reflects losses related to equity investments which were subject to a restriction on sale, including gains or losses related to the fair value of associated share forward agreements, and are included in investment earnings (loss) on the consolidated statements of comprehensive income.
(g)Reflects an income tax effect calculated at a statutory rate of approximately 22%, with the exception of certain non-deductible items.
Wolf Creek Refueling Outage
Wolf Creek's most recent refueling outage began in March 2021 and the unit returned to service in May 2021. Wolf Creek's next refueling outage is planned to begin in the fourth quarter of 2022.

ENVIRONMENTAL MATTERS
See Note 9 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 10 to the consolidated financial statements for information regarding related party transactions.
EVERGY RESULTS OF OPERATIONS
The following table summarizes Evergy's comparative results of operations.

Three Months Ended March 31	2022	Change	2021
	(millions)
Operating revenues	$1,223.9	$(388.0)	$1,611.9
Fuel and purchased power	309.0	(326.1)	635.1
SPP network transmission costs	78.7	9.3	69.4
Operating and maintenance	252.2	(23.3)	275.5
Depreciation and amortization	229.0	9.7	219.3
Taxes other than income tax	101.9	7.0	94.9
Income from operations	253.1	(64.6)	317.7
Other expense, net	(26.3)	(18.2)	(8.1)
Interest expense	91.8	(2.2)	94.0
Income tax expense	11.5	(11.5)	23.0
Equity in earnings of equity method investees, net of income taxes	2.1	0.1	2.0
Net income	125.6	(69.0)	194.6
Less: Net income attributable to noncontrolling interests	3.1	0.1	3.0
Net income attributable to Evergy, Inc.	$122.5	$(69.1)	$191.6
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

	Revenues and Expenses			MWhs Sold
Three Months Ended March 31	2022	Change	2021	2022	Change	2021
Retail revenues	(millions)			(thousands)
Residential	$451.8	$55.1	$396.7	3,935	(27)	3,962
Commercial	403.1	57.1	346.0	4,256	34	4,222
Industrial	150.3	16.7	133.6	2,113	55	2,058
Other retail revenues	9.0	1.6	7.4	32	1	31
Total electric retail	1,014.2	130.5	883.7	10,336	63	10,273
Wholesale revenues	51.9	(435.6)	487.5	3,900	(866)	4,766
Transmission revenues	98.0	12.0	86.0	N/A	N/A	N/A
Other revenues	59.8	(94.9)	154.7	N/A	N/A	N/A
Operating revenues	1,223.9	(388.0)	1,611.9	14,236	(803)	15,039
Fuel and purchased power	(309.0)	326.1	(635.1)
SPP network transmission costs	(78.7)	(9.3)	(69.4)
Utility gross margin (a)	836.2	(71.2)	907.4
Operating and maintenance	(252.2)	23.3	(275.5)
Depreciation and amortization	(229.0)	(9.7)	(219.3)
Taxes other than income tax	(101.9)	(7.0)	(94.9)
Income from operations	$253.1	$(64.6)	$317.7
(a) Utility gross margin is a non-GAAP financial measure. See explanation of utility gross margin above.
Evergy's utility gross margin decreased $71.2 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily driven by:
•a $104.9 million decrease in non-regulated energy marketing margins recognized at Evergy Kansas Central, primarily due to $96.5 million of margins recognized in 2021 related to the February 2021 winter weather event; partially offset by
•a $17.6 million increase due to favorable average retail pricing, colder winter weather in 2022 (heating degree days increased by 2%), and higher weather-normalized commercial and industrial demand;
•a $12.0 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2022; and
•a $0.4 million net increase due to other impacts from the February 2021 winter weather event driven by:
◦a $21.1 million increase at Evergy Missouri West driven by $14.9 million of increased fuel and purchased power costs in February 2021 that are not currently recoverable from customers through its fuel recovery mechanism and $6.2 million related to a special requirements contract with an industrial customer; and
◦a $12.5 million increase at Evergy Metro primarily driven by jurisdictional allocation differences currently present between its fuel recovery mechanisms in Missouri and Kansas regarding its refund to customers for the net increase in wholesale revenues in February 2021; partially offset by
◦a $34.0 million decrease at Evergy Kansas Central driven by higher utility gross margin at its non-regulated 8% ownership share of JEC due to higher wholesale sale prices and MWhs sold in February 2021.

Operating and Maintenance
Evergy's operating and maintenance expense decreased $23.3 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily driven by:
•an $8.9 million decrease in credit loss expense at Evergy Kansas Central, Evergy Metro and Evergy Missouri West primarily due to a reduction in the allowance for credit losses recorded in 2022 as a result of improvements in the aging of accounts receivable for certain customers;
•$5.5 million of costs recorded in 2021 associated with executive transition, including inducement bonuses, severance agreements and other transition expenses;
•a $3.6 million decrease in transmission and distribution operating and maintenance expenses primarily at Evergy Kansas Central driven by lower labor and contractor costs primarily due to an increase in transmission and distribution capital projects and lower employee headcount and a $0.5 million decrease in vegetation management costs in 2022;
•a $1.7 million decrease in costs at Evergy Kansas Central related to non-regulated energy marketing margins recognized during the February 2021 winter weather event; and
•a $1.5 million decrease in advisor expenses incurred in 2022 associated with strategic planning.
Depreciation and Amortization
Evergy's depreciation and amortization expense increased $9.7 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily driven by higher capital additions at Evergy Kansas Central and Evergy Metro in 2022.
Taxes Other Than Income Tax
Evergy's taxes other than income tax increased $7.0 million for the three months ended March 31, 2022, compared to the same period in 2021, driven by an increase in property taxes in Missouri and Kansas primarily due to higher assessed property tax values.
Other Expense, Net
Evergy's other expense, net increased $18.2 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily driven by:
•an $11.2 million decrease in investment earnings primarily driven by a $14.2 million loss from the sale of Evergy's equity investment in an early-stage energy solutions company in 2022; partially offset by a $3.3 million increase in unrealized gains due to the change in fair value related to other equity investments;
•a $3.6 million increase due to higher pension non-service costs at Evergy Kansas Central and Evergy Metro in 2022; and
•$3.1 million of other income recorded in 2021 related to contract termination fees.
Income Tax Expense
Evergy's income tax expense decreased $11.5 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily driven by:
•a $17.1 million decrease primarily due to lower Evergy Kansas Central pre-tax income in 2022; partially offset by
•a $3.9 million increase due to a decrease in the amortization of flow-through items driven by a decrease in pre-tax income in the first quarter of 2022 at Evergy Kansas Central; and
•a $2.6 million increase due to lower wind and other income tax credits in 2022.
LIQUIDITY AND CAPITAL RESOURCES
Evergy relies primarily upon cash from operations, short-term borrowings, debt and equity issuances and its existing cash and cash equivalents to fund its capital requirements. Evergy's capital requirements primarily consist of capital expenditures, payment of contractual obligations and other commitments, and the payment of dividends to shareholders. See the Evergy Companies' combined 2021 Form 10-K for more information on Evergy's sources and uses of cash.
Short-Term Borrowings
As of March 31, 2022, Evergy had $1.6 billion of available borrowing capacity under its master credit facility. The available borrowing capacity under the master credit facility consisted of $512.3 million for Evergy, Inc., $288.7 million for Evergy Kansas Central, $350.0 million for Evergy Metro and $456.0 million for Evergy Missouri West. The Evergy Companies' borrowing capacity under the master credit facility also supports their issuance of commercial paper. See Note 6 to the consolidated financial statements for more information regarding the master credit facility. Along with cash flows from operations and receivable sales facilities, Evergy generally uses borrowings under its master credit facility and the issuance of commercial paper to meet its day-to-day cash flow requirements. Evergy believes that its existing cash on hand and available borrowing capacity under its master credit facility provide sufficient liquidity for its existing capital requirements.
In February 2022, Evergy, Inc. entered into a $500.0 million unsecured Term Loan Facility that expires in February 2023. As of March 31, 2022, Evergy had borrowed $500.0 million under the Term Loan Facility. Evergy's borrowings under the Term Loan Facility were used for, among other things, working capital, capital expenditures and general corporate purposes.
Significant Debt Issuances
See Note 7 to the consolidated financial statements for information regarding significant debt issuances.
Pensions
For the three months ended March 31, 2022, Evergy made pension contributions of $10.0 million. Evergy expects to make additional pension contributions of $88.8 million in 2022 to satisfy ERISA funding requirements and KCC and MPSC rate orders, of which $20.3 million is expected to be paid by Evergy Kansas Central and $68.5 million is expected to be paid by Evergy Metro. Also in 2022, Evergy expects to make post-retirement benefit contributions of $2.2 million.
Debt Covenants
As of March 31, 2022, Evergy was in compliance with all debt covenants under the master credit facility, the Term Loan Facility and certain debt instruments that contain restrictions that require the maintenance of certain capitalization and leverage ratios. See Note 6 to the consolidated financial statements for more information.
Cash Flows
The following table presents Evergy's cash flows from operating, investing and financing activities.

Three Months Ended March 31	2022	2021
	(millions)
Cash Flows from (used in) Operating Activities	$265.1	$(28.6)
Cash Flows used in Investing Activities	(531.3)	(475.2)
Cash Flows from Financing Activities	262.2	840.9
Cash Flows from (used in) Operating Activities
Evergy's cash flows from operating activities increased $293.7 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily driven by:
•$363.7 million of cash payments for net fuel and purchased power costs during the February 2021 winter weather event; partially offset by
•$90.6 million of cash receipts related to non-regulated energy marketing margins earned during the February 2021 winter weather event.

Cash Flows used in Investing Activities
Evergy's cash flows used in investing activities increased $56.1 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily driven by:
•a $57.0 million increase in additions to property, plant and equipment due to increases at Evergy Kansas Central, Evergy Metro and Evergy Missouri West of $11.0 million, $12.2 million and $37.0 million, respectively, primarily due to increased spending for a variety of capital projects including transmission and distribution projects related to grid resiliency and other infrastructure improvements.
Cash Flows from Financing Activities
Evergy's cash flows from financing activities decreased $578.7 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily driven by:
•a $747.1 million decrease in short-term debt borrowings primarily driven by higher commercial paper borrowings in 2021, primarily at Evergy Missouri West and Evergy Kansas Central, to support the payment of costs related to the February 2021 winter weather event and for the repayment of Evergy Missouri West's $347.4 million affiliated note payable to Evergy prior to the issuance of Evergy Missouri West's $500.0 million of Series A, B and C Senior Notes in April 2021; and
•a $98.9 million increase in retirements of long-term debt, net primarily due to Evergy Missouri West's repayment of $100.0 million of 3.74% Senior Notes in March 2022; partially offset by
•a $247.4 million increase in proceeds from long-term debt, net due to Evergy Missouri West's issuance of $250.0 million of 3.75% First Mortgage Bonds in March 2022.
EVERGY KANSAS CENTRAL, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Kansas Central is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Kansas Central's comparative results of operations.

Three Months Ended March 31	2022	Change	2021
	(millions)
Operating revenues	$613.9	$(287.2)	$901.1
Fuel and purchased power	108.1	(186.7)	294.8
SPP network transmission costs	78.7	9.3	69.4
Operating and maintenance	125.7	(5.1)	130.8
Depreciation and amortization	119.7	4.2	115.5
Taxes other than income tax	54.5	4.2	50.3
Income from operations	127.2	(113.1)	240.3
Other expense, net	(8.6)	(5.4)	(3.2)
Interest expense	40.9	0.6	40.3
Income tax expense	3.6	(13.0)	16.6
Equity in earnings of equity method investees, net of income taxes	1.0	0.1	0.9
Net income	75.1	(106.0)	181.1
Less: Net income attributable to noncontrolling interests	3.1	0.1	3.0
Net income attributable to Evergy Kansas Central, Inc.	$72.0	$(106.1)	$178.1

Evergy Kansas Central Utility Gross Margin and MWh Sales
The following table summarizes Evergy Kansas Central's utility gross margin and MWhs sold and provides a reconciliation of utility gross margin to income from operations.

	Revenues and Expenses			MWhs Sold
Three Months Ended March 31	2022	Change	2021	2022	Change	2021
Retail revenues	(millions)			(thousands)
Residential	$196.1	$12.7	$183.4	1,549	11	1,538
Commercial	165.2	11.5	153.7	1,637	2	1,635
Industrial	100.8	7.8	93.0	1,370	44	1,326
Other retail revenues	4.1	0.9	3.2	10	2	8
Total electric retail	466.2	32.9	433.3	4,566	59	4,507
Wholesale revenues	50.1	(222.3)	272.4	2,361	(888)	3,249
Transmission revenues	87.5	9.6	77.9	N/A	N/A	N/A
Other revenues	10.1	(107.4)	117.5	N/A	N/A	N/A
Operating revenues	613.9	(287.2)	901.1	6,927	(829)	7,756
Fuel and purchased power	(108.1)	186.7	(294.8)
SPP network transmission costs	(78.7)	(9.3)	(69.4)
Utility gross margin (a)	427.1	(109.8)	536.9
Operating and maintenance	(125.7)	5.1	(130.8)
Depreciation and amortization	(119.7)	(4.2)	(115.5)
Taxes other than income tax	(54.5)	(4.2)	(50.3)
Income from operations	$127.2	$(113.1)	$240.3
(a)Utility gross margin is a non-GAAP financial measure.  See explanation of utility gross margin under Evergy's Results of Operations.
Evergy Kansas Central's utility gross margin decreased $109.8 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily driven by:
•a $104.9 million decrease in non-regulated energy marketing margins, primarily due to $96.5 million of margins recognized in 2021 related to the February 2021 winter weather event; and
•a $34.0 million decrease related to other impacts from the February 2021 winter weather event driven by higher utility gross margin at Evergy Kansas Central's non-regulated 8% ownership share of JEC due to higher wholesale sales prices and MWhs sold in February 2021; partially offset by
•a $12.2 million increase due to favorable average retail pricing and higher weather-normalized residential, commercial and industrial demand in 2022; and
•a $9.7 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2022.
Evergy Kansas Central Operating and Maintenance
Evergy Kansas Central's operating and maintenance expense decreased $5.1 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily driven by:
•a $3.4 million decrease in transmission and distribution operating and maintenance expenses driven by lower employee labor and contractor costs primarily due to an increase in transmission and distribution capital projects and a $1.3 million decrease in vegetation management costs in 2022;
•$2.7 million of costs recorded in 2021 associated with executive transition, including inducement bonuses, severance agreements and other transition expenses; and
•a $1.7 million decrease in costs related to non-regulated energy marketing margins recognized during the February 2021 winter weather event; partially offset by
•a $2.2 million increase in certain labor and employee benefits expenses.

Evergy Kansas Central Depreciation and Amortization
Evergy Kansas Central's depreciation and amortization expense increased $4.2 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily driven by higher capital additions in 2022.
Evergy Kansas Central Taxes Other Than Income Tax
Evergy Kansas Central's taxes other than income tax increased $4.2 million for the three months ended March 31, 2022, compared to the same period in 2021, driven by an increase in property taxes in Kansas primarily due to higher assessed property tax values.
Evergy Kansas Central Other Expense, Net
Evergy Kansas Central's other expense, net increased $5.4 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily driven by:
•a $2.0 million increase due to lower equity AFUDC primarily driven by higher short-term debt balances in 2022;
•$1.4 million of other income recorded in 2021 related to contract termination fees; and
•a $1.0 million increase due to higher pension non-service costs.
Evergy Kansas Central Income Tax Expense
Evergy Kansas Central's income tax expense decreased $13.0 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily driven by:
•a $24.2 million decrease due to lower pre-tax income in 2022; partially offset by
•a $5.8 million increase due to lower wind and other income tax credits in 2022; and
•a $2.4 million increase due to a decrease in the amortization of flow-through items driven by a decrease in pre-tax income in the first quarter of 2022.
EVERGY METRO, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Metro is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Metro's comparative results of operations.

Three Months Ended March 31	2022	Change	2021
	(millions)
Operating revenues	$422.5	$(93.7)	$516.2
Fuel and purchased power	132.5	(108.7)	241.2
Operating and maintenance	78.1	(15.3)	93.4
Depreciation and amortization	82.9	4.5	78.4
Taxes other than income tax	33.4	1.4	32.0
Income from operations	95.6	24.4	71.2
Other expense, net	(6.3)	(2.0)	(4.3)
Interest expense	27.0	(1.3)	28.3
Income tax expense	7.7	2.6	5.1
Net income	$54.6	$21.1	$33.5

Evergy Metro Utility Gross Margin and MWh Sales
The following table summarizes Evergy Metro's utility gross margin and MWhs sold and provides a reconciliation of utility gross margin to income from operations.

	Revenues and Expenses			MWhs Sold
Three Months Ended March 31	2022	Change	2021	2022	Change	2021
Retail revenues	(millions)			(thousands)
Residential	$159.9	37.7	$122.2	1,383	(28)	1,411
Commercial	173.6	41.1	132.5	1,809	11	1,798
Industrial	28.8	6.5	22.3	399	3	396
Other retail revenues	2.6	0.5	2.1	17	—	17
Total electric retail	364.9	85.8	279.1	3,608	(14)	3,622
Wholesale revenues	7.7	(192.8)	200.5	1,448	245	1,203
Transmission revenues	5.4	1.4	4.0	N/A	N/A	N/A
Other revenues	44.5	11.9	32.6	N/A	N/A	N/A
Operating revenues	422.5	(93.7)	516.2	5,056	231	4,825
Fuel and purchased power	(132.5)	108.7	(241.2)
Utility gross margin (a)	290.0	15.0	275.0
Operating and maintenance	(78.1)	15.3	(93.4)
Depreciation and amortization	(82.9)	(4.5)	(78.4)
Taxes other than income tax	(33.4)	(1.4)	(32.0)
Income from operations	$95.6	$24.4	$71.2
(a) Utility gross margin is a non-GAAP financial measure.  See explanation of utility gross margin under Evergy's Results of Operations.
Evergy Metro's utility gross margin increased $15.0 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily driven by $12.5 million of impacts from the February 2021 winter weather event primarily due to jurisdictional allocation differences currently present between Evergy Metro's fuel recovery mechanisms in Missouri and Kansas regarding its refund to customers for the net increase in wholesale revenues in February 2021.
Evergy Metro Operating and Maintenance
Evergy Metro's operating and maintenance expense decreased $15.3 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily driven by:
•a $4.9 million decrease in credit loss expense primarily due to a reduction in the allowance for credit losses recorded in 2022 as result of improvements in the aging of accounts receivable for certain customers;
•a $4.4 million decrease in certain labor and employee benefits expenses; and
•$1.8 million of costs recorded in 2021 associated with executive transition, including inducement bonuses, severance agreements and other transition expenses.
Evergy Metro Depreciation Expense
Evergy Metro's depreciation and amortization expense increased $4.5 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily driven by higher capital additions in 2022.
Evergy Metro Other Expense, Net
Evergy Metro's other expense, net increased $2.0 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily driven by:
•a $2.1 million increase due to higher pension non-service costs; and
•$1.2 million of other income recorded in 2021 related to contract termination fees; partially offset by
•a $1.3 million decrease due to higher equity AFUDC primarily driven by lower short-term debt and higher construction work in progress balances in 2022.

Evergy Metro Income Tax Expense
Evergy Metro's income tax expense increased $2.6 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily driven by:
•a $5.2 million increase due to higher pre-tax income in 2022; partially offset by
•a $1.4 million decrease due to an increase in the amortization of flow-through items driven by an increase in pre-tax income in the first quarter of 2022; and
•a $1.1 million decrease due to higher deductions for stock compensation in 2022.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of business, Evergy faces risks that are either non-financial or non-quantifiable. Such risks principally include business, legal, operational and credit risks and are discussed elsewhere in this report as well as in the Evergy Companies' combined 2021 Form 10-K and therefore are not represented here.
Evergy's interim period disclosures about market risk included in quarterly reports on Form 10-Q address material changes, if any, from the most recently filed annual report on Form 10-K. Therefore, these interim period disclosures should be read in conjunction with Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk included in the Evergy Companies' combined 2021 Form 10-K.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Kansas Central’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Metro’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Other Proceedings
The Evergy Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 4 and 9 to the consolidated financial statements.  Such information is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Actual results in future periods for the Evergy Companies could differ materially from historical results and the forward-looking statements contained in this report. The business of the Evergy Companies is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond their control. Additional risks and uncertainties not presently known or that management currently believes to be immaterial may also adversely affect the Evergy Companies. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors included in the 2021 Form 10-K for each of Evergy, Evergy Kansas Central and Evergy Metro, as well as Quarterly Reports on Form 10-Q and from time to time in Current Reports on Form 8-K filed by Evergy, Evergy Kansas Central and Evergy Metro. There have been no material changes with regards to those risk factors. This information, as well as the other information included in this report and in the other documents filed with the SEC, should be carefully considered before making an investment in the securities of the Evergy Companies. Risk factors of Evergy Kansas Central and Evergy Metro are also risk factors of Evergy.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities
The following table provides information regarding purchases by Evergy of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2022.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased(a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - 31	95	$66.80	—	—
February 1 - 28	6,173	60.99	—	—
March 1 - 31	62,276	60.88	—	—
Total	68,544	$60.90	—	—
(a) Represents shares Evergy purchased for withholding taxes related to the vesting of performance shares and restricted stock units.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
Annual Shareholder Meeting Results
Evergy's annual meeting of shareholders was held on May 3, 2022. In accordance with the recommendations of the Board, the shareholders (i) elected twelve directors; (ii) approved, on an advisory and non-binding basis, the 2021 compensation of Evergy's named executive officers; (iii) approved the Evergy, Inc. Amended and Restated Long-Term Incentive Plan; and (iv) ratified the appointment of Deloitte & Touche LLP as independent registered public accountants for 2022. The proposals voted upon at the annual meeting, as well as the voting results for each proposal are set forth below.
Item 1 on the Proxy Card. The twelve persons named below were elected, as proposed in the proxy statement, to serve as directors until Evergy's annual meeting in 2023, and until their successors are elected and qualified. The voting regarding the election was as follows:

	Number of Votes
	For	Against	Abstain	Broker Non-Votes
David A. Campbell	176,241,076	2,958,681	403,026	21,311,444
Thomas D. Hyde	174,951,692	4,320,010	331,081	21,311,444
B. Anthony Isaac	166,729,403	12,551,225	322,155	21,311,444
Paul M. Keglevic	177,543,588	1,730,931	328,264	21,311,444
Mary L. Landrieu	177,465,914	1,799,981	336,888	21,311,444
Sandra A.J. Lawrence	171,142,270	8,153,703	306,810	21,311,444
Ann D. Murtlow	177,735,530	1,553,398	313,855	21,311,444
Sandra J. Price	176,741,361	2,545,096	316,326	21,311,444
Mark A. Ruelle	172,531,134	6,715,067	356,582	21,311,444
James Scarola	178,495,238	701,094	406,451	21,311,444
S. Carl Soderstrom Jr.	175,115,732	4,157,286	329,765	21,311,444
C. John Wilder	162,274,737	16,995,693	332,353	21,311,444
Item 2 on the Proxy Card. In an advisory and non-binding "say on pay" vote, shareholders approved the 2021 compensation of Evergy's named executive officers, with the following vote:

Number of Votes
For	Against	Abstain	Broker Non-Votes
168,240,098	10,513,394	849,291	21,311,444
Item 3 on the Proxy Card. Shareholders voted for the approval of the Evergy, Inc. Amended and Restated Long-Term Incentive Plan with the following vote:

Number of Votes
For	Against	Abstain	Broker Non-Votes
168,294,356	10,609,911	698,516	21,311,444
The material terms of the Evergy, Inc. Amended and Restated Long-Term Incentive Plan are described under "Proposal 3 - Approval of the Evergy, Inc. Amended and Restated Long-Term Incentive Plan" in Evergy's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 23, 2022, and are incorporated herein by reference. This description of the Evergy, Inc. Amended and Restated Long-Term Incentive Plan is qualified in its entirety by the full text of the Evergy, Inc. Amended and Restated Long-Term Incentive Plan, incorporated herein by reference as Exhibit 10.5.

Item 4 on the Proxy Card. Shareholders voted for the ratification and confirmation of the appointment of Deloitte & Touche LLP as Evergy's independent registered public accounting firm for 2022, with the following vote:

Number of Votes
For	Against	Abstain	Broker Non-Votes
195,673,096	4,851,882	389,249	0
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
First Mortgage Indenture and Deed of Trust, dated as of March 1, 2022, between Evergy Missouri West, Inc. and UMB Bank, N.A., as trustee. (Exhibit 4.1 to Evergy's Current Report on Form 8-K filed on March 7, 2022).
Evergy

4.2	*	First Supplemental Indenture dated as of March 1, 2022, between Evergy Missouri West, Inc. and UMB Bank N.A., as trustee. (Exhibit 4.2 to Evergy's Current Report on Form 8-K filed on March 7, 2022).	Evergy

10.1	*
Term Loan Credit Agreement, dated as of February 25, 2022, by and among Evergy, Inc., Wells Fargo Bank, National Association, as Administrative Agent, and the lenders referred to therein (Exhibit 10.1 to Evergy's Current Report on Form 8-K filed on February 28, 2022).
Evergy

10.2	*+	Form of Evergy, Inc. 2022 Performance-Based Restricted Stock Unit Agreement. (Exhibit 10.19 to Evergy's Form 10-K for the period ended December 31, 2021).	Evergy Evergy Kansas Central Evergy Metro

10.3	*+	Form of Evergy, Inc. 2022 Time-Based Restricted Stock Unit Agreement. (Exhibit 10.20 to Evergy's Form 10-K for the period ended December 31, 2021).	Evergy Evergy Kansas Central Evergy Metro

10.4	*+	Evergy, Inc. 2022 Annual Incentive Plan. (Exhibit 10.21 to Evergy's Form 10-K for the period ended December 31, 2021).	Evergy Evergy Kansas Central Evergy Metro

10.5	*+	Evergy, Inc. Long-Term Incentive Plan, as amended and restated effective May 3, 2022 (Appendix C to Evergy's Proxy Statement on Schedule 14A filed on March 23, 2022).	Evergy

31.1		Rule 13a-14(a)/15d-14(a) Certification of David A. Campbell.	Evergy

31.2		Rule 13a-14(a)/15d-14(a) Certification of Kirkland B. Andrews.	Evergy

31.3		Rule 13a-14(a)/15d-14(a) Certification of David A. Campbell.	Evergy Metro

31.4		Rule 13a-14(a)/15d-14(a) Certification of Kirkland B. Andrews.	Evergy Metro

31.5		Rule 13a-14(a)/15d-14(a) Certification of David A. Campbell.	Evergy Kansas Central

31.6		Rule 13a-14(a)/15d-14(a) Certification of Kirkland B. Andrews.	Evergy Kansas Central

32.1	**	Section 1350 Certifications.	Evergy

32.2	**	Section 1350 Certifications.	Evergy Metro

32.3	**	Section 1350 Certifications.	Evergy Kansas Central

101.INS	***	XBRL Instance Document.	n/a

101.SCH		Inline XBRL Taxonomy Extension Schema Document.	Evergy Evergy Kansas Central Evergy Metro

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	Evergy Evergy Kansas Central Evergy Metro
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

EVERGY, INC.

Dated:	May 4, 2022	By: /s/ Kirkland B. Andrews
(Kirkland B. Andrews)
(Executive Vice President and Chief Financial Officer)

EVERGY KANSAS CENTRAL, INC.

Dated:	May 4, 2022	By: /s/ Kirkland B. Andrews
(Kirkland B. Andrews)
(Executive Vice President and Chief Financial Officer)

EVERGY METRO, INC.

Dated:	May 4, 2022	By: /s/ Kirkland B. Andrews
(Kirkland B. Andrews)
(Executive Vice President and Chief Financial Officer)