Form 10-Q
period 2022-06-30
Evergy, Inc.; EVERGY METRO, INC.; EVERGY KANSAS CENTRAL, INC.
filed 2022-08-04
CIK 1711269, 54476, 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

On July 29, 2022, Evergy, Inc. had 229,521,999 shares of common stock outstanding.  On July 29, 2022, Evergy Metro, Inc. and Evergy Kansas Central, Inc. each had one share of common stock outstanding and held by Evergy, Inc.

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
This report should be read in its entirety.  No one section of the report deals with all aspects of the subject matter.  It should be read in conjunction with the consolidated financial statements and related notes and with the management's discussion and analysis of financial condition and results of operations included in the annual report on Form 10-K for the fiscal year ended December 31, 2021 for each of Evergy, Evergy Kansas Central and Evergy Metro (2021 Form 10-K).

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30 2022	December 31 2021
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$22.4	$26.2
Receivables, net of allowance for credit losses of $27.1 and $32.9, respectively	384.4	221.6
Accounts receivable pledged as collateral	347.0	319.0
Fuel inventory and supplies	636.5	566.7
Income taxes receivable	2.1	28.0
Regulatory assets	411.5	424.1
Prepaid expenses	52.3	49.3
Other assets	65.9	75.4
Total Current Assets	1,922.1	1,710.3
PROPERTY, PLANT AND EQUIPMENT, NET	21,468.6	21,002.6
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	144.3	147.8
OTHER ASSETS:
Regulatory assets	2,056.8	1,991.1
Nuclear decommissioning trust fund	687.6	768.7
Goodwill	2,336.6	2,336.6
Other	572.8	563.4
Total Other Assets	5,653.8	5,659.8
TOTAL ASSETS	$29,188.8	$28,520.5
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30 2022	December 31 2021
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$349.5	$389.3
Notes payable and commercial paper	2,028.5	1,159.3
Collateralized note payable	347.0	319.0
Accounts payable	474.3	639.7
Accrued taxes	212.2	150.4
Accrued interest	92.2	118.8
Regulatory liabilities	73.8	70.7
Asset retirement obligations	18.5	19.5
Accrued compensation and benefits	73.9	51.6
Other	189.8	184.6
Total Current Liabilities	3,859.7	3,102.9
LONG-TERM LIABILITIES:
Long-term debt, net	9,196.7	9,297.9
Deferred income taxes	1,913.5	1,861.9
Unamortized investment tax credits	180.5	181.4
Regulatory liabilities	2,578.0	2,705.0
Pension and post-retirement liability	886.3	879.1
Asset retirement obligations	959.8	940.6
Other	303.5	310.0
Total Long-Term Liabilities	16,018.3	16,175.9
Commitments and Contingencies (Note 10)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value 229,515,301 and 229,299,900 shares issued, stated value	7,212.5	7,205.5
Retained earnings	2,136.0	2,082.9
Accumulated other comprehensive loss	(41.2)	(44.0)
Total Evergy, Inc. Shareholders' Equity	9,307.3	9,244.4
Noncontrolling Interests	3.5	(2.7)
Total Equity	9,310.8	9,241.7
TOTAL LIABILITIES AND EQUITY	$29,188.8	$28,520.5
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended June 30		Year to Date June 30
	2022	2021	2022	2021
	(millions, except per share amounts)
OPERATING REVENUES	$1,446.5	$1,236.2	$2,670.4	$2,848.1
OPERATING EXPENSES:
Fuel and purchased power	414.3	284.1	723.3	919.2
SPP network transmission costs	81.5	73.8	160.2	143.2
Operating and maintenance	282.8	259.9	535.0	535.4
Depreciation and amortization	232.1	225.2	461.1	444.5
Taxes other than income tax	100.3	97.9	202.2	192.8
Total Operating Expenses	1,111.0	940.9	2,081.8	2,235.1
INCOME FROM OPERATIONS	335.5	295.3	588.6	613.0
OTHER INCOME (EXPENSE):
Investment earnings (loss)	(0.9)	8.4	(10.5)	10.0
Other income	5.9	14.7	14.1	25.9
Other expense	(22.9)	(18.8)	(47.8)	(39.7)
Total Other Income (Expense), Net	(17.9)	4.3	(44.2)	(3.8)
Interest expense	99.3	93.8	191.1	187.8
INCOME BEFORE INCOME TAXES	218.3	205.8	353.3	421.4
Income tax expense	22.1	19.6	33.6	42.6
Equity in earnings of equity method investees, net of income taxes	1.4	2.1	3.5	4.1
NET INCOME	197.6	188.3	323.2	382.9
Less: Net income attributable to noncontrolling interests	3.1	3.0	6.2	6.0
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$194.5	$185.3	$317.0	$376.9
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO EVERGY, INC. (see Note 1)
Basic earnings per common share	$0.85	$0.81	$1.38	$1.65
Diluted earnings per common share	$0.84	$0.81	$1.38	$1.65
AVERAGE COMMON SHARES OUTSTANDING
Basic	229.9	229.3	229.8	228.3
Diluted	230.4	229.7	230.4	228.7
COMPREHENSIVE INCOME
NET INCOME	$197.6	$188.3	$323.2	$382.9
Derivative hedging activity
Reclassification to expenses, net of tax	1.3	1.4	2.7	2.8
Derivative hedging activity, net of tax	1.3	1.4	2.7	2.8
Defined benefit pension plans
Amortization of net losses included in net periodic benefit costs, net of tax	0.1	—	0.1	—
Change in unrecognized pension expense, net of tax	0.1	—	0.1	—
Total other comprehensive income	1.4	1.4	2.8	2.8
COMPREHENSIVE INCOME	199.0	189.7	326.0	385.7
Less: Comprehensive income attributable to noncontrolling interest	3.1	3.0	6.2	6.0
COMPREHENSIVE INCOME ATTRIBUTABLE TO EVERGY, INC.	$195.9	$186.7	$319.8	$379.7
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2022	2021
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$323.2	$382.9
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	461.1	444.5
Amortization of nuclear fuel	31.8	19.8
Amortization of deferred refueling outage	12.5	12.6
Amortization of corporate-owned life insurance	11.7	11.2
Non-cash compensation	11.0	7.3
Net deferred income taxes and credits	6.9	37.1
Allowance for equity funds used during construction	(12.8)	(14.3)
Payments for asset retirement obligations	(3.9)	(4.4)
Equity in earnings of equity method investees, net of income taxes	(3.5)	(4.1)
Income from corporate-owned life insurance	(0.9)	(1.2)
Other	0.6	0.5
Changes in working capital items:
Accounts receivable	(131.9)	(102.9)
Accounts receivable pledged as collateral	(28.0)	34.0
Fuel inventory and supplies	(69.5)	(33.3)
Prepaid expenses and other current assets	(27.8)	(88.0)
Accounts payable	(75.9)	(232.3)
Accrued taxes	87.7	62.4
Other current liabilities	(61.6)	(28.2)
Changes in other assets	35.1	(322.1)
Changes in other liabilities	23.1	43.1
Cash Flows from Operating Activities	588.9	224.6
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,116.4)	(891.1)
Purchase of securities - trusts	(19.4)	(53.0)
Sale of securities - trusts	19.4	44.9
Investment in corporate-owned life insurance	(15.5)	(13.5)
Proceeds from investment in corporate-owned life insurance	2.9	1.5
Other investing activities	0.1	(7.0)
Cash Flows used in Investing Activities	(1,128.9)	(918.2)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	369.1	598.0
Proceeds from term loan facility	500.0	—
Collateralized short-term borrowings, net	28.0	(34.0)
Issuance of common stock	—	112.5
Proceeds from long-term debt	246.9	497.7
Retirements of long-term debt	(387.5)	(351.1)
Retirements of long-term debt of variable interest entities	—	(18.8)
Borrowings against cash surrender value of corporate-owned life insurance	51.1	51.8
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(1.2)	(0.1)
Cash dividends paid	(262.7)	(244.0)
Other financing activities	(7.5)	(4.9)
Cash Flows from Financing Activities	536.2	607.1
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3.8)	(86.5)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	26.2	144.9
End of period	$22.4	$58.4
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

EVERGY, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	AOCI	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2021	229,299,900	$7,205.5	$2,082.9	$(44.0)	$(2.7)	$9,241.7
Net income	—	—	122.5	—	3.1	125.6
Issuance of stock compensation and reinvested dividends, net of tax withholding	176,658	(4.0)	—	—	—	(4.0)
Dividends declared on common stock ($0.5725 per share)	—	—	(131.3)	—	—	(131.3)
Dividend equivalents declared	—	—	(0.8)	—	—	(0.8)
Stock compensation expense	—	4.3	—	—	—	4.3
Unearned compensation
Compensation expense recognized	—	0.2	—	—	—	0.2
Derivative hedging activity, net of tax	—	—	—	1.4	—	1.4
Other	—	0.4	—	—	—	0.4
Balance as of March 31, 2022	229,476,558	7,206.4	2,073.3	(42.6)	0.4	9,237.5
Net income	—	—	194.5	—	3.1	197.6
Issuance of stock compensation and reinvested dividends, net of tax withholding	38,743	(0.3)	—	—	—	(0.3)
Dividends declared on common stock ($0.5725 per share)	—	—	(131.4)	—	—	(131.4)
Dividend equivalents declared	—	—	(0.4)	—	—	(0.4)
Stock compensation expense	—	6.3	—	—	—	6.3
Unearned compensation
Compensation expense recognized	—	0.2	—	—	—	0.2
Derivative hedging activity, net of tax	—	—	—	1.3	—	1.3
Change in unrecognized pension expense, net of tax	—	—	—	0.1	—	0.1
Other	—	(0.1)	—	—	—	(0.1)
Balance as of June 30, 2022	229,515,301	$7,212.5	$2,136.0	$(41.2)	$3.5	$9,310.8
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30 2022	December 31 2021
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$9.1	$3.1
Receivables, net of allowance for credit losses of $10.7 and $13.0, respectively	290.8	201.6
Related party receivables	8.5	21.2
Accounts receivable pledged as collateral	168.0	153.0
Fuel inventory and supplies	333.7	283.2
Income taxes receivable	—	9.6
Regulatory assets	212.0	257.3
Prepaid expenses	24.0	19.4
Other assets	39.8	21.6
Total Current Assets	1,085.9	970.0
PROPERTY, PLANT AND EQUIPMENT, NET	10,726.8	10,548.9
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	144.3	147.8
OTHER ASSETS:
Regulatory assets	765.2	753.6
Nuclear decommissioning trust fund	334.5	368.4
Other	282.5	286.9
Total Other Assets	1,382.2	1,408.9
TOTAL ASSETS	$13,339.2	$13,075.6
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30 2022	December 31 2021
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$50.0	$—
Notes payable and commercial paper	728.5	406.0
Collateralized note payable	168.0	153.0
Accounts payable	234.7	232.2
Related party payables	28.4	27.5
Accrued taxes	130.8	106.1
Accrued interest	44.9	71.5
Regulatory liabilities	13.9	12.8
Asset retirement obligations	7.3	7.3
Accrued compensation and benefits	40.1	13.8
Other	130.9	126.3
Total Current Liabilities	1,577.5	1,156.5
LONG-TERM LIABILITIES:
Long-term debt, net	3,885.6	3,934.2
Deferred income taxes	855.0	867.9
Unamortized investment tax credits	62.1	61.7
Regulatory liabilities	1,417.1	1,469.4
Pension and post-retirement liability	431.1	435.6
Asset retirement obligations	447.3	436.6
Other	181.3	172.2
Total Long-Term Liabilities	7,279.5	7,377.6
Commitments and Contingencies (Note 10)
EQUITY:
Evergy Kansas Central, Inc. Shareholder's Equity:
Common stock - 1,000 shares authorized, $0.01 par value, 1 share issued	2,737.6	2,737.6
Retained earnings	1,741.1	1,806.6
Total Evergy Kansas Central, Inc. Shareholder's Equity	4,478.7	4,544.2
Noncontrolling Interests	3.5	(2.7)
Total Equity	4,482.2	4,541.5
TOTAL LIABILITIES AND EQUITY	$13,339.2	$13,075.6
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Income
(Unaudited)
	Three Months Ended June 30		Year to Date June 30
	2022	2021	2022	2021
	(millions)
OPERATING REVENUES	$724.0	$598.5	$1,337.9	$1,499.6
OPERATING EXPENSES:
Fuel and purchased power	179.0	105.7	287.1	400.5
SPP network transmission costs	81.5	73.8	160.2	143.2
Operating and maintenance	141.5	130.2	267.2	261.0
Depreciation and amortization	120.6	116.3	240.3	231.8
Taxes other than income tax	53.9	52.0	108.4	102.3
Total Operating Expenses	576.5	478.0	1,063.2	1,138.8
INCOME FROM OPERATIONS	147.5	120.5	274.7	360.8
OTHER INCOME (EXPENSE):
Investment earnings (loss)	(2.4)	1.0	(3.9)	0.5
Other income	2.7	11.1	5.8	17.6
Other expense	(9.1)	(7.7)	(19.3)	(16.9)
Total Other Income (Expense), Net	(8.8)	4.4	(17.4)	1.2
Interest expense	44.7	39.8	85.6	80.1
INCOME BEFORE INCOME TAXES	94.0	85.1	171.7	281.9
Income tax expense	4.4	6.5	8.0	23.1
Equity in earnings of equity method investees, net of income taxes	1.0	1.0	2.0	1.9
NET INCOME	90.6	79.6	165.7	260.7
Less: Net income attributable to noncontrolling interests	3.1	3.0	6.2	6.0
NET INCOME ATTRIBUTABLE TO EVERGY KANSAS CENTRAL, INC.	$87.5	$76.6	$159.5	$254.7
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2022	2021
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$165.7	$260.7
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	240.3	231.8
Amortization of nuclear fuel	15.9	9.8
Amortization of deferred refueling outage	6.3	6.3
Amortization of corporate-owned life insurance	11.7	11.2
Net deferred income taxes and credits	(27.9)	2.1
Allowance for equity funds used during construction	(5.0)	(8.7)
Payments for asset retirement obligations	(1.8)	—
Equity in earnings of equity method investees, net of income taxes	(2.0)	(1.9)
Income from corporate-owned life insurance	(0.9)	(1.2)
Other	(2.7)	(2.7)
Changes in working capital items:
Accounts receivable	(56.1)	(58.6)
Accounts receivable pledged as collateral	(15.0)	24.0
Fuel inventory and supplies	(50.2)	(4.4)
Prepaid expenses and other current assets	(10.2)	(63.3)
Accounts payable	30.5	(90.6)
Accrued taxes	34.3	(12.0)
Other current liabilities	(44.1)	(40.6)
Changes in other assets	10.4	(83.8)
Changes in other liabilities	15.5	(18.2)
Cash Flows from Operating Activities	314.7	159.9
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(456.3)	(394.7)
Purchase of securities - trusts	(5.7)	(39.5)
Sale of securities - trusts	9.5	36.4
Investment in corporate-owned life insurance	(15.5)	(13.5)
Proceeds from investment in corporate-owned life insurance	2.9	1.5
Other investing activities	(2.2)	1.0
Cash Flows used in Investing Activities	(467.3)	(408.8)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	322.5	244.0
Collateralized short-term debt, net	15.0	(24.0)
Retirements of long-term debt of variable interest entities	—	(18.8)
Borrowings against cash surrender value of corporate-owned life insurance	49.2	48.9
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(1.2)	(0.1)
Cash dividends paid	(225.0)	—
Other financing activities	(1.9)	(2.0)
Cash Flows from Financing Activities	158.6	248.0
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	6.0	(0.9)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	3.1	28.7
End of period	$9.1	$27.8
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy Kansas Central, Inc. Shareholder
	Common stock shares	Common stock	Retained earnings	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2020	1	$2,737.6	$1,558.1	$(14.9)	$4,280.8
Net income	—	—	178.1	3.0	181.1
Balance as of March 31, 2021	1	2,737.6	1,736.2	(11.9)	4,461.9
Net income	—	—	76.6	3.0	79.6
Balance as of June 30, 2021	1	$2,737.6	$1,812.8	$(8.9)	$4,541.5

Balance as of December 31, 2021	1	$2,737.6	$1,806.6	$(2.7)	$4,541.5
Net income	—	—	72.0	3.1	75.1
Dividends declared on common stock	—	—	(25.0)	—	(25.0)
Balance as of March 31, 2022	1	2,737.6	1,853.6	0.4	4,591.6
Net income	—	—	87.5	3.1	90.6
Dividends declared on common stock	—	—	(200.0)	—	(200.0)
Balance as of June 30, 2022	1	$2,737.6	$1,741.1	$3.5	$4,482.2
The disclosures regarding Evergy Kansas Central included in the accompanying Unaudited Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30 2022	December 31 2021
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$4.1	$2.1
Receivables, net of allowance for credit losses of $11.1 and $13.3, respectively	90.9	31.0
Related party receivables	122.2	277.8
Accounts receivable pledged as collateral	114.0	116.0
Fuel inventory and supplies	223.0	211.0
Income taxes receivable	9.0	—
Regulatory assets	77.2	86.3
Prepaid expenses	21.5	22.6
Other assets	21.5	19.7
Total Current Assets	683.4	766.5
PROPERTY, PLANT AND EQUIPMENT, NET	7,606.9	7,474.9
OTHER ASSETS:
Regulatory assets	437.2	410.7
Nuclear decommissioning trust fund	353.1	400.3
Other	104.2	104.4
Total Other Assets	894.5	915.4
TOTAL ASSETS	$9,184.8	$9,156.8
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30 2022	December 31 2021
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$300.0	$—
Collateralized note payable	114.0	116.0
Accounts payable	206.2	305.2
Related party payables	0.2	0.1
Accrued taxes	69.1	38.6
Accrued interest	24.9	26.4
Regulatory liabilities	54.0	54.6
Asset retirement obligations	10.3	11.0
Accrued compensation and benefits	33.8	37.8
Other	43.3	48.8
Total Current Liabilities	855.8	638.5
LONG-TERM LIABILITIES:
Long-term debt, net	2,625.8	2,925.0
Deferred income taxes	646.8	606.1
Unamortized investment tax credits	115.9	117.2
Regulatory liabilities	877.8	954.2
Pension and post-retirement liability	430.5	420.9
Asset retirement obligations	377.9	370.0
Other	90.2	103.7
Total Long-Term Liabilities	5,164.9	5,497.1
Commitments and Contingencies (Note 10)
EQUITY:
Common stock - 1,000 shares authorized, without par value, 1 share issued, stated value	1,563.1	1,563.1
Retained earnings	1,596.8	1,453.8
Accumulated other comprehensive income	4.2	4.3
Total Equity	3,164.1	3,021.2
TOTAL LIABILITIES AND EQUITY	$9,184.8	$9,156.8
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended June 30		Year to Date June 30
	2022	2021	2022	2021
	(millions)
OPERATING REVENUES	$500.1	$438.7	$922.6	$954.9
OPERATING EXPENSES:
Fuel and purchased power	158.9	114.9	291.4	356.1
Operating and maintenance	86.7	81.7	164.8	175.1
Depreciation and amortization	84.5	78.4	167.4	156.8
Taxes other than income tax	33.7	32.6	67.1	64.6
Total Operating Expenses	363.8	307.6	690.7	752.6
INCOME FROM OPERATIONS	136.3	131.1	231.9	202.3
OTHER INCOME (EXPENSE):
Investment earnings	0.1	—	0.2	0.1
Other income	3.2	3.3	7.3	7.3
Other expense	(10.1)	(7.1)	(20.6)	(15.5)
Total Other Expense, Net	(6.8)	(3.8)	(13.1)	(8.1)
Interest expense	26.8	27.1	53.8	55.4
INCOME BEFORE INCOME TAXES	102.7	100.2	165.0	138.8
Income tax expense	14.3	12.1	22.0	17.2
NET INCOME	$88.4	$88.1	$143.0	$121.6
COMPREHENSIVE INCOME
NET INCOME	$88.4	$88.1	$143.0	$121.6
OTHER COMPREHENSIVE INCOME:
Derivative hedging activity
Reclassification to expenses, net of tax	(0.1)	—	(0.1)	—
Derivative hedging activity, net of tax	(0.1)	—	(0.1)	—
Total other comprehensive loss	(0.1)	—	(0.1)	—
COMPREHENSIVE INCOME	$88.3	$88.1	$142.9	$121.6
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2022	2021
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$143.0	$121.6
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	167.4	156.8
Amortization of nuclear fuel	16.0	10.0
Amortization of deferred refueling outage	6.3	6.3
Net deferred income taxes and credits	18.4	(32.1)
Allowance for equity funds used during construction	(7.0)	(5.4)
Payments for asset retirement obligations	(1.4)	(2.7)
Other	(0.2)	(0.2)
Changes in working capital items:
Accounts receivable	(33.6)	(38.5)
Accounts receivable pledged as collateral	2.0	12.0
Fuel inventory and supplies	(12.0)	(21.9)
Prepaid expenses and other current assets	5.2	(16.6)
Accounts payable	(66.4)	(84.7)
Accrued taxes	21.5	34.5
Other current liabilities	(20.5)	14.6
Changes in other assets	25.5	34.6
Changes in other liabilities	2.6	57.8
Cash Flows from Operating Activities	266.8	246.1
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(403.5)	(295.2)
Purchase of securities - trusts	(13.7)	(13.6)
Sale of securities - trusts	10.0	8.4
Net money pool lending	141.0	5.0
Other investing activities	1.9	3.5
Cash Flows used in Investing Activities	(264.3)	(291.9)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Collateralized short-term debt, net	(2.0)	(12.0)
Other financing activities	1.5	2.9
Cash Flows from Financing Activities	(0.5)	(9.1)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2.0	(54.9)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	2.1	71.6
End of period	$4.1	$16.7
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC
Consolidated Statements of Changes in Equity
(Unaudited)

	Common stock shares	Common Stock	Retained earnings	AOCI - Net gains (losses) on cash flow hedges	Total equity
	(millions, except share amounts)
Balance as of December 31, 2020	1	$1,563.1	$1,191.5	$4.6	$2,759.2
Net income	—	—	33.5	—	33.5
Balance as of March 31, 2021	1	1,563.1	1,225.0	4.6	2,792.7
Net income	—	—	88.1	—	88.1
Balance as of June 30, 2021	1	$1,563.1	$1,313.1	$4.6	$2,880.8

Balance as of December 31, 2021	1	$1,563.1	$1,453.8	$4.3	$3,021.2
Net income	—	—	54.6	—	54.6
Balance as of March 31, 2022	1	1,563.1	1,508.4	4.3	3,075.8
Net income	—	—	88.4	—	88.4
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of June 30, 2022	1	$1,563.1	$1,596.8	$4.2	$3,164.1
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

	June 30 2022	December 31 2021
Evergy	(millions)
Fuel inventory	$194.3	$160.9
Supplies	442.2	405.8
Fuel inventory and supplies	$636.5	$566.7
Evergy Kansas Central
Fuel inventory	$103.7	$74.3
Supplies	230.0	208.9
Fuel inventory and supplies	$333.7	$283.2
Evergy Metro
Fuel inventory	$62.9	$62.0
Supplies	160.1	149.0
Fuel inventory and supplies	$223.0	$211.0

Property, Plant and Equipment
The following tables summarize the property, plant and equipment of Evergy, Evergy Kansas Central and Evergy Metro.

June 30, 2022	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$31,394.1	$14,994.0	$12,114.8
Electric plant acquisition adjustment	724.3	724.3	—
Accumulated depreciation	(11,887.2)	(5,743.3)	(4,914.3)
Plant in service, net	20,231.2	9,975.0	7,200.5
Construction work in progress	1,056.1	661.2	315.7
Nuclear fuel, net	180.5	89.8	90.7
Plant to be retired, net(a)	0.8	0.8	—
Property, plant and equipment, net	$21,468.6	$10,726.8	$7,606.9

December 31, 2021	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$30,289.9	$14,686.3	$11,656.9
Electric plant acquisition adjustment	724.3	724.3	—
Accumulated depreciation	(11,515.5)	(5,590.8)	(4,733.7)
Plant in service, net	19,498.7	9,819.8	6,923.2
Construction work in progress	1,350.6	652.2	475.3
Nuclear fuel, net	152.5	76.1	76.4
Plant to be retired, net(a)	0.8	0.8	—
Property, plant and equipment, net	$21,002.6	$10,548.9	$7,474.9
(a) As of June 30, 2022 and December 31, 2021, represents the planned retirement of Evergy Kansas Central analog meters prior to the end of their remaining useful lives.
Other Income (Expense), Net
For the three months ended and year to date June 30, 2022, Evergy's investment earnings (loss) included a pre-tax loss of $2.1 million and $16.3 million, respectively, related to Evergy's equity investment in an early-stage energy solutions company. See "Evergy Equity Investment" in this Note 1 for further information.
The table below shows the detail of other expense for each of the Evergy Companies.

	Three Months Ended June 30		Year to Date June 30
	2022	2021	2022	2021
Evergy	(millions)
Non-service cost component of net benefit cost	$(17.9)	$(13.8)	$(36.3)	$(28.6)
Other	(5.0)	(5.0)	(11.5)	(11.1)
Other expense	$(22.9)	$(18.8)	$(47.8)	$(39.7)
Evergy Kansas Central
Non-service cost component of net benefit cost	$(4.8)	$(4.1)	$(9.4)	$(7.7)
Other	(4.3)	(3.6)	(9.9)	(9.2)
Other expense	$(9.1)	$(7.7)	$(19.3)	$(16.9)
Evergy Metro
Non-service cost component of net benefit cost	$(9.6)	$(6.1)	$(19.6)	$(14.0)
Other	(0.5)	(1.0)	(1.0)	(1.5)
Other expense	$(10.1)	$(7.1)	$(20.6)	$(15.5)

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

The following table reconciles Evergy's basic and diluted EPS.

	Three Months Ended June 30		Year to Date June 30
	2022	2021	2022	2021
Income	(millions, except per share amounts)
Net income	$197.6	$188.3	$323.2	$382.9
Less: net income attributable to noncontrolling interests	3.1	3.0	6.2	6.0
Net income attributable to Evergy, Inc.	$194.5	$185.3	$317.0	$376.9
Common Shares Outstanding
Weighted average number of common shares outstanding - basic	229.9	229.3	229.8	228.3
Add: effect of dilutive securities	0.5	0.4	0.6	0.4
Diluted average number of common shares outstanding	230.4	229.7	230.4	228.7
Basic EPS	$0.85	$0.81	$1.38	$1.65
Diluted EPS	$0.84	$0.81	$1.38	$1.65
There were no anti-dilutive shares excluded from the computation of diluted EPS for the three months ended and year to date June 30, 2022. Anti-dilutive shares excluded from the computation of diluted EPS for the three months ended and year to date June 30, 2021, were 3,950,000 common shares issuable pursuant to a warrant.
Dividends Declared
In August 2022, Evergy's Board of Directors (Evergy Board) declared a quarterly dividend of $0.5725 per share on Evergy's common stock. The common dividend is payable on September 20, 2022, to shareholders of record as of August 19, 2022.
In August 2022, Evergy Kansas Central's Board of Directors declared a cash dividend to Evergy of up to $160.0 million, payable on September 19, 2022.
In August 2022, Evergy Metro's Board of Directors declared a dividend to Evergy of up to $140.0 million, payable on September 19, 2022.
Supplemental Cash Flow Information

Evergy
Year to Date June 30	2022	2021
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$178.9	$179.9
Interest of VIEs	—	0.2
Income taxes, net of refunds	0.8	0.4
Right-of-use assets obtained in exchange for new operating lease liabilities	6.2	2.4
Right-of-use assets obtained in exchange for new finance lease liabilities	2.4	0.6
Non-cash investing transactions:
Property, plant and equipment additions	127.0	149.1
Non-cash financing transactions:
Issuance of stock for compensation and reinvested dividends	—	0.7

Evergy Kansas Central
Year to Date June 30	2022	2021
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$80.0	$74.4
Interest of VIEs	—	0.2
Income taxes, net of refunds	5.2	37.0
Right-of-use assets obtained in exchange for new operating lease liabilities	6.0	1.7
Right-of-use assets obtained in exchange for new finance lease liabilities	2.4	0.6
Non-cash investing transactions:
Property, plant and equipment additions	49.4	61.1

Evergy Metro
Year to Date June 30	2022	2021
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$52.3	$56.8
Income taxes, net of refunds	15.0	43.9
Right-of-use assets obtained in exchange for new operating lease liabilities	0.2	0.7
Non-cash investing transactions:
Property, plant and equipment additions	45.0	53.1
February 2021 Winter Weather Event
In February 2021, much of the central and southern United States, including the service territories of the Evergy Companies, experienced a significant winter weather event that resulted in extremely cold temperatures over a multi-day period (February 2021 winter weather event). These circumstances resulted in higher than normal market prices within the SPP Integrated Marketplace for both natural gas and power for the duration of the February 2021 winter weather event. As part of the February 2021 winter weather event and inclusive of the aforementioned items, Evergy incurred natural gas and purchased power costs, net of wholesale revenues, of $349.5 million for year to date June 30, 2021. This $349.5 million of net fuel and purchased power costs incurred was primarily driven by $292.7 million of costs at Evergy Missouri West and $128.2 million of costs at Evergy Kansas Central, partially offset by $71.4 million of net wholesale revenues at Evergy Metro.
The amount of purchased power costs incurred and wholesale revenues recorded by the Evergy Companies in the first quarter of 2021 during the February 2021 winter weather event have been subject to subsequent resettlement activity by the SPP that has resulted in net increases to the total cost of the February 2021 winter weather event from the amounts initially recorded. As of June 30, 2022, Evergy has incurred total natural gas and purchased power costs, net of wholesale revenues, of $367.9 million related to the February 2021 winter weather event and inclusive of these subsequent SPP resettlements. This $367.9 million of net fuel and purchased power costs was primarily driven by $296.6 million of costs at Evergy Missouri West and $134.3 million of costs at Evergy Kansas Central, partially offset by $63.0 million of net wholesale revenues at Evergy Metro.
As of June 30, 2022 and December 31, 2021, the Evergy Companies had deferred substantially all of the fuel and purchased power costs, net of wholesale revenues, related to the February 2021 winter weather event to a regulatory asset or liability for recovery or refund through the respective fuel recovery mechanisms of Evergy Kansas Central and Evergy Metro and through a pending securitization request at Evergy Missouri West. See Note 4 for additional information regarding these regulatory proceedings.
The Evergy Companies also engage in limited non-regulated energy marketing activities in various regional power markets that have historically not had a significant impact on the Evergy Companies' results of operations. These energy marketing margins are recorded net in operating revenues on the Evergy Companies' statements of income and comprehensive income. As a result of the elevated market prices experienced in regional power markets across the central and southern United States driven by the February 2021 winter weather event discussed above, Evergy and Evergy Kansas Central recorded $95.0 million of energy marketing margins as of June 30, 2021 related to the February 2021 winter weather event, primarily driven by activities in the Electric Reliability Council of Texas (ERCOT).
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
In March 2022, Evergy sold its shares in the equity investment to a financial institution through a share forward agreement following the expiration of the restriction on sale. As part of the share forward agreement, Evergy delivered its shares to the financial institution in exchange for a series of cash settlements totaling $15.1 million based primarily on the volume-weighted average price (VWAP) of the shares over the term of the agreement, which was completed in June 2022. As a result of the completion of the share forward agreement, Evergy no longer has an equity investment in the company.
For the three months ended and year to date June 30, 2022, Evergy recorded pre-tax losses of $2.1 million and $16.3 million, respectively, in investment earnings (loss) on its consolidated statements of comprehensive income related to the decrease in market value of its equity investment prior to sale and the settlement of the share forward agreement.
2. REVENUE
Evergy's, Evergy Kansas Central's and Evergy Metro's revenues disaggregated by customer class are summarized in the following tables.

Evergy
	Three Months Ended June 30		Year to Date June 30
	2022	2021	2022	2021
Revenues	(millions)
Residential	$513.4	$459.8	$965.2	$856.5
Commercial	465.5	422.5	868.6	768.5
Industrial	170.1	150.0	320.4	283.6
Other retail	9.8	9.5	18.8	16.9
Total electric retail	$1,158.8	$1,041.8	$2,173.0	$1,925.5
Wholesale	79.5	70.0	131.4	557.5
Transmission	101.0	90.4	199.0	176.4
Industrial steam and other	7.4	5.9	10.7	11.1
Total revenue from contracts with customers	$1,346.7	1,208.1	2,514.1	2,670.5
Other	99.8	28.1	156.3	177.6
Operating revenues	$1,446.5	$1,236.2	$2,670.4	$2,848.1

Evergy Kansas Central
	Three Months Ended June 30		Year to Date June 30
	2022	2021	2022	2021
Revenues	(millions)
Residential	$222.8	$191.6	$418.9	$375.0
Commercial	193.7	165.1	358.9	318.8
Industrial	111.9	95.0	212.7	188.0
Other retail	4.5	5.2	8.6	8.4
Total electric retail	$532.9	$456.9	$999.1	$890.2
Wholesale	81.4	53.5	131.5	325.9
Transmission	91.1	81.7	178.6	159.6
Other	0.6	0.6	1.2	1.1
Total revenue from contracts with customers	$706.0	$592.7	$1,310.4	$1,376.8
Other	18.0	5.8	27.5	122.8
Operating revenues	$724.0	$598.5	$1,337.9	$1,499.6

Evergy Metro
	Three Months Ended June 30		Year to Date June 30
	2022	2021	2022	2021
Revenues	(millions)
Residential	$184.9	$173.9	$344.8	$296.1
Commercial	194.1	188.1	367.7	320.6
Industrial	33.4	33.7	62.2	56.0
Other retail	3.0	2.8	5.6	4.9
Total electric retail	$415.4	$398.5	$780.3	$677.6
Wholesale	(2.5)	12.8	5.2	213.3
Transmission	4.4	4.5	9.8	8.5
Other	1.2	1.1	(0.6)	1.4
Total revenue from contracts with customers	$418.5	$416.9	$794.7	$900.8
Other	81.6	21.8	127.9	54.1
Operating revenues	$500.1	$438.7	$922.6	$954.9

3. RECEIVABLES
The Evergy Companies' receivables are detailed in the following table.

	June 30	December 31
	2022	2021
Evergy	(millions)
Customer accounts receivable - billed	$—	$13.7
Customer accounts receivable - unbilled	199.5	80.1
Other receivables	212.0	160.7
Allowance for credit losses	(27.1)	(32.9)
Total	$384.4	$221.6
Evergy Kansas Central
Customer accounts receivable - billed	$—	$9.7
Customer accounts receivable - unbilled	81.5	26.4
Other receivables	220.0	178.5
Allowance for credit losses	(10.7)	(13.0)
Total	$290.8	$201.6
Evergy Metro
Customer accounts receivable - billed	$—	$2.7
Customer accounts receivable - unbilled	72.1	25.9
Other receivables	29.9	15.7
Allowance for credit losses	(11.1)	(13.3)
Total	$90.9	$31.0
The Evergy Companies' other receivables at June 30, 2022 and December 31, 2021, consisted primarily of receivables from partners in jointly-owned electric utility plants, wholesale sales receivables and receivables related to alternative revenue programs. The Evergy Companies' other receivables also included receivables from contracts with customers as summarized in the following table.

	June 30	December 31
	2022	2021
	(millions)
Evergy	$126.2	$63.7
Evergy Kansas Central	112.2	62.6
Evergy Metro	13.2	0.5

The change in the Evergy Companies' allowance for credit losses is summarized in the following table.

	2022	2021
Evergy	(millions)
Beginning balance January 1	$32.9	$19.3
Credit loss expense	1.7	2.4
Write-offs	(13.5)	(8.2)
Recoveries of prior write-offs	6.0	6.5
Ending balance June 30	$27.1	$20.0
Evergy Kansas Central
Beginning balance January 1	$13.0	$7.5
Credit loss expense	1.5	0.4
Write-offs	(6.1)	(2.7)
Recoveries of prior write-offs	2.3	2.4
Ending balance June 30	$10.7	$7.6
Evergy Metro
Beginning balance January 1	$13.3	$8.1
Credit loss expense	0.3	1.3
Write-offs	(5.0)	(3.7)
Recoveries of prior write-offs	2.5	3.0
Ending balance June 30	$11.1	$8.7
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

	June 30	December 31
	2022	2021
	(millions)
Evergy	$347.0	$319.0
Evergy Kansas Central	168.0	153.0
Evergy Metro	114.0	116.0
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
Evergy Kansas Central's and Evergy Metro's 2021 calculations of annual earnings did not result in a refund obligation. These calculations were filed with the KCC in March 2022. As of June 30, 2022, Evergy Kansas Central and Evergy Metro estimate their 2022 annual earnings will not result in a significant refund obligation. The final refund obligations for 2021 and 2022 will be decided by the KCC and could vary from the current estimates.
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
Evergy Kansas Central recognized a regulatory asset pursuant to the AAO of approximately $120 million related to its costs incurred during the February 2021 winter weather event, primarily consisting of increased fuel, purchased power, and associated carrying costs. Evergy Metro's Kansas jurisdiction recognized a regulatory liability of approximately $40 million related to its increased wholesale revenues during the February 2021 winter weather event and associated carrying costs.
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
In June 2022, the KCC issued an order approving the non-unanimous stipulation and agreement.

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
Testimony from MPSC staff and other parties regarding the case was filed in June 2022. The MPSC staff’s testimony recommended a return on equity range from 9.37% to 9.87% and an increase to retail revenues of $28.1 million. The outcome of the Evergy Metro Missouri rate case will likely be different from either of the positions of Evergy Metro or MPSC staff, though the decision of the MPSC cannot be predicted.
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
Testimony from MPSC staff and other parties regarding the case was filed in June 2022. The MPSC staff’s testimony recommended a return on equity range from 9.37% to 9.87% and an increase to retail revenues of $6.2 million. The outcome of the Evergy Missouri West rate case will likely be different from either of the positions of Evergy Missouri West or MPSC staff, though the decision of the MPSC cannot be predicted.
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

As a result of the MPSC order, Evergy has recorded a regulatory liability of $34.7 million and $29.3 million as of June 30, 2022 and December 31, 2021, respectively, for the estimated amount of revenues that Evergy Missouri West has collected from customers for Sibley Station since December 2018 that Evergy has determined is probable of refund. Evergy expects that it will continue to defer such amounts as collected from customers until new rates become effective in Evergy Missouri West's current rate case.
The accrual for this estimated amount does not include certain revenues collected related to Sibley Station that Evergy has determined to not be probable of refund in the current rate case based on the relevant facts and circumstances. Although Evergy has determined these additional revenues to not be probable of refund, the ultimate resolution of this matter in Evergy Missouri West's current rate case is uncertain and could result in an estimated loss of approximately $50 million when new rates are expected to become effective in December 2022. Evergy's regulatory liability for probable refunds as of June 30, 2022 and estimated loss in excess of the amount accrued represent estimates that could change significantly based on ongoing developments including decisions in other regulatory proceedings that establish precedent applicable to this matter and positions of parties on this issue in Evergy Missouri West's 2022 rate case.
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
Evergy Metro and Evergy Missouri West have currently deferred substantially all of their fuel and purchased power costs, net of wholesale revenues, related to the February 2021 winter weather event to a regulatory asset or liability pursuant to their ability to recover or refund these amounts through their fuel recovery mechanisms, which allow for the recovery or refund of 95% of increases in fuel and purchased power costs, net of wholesale revenues, above the amount included in base rates to customers. This AAO request is intended to address the recovery or refund of the February 2021 winter weather event amounts separate from the normal fuel recovery mechanism process given the extraordinary nature of the February 2021 winter weather event and to help moderate customer bill impacts. Evergy Metro's Missouri jurisdiction recognized a regulatory liability of approximately $25 million related to its increased wholesale revenues during the February 2021 winter weather event. Evergy Missouri West recognized a regulatory asset of approximately $280 million related to its costs incurred during the February 2021 winter weather event, primarily consisting of increased fuel and purchased power costs.
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

In April 2022, the MPSC staff filed a motion to suspend the February 2021 winter weather event AAO procedural schedule for Evergy Metro and Evergy Missouri West pending the resolution of Evergy Missouri West's petition for a securitization financing order discussed below. The MPSC granted the motion to suspend the AAO procedural schedule in April 2022. Evergy Metro began refunding the Missouri portion of its wholesale revenues from the February 2021 winter weather event to customers through its fuel recovery mechanism in April 2022.
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
On August 1, 2022, Evergy Missouri West, MPSC staff and other intervenors filed a non-unanimous stipulation and agreement with the MPSC resolving certain issues in the case. As part of the stipulation and agreement, the parties agreed that the amount that Evergy Missouri West would be allowed to recover through securitization would be $306.1 million. This amount is inclusive of Evergy Missouri West’s fuel and purchased power expenses incurred during the February 2021 winter weather event, expected upfront financing costs associated with the securitization and carrying costs expected to be accrued until the estimated securitization bond issuance in early 2023. The $306.1 million is subject to change pending the resolution of certain intervenor issues in the case and for the accrual of additional carrying charges in the event that the timing of the securitization bond issuance occurs beyond early 2023. The non-unanimous stipulation and agreement is subject to the approval of the MPSC.
An order from the MPSC regarding Evergy Missouri West's petition and the non-unanimous stipulation and agreement is expected no later than October 2022.

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
5. GOODWILL
GAAP requires goodwill to be tested for impairment annually and when an event occurs indicating the possibility that an impairment exists. Evergy's impairment test for the $2,336.6 million of goodwill that was recorded as a result of the Great Plains Energy and Evergy Kansas Central merger was conducted as of May 1, 2022. The goodwill impairment test consists of comparing the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment. In the event that the carrying amount exceeds the fair value of the reporting unit, an impairment loss is recognized for the difference between the carrying amount of the reporting unit and its fair value. Evergy's consolidated operations are considered one reporting unit for assessment of impairment, as management assesses financial performance and allocates resources on a consolidated basis. The determination of fair value of the reporting unit consisted of two valuation techniques: an income approach consisting of a discounted cash flow analysis and a market approach consisting of a determination of reporting unit invested capital using a market multiple derived from the historical earnings before interest, income taxes, depreciation and amortization and market prices of the stock of peer companies. The results of the two techniques were evaluated and weighted to determine a point within the range that management considered representative of fair value for the reporting unit. The fair value of the reporting unit exceeded the carrying amount, including goodwill. As a result, there was no impairment of goodwill.
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

	Pension Benefits			Post-Retirement Benefits
Three Months Ended June 30, 2022	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$20.0	$7.7	$12.3	$0.7	$0.4	$0.3
Interest cost	19.8	9.7	10.0	2.0	1.0	0.9
Expected return on plan assets	(26.0)	(12.8)	(14.1)	(2.6)	(1.6)	(1.0)
Prior service cost	0.4	0.5	—	0.1	0.1	(0.3)
Recognized net actuarial loss	8.8	6.4	9.6	—	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	23.0	11.5	17.8	0.2	(0.1)	(0.1)
Regulatory adjustment	15.0	2.8	5.7	(0.6)	(0.7)	0.7
Intercompany allocations	—	(0.1)	(3.9)	—	—	(0.2)
Net periodic benefit costs (income)	$38.0	$14.2	$19.6	$(0.4)	$(0.8)	$0.4

	Pension Benefits			Post-Retirement Benefits
Year to Date June 30, 2022	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$39.9	$15.4	$24.5	$1.5	$0.8	$0.7
Interest cost	39.6	19.4	19.9	4.0	2.0	1.9
Expected return on plan assets	(52.0)	(25.6)	(28.2)	(5.1)	(3.2)	(1.9)
Prior service cost	0.9	1.0	—	0.2	0.2	(0.7)
Recognized net actuarial (gain)/loss	17.5	12.8	19.3	(0.1)	(0.1)	(0.2)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	45.9	23.0	35.5	0.5	(0.3)	(0.2)
Regulatory adjustment	30.9	5.7	12.2	(1.2)	(1.4)	1.3
Intercompany allocations	—	0.4	(8.4)	—	0.1	(0.3)
Net periodic benefit costs (income)	$76.8	$29.1	$39.3	$(0.7)	$(1.6)	$0.8

	Pension Benefits			Post-Retirement Benefits
Three Months Ended June 30, 2021	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$21.2	$7.5	$13.7	$0.9	$0.4	$0.5
Interest cost	21.3	10.4	10.8	1.9	1.0	0.9
Expected return on plan assets	(26.8)	(13.5)	(14.4)	(2.2)	(1.5)	(0.6)
Prior service cost	0.5	0.5	—	0.2	0.1	(0.2)
Recognized net actuarial (gain)/loss	14.7	9.5	11.1	0.3	0.1	(0.1)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	30.9	14.4	21.2	1.1	0.1	0.5
Regulatory adjustment	6.6	0.1	1.6	(1.3)	(0.8)	—
Intercompany allocations	—	0.8	(6.3)	—	—	(0.1)
Net periodic benefit costs (income)	$37.5	$15.3	$16.5	$(0.2)	$(0.7)	$0.4

	Pension Benefits			Post-Retirement Benefits
Year to Date June 30, 2021	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$42.3	$14.9	$27.4	$1.7	$0.8	$0.9
Interest cost	42.6	20.7	21.6	3.9	2.0	1.9
Expected return on plan assets	(53.6)	(27.1)	(28.9)	(4.4)	(3.1)	(1.3)
Prior service cost	1.0	1.0	—	0.3	0.2	(0.5)
Recognized net actuarial (gain)/loss	29.5	19.3	22.3	0.6	0.3	(0.1)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	61.8	28.8	42.4	2.1	0.2	0.9
Regulatory adjustment	13.7	(0.8)	4.6	(2.5)	(1.6)	0.1
Intercompany allocations	—	1.2	(12.2)	—	—	(0.2)
Net periodic benefit costs (income)	$75.5	$29.2	$34.8	$(0.4)	$(1.4)	$0.8
The components of net periodic benefit costs other than the service cost component are included in other expense on the Evergy Companies' consolidated statements of income and comprehensive income.

Year to date June 30, 2022, Evergy, Evergy Kansas Central and Evergy Metro made pension contributions of $19.9 million, $11.8 million and $8.1 million, respectively. Evergy expects to make additional pension contributions of $78.8 million in 2022 to satisfy the Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and KCC and MPSC rate orders, of which $14.4 million is expected to be paid by Evergy Kansas Central and $64.4 million is expected to be paid by Evergy Metro.
Year to date June 30, 2022, Evergy, Evergy Kansas Central and Evergy Metro made post-retirement benefit contributions of $0.2 million, $0.1 million and $0.1 million, respectively. Evergy, Evergy Kansas Central and Evergy Metro expect to make additional contributions in 2022 of $2.0 million, $0.4 million and $1.6 million, respectively, to the post-retirement benefit plans.
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
A default by any borrower under the facility or one of its significant subsidiaries on other indebtedness totaling more than $100.0 million constitutes a default by that borrower under the facility. Under the terms of this facility, each of Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West is required to maintain a total indebtedness to total capitalization ratio, as defined in the facility, of not greater than 0.65 to 1.00 at all times. As of June 30, 2022, Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West were in compliance with this covenant.
The following table summarizes the committed credit facilities (excluding receivable sale facilities discussed in Note 3) available to the Evergy Companies as of June 30, 2022 and December 31, 2021.

		Amounts Drawn
	Master Credit Facility	Commercial Paper	Letters of Credit	Cash Borrowings	Available Borrowings	Weighted Average Interest Rate on Short-Term Borrowings
June 30, 2022	(millions)
Evergy, Inc.	$450.0	$109.5	$0.7	$—	$339.8	1.87%
Evergy Kansas Central	1,000.0	728.5	0.1	—	271.4	1.91%
Evergy Metro	350.0	—	—	—	350.0	—%
Evergy Missouri West	700.0	690.5	—	—	9.5	1.92%
Evergy	$2,500.0	$1,528.5	$0.8	$—	$970.7

December 31, 2021
Evergy, Inc.	$700.0	$358.0	$0.7	$—	$341.3	0.34%
Evergy Kansas Central	750.0	406.0	0.1	—	343.9	0.41%
Evergy Metro	350.0	—	—	—	350.0	—%
Evergy Missouri West	700.0	395.3	—	—	304.7	0.40%
Evergy	$2,500.0	$1,159.3	$0.8	$—	$1,339.9
In February 2022, Evergy, Inc. entered into a $500.0 million unsecured Term Loan Credit Agreement (Term Loan Facility) that expires in February 2023. As of June 30, 2022, Evergy had borrowed $500.0 million under the Term Loan Facility. The weighted average interest rate for borrowings under the Term Loan Facility as of June 30, 2022, was 2.33%. Evergy's borrowings under the Term Loan Facility were used for, among other things, working capital, capital expenditures and general corporate purposes. The Term Loan Facility contains customary covenants, including one that sets the ratio of maximum allowed total indebtedness to total capitalization of not greater than 0.65 to 1.00, for Evergy and its subsidiaries on a consolidated basis. As of June 30, 2022, Evergy was in compliance with this covenant.
8. LONG-TERM DEBT
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
Also in March 2022, Evergy Missouri West issued, at a discount, $250.0 million of 3.75% First Mortgage Bonds, maturing in 2032.
Senior Notes
In March 2022, Evergy Missouri West repaid its $100.0 million of 3.74% Senior Notes at maturity.
In June 2022, Evergy repaid its $287.5 million of 5.292% Senior Notes at maturity.
Pollution Control Bonds
In July 2022, Evergy Metro remarketed its unsecured Series 2008 Environmental Improvement Revenue Refunding (EIRR) bonds maturing in 2038 totaling $23.4 million at a fixed rate of 3.50% through June 30, 2025.

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

	June 30, 2022		December 31, 2021
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt(a)	(millions)
Evergy(b)	$9,546.2	$8,624.1	$9,687.2	$10,758.5
Evergy Kansas Central	3,935.6	3,632.8	3,934.2	4,522.5
Evergy Metro	2,925.8	2,843.2	2,925.0	3,400.8
(a) Includes current maturities.
(b) Book value as of June 30, 2022 and December 31, 2021, includes $94.3 million and $97.9 million, respectively, of fair value adjustments recorded in connection with purchase accounting for the Great Plains Energy and Evergy Kansas Central merger, which are not part of future principal payments and will amortize over the remaining life of the associated debt instrument.

Recurring Fair Value Measurements
The following tables include the Evergy Companies' balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	June 30, 2022	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$120.4	$106.1	$—	$—	$14.3
International equity funds	65.8	65.8	—	—	—
Core bond fund	53.9	53.9	—	—	—
High-yield bond fund	26.5	26.5	—	—	—
Emerging markets bond fund	16.3	16.3	—	—	—
Alternative investments fund	33.4	—	—	—	33.4
Real estate securities fund	17.7	—	—	—	17.7
Cash equivalents	0.5	0.5	—	—	—
Total nuclear decommissioning trust	334.5	269.1	—	—	65.4
Rabbi trust
Fixed income funds	16.6	16.6	—	—	—
Equity funds	7.2	7.2	—	—	—
Combination debt/equity/other fund	2.0	2.0	—	—	—
Cash equivalents	0.2	0.2	—	—	—
Total rabbi trust	26.0	26.0	—	—	—
Total	$360.5	$295.1	$—	$—	$65.4
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$260.4	$260.4	$—	$—	$—
Debt securities
U.S. Treasury	43.8	43.8	—	—	—
U.S. Agency	0.4	—	0.4	—	—
State and local obligations	5.2	—	5.2	—	—
Corporate bonds	40.2	—	40.2	—	—
Foreign governments	0.1	—	0.1	—	—
Cash equivalents	3.0	3.0	—	—	—
Total nuclear decommissioning trust	353.1	307.2	45.9	—	—
Self-insured health plan trust(b)
Equity securities	1.6	1.6	—	—	—
Debt securities	7.7	2.3	5.4	—	—
Cash and cash equivalents	2.9	2.9	—	—	—
Total self-insured health plan trust	12.2	6.8	5.4	—	—
Total	$365.3	$314.0	$51.3	$—	$—
Other Evergy
Assets
Other Evergy investments
Rabbi trusts
Core bond fund	$11.1	$11.1	$—	$—	$—
Cash and cash equivalents	0.1	0.1	—	—	—
Total rabbi trusts	$11.2	$11.2	$—	$—	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$687.6	$576.3	$45.9	$—	$65.4
Rabbi trusts	37.2	37.2	—	—	—
Self-insured health plan trust(b)	12.2	6.8	5.4	—	—
Total	$737.0	$620.3	$51.3	$—	$65.4

Description	December 31, 2021	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$140.4	$126.5	$—	$—	$13.9
International equity funds	74.0	74.0	—	—	—
Core bond fund	58.1	58.1	—	—	—
High-yield bond fund	29.6	29.6	—	—	—
Emerging markets bond fund	18.0	18.0	—	—	—
Alternative investments fund	32.7	—	—	—	32.7
Real estate securities fund	15.2	—	—	—	15.2
Cash equivalents	0.4	0.4	—	—	—
Total nuclear decommissioning trust	368.4	306.6	—	—	61.8
Rabbi trust
Fixed income funds	19.6	19.6	—	—	—
Equity funds	9.5	9.5	—	—	—
Combination debt/equity/other fund	2.4	2.4	—	—	—
Cash equivalents	0.2	0.2	—	—	—
Total rabbi trust	31.7	31.7	—	—	—
Total	$400.1	$338.3	$—	$—	$61.8
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$299.2	$299.2	$—	$—	$—
Debt securities
U.S. Treasury	46.1	46.1	—	—	—
U.S. Agency	0.4	—	0.4	—	—
State and local obligations	4.0	—	4.0	—	—
Corporate bonds	43.7	—	43.7	—	—
Foreign governments	0.1	—	0.1	—	—
Cash equivalents	6.8	6.8	—	—	—
Total nuclear decommissioning trust	400.3	352.1	48.2	—	—
Self-insured health plan trust(b)
Equity securities	2.0	2.0	—	—	—
Debt securities	8.7	2.7	6.0	—	—
Cash and cash equivalents	1.8	1.8	—	—	—
Total self-insured health plan trust	12.5	6.5	6.0	—	—
Total	$412.8	$358.6	$54.2	$—	$—
Other Evergy
Assets
Other Evergy investments
Equity securities(c)	$31.4	$—	$31.4	$—	$—
Total other Evergy investments	31.4	—	31.4	—	—
Rabbi trusts
Core bond fund	12.5	12.5	—	—	—
Total rabbi trusts	12.5	12.5	—	—	—
Total	$43.9	$12.5	$31.4	$—	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$768.7	$658.7	$48.2	$—	$61.8
Rabbi trusts	44.2	44.2	—	—	—
Self-insured health plan trust(b)	12.5	6.5	6.0	—	—
Other Evergy investments(c)	31.4	—	31.4	—	—
Total	$856.8	$709.4	$85.6	$—	$61.8
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
The following table provides additional information on these Evergy and Evergy Kansas Central investments.

	June 30, 2022		December 31, 2021		June 30, 2022
	Fair	Unfunded	Fair	Unfunded	Redemption	Length of
	Value	Commitments	Value	Commitments	Frequency	Settlement
Evergy Kansas Central	(millions)
Nuclear decommissioning trust:
Domestic equity funds	$14.3	$1.7	$13.9	$1.7	(a)	(a)
Alternative investments fund(b)	33.4	—	32.7	—	Quarterly	65 days
Real estate securities fund(b)	17.7	—	15.2	—	Quarterly	65 days
Total Evergy investments at NAV	$65.4	$1.7	$61.8	$1.7
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
The following table summarizes the net unrealized gains (losses) for the Evergy Companies' nuclear decommissioning trusts and rabbi trusts.

	Three Months Ended June 30		Year to Date June 30
	2022	2021	2022	2021
Evergy	(millions)
Nuclear decommissioning trust - equity securities	$(36.8)	$34.7	$(71.6)	$67.8
Nuclear decommissioning trust - debt securities	(3.6)	1.7	(10.1)	(3.4)
Rabbi trusts - equity securities	(3.3)	1.0	(5.7)	(0.3)
Total	$(43.7)	$37.4	$(87.4)	$64.1
Evergy Kansas Central
Nuclear decommissioning trust - equity securities	$(13.4)	$17.3	$(30.1)	$31.6
Rabbi trust - equity securities	(2.6)	0.8	(4.2)	—
Total	$(16.0)	$18.1	$(34.3)	$31.6
Evergy Metro
Nuclear decommissioning trust - equity securities	$(23.4)	$17.4	$(41.5)	$36.2
Nuclear decommissioning trust - debt securities	(3.6)	1.7	(10.1)	(3.4)
Total	$(27.0)	$19.1	$(51.6)	$32.8

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
Clean Air Act - Startup, Shutdown and Malfunction (SSM) Regulation
In 2015, the Environmental Protection Agency (EPA) issued a final rule addressing how state implementation plans (SIPs) can treat excess emissions during SSM events. This rule was referred to as the 2015 SIP Call Rule. The rule required 36 states to submit SIP revisions by November 2016 to remove certain exemptions and other discretionary enforcement provisions that apply to excess emissions during SSM events. Legal challenges ensued and the case was eventually placed in abeyance. In December 2021, the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit) restarted the litigation and oral arguments were held in March 2022. An additional case was also taking place in the U.S. District Court for the Northern District of California (District Court of Northern California) and in June 2022, the District Court of Northern California entered a final consent decree establishing deadlines for the EPA to take final action on SIP revisions that were submitted in response to the 2015 SIP Call Rule. Deadlines for 26 states and air districts, including Kansas, Missouri and Oklahoma, are listed in the final consent decree. Final action from the EPA could result in required SIP revisions in Oklahoma, Kansas and Missouri which could have a material impact on the Evergy Companies. If the D.C. Circuit overturns the EPA's 2015 SIP Call Rule, the final consent decree's deadlines will no longer be valid.
Ozone Interstate Transport State Implementation Plans
In 2015, the EPA lowered the Ozone National Ambient Air Quality Standards (NAAQS) from 75 ppb to 70 ppb. Impacted states were required to submit Interstate Transport State Implementation Plans (ITSIPs) in 2018 to comply with the "Good Neighbor Provisions" of the Clean Air Act (CAA). The EPA did not act on these ITSIP submissions and was challenged in a court filing in May 2021 to address them. In February 2022, the EPA published proposed disapprovals of ITSIPs for nineteen states including Missouri and Oklahoma. In April 2022, the EPA published a final approval of the Kansas ITSIP in the Federal Register. In June 2022, the Missouri Department of Natural Resources (MDNR) announced they intended to submit a supplemental SIP to the EPA and placed the document on public notice until August 18, 2022.
In April 2022, the EPA published in the Federal Register the proposed federal implementation plan (FIP) to resolve outstanding "Good Neighbor" obligations with respect to the 2015 Ozone NAAQS for 26 states including Missouri and Oklahoma. This FIP would establish a revised Cross-State Air Pollution Rule (CSAPR) ozone season nitrogen oxide (NOx) emissions trading program for electric generating units (EGUs), and limit ozone season NOx emissions from certain industrial stationary sources. The proposed rule would also establish a new daily backstop NOx emissions rate limit for applicable coal-fired units larger than 100MW, as well as unit-specific NOx emission rate limits for certain industrial emission units, and would feature "dynamic" adjustments of emission budgets for EGUs beginning with ozone season 2025. The proposed FIP includes reductions to the state ozone season NOx budgets for Missouri and Oklahoma beginning in 2023 with additional reductions in future years. The Evergy Companies are in the process of reviewing the proposed FIP and provided formal comments as part of the rulemaking process. The EPA is also in the process of reconsidering its December 2020 decisions to retain the Ozone NAAQS at the level set in 2015 and the annual and 24-hour PM2.5 NAAQS at the levels set in 2012. Due to uncertainty regarding the proposed FIP and potential lowering of the ozone and PM2.5 NAAQS, the Evergy Companies are unable to accurately assess the impacts of these potential EPA actions on their operations or consolidated financial results, but the cost to comply with the FIP and/or a lower future ozone or PM2.5 NAAQS could be material.
Regional Haze Rule
In 1999, the EPA finalized the Regional Haze Rule which aims to restore national parks and wilderness areas to pristine conditions. The rule requires states in coordination with the EPA, the National Park Service, the U.S. Fish and Wildlife Service, the U.S. Forest Service, and other interested parties to develop and implement air quality protection plans to reduce the pollution that causes visibility impairment. There are 156 "Class I" areas across the U.S. that must be restored to pristine conditions by the year 2064. There are no Class I areas in Kansas, whereas Missouri has two: the Hercules-Glades Wilderness Area and the Mingo Wilderness Area. States must submit revisions to their Regional Haze Rule SIPs every ten years and the first round was due in 2007. For the second ten-year implementation period, the EPA issued a final rule revision in 2017 that allowed states to submit their SIP revisions by July 31, 2021. The Evergy Companies have been in contact with the Kansas Department of Health and Environmental (KDHE) and MDNR as they worked to draft their SIP revisions. The Missouri SIP revision does not require any additional reductions from the Evergy Companies' generating units in the state. MDNR intended to submit the Missouri SIP revision to the EPA by August 15, 2022. However, in July 2022, the Missouri Air Conservation Commission (MACC) denied adoption of the SIP revision. At this time, it is unknown when or if the MACC will adopt the proposed SIP revision and the submittal timeline to the EPA is unclear. The Kansas SIP revision was placed on public notice in June 2021 and requested no additional emission reductions by electric utilities based on the significant reductions that were achieved during the first implementation period. The EPA provided comments on the Kansas SIP revision in June 2021 that each state is statutorily required to conduct a "four-factor analysis" on at least two sources within the state to help determine if further emission reductions are necessary. The EPA also stated it would be difficult to approve the Kansas SIP revision if at least two four-factor analyses are not conducted on Kansas emission sources. KDHE submitted the Kansas SIP revision in July 2021. If a Kansas generating unit of the Evergy Companies is selected for analysis, the possibility exists that the state or EPA, through a FIP, could determine that additional operational or physical modifications are required on the generating unit to further reduce emissions. The overall cost of those modifications could be material to the Evergy Companies.
Greenhouse Gases
Burning coal and other fossil fuels releases carbon dioxide (CO2) and other gases referred to as greenhouse gases (GHG). Various regulations under the CAA limit CO2 and other GHG emissions, and in addition, other measures are being imposed or offered by individual states, municipalities and regional agreements with the goal of reducing GHG emissions.
In July 2019, the EPA published the final Affordable Clean Energy (ACE) rule in the Federal Register. This rule contained emission guidelines for GHG emissions from existing electric utility generating units (EGUs) and revisions to emission guideline implementing regulations. The rule defined the "best system of emission reduction" (BSER) for GHG emissions from existing coal-fired EGUs as on-site, heat-rate efficiency improvements. In conjunction with the finalization of the ACE rule, the EPA repealed its previously adopted Clean Power Plan (CPP) on the basis that the EPA had exceeded its statutory authority under CAA section 111(d) by defining BSER through generation shifting. A number of states and industry parties filed petitions for review in the D.C. Circuit, challenging the EPA's repeal of the CPP and its enactment of the ACE rule, and in January 2021, the D.C. Circuit issued a decision holding that CAA section 111(d) could be read in a manner that allows the EPA to define BSER as including generation shifting. The D.C. Circuit therefore vacated both the EPA's repeal of the CPP and its replacement of that rule with the ACE rule, and remanded them to the EPA for further consideration. In October 2021, the Supreme Court granted petitions for certiorari to review the D.C. Circuit decision. The Supreme Court issued its decision in June 2022, reversing the D.C. Circuit's decisions and holding that, absent specific authorization from Congress, the EPA lacks authority to define BSER through generation shifting. Given that the Supreme Court found the CPP to be unlawful and that the deadlines established in the ACE rule have passed, neither rule is in effect following the Supreme Court's ruling. In June 2022, the EPA announced its intent to propose GHG regulations that would apply to EGUs by March 2023.

Due to uncertainty regarding the future of the EPA's GHG regulations, the Evergy Companies cannot determine the impacts on their operations or consolidated financial results, but the cost to comply with potential GHG rules could be material.
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
In August 2021, based on an order issued by the U.S. District Court for the District of Arizona, which vacated and remanded the EPA's Navigable Waters Protection Rule (NWPR), which was promulgated in 2020, the EPA and the U.S. Army Corps of Engineers announced that they had halted implementation of the NWPR nationwide, and were interpreting "Waters of the United States" consistent with the regulatory regime that was in place prior to 2015. In December 2021, the EPA and the Department of the Army published a proposed rule that would formally repeal the NWPR and revise the definition of “Waters of the United States” to restore the definitions of "Waters of the United States" that were in place prior to 2015. A final rule is expected in August 2022. The Evergy Companies have reviewed the proposed rule and the impact on their operations or consolidated financial results are not expected to be material. A second rulemaking is expected in the future which will replace the Navigable Waters Protection Rule. The cost to comply with any future rulemaking that replaces the Navigable Waters Protection Rule could be material to the Evergy Companies.
Regulation of Coal Combustion Residuals
In the course of operating their coal generation plants, the Evergy Companies produce coal combustion residuals (CCRs), including fly ash, gypsum and bottom ash. The EPA published a rule to regulate CCRs in April 2015 that requires additional CCR handling, processing and storage equipment and closure of certain ash disposal units. In January 2022, the EPA published proposed determinations for facilities that filed closure extensions for unlined or clay-lined CCR units. These proposed determinations include various interpretations of the CCR regulations and compliance expectations that may impact all owners of CCR units. These interpretations could require modified compliance plans such as different methods of CCR unit closure. Additionally, more stringent remediation requirements for units that are in corrective action or forced to go into corrective action are possible. In April 2022, the Utility Solid Waste Activities Group (USWAG) and other interested parties filed similar petitions in the D.C. Circuit challenging the EPA's legal positions regarding the CCR rule determinations proposed in January 2022. Some CCR units at Lawrence Energy Center and Sibley Generating Station have moved into corrective action. The cost to comply with these proposed determinations by the EPA could be material.

The Evergy Companies have recorded Asset Retirement Obligations (AROs) for their current estimates for the closure of ash disposal ponds and landfills, but the revision of these AROs may be required in the future due to changes in existing CCR regulations, the results of groundwater monitoring of CCR units or changes in interpretation of existing CCR regulations or changes in the timing or cost to close ash disposal ponds and landfills. If revisions to these AROs are necessary, the impact on the Evergy Companies' operations or consolidated financial results could be material.
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
The operating expenses and capital costs billed for jointly-owned plants and shared services are detailed in the following table.

	Three Months Ended June 30		Year to Date June 30
	2022	2021	2022	2021
	(millions)
Evergy Kansas Central billings to Evergy Missouri West	$7.2	$7.3	$14.6	$16.8
Evergy Metro billings to Evergy Missouri West	32.3	33.1	65.0	67.8
Evergy Kansas Central billings to Evergy Metro	6.9	7.1	13.5	17.0
Evergy Metro billings to Evergy Kansas Central	31.3	28.2	64.7	53.9
Money Pool
Evergy Kansas Central, Evergy Metro and Evergy Missouri West are authorized to participate in the Evergy, Inc. money pool, which is an internal financing arrangement in which funds may be lent on a short-term basis between Evergy Kansas Central, Evergy Metro, Evergy Missouri West and Evergy, Inc. Evergy, Inc. can lend but not borrow under the money pool.
At June 30, 2022, Evergy Metro had a $14.0 million outstanding receivable from Evergy Missouri West under the money pool. At December 31, 2021, Evergy Metro had a $155.0 million outstanding receivable from Evergy Missouri West under the money pool.

Related Party Net Receivables and Payables
The following table summarizes Evergy Kansas Central's and Evergy Metro's related party net receivables and payables.

	June 30	December 31
	2022	2021
Evergy Kansas Central	(millions)
Net payable to Evergy	$(13.5)	$(2.2)
Net payable to Evergy Metro	(14.9)	(14.5)
Net receivable from Evergy Missouri West	8.5	10.4

Evergy Metro
Net receivable from Evergy	$16.6	$8.7
Net receivable from Evergy Kansas Central	14.9	14.5
Net receivable from Evergy Missouri West	90.5	254.5
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

	June 30	December 31
	2022	2021
Evergy Kansas Central	(millions)
Income taxes receivable from (payable to) Evergy	$(21.2)	$9.6

Evergy Metro
Income taxes receivable from (payable to) Evergy	$9.0	$(2.5)
12. TAXES
Components of income tax expense are detailed in the following tables.

Evergy
	Three Months Ended June 30		Year to Date June 30
	2022	2021	2022	2021
Current income taxes	(millions)
Federal	$13.5	$4.9	$25.0	$6.0
State	2.1	(2.4)	1.7	(0.5)
Total	15.6	2.5	26.7	5.5
Deferred income taxes
Federal	8.4	15.0	4.5	32.7
State	(0.2)	3.2	3.0	7.0
Total	8.2	18.2	7.5	39.7
Investment tax credit
Deferral	—	0.4	2.7	0.4
Amortization	(1.7)	(1.5)	(3.3)	(3.0)
Total	(1.7)	(1.1)	(0.6)	(2.6)
Income tax expense	$22.1	$19.6	$33.6	$42.6

Evergy Kansas Central
	Three Months Ended June 30		Year to Date June 30
	2022	2021	2022	2021
Current income taxes	(millions)
Federal	$28.9	$12.0	$36.8	$19.5
State	(1.1)	0.3	(0.9)	1.5
Total	27.8	12.3	35.9	21.0
Deferred income taxes
Federal	(21.9)	(5.7)	(30.4)	1.0
State	(0.5)	0.6	1.8	2.9
Total	(22.4)	(5.1)	(28.6)	3.9
Investment tax credit
Deferral	—	0.4	2.7	0.4
Amortization	(1.0)	(1.1)	(2.0)	(2.2)
Total	(1.0)	(0.7)	0.7	(1.8)
Income tax expense	$4.4	$6.5	$8.0	$23.1

Evergy Metro
	Three Months Ended June 30		Year to Date June 30
	2022	2021	2022	2021
Current income taxes	(millions)
Federal	$(6.9)	$21.0	$2.5	$48.1
State	1.0	—	1.1	1.2
Total	(5.9)	21.0	3.6	49.3
Deferred income taxes
Federal	21.2	(9.0)	19.6	(31.0)
State	(0.4)	0.4	—	(0.4)
Total	20.8	(8.6)	19.6	(31.4)
Investment tax credit amortization	(0.6)	(0.3)	(1.2)	(0.7)
Income tax expense	$14.3	$12.1	$22.0	$17.2

Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Evergy
	Three Months Ended June 30		Year to Date June 30
	2022	2021	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Effect of:
COLI policies	(0.5)	(1.1)	(0.5)	(1.0)
State income taxes	0.5	0.1	0.8	1.0
Flow through depreciation for plant-related differences	(6.0)	(6.4)	(6.1)	(6.1)
Federal tax credits	(4.0)	(3.1)	(3.9)	(3.1)
Non-controlling interest	(0.3)	(0.3)	(0.3)	(0.3)
AFUDC equity	(0.5)	(0.6)	(0.5)	(0.7)
Amortization of federal investment tax credits	(0.2)	(0.5)	(0.2)	(0.4)
Stock compensation	(0.1)	(0.1)	(0.4)	—
Officer compensation limitation	0.3	0.5	0.3	0.4
Other	(0.1)	(0.1)	(0.8)	(0.8)
Effective income tax rate	10.1%	9.4%	9.4%	10.0%

Evergy Kansas Central
	Three Months Ended June 30		Year to Date June 30
	2022	2021	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Effect of:
COLI policies	(1.0)	(1.6)	(1.0)	(1.7)
State income taxes	(1.5)	0.4	0.1	1.0
Flow through depreciation for plant-related differences	(3.5)	(5.2)	(4.2)	(3.8)
Federal tax credits	(8.8)	(5.1)	(8.3)	(5.3)
Non-controlling interest	(0.6)	(0.5)	(0.6)	(0.5)
AFUDC equity	(0.7)	(0.6)	(0.7)	(0.7)
Amortization of federal investment tax credits	0.1	(0.5)	0.1	(0.5)
Stock compensation	(0.2)	(0.3)	(0.4)	(0.1)
Officer compensation limitation	0.1	0.2	—	0.2
Other	(0.2)	(0.4)	(1.4)	(1.5)
Effective income tax rate	4.7%	7.4%	4.6%	8.1%

Evergy Metro
	Three Months Ended June 30		Year to Date June 30
	2022	2021	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Effect of:
COLI policies	(0.1)	(0.3)	(0.1)	(0.3)
State income taxes	0.5	0.4	0.5	0.4
Flow through depreciation for plant-related differences	(6.8)	(8.3)	(6.9)	(8.2)
Federal tax credits	(0.2)	(0.7)	(0.2)	(0.6)
AFUDC equity	(0.4)	(0.6)	(0.4)	(0.6)
Amortization of federal investment tax credits	(0.6)	(0.4)	(0.6)	(0.4)
Stock compensation	—	—	(0.5)	0.1
Officer compensation limitation	0.5	1.0	0.5	0.9
Other	(0.1)	(0.1)	—	0.1
Effective income tax rate	13.8%	12.0%	13.3%	12.4%
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
In March 2022, Evergy sold its shares in the equity investment to a financial institution through a share forward agreement following the expiration of the restriction on sale. As part of the share forward agreement, Evergy delivered its shares to the financial institution in exchange for a series of cash settlements totaling $15.1 million based primarily on the volume-weighted average price (VWAP) of the shares over the term of the agreement, which was completed in June 2022. As a result of the completion of the share forward agreement, Evergy no longer has an equity investment in the company.
For the three months ended and year to date June 30, 2022, Evergy recorded pre-tax losses of $2.1 million and $16.3 million, respectively, in investment earnings (loss) on its consolidated statements of comprehensive income related to the decrease in market value of its equity investment prior to sale and the settlement of the share forward agreement. Evergy uses adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) to evaluate earnings and EPS without the gains or losses related to equity investments subject to a restriction on sale that can create period to period volatility, among other items. See "Non-GAAP Measures" within this Executive Summary for additional information.
Missouri Property Tax Tracker
On June 29, 2022, Missouri Senate Bill (S.B.) 745 was signed into law by the Governor of Missouri. Among other items, S.B. 745 includes a provision requiring Missouri electric utilities to defer to a regulatory asset or regulatory liability, as appropriate, any difference between state or local property tax expenses incurred and the amounts included in rates. Any amounts deferred to a regulatory asset or liability under this provision would be included in the electric utility's revenue requirement in subsequent rate cases and recovered over a reasonable period of time to be determined by the MPSC. Evergy Metro and Evergy Missouri West will begin deferring amounts associated with S.B. 745 in the third quarter of 2022.
Regulatory Proceedings
See Note 4 to the consolidated financial statements for information regarding regulatory proceedings.
Earnings Overview
The following table summarizes Evergy's net income and diluted EPS.

	Three Months Ended June 30			Year to Date June 30
	2022	Change	2021	2022	Change	2021
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$194.5	$9.2	$185.3	$317.0	$(59.9)	$376.9
Earnings per common share, diluted	0.84	0.03	0.81	1.38	(0.27)	1.65

Net income attributable to Evergy, Inc. increased for the three months ended June 30, 2022, compared to the same period in 2021, primarily due to higher retail sales in 2022 driven by higher weather-normalized demand and favorable weather, higher transmission revenue and increases from TDC riders; partially offset by higher operating and maintenance expenses, higher depreciation expense, lower investment earnings and lower corporate-owned life insurance (COLI) proceeds.
Diluted EPS increased for the three months ended June 30, 2022, compared to the same period in 2021, primarily due to the increase in net income attributable to Evergy, Inc. discussed above.
Net income attributable to Evergy, Inc. decreased year to date June 30, 2022, compared to the same period in 2021, primarily due to non-regulated energy marketing margins recognized in 2021 related to the February 2021 winter weather event, higher depreciation expense, higher property taxes, lower investment earnings and lower COLI proceeds; partially offset by higher retail sales in 2022 driven by higher weather-normalized demand and favorable weather, higher transmission revenue, increases from TDC riders and lower income tax expense.
Diluted EPS decreased year to date June 30, 2022, compared to the same period in 2021, primarily due to the decrease in net income attributable to Evergy discussed above.
For additional information regarding the change in net income, refer to the Evergy Results of Operations section within this MD&A.
Adjusted Earnings (non-GAAP) and Adjusted EPS (non-GAAP)
Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) for the three months ended and year to date June 30, 2022, were $198.4 million or $0.86 per share and $332.2 million or $1.44 per share, respectively. For the three months ended and year to date June 30, 2021, Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) were $195.1 million or $0.85 per share and $320.5 million or $1.40 per share, respectively. In addition to net income attributable to Evergy, Inc. and diluted EPS, Evergy's management uses adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) to evaluate earnings and EPS without the income or costs resulting from non-regulated energy marketing margins from the February 2021 winter weather event and gains or losses related to equity investments subject to a restriction on sale that can create period to period volatility, as well as costs resulting from executive transition, severance and advisor expenses.
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

The following tables provide a reconciliation between net income attributable to Evergy, Inc. and diluted EPS as determined in accordance with GAAP and adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP), respectively.

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
Three Months Ended June 30	2022		2021
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$194.5	$0.84	$185.3	$0.81
Non-GAAP reconciling items:
Non-regulated energy marketing margin related to February 2021 winter weather event, pre-tax(a)	—	—	1.5	0.01
Non-regulated energy marketing costs related to February 2021 winter weather event, pre-tax(b)	0.3	—	2.0	0.01
Executive transition costs, pre-tax(c)	—	—	1.8	0.01
Severance costs, pre-tax(d)	—	—	1.2	—
Advisor expenses, pre-tax(e)	2.5	0.01	5.7	0.02
Restricted equity investment losses, pre-tax(f)	2.1	0.01	—	—
Income tax benefit(g)	(1.0)	—	(2.4)	(0.01)
Adjusted earnings (non-GAAP)	$198.4	$0.86	$195.1	$0.85

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
Year to Date June 30	2022		2021
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$317.0	$1.38	$376.9	$1.65
Non-GAAP reconciling items:
Non-regulated energy marketing margin related to February 2021 winter weather event, pre-tax(a)	—	—	(95.0)	(0.42)
Non-regulated energy marketing costs related to February 2021 winter weather event, pre-tax(b)	0.6	—	4.0	0.02
Executive transition costs, pre-tax(c)	—	—	7.3	0.03
Severance costs, pre-tax(d)	—	—	2.8	0.01
Advisor expenses, pre-tax(e)	2.5	0.01	7.2	0.03
Restricted equity investment losses, pre-tax(f)	16.3	0.07	—	—
Income tax expense (benefit)(g)	(4.2)	(0.02)	17.3	0.08
Adjusted earnings (non-GAAP)	$332.2	$1.44	$320.5	$1.40
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
(f)Reflects losses related to equity investments which were subject to a restriction on sale and are included in investment earnings (loss) on the consolidated statements of comprehensive income.
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
RELATED PARTY TRANSACTIONS
See Note 11 to the consolidated financial statements for information regarding related party transactions.
EVERGY RESULTS OF OPERATIONS
The following table summarizes Evergy's comparative results of operations.

	Three Months Ended June 30			Year to Date June 30
	2022	Change	2021	2022	Change	2021
	(millions)
Operating revenues	$1,446.5	$210.3	$1,236.2	$2,670.4	$(177.7)	$2,848.1
Fuel and purchased power	414.3	130.2	284.1	723.3	(195.9)	919.2
SPP network transmission costs	81.5	7.7	73.8	160.2	17.0	143.2
Operating and maintenance	282.8	22.9	259.9	535.0	(0.4)	535.4
Depreciation and amortization	232.1	6.9	225.2	461.1	16.6	444.5
Taxes other than income tax	100.3	2.4	97.9	202.2	9.4	192.8
Income from operations	335.5	40.2	295.3	588.6	(24.4)	613.0
Other income (expense), net	(17.9)	(22.2)	4.3	(44.2)	(40.4)	(3.8)
Interest expense	99.3	5.5	93.8	191.1	3.3	187.8
Income tax expense	22.1	2.5	19.6	33.6	(9.0)	42.6
Equity in earnings of equity method investees, net of income taxes	1.4	(0.7)	2.1	3.5	(0.6)	4.1
Net income	197.6	9.3	188.3	323.2	(59.7)	382.9
Less: Net income attributable to noncontrolling interests	3.1	0.1	3.0	6.2	0.2	6.0
Net income attributable to Evergy, Inc.	$194.5	$9.2	$185.3	$317.0	$(59.9)	$376.9
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

	Revenues and Expenses			MWhs Sold
Three Months Ended June 30	2022	Change	2021	2022	Change	2021
Retail revenues	(millions)			(thousands)
Residential	$513.4	$53.6	$459.8	3,754	295	3,459
Commercial	465.5	43.0	422.5	4,388	218	4,170
Industrial	170.1	20.1	150.0	2,207	134	2,073
Other retail revenues	9.8	0.3	9.5	33	(2)	35
Total electric retail	1,158.8	117.0	1,041.8	10,382	645	9,737
Wholesale revenues	79.5	9.5	70.0	4,372	886	3,486
Transmission revenues	101.0	10.6	90.4	N/A	N/A	N/A
Other revenues	107.2	73.2	34.0	N/A	N/A	N/A
Operating revenues	1,446.5	210.3	1,236.2	14,754	1,531	13,223
Fuel and purchased power	(414.3)	(130.2)	(284.1)
SPP network transmission costs	(81.5)	(7.7)	(73.8)
Utility gross margin (a)	950.7	72.4	878.3
Operating and maintenance	(282.8)	(22.9)	(259.9)
Depreciation and amortization	(232.1)	(6.9)	(225.2)
Taxes other than income tax	(100.3)	(2.4)	(97.9)
Income from operations	$335.5	$40.2	$295.3
(a) Utility gross margin is a non-GAAP financial measure. See explanation of utility gross margin above.

	Revenues and Expenses			MWhs Sold
Year to Date June 30	2022	Change	2021	2022	Change	2021
Retail revenues	(millions)			(thousands)
Residential	$965.2	$108.7	$856.5	7,689	268	7,421
Commercial	868.6	100.1	768.5	8,644	252	8,392
Industrial	320.4	36.8	283.6	4,320	189	4,131
Other retail revenues	18.8	1.9	16.9	65	(1)	66
Total electric retail	2,173.0	247.5	1,925.5	20,718	708	20,010
Wholesale revenues	131.4	(426.1)	557.5	8,272	473	7,799
Transmission revenues	199.0	22.6	176.4	N/A	N/A	N/A
Other revenues	167.0	(21.7)	188.7	N/A	N/A	N/A
Operating revenues	2,670.4	(177.7)	2,848.1	28,990	1,181	27,809
Fuel and purchased power	(723.3)	195.9	(919.2)
SPP network transmission costs	(160.2)	(17.0)	(143.2)
Utility gross margin (a)	1,786.9	1.2	1,785.7
Operating and maintenance	(535.0)	0.4	(535.4)
Depreciation and amortization	(461.1)	(16.6)	(444.5)
Taxes other than income tax	(202.2)	(9.4)	(192.8)
Income from operations	$588.6	$(24.4)	$613.0
(a) Utility gross margin is a non-GAAP financial measure. See explanation of utility gross margin above.

Evergy's utility gross margin increased $72.4 million for the three months ended June 30, 2022, compared to the same period in 2021, driven by:
•a $53.2 million increase due to higher retail sales driven by higher weather-normalized demand and favorable weather (cooling degree days increased by 16%);
•a $10.6 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2022; and
•an $8.6 million increase related to TDC riders at Evergy Kansas Central and Evergy Metro in 2022, which included higher revenues driven by updated transmission costs as reflected in Evergy Kansas Central's and Evergy Metro's TFRs with the new prices effective in April 2022 and May 2022, respectively.
Evergy's utility gross margin increased $1.2 million year to date June 30, 2022, compared to the same period in 2021, driven by:
•a $64.0 million increase due to higher retail sales driven by higher weather-normalized demand and favorable weather (cooling degree days increased by 16% and heating degree days increased by 2%);
•a $22.6 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2022; and
•an $11.2 million increase related to Evergy Kansas Central's and Evergy Metro's TDC riders in 2022, which included higher revenues driven by updated transmission costs as reflected in Evergy Kansas Central's and Evergy Metro's TFRs with the new prices effective in April 2022 and May 2022, respectively; partially offset by
•$95.0 million of non-regulated energy marketing margins recognized at Evergy Kansas Central in 2021 related to the February 2021 winter weather event; and
•a $1.6 million net decrease due to other impacts from the February 2021 winter weather event driven by:
◦a $33.9 million decrease at Evergy Kansas Central driven by higher utility gross margin at its non-regulated 8% ownership share of JEC due to higher wholesale sale prices and MWhs sold in February 2021; partially offset by
◦a $20.9 million increase at Evergy Missouri West driven by $14.6 million of increased fuel and purchased power costs in February 2021 that are not currently recoverable from customers through its fuel recovery mechanism and $6.2 million related to a special requirements contract with an industrial customer; and
◦an $11.4 million increase at Evergy Metro primarily driven by jurisdictional allocation differences currently present between its fuel recovery mechanisms in Missouri and Kansas regarding its refund to customers for the net increase in wholesale revenues in February 2021.
Operating and Maintenance
Evergy's operating and maintenance expense increased $22.9 million for the three months ended June 30, 2022, compared to the same period in 2021, primarily driven by:
•a $9.4 million increase in plant operating and maintenance expense at fossil-fuel generating units primarily due to a $4.0 million increase at Evergy Metro driven by major maintenance outages at Iatan Station Unit 1 and LaCygne Unit 2 in 2022 and a $3.8 million increase at Evergy Kansas Central driven by a major maintenance outage at JEC in 2022;
•a $9.4 million increase in transmission and distribution operating and maintenance expenses at Evergy Kansas Central, Evergy Metro and Evergy Missouri West driven by higher contractor costs and a $1.6 million increase in vegetation management costs in 2022; and

•an $8.0 million increase in credit loss expense at Evergy Kansas Central, Evergy Metro and Evergy Missouri West primarily due to a higher level of assumed uncollectible accounts used in establishing the allowance for credit losses in the second quarter of 2022 and higher actual write-offs incurred; partially offset by
•a $3.2 million decrease in advisor expenses incurred in the second quarter of 2022 associated with strategic planning;
•$1.8 million of costs recorded in the second quarter of 2021 associated with executive transition, including inducement bonuses, severance agreements and other transition expenses; and
•a $1.7 million decrease in costs at Evergy Kansas Central related to non-regulated energy marketing margins recognized during the February 2021 winter weather event.
Evergy's operating and maintenance expense decreased $0.4 million year to date June 30, 2022, compared to the same period in 2021, primarily driven by:
•$7.3 million of costs recorded in 2021 associated with executive transition, including inducement bonuses, severance agreements and other transition expenses;
•a $4.7 million decrease in advisor expenses incurred in 2022 associated with strategic planning;
•a $3.4 million decrease in costs at Evergy Kansas Central related to non-regulated energy marketing margins recognized during the February 2021 winter weather event; and
•a $2.2 million decrease in certain labor and employee benefits expenses; partially offset by
•an $11.2 million increase in plant operating and maintenance expense at fossil-fuel generating units primarily due to a $5.4 million increase at Evergy Metro driven by major maintenance outages at Iatan Station Unit 1 and LaCygne Unit 2 in 2022 and a $4.3 million increase at Evergy Kansas Central driven by a major maintenance outage at JEC in 2022; and
•a $5.8 million increase in transmission and distribution operating and maintenance expenses primarily at Evergy Metro and Evergy Missouri West driven by higher contractor costs and a $1.0 million increase in vegetation management costs in 2022.
Depreciation and Amortization
Evergy's depreciation and amortization increased $6.9 million for the three months ended June 30, 2022 and $16.6 million year to date June 30, 2022, compared to the same periods in 2021, primarily driven by higher capital additions at Evergy Kansas Central and Evergy Metro in 2022.
Taxes Other Than Income Tax
Evergy's taxes other than income tax increased $2.4 million for the three months ended June 30, 2022 and $9.4 million year to date June 30, 2022, compared to the same periods in 2021, primarily driven by an increase in property taxes in Missouri and Kansas primarily due to higher assessed property tax values.
Other Income (Expense), Net
Evergy's other income, net in the second quarter of 2021 became other expense, net in the second quarter of 2022 as a result of a $22.2 million increase in net other expense items, primarily driven by:
•a $9.3 million increase due to lower investment earnings primarily driven by a $4.1 million decrease in unrealized gains due to the change in fair value related to various equity investments and a $2.1 million loss related to Evergy's equity investment in an early-stage energy solutions company that was sold in March 2022 through a share forward agreement which was completed in June 2022 (see Evergy Equity Investment in Note 1 of the consolidated financial statements for additional information);
•a $6.2 million increase due to recording lower Evergy Kansas Central COLI benefits in the second quarter of 2022; and

•a $4.1 million increase due to higher pension non-service costs at Evergy Kansas Central and Evergy Metro in the second quarter of 2022.
Evergy's other expense, net increased $40.4 million year to date June 30, 2022, compared to the same period in 2021, primarily driven by:
•a $20.5 million increase due to lower investment earnings primarily driven by a $16.3 million loss related to Evergy's equity investment in an early-stage energy solutions company that was sold in March 2022 through a share forward agreement which was completed in June 2022 (see Evergy Equity Investment in Note 1 of the consolidated financial statements for additional information);
•a $7.7 million increase due to higher pension non-service costs at Evergy Kansas Central and Evergy Metro in 2022;
•a $6.1 million increase due to recording lower Evergy Kansas Central COLI benefits in 2022; and
•$3.1 million of other income recorded in 2021 related to contract termination fees.
Interest Expense
Evergy's interest expense increased $5.5 million for the three months ended June 30, 2022, compared to the same period in 2021, primarily driven by:
•a $4.6 million increase in interest expense on short-term borrowings primarily due to higher short-term debt balances and weighted-average interest rates for Evergy, Inc., Evergy Kansas Central and Evergy Missouri West in 2022; partially offset by
•a $1.6 million decrease due to the repayment of Evergy Missouri West's $80.9 million of 8.27% Senior Notes at maturity in November 2021.
Evergy's interest expense increased $3.3 million year to date June 30, 2022, compared to the same period in 2021, primarily driven by:
•a $5.7 million increase in interest expense on short-term borrowings primarily due to higher short-term debt balances and weighted-average interest rates for Evergy, Inc., Evergy Kansas Central and Evergy Missouri West in 2022; partially offset by
•a $3.3 million decrease due to the repayment of Evergy Missouri West's $80.9 million of 8.27% Senior Notes at maturity in November 2021.
Income Tax Expense
Evergy's income tax expense increased $2.5 million for the three months ended June 30, 2022, compared to the same period in 2021, primarily driven by:
•a $2.0 million increase primarily due to higher pre-tax income in the second quarter of 2022; and
•a $1.1 million increase due to lower expected COLI proceeds in the second quarter of 2022.
Evergy's income tax expense decreased $9.0 million year to date June 30, 2022, compared to the same period in 2021, primarily driven by:
•a $15.1 million decrease due to lower pre-tax income in 2022; partially offset by
•a $4.3 million increase due to lower amortization of flow-through items driven by a decrease in pre-tax income in 2022 at Evergy Kansas Central; and
•a $1.3 million increase due to lower wind and other income tax credits driven by a decrease in pre-tax income in 2022.

LIQUIDITY AND CAPITAL RESOURCES
Evergy relies primarily upon cash from operations, short-term borrowings, long-term debt and equity issuances and its existing cash and cash equivalents to fund its capital requirements. Evergy's capital requirements primarily consist of capital expenditures, payment of contractual obligations and other commitments, and the payment of dividends to shareholders. See the Evergy Companies' combined 2021 Form 10-K for more information on Evergy's sources and uses of cash.
Short-Term Borrowings
As of June 30, 2022, Evergy had $1.0 billion of available borrowing capacity under its master credit facility. The available borrowing capacity under the master credit facility consisted of $339.8 million for Evergy, Inc., $271.4 million for Evergy Kansas Central, $350.0 million for Evergy Metro and $9.5 million for Evergy Missouri West. The Evergy Companies' borrowing capacity under the master credit facility also supports their issuance of commercial paper. See Note 7 to the consolidated financial statements for more information regarding the master credit facility. Along with cash flows from operations and receivable sales facilities, Evergy generally uses borrowings under its master credit facility and the issuance of commercial paper to meet its day-to-day cash flow requirements. Evergy believes that its existing cash on hand and available borrowing capacity under its master credit facility provide sufficient liquidity for its existing capital requirements.
In February 2022, Evergy, Inc. entered into a $500.0 million unsecured Term Loan Facility that expires in February 2023. As of June 30, 2022, Evergy had borrowed $500.0 million under the Term Loan Facility. Evergy's borrowings under the Term Loan Facility were used for, among other things, working capital, capital expenditures and general corporate purposes.
Significant Debt Issuances
See Note 8 to the consolidated financial statements for information regarding significant debt issuances.
Pensions
Year to date June 30, 2022, Evergy made pension contributions of $19.9 million. Evergy expects to make additional pension contributions of $78.8 million in 2022 to satisfy ERISA funding requirements and KCC and MPSC rate orders, of which $14.4 million is expected to be paid by Evergy Kansas Central and $64.4 million is expected to be paid by Evergy Metro. Also in 2022, Evergy expects to make post-retirement benefit contributions of $2.0 million.
Debt Covenants
As of June 30, 2022, Evergy was in compliance with all debt covenants under the master credit facility, the Term Loan Facility and certain debt instruments that contain restrictions that require the maintenance of certain capitalization and leverage ratios. See Note 7 to the consolidated financial statements for more information.
Cash Flows
The following table presents Evergy's cash flows from operating, investing and financing activities.

Year to Date June 30	2022	2021
	(millions)
Cash Flows from Operating Activities	$588.9	$224.6
Cash Flows used in Investing Activities	(1,128.9)	(918.2)
Cash Flows from Financing Activities	536.2	607.1
Cash Flows from Operating Activities
Evergy's cash flows from operating activities increased $364.3 million year to date June 30, 2022, compared to the same period in 2021, primarily driven by:
•$371.6 million of cash payments for net fuel and purchased power costs during the February 2021 winter weather event; and

•a $95.8 million increase in cash receipts for retail electric sales in 2022 primarily due to higher weather-normalized demand and favorable weather; partially offset by
•$89.1 million of cash receipts related to non-regulated energy marketing margins earned during the February 2021 winter weather event.
Cash Flows used in Investing Activities
Evergy's cash flows used in investing activities increased $210.7 million year to date June 30, 2022, compared to the same period in 2021, primarily driven by a $225.3 million increase in additions to property, plant and equipment due to increases at Evergy Kansas Central, Evergy Metro and Evergy Missouri West of $61.6 million, $108.3 million and $59.6 million, respectively, primarily due to increased spending for a variety of capital projects including transmission and distribution projects related to grid resiliency and other infrastructure improvements.
Cash Flows from Financing Activities
Evergy's cash flows from financing activities decreased $70.9 million year to date June 30, 2022, compared to the same period in 2021, primarily driven by:
•a $250.8 million decrease in proceeds from long-term debt, net due to Evergy Missouri West's issuance of $500.0 million of Series A, B and C Senior Notes in April 2021, partially offset by Evergy Missouri West's issuance of $250.0 million of 3.75% First Mortgage Bonds in March 2022; and
•$112.5 million of Evergy common stock issued in April 2021 pursuant to a securities purchase agreement with an affiliate of Bluescape Energy Partners, LLC (Bluescape); partially offset by
•a $271.1 million increase in short-term debt borrowings driven by higher borrowings of $112.2 million at Evergy Missouri West, $78.5 million at Evergy Kansas Central and $80.4 million at Evergy, Inc., primarily due to higher capital expenditures in 2022 and for general corporate purposes.
EVERGY KANSAS CENTRAL, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Kansas Central is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Kansas Central's comparative results of operations.

Year to Date June 30	2022	Change	2021
	(millions)
Operating revenues	$1,337.9	$(161.7)	$1,499.6
Fuel and purchased power	287.1	(113.4)	400.5
SPP network transmission costs	160.2	17.0	143.2
Operating and maintenance	267.2	6.2	261.0
Depreciation and amortization	240.3	8.5	231.8
Taxes other than income tax	108.4	6.1	102.3
Income from operations	274.7	(86.1)	360.8
Other income (expense), net	(17.4)	(18.6)	1.2
Interest expense	85.6	5.5	80.1
Income tax expense	8.0	(15.1)	23.1
Equity in earnings of equity method investees, net of income taxes	2.0	0.1	1.9
Net income	165.7	(95.0)	260.7
Less: Net income attributable to noncontrolling interests	6.2	0.2	6.0
Net income attributable to Evergy Kansas Central, Inc.	$159.5	$(95.2)	$254.7

Evergy Kansas Central Utility Gross Margin and MWh Sales
The following table summarizes Evergy Kansas Central's utility gross margin and MWhs sold and provides a reconciliation of utility gross margin to income from operations.

	Revenues and Expenses			MWhs Sold
Year to Date June 30	2022	Change	2021	2022	Change	2021
Retail revenues	(millions)			(thousands)
Residential	$418.9	$43.9	$375.0	3,147	147	3,000
Commercial	358.9	40.1	318.8	3,400	109	3,291
Industrial	212.7	24.7	188.0	2,788	150	2,638
Other retail revenues	8.6	0.2	8.4	20	—	20
Total electric retail	999.1	108.9	890.2	9,355	406	8,949
Wholesale revenues	131.5	(194.4)	325.9	5,064	(273)	5,337
Transmission revenues	178.6	19.0	159.6	N/A	N/A	N/A
Other revenues	28.7	(95.2)	123.9	N/A	N/A	N/A
Operating revenues	1,337.9	(161.7)	1,499.6	14,419	133	14,286
Fuel and purchased power	(287.1)	113.4	(400.5)
SPP network transmission costs	(160.2)	(17.0)	(143.2)
Utility gross margin (a)	890.6	(65.3)	955.9
Operating and maintenance	(267.2)	(6.2)	(261.0)
Depreciation and amortization	(240.3)	(8.5)	(231.8)
Taxes other than income tax	(108.4)	(6.1)	(102.3)
Income from operations	$274.7	$(86.1)	$360.8
(a)Utility gross margin is a non-GAAP financial measure.  See explanation of utility gross margin under Evergy's Results of Operations.
Evergy Kansas Central's utility gross margin decreased $65.3 million year to date June 30, 2022, compared to the same period in 2021, driven by:
•$95.0 million of non-regulated energy marketing margins recognized in 2021 related to the February 2021 winter weather event; and
•a $33.9 million decrease related to other impacts from the February 2021 winter weather event driven by higher utility gross margin at Evergy Kansas Central's non-regulated 8% ownership share of JEC due to higher wholesale prices and MWhs sold in February 2021; partially offset by
•a $37.4 million increase due to higher retail sales driven by higher weather-normalized demand and favorable weather (cooling degree days increased by 32%);
•a $19.0 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2022; and
•a $7.2 million increase related to Evergy Kansas Central's TDC rider in 2022, which included higher revenues driven by updated transmission costs as reflected in Evergy Kansas Central's TFR with the new prices effective in April 2022.
Evergy Kansas Central Operating and Maintenance
Evergy Kansas Central's operating and maintenance expense increased $6.2 million year to date June 30, 2022, compared to the same period in 2021, primarily driven by:
•a $6.7 million increase in costs billed for common use assets in 2022 from Evergy Metro related to facilities and software assets;
•a $4.3 million increase in plant operating and maintenance expense at fossil-fuel generating units driven by a major maintenance outage at JEC in 2022; and
•a $3.3 million increase in various administrative and general operating and maintenance expenses; partially offset by

•$3.6 million of costs recorded in 2021 associated with executive transition, including inducement bonuses, severance agreements and other transition expenses;
•a $3.5 million decrease in advisor expenses incurred in 2022 associated with strategic planning; and
•a $3.4 million decrease in costs related to non-regulated energy marketing margins recognized during the February 2021 winter weather event.
Evergy Kansas Central Depreciation and Amortization
Evergy Kansas Central's depreciation and amortization expense increased $8.5 million year to date June 30, 2022, compared to the same period in 2021, primarily driven by higher capital additions in 2022.
Evergy Kansas Central Taxes Other Than Income Tax
Evergy Kansas Central's taxes other than income tax increased $6.1 million year to date June 30, 2022, compared to the same period in 2021, driven by an increase in property taxes in Kansas primarily due to higher assessed property tax values.
Evergy Kansas Central Other Income (Expense), Net
Evergy Kansas Central's other income, net year to date June 30, 2021 became other expense, net year to date June 30, 2022 as a result of an $18.6 million increase in net other expense items, primarily driven by:
•a $6.1 million increase due to recording lower COLI benefits in 2022;
•a $4.4 million decrease in investment earnings primarily due to $4.2 million of net unrealized losses in Evergy Kansas Central's rabbi trust in 2022;
•a $3.7 million increase due to lower equity AFUDC primarily driven by higher short-term debt balances in 2022; and
•$1.4 million of other income recorded in 2021 related to contract termination fees.
Evergy Kansas Central Interest Expense
Evergy Kansas Central's interest expense increased $5.5 million year to date June 30, 2022, compared to the same period in 2021, primarily driven by:
•a $1.9 million increase in interest expense on short-term borrowings primarily due to higher short-term debt balances and weighted-average interest rates in 2022; and
•a $1.2 million increase due to lower debt AFUDC primarily driven by higher short-term debt balances in 2022.
Evergy Kansas Central Income Tax Expense
Evergy Kansas Central's income tax expense decreased $15.1 million year to date June 30, 2022, compared to the same period in 2021, primarily driven by:
•a $24.2 million decrease due to lower pre-tax income in 2022; partially offset by
•a $3.7 million increase due to lower amortization of flow-through items primarily driven by a decrease in pre-tax income in 2022;
•a $3.0 million increase due to lower wind and other income tax credits in 2022; and
•a $3.3 million increase due to lower expected COLI proceeds in 2022.

EVERGY METRO, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Metro is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Metro's comparative results of operations.

Year to Date June 30	2022	Change	2021
	(millions)
Operating revenues	$922.6	$(32.3)	$954.9
Fuel and purchased power	291.4	(64.7)	356.1
Operating and maintenance	164.8	(10.3)	175.1
Depreciation and amortization	167.4	10.6	156.8
Taxes other than income tax	67.1	2.5	64.6
Income from operations	231.9	29.6	202.3
Other expense, net	(13.1)	(5.0)	(8.1)
Interest expense	53.8	(1.6)	55.4
Income tax expense	22.0	4.8	17.2
Net income	$143.0	$21.4	$121.6
Evergy Metro Utility Gross Margin and MWh Sales
The following table summarizes Evergy Metro's utility gross margin and MWhs sold and provides a reconciliation of utility gross margin to income from operations.

	Revenues and Expenses			MWhs Sold
Year to Date June 30	2022	Change	2021	2022	Change	2021
Retail revenues	(millions)			(thousands)
Residential	$344.8	48.7	$296.1	2,704	66	2,638
Commercial	367.7	47.1	320.6	3,609	86	3,523
Industrial	62.2	6.2	56.0	824	15	809
Other retail revenues	5.6	0.7	4.9	35	(1)	36
Total electric retail	780.3	102.7	677.6	7,172	166	7,006
Wholesale revenues	5.2	(208.1)	213.3	3,046	1,303	1,743
Transmission revenues	9.8	1.3	8.5	N/A	N/A	N/A
Other revenues	127.3	71.8	55.5	N/A	N/A	N/A
Operating revenues	922.6	(32.3)	954.9	10,218	1,469	8,749
Fuel and purchased power	(291.4)	64.7	(356.1)
Utility gross margin (a)	631.2	32.4	598.8
Operating and maintenance	(164.8)	10.3	(175.1)
Depreciation and amortization	(167.4)	(10.6)	(156.8)
Taxes other than income tax	(67.1)	(2.5)	(64.6)
Income from operations	$231.9	$29.6	$202.3
(a) Utility gross margin is a non-GAAP financial measure.  See explanation of utility gross margin under Evergy's Results of Operations.

Evergy Metro's utility gross margin increased $32.4 million year to date June 30, 2022, compared to the same period in 2021, primarily driven by:
•a $17.0 million increase due to higher retail sales driven by higher weather-normalized demand and favorable weather (cooling degree days increased by 5% and heating degree days increased by 3%);
•an $11.4 million increase due to impacts from the February 2021 winter weather event driven by jurisdictional allocation differences currently present between Evergy Metro's fuel recovery mechanisms in Missouri and Kansas regarding its refund to customers for the net increase in wholesale revenues in February 2021; and
•a $4.0 million increase related to Evergy Metro's TDC rider in 2022, which included higher revenues driven by updated transmission costs as reflected in Evergy Metro's TFR with the new prices effective in May 2022.
Evergy Metro Operating and Maintenance
Evergy Metro's operating and maintenance expense decreased $10.3 million year to date June 30, 2022, compared to the same period in 2021, primarily driven by:
•a $6.5 million decrease due to higher costs billed for common use assets in 2022, primarily to Evergy Kansas Central related to facilities and software assets;
•a $6.5 million decrease in certain labor and employee benefits expenses;
•$2.4 million of costs recorded in 2021 associated with executive transition, including inducement bonuses, severance agreements and other transition expenses; and
•a $2.4 million decrease in various administrative and general operating and maintenance expenses, including outside services expense and injuries and damages; partially offset by
•a $5.4 million increase in plant operating and maintenance expense at fossil-fuel generating units driven by major maintenance outages at Iatan Station Unit 1 and LaCygne Unit 2 in 2022; and
•a $4.1 million increase in various transmission and distribution operating and maintenance expenses primarily due to higher contractor costs and a $1.6 million increase in vegetation management costs in 2022.
Evergy Metro Depreciation Expense
Evergy Metro's depreciation and amortization expense increased $10.6 million year to date June 30, 2022, compared to the same period in 2021, primarily driven by higher capital additions in 2022.
Evergy Metro Taxes Other Than Income Tax
Evergy Metro's taxes other than income tax increased $2.5 million year to date June 30, 2022, compared to the same period in 2021, driven by an increase in property taxes in Missouri and Kansas primarily due to higher assessed property tax values.
Evergy Metro Other Expense, Net
Evergy Metro's other expense, net increased $5.0 million year to date June 30, 2022, compared to the same period in 2021, primarily driven by:
•a $5.6 million increase due to higher pension non-service costs; and
•$1.2 million of other income recorded in 2021 related to contract termination fees; partially offset by
•a $1.5 million decrease due to higher equity AFUDC primarily driven by lower short-term debt and higher construction work in progress balances in 2022.
Evergy Metro Income Tax Expense
Evergy Metro's income tax expense increased $4.8 million year to date June 30, 2022, compared to the same period in 2021, primarily driven by higher pre-tax income in 2022.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of business, Evergy faces risks that are either non-financial or non-quantifiable. Such risks principally include business, legal, operational and credit risks and are discussed elsewhere in this report as well as in the Evergy Companies' combined 2021 Form 10-K and therefore are not represented here.
Evergy's interim period disclosures about market risk included in quarterly reports on Form 10-Q address material changes, if any, from the most recently filed annual report on Form 10-K. Therefore, these interim period disclosures should be read in conjunction with Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk included in the Evergy Companies' combined 2021 Form 10-K. Evergy's exposure to market risk has not changed materially since December 31, 2021.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Kansas Central’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Metro’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Other Proceedings
The Evergy Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 4 and 10 to the consolidated financial statements.  Such information is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Actual results in future periods for the Evergy Companies could differ materially from historical results and the forward-looking statements contained in this report. The business of the Evergy Companies is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond their control. Additional risks and uncertainties not presently known or that management currently believes to be immaterial may also adversely affect the Evergy Companies. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors included in the 2021 Form 10-K for each of Evergy, Evergy Kansas Central and Evergy Metro, as well as Quarterly Reports on Form 10-Q and from time to time in Current Reports on Form 8-K filed by Evergy, Evergy Kansas Central and Evergy Metro. There have been no material changes with regards to those risk factors since the filing of the 2021 Form 10-K for each of Evergy, Evergy Kansas Central and Evergy Metro. This information, as well as the other information included in this report and in the other documents filed with the SEC, should be carefully considered before making an investment in the securities of the Evergy Companies. Risk factors of Evergy Kansas Central and Evergy Metro are also risk factors of Evergy.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities
The following table provides information regarding purchases by Evergy of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2022.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased(a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - 30	51	$69.06	—	—
May 1 - 31	135	68.10	—	—
June 1 - 30	1,149	70.01	—	—
Total	1,335	$69.78	—	—
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

EVERGY, INC.

Dated:	August 3, 2022	By: /s/ Kirkland B. Andrews
(Kirkland B. Andrews)
(Executive Vice President and Chief Financial Officer)

EVERGY KANSAS CENTRAL, INC.

Dated:	August 3, 2022	By: /s/ Kirkland B. Andrews
(Kirkland B. Andrews)
(Executive Vice President and Chief Financial Officer)

EVERGY METRO, INC.

Dated:	August 3, 2022	By: /s/ Kirkland B. Andrews
(Kirkland B. Andrews)
(Executive Vice President and Chief Financial Officer)