Form 10-Q
period 2022-09-30
Evergy, Inc.; EVERGY METRO, INC.; EVERGY KANSAS CENTRAL, INC.
filed 2022-11-04
CIK 1711269, 54476, 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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

On October 31, 2022, Evergy, Inc. had 229,536,385 shares of common stock outstanding.  On October 31, 2022, Evergy Metro, Inc. and Evergy Kansas Central, Inc. each had one share of common stock outstanding and held by Evergy, Inc.

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
In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Evergy Companies are providing a number of risks, uncertainties and other factors that could cause actual results to differ from the forward-looking information. These risks, uncertainties and other factors include, but are not limited to: economic and weather conditions and any impact on sales, prices and costs; changes in business strategy or operations; the impact of federal, state and local political, legislative, judicial and regulatory actions or developments, including deregulation, re-regulation, securitization and restructuring of the electric utility industry; decisions of regulators regarding, among other things, customer rates and the prudency of operational decisions such as capital expenditures and asset retirements; changes in applicable laws, regulations, rules, principles or practices, or the interpretations thereof, governing tax, accounting and environmental matters, including air and water quality and waste management and disposal; the impact of climate change, including increased frequency and severity of significant weather events and the extent to which counterparties are willing to do business with, finance the operations of or purchase energy from the Evergy Companies due to the fact that the Evergy Companies operate coal-fired generation; prices and availability of electricity and natural gas in wholesale markets; market perception of the energy industry and the Evergy Companies; the impact of the Coronavirus (COVID-19) pandemic on, among other things, sales, results of operations, financial condition, liquidity and cash flows, and also on operational issues, such as supply chain issues and the availability and ability of the Evergy Companies' employees and suppliers to perform the functions that are necessary to operate the Evergy Companies; changes in the energy trading markets in which the Evergy Companies participate, including retroactive repricing of transactions by regional transmission organizations (RTO) and independent system operators; financial market conditions and performance, including changes in interest rates and credit spreads and in availability and cost of capital and the effects on derivatives and hedges, nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; the transition to a replacement for the London Interbank Offered Rate (LIBOR) benchmark interest rate; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of physical and cybersecurity breaches, criminal activity, terrorist attacks, acts of war and other disruptions to the Evergy Companies' facilities or information technology infrastructure or the facilities and infrastructure of third-party service providers on which the Evergy Companies rely; impact of the Russian, Ukrainian conflict on the global energy market, ability to carry out marketing and sales plans; cost, availability, quality and timely provision of equipment, supplies, labor and fuel; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; delays and cost increases of generation, transmission, distribution or other projects; the Evergy Companies' ability to manage their transmission and distribution development plans and transmission joint ventures; the inherent risks associated with the ownership and operation of a nuclear facility, including environmental, health, safety, regulatory and financial risks; workforce risks, including those related to the Evergy Companies' ability to attract and retain qualified personnel, maintain satisfactory relationships with their labor unions and manage costs of, or changes in, wages, retirement, health care and other benefits; disruption, costs and uncertainties caused by or related to the actions of individuals or entities, such as activist shareholders or special interest groups, that seek to influence Evergy's strategic plan, financial results or operations; the possibility that strategic initiatives, including mergers, acquisitions and divestitures, and long-term financial plans, may not create the value that they are expected to achieve in a timely manner or at all; difficulties in maintaining relationships with customers, employees, regulators or suppliers; and other risks and uncertainties.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30 2022	December 31 2021
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$24.7	$26.2
Receivables, net of allowance for credit losses of $24.7 and $32.9, respectively	383.7	221.6
Accounts receivable pledged as collateral	395.0	319.0
Fuel inventory and supplies	615.2	566.7
Income taxes receivable	7.5	28.0
Regulatory assets	365.9	424.1
Prepaid expenses	47.5	49.3
Other assets	66.2	75.4
Total Current Assets	1,905.7	1,710.3
PROPERTY, PLANT AND EQUIPMENT, NET	21,686.9	21,002.6
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	142.5	147.8
OTHER ASSETS:
Regulatory assets	1,992.1	1,991.1
Nuclear decommissioning trust fund	613.5	768.7
Goodwill	2,336.6	2,336.6
Other	570.3	563.4
Total Other Assets	5,512.5	5,659.8
TOTAL ASSETS	$29,247.6	$28,520.5
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30 2022	December 31 2021
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$349.5	$389.3
Notes payable and commercial paper	1,722.3	1,159.3
Collateralized note payable	395.0	319.0
Accounts payable	398.2	639.7
Accrued taxes	334.7	150.4
Accrued interest	88.6	118.8
Regulatory liabilities	74.6	70.7
Asset retirement obligations	18.0	19.5
Accrued compensation and benefits	72.2	51.6
Other	218.6	184.6
Total Current Liabilities	3,671.7	3,102.9
LONG-TERM LIABILITIES:
Long-term debt, net	9,197.2	9,297.9
Deferred income taxes	1,982.1	1,861.9
Unamortized investment tax credits	178.9	181.4
Regulatory liabilities	2,442.5	2,705.0
Pension and post-retirement liability	889.3	879.1
Asset retirement obligations	966.0	940.6
Other	304.4	310.0
Total Long-Term Liabilities	15,960.4	16,175.9
Commitments and Contingencies (Note 10)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value 229,532,136 and 229,299,900 shares issued, stated value	7,216.6	7,205.5
Retained earnings	2,432.2	2,082.9
Accumulated other comprehensive loss	(39.8)	(44.0)
Total Evergy, Inc. Shareholders' Equity	9,609.0	9,244.4
Noncontrolling Interests	6.5	(2.7)
Total Equity	9,615.5	9,241.7
TOTAL LIABILITIES AND EQUITY	$29,247.6	$28,520.5
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended September 30		Year to Date September 30
	2022	2021	2022	2021
	(millions, except per share amounts)
OPERATING REVENUES	$1,909.1	$1,616.5	$4,579.5	$4,464.6
OPERATING EXPENSES:
Fuel and purchased power	643.0	355.8	1,366.3	1,275.0
SPP network transmission costs	81.6	73.6	241.8	216.8
Operating and maintenance	266.2	265.2	801.2	800.6
Depreciation and amortization	233.2	225.0	694.3	669.5
Taxes other than income tax	100.7	96.2	302.9	289.0
Estimated impairment loss on Sibley Unit 3	6.0	—	6.0	—
Total Operating Expenses	1,330.7	1,015.8	3,412.5	3,250.9
INCOME FROM OPERATIONS	578.4	600.7	1,167.0	1,213.7
OTHER INCOME (EXPENSE):
Investment earnings	13.1	8.8	2.6	18.8
Other income	6.2	11.0	20.3	36.9
Other expense	(16.7)	(19.2)	(64.5)	(58.9)
Total Other Income (Expense), Net	2.6	0.6	(41.6)	(3.2)
Interest expense	102.3	93.6	293.4	281.4
INCOME BEFORE INCOME TAXES	478.7	507.7	832.0	929.1
Income tax expense	49.5	57.2	83.1	99.8
Equity in earnings of equity method investees, net of income taxes	2.0	2.0	5.5	6.1
NET INCOME	431.2	452.5	754.4	835.4
Less: Net income attributable to noncontrolling interests	3.0	3.1	9.2	9.1
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$428.2	$449.4	$745.2	$826.3
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO EVERGY, INC. (see Note 1)
Basic earnings per common share	$1.86	$1.96	$3.24	$3.61
Diluted earnings per common share	$1.86	$1.95	$3.23	$3.60
AVERAGE COMMON SHARES OUTSTANDING
Basic	229.9	229.7	229.9	228.8
Diluted	230.6	230.2	230.5	229.3
COMPREHENSIVE INCOME
NET INCOME	$431.2	$452.5	$754.4	$835.4
Derivative hedging activity
Reclassification to expenses, net of tax	1.4	1.3	4.1	4.1
Derivative hedging activity, net of tax	1.4	1.3	4.1	4.1
Defined benefit pension plans
Amortization of net losses included in net periodic benefit costs, net of tax	—	—	0.1	—
Change in unrecognized pension expense, net of tax	—	—	0.1	—
Total other comprehensive income	1.4	1.3	4.2	4.1
COMPREHENSIVE INCOME	432.6	453.8	758.6	839.5
Less: Comprehensive income attributable to noncontrolling interest	3.0	3.1	9.2	9.1
COMPREHENSIVE INCOME ATTRIBUTABLE TO EVERGY, INC.	$429.6	$450.7	$749.4	$830.4
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2022	2021
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$754.4	$835.4
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	694.3	669.5
Amortization of nuclear fuel	47.7	35.7
Amortization of deferred refueling outage	18.8	18.8
Amortization of corporate-owned life insurance	18.3	18.5
Non-cash compensation	15.2	11.4
Net deferred income taxes and credits	54.6	98.6
Allowance for equity funds used during construction	(18.3)	(20.8)
Payments for asset retirement obligations	(9.4)	(10.0)
Equity in earnings of equity method investees, net of income taxes	(5.5)	(6.1)
Income from corporate-owned life insurance	(1.2)	(13.7)
Other	0.9	(4.5)
Changes in working capital items:
Accounts receivable	(127.8)	(39.6)
Accounts receivable pledged as collateral	(76.0)	(35.0)
Fuel inventory and supplies	(48.0)	(40.0)
Prepaid expenses and other current assets	16.1	(167.9)
Accounts payable	(142.6)	(206.8)
Accrued taxes	204.8	169.5
Other current liabilities	(43.2)	(14.1)
Changes in other assets	92.8	(308.7)
Changes in other liabilities	31.8	45.8
Cash Flows from Operating Activities	1,477.7	1,036.0
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,614.6)	(1,394.7)
Purchase of securities - trusts	(28.5)	(108.4)
Sale of securities - trusts	22.3	95.3
Investment in corporate-owned life insurance	(15.5)	(13.5)
Proceeds from investment in corporate-owned life insurance	3.4	76.3
Other investing activities	7.8	(4.1)
Cash Flows used in Investing Activities	(1,625.1)	(1,349.1)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	62.9	301.6
Proceeds from term loan facility	500.0	—
Collateralized short-term borrowings, net	76.0	35.0
Issuance of common stock	—	112.5
Proceeds from long-term debt	246.9	497.3
Retirements of long-term debt	(387.5)	(351.1)
Retirements of long-term debt of variable interest entities	—	(18.8)
Borrowings against cash surrender value of corporate-owned life insurance	52.4	53.1
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(1.2)	(62.1)
Cash dividends paid	(394.1)	(366.7)
Other financing activities	(9.5)	(7.3)
Cash Flows from Financing Activities	145.9	193.5
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1.5)	(119.6)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	26.2	144.9
End of period	$24.7	$25.3
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	AOCI	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2020	226,836,670	$7,080.0	$1,702.8	$(49.4)	$(14.9)	$8,718.5
Net income	—	—	191.6	—	3.0	194.6
Issuance of stock compensation and reinvested dividends, net of tax withholding	104,896	(1.1)	—	—	—	(1.1)
Issuance of restricted common stock	54,054	2.9	—	—	—	2.9
Dividends declared on common stock ($0.535 per share)	—	—	(121.4)	—	—	(121.4)
Dividend equivalents declared	—	—	(0.2)	—	—	(0.2)
Stock compensation expense	—	2.6	—	—	—	2.6
Unearned compensation
Issuance of restricted common stock	—	(2.9)	—	—	—	(2.9)
Compensation expense recognized	—	0.4	—	—	—	0.4
Derivative hedging activity, net of tax	—	—	—	1.4	—	1.4
Other	—	(0.4)	—	—	—	(0.4)
Balance as of March 31, 2021	226,995,620	7,081.5	1,772.8	(48.0)	(11.9)	8,794.4
Net income	—	—	185.3	—	3.0	188.3
Issuance of stock, net of issuance costs	2,269,447	112.5	—	—	—	112.5
Issuance of stock compensation and reinvested dividends, net of tax withholding	31,147	(0.6)	—	—	—	(0.6)
Dividends declared on common stock ($0.535 per share)	—	—	(122.6)	—	—	(122.6)
Dividend equivalents declared	—	—	(0.5)	—	—	(0.5)
Stock compensation expense	—	3.8	—	—	—	3.8
Unearned compensation
Compensation expense recognized	—	0.5	—	—	—	0.5
Derivative hedging activity, net of tax	—	—	—	1.4	—	1.4
Other	—	(0.1)	—	—	—	(0.1)
Balance as of June 30, 2021	229,296,214	7,197.6	1,835.0	(46.6)	(8.9)	8,977.1
Net income	—	—	449.4	—	3.1	452.5
Issuance of stock compensation and reinvested dividends, net of tax withholding	4,865	—	—	—	—	—
Dividends declared on common stock ($0.535 per share)	—	—	(122.7)	—	—	(122.7)
Dividend equivalents declared		—	(0.4)	—	—	(0.4)
Stock compensation expense	—	3.6	—	—	—	3.6
Unearned compensation
Compensation expense recognized	—	0.4	—	—	—	0.4
Derivative hedging activity, net of tax	—	—	—	1.3	—	1.3
Other	—	0.2	—	—	—	0.2
Balance as of September 30, 2021	229,301,079	$7,201.8	$2,161.3	$(45.3)	$(5.8)	$9,312.0

EVERGY, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	AOCI	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2021	229,299,900	$7,205.5	$2,082.9	$(44.0)	$(2.7)	$9,241.7
Net income	—	—	122.5	—	3.1	125.6
Issuance of stock compensation and reinvested dividends, net of tax withholding	176,658	(4.0)	—	—	—	(4.0)
Dividends declared on common stock ($0.5725 per share)	—	—	(131.3)	—	—	(131.3)
Dividend equivalents declared	—	—	(0.8)	—	—	(0.8)
Stock compensation expense	—	4.3	—	—	—	4.3
Unearned compensation
Compensation expense recognized	—	0.2	—	—	—	0.2
Derivative hedging activity, net of tax	—	—	—	1.4	—	1.4
Other	—	0.4	—	—	—	0.4
Balance as of March 31, 2022	229,476,558	7,206.4	2,073.3	(42.6)	0.4	9,237.5
Net income	—	—	194.5	—	3.1	197.6
Issuance of stock compensation and reinvested dividends, net of tax withholding	38,743	(0.3)	—	—	—	(0.3)
Dividends declared on common stock ($0.5725 per share)	—	—	(131.4)	—	—	(131.4)
Dividend equivalents declared	—	—	(0.4)	—	—	(0.4)
Stock compensation expense	—	6.3	—	—	—	6.3
Unearned compensation
Compensation expense recognized	—	0.2	—	—	—	0.2
Derivative hedging activity, net of tax	—	—	—	1.3	—	1.3
Change in unrecognized pension expense, net of tax	—	—	—	0.1	—	0.1
Other	—	(0.1)	—	—	—	(0.1)
Balance as of June 30, 2022	229,515,301	7,212.5	2,136.0	(41.2)	3.5	9,310.8
Net income	—	—	428.2	—	3.0	431.2
Issuance of stock compensation and reinvested dividends, net of tax withholding	16,835	(0.2)	—	—	—	(0.2)
Dividends declared on common stock ($0.5725 per share)	—	—	(131.4)	—	—	(131.4)
Dividend equivalents declared	—	—	(0.6)	—	—	(0.6)
Stock compensation expense	—	4.0	—	—	—	4.0
Unearned compensation
Compensation expense recognized	—	0.2	—	—	—	0.2
Derivative hedging activity, net of tax	—	—	—	1.4	—	1.4
Other	—	0.1	—	—	—	0.1
Balance as of September 30, 2022	229,532,136	$7,216.6	$2,432.2	$(39.8)	$6.5	$9,615.5
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30 2022	December 31 2021
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$10.3	$3.1
Receivables, net of allowance for credit losses of $11.7 and $13.0, respectively	298.4	201.6
Related party receivables	10.1	21.2
Accounts receivable pledged as collateral	200.0	153.0
Fuel inventory and supplies	318.4	283.2
Income taxes receivable	—	9.6
Regulatory assets	136.3	257.3
Prepaid expenses	19.8	19.4
Other assets	44.4	21.6
Total Current Assets	1,037.7	970.0
PROPERTY, PLANT AND EQUIPMENT, NET	10,823.6	10,548.9
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	142.5	147.8
OTHER ASSETS:
Regulatory assets	749.1	753.6
Nuclear decommissioning trust fund	300.5	368.4
Other	291.7	286.9
Total Other Assets	1,341.3	1,408.9
TOTAL ASSETS	$13,345.1	$13,075.6
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30 2022	December 31 2021
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$50.0	$—
Notes payable and commercial paper	638.2	406.0
Collateralized note payable	200.0	153.0
Accounts payable	199.3	232.2
Related party payables	30.2	27.5
Accrued taxes	182.6	106.1
Accrued interest	51.5	71.5
Regulatory liabilities	12.9	12.8
Asset retirement obligations	7.3	7.3
Accrued compensation and benefits	38.6	13.8
Other	157.0	126.3
Total Current Liabilities	1,567.6	1,156.5
LONG-TERM LIABILITIES:
Long-term debt, net	3,886.3	3,934.2
Deferred income taxes	851.3	867.9
Unamortized investment tax credits	61.0	61.7
Regulatory liabilities	1,377.0	1,469.4
Pension and post-retirement liability	428.8	435.6
Asset retirement obligations	450.5	436.6
Other	184.3	172.2
Total Long-Term Liabilities	7,239.2	7,377.6
Commitments and Contingencies (Note 10)
EQUITY:
Evergy Kansas Central, Inc. Shareholder's Equity:
Common stock - 1,000 shares authorized, $0.01 par value, 1 share issued	2,737.6	2,737.6
Retained earnings	1,794.2	1,806.6
Total Evergy Kansas Central, Inc. Shareholder's Equity	4,531.8	4,544.2
Noncontrolling Interests	6.5	(2.7)
Total Equity	4,538.3	4,541.5
TOTAL LIABILITIES AND EQUITY	$13,345.1	$13,075.6
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Income
(Unaudited)
	Three Months Ended September 30		Year to Date September 30
	2022	2021	2022	2021
	(millions)
OPERATING REVENUES	$1,021.4	$777.8	$2,359.3	$2,277.4
OPERATING EXPENSES:
Fuel and purchased power	342.1	143.2	629.2	543.7
SPP network transmission costs	81.6	73.6	241.8	216.8
Operating and maintenance	135.1	126.9	402.3	387.9
Depreciation and amortization	121.6	117.3	361.9	349.1
Taxes other than income tax	54.9	50.9	163.3	153.2
Total Operating Expenses	735.3	511.9	1,798.5	1,650.7
INCOME FROM OPERATIONS	286.1	265.9	560.8	626.7
OTHER INCOME (EXPENSE):
Investment earnings (loss)	(1.2)	0.1	(5.1)	0.6
Other income	2.2	5.6	8.0	23.2
Other expense	(10.5)	(9.3)	(29.8)	(26.2)
Total Other Expense, Net	(9.5)	(3.6)	(26.9)	(2.4)
Interest expense	46.1	40.1	131.7	120.2
INCOME BEFORE INCOME TAXES	230.5	222.2	402.2	504.1
Income tax expense	15.5	22.6	23.5	45.7
Equity in earnings of equity method investees, net of income taxes	1.1	1.1	3.1	3.0
NET INCOME	216.1	200.7	381.8	461.4
Less: Net income attributable to noncontrolling interests	3.0	3.1	9.2	9.1
NET INCOME ATTRIBUTABLE TO EVERGY KANSAS CENTRAL, INC.	$213.1	$197.6	$372.6	$452.3
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2022	2021
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$381.8	$461.4
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	361.9	349.1
Amortization of nuclear fuel	23.7	17.8
Amortization of deferred refueling outage	9.4	9.4
Amortization of corporate-owned life insurance	18.3	18.5
Net deferred income taxes and credits	(37.9)	(2.0)
Allowance for equity funds used during construction	(6.9)	(11.6)
Payments for asset retirement obligations	(4.9)	(2.3)
Equity in earnings of equity method investees, net of income taxes	(3.1)	(3.0)
Income from corporate-owned life insurance	(1.2)	(13.7)
Other	(4.1)	(4.1)
Changes in working capital items:
Accounts receivable	(61.8)	(6.3)
Accounts receivable pledged as collateral	(47.0)	(20.0)
Fuel inventory and supplies	(34.7)	(2.9)
Prepaid expenses and other current assets	75.5	(116.2)
Accounts payable	0.9	(74.9)
Accrued taxes	86.1	71.1
Other current liabilities	(27.3)	(55.7)
Changes in other assets	15.1	(81.9)
Changes in other liabilities	14.8	(4.4)
Cash Flows from Operating Activities	758.6	528.3
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(682.3)	(605.4)
Purchase of securities - trusts	(9.2)	(88.0)
Sale of securities - trusts	10.1	82.9
Investment in corporate-owned life insurance	(15.5)	(13.5)
Proceeds from investment in corporate-owned life insurance	3.4	76.3
Other investing activities	2.0	2.0
Cash Flows used in Investing Activities	(691.5)	(545.7)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	232.2	184.0
Collateralized short-term debt, net	47.0	20.0
Retirements of long-term debt of variable interest entities	—	(18.8)
Borrowings against cash surrender value of corporate-owned life insurance	50.5	50.1
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(1.2)	(62.1)
Cash dividends paid	(385.0)	(170.0)
Other financing activities	(3.4)	(3.1)
Cash Flows from (used in) Financing Activities	(59.9)	0.1
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	7.2	(17.3)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	3.1	28.7
End of period	$10.3	$11.4
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy Kansas Central, Inc. Shareholder
	Common stock shares	Common stock	Retained earnings	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2020	1	$2,737.6	$1,558.1	$(14.9)	$4,280.8
Net income	—	—	178.1	3.0	181.1
Balance as of March 31, 2021	1	2,737.6	1,736.2	(11.9)	4,461.9
Net income	—	—	76.6	3.0	79.6
Balance as of June 30, 2021	1	2,737.6	1,812.8	(8.9)	4,541.5
Net income	—	—	197.6	3.1	200.7
Dividends declared on common stock	—	—	(170.0)	—	(170.0)
Balance as of September 30, 2021	1	$2,737.6	$1,840.4	$(5.8)	$4,572.2

Balance as of December 31, 2021	1	$2,737.6	$1,806.6	$(2.7)	$4,541.5
Net income	—	—	72.0	3.1	75.1
Dividends declared on common stock	—	—	(25.0)	—	(25.0)
Balance as of March 31, 2022	1	2,737.6	1,853.6	0.4	4,591.6
Net income	—	—	87.5	3.1	90.6
Dividends declared on common stock	—	—	(200.0)	—	(200.0)
Balance as of June 30, 2022	1	2,737.6	1,741.1	3.5	4,482.2
Net income	—	—	213.1	3.0	216.1
Dividends declared on common stock	—	—	(160.0)	—	(160.0)
Balance as of September 30, 2022	1	$2,737.6	$1,794.2	$6.5	$4,538.3
The disclosures regarding Evergy Kansas Central included in the accompanying Unaudited Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30 2022	December 31 2021
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$3.4	$2.1
Receivables, net of allowance for credit losses of $8.6 and $13.3, respectively	79.0	31.0
Related party receivables	222.8	277.8
Accounts receivable pledged as collateral	130.0	116.0
Fuel inventory and supplies	219.2	211.0
Income taxes receivable	14.1	—
Regulatory assets	59.7	86.3
Prepaid expenses	20.8	22.6
Other assets	16.9	19.7
Total Current Assets	765.9	766.5
PROPERTY, PLANT AND EQUIPMENT, NET	7,675.9	7,474.9
OTHER ASSETS:
Regulatory assets	445.8	410.7
Nuclear decommissioning trust fund	313.0	400.3
Other	95.4	104.4
Total Other Assets	854.2	915.4
TOTAL ASSETS	$9,296.0	$9,156.8
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30 2022	December 31 2021
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$300.0	$—
Collateralized note payable	130.0	116.0
Accounts payable	183.6	305.2
Related party payables	0.4	0.1
Accrued taxes	113.1	38.6
Accrued interest	26.4	26.4
Regulatory liabilities	58.1	54.6
Asset retirement obligations	9.9	11.0
Accrued compensation and benefits	33.6	37.8
Other	48.1	48.8
Total Current Liabilities	903.2	638.5
LONG-TERM LIABILITIES:
Long-term debt, net	2,626.1	2,925.0
Deferred income taxes	711.5	606.1
Unamortized investment tax credits	115.3	117.2
Regulatory liabilities	818.8	954.2
Pension and post-retirement liability	434.6	420.9
Asset retirement obligations	380.3	370.0
Other	89.0	103.7
Total Long-Term Liabilities	5,175.6	5,497.1
Commitments and Contingencies (Note 10)
EQUITY:
Common stock - 1,000 shares authorized, without par value, 1 share issued, stated value	1,563.1	1,563.1
Retained earnings	1,650.0	1,453.8
Accumulated other comprehensive income	4.1	4.3
Total Equity	3,217.2	3,021.2
TOTAL LIABILITIES AND EQUITY	$9,296.0	$9,156.8
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended September 30		Year to Date September 30
	2022	2021	2022	2021
	(millions)
OPERATING REVENUES	$641.8	$571.8	$1,564.4	$1,526.7
OPERATING EXPENSES:
Fuel and purchased power	195.8	133.2	487.2	489.3
Operating and maintenance	76.0	87.0	240.8	262.1
Depreciation and amortization	84.8	81.5	252.2	238.3
Taxes other than income tax	32.9	32.6	100.0	97.2
Total Operating Expenses	389.5	334.3	1,080.2	1,086.9
INCOME FROM OPERATIONS	252.3	237.5	484.2	439.8
OTHER INCOME (EXPENSE):
Investment earnings	0.4	—	0.6	0.1
Other income	3.9	4.8	11.2	12.1
Other expense	(2.5)	(6.3)	(23.1)	(21.8)
Total Other Income (Expense), Net	1.8	(1.5)	(11.3)	(9.6)
Interest expense	27.7	27.8	81.5	83.2
INCOME BEFORE INCOME TAXES	226.4	208.2	391.4	347.0
Income tax expense	33.2	26.5	55.2	43.7
NET INCOME	$193.2	$181.7	$336.2	$303.3
COMPREHENSIVE INCOME
NET INCOME	$193.2	$181.7	$336.2	$303.3
OTHER COMPREHENSIVE INCOME:
Derivative hedging activity
Reclassification to expenses, net of tax	(0.1)	(0.2)	(0.2)	(0.2)
Derivative hedging activity, net of tax	(0.1)	(0.2)	(0.2)	(0.2)
Total other comprehensive loss	(0.1)	(0.2)	(0.2)	(0.2)
COMPREHENSIVE INCOME	$193.1	$181.5	$336.0	$303.1
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2022	2021
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$336.2	$303.3
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	252.2	238.3
Amortization of nuclear fuel	23.9	17.9
Amortization of deferred refueling outage	9.4	9.4
Net deferred income taxes and credits	72.0	16.6
Allowance for equity funds used during construction	(10.6)	(8.7)
Payments for asset retirement obligations	(3.6)	(4.7)
Other	(0.3)	(0.3)
Changes in working capital items:
Accounts receivable	(41.9)	(25.2)
Accounts receivable pledged as collateral	(14.0)	—
Fuel inventory and supplies	(8.2)	(25.1)
Prepaid expenses and other current assets	17.0	(14.2)
Accounts payable	(93.3)	(83.9)
Accrued taxes	60.4	30.2
Other current liabilities	(11.7)	51.9
Changes in other assets	41.0	45.2
Changes in other liabilities	11.1	44.6
Cash Flows from Operating Activities	639.6	595.3
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(574.5)	(474.4)
Purchase of securities - trusts	(19.4)	(20.4)
Sale of securities - trusts	12.2	12.4
Net money pool lending	63.5	(138.0)
Other investing activities	4.7	5.5
Cash Flows used in Investing Activities	(513.5)	(614.9)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Collateralized short-term debt, net	14.0	—
Cash dividends paid	(140.0)	(50.0)
Other financing activities	1.2	1.6
Cash Flows used in Financing Activities	(124.8)	(48.4)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1.3	(68.0)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	2.1	71.6
End of period	$3.4	$3.6
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC
Consolidated Statements of Changes in Equity
(Unaudited)

	Common stock shares	Common Stock	Retained earnings	AOCI - Net gains (losses) on cash flow hedges	Total equity
	(millions, except share amounts)
Balance as of December 31, 2020	1	$1,563.1	$1,191.5	$4.6	$2,759.2
Net income	—	—	33.5	—	33.5
Balance as of March 31, 2021	1	1,563.1	1,225.0	4.6	2,792.7
Net income	—	—	88.1	—	88.1
Balance as of June 30, 2021	1	1,563.1	1,313.1	4.6	2,880.8
Net income	—	—	181.7	—	181.7
Dividends declared on common stock	—	—	(50.0)	—	(50.0)
Derivative hedging activity, net of tax	—	—	—	(0.2)	(0.2)
Balance as of September 30, 2021	1	$1,563.1	$1,444.8	$4.4	$3,012.3

Balance as of December 31, 2021	1	$1,563.1	$1,453.8	$4.3	$3,021.2
Net income	—	—	54.6	—	54.6
Balance as of March 31, 2022	1	1,563.1	1,508.4	4.3	3,075.8
Net income	—	—	88.4	—	88.4
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of June 30, 2022	1	1,563.1	1,596.8	4.2	3,164.1
Net income	—	—	193.2	—	193.2
Dividends declared on common stock	—	—	(140.0)	—	(140.0)
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of September 30, 2022	1	$1,563.1	$1,650.0	$4.1	$3,217.2
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

Evergy Kansas Central, Evergy Kansas South, Evergy Metro and Evergy Missouri West conduct business in their respective service territories using the name Evergy. Collectively, the Evergy Companies have approximately 15,400 MWs of owned generating capacity and renewable power purchase agreements and engage in the generation, transmission, distribution and sale of electricity to approximately 1.7 million customers in the states of Kansas and Missouri.
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

	September 30 2022	December 31 2021
Evergy	(millions)
Fuel inventory	$155.6	$160.9
Supplies	459.6	405.8
Fuel inventory and supplies	$615.2	$566.7
Evergy Kansas Central
Fuel inventory	$80.4	$74.3
Supplies	238.0	208.9
Fuel inventory and supplies	$318.4	$283.2
Evergy Metro
Fuel inventory	$53.0	$62.0
Supplies	166.2	149.0
Fuel inventory and supplies	$219.2	$211.0

Property, Plant and Equipment
The following tables summarize the property, plant and equipment of Evergy, Evergy Kansas Central and Evergy Metro.

September 30, 2022	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$31,548.4	$15,053.8	$12,172.7
Electric plant acquisition adjustment	724.3	724.3	—
Accumulated depreciation	(12,082.2)	(5,835.6)	(4,995.5)
Plant in service, net	20,190.5	9,942.5	7,177.2
Construction work in progress	1,328.3	797.4	414.3
Nuclear fuel, net	167.3	82.9	84.4
Plant to be retired, net(a)	0.8	0.8	—
Property, plant and equipment, net	$21,686.9	$10,823.6	$7,675.9

December 31, 2021	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$30,289.9	$14,686.3	$11,656.9
Electric plant acquisition adjustment	724.3	724.3	—
Accumulated depreciation	(11,515.5)	(5,590.8)	(4,733.7)
Plant in service, net	19,498.7	9,819.8	6,923.2
Construction work in progress	1,350.6	652.2	475.3
Nuclear fuel, net	152.5	76.1	76.4
Plant to be retired, net(a)	0.8	0.8	—
Property, plant and equipment, net	$21,002.6	$10,548.9	$7,474.9
(a) As of September 30, 2022 and December 31, 2021, represents the planned retirement of Evergy Kansas Central analog meters prior to the end of their remaining useful lives.
Abandoned Plant
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
Evergy Missouri West retired its Sibley Station in 2018 and the retirement of Sibley Unit 3 met the criteria to be considered an abandonment. Evergy has classified the remaining net book value of Sibley Unit 3 as retired generation facilities within regulatory assets on its consolidated balance sheet and as of December 31, 2021, this amount was $123.4 million. Evergy Missouri West collects a full return of and on its investment in Sibley Station in current customer rates and has requested the continued return of and on its unrecovered investment in Sibley Station as part of its current rate case with the Missouri Public Service Commission (MPSC) which was filed in January 2022.

In October 2019, the MPSC issued an accounting authority order (AAO) requiring Evergy Missouri West to defer to a regulatory liability all revenues collected from customers for return on investment, non-fuel operations and maintenance costs, taxes including accumulated deferred income taxes and all other costs associated with Sibley Station following its retirement in November 2018 to be considered in Evergy Missouri West's current rate case. Subsequent to the MPSC order in 2019, Evergy recorded a regulatory liability for the estimated amount of revenues that Evergy Missouri West had collected from customers for Sibley Station since December 2018 that Evergy determined was probable of refund. This regulatory liability did not include revenues collected related to the return on investment in Sibley Station as Evergy determined that they were not probable of refund based on the relevant facts and circumstances. As of December 31, 2021, this Sibley AAO regulatory liability was $29.3 million.
In the third quarter of 2022, Evergy determined that the refund of revenues collected since December 2018 for return on investment in Sibley Station was now probable based on regulatory precedent from an August 2022 MPSC decision in a similar proceeding for an unaffiliated utility and the MPSC staff’s position in Evergy Missouri West’s current rate case. As a result of this determination, Evergy recorded a $47.5 million decrease to operating revenues on its consolidated statements of comprehensive income for the three months ended and year to date September 30, 2022, for the deferral to its Sibley AAO regulatory liability of revenues collected from customers for return on investment in Sibley Station since December 2018. The Sibley AAO regulatory liability had a total value as of September 30, 2022 of $84.7 million.
Based on the recent MPSC regulatory precedent, Evergy believes it is probable that the Sibley AAO regulatory liability will be offset for recovery purposes against its unrecovered investment in Sibley Unit 3 in its current rate case and as a result, has netted its Sibley AAO regulatory liability against its retired generation facilities regulatory asset for Sibley Unit 3 on its consolidated balance sheets as of September 30, 2022. Year to date September 30, 2022, the retired generation facilities regulatory asset has also been reduced by $7.1 million, primarily consisting of amortization expense equal to the depreciation expense for the asset reflected in retail rates.
Evergy also recorded a $6.0 million estimated impairment loss on Sibley Unit 3 on its consolidated statements of comprehensive income for the three months ended and year to date September 30, 2022, as it no longer expects to earn a return on its unrecovered investment in Sibley Unit 3 based on the regulatory precedent discussed above. As of September 30, 2022, and following the netting of the Sibley AAO regulatory liability, amortization expense and the estimated impairment loss recorded in the third quarter of 2022, Evergy’s retired generation facilities regulatory asset for Sibley Unit 3 was $25.6 million.
The final value of Evergy’s retired generation facilities regulatory asset for Sibley Unit 3 and any impairment loss will be determined by the MPSC in its rate order in Evergy Missouri West’s current rate case, which is currently expected in November 2022, and could differ significantly from the amounts currently recorded. See Note 4 for additional information regarding the AAO and Evergy Missouri West's current rate case.

Other Income (Expense), Net
Year to date September 30, 2022, Evergy's investment earnings (loss) included a pre-tax loss of $16.3 million related to Evergy's equity investment in an early-stage energy solutions company. See "Evergy Equity Investment" in this Note 1 for further information.
The table below shows the detail of other expense for each of the Evergy Companies.

	Three Months Ended September 30		Year to Date September 30
	2022	2021	2022	2021
Evergy	(millions)
Non-service cost component of net benefit cost	$(10.2)	$(12.8)	$(46.5)	$(41.4)
Other	(6.5)	(6.4)	(18.0)	(17.5)
Other expense	$(16.7)	$(19.2)	$(64.5)	$(58.9)
Evergy Kansas Central
Non-service cost component of net benefit cost	$(4.2)	$(3.4)	$(13.6)	$(11.1)
Other	(6.3)	(5.9)	(16.2)	(15.1)
Other expense	$(10.5)	$(9.3)	$(29.8)	$(26.2)
Evergy Metro
Non-service cost component of net benefit cost	$(2.2)	$(5.8)	$(21.8)	$(19.8)
Other	(0.3)	(0.5)	(1.3)	(2.0)
Other expense	$(2.5)	$(6.3)	$(23.1)	$(21.8)
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

The following table reconciles Evergy's basic and diluted EPS.

	Three Months Ended September 30		Year to Date September 30
	2022	2021	2022	2021
Income	(millions, except per share amounts)
Net income	$431.2	$452.5	$754.4	$835.4
Less: net income attributable to noncontrolling interests	3.0	3.1	9.2	9.1
Net income attributable to Evergy, Inc.	$428.2	$449.4	$745.2	$826.3
Common Shares Outstanding
Weighted average number of common shares outstanding - basic	229.9	229.7	229.9	228.8
Add: effect of dilutive securities	0.7	0.5	0.6	0.5
Diluted average number of common shares outstanding	230.6	230.2	230.5	229.3
Basic EPS	$1.86	$1.96	$3.24	$3.61
Diluted EPS	$1.86	$1.95	$3.23	$3.60
There were no anti-dilutive shares excluded from the computation of diluted EPS for the three months ended and year to date September 30, 2022 and 2021, respectively.

Dividends Declared
In November 2022, Evergy's Board of Directors (Evergy Board) declared a quarterly dividend of $0.6125 per share on Evergy's common stock. The common dividend is payable on December 20, 2022, to shareholders of record as of November 18, 2022.
In November 2022, Evergy Kansas Central's Board of Directors declared a cash dividend to Evergy of up to $70.0 million, payable on December 19, 2022.
In November 2022, Evergy Metro's Board of Directors declared a dividend to Evergy of up to $50.0 million, payable on December 19, 2022.
Supplemental Cash Flow Information

Evergy
Year to Date September 30	2022	2021
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$305.5	$257.0
Interest of VIEs	—	0.2
Income taxes, net of refunds	8.0	1.7
Right-of-use assets obtained in exchange for new operating lease liabilities	8.2	8.1
Right-of-use assets obtained in exchange for new finance lease liabilities	7.0	0.6
Non-cash investing transactions:
Property, plant and equipment additions	128.6	184.8
Non-cash financing transactions:
Issuance of stock for compensation and reinvested dividends	—	0.7

Evergy Kansas Central
Year to Date September 30	2022	2021
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$130.9	$105.8
Interest of VIEs	—	0.2
Income taxes, net of refunds	43.1	37.2
Right-of-use assets obtained in exchange for new operating lease liabilities	8.0	3.6
Right-of-use assets obtained in exchange for new finance lease liabilities	7.0	0.6
Non-cash investing transactions:
Property, plant and equipment additions	51.7	64.6

Evergy Metro
Year to Date September 30	2022	2021
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$84.3	$73.3
Income taxes, net of refunds	(0.4)	66.8
Right-of-use assets obtained in exchange for new operating lease liabilities	0.2	4.5
Non-cash investing transactions:
Property, plant and equipment additions	53.7	75.2
February 2021 Winter Weather Event
In February 2021, much of the central and southern United States, including the service territories of the Evergy Companies, experienced a significant winter weather event that resulted in extremely cold temperatures over a multi-day period (February 2021 winter weather event). These circumstances resulted in higher than normal market prices within the SPP Integrated Marketplace for both natural gas and power for the duration of the February 2021 winter weather event. As part of the February 2021 winter weather event and inclusive of the aforementioned items, Evergy incurred natural gas and purchased power costs, net of wholesale revenues, of $349.7 million for year to date September 30, 2021. This $349.7 million of net fuel and purchased power costs incurred was primarily driven by $293.4 million of costs at Evergy Missouri West and $127.9 million of costs at Evergy Kansas Central, partially offset by $71.6 million of net wholesale revenues at Evergy Metro.
The amount of purchased power costs incurred and wholesale revenues recorded by the Evergy Companies in the first quarter of 2021 during the February 2021 winter weather event have been subject to subsequent resettlement activity by the SPP that has resulted in net increases to the total cost of the February 2021 winter weather event from the amounts initially recorded. As of September 30, 2022, Evergy has incurred total natural gas and purchased power costs, net of wholesale revenues, of $367.9 million related to the February 2021 winter weather event and inclusive of these subsequent SPP resettlements. This $367.9 million of net fuel and purchased power costs was primarily driven by $296.6 million of costs at Evergy Missouri West and $134.3 million of costs at Evergy Kansas Central, partially offset by $63.0 million of net wholesale revenues at Evergy Metro.
As of September 30, 2022 and December 31, 2021, the Evergy Companies had deferred substantially all of the fuel and purchased power costs, net of wholesale revenues, related to the February 2021 winter weather event to a regulatory asset or liability for recovery or refund through the respective fuel recovery mechanisms of Evergy Kansas Central and Evergy Metro and through a securitization financing order at Evergy Missouri West. See Note 4 for additional information regarding these regulatory proceedings.
The Evergy Companies also engage in limited non-regulated energy marketing activities in various regional power markets that have historically not had a significant impact on the Evergy Companies' results of operations. These energy marketing margins are recorded net in operating revenues on the Evergy Companies' statements of income and comprehensive income. As a result of the elevated market prices experienced in regional power markets across the central and southern United States driven by the February 2021 winter weather event discussed above, Evergy and Evergy Kansas Central recorded $95.0 million of energy marketing margins year to date September 30, 2021, related to the February 2021 winter weather event, primarily driven by activities in the Electric Reliability Council of Texas (ERCOT).
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
Year to date September 30, 2022, Evergy recorded a pre-tax loss of $16.3 million in investment earnings (loss) on its consolidated statements of comprehensive income related to the decrease in market value of its equity investment prior to sale and the settlement of the share forward agreement.

Renewable Generation Investment
In August 2022, Evergy Missouri West entered into an agreement with a renewable energy development company to purchase for approximately $250 million an operational wind farm located in the state of Oklahoma with a generating capacity of approximately 199 MW. Subject to customary regulatory approvals and closing conditions, this transaction is expected to close in the first half of 2023.
2. REVENUE
Evergy's, Evergy Kansas Central's and Evergy Metro's revenues disaggregated by customer class are summarized in the following tables.

Evergy
	Three Months Ended September 30		Year to Date September 30
	2022	2021	2022	2021
Revenues	(millions)
Residential	$746.6	$677.4	$1,711.8	$1,533.9
Commercial	583.7	525.0	1,452.3	1,293.5
Industrial	197.2	166.0	517.6	449.6
Other retail	(39.0)	9.2	(20.2)	26.1
Total electric retail	$1,488.5	$1,377.6	$3,661.5	$3,303.1
Wholesale	250.6	105.0	382.0	662.5
Transmission	101.3	90.3	300.3	266.7
Industrial steam and other	6.3	7.2	17.0	18.3
Total revenue from contracts with customers	$1,846.7	1,580.1	4,360.8	4,250.6
Other	62.4	36.4	218.7	214.0
Operating revenues	$1,909.1	$1,616.5	$4,579.5	$4,464.6
Evergy's other retail electric revenues for the three months ended and year to date September 30, 2022, include a $47.5 million deferral of revenues to a regulatory liability for the expected refund of amounts collected from customers since December 2018 for the return on investment of the retired Sibley Station. See "Abandoned Plant" in Note 1 for additional information.

Evergy Kansas Central
	Three Months Ended September 30		Year to Date September 30
	2022	2021	2022	2021
Revenues	(millions)
Residential	$343.1	$282.3	$762.0	$657.3
Commercial	267.0	218.0	625.9	536.8
Industrial	134.0	105.0	346.7	293.0
Other retail	4.6	4.5	13.2	12.9
Total electric retail	$748.7	$609.8	$1,747.8	$1,500.0
Wholesale	156.9	76.8	288.4	402.7
Transmission	91.2	81.9	269.8	241.5
Other	0.4	0.6	1.6	1.7
Total revenue from contracts with customers	$997.2	$769.1	$2,307.6	$2,145.9
Other	24.2	8.7	51.7	131.5
Operating revenues	$1,021.4	$777.8	$2,359.3	$2,277.4

Evergy Metro
	Three Months Ended September 30		Year to Date September 30
	2022	2021	2022	2021
Revenues	(millions)
Residential	$255.9	$254.5	$600.7	$550.6
Commercial	222.0	221.9	589.7	542.5
Industrial	36.6	35.9	98.8	91.9
Other retail	3.0	2.8	8.6	7.7
Total electric retail	$517.5	$515.1	$1,297.8	$1,192.7
Wholesale	81.4	24.0	86.6	237.3
Transmission	4.6	4.3	14.4	12.8
Other	0.6	1.2	—	2.6
Total revenue from contracts with customers	$604.1	$544.6	$1,398.8	$1,445.4
Other	37.7	27.2	165.6	81.3
Operating revenues	$641.8	$571.8	$1,564.4	$1,526.7
3. RECEIVABLES
The Evergy Companies' receivables are detailed in the following table.

	September 30	December 31
	2022	2021
Evergy	(millions)
Customer accounts receivable - billed	$23.8	$13.7
Customer accounts receivable - unbilled	187.3	80.1
Other receivables	197.3	160.7
Allowance for credit losses	(24.7)	(32.9)
Total	$383.7	$221.6
Evergy Kansas Central
Customer accounts receivable - billed	$11.5	$9.7
Customer accounts receivable - unbilled	88.1	26.4
Other receivables	210.5	178.5
Allowance for credit losses	(11.7)	(13.0)
Total	$298.4	$201.6
Evergy Metro
Customer accounts receivable - billed	$—	$2.7
Customer accounts receivable - unbilled	64.0	25.9
Other receivables	23.6	15.7
Allowance for credit losses	(8.6)	(13.3)
Total	$79.0	$31.0

The Evergy Companies' other receivables at September 30, 2022 and December 31, 2021, consisted primarily of receivables from partners in jointly-owned electric utility plants, wholesale sales receivables and receivables related to alternative revenue programs. The Evergy Companies' other receivables also included receivables from contracts with customers as summarized in the following table.

	September 30	December 31
	2022	2021
	(millions)
Evergy	$110.9	$63.7
Evergy Kansas Central	103.0	62.6
Evergy Metro	6.8	0.5
The change in the Evergy Companies' allowance for credit losses is summarized in the following table.

	2022	2021
Evergy	(millions)
Beginning balance January 1	$32.9	$19.3
Credit loss expense	4.9	7.6
Write-offs	(21.6)	(17.1)
Recoveries of prior write-offs	8.5	9.2
Ending balance September 30	$24.7	$19.0
Evergy Kansas Central
Beginning balance January 1	$13.0	$7.5
Credit loss expense	5.4	3.2
Write-offs	(10.1)	(6.9)
Recoveries of prior write-offs	3.4	3.5
Ending balance September 30	$11.7	$7.3
Evergy Metro
Beginning balance January 1	$13.3	$8.1
Credit loss expense (income)	(0.4)	2.8
Write-offs	(7.8)	(6.9)
Recoveries of prior write-offs	3.5	4.0
Ending balance September 30	$8.6	$8.0
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

	September 30	December 31
	2022	2021
	(millions)
Evergy	$395.0	$319.0
Evergy Kansas Central	200.0	153.0
Evergy Metro	130.0	116.0
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
Evergy Kansas Central's and Evergy Metro's 2021 calculations of annual earnings did not result in a refund obligation. These calculations were filed with the KCC in March 2022. As of September 30, 2022, Evergy Kansas Central and Evergy Metro estimate their 2022 annual earnings will not result in a refund obligation. The final refund obligations for 2021 and 2022 will be decided by the KCC and could vary from the current estimates.
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
During the third quarter of 2022, Evergy Metro, MPSC staff and other intervenors in the case reached several non-unanimous partial stipulations and agreements to settle certain issues in the case. The partial stipulations and agreements provide for an increase to Evergy Metro's retail revenues of $25.0 million after rebasing fuel and purchased power expense and are exclusive of certain items which will be resolved by the MPSC in its final order. The resolution of these items could have an impact on the final revenue requirement approved in the case. Evergy Metro also agreed to withdraw its request for the creation of a storm reserve. In September 2022, the MPSC issued an order approving the partial non-unanimous stipulations and agreements.
A final order is expected from the MPSC in November 2022 and new rates will be effective in December 2022.
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
During the third quarter of 2022, Evergy Missouri West, MPSC staff and other intervenors in the case reached several non-unanimous partial stipulations and agreements to settle certain issues in the case. The partial stipulations and agreements provide for an increase to Evergy Missouri West's retail revenues of $42.5 million after rebasing fuel and purchased power expense and are exclusive of certain items which will be resolved by the MPSC in its final order, including the return of and return on Evergy Missouri West's unrecovered investment related to the 2018 retirement of Sibley Station, among other items. The resolution of these items could have an impact on the final revenue requirement approved in the case. Evergy Missouri West also agreed to withdraw its request for the creation of a storm reserve. In September 2022, the MPSC issued an order approving the partial non-unanimous stipulations and agreements.
A final order is expected from the MPSC in November 2022 and new rates will be effective in December 2022.

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
In October 2019, the MPSC granted OPC's and MECG's request for an AAO and required Evergy Missouri West to record a regulatory liability for the revenues discussed above for consideration in Evergy Missouri West's current rate case. Subsequent to the MPSC order in 2019, Evergy recorded a regulatory liability for the estimated amount of revenues that Evergy Missouri West had collected from customers for Sibley Station since December 2018 that Evergy had determined was probable of refund. This regulatory liability did not include revenues collected related to the return on investment in Sibley Station as Evergy determined that they were not probable of refund based on the relevant facts and circumstances. As of December 31, 2021, this Sibley AAO regulatory liability was $29.3 million.
In the third quarter of 2022, Evergy determined that the refund of revenues collected since December 2018 for return on investment in Sibley Station was now probable based on regulatory precedent from an August 2022 MPSC decision in a similar proceeding for an unaffiliated utility and the MPSC staff’s position in Evergy Missouri West’s current rate case. As a result of this determination, Evergy recorded a $47.5 million deferral to its Sibley AAO regulatory liability for the three months ended and year to date September 30, 2022 for revenues collected from customers for return on investment in Sibley Station since December 2018. The Sibley AAO regulatory liability had a total value as of September 30, 2022 of $84.7 million. Based on the recent MPSC regulatory precedent, Evergy believes that the Sibley AAO regulatory liability will be offset for recovery purposes against its unrecovered investment in Sibley Unit 3 in its current rate case and as a result, has netted its Sibley AAO regulatory liability against its retired generation facilities regulatory asset for Sibley Unit 3 on its consolidated balance sheets as of September 30, 2022, resulting in a net regulatory asset of $25.6 million.
The final value and rate treatment of Evergy’s Sibley AAO regulatory liability will be determined by the MPSC in its rate order in Evergy Missouri West’s current rate case, which is currently expected in November 2022, and could differ significantly from the amounts currently recorded. See "Abandoned Plant" in Note 1 for additional information.
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
Evergy Metro and Evergy Missouri West initially deferred substantially all of their fuel and purchased power costs, net of wholesale revenues, related to the February 2021 winter weather event to a regulatory asset or liability pursuant to their ability to recover or refund these amounts through their fuel recovery mechanisms, which allow for the recovery or refund of 95% of increases in fuel and purchased power costs, net of wholesale revenues, above the amount included in base rates to customers. This AAO request is intended to address the recovery or refund of the February 2021 winter weather event amounts separate from the normal fuel recovery mechanism process given the extraordinary nature of the February 2021 winter weather event and to help moderate customer bill impacts. Evergy Metro's Missouri jurisdiction recognized a regulatory liability of approximately $25 million related to its increased wholesale revenues during the February 2021 winter weather event. Evergy Missouri West recognized a regulatory asset of approximately $280 million related to its costs incurred during the February 2021 winter weather event, primarily consisting of increased fuel and purchased power costs.
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
In March 2022, the MPSC ordered Evergy Metro in a separate regulatory proceeding to file an adjustment to its fuel recovery mechanism in order to allow its wholesale revenues from the February 2021 winter weather event to be refunded to customers beginning in April 2022. The approximately $5 million decrease to the refund of February 2021 winter weather amounts requested by Evergy Metro due to jurisdictional allocation differences in its Kansas and Missouri fuel recovery mechanisms was not included in the adjustment.
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
Evergy Missouri West February 2021 Winter Weather Event Securitization
In March 2022, Evergy Missouri West filed a petition for financing order with the MPSC requesting authorization to finance its extraordinary fuel and purchased power costs incurred as part of the February 2021 winter weather event, including carrying costs, through the issuance of securitized bonds. Evergy Missouri West requested to repay the securitized bonds and collect the related amounts from customers over a period of approximately 15 years from the date of issuance of the securitized bonds.
In October 2022, the MPSC issued a financing order authorizing Evergy Missouri West to issue securitized bonds to recover its extraordinary fuel and purchased power costs incurred as part of the February 2021 winter weather event. As part of this order, the MPSC found that Evergy Missouri West's costs were prudently incurred, that it should only be allowed to recover 95% of its extraordinary fuel and purchased power costs consistent with the 5% sharing provision of its fuel recovery mechanism, that it should be allowed to recover carrying costs incurred since February 2021 at Evergy Missouri West's long-term debt rate of 5.06% and approved a 15 year repayment period for the bonds with a 17 year legal maturity.
In the third quarter of 2022, Evergy Missouri West recorded an increase of $15.0 million to its February 2021 winter weather event regulatory asset for the recovery of carrying charges granted in the MPSC's financing order. As of September 30, 2022, the value of Evergy Missouri West's February 2021 winter weather event regulatory asset was $303.1 million. Evergy Missouri West will continue to record carrying charges on its February 2021 winter weather event regulatory asset until it issues the securitized bonds authorized by the MPSC's financing order, which is currently expected in the first half of 2023.

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
•$43.6 million increase effective in January 2023;
•$33.2 million increase effective in January 2022; and
•$32.4 million increase effective in January 2021.
Evergy Metro TFR
In the most recent three years, the updated TFR was expected to adjust Evergy Metro's annual transmission revenues by approximately:
•$8.6 million increase effective in January 2023;
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
There have been no pension settlement charges for the three months ended and year to date September 30, 2022. For the three months ended and year to date September 30, 2021, Evergy, Evergy Kansas Central and Evergy Metro recorded pension settlement charges of $30.4 million, $22.5 million and $12.5 million, respectively. These settlement charges were the result of accelerated distributions as a result of employee retirements and annuity purchases for certain plan participants. Evergy, Evergy Kansas Central and Evergy Metro deferred substantially all of the charges to a regulatory asset and expect to recover these amounts over future periods pursuant to regulatory agreements.
The following tables provide the components of net periodic benefit costs prior to the effects of capitalization and sharing with joint owners of power plants.

	Pension Benefits			Post-Retirement Benefits
Three Months Ended September 30, 2022	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$19.9	$7.7	$12.2	$0.8	$0.4	$0.4
Interest cost	19.9	9.6	9.9	1.9	1.0	1.0
Expected return on plan assets	(26.0)	(12.8)	(14.1)	(2.5)	(1.7)	(0.9)
Prior service cost	0.5	0.5	—	0.2	0.1	(0.4)
Recognized net actuarial (gain)/loss	8.6	6.4	9.7	(0.2)	—	(0.3)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	22.9	11.4	17.7	0.2	(0.2)	(0.2)
Regulatory adjustment	8.1	2.2	(0.6)	(0.7)	(0.7)	0.5
Intercompany allocations	—	1.7	(5.1)	—	0.1	(0.2)
Net periodic benefit costs (income)	$31.0	$15.3	$12.0	$(0.5)	$(0.8)	$0.1

	Pension Benefits			Post-Retirement Benefits
Year to Date September 30, 2022	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$59.8	$23.1	$36.7	$2.3	$1.2	$1.1
Interest cost	59.5	29.0	29.8	5.9	3.0	2.9
Expected return on plan assets	(78.0)	(38.4)	(42.3)	(7.6)	(4.9)	(2.8)
Prior service cost	1.4	1.5	—	0.4	0.3	(1.1)
Recognized net actuarial (gain)/loss	26.1	19.2	29.0	(0.3)	(0.1)	(0.5)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	68.8	34.4	53.2	0.7	(0.5)	(0.4)
Regulatory adjustment	39.0	7.9	11.6	(1.9)	(2.1)	1.8
Intercompany allocations	—	2.1	(13.5)	—	0.2	(0.5)
Net periodic benefit costs (income)	$107.8	$44.4	$51.3	$(1.2)	$(2.4)	$0.9

	Pension Benefits			Post-Retirement Benefits
Three Months Ended September 30, 2021	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$21.0	$7.4	$13.6	$0.8	$0.4	$0.4
Interest cost	21.2	10.3	10.7	2.0	1.0	1.0
Expected return on plan assets	(26.5)	(13.6)	(14.2)	(2.3)	(1.6)	(0.7)
Prior service cost	0.5	0.5	—	0.1	0.2	(0.3)
Recognized net actuarial loss	14.7	9.8	11.1	0.4	0.1	—
Settlement and special termination benefits	30.4	22.5	12.5	—	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	61.3	36.9	33.7	1.0	0.1	0.4
Regulatory adjustment	(20.1)	(22.6)	(7.1)	(1.2)	(0.9)	0.1
Intercompany allocations	—	1.0	(6.8)	—	0.1	(0.1)
Net periodic benefit costs (income)	$41.2	$15.3	$19.8	$(0.2)	$(0.7)	$0.4

	Pension Benefits			Post-Retirement Benefits
Year to Date September 30, 2021	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$63.3	$22.3	$41.0	$2.5	$1.2	$1.3
Interest cost	63.8	31.0	32.3	5.9	3.0	2.9
Expected return on plan assets	(80.1)	(40.7)	(43.1)	(6.7)	(4.7)	(2.0)
Prior service cost	1.5	1.5	—	0.4	0.4	(0.8)
Recognized net actuarial (gain)/loss	44.2	29.1	33.4	1.0	0.4	(0.1)
Settlement and special termination benefits	30.4	22.5	12.5	—	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	123.1	65.7	76.1	3.1	0.3	1.3
Regulatory adjustment	(6.4)	(23.4)	(2.5)	(3.7)	(2.5)	0.2
Intercompany allocations	—	2.2	(19.0)	—	0.1	(0.3)
Net periodic benefit costs (income)	$116.7	$44.5	$54.6	$(0.6)	$(2.1)	$1.2
The components of net periodic benefit costs other than the service cost component are included in other expense on the Evergy Companies' consolidated statements of income and comprehensive income.
Year to date September 30, 2022, Evergy, Evergy Kansas Central and Evergy Metro made pension contributions of $29.9 million, $17.7 million and $12.2 million, respectively. Evergy expects to make additional pension contributions of $53.9 million in 2022 to satisfy the Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and KCC and MPSC rate orders, of which $8.5 million is expected to be paid by Evergy Kansas Central and $45.4 million is expected to be paid by Evergy Metro.
Year to date September 30, 2022, Evergy, Evergy Kansas Central and Evergy Metro made post-retirement benefit contributions of $0.6 million, $0.3 million and $0.3 million, respectively. Evergy, Evergy Kansas Central and Evergy Metro expect to make additional contributions in 2022 of $1.6 million, $0.2 million and $1.4 million, respectively, to the post-retirement benefit plans.
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
A default by any borrower under the facility or one of its significant subsidiaries on other indebtedness totaling more than $100.0 million constitutes a default by that borrower under the facility. Under the terms of this facility, each of Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West is required to maintain a total indebtedness to total capitalization ratio, as defined in the facility, of not greater than 0.65 to 1.00 at all times. As of September 30, 2022, Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West were in compliance with this covenant.
The following table summarizes the committed credit facilities (excluding receivable sale facilities discussed in Note 3) available to the Evergy Companies as of September 30, 2022 and December 31, 2021.

		Amounts Drawn
	Master Credit Facility	Commercial Paper	Letters of Credit	Cash Borrowings	Available Borrowings	Weighted Average Interest Rate on Short-Term Borrowings
September 30, 2022	(millions)
Evergy, Inc.	$450.0	$—	$0.7	$—	$449.3	—%
Evergy Kansas Central	1,000.0	638.2	0.1	—	361.7	3.27%
Evergy Metro	350.0	—	—	—	350.0	—%
Evergy Missouri West	700.0	584.1	—	—	115.9	3.23%
Evergy	$2,500.0	$1,222.3	$0.8	$—	$1,276.9

December 31, 2021
Evergy, Inc.	$700.0	$358.0	$0.7	$—	$341.3	0.34%
Evergy Kansas Central	750.0	406.0	0.1	—	343.9	0.41%
Evergy Metro	350.0	—	—	—	350.0	—%
Evergy Missouri West	700.0	395.3	—	—	304.7	0.40%
Evergy	$2,500.0	$1,159.3	$0.8	$—	$1,339.9
In February 2022, Evergy, Inc. entered into a $500.0 million unsecured Term Loan Credit Agreement (Term Loan Facility) that expires in February 2023. As of September 30, 2022, Evergy had borrowed $500.0 million under the Term Loan Facility. The weighted average interest rate for borrowings under the Term Loan Facility as of September 30, 2022, was 3.83%. Evergy's borrowings under the Term Loan Facility were used for, among other things, working capital, capital expenditures and general corporate purposes. The Term Loan Facility contains customary covenants, including one that sets the ratio of maximum allowed total indebtedness to total capitalization of not greater than 0.65 to 1.00, for Evergy and its subsidiaries on a consolidated basis. As of September 30, 2022, Evergy was in compliance with this covenant.

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

	September 30, 2022		December 31, 2021
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt(a)	(millions)
Evergy(b)	$9,546.7	$8,028.1	$9,687.2	$10,758.5
Evergy Kansas Central	3,936.3	3,334.0	3,934.2	4,522.5
Evergy Metro	2,926.1	2,654.4	2,925.0	3,400.8
(a) Includes current maturities.
(b) Book value as of September 30, 2022 and December 31, 2021, includes $93.2 million and $97.9 million, respectively, of fair value adjustments recorded in connection with purchase accounting for the Great Plains Energy and Evergy Kansas Central merger, which are not part of future principal payments and will amortize over the remaining life of the associated debt instrument.

Recurring Fair Value Measurements
The following tables include the Evergy Companies' balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	September 30, 2022	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$106.0	$93.0	$—	$—	$13.0
International equity funds	53.5	53.5	—	—	—
Core bond fund	50.2	50.2	—	—	—
High-yield bond fund	24.7	24.7	—	—	—
Emerging markets bond fund	14.7	14.7	—	—	—
Alternative investments fund	32.2	—	—	—	32.2
Real estate securities fund	18.6	—	—	—	18.6
Cash equivalents	0.6	0.6	—	—	—
Total nuclear decommissioning trust	300.5	236.7	—	—	63.8
Rabbi trust
Fixed income funds	15.5	15.5	—	—	—
Equity funds	6.7	6.7	—	—	—
Combination debt/equity/other fund	1.9	1.9	—	—	—
Cash equivalents	0.1	0.1	—	—	—
Total rabbi trust	24.2	24.2	—	—	—
Total	$324.7	$260.9	$—	$—	$63.8
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$224.7	$224.7	$—	$—	$—
Debt securities
U.S. Treasury	42.1	42.1	—	—	—
U.S. Agency	0.3	—	0.3	—	—
State and local obligations	4.1	—	4.1	—	—
Corporate bonds	36.4	—	36.4	—	—
Foreign governments	0.1	—	0.1	—	—
Cash equivalents	5.3	5.3	—	—	—
Total nuclear decommissioning trust	313.0	272.1	40.9	—	—
Self-insured health plan trust(b)
Equity securities	1.5	1.5	—	—	—
Debt securities	7.7	2.0	5.7	—	—
Cash and cash equivalents	3.2	3.2	—	—	—
Total self-insured health plan trust	12.4	6.7	5.7	—	—
Total	$325.4	$278.8	$46.6	$—	$—
Other Evergy
Assets
Other Evergy investments
Rabbi trusts
Core bond fund	$10.5	$10.5	$—	$—	$—
Cash and cash equivalents	0.2	0.2	—	—	—
Total rabbi trusts	$10.7	$10.7	$—	$—	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$613.5	$508.8	$40.9	$—	$63.8
Rabbi trusts	34.9	34.9	—	—	—
Self-insured health plan trust(b)	12.4	6.7	5.7	—	—
Total	$660.8	$550.4	$46.6	$—	$63.8

Description	December 31, 2021	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$140.4	$126.5	$—	$—	$13.9
International equity funds	74.0	74.0	—	—	—
Core bond fund	58.1	58.1	—	—	—
High-yield bond fund	29.6	29.6	—	—	—
Emerging markets bond fund	18.0	18.0	—	—	—
Alternative investments fund	32.7	—	—	—	32.7
Real estate securities fund	15.2	—	—	—	15.2
Cash equivalents	0.4	0.4	—	—	—
Total nuclear decommissioning trust	368.4	306.6	—	—	61.8
Rabbi trust
Fixed income funds	19.6	19.6	—	—	—
Equity funds	9.5	9.5	—	—	—
Combination debt/equity/other fund	2.4	2.4	—	—	—
Cash equivalents	0.2	0.2	—	—	—
Total rabbi trust	31.7	31.7	—	—	—
Total	$400.1	$338.3	$—	$—	$61.8
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$299.2	$299.2	$—	$—	$—
Debt securities
U.S. Treasury	46.1	46.1	—	—	—
U.S. Agency	0.4	—	0.4	—	—
State and local obligations	4.0	—	4.0	—	—
Corporate bonds	43.7	—	43.7	—	—
Foreign governments	0.1	—	0.1	—	—
Cash equivalents	6.8	6.8	—	—	—
Total nuclear decommissioning trust	400.3	352.1	48.2	—	—
Self-insured health plan trust(b)
Equity securities	2.0	2.0	—	—	—
Debt securities	8.7	2.7	6.0	—	—
Cash and cash equivalents	1.8	1.8	—	—	—
Total self-insured health plan trust	12.5	6.5	6.0	—	—
Total	$412.8	$358.6	$54.2	$—	$—
Other Evergy
Assets
Other Evergy investments
Equity securities(c)	$31.4	$—	$31.4	$—	$—
Total other Evergy investments	31.4	—	31.4	—	—
Rabbi trusts
Core bond fund	12.5	12.5	—	—	—
Total rabbi trusts	12.5	12.5	—	—	—
Total	$43.9	$12.5	$31.4	$—	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$768.7	$658.7	$48.2	$—	$61.8
Rabbi trusts	44.2	44.2	—	—	—
Self-insured health plan trust(b)	12.5	6.5	6.0	—	—
Other Evergy investments(c)	31.4	—	31.4	—	—
Total	$856.8	$709.4	$85.6	$—	$61.8
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
The following table provides additional information on these Evergy and Evergy Kansas Central investments.

	September 30, 2022		December 31, 2021		September 30, 2022
	Fair	Unfunded	Fair	Unfunded	Redemption	Length of
	Value	Commitments	Value	Commitments	Frequency	Settlement
Evergy Kansas Central	(millions)
Nuclear decommissioning trust:
Domestic equity funds	$13.0	$1.5	$13.9	$1.7	(a)	(a)
Alternative investments fund(b)	32.2	—	32.7	—	Quarterly	65 days
Real estate securities fund(b)	18.6	—	15.2	—	Quarterly	65 days
Total Evergy investments at NAV	$63.8	$1.5	$61.8	$1.7
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
The following table summarizes the net unrealized gains (losses) for the Evergy Companies' nuclear decommissioning trusts and rabbi trusts.

	Three Months Ended September 30		Year to Date September 30
	2022	2021	2022	2021
Evergy	(millions)
Nuclear decommissioning trust - equity securities	$(74.3)	$1.0	$(145.9)	$68.8
Nuclear decommissioning trust - debt securities	(5.9)	(0.6)	(16.0)	(4.0)
Rabbi trusts - equity securities	(2.1)	(0.1)	(7.8)	(0.4)
Total	$(82.3)	$0.3	$(169.7)	$64.4
Evergy Kansas Central
Nuclear decommissioning trust - equity securities	$(37.1)	$5.3	$(67.2)	$36.9
Rabbi trust - equity securities	(1.4)	(0.1)	(5.6)	(0.1)
Total	$(38.5)	$5.2	$(72.8)	$36.8
Evergy Metro
Nuclear decommissioning trust - equity securities	$(37.2)	$(4.3)	$(78.7)	$31.9
Nuclear decommissioning trust - debt securities	(5.9)	(0.6)	(16.0)	(4.0)
Total	$(43.1)	$(4.9)	$(94.7)	$27.9

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
Ozone Interstate Transport State Implementation Plans (ITSIP)
In 2015, the EPA lowered the Ozone National Ambient Air Quality Standards (NAAQS) from 75 ppb to 70 ppb. Impacted states were required to submit ITSIPs in 2018 to comply with the "Good Neighbor Provisions" of the Clean Air Act (CAA). The EPA did not act on these ITSIP submissions and was challenged in a court filing in May 2021 to address them. In February 2022, the EPA published proposed disapprovals of ITSIPs for nineteen states including Missouri and Oklahoma. In April 2022, the EPA published a final approval of the Kansas ITSIP in the Federal Register. In June 2022, the Missouri Department of Natural Resources (MDNR) announced they intended to submit a supplemental ITSIP to the EPA and placed the document on public notice until August 2022. MDNR anticipates submitting the supplemental ITSIP to the EPA in the fourth quarter of 2022.
Ozone Interstate Transport Federal Implementation Plans (ITFIP)
In April 2022, the EPA published in the Federal Register the proposed ITFIP to resolve outstanding "Good Neighbor" obligations with respect to the 2015 Ozone NAAQS for 26 states including Missouri and Oklahoma. This ITFIP would establish a revised Cross-State Air Pollution Rule (CSAPR) ozone season nitrogen oxide (NOx) emissions trading program for electric generating units (EGUs), and limit ozone season NOx emissions from certain industrial stationary sources. The proposed rule would also establish a new daily backstop NOx emissions rate limit for applicable coal-fired units larger than 100 MW, as well as unit-specific NOx emission rate limits for certain industrial emission units, and would feature "dynamic" adjustments of emission budgets for EGUs beginning with ozone season 2025. The proposed ITFIP includes reductions to the state ozone season NOx budgets for Missouri and Oklahoma beginning in 2023 with additional reductions in future years. The Evergy Companies provided formal comments as part of the rulemaking process. The EPA intends to issue final ITFIP's for applicable states in March 2023. The EPA is also in the process of reconsidering its December 2020 decisions to retain the Ozone

NAAQS at the level set in 2015 and the annual and 24-hour PM2.5 NAAQS at the levels set in 2012. Due to uncertainty regarding the proposed ITFIP and potential lowering of the ozone and PM2.5 NAAQS, the Evergy Companies are unable to accurately assess the impacts of these potential EPA actions on their operations or consolidated financial results, but the cost to comply with the ITFIP and/or a lower future ozone or PM2.5 NAAQS could be material.
Regional Haze Rule
In 1999, the EPA finalized the Regional Haze Rule which aims to restore national parks and wilderness areas to pristine conditions. The rule requires states in coordination with the EPA, the National Park Service, the U.S. Fish and Wildlife Service, the U.S. Forest Service, and other interested parties to develop and implement air quality protection plans to reduce the pollution that causes visibility impairment. There are 156 "Class I" areas across the U.S. that must be restored to pristine conditions by the year 2064. There are no Class I areas in Kansas, whereas Missouri has two: the Hercules-Glades Wilderness Area and the Mingo Wilderness Area. States must submit revisions to their Regional Haze Rule SIPs every ten years and the first round was due in 2007. For the second ten-year implementation period, the EPA issued a final rule revision in 2017 that allowed states to submit their SIP revisions by July 31, 2021. The Evergy Companies have been in contact with the Kansas Department of Health and Environment (KDHE) and MDNR as they worked to draft their SIP revisions. The Missouri SIP revision does not require any additional reductions from the Evergy Companies' generating units in the state. MDNR submitted the Missouri SIP revision to the EPA in August 2022, however, they failed to do so by the EPA's revised submittal deadline of August 15, 2022. As a result, on August 30, 2022, the EPA published "finding of failure" with respect to Missouri and fourteen other states for failing to submit their Regional Haze SIP revisions by the applicable deadline. This finding of failure established a two-year deadline for the EPA to issue a Regional Haze federal implementation plan (FIP) for each state unless the state submits and the EPA approves a revised SIP that meets all applicable requirements before the EPA issues the FIP. The Kansas SIP revision was placed on public notice in June 2021 and requested no additional emission reductions by electric utilities based on the significant reductions that were achieved during the first implementation period. The EPA provided comments on the Kansas SIP revision in June 2021 that each state is statutorily required to conduct a "four-factor analysis" on at least two sources within the state to help determine if further emission reductions are necessary. The EPA also stated it would be difficult to approve the Kansas SIP revision if at least two four-factor analyses are not conducted on Kansas emission sources. KDHE submitted the Kansas SIP revision in July 2021. If a Kansas generating unit of the Evergy Companies is selected for analysis, the possibility exists that the state or EPA, through a revised SIP or a FIP, could determine that additional operational or physical modifications are required on the generating unit to further reduce emissions. The overall cost of those modifications could be material to the Evergy Companies.
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
Water
The Evergy Companies discharge some of the water used in generation and other operations containing substances deemed to be pollutants. A November 2015 EPA rule applicable to steam-electric power generating plants establishes effluent limitations guidelines (ELG) and standards for wastewater discharges, including limits on the amount of toxic metals and other pollutants that can be discharged. Implementation timelines for this 2015 rule vary from 2018 to 2023. In April 2019, the U.S. Court of Appeals for the 5th Circuit (5th Circuit) issued a ruling that vacated and remanded portions of the original ELG rule. Due to this ruling, the EPA announced a plan in July 2021 to release a proposed rulemaking in the fall of 2022 to address the vacated limitations for legacy wastewater and landfill leachate. Future ELG modifications for the best available technology economically achievable for the discharge of legacy wastewater and landfill leachate are likely and could be material to the Evergy Companies.
In October 2020, the EPA published the final ELG reconsideration rule. This rule adjusts numeric limits for flue gas desulfurization (FGD) wastewater and adds a 10% volumetric purge limit for bottom ash transport water. The timeline for final FGD wastewater compliance is as soon as possible on or after one year following publication of the final rule in the Federal Register but no later than December 31, 2025. In August 2021, the EPA published notice in the Federal Register that it is initiating a supplemental rulemaking to revise the ELG regulations after completing review of the ELG reconsideration rule as a result of an executive order from President Biden. As part of the rulemaking process, the EPA will determine if more stringent limitations and standards are appropriate. The 2020 ELG reconsideration rule will remain in effect while the EPA undertakes this new rulemaking.
The Evergy Companies have reviewed the 2020 ELG reconsideration regulation, and the costs to comply with these changes are not expected to be material. However, the Evergy Companies cannot predict what revisions the EPA may make under its supplemental rulemaking to revise the ELG regulations, and compliance costs associated with any revisions could be material.
In August 2021, based on an order issued by the U.S. District Court for the District of Arizona, which vacated and remanded the EPA's Navigable Waters Protection Rule (NWPR), which was promulgated in 2020, the EPA and the U.S. Army Corps of Engineers announced that they had halted implementation of the NWPR nationwide, and were interpreting "Waters of the United States" consistent with the regulatory regime that was in place prior to 2015. In December 2021, the EPA and the Department of the Army published a proposed rule that would formally repeal the NWPR and revise the definition of “Waters of the United States” to restore the definitions of "Waters of the United States" that were in place prior to 2015. A final rule was expected in August 2022 but has not been issued. The Evergy Companies have reviewed the proposed rule and the impact on their operations or consolidated financial results are not expected to be material. A second rulemaking is expected in the future which will replace the NWPR. The cost to comply with any future rulemaking that replaces the NWPR could be material to the Evergy Companies.
Regulation of Coal Combustion Residuals
In the course of operating their coal generation plants, the Evergy Companies produce coal combustion residuals (CCRs), including fly ash, gypsum and bottom ash. The EPA published a rule to regulate CCRs in April 2015 that requires additional CCR handling, processing and storage equipment and closure of certain ash disposal units. In January 2022, the EPA published proposed determinations for facilities that filed closure extensions for unlined or clay-lined CCR units. These proposed determinations include various interpretations of the CCR regulations and compliance expectations that may impact all owners of CCR units. These interpretations could require modified compliance plans such as different methods of CCR unit closure. Additionally, more stringent remediation requirements for units that are in corrective action or forced to go into corrective action are possible. In April 2022, the Utility Solid Waste Activities Group (USWAG) and other interested parties filed similar petitions in the D.C. Circuit challenging the EPA's legal positions regarding the CCR rule determinations proposed in January 2022. Some CCR units at Lawrence Energy Center and Sibley Generating Station have moved into corrective action. In January 2022, the EPA issued a "Notice of Potential Violation" to the Tecumseh Energy Center suggesting a closed CCR impoundment should enter corrective action. It is possible that the Tecumseh impoundment or other CCR units at other generation stations could move into corrective action based on the EPA CCR rule interpretations, enforcement actions, or execution of the Evergy Companies' CCR strategy. The cost to comply with these proposed determinations by the EPA could be material.
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
The operating expenses and capital costs billed for jointly-owned plants and shared services are detailed in the following table.

	Three Months Ended September 30		Year to Date September 30
	2022	2021	2022	2021
	(millions)
Evergy Kansas Central billings to Evergy Missouri West	$8.4	$7.3	$23.0	$24.1
Evergy Metro billings to Evergy Missouri West	35.7	35.4	100.7	103.2
Evergy Kansas Central billings to Evergy Metro	10.6	5.4	24.1	22.4
Evergy Metro billings to Evergy Kansas Central	39.2	36.9	103.9	90.8
Money Pool
Evergy Kansas Central, Evergy Metro and Evergy Missouri West are authorized to participate in the Evergy, Inc. money pool, which is an internal financing arrangement in which funds may be lent on a short-term basis between Evergy Kansas Central, Evergy Metro, Evergy Missouri West and Evergy, Inc. Evergy, Inc. can lend but not borrow under the money pool.
At September 30, 2022, Evergy Metro had a $91.5 million outstanding receivable from Evergy Missouri West under the money pool. At December 31, 2021, Evergy Metro had a $155.0 million outstanding receivable from Evergy Missouri West under the money pool.

Related Party Net Receivables and Payables
The following table summarizes Evergy Kansas Central's and Evergy Metro's related party net receivables and payables.

	September 30	December 31
	2022	2021
Evergy Kansas Central	(millions)
Net payable to Evergy	$(13.2)	$(2.2)
Net payable to Evergy Metro	(16.8)	(14.5)
Net receivable from Evergy Missouri West	9.9	10.4

Evergy Metro
Net receivable from Evergy	$14.8	$8.7
Net receivable from Evergy Kansas Central	16.8	14.5
Net receivable from Evergy Missouri West	190.8	254.5
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

	September 30	December 31
	2022	2021
Evergy Kansas Central	(millions)
Income taxes receivable from (payable to) Evergy	$(8.6)	$9.6

Evergy Metro
Income taxes receivable from (payable to) Evergy	$14.1	$(2.5)
12. TAXES
Components of income tax expense are detailed in the following tables.

Evergy
	Three Months Ended September 30		Year to Date September 30
	2022	2021	2022	2021
Current income taxes	(millions)
Federal	$(4.2)	$(6.5)	$20.8	$(0.5)
State	6.0	2.2	7.7	1.7
Total	1.8	(4.3)	28.5	1.2
Deferred income taxes
Federal	50.9	61.3	55.4	94.0
State	(1.6)	1.6	1.4	8.6
Total	49.3	62.9	56.8	102.6
Investment tax credit
Deferral	—	—	2.7	0.4
Amortization	(1.6)	(1.4)	(4.9)	(4.4)
Total	(1.6)	(1.4)	(2.2)	(4.0)
Income tax expense	$49.5	$57.2	$83.1	$99.8

Evergy Kansas Central
	Three Months Ended September 30		Year to Date September 30
	2022	2021	2022	2021
Current income taxes	(millions)
Federal	$22.3	$25.6	$59.1	$45.1
State	3.2	1.1	2.3	2.6
Total	25.5	26.7	61.4	47.7
Deferred income taxes
Federal	(8.3)	(3.6)	(38.7)	(2.6)
State	(0.6)	0.6	1.2	3.5
Total	(8.9)	(3.0)	(37.5)	0.9
Investment tax credit
Deferral	—	—	2.7	0.4
Amortization	(1.1)	(1.1)	(3.1)	(3.3)
Total	(1.1)	(1.1)	(0.4)	(2.9)
Income tax expense	$15.5	$22.6	$23.5	$45.7

Evergy Metro
	Three Months Ended September 30		Year to Date September 30
	2022	2021	2022	2021
Current income taxes	(millions)
Federal	$(22.5)	$(24.2)	$(20.0)	$23.9
State	2.1	2.0	3.2	3.2
Total	(20.4)	(22.2)	(16.8)	27.1
Deferred income taxes
Federal	54.3	49.5	73.9	18.5
State	(0.1)	(0.4)	(0.1)	(0.8)
Total	54.2	49.1	73.8	17.7
Investment tax credit amortization	(0.6)	(0.4)	(1.8)	(1.1)
Income tax expense	$33.2	$26.5	$55.2	$43.7

Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Evergy
	Three Months Ended September 30		Year to Date September 30
	2022	2021	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Effect of:
COLI policies	(1.3)	(1.0)	(1.0)	(1.0)
State income taxes	0.7	0.5	0.7	0.8
Flow through depreciation for plant-related differences	(5.6)	(5.7)	(5.8)	(5.9)
Federal tax credits	(3.7)	(3.1)	(3.8)	(3.1)
Non-controlling interest	(0.3)	(0.3)	(0.3)	(0.3)
AFUDC equity	(0.5)	(0.6)	(0.5)	(0.6)
Amortization of federal investment tax credits	(0.2)	(0.4)	(0.2)	(0.4)
Stock compensation	—	—	(0.2)	—
Officer compensation limitation	0.2	0.5	0.2	0.5
Other	—	0.3	(0.2)	(0.3)
Effective income tax rate	10.3%	11.2%	9.9%	10.7%

Evergy Kansas Central
	Three Months Ended September 30		Year to Date September 30
	2022	2021	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Effect of:
COLI policies	(2.7)	(1.7)	(2.0)	(1.7)
State income taxes	0.7	0.5	0.4	0.8
Flow through depreciation for plant-related differences	(3.6)	(3.6)	(3.9)	(3.7)
Federal tax credits	(7.7)	(5.2)	(8.0)	(5.2)
Non-controlling interest	(0.6)	(0.5)	(0.6)	(0.5)
AFUDC equity	(0.7)	(0.5)	(0.7)	(0.6)
Amortization of federal investment tax credits	0.1	(0.5)	0.1	(0.5)
Stock compensation	—	—	(0.2)	(0.1)
Officer compensation limitation	—	0.4	—	0.3
Other	0.1	0.2	(0.3)	(0.8)
Effective income tax rate	6.6%	10.1%	5.8%	9.0%

Evergy Metro
	Three Months Ended September 30		Year to Date September 30
	2022	2021	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Effect of:
COLI policies	(0.1)	(0.1)	(0.1)	(0.2)
State income taxes	0.7	0.6	0.6	0.6
Flow through depreciation for plant-related differences	(6.3)	(7.8)	(6.5)	(8.0)
Federal tax credits	(0.1)	(0.6)	(0.1)	(0.6)
AFUDC equity	(0.4)	(0.7)	(0.4)	(0.7)
Amortization of federal investment tax credits	(0.5)	(0.4)	(0.6)	(0.4)
Stock compensation	—	—	(0.2)	—
Officer compensation limitation	0.4	0.9	0.5	0.9
Other	—	(0.2)	(0.1)	—
Effective income tax rate	14.7%	12.7%	14.1%	12.6%
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

Evergy Kansas Central, Evergy Kansas South, Evergy Metro and Evergy Missouri West conduct business in their respective service territories using the name Evergy. Collectively, the Evergy Companies have approximately 15,400 MWs of owned generating capacity and renewable power purchase agreements and engage in the generation, transmission, distribution and sale of electricity to approximately 1.7 million customers in the states of Kansas and Missouri. The Evergy Companies assess financial performance and allocate resources on a consolidated basis (i.e., operate in one segment).
Sibley Station
Evergy Missouri West retired its Sibley Station in 2018 and the retirement of Sibley Unit 3 met the criteria to be considered an abandonment. Evergy has classified the remaining net book value of Sibley Unit 3 as retired generation facilities within regulatory assets on its consolidated balance sheet and as of December 31, 2021, this amount was $123.4 million. Evergy Missouri West collects a full return of and on its investment in Sibley Station in current customer rates and has requested the continued return of and on its unrecovered investment in Sibley Station as part of its current rate case with the MPSC which was filed in January 2022.
In October 2019, the MPSC issued an AAO requiring Evergy Missouri West to defer to a regulatory liability all revenues collected from customers for return on investment, non-fuel operations and maintenance costs, taxes including accumulated deferred income taxes and all other costs associated with Sibley Station following its retirement in November 2018 to be considered in Evergy Missouri West's current rate case. Subsequent to the MPSC order in 2019, Evergy recorded a regulatory liability for the estimated amount of revenues that Evergy Missouri West had collected from customers for Sibley Station since December 2018 that Evergy had determined was probable of refund. This regulatory liability did not include revenues collected related to the return on investment in Sibley Station as Evergy determined that they were not probable of refund based on the relevant facts and circumstances. As of December 31, 2021, this Sibley AAO regulatory liability was $29.3 million.
In the third quarter of 2022, Evergy determined that the refund of revenues collected since December 2018 for return on investment in Sibley Station was now probable based on regulatory precedent from an August 2022 MPSC decision in a similar proceeding for an unaffiliated utility and the MPSC staff's position in Evergy Missouri West's current rate case. As a result of this determination, Evergy recorded a $47.5 million decrease to operating revenues on its consolidated statements of comprehensive income for the three months ended and year to date September 30, 2022, for the deferral to its Sibley AAO regulatory liability of revenues collected from customers for return on investment in Sibley Station since December 2018. The Sibley AAO regulatory liability had a total value as of September 30, 2022 of $84.7 million.
Based on the recent MPSC regulatory precedent, Evergy believes it is probable that the Sibley AAO regulatory liability will be offset for recovery purposes against its unrecovered investment in Sibley Unit 3 in its current rate case and as a result, has netted its Sibley AAO regulatory liability against its retired generation facilities regulatory asset for Sibley Unit 3 on its consolidated balance sheets as of September 30, 2022. Year to date September 30, 2022, the retired generation facilities regulatory asset has also been reduced by $7.1 million, primarily consisting of amortization expense equal to the depreciation expense for the asset reflected in retail rates.
Evergy also recorded a $6.0 million estimated impairment loss on Sibley Unit 3 on its consolidated statements of comprehensive income for the three months ended and year to date September 30, 2022, as it no longer expects to earn a return on its unrecovered investment in Sibley Unit 3 based on the regulatory precedent discussed above. As of September 30, 2022, and following the netting of the Sibley AAO regulatory liability, amortization expense and the estimated impairment loss recorded in the third quarter of 2022, Evergy's retired generation facilities regulatory asset for Sibley Unit 3 was $25.6 million.
The final value of Evergy's retired generation facilities regulatory asset for Sibley Unit 3 and any impairment loss will be determined by the MPSC in its rate order in Evergy Missouri West's current rate case, which is currently expected in November 2022, and could differ significantly from the amounts currently recorded. See "Abandoned Plant" in Note 1 and "Evergy Missouri West Other Proceedings" in Note 4 to the consolidated financial statements for additional information.

Evergy Missouri West February 2021 Winter Weather Event Securitization
In March 2022, Evergy Missouri West filed a petition for a financing order with the MPSC requesting authorization to finance its extraordinary fuel and purchased power costs incurred as part of the February 2021 winter weather event, including carrying costs, through the issuance of securitized bonds. Evergy Missouri West requested to repay the securitized bonds and collect the related amounts from customers over a period of approximately 15 years from the date of issuance of the securitized bonds.
In October 2022, the MPSC issued a financing order authorizing Evergy Missouri West to issue securitized bonds to recover its extraordinary fuel and purchased power costs incurred as part of the February 2021 winter weather event. As part of the order, the MPSC found that Evergy Missouri West's costs were prudently incurred, that it should only be allowed to recover 95% of its extraordinary fuel and purchased power costs consistent with the 5% sharing provision of its fuel recovery mechanism, that it should be allowed to recover carrying costs incurred since February 2021 at Evergy Missouri West's long-term debt rate of 5.06% and approved a 15 year repayment period for the bonds with a 17 year legal maturity.
In the third quarter of 2022, Evergy Missouri West recorded an increase of $15.0 million to its February 2021 winter weather event regulatory asset for the recovery of carrying charges granted in the MPSC's financing order. As of September 30, 2022, the value of Evergy Missouri West's February 2021 winter weather event regulatory asset was $303.1 million. Evergy Missouri West will continue to record carrying charges on its February 2021 winter weather event regulatory asset until it issues the securitized bonds authorized by the MPSC's financing order, which is currently expected in the first half of 2023.
Inflation Reduction Act
In August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law by President Biden. The IRA extends tax credits for renewable energy technologies intended to reduce the impacts of climate change. The Production Tax Credit (PTC) and Investment Tax Credit (ITC) have been extended or reinstated for certain renewable energy projects beginning before January 1, 2025. The definition of property eligible for the ITC has been expanded to include standalone energy storage with a capacity of at least 5kWh. Both tax credits make a bonus credit available if certain prevailing wage, apprenticeship and domestic content requirements are met. The IRA modified and extended the Alternative Fuel Refueling Property Credit to include property placed in service before December 31, 2032 and it also removes the limitation per location. The IRA created a Nuclear Power Production Tax Credit for taxable years beginning on or after January 1, 2024 through December 31, 2032. For taxable years beginning after December 31, 2022, certain renewable energy tax credits may be transferred to third parties. The IRA also implemented a new 15% corporate minimum tax based on modified GAAP net income and a 1% excise tax on stock buybacks.
The Evergy Companies anticipate utilizing the PTC and ITC for future renewable generation projects and are evaluating the Nuclear Power Production Tax Credit in connection with operations at Wolf Creek. The new corporate minimum tax and excise tax on stock buybacks are not expected to have a material impact on the Evergy Companies' operations or consolidated financial results and the Evergy Companies continue to evaluate the remaining IRA provisions for the effect on their future financial results.
Missouri Property Tax Tracker
In June 2022, Missouri Senate Bill (S.B.) 745 was signed into law by the Governor of Missouri and became effective in August 2022. Among other items, S.B. 745 includes a provision requiring Missouri electric utilities to defer to a regulatory asset or regulatory liability, as appropriate, any difference between state or local property tax expenses incurred and the amounts included in rates. Any amounts deferred to a regulatory asset or liability under this provision would be included in the electric utility's revenue requirement in subsequent rate cases and recovered over a reasonable period of time to be determined by the MPSC. Evergy Metro and Evergy Missouri West began deferring the amounts associated with S.B. 745 in the third quarter of 2022.

Renewable Generation Investment
In August 2022, Evergy Missouri West entered into an agreement with a renewable energy development company to purchase for approximately $250 million an operational wind farm located in the state of Oklahoma with a generating capacity of approximately 199 MW. Subject to customary regulatory approvals and closing conditions, this transaction is expected to close in the first half of 2023.
Regulatory Proceedings
See Note 4 to the consolidated financial statements for information regarding regulatory proceedings.
Wolf Creek Refueling Outage
Wolf Creek's most recent refueling outage began in October 2022 and the unit is expected to return to service in November 2022.
Earnings Overview
The following table summarizes Evergy's net income and diluted EPS.

	Three Months Ended September 30			Year to Date September 30
	2022	Change	2021	2022	Change	2021
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$428.2	$(21.2)	$449.4	$745.2	$(81.1)	$826.3
Earnings per common share, diluted	1.86	(0.09)	1.95	3.23	(0.37)	3.60
Net income attributable to Evergy, Inc. decreased for the three months ended September 30, 2022, compared to the same period in 2021, primarily due to the expected refund of amounts collected from customers for the return on investment of Sibley Station, higher depreciation expense, higher unrealized losses from various equity investments and higher interest expense; partially offset by higher retail sales in the third quarter of 2022 driven by higher weather-normalized demand and favorable weather, higher transmission revenue, higher interest and dividend income and lower income tax expense.
Diluted EPS decreased for the three months ended September 30, 2022, compared to the same period in 2021, primarily due to the decrease in net income attributable to Evergy, Inc. discussed above.
Net income attributable to Evergy, Inc. decreased year to date September 30, 2022, compared to the same period in 2021, primarily due to non-regulated energy marketing margins recognized in 2021 related to the February 2021 winter weather event, the expected refund of amounts collected from customers for the return on investment of Sibley Station, higher depreciation expense, higher property taxes, higher realized and unrealized losses from various equity investments and higher interest expense; partially offset by higher retail sales in 2022 driven by higher weather-normalized demand and favorable weather, higher transmission revenue, higher interest and dividend income and lower income tax expense.
Diluted EPS decreased year to date September 30, 2022, compared to the same period in 2021, primarily due to the decrease in net income attributable to Evergy discussed above.
For additional information regarding the change in net income, refer to the Evergy Results of Operations section within this MD&A.
Non-GAAP Measures
Evergy Utility Gross Margin (non-GAAP)
Utility gross margin (non-GAAP) is a financial measure that is not calculated in accordance with GAAP.  Utility gross margin (non-GAAP), as used by the Evergy Companies, is defined as operating revenues less fuel and purchased power costs and amounts billed by the SPP for network transmission costs. Expenses for fuel and purchased power costs, offset by wholesale sales margin, are subject to recovery through cost adjustment mechanisms.  As a result, changes in fuel and purchased power costs are offset in operating revenues with minimal impact on net income. In addition, SPP network transmission costs fluctuate primarily due to investments by SPP members for upgrades to the transmission grid within the SPP RTO.  As with fuel and purchased power costs, changes in SPP network transmission costs are mostly reflected in the prices charged to customers with minimal impact on net income. The Evergy Companies' definition of utility gross margin (non-GAAP) may differ from similar terms used by other companies.
Utility gross margin (non-GAAP) is intended to enhance an investor's overall understanding of results. Management believes that utility gross margin (non-GAAP) provides a meaningful basis for evaluating the Evergy Companies' operations across periods because utility gross margin (non-GAAP) excludes the revenue effect of fluctuations in fuel and purchased power costs and SPP network transmission costs.  Utility gross margin (non-GAAP) is used internally to measure performance against budget and in reports for management and the Evergy Board.  Utility gross margin (non-GAAP) should be viewed as a supplement to, and not a substitute for, gross margin, which is the most directly comparable financial measure prepared in accordance with GAAP. Gross margin under GAAP is defined as the excess of sales over cost of goods sold.
Utility gross margin (non-GAAP) differs from the GAAP definition of gross margin due to the exclusion of operating and maintenance expenses determined to be directly attributable to revenue-producing activities, depreciation and amortization and taxes other than income tax. See the Evergy Companies' Results of Operations for a reconciliation of utility gross margin (non-GAAP) to gross margin, the most comparable GAAP measure.
Adjusted Earnings (non-GAAP) and Adjusted EPS (non-GAAP)
Effective in the third quarter of 2022, the calculation of adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) excludes the revenues collected from customers for the return on investment of the retired Sibley Station in the current period and the subsequent deferral of the cumulative amount of revenues collected since December 2018 for expected future refunds to customers. See "Sibley Station" within this Executive Summary for additional information. Management believes that this is a more representative measure of Evergy's recurring earnings, assists in the comparability of results and is consistent with how management reviews performance. Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) for the three months ended and year to date September 30, 2021 have been recast, as applicable, to conform to the current year presentation.
Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) for the three months ended and year to date September 30, 2022, were $462.3 million or $2.01 per share and $789.7 million or $3.43 per share, respectively. For the three months ended and year to date September 30, 2021, Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) were $452.4 million or $1.97 per share and $768.1 million or $3.35 per share, respectively.
In addition to net income attributable to Evergy, Inc. and diluted EPS, Evergy's management uses adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) to evaluate earnings and EPS without i.) the income or costs resulting from non-regulated energy marketing margins from the February 2021 winter weather event; ii.) gains or losses related to equity investments subject to a restriction on sale; iii.) the revenues collected from customers for the return on investment of the retired Sibley Station in the current period and the subsequent deferral of the cumulative amount of revenues collected since December 2018 for expected future refunds to customers; iv.) the estimated impairment loss on Sibley Unit 3; v.) the mark-to-market impacts of economic hedges related to Evergy Kansas Central's non-regulated 8% ownership share of Jeffrey Energy Center; and vi.) costs resulting from executive transition, severance and advisor expenses.
Adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) are intended to enhance an investor's overall understanding of results. Management believes that adjusted earnings (non-GAAP) provides a meaningful basis for evaluating Evergy's operations across periods because it excludes certain items that management does not believe are indicative of Evergy's ongoing performance or that can create period to period earnings volatility.
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

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
Three Months Ended September 30	2022		2021
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$428.2	$1.86	$449.4	$1.95
Non-GAAP reconciling items:
Non-regulated energy marketing margin related to February 2021 winter weather event, pre-tax(a)	2.1	0.01	—	—
Sibley Station return on investment, pre-tax(b)	44.4	0.19	(3.1)	(0.01)
Mark-to-market impact of JEC economic hedges, pre-tax(c)	(10.3)	(0.04)	—	—
Non-regulated energy marketing costs related to February 2021 winter weather event, pre-tax(d)	0.3	—	1.9	0.01
Executive transition costs, pre-tax(e)	0.7	—	3.3	0.02
Advisor expenses, pre-tax(g)	0.6	—	1.2	—
Estimated impairment loss on Sibley Unit 3, pre-tax(h)	6.0	0.03	—	—
Income tax benefit(j)	(9.7)	(0.04)	(0.3)	—
Adjusted earnings (non-GAAP)	$462.3	$2.01	$452.4	$1.97

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
Year to Date September 30	2022		2021
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$745.2	$3.23	$826.3	$3.60
Non-GAAP reconciling items:
Non-regulated energy marketing margin related to February 2021 winter weather event, pre-tax(a)	2.1	0.01	(95.0)	(0.42)
Sibley Station return on investment, pre-tax(b)	38.2	0.17	(9.3)	(0.04)
Mark-to-market impact of JEC economic hedges, pre-tax(c)	(10.3)	(0.04)	—	—
Non-regulated energy marketing costs related to February 2021 winter weather event, pre-tax(d)	0.9	—	5.9	0.03
Executive transition costs, pre-tax(e)	0.7	—	10.6	0.05
Severance costs, pre-tax(f)	—	—	2.8	0.01
Advisor expenses, pre-tax(g)	3.1	0.01	8.4	0.04
Estimated impairment loss on Sibley Unit 3, pre-tax(h)	6.0	0.03	—	—
Restricted equity investment losses, pre-tax(i)	16.3	0.07	—	—
Income tax expense (benefit)(j)	(12.5)	(0.05)	18.4	0.08
Adjusted earnings (non-GAAP)	$789.7	$3.43	$768.1	$3.35
(a)Reflects non-regulated energy marketing margins related to the February 2021 winter weather event and are included in operating revenues on the consolidated statements of comprehensive income.
(b)Reflects revenues collected from customers for the return on investment of the retired Sibley Station in the current period and the subsequent deferral of the cumulative amount of revenues collected since December 2018 for expected future refunds to customers and are included in operating revenues on the consolidated statements of comprehensive income.
(c)Reflects mark to market gains or losses related to forward contracts for natural gas and electricity entered into as economic hedges against fuel price volatility related to Evergy Kansas Central's non-regulated 8% ownership share of JEC and are included in operating revenues on the consolidated statements of comprehensive income.
(d)Reflects non-regulated energy marketing incentive compensation costs related to the February 2021 winter weather event and are included in operating and maintenance expense on the consolidated statements of comprehensive income.
(e)Reflects costs associated with executive transition including inducement bonuses, severance agreements and other transition expenses and are included in operating and maintenance expense on the consolidated statements of comprehensive income.
(f)Reflects severance costs incurred associated with certain voluntary severance programs at the Evergy Companies and are included in operating and maintenance expense on the consolidated statements of comprehensive income.
(g)Reflects advisor expenses incurred associated with strategic planning and are included in operating and maintenance expense on the consolidated statements of comprehensive income.
(h)Reflects the estimated impairment loss on Sibley Unit 3 and is included in estimated impairment loss on Sibley Unit 3 on the consolidated statements of comprehensive income.
(i)Reflects losses related to equity investments which were subject to a restriction on sale and are included in investment earnings (loss) on the consolidated statements of comprehensive income.
(j)Reflects an income tax effect calculated at a statutory rate of approximately 22%, with the exception of certain non-deductible items.
ENVIRONMENTAL MATTERS
See Note 10 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 11 to the consolidated financial statements for information regarding related party transactions.

EVERGY RESULTS OF OPERATIONS
The following table summarizes Evergy's comparative results of operations.

	Three Months Ended September 30			Year to Date September 30
	2022	Change	2021	2022	Change	2021
	(millions)
Operating revenues	$1,909.1	$292.6	$1,616.5	$4,579.5	$114.9	$4,464.6
Fuel and purchased power	643.0	287.2	355.8	1,366.3	91.3	1,275.0
SPP network transmission costs	81.6	8.0	73.6	241.8	25.0	216.8
Operating and maintenance	266.2	1.0	265.2	801.2	0.6	800.6
Depreciation and amortization	233.2	8.2	225.0	694.3	24.8	669.5
Taxes other than income tax	100.7	4.5	96.2	302.9	13.9	289.0
Estimated impairment loss on Sibley Unit 3	6.0	6.0	—	6.0	6.0	—
Income from operations	578.4	(22.3)	600.7	1,167.0	(46.7)	1,213.7
Other income (expense), net	2.6	2.0	0.6	(41.6)	(38.4)	(3.2)
Interest expense	102.3	8.7	93.6	293.4	12.0	281.4
Income tax expense	49.5	(7.7)	57.2	83.1	(16.7)	99.8
Equity in earnings of equity method investees, net of income taxes	2.0	—	2.0	5.5	(0.6)	6.1
Net income	431.2	(21.3)	452.5	754.4	(81.0)	835.4
Less: Net income attributable to noncontrolling interests	3.0	(0.1)	3.1	9.2	0.1	9.1
Net income attributable to Evergy, Inc.	$428.2	$(21.2)	$449.4	$745.2	$(81.1)	$826.3

Gross Margin (GAAP) and Utility Gross Margin (non-GAAP)
The following tables summarize Evergy's gross margin (GAAP) and MWhs sold and reconciles Evergy's gross margin (GAAP) to Evergy's utility gross margin (non-GAAP). See "Executive Summary - Non-GAAP Measures", above for additional information regarding gross margin (GAAP) and utility gross margin (non-GAAP).

	Revenues and Expenses			MWhs Sold
Three Months Ended September 30	2022	Change	2021	2022	Change	2021
Retail revenues	(millions)			(thousands)
Residential	$746.6	$69.2	$677.4	5,245	110	5,135
Commercial	583.7	58.7	525.0	5,277	131	5,146
Industrial	197.2	31.2	166.0	2,357	64	2,293
Other retail revenues	(39.0)	(48.2)	9.2	33	1	32
Total electric retail	1,488.5	110.9	1,377.6	12,912	306	12,606
Wholesale revenues	250.6	145.6	105.0	5,591	(292)	5,883
Transmission revenues	101.3	11.0	90.3	N/A	N/A	N/A
Other revenues	68.7	25.1	43.6	N/A	N/A	N/A
Operating revenues	1,909.1	292.6	1,616.5	18,503	14	18,489
Fuel and purchased power	(643.0)	(287.2)	(355.8)
SPP network transmission costs	(81.6)	(8.0)	(73.6)
Operating and maintenance(a)	(138.8)	(4.4)	(134.4)
Depreciation and amortization	(233.2)	(8.2)	(225.0)
Taxes other than income tax	(100.7)	(4.5)	(96.2)
Gross margin (GAAP)	711.8	(19.7)	731.5
Operating and maintenance(a)	138.8	4.4	134.4
Depreciation and amortization	233.2	8.2	225.0
Taxes other than income tax	100.7	4.5	96.2
Utility gross margin (non-GAAP)	$1,184.5	$(2.6)	$1,187.1
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $127.4 million and $130.8 million for the three months ended September 30, 2022 and 2021, respectively.

	Revenues and Expenses			MWhs Sold
Year to Date September 30	2022	Change	2021	2022	Change	2021
Retail revenues	(millions)			(thousands)
Residential	$1,711.8	$177.9	$1,533.9	12,934	378	12,556
Commercial	1,452.3	158.8	1,293.5	13,921	383	13,538
Industrial	517.6	68.0	449.6	6,677	253	6,424
Other retail revenues	(20.2)	(46.3)	26.1	98	—	98
Total electric retail	3,661.5	358.4	3,303.1	33,630	1,014	32,616
Wholesale revenues	382.0	(280.5)	662.5	13,863	776	13,087
Transmission revenues	300.3	33.6	266.7	N/A	N/A	N/A
Other revenues	235.7	3.4	232.3	N/A	N/A	N/A
Operating revenues	4,579.5	114.9	4,464.6	47,493	1,790	45,703
Fuel and purchased power	(1,366.3)	(91.3)	(1,275.0)
SPP network transmission costs	(241.8)	(25.0)	(216.8)
Operating and maintenance(a)	(411.2)	(22.5)	(388.7)
Depreciation and amortization	(694.3)	(24.8)	(669.5)
Taxes other than income tax	(302.9)	(13.9)	(289.0)
Gross margin (GAAP)	1,563.0	(62.6)	1,625.6
Operating and maintenance(a)	411.2	22.5	388.7
Depreciation and amortization	694.3	24.8	669.5
Taxes other than income tax	302.9	13.9	289.0
Utility gross margin (non-GAAP)	$2,971.4	$(1.4)	$2,972.8
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $390.0 million and $411.9 million year to date September 30, 2022 and 2021, respectively.

Evergy's gross margin (GAAP) decreased $19.7 million for the three months ended September 30, 2022, compared to the same period in 2021 and Evergy's utility gross margin (non-GAAP) decreased $2.6 million for the three months ended September 30, 2022, compared to the same period in 2021, both measures were driven by:
•a $47.5 million decrease due to the deferral of revenues in the third quarter of 2022 for the expected refund of amounts collected from customers since December 2018 for the return on investment of the retired Sibley Station; partially offset by
•a $33.9 million increase primarily due to higher retail sales driven by higher weather-normalized demand and favorable weather (cooling degree days increased by 3%); and
•an $11.0 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2022.
Additionally, the decrease in Evergy's gross margin (GAAP) was also driven by:
•a $4.4 million increase in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by a $7.9 million increase in transmission and distribution operating and maintenance expenses, partially offset by a $2.1 million decrease in plant operating and maintenance expense at fossil-fuel generating units as further described below;
•an $8.2 million increase in depreciation and amortization as further described below; and
•a $4.5 million increase in taxes other than income taxes as further described below.

Evergy's gross margin (GAAP) decreased $62.6 million year to date September 30, 2022, compared to the same period in 2021 and Evergy's utility gross margin (non-GAAP) decreased $1.4 million year to date September 30, 2022, compared to the same period in 2021, both measures were driven by:
•a $97.1 million decrease in non-regulated energy marketing margins recognized at Evergy Kansas Central related to the February 2021 winter weather event;
•a $47.5 million decrease due to the deferral of revenues in the third quarter of 2022 for the expected refund of amounts collected from customers since December 2018 for the return on investment of the retired Sibley Station; and
•a $1.6 million net decrease due to other impacts from the February 2021 winter weather event driven by:
◦a $33.9 million decrease at Evergy Kansas Central driven by higher wholesale sales at its non-regulated 8% ownership share of JEC due to higher wholesale sale prices and MWhs sold in February 2021; partially offset by
◦a $20.9 million increase at Evergy Missouri West driven by $14.7 million of increased fuel and purchased power costs in February 2021 that are not currently recoverable from customers through its fuel recovery mechanism and $6.2 million related to a special requirements contract with an industrial customer; and
◦an $11.4 million increase at Evergy Metro primarily driven by jurisdictional allocation differences currently present between its fuel recovery mechanisms in Missouri and Kansas regarding its refund to customers for the net increase in wholesale revenues in February 2021; partially offset by
•a $111.2 million increase primarily due to higher retail sales driven by higher weather-normalized demand and favorable weather (cooling degree days increased by 7% and heating degree days increased by 2%); and
•a $33.6 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2022.
Additionally, the decrease in Evergy's gross margin (GAAP) was also driven by:
•a $22.5 million increase in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by a $13.7 million increase in transmission and distribution operating and maintenance expenses and a $9.1 million increase in plant and operating and maintenance expense at fossil-fuel generating units as further described below;
•a $24.8 million increase in depreciation and amortization as further described below; and
•a $13.9 million increase in taxes other than income taxes as further described below.
Operating and Maintenance
Evergy's operating and maintenance expense increased $1.0 million for the three months ended September 30, 2022, compared to the same period in 2021, primarily driven by:
•a $7.9 million increase in transmission and distribution operating and maintenance expenses primarily at Evergy Kansas Central and Evergy Missouri West driven by higher contractor costs and a $4.9 million increase in vegetation management costs in 2022; partially offset by
•a $2.6 million decrease in costs recorded in the third quarter of 2022 associated with executive transition, including inducement bonuses, severance agreements and other transition expenses;
•a $2.1 million decrease in plant operating and maintenance expense at fossil-fuel generating units primarily due to a $1.6 million decrease at Evergy Metro; and
•a $1.6 million decrease in costs incurred in the third quarter of 2022 at Evergy Kansas Central related to non-regulated energy marketing margins recognized during the February 2021 winter weather event.

Evergy's operating and maintenance expense increased $0.6 million year to date September 30, 2022, compared to the same period in 2021, primarily driven by:
•a $13.7 million increase in transmission and distribution operating and maintenance expenses at Evergy Kansas Central, Evergy Metro and Evergy Missouri West driven by higher contractor costs and a $5.8 million increase in vegetation management costs in 2022;
•a $9.1 million increase in plant operating and maintenance expense at fossil-fuel generating units primarily due to a $4.5 million increase at Evergy Kansas Central driven by major maintenance outages at JEC in 2022 and a $3.8 million increase at Evergy Metro driven by major maintenance outages at Iatan Unit 1 and La Cygne Unit 2 in 2022;
•a $4.3 million increase in program costs for energy efficiency programs under MEEIA in 2022, which have a direct offset in revenue; and
•a $2.0 million increase in injuries and damages expense primarily due to an increase in the reserves recorded at Evergy Kansas Central and Evergy Metro in 2022; partially offset by
•a $9.9 million decrease in costs recorded in 2022 associated with executive transition, including inducement bonuses, severance agreements and other transition expenses;
•a $5.3 million decrease in advisor expenses incurred in 2022 associated with strategic planning;
•a $5.0 million decrease in costs incurred in 2022 at Evergy Kansas Central related to non-regulated energy marketing margins recognized during the February 2021 winter weather event;
•a $5.0 million decrease in certain labor and employee benefits expenses; and
•a $2.8 million decrease in voluntary severance expenses due to a $2.6 million decrease at Evergy Kansas Central, Evergy Metro and Evergy Missouri West related to Evergy voluntary exit programs in 2021 and $0.2 million in voluntary severance expenses incurred at Evergy Kansas Central and Evergy Metro related to Wolf Creek voluntary exit programs.
Depreciation and Amortization
Evergy's depreciation and amortization increased $8.2 million for the three months ended September 30, 2022 and $24.8 million year to date September 30, 2022, compared to the same periods in 2021, driven by higher capital additions at Evergy Kansas Central and Evergy Metro in 2022.
Taxes Other Than Income Tax
Evergy's taxes other than income tax increased $4.5 million for the three months ended September 30, 2022 and $13.9 million year to date September 30, 2022, compared to the same periods in 2021, driven by an increase in property taxes in Missouri and Kansas primarily due to higher assessed property tax values.
Estimated Impairment Loss on Sibley Unit 3
Evergy's estimated impairment loss on Sibley Unit 3 increased $6.0 million for the three months ended and year to date September 30, 2022, compared to the same periods in 2021, due to the recording of an impairment charge on Evergy Missouri West's regulatory asset for retired generation facilities related to Sibley Unit 3 in the third quarter of 2022. See "Abandoned Plant" in Note 1 of the consolidated financial statements for additional information.
Other Income (Expense), Net
Evergy's other income, net increased $2.0 million for the three months ended September 30, 2022, primarily driven by:
•a $16.0 million increase in interest and dividend income primarily due to $15.0 million of carrying charges recorded by Evergy Missouri West in the third quarter of 2022 associated with its regulatory asset for fuel and purchased power costs related to the February 2021 winter weather event, driven by an MPSC order allowing for their recovery as part of Evergy Missouri West's securitization financing request; partially offset by

•a $10.4 million decrease due to a $5.2 million realized gain from the sale of an equity investment in the third quarter of 2021 and a $5.1 million decrease due to unrealized losses from various equity investments in the third quarter of 2022; and
•$3.0 million of other income recorded in the third quarter of 2021 related to a contract termination fee.
Evergy's other expense, net increased $38.4 million year to date September 30, 2022, compared to the same period in 2021, primarily driven by:
•a $27.3 million increase due to losses from equity investments primarily driven by a $16.3 million loss related to Evergy's equity investment in an early-stage energy solutions company that was sold in March 2022 through a share forward agreement which was completed in June 2022 (see "Evergy Equity Investment" in Note 1 of the consolidated financial statements for additional information), a $5.9 million increase due to lower unrealized gains from various equity investments in 2022 and a $5.2 million realized gain from the sale of an equity investment in the third quarter of 2021;
•a $6.0 million increase due to recording lower Evergy Kansas Central COLI benefits in 2022; and
•$6.1 million of other income recorded in 2021 related to contract termination fees; partially offset by
•a $16.6 million increase in interest and dividend income primarily due to $15.0 million of carrying charges recorded by Evergy Missouri West in the third quarter of 2022 associated with its regulatory asset for fuel and purchased power costs related to the February 2021 winter weather event, driven by an MPSC order allowing for their recovery as part of Evergy Missouri West's securitization financing request.
Interest Expense
Evergy's interest expense increased $8.7 million for the three months ended September 30, 2022, compared to the same period in 2021, primarily driven by:
•a $14.2 million increase in interest expense on short-term borrowings primarily due to higher short-term debt balances and weighted-average interest rates for Evergy, Inc., Evergy Kansas Central and Evergy Missouri West in 2022; partially offset by
•a $1.7 million decrease due to the repayment of Evergy Missouri West's $80.9 million of 8.27% Senior Notes at maturity in November 2021.
Evergy's interest expense increased $12.0 million year to date September 30, 2022, compared to the same period in 2021, primarily driven by:
•a $19.9 million increase in interest expense on short-term borrowings primarily due to higher short-term debt balances and weighted-average interest rates for Evergy, Inc., Evergy Kansas Central and Evergy Missouri West in 2022; partially offset by
•a $5.0 million decrease due to the repayment of Evergy Missouri West's $80.9 million of 8.27% Senior Notes at maturity in November 2021.
Income Tax Expense
Evergy's income tax expense decreased $7.7 million for the three months ended September 30, 2022, compared to the same period in 2021, primarily driven by lower pre-tax income in the third quarter of 2022.
Evergy's income tax expense decreased $16.7 million year to date September 30, 2022, compared to the same period in 2021, primarily driven by lower pre-tax income in 2022.
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
Short-Term Borrowings
As of September 30, 2022, Evergy had $1.3 billion of available borrowing capacity under its master credit facility. The available borrowing capacity under the master credit facility consisted of $449.3 million for Evergy, Inc., $361.7 million for Evergy Kansas Central, $350.0 million for Evergy Metro and $115.9 million for Evergy Missouri West. The Evergy Companies' borrowing capacity under the master credit facility also supports their issuance of commercial paper. See Note 7 to the consolidated financial statements for more information regarding the master credit facility. Along with cash flows from operations and receivable sales facilities, Evergy generally uses borrowings under its master credit facility and the issuance of commercial paper to meet its day-to-day cash flow requirements. Evergy believes that its existing cash on hand and available borrowing capacity under its master credit facility provide sufficient liquidity for its existing capital requirements.
In February 2022, Evergy, Inc. entered into a $500.0 million unsecured Term Loan Facility that expires in February 2023. As of September 30, 2022, Evergy had borrowed $500.0 million under the Term Loan Facility. Evergy's borrowings under the Term Loan Facility were used for, among other things, working capital, capital expenditures and general corporate purposes.
Significant Debt Issuances
See Note 8 to the consolidated financial statements for information regarding significant debt issuances.
Pensions
Year to date September 30, 2022, Evergy made pension contributions of $29.9 million. Evergy expects to make additional pension contributions of $53.9 million in 2022 to satisfy ERISA funding requirements and KCC and MPSC rate orders, of which $8.5 million is expected to be paid by Evergy Kansas Central and $45.4 million is expected to be paid by Evergy Metro. Also in 2022, Evergy expects to make additional post-retirement benefit contributions of $1.6 million.
Debt Covenants
As of September 30, 2022, Evergy was in compliance with all debt covenants under the master credit facility, the Term Loan Facility and certain debt instruments that contain restrictions that require the maintenance of certain capitalization and leverage ratios. See Note 7 to the consolidated financial statements for more information.
Regulatory Authorizations
The following table summarizes the regulatory short-term and long-term debt financing authorizations for Evergy Kansas Central, Evergy Kansas South, Evergy Metro and Evergy Missouri West and the remaining amount available under these authorizations as of September 30, 2022.

Type of Authorization	Commission	Expiration Date	Authorization Amount	Available Under Authorization
Evergy Kansas Central & Evergy Kansas South			(in millions)
Short-Term Debt	FERC	December 2022	$1,250.0	$611.8
Evergy Metro
Short-Term Debt	FERC	December 2022	$1,250.0	$1,250.0
Evergy Missouri West
Short-Term Debt	FERC	December 2022	$750.0	$27.4
Long-Term Debt(a)	FERC	October 2024	$600.0	$600.0
(a)In October 2022, FERC approved Evergy Missouri West's long-term debt authorization request.

In September 2022, Evergy Kansas Central, Evergy Kansas South, Evergy Metro and Evergy Missouri West filed requests with FERC to have outstanding at any one time up to $1,250.0 million (combined for both Evergy Kansas Central and Evergy Kansas South), $1,250.0 million and $750.0 million in short-term debt instruments, respectively, through December 2024. FERC is expected to issue an order regarding this request by November 15, 2022.
In September 2022, Evergy Missouri West filed a request with FERC to issue up to a total of $600.0 million in long-term debt instruments for a two-year authorization period beginning on the date of the FERC approval. FERC approved this request in October 2022.
Cash Flows
The following table presents Evergy's cash flows from operating, investing and financing activities.

Year to Date September 30	2022	2021
	(millions)
Cash Flows from Operating Activities	$1,477.7	$1,036.0
Cash Flows used in Investing Activities	(1,625.1)	(1,349.1)
Cash Flows from Financing Activities	145.9	193.5
Cash Flows from Operating Activities
Evergy's cash flows from operating activities increased $441.7 million year to date September 30, 2022, compared to the same period in 2021, primarily driven by:
•$371.8 million of cash payments for net fuel and purchased power costs during the February 2021 winter weather event; and
•a $280.7 million increase in cash receipts for retail electric sales in 2022 primarily due to higher weather-normalized demand and favorable weather; partially offset by
•$89.2 million of cash receipts related to non-regulated energy marketing margins earned during the February 2021 winter weather event.
Cash Flows used in Investing Activities
Evergy's cash flows used in investing activities increased $276.0 million year to date September 30, 2022, compared to the same period in 2021, primarily driven by a $219.9 million increase in additions to property, plant and equipment due to increases at Evergy Kansas Central, Evergy Metro and Evergy Missouri West of $76.9 million, $100.1 million and $47.0 million, respectively, primarily due to increased spending for a variety of capital projects including transmission and distribution projects related to grid resiliency and other infrastructure improvements.
Cash Flows from Financing Activities
Evergy's cash flows from financing activities decreased $47.6 million year to date September 30, 2022, compared to the same period in 2021, primarily driven by:
•a $250.4 million decrease in proceeds from long-term debt, net due to Evergy Missouri West's issuance of $500.0 million of Series A, B and C Senior Notes in April 2021, partially offset by Evergy Missouri West's issuance of $250.0 million of 3.75% First Mortgage Bonds in March 2022; and
•$112.5 million of Evergy common stock issued in April 2021 pursuant to a securities purchase agreement with an affiliate of Bluescape Energy Partners, LLC (Bluescape); partially offset by
•a $261.3 million increase in short-term debt borrowings driven by higher borrowings of $159.2 million at Evergy Missouri West, $53.9 million at Evergy, Inc. and $48.2 million at Evergy Kansas Central, primarily due to higher capital expenditures in 2022 and for general corporate purposes; and
•a $60.9 million decrease in the repayment of borrowings against cash surrender value of corporate-owned life insurance primarily due to a higher number of policy settlements in 2021.

EVERGY KANSAS CENTRAL, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Kansas Central is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Kansas Central's comparative results of operations.

Year to Date September 30	2022	Change	2021
	(millions)
Operating revenues	$2,359.3	$81.9	$2,277.4
Fuel and purchased power	629.2	85.5	543.7
SPP network transmission costs	241.8	25.0	216.8
Operating and maintenance	402.3	14.4	387.9
Depreciation and amortization	361.9	12.8	349.1
Taxes other than income tax	163.3	10.1	153.2
Income from operations	560.8	(65.9)	626.7
Other expense, net	(26.9)	(24.5)	(2.4)
Interest expense	131.7	11.5	120.2
Income tax expense	23.5	(22.2)	45.7
Equity in earnings of equity method investees, net of income taxes	3.1	0.1	3.0
Net income	381.8	(79.6)	461.4
Less: Net income attributable to noncontrolling interests	9.2	0.1	9.1
Net income attributable to Evergy Kansas Central, Inc.	$372.6	$(79.7)	$452.3

Evergy Kansas Central Gross Margin (GAAP) and Utility Gross Margin (non-GAAP)
The following table summarizes Evergy Kansas Central's gross margin (GAAP) and MWhs sold and reconciles Evergy Kansas Central's gross margin (GAAP) to Evergy Kansas Central's utility gross margin (non-GAAP). See "Executive Summary - Non-GAAP Measures", above for additional information regarding gross margin (GAAP) and utility gross margin (non-GAAP).

	Revenues and Expenses			MWhs Sold
Year to Date September 30	2022	Change	2021	2022	Change	2021
Retail revenues	(millions)			(thousands)
Residential	$762.0	$104.7	$657.3	5,487	228	5,259
Commercial	625.9	89.1	536.8	5,615	148	5,467
Industrial	346.7	53.7	293.0	4,299	193	4,106
Other retail revenues	13.2	0.3	12.9	30	—	30
Total electric retail	1,747.8	247.8	1,500.0	15,431	569	14,862
Wholesale revenues	288.4	(114.3)	402.7	8,655	749	7,906
Transmission revenues	269.8	28.3	241.5	N/A	N/A	N/A
Other revenues	53.3	(79.9)	133.2	N/A	N/A	N/A
Operating revenues	2,359.3	81.9	2,277.4	24,086	1,318	22,768
Fuel and purchased power	(629.2)	(85.5)	(543.7)
SPP network transmission costs	(241.8)	(25.0)	(216.8)
Operating and maintenance (a)	(200.5)	(6.2)	(194.3)
Depreciation and amortization	(361.9)	(12.8)	(349.1)
Taxes other than income tax	(163.3)	(10.1)	(153.2)
Gross margin (GAAP)	762.6	(57.7)	820.3
Operating and maintenance (a)	200.5	6.2	194.3
Depreciation and amortization	361.9	12.8	349.1
Taxes other than income tax	163.3	10.1	153.2
Utility gross margin (non-GAAP)	$1,488.3	$(28.6)	$1,516.9
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $201.8 million and $193.6 million year to date September 30, 2022 and 2021, respectively.

Evergy Kansas Central's gross margin (GAAP) decreased $57.7 million year to date September 30, 2022, compared to the same period in 2021 and Evergy Kansas Central's utility gross margin (non-GAAP) decreased $28.6 million year to date September 30, 2022, compared to the same period in 2021, both measures were driven by:
•a $97.1 million decrease in non-regulated energy marketing margins recognized at Evergy Kansas Central related to the February 2021 winter weather event; and
•a $33.9 million decrease related to other impacts from the February 2021 winter weather event driven by higher wholesale sales at Evergy Kansas Central's non-regulated 8% ownership share of JEC due to higher wholesale prices and MWhs sold in February 2021; partially offset by
•a $74.1 million increase primarily due to higher retail sales driven by higher weather-normalized demand and favorable weather (cooling degree days increased by 15%); and
•a $28.3 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2022.
Additionally, the decrease in Evergy Kansas Central's gross margin (GAAP) was also driven by:
•a $6.2 million increase in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by a $4.5 million increase in operating and maintenance expense at fossil-fuel generating units and a $1.5 million increase in transmission and distribution operating and maintenance expenses as described further below;

•a $12.8 million increase in depreciation and amortization expense as described further below; and
•a $10.1 million increase in taxes other than income taxes as described further below.
Evergy Kansas Central Operating and Maintenance
Evergy Kansas Central's operating and maintenance expense increased $14.4 million year to date September 30, 2022, compared to the same period in 2021, primarily driven by:
•a $10.8 million increase in costs billed for common use assets in 2022 from Evergy Metro related to facilities and software assets;
•a $4.5 million increase in plant operating and maintenance expense at fossil-fuel generating units driven by major maintenance outages at JEC in 2022;
•a $2.9 million increase in certain labor and employee benefits expenses;
•a $1.5 million increase in transmission and distribution operating and maintenance expenses primarily driven by higher contractor costs; and
•a $1.2 million increase in injuries and damages expense primarily due to an increase in the reserve recorded in 2022; partially offset by
•a $6.9 million decrease in costs recorded in 2022 associated with executive transition, including inducement bonuses, severance agreements and other transition expenses;
•a $5.0 million decrease in costs incurred in 2022 related to non-regulated energy marketing margins recognized during the February 2021 winter weather event.
Evergy Kansas Central Depreciation and Amortization
Evergy Kansas Central's depreciation and amortization expense increased $12.8 million year to date September 30, 2022, compared to the same period in 2021, primarily driven by higher capital additions in 2022.
Evergy Kansas Central Taxes Other Than Income Tax
Evergy Kansas Central's taxes other than income tax increased $10.1 million year to date September 30, 2022, compared to the same period in 2021, driven by an increase in property taxes in Kansas primarily due to higher assessed property tax values.
Evergy Kansas Central Other Expense, Net
Evergy Kansas Central's other expense, net increased $24.5 million year to date September 30, 2022, compared to the same period in 2021, primarily driven by:
•a $6.0 million increase due to recording lower COLI benefits in 2022;
•a $5.7 million decrease in investment earnings primarily due to $5.5 million of higher net unrealized losses in Evergy Kansas Central's rabbi trust in 2022;
•a $4.7 million increase due to lower equity AFUDC primarily driven by higher average short-term debt balances in 2022; and
•$2.8 million of other income recorded in 2021 related to contract termination fees.
Evergy Kansas Central Interest Expense
Evergy Kansas Central's interest expense increased $11.5 million year to date September 30, 2022, compared to the same period in 2021, primarily driven by a $7.0 million increase in interest expense on short-term borrowings primarily due to higher short-term debt balances and weighted-average interest rates in 2022.
Evergy Kansas Central Income Tax Expense
Evergy Kansas Central's income tax expense decreased $22.2 million year to date September 30, 2022, compared to the same period in 2021, primarily driven by lower pre-tax income in 2022.

EVERGY METRO, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Metro is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Metro's comparative results of operations.

Year to Date September 30	2022	Change	2021
	(millions)
Operating revenues	$1,564.4	$37.7	$1,526.7
Fuel and purchased power	487.2	(2.1)	489.3
Operating and maintenance	240.8	(21.3)	262.1
Depreciation and amortization	252.2	13.9	238.3
Taxes other than income tax	100.0	2.8	97.2
Income from operations	484.2	44.4	439.8
Other expense, net	(11.3)	(1.7)	(9.6)
Interest expense	81.5	(1.7)	83.2
Income tax expense	55.2	11.5	43.7
Net income	$336.2	$32.9	$303.3

Evergy Metro Gross Margin (GAAP) and Utility Gross Margin (non-GAAP)
The following table summarizes Evergy Metro's gross margin (GAAP) and MWhs sold and reconciles Evergy Metro's gross margin (GAAP) to Evergy Metro's utility gross margin (non-GAAP). See "Executive Summary - Non-GAAP Measures", above for additional information regarding gross margin (GAAP) and utility gross margin (non-GAAP).

	Revenues and Expenses			MWhs Sold
Year to Date September 30	2022	Change	2021	2022	Change	2021
Retail revenues	(millions)			(thousands)
Residential	$600.7	50.1	$550.6	4,502	90	4,412
Commercial	589.7	47.2	542.5	5,700	128	5,572
Industrial	98.8	6.9	91.9	1,295	46	1,249
Other retail revenues	8.6	0.9	7.7	53	—	53
Total electric retail	1,297.8	105.1	1,192.7	11,550	264	11,286
Wholesale revenues	86.6	(150.7)	237.3	4,874	(84)	4,958
Transmission revenues	14.4	1.6	12.8	N/A	N/A	N/A
Other revenues	165.6	81.7	83.9	N/A	N/A	N/A
Operating revenues	1,564.4	37.7	1,526.7	16,424	180	16,244
Fuel and purchased power	(487.2)	2.1	(489.3)
Operating and maintenance (a)	(154.1)	(7.8)	(146.3)
Depreciation and amortization	(252.2)	(13.9)	(238.3)
Taxes other than income tax	(100.0)	(2.8)	(97.2)
Gross margin (GAAP)	570.9	15.3	555.6
Operating and maintenance (a)	154.1	7.8	146.3
Depreciation and amortization	252.2	13.9	238.3
Taxes other than income tax	100.0	2.8	97.2
Utility gross margin (non-GAAP)	$1,077.2	$39.8	$1,037.4
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $86.7 million and $115.8 million year to date September 30, 2022 and 2021, respectively.

Evergy Metro's gross margin (GAAP) increased $15.3 million year to date September 30, 2022, compared to the same period in 2021 and Evergy Metro's utility gross margin (non-GAAP) increased $39.8 million year to date September 30, 2022, compared to the same period in 2021, both measures were driven by:
•a $28.4 million increase primarily due to higher retail sales driven by higher weather-normalized demand and favorable weather (heating degree days increased by 4%); and
•an $11.4 million increase due to impacts from the February 2021 winter weather event driven by jurisdictional allocation differences currently present between Evergy Metro's fuel recovery mechanisms in Missouri and Kansas regarding its refund to customers for the net increase in wholesale revenues in February 2021.
Additionally, the increase in Evergy Metro's gross margin (GAAP) was also partially offset by:
•a $7.8 million increase in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by a $5.6 million increase in transmission and distribution operating and maintenance expenses and a $3.8 million increase in plant operating and maintenance expense at fossil-fuel generating units as described further below;
•a $13.9 million increase in depreciation and amortization expense as described further below; and
•a $2.8 million increase in taxes other than income taxes as described further below.

Evergy Metro Operating and Maintenance
Evergy Metro's operating and maintenance expense decreased $21.3 million year to date September 30, 2022, compared to the same period in 2021, primarily driven by:
•a $10.1 million decrease due to higher costs billed for common use assets in 2022, primarily to Evergy Kansas Central related to facilities and software assets;
•a $9.0 million decrease in certain labor and employee benefits expenses; and
•a $2.3 million decrease in costs recorded in 2022 associated with executive transition, including inducement bonuses, severance agreements and other transition expenses; partially offset by
•a $5.6 million increase in various transmission and distribution operating and maintenance expenses primarily due to higher contractor costs and a $3.8 million increase in vegetation management costs in 2022; and
•a $3.8 million increase in plant operating and maintenance expense at fossil-fuel generating units driven by major maintenance outages at Iatan Unit 1 and La Cygne Unit 2 in 2022.
Evergy Metro Depreciation Expense
Evergy Metro's depreciation and amortization expense increased $13.9 million year to date September 30, 2022, compared to the same period in 2021, primarily driven by higher capital additions in 2022.
Evergy Metro Taxes Other Than Income Tax
Evergy Metro's taxes other than income tax increased $2.8 million year to date September 30, 2022, compared to the same period in 2021, driven by an increase in property taxes in Missouri and Kansas primarily due to higher assessed property tax values.
Evergy Metro Income Tax Expense
Evergy Metro's income tax expense increased $11.5 million year to date September 30, 2022, compared to the same period in 2021, primarily driven by higher pre-tax income in 2022.
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

Changes in Internal Control Over Financial Reporting
There has been no change in Evergy’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Kansas Central’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Metro’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities
The following table provides information regarding purchases by Evergy of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2022.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased(a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 -31	1,949	$66.81	—	—
August 1 - 31	—	—	—	—
September 1 - 30	707	70.03	—	—
Total	2,656	$67.67	—	—
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

EVERGY, INC.

Dated:	November 3, 2022	By: /s/ Kirkland B. Andrews
(Kirkland B. Andrews)
(Executive Vice President and Chief Financial Officer)

EVERGY KANSAS CENTRAL, INC.

Dated:	November 3, 2022	By: /s/ Kirkland B. Andrews
(Kirkland B. Andrews)
(Executive Vice President and Chief Financial Officer)

EVERGY METRO, INC.

Dated:	November 3, 2022	By: /s/ Kirkland B. Andrews
(Kirkland B. Andrews)
(Executive Vice President and Chief Financial Officer)