Form 10-K
period 2022-12-31
Evergy, Inc.; EVERGY METRO, INC.; EVERGY KANSAS CENTRAL, INC.
filed 2023-02-24
CIK 1711269, 54476, 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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
(a Missouri corporation)
1200 Main Street
Kansas City, Missouri 64105
(816) 556-2200

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Evergy, Inc. common stock	EVRG	The Nasdaq Stock Market LLC

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
The aggregate market value of the voting and non-voting common equity held by non-affiliates of Evergy, Inc. (based on the closing price of its common stock on the New York Stock Exchange on June 30, 2022) was approximately $14,786,156,340. All of the common equity of Evergy Kansas Central, Inc. and Evergy Metro, Inc. is held by Evergy, Inc.

On February 17, 2023, Evergy, Inc. had 229,568,060 shares of common stock outstanding.

On February 17, 2023, Evergy Kansas Central, Inc. and Evergy Metro, Inc. each had one share of common stock outstanding and held by Evergy, Inc.

Evergy Kansas Central, Inc. and Evergy Metro, Inc. meet the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format.
Documents Incorporated by Reference
Portions of the 2023 annual meeting proxy statement of Evergy, Inc. to be filed with the Securities and Exchange Commission are incorporated by reference in Part III of this report.

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
In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Evergy Companies are providing a number of risks, uncertainties and other factors that could cause actual results to differ from the forward-looking information. These risks, uncertainties and other factors include, but are not limited to: economic and weather conditions and any impact on sales, prices and costs; changes in business strategy or operations; the impact of federal, state and local political, legislative, judicial and regulatory actions or developments, including deregulation, re-regulation, securitization and restructuring of the electric utility industry; decisions of regulators regarding, among other things, customer rates and the prudency of operational decisions such as capital expenditures and asset retirements; changes in applicable laws, regulations, rules, principles or practices, or the interpretations thereof, governing tax, accounting and environmental matters, including air and water quality and waste management and disposal; the impact of climate change, including increased frequency and severity of significant weather events and the extent to which counterparties are willing to do business with, finance the operations of or purchase energy from the Evergy Companies due to the fact that the Evergy Companies operate coal-fired generation; prices and availability of electricity and natural gas in wholesale markets; market perception of the energy industry and the Evergy Companies; the impact of the Coronavirus (COVID-19) pandemic on, among other things, sales, results of operations, financial condition, liquidity and cash flows, and also on operational issues, such as supply chain issues and the availability and ability of the Evergy Companies' employees and suppliers to perform the functions that are necessary to operate the Evergy Companies; changes in the energy trading markets in which the Evergy Companies participate, including retroactive repricing of transactions by regional transmission organizations (RTO) and independent system operators; financial market conditions and performance, including changes in interest rates and credit spreads and in availability and cost of capital and the effects on derivatives and hedges, nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; the transition to a replacement for the London Interbank Offered Rate (LIBOR) benchmark interest rate; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of physical and cybersecurity breaches, criminal activity, terrorist attacks, acts of war and other disruptions to the Evergy Companies' facilities or information technology infrastructure or the facilities and infrastructure of third-party service providers on which the Evergy Companies rely; impact of the Russian, Ukrainian conflict on the global energy market, ability to carry out marketing and sales plans; cost, availability, quality and timely provision of equipment, supplies, labor and fuel; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; delays and cost increases of generation, transmission, distribution or other projects; the Evergy Companies' ability to manage their transmission and distribution development plans and transmission joint ventures; the inherent risks associated with the ownership and operation of a nuclear facility, including environmental, health, safety, regulatory and financial risks; workforce risks, including those related to the Evergy Companies' ability to attract and retain qualified personnel, maintain satisfactory relationships with their labor unions and manage costs of, or changes in, wages, retirement, health care and other benefits; disruption, costs and uncertainties caused by or related to the actions of individuals or entities, such as activist shareholders or special interest groups, that seek to influence Evergy's strategic plan, financial results or operations; the impact of changing expectations and demands of the Evergy Companies' customers, regulators, investors and stakeholders, including heightened emphasis on environmental, social and governance concerns; the possibility that strategic initiatives, including mergers, acquisitions and divestitures, and long-term financial plans, may not create the value that they are expected to achieve in a timely manner or at all; difficulties in maintaining relationships with customers, employees, regulators or suppliers; and other risks and uncertainties.

This list of factors is not all-inclusive because it is not possible to predict all factors. You should also carefully consider the information contained in the Evergy Companies' other filings with the Securities and Exchange Commission (SEC). Additional risks and uncertainties are discussed from time to time in current, quarterly and annual reports filed by the Evergy Companies with the SEC. Each forward-looking statement speaks only as of the date of the particular statement. The Evergy Companies undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.
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
Evergy Kansas Central, Evergy Kansas South, Evergy Metro, and Evergy Missouri West conduct business in their respective service territories using the name Evergy. The Evergy Companies assess financial performance and allocate resources on a consolidated basis (i.e., operate in one segment). Evergy serves approximately 1,652,200 customers located in Kansas and Missouri. Customers include approximately 1,444,900 residences, 199,500 commercial firms and 7,800 industrials, municipalities and other electric utilities. Evergy is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter.

Evergy expects to continue operating its integrated utilities within the currently existing regulatory frameworks and is focused on empowering a better future for its customers, communities, employees and shareholders. The core tenets of Evergy's strategy are as follows:
•Affordability – operating the business cost-effectively and investing in technology and infrastructure to keep rates affordable and improve regional rate competitiveness; mitigating fuel and purchased power volatility by investing in a diverse generation fleet;
•Reliability – targeting transmission and distribution infrastructure investment to support reliability, flexibility, public safety, and resiliency; deploying new technology to improve preventive maintenance and customer restoration times; and
•Sustainability - investing at sustainable capital expenditure levels to maintain reliability and customer affordability for the long-term and balancing clean energy investment to continue fuel diversification and enable a responsible generation portfolio transition.
See Item 7, Management's Discussion and Analysis of Financial Operations (MD&A) - Executive Summary – Strategy, for additional information.
The table below summarizes the percentage of Evergy's revenues by customer classification.

	2022	2021	2020
Residential	37%	34%	39%
Commercial	32%	30%	33%
Industrial	12%	11%	12%
Wholesale	9%	13%	5%
Transmission	6%	6%	6%
Other	4%	6%	5%
Total	100%	100%	100%
The table below summarizes the percentage of Evergy's retail electricity sales by customer class.

	2022	2021	2020
Residential	38%	37%	38%
Commercial	42%	42%	42%
Industrial	20%	21%	20%
Total	100%	100%	100%
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

The table below summarizes the rate orders in effect for Evergy Kansas Central's, Evergy Metro's and Evergy Missouri West's retail rate jurisdictions.

	Regulator	Allowed Return on Equity	Rate-Making Equity Ratio	Effective Date
Evergy Kansas Central (a)	KCC	9.3%	51.46%	September 2018
Evergy Metro - Kansas	KCC	9.3%	49.09%	December 2018
Evergy Metro - Missouri	MPSC	(b)	(b)	January 2023
Evergy Missouri West	MPSC	(b)	(b)	January 2023
(a) The KCC establishes rates for Evergy Kansas Central and Evergy Kansas South on a consolidated basis.
(b) Evergy Metro's and Evergy Missouri West's current MPSC rate orders do not contain an allowed return on equity or rate-making equity ratio.
Evergy expects its 2023 Kansas and Missouri jurisdictional retail revenues to be approximately 60% and 40%, respectively, based on historical averages of Evergy Kansas Central's, Evergy Metro's and Evergy Missouri West's total retail revenues.
See Item 7, MD&A, Critical Accounting Policies section, and Note 4 to the consolidated financial statements for additional information concerning regulatory matters.
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
The SPP Integrated Marketplace is similar to other RTO or Independent System Operator (ISO) markets currently operating in other regions of the United States.
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

Evergy's total capacity by fuel type, including both owned generating capacity and power purchase agreements, is detailed in the table below.

Fuel Type	Estimated 2023 MW Capacity	Percent of Total Capacity
Coal	5,916	38%
Wind (a)	4,326	28
Natural gas and oil	3,998	26
Uranium	1,106	7
Solar, landfill gas and hydroelectric (b)	78	1
Total capacity	15,424	100%
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
Evergy's projected peak summer demand for 2023 is approximately 10,200 MWs. Evergy expects to meet its projected capacity requirements for 2023 with its existing generation assets and power purchases. See "Transitioning Evergy's Generation Fleet" below for further information regarding Evergy's long-term strategy with regards to its generating assets and power purchases.
Evergy Kansas Central, Evergy Metro and Evergy Missouri West are members of the SPP. The SPP is a FERC-approved RTO with the responsibility to ensure reliable power supply, adequate transmission infrastructure and competitive wholesale electricity prices in the region. As SPP members, Evergy Kansas Central, Evergy Metro and Evergy Missouri West are required to maintain a minimum reserve margin of 15%. This net positive supply of capacity is maintained through generation asset ownership, capacity agreements, power purchase agreements and peak demand reduction programs. The reserve margin is designed to support reliability of the region's electric supply.
Environmental Matters
The Evergy Companies are subject to extensive and evolving federal, state and local environmental laws, regulations and permit requirements relating to air and water quality, waste management and hazardous substance disposal, protected natural resources (such as wetlands, endangered species and other protected wildlife) and health and safety. For example, Evergy Kansas Central, Evergy Metro and Evergy Missouri West combust large amounts of fossil fuels in the production of electricity, which results in significant emissions of carbon dioxide (CO2) and other greenhouse gases (GHG). Federal legislation regulates the emission of GHGs and numerous states and regions have adopted programs to stabilize or reduce GHG emissions. The Environmental Protection Agency (EPA), the Kansas Department of Health and Environment (KDHE) and the Missouri Department of Natural Resources (MDNR) regulate emissions under the Clean Air Act (CAA), water under the Clean Water Act (CWA) and waste management under the Resource Conservation and Recovery Act (RCRA), among other laws and regulations. See Note 15 to the consolidated financial statements for additional information. There have been, and management believes there will continue to be, policy, legal and regulatory efforts to influence climate change, such as efforts to reduce GHG emissions, impose a tax on emissions and create incentives for low-carbon generation and energy efficiency. These efforts, and climate change itself, have the potential to adversely affect the Evergy Companies' results of operations, financial position and cash flows. See Part I, Item 1A, Risk Factors, for additional information.
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
Transitioning Evergy's Generation Fleet
The Evergy Companies are committed to a long-term strategy to reduce CO2 emissions in a cost-effective and reliable manner. In 2022, Evergy achieved a reduction of CO2 emissions by nearly half from 2005 levels. Evergy has a goal to achieve net-zero CO2 emissions by 2045 with an interim goal of a 70% reduction of CO2 emissions from 2005 levels by 2030. The trajectory and timing of reaching the net-zero goal are dependent on many external factors, including enabling technology developments, the reliability of the power grid, availability of transmission capacity, supportive energy policies and regulations, and other factors. See "Cautionary Statements Regarding Certain Forward-Looking Information" and Part I, Item 1A, Risk Factors, for additional information.
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

Fuel
The fuel sources for Evergy's owned generation and power purchase agreements are coal, wind and other renewable sources, uranium and natural gas and oil. The actual 2022 fuel mix and fuel cost in cents per net kilowatt hour (kWh) delivered are outlined in the following table.

		Fuel cost in cents per
	Fuel Mix(a)	net kWh delivered
	Actual	Actual
Fuel	2022	2022
Coal	48%	2.33¢
Wind, hydroelectric, landfill gas and solar (b)	31	2.20
Uranium	16	0.66
Natural gas and oil	5	9.26
Total	100%	2.36
(a) Fuel mix based on percent of net MWhs generated by owned resources and delivered under renewable power purchase agreements.
(b) Fuel cost in cents per net kWh delivered includes costs associated with renewable power purchase agreements.
Coal
During 2023, Evergy's generating units, including jointly-owned units, are projected to use approximately 17 million tons of coal. Evergy Kansas Central, Evergy Metro and Evergy Missouri West have entered into coal-purchase contracts with various suppliers in Wyoming's Powder River Basin (PRB), the nation's principal supply region of low-sulfur coal, and with local suppliers. The coal to be provided under these contracts is expected to satisfy approximately 65%, 15% and 5% of the projected coal requirements for 2023, 2024 and 2025, respectively. The remainder of the coal requirements is expected to be fulfilled through entering into additional contracts or spot market purchases.
Evergy Kansas Central, Evergy Metro and Evergy Missouri West have also entered into rail transportation contracts with various railroads to transport coal from the PRB and local suppliers to their generating units. The transportation services to be provided under these contracts are expected to satisfy almost all of the projected transportation requirements for 2023, 2024 and 2025. The contract rates adjust for changes in railroad costs.
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
Evergy Kansas Central, Evergy Metro and Evergy Missouri West maintain natural gas transportation arrangements with Southern Star Central Gas Pipeline, Inc. The Southern Star Central Gas Pipeline, Inc. arrangement expires based on the generating unit being served with expiration dates from 2023 to 2030.

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
In Missouri, Evergy Metro and Evergy Missouri West currently offer a suite of energy efficiency programs for customers under the Missouri Energy Efficiency Investment Act (MEEIA). The current portfolio of programs was approved by the MPSC in 2019 for the years 2020 through 2022 and provides for the recovery of program costs, throughput disincentive and the opportunity to earn a performance incentive based upon demand and energy savings achieved. The costs of the programs are recovered from customers through a rider mechanism. Evergy Metro and Evergy Missouri West requested an extension of these programs and in May 2022 the MPSC approved the extension through 2023.
In Kansas, Evergy Kansas Central and Evergy Metro requested KCC authorization in December 2021 for a suite of energy efficiency programs for customers under the Kansas Energy Efficiency Investment Act (KEEIA). The requested portfolio of programs would provide for the recovery of program costs, throughput disincentive and the opportunity to earn a performance incentive based upon demand and energy savings achieved. The costs of the program would be recovered from customers through a rider mechanism. Evergy Kansas Central's and Evergy Metro's proposed programs would be effective in 2023 through 2026. The KCC's decision on Evergy Kansas Central's and Evergy Metro's KEEIA request is expected in the first half of 2023.
Human Capital Resources
At December 31, 2022, the Evergy Companies had 4,512 employees, including 2,406 represented by five local unions of the International Brotherhood of Electrical Workers (IBEW) and one local union of the United Government Security Officers of America (UGSOA). The Evergy Companies currently have labor agreements with each of these unions that expire at varying times in 2024 through 2026. The Evergy Companies employ 1,579 generation employees, 1,388 transmission and distribution employees and 1,545 support employees that work primarily in the states of Kansas and Missouri.
Evergy's mission is to empower a better future and a key component of this mission is maintaining a culture that emphasizes safety, integrity, ownership and adaptability.
Safety is a crucial part of Evergy's values. The components of Evergy's safety program include a strong management commitment to a safety-conscious work environment, hazard recognition and control, worksite analysis, contractor safety management and training. Evergy also conducts regular safety audits and assessments. During the COVID-19 pandemic, Evergy has prioritized the safety of its employees while continuing to serve its customers and community by providing appropriate personal protective equipment, establishing additional training and protocols and allowing employees to work remotely when possible.
Evergy is also working to build a more diverse and inclusive workforce through recruiting and hiring practices, performance management, training and data analysis and reporting initiatives. As of December 31, 2022, Evergy's workforce was 78% male and 22% female, and women represented 25% of Evergy's officer team. The ethnicity of Evergy's workforce was 85% White, 5% Black, 4% Hispanic and 6% other.
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

Name	Age	Current Position(s)	Year First Assumed an Officer Position
David A. Campbell (a)	54	President and Chief Executive Officer	2021
Kirkland B. Andrews(b)	54	Executive Vice President and Chief Financial Officer	2021
Kevin E. Bryant (c)	47	Executive Vice President and Chief Operating Officer	2006
Lesley L. Elwell (d)	52	Senior Vice President, Chief Human Resources Officer and Chief Diversity Officer	2021
Charles A. Caisley (e)	49	Senior Vice President, Public Affairs and Chief Customer Officer	2011
Heather A. Humphrey (f)	52	Senior Vice President, General Counsel and Corporate Secretary	2010
Charles L. King (g)	58	Senior Vice President and Chief Technology Officer	2013
Steven P. Busser (h)	54	Vice President and Chief Accounting Officer	2014
(a)Mr. Campbell was appointed President and Chief Executive Officer of Evergy, Inc. in January 2021. Mr. Campbell previously served as Executive Vice President and Chief Financial Officer of Vistra Energy Corp. (2019-2020), as President and Chief Executive Officer of InfraREIT, Inc. and President of Hunt Utility Services (2014-2019) and as President and Chief Executive Officer of Sharyland Utilities, LLC (2016-2019), and in various roles with TXU Corp. and its affiliated entities (2004-2013).
(b)Mr. Andrews was appointed Executive Vice President and Chief Financial Officer of Evergy, Inc. in February 2021. Mr. Andrews previously served as Executive Vice President and Chief Financial Officer of NRG Energy, Inc. (2011-2021) and as Executive Vice President, Chief Financial Officer of Clearway Energy, Inc. (2012-2016). Mr. Andrews also served as Managing Director and Co-Head Investment Banking, Power and Utilities - Americas at Deutsche Bank Securities, Inc. (2009-2011), and in several capacities at Citigroup Global Markets Inc., including Managing Director, Group Head, North American Power (2007-2009) and Head of Power, Mergers and Acquisitions (2005-2007).
(c)Mr. Bryant was appointed Executive Vice President and Chief Operating Officer of Evergy, Inc. in June 2018. Mr. Bryant previously served as Senior Vice President - Finance and Strategy and Chief Financial Officer of Great Plains Energy, Evergy Metro and Evergy Missouri West (2015-2018). He previously served as Vice President - Strategic Planning of Great Plains Energy Incorporated (Great Plains Energy), Evergy Metro and Evergy Missouri West (2014). He served as Vice President - Investor Relations and Strategic Planning and Treasurer of Great Plains Energy, Evergy Metro and Evergy Missouri West (2013). He served as Vice President - Investor Relations and Treasurer of Great Plains Energy, Evergy Metro and Evergy Missouri West (2011-2013). He was Vice President - Strategy and Risk Management of Evergy Metro and Evergy Missouri West (2011) and Vice President - Energy Solutions of Evergy Metro (2006-2011) and Evergy Missouri West (2008-2011).
(d)Ms. Elwell was appointed Senior Vice President, Chief Human Resources Officer and Chief Diversity Officer of Evergy, Inc. in January 2023. Ms. Elwell previously served as Senior Vice President and Chief Human Resources Officer of Evergy, Inc. (2021-2023). Ms. Elwell previously served as Chief People Officer at J.E. Dunn Construction Company (2017-2021), as Vice President People Strategy / HR Business Partner of Walmart Corporation (2016-2017), as Vice President HR Business Partner Operations at DIRECTV, Inc. (2012-2015), and in various roles of increasing responsibility, including as Vice President, with Sprint Corporation (1997-2012; 2015-2016).
(e)Mr. Caisley was appointed Senior Vice President, Public Affairs and Chief Customer Officer of Evergy, Inc. in August 2021. He previously served as Senior Vice President, Marketing and Public Affairs and Chief Customer Officer of Evergy, Inc. (2018-2021). Mr. Caisley served as Vice President - Marketing and Public Affairs of Great Plains Energy, Evergy

Metro and Evergy Missouri West (2011-2018). He was Senior Director of Public Affairs (2008-2011) and Director of Governmental Affairs of Evergy Metro (2007-2008).
(f)Ms. Humphrey was appointed Senior Vice President, General Counsel and Corporate Secretary of Evergy, Inc. in June 2018. Ms. Humphrey previously served as Senior Vice President - Corporate Services and General Counsel of Great Plains Energy, Evergy Metro and Evergy Missouri West (2016-2018). She previously served as General Counsel (2010-2016) and Senior Vice President - Human Resources of Great Plains Energy, Evergy Metro and Evergy Missouri West (2012-2016). She served as Vice President - Human Resources of Great Plains Energy, Evergy Metro and Evergy Missouri West (2010-2012). She was Senior Director of Human Resources and Interim General Counsel of Great Plains Energy, Evergy Metro and Evergy Missouri West (2010) and Managing Attorney of Evergy Metro (2007-2010).
(g)Mr. King was appointed Senior Vice President and Chief Technology Officer of Evergy, Inc. in February 2020. He previously served as Senior Vice President, Information Technology and Chief Information Officer (2019) and Vice President, Information Technology and Chief Information Officer (2018-2019) of Evergy, Inc. Prior to that, he served as Vice President - Information Technology (2013-2018), as Senior Director of Information Technology Applications and Delivery (2013) and Director of Information Technology Applications (2011-2013) of Evergy Metro and Evergy Missouri West. Mr. King also served in various roles, including leadership roles, with Dish Network, CenturyLink, Sprint and Accenture.
(h)Mr. Busser was appointed Vice President and Chief Accounting Officer of Evergy, Inc. in February 2022. He previously served as Vice President - Risk Management and Controller of Evergy, Inc. (2018-2022). Mr. Busser was appointed Vice President - Risk Management and Controller of Great Plains Energy, Evergy Metro and Evergy Missouri West in 2016. He previously served as Vice President - Business Planning and Controller of Great Plains Energy, Evergy Metro and Evergy Missouri West (2014-2016). He served as Vice President - Treasurer of El Paso Electric Company (2011-2014). Prior to that, he served as Vice President - Treasurer and Chief Risk Officer (2006-2011) and Vice President - Regulatory Affairs and Treasurer (2004-2006) of El Paso Electric Company.
Evergy Kansas Central, Inc.
Evergy Kansas Central, a Kansas corporation incorporated in 1924 and headquartered in Topeka, Kansas, is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity. Evergy Kansas Central serves approximately 734,300 customers located in central and eastern Kansas. Customers include approximately 634,700 residences, 94,200 commercial firms, and 5,400 industrials, municipalities and other electric utilities. Evergy Kansas Central's retail revenues averaged approximately 73% of its total operating revenues over the last three years. Wholesale firm power, bulk power sales, transmission and miscellaneous electric revenues accounted for the remainder of Evergy Kansas Central's revenues. Evergy Kansas Central is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter.
Evergy Metro, Inc.
Evergy Metro, a Missouri corporation incorporated in 1922 and headquartered in Kansas City, Missouri, is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity. Evergy Metro serves approximately 576,700 customers located in western Missouri and eastern Kansas. Customers include approximately 510,000 residences, 64,800 commercial firms, and 1,900 industrials, municipalities and other electric utilities. Evergy Metro's retail revenues averaged approximately 85% of its total operating revenues over the last three years. Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of Evergy Metro's revenues. Evergy Metro is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter. Missouri and Kansas jurisdictional retail revenues for Evergy Metro averaged approximately 55% and 45%, respectively, of total retail revenues over the last three years.

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
The Evergy Companies are also exposed to cost-recovery shortfalls due to the inherent "regulatory lag" in the rate-setting process. This is because utility rates are generally based on historical information and, except for certain situations where regulators allow for recovery of expenses through use of a formula that tracks costs, are not subject to adjustment between rate cases. Evergy Kansas Central and Evergy Metro agreed to a five-year base rate moratorium in Kansas beginning in December 2018. In addition, Evergy Metro and Evergy Missouri West utilize a plant-in service accounting (PISA) legislative mechanism in Missouri, which limits the extent to which prices can increase after a general rate case to approximately 3% on an annualized basis. Evergy Metro and Evergy Missouri West each filed rate cases in 2022 under the PISA constraints described above and new rates became effective in January 2023. These and other factors may result in under-recovery of costs or failure to earn the authorized return on investment, or both.
Furthermore, during 2021 and 2022, the United States' economy experienced a substantial rise in the inflation rate compared to recent historical inflation rates. While the Federal Reserve Bank has announced certain measures to combat rising inflation, there remains uncertainty in the near-term outlook as to whether inflation will continue and whether actions by the Federal Reserve Bank will result in a recession. Increases in inflation raise the Evergy Companies' costs for labor, materials and services. Furthermore, a failure to recover increased capital costs could result in under-recovery of costs.
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
Compliance with these laws, regulations and requirements requires significant capital and operating resources. Regulators may also disagree with the Evergy Companies' interpretation or application of these laws, regulations and requirements. The failure to comply with these laws, regulations and requirements could result in substantial fines, injunctive relief and other sanctions. For example, Evergy Kansas Central recently decommissioned the Tecumseh Energy Center and removed all coal combustion residuals (CCRs) from a surface impoundment in a manner it believed complied with federal law, but the EPA has reviewed and determined Evergy Kansas Central should have taken additional or alternative actions, even though the facility is closed. A resulting consent order with the EPA has been agreed to by Evergy Kansas Central and additional groundwater monitoring activities have been initiated at the site.
The EPA has begun issuing CCR Part A and Part B rule extension application determinations for companies that applied for approval to operate unlined or clay-lined impoundments past April 2021. The Evergy Companies did not apply for an extension, however, these proposed determinations include extensive CCR rule interpretations and compliance expectations that may impact all owners of CCR units. The new interpretations could require modified compliance plans such as different methods of CCR unit closure. Additionally, more stringent remediation requirements for units that are in corrective action or forced to go into corrective action could result in substantial costs or operational impacts.
In January 2022, the EPA announced changes following a tour by the EPA administrator conducted in the second half of 2021 to address environmental justice issues in communities that are marginalized, underserved and overburdened by pollution. These changes will include additional unannounced inspections of suspected non-compliant facilities, deploying new assets to monitor air pollution and a general increase in overall monitoring and oversight. The EPA's announcement focused on industries in Louisiana, Mississippi and Texas but includes similar agency-wide action in parallel. The Evergy Companies have multiple power plants located in communities that would be considered a higher priority by the EPA based on existing demographics. These sites could be subject to additional monitoring and unannounced inspections in the future. In September 2022, the EPA and the Missouri

Department of Natural Resources (MDNR) conducted a CAA environmental justice inspection of the Evergy Companies' Hawthorn Generating Station. No CAA noncompliance issues were found.
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
Financial Risks:
Financial market volatility or declines in the Evergy Companies' credit ratings may increase financing costs and limit access to the credit markets, which may adversely affect liquidity and financial results.
The Evergy Companies rely on funds from operations and access to the capital and credit markets to fund capital expenditures and for working capital and liquidity. Volatility in capital or credit markets, increases in interest rates, deterioration in the financial condition of the financial institutions on which the Evergy Companies rely, credit rating downgrades, delays in regulatory approvals for certain refinancings, a decrease in the market price of Evergy's common stock or a decrease or disappearance in the demand for debt securities issued by the Evergy Companies or subsidiaries could have material adverse effects on the Evergy Companies.  These effects could include, among others: reduced access to capital and increased cost of borrowed funds and collateral requirements; dilution resulting from equity issuances at reduced prices; increased nuclear decommissioning trust and pension and other post-retirement benefit plan funding requirements; reduced ability to pay dividends; rate case disallowance of costs of capital; reductions in or delays of capital expenditures; delayed access to the capital markets at opportune times; and limitations in the ability of Evergy to provide credit support for its subsidiaries.
The Evergy Companies plan to make significant capital investments in renewable generation and to enhance the customer experience, improve reliability and resiliency and improve efficiency, which are expected to be funded with cash flows from operations and debt. If cash flows from operations are lower than expected or the costs of these capital investments are higher than expected, additional debt will be required to fund the investments, which, in turn, may create pressure on the Evergy Companies' credit ratings or result in a ratings downgrade and increase their cost of capital. In 2021, a credit ratings agency assigned the Evergy Companies a negative outlook, while affirming ratings, due to perceived risk related to increased capital expenditures and the ability to earn a return of and on those investments through upcoming rate cases. Further, Evergy Kansas Central and Evergy Metro have outstanding tax-exempt bonds that may be put back to the respective issuer at the option of the holders, which could adversely impact liquidity. Additionally, the appeal by the Office of the Public Counsel (OPC) of the financing order for Evergy Missouri West to recover costs incurred in connection with the February 2021 winter weather event through the issuance of securitized bonds will result in a delay of such issuance and may increase financing costs. Finally, market disruption and volatility could have an adverse impact on Evergy's lenders, suppliers and other counterparties or customers, causing them to fail to meet their obligations.
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
Supply chain disruptions and inflation could negatively impact the Evergy Companies' operations and corporate strategy.
The operations and business plans of the Evergy Companies depend on the global supply chain to procure the equipment, materials and other resources necessary to build and provide services in a safe and reliable manner. The delivery of components, materials, equipment and other resources that are critical to the Evergy Companies' business operations and corporate strategy has been restricted by domestic and global supply chain upheaval. This has resulted in the shortage of critical items. International tensions, including the ramifications of regional conflict, could further exacerbate the global supply chain upheaval. These disruptions and shortages could adversely impact business operations and corporate strategy. The constraints in the supply chain could restrict the availability and delay the construction, maintenance or repair of items that are needed to support normal operations or are required to execute on the Evergy Companies' corporate strategy for continued capital investment in utility equipment. These disruptions and constraints could have a material adverse effect on the results of operations, financial position and cash flows of the Evergy Companies.
Supply chain disruptions have contributed to higher prices of components, materials, equipment and other needed commodities and these higher prices may continue in the future. The economy in the United States has encountered a material level of inflation and that has contributed to increased uncertainty in the outlook of near term economic activity, including whether inflation will continue and at what rate. Increases in inflation raise costs for labor, materials and services. The Evergy Companies typically recover increases in costs from customers through rates. Failure to recover increased costs could have a material adverse effect on the results of operations, financial position and cash flows of the Evergy Companies.

Public health crises, epidemics, or pandemics could adversely affect the Evergy Companies' business functions, financial condition, liquidity, and results of operations.
Public health crises, epidemics, or pandemics and any related government responses may adversely impact the economy and financial markets and could have a variety of adverse impacts on the Evergy Companies, including a decrease in revenues, increased credit loss expense; increases in past due accounts receivable balances; and access to the capital markets at unreasonable terms or rates.
Public health crises, epidemics, or pandemics and any related government responses could also impair the Evergy Companies' ability to develop, construct, and operate facilities. Risks include extended disruptions to supply chains and inflation, resulting in increased costs for labor, materials, and services, which could adversely impact the Evergy Companies' ability to implement their corporate strategy. The Evergy Companies may also be adversely impacted by labor disruptions and productivity as a result of infections, employee attrition, and a reduced ability to replace departing employees as a result of employees who leave or forego employment to avoid any required precautionary measures.
Despite the Evergy Companies' efforts to manage the impacts of public health crises, epidemics, or pandemics that may occur in the future, the extent to which they may affect them depends on factors beyond their knowledge or control. As a result, the Evergy Companies are unable to determine the potential impact any such public health crises, epidemics, or pandemics may have on their business plans and operations, liquidity, financial condition, and results of operations.
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

The Evergy Companies engage in the wholesale and retail sale of electricity and the wholesale purchase of electricity as part of their regulated electric operations in addition to energy marketing activities and the management of third-party generation facilities. These activities expose the Evergy Companies to risks associated with the price of electricity and other energy-related products, as well as credit exposure to their counterparties. Exposure to these risks is affected by a number of factors, including the availability and cost of fuel and power that the Evergy Companies purchase on the wholesale markets to serve customer load or to satisfy their regulatory or contractual obligations, the ability or effectiveness of strategies utilized by the Evergy Companies to hedge these risks, the extent to which the Evergy Companies may be required to post collateral for the benefit of third parties and the risk that counterparties fail to fulfill their obligations to the Evergy Companies. Market volatility can increase or create unanticipated risks. Regional transmission organizations and independent system operators may also retroactively reprice transactions following execution.

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
Tax laws and regulations can adversely affect, among other things, financial results, liquidity, credit ratings and the valuation of assets, such as deferred income tax assets. The Evergy Companies regularly assess their ability to utilize tax benefits, including those in the form of net operating loss (NOL), tax credit and other tax carryforwards, that are recorded as deferred income tax assets on their balance sheets to determine whether a valuation allowance is necessary. A reduction in, or disallowance of, these tax benefits could have an adverse impact on the financial results and liquidity of the Evergy Companies.
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
The price of Evergy common stock may be volatile. Some of the factors that could affect the price of Evergy common stock are Evergy's earnings; the ability of the Evergy Companies to implement their strategic plan; the ability of Evergy to deploy capital; actions by regulators; and statements in the press or investment community about the Evergy Companies' strategy, earnings per share or growth prospects, financial condition or results of operations. Negative perceptions or publicity from increasing scrutiny of environmental, social and governance practices could also adversely impact Evergy's stock price. Also, individuals or entities, such as activist shareholders and special interest groups, may seek to influence the Evergy Companies' strategic plan or take other actions that could disrupt the Evergy Companies' business, financial results or operations and could adversely impact Evergy's stock price. In addition, the Evergy Companies operate almost exclusively in Kansas and Missouri and this concentration may increase exposure to risks arising from unique local or regional factors. Furthermore, domestic and international market conditions and economic factors and political events unrelated to the performance of Evergy (including the COVID-19 pandemic and the Russia-Ukraine conflict) may also affect Evergy's stock price. For these reasons, shareholders should not rely on historical trends in the price of Evergy common stock to predict the future price of Evergy's common stock.
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
Weather conditions directly influence the demand for and price of electricity. The Evergy Companies are significantly impacted by seasonality, and, due to energy demand created by air conditioning load, highest revenues are typically recorded in the third quarter. Unusually mild winter or summer weather can adversely affect sales.  In addition, severe weather and events, including tornados, snow, fire, rain, flooding, drought and ice storms, can be destructive and cause outages and property damage that can result in increased expenses, lower revenues and additional restoration costs.  Storm reserves established by the Evergy Companies may be insufficient and rates may not be adjusted in a timely manner, or at all, to recover these costs. Additionally, because many of the Evergy Companies' generating stations utilize water for cooling, low water and flow levels can increase maintenance costs at these stations, result in limited power production and require modifications to plant operations.  High water conditions can also impair planned deliveries of fuel to generating stations or otherwise adversely impact the ability of the Evergy Companies to operate these stations. Climate change may produce more frequent or severe weather events, such as storms, droughts or floods. These events could lead to unforeseen changes in water supply quality and create additional costs related to water treatment and complying with environmental discharge requirements. Climate change events could also impact the economic health of the Evergy Companies' service territories. An increase in the frequency or severity of extreme weather events or a deterioration in the economic health of the Evergy Companies' service territories could have a material adverse effect on the results of operations, financial position and cash flows of the Evergy Companies.
In addition, policy, legal and regulatory efforts to influence climate change, such as efforts to reduce GHG emissions, impose a tax on emissions and create incentives for low-carbon generation and energy efficiency, could result in reduced sales and require significant costs to respond to such efforts. These efforts could also result in the early retirement of generation facilities, which could result in stranded costs if regulators disallow recovery of investments that were prudent when originally made and included in rates. Evergy has a goal to achieve net-zero CO2 emissions by 2045 with an interim goal of a 70% reduction of CO2 emissions from 2005 levels by 2030. The trajectory and timing of reaching the net-zero goal are dependent on many external factors, including enabling technology developments, the reliability of the power grid, availability of transmission capacity, supportive energy policies and regulations, and other factors. These external factors are outside of Evergy's control, and without these enabling factors Evergy cannot be confident in achieving its net-zero carbon reduction goal. In addition, any of the foregoing could adversely affect the results of operations, financial position and cash flows of the Evergy Companies and the market prices of Evergy's common stock.
New climate disclosure rules proposed by the SEC may increase the Evergy Companies' costs of compliance and adversely impact their business.
On March 21, 2022, the SEC proposed new rules relating to the disclosure of a range of climate-related risks. The Evergy Companies are currently assessing the proposed rule, but at this time they cannot predict the costs of implementation or any potential adverse impacts resulting from the rule. To the extent this rule is finalized as proposed, the Evergy Companies could incur increased costs relating to the assessment and disclosure of climate-related risks. The Evergy Companies may also face increased litigation risks related to disclosures made pursuant to the rule if finalized as proposed. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon-intensive sectors.
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
The Evergy Companies' information technology networks and infrastructure, as well as the networks and infrastructure belonging to third-party service providers, are vulnerable to damage, disruptions or shutdowns due to attacks or breaches by hackers or other unauthorized third parties; error or malfeasance by employees, contractors or service providers; unintended consequences related to software or hardware upgrades, additions or replacements; malicious software code; vulnerabilities in third-party software code; telecommunication failures; the lack of availability of qualified employees and contractors; natural disasters or other catastrophic events; or criminal activity, terrorist attacks or acts of war. Driven in part by the COVID-19 pandemic, the Evergy Companies have adopted the use of technology to enable remote-working arrangements, which may increase or expose previously unknown vulnerabilities. Public reports have indicated an increase in cyberattacks in general since the start of the pandemic due, in part, to the increase in the number of employees working remotely and the proliferation of the different ways in which people interact with their information technology infrastructure.
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
The Evergy Companies' strategy includes a significant amount of planned capital investments. The Evergy Companies' ability to implement these investments depend, in part, on the availability of adequate internal and external resources, such as employees and qualified contractors and the availability of materials. In this regard, the global COVID-19 pandemic has caused disruptions to the global supply chain and the availability of qualified labor, which, in turn, has increased inflationary pressures.
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
A significant portion of the Evergy Companies' workforce is represented by five local unions of the IBEW and one local union of the UGSOA. The Evergy Companies currently have labor agreements with each of these unions that expire at varying times in 2024 through 2026. A failure to successfully negotiate these collective bargaining agreements could result in a labor disruption and have a significant adverse impact on the Evergy Companies' operations and results of operations.
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
Evergy indirectly owns 94% of Wolf Creek, with Evergy Kansas South and Evergy Metro each owning 47% of the nuclear plant.  Such ownership exposes the Evergy Companies to various risks unique to the nuclear industry. Damages, decommissioning or other costs could exceed the Evergy Companies' ability to recover such costs through rates or other mechanisms such as decommissioning trust assets or through external insurance coverage, including statutorily required nuclear incident insurance. The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities, including Wolf Creek.  In the event of non-compliance, the NRC has the authority to impose fines, shut down the facilities, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Additionally, the non-compliance of other nuclear facility operators with applicable regulations or the occurrence of a serious nuclear incident anywhere in the world could result in increased regulation of the nuclear industry. Such events could increase Wolf Creek's costs and impact the financial results of the Evergy Companies or result in a shutdown of Wolf Creek.
An extended outage of Wolf Creek, whether resulting from NRC action, an incident at the plant or otherwise, could have a material adverse effect on the results of operations, financial position and cash flows of the Evergy Companies in the event replacement power, damages, and other costs exceed or are not recovered through rates, insurance or decommissioning trust assets.  If a long-term outage occurred, the state regulatory commissions could reduce rates by excluding the Wolf Creek investment from rate base.  Wolf Creek commenced operations in 1985 and the age of Wolf Creek may increase the risk of unplanned outages and may result in higher maintenance costs.
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
Environmental, Social and Governance Risks:
The Evergy Companies are subject to risks relating to environmental, social and governance (ESG) matters that could adversely affect their reputation, business, financial condition and results of operations.
The Evergy Companies are subject to a variety of risks, including reputational risk, associated with ESG issues. The public holds diverse and often conflicting views on ESG topics. The Evergy Companies have multiple stakeholders, including their shareholders, customers, associates, federal and state regulatory authorities and the communities in which they operate, and these stakeholders will often have differing priorities and expectations regarding ESG issues. If the Evergy Companies take action in conflict with one or another of those stakeholders' expectations, they could experience an increase in customer complaints, a loss of business or reputational harm. The Evergy Companies could also face negative publicity or reputational harm based on the identity of those with whom they choose to do business. Any adverse publicity in connection with ESG issues could damage their reputation, ability to attract new customers and retain employees, compete effectively and grow their business.
In addition, proxy advisory firms and certain institutional investors who manage investments in public companies are increasingly integrating ESG factors into their investment analysis. The consideration of ESG factors in making investment and voting decisions is relatively new. Accordingly, the frameworks and methods for assessing ESG policies are not fully developed, vary considerably among the investment community and will likely continue to evolve over time. Moreover, the subjective nature of methods used by various stakeholders to assess a company with respect to ESG criteria could result in erroneous perceptions or a misrepresentation of the Evergy Companies' actual ESG policies and practices. Organizations that provide ratings information to investors on ESG matters may also assign unfavorable ratings to the Evergy Companies. If the Evergy Companies fail to comply with specific ESG-related investor or stakeholder expectations and standards, or to provide the disclosure relating to ESG issues that any third parties may believe is necessary or appropriate (regardless of whether there is a legal requirement to do so), their reputation, business, financial condition and/or results of operations could be negatively impacted.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Generation Resources

					Unit Capability (MW) By Owner(a)
Station	Unit No.	Location	Year Completed	Fuel	Evergy Kansas Central	Evergy Metro	Evergy Missouri West	Total Company Generation	Renewable Purchased Power		Total Generation and Renewable Purchased Power
Renewable Generation:
Central Plains		Kansas	2009	Wind	99	—	—	99	—		99
Flat Ridge		Kansas	2009	Wind	50	—	—	50	44	(b)	94
Flat Ridge 3		Kansas	2021	Wind	—	—	—	—	128	(b)	128
Western Plains		Kansas	2017	Wind	281	—	—	281	—		281
Meridian Way		Kansas	2008	Wind	—	—	—	—	96	(b)	96
Ironwood		Kansas	2012	Wind	—	—	—	—	168	(b)	168
Post Rock		Kansas	2012	Wind	—	—	—	—	201	(b)	201
Cedar Bluff		Kansas	2015	Wind	—	—	—	—	199	(b)	199
Kay Wind		Oklahoma	2015	Wind	—	—	—	—	200	(b)	200
Soldier Creek		Kansas	2020	Wind	—	—	—	—	300	(b)	300
Ninnescah		Kansas	2016	Wind	—	—	—	—	208	(b)	208
Kingman 1		Kansas	2016	Wind	—	—	—	—	37	(b)	37
Kingman 2		Kansas	2016	Wind	—	—	—	—	103	(b)	103
Rolling Meadows		Kansas	2010	Landfill Gas	—	—	—	—	6	(b)	6
Hutch Solar		Kansas	2017	Solar	—	—	—	—	1	(b)	1
Ponderosa		Oklahoma	2020	Wind	—	—	—	—	178	(c)	178
Cimarron II		Kansas	2012	Wind	—	—	—	—	131	(d)	131
Cimarron Bend III		Kansas	2020	Wind	—	—	—	—	150	(e)	150
Spearville 1		Kansas	2006	Wind	—	101	—	101	—		101
Spearville 2		Kansas	2010	Wind	—	48	—	48	—		48
Spearville 3		Kansas	2012	Wind	—	—	—	—	101	(d)	101
Gray County		Kansas	2001	Wind	—	—	—	—	110	(f)	110
Ensign		Kansas	2012	Wind	—	—	—	—	99	(f)	99
Waverly		Kansas	2016	Wind	—	—	—	—	200	(d)	200
Slate Creek		Kansas	2015	Wind	—	—	—	—	150	(d)	150
Rock Creek		Missouri	2017	Wind	—	—	—	—	300	(g)	300
Osborn		Missouri	2016	Wind	—	—	—	—	201	(g)	201
Pratt		Kansas	2018	Wind	—	—	—	—	243	(g)	243
Greenwood Solar		Missouri	2016	Solar	—	—	3	3	—		3
Prairie Queen		Kansas	2019	Wind	—	—	—	—	200	(g)	200
CNPPID (NE) - Hydro		Nebraska	1941	Hydro	—	—	—	—	66	(d)	66
St Joseph Landfill		Missouri	2012	Landfill Gas	—	—	2	2	—		2
Total Renewable Generation:					430	149	5	584	3,820		4,404

						Unit Capability (MW) By Owner(a)
Station	Unit No.		Location	Year Completed	Fuel	Evergy Kansas Central	Evergy Metro	Evergy Missouri West	Total Company Generation	Renewable Purchased Power	Total Generation and Renewable Purchased Power
Nuclear:
Wolf Creek	1	(h)	Kansas	1985	Uranium	553	553	—	1,106	—	1,106
Total Nuclear:						553	553	—	1,106	—	1,106
Coal:
Jeffrey Energy Center			Kansas
Steam Turbines	1-3	(h)		1978, 1980 &1983	Coal	2,007	—	175	2,182	—	2,182
Lawrence Energy Center			Kansas
Steam Turbines	4 & 5			1960, 1971	Coal	485	—	—	485	—	485
La Cygne			Kansas
Steam Turbines	1 & 2	(h)(i)		1973, 1977	Coal	713	713	—	1,426	—	1,426
Iatan			Missouri
Steam Turbines	1 & 2	(h)		1980, 2010	Coal	—	983	288	1,271	—	1,271
Hawthorn			Missouri
Steam Turbines	5	(j)		1969	Coal	—	552	—	552	—	552
Total Coal:						3,205	2,248	463	5,916	—	5,916
Gas and Oil:
Emporia Energy Center			Kansas
Combustion Turbines	1 - 7			2008 - 2009	Natural Gas	654	—	—	654	—	654
Gordon Evans Energy Center			Kansas
Combustion Turbines	1 - 3			2000 - 2001	Natural Gas	294	—	—	294	—	294
Hutchinson Energy Center			Kansas
Combustion Turbines	1 - 3			1974	Natural Gas	166	—	—	166	—	166
	4			1975	Oil	70	—	—	70	—	70
Spring Creek Energy Center			Oklahoma
Combustion Turbines	1 - 4			2001	Natural Gas	281	—	—	281	—	281
State Line			Missouri
Combined Cycle	2-1, 2-2 & 2-3	(h)		2001	Natural Gas	205	—	—	205	—	205
Hawthorn			Missouri
Combined Cycle	6/9			2000	Natural Gas	—	235	—	235	—	235
Combustion Turbines	7 & 8			2000	Natural Gas	—	153	—	153	—	153

					Unit Capability (MW) By Owner(a)
Station	Unit No.	Location	Year Completed	Fuel	Evergy Kansas Central	Evergy Metro	Evergy Missouri West	Total Company Generation	Renewable Purchased Power	Total Generation and Renewable Purchased Power
Gas and Oil (continued):
West Gardner		Kansas
Combustion Turbines	1 - 4		2003	Natural Gas	—	309	—	309	—	309
Osawatomie		Kansas
Combustion Turbines	1		2003	Natural Gas	—	75	—	75	—	75
Ralph Green		Missouri
Combustion Turbines	3		1981	Natural Gas	—	—	69	69	—	69
Nevada		Missouri
Combustion Turbines	1		1974	Oil	—	—	16	16	—	16
Lake Road		Missouri
Combustion Turbines	1 - 3		1951, 1958 & 1962	Natural Gas	—	—	49	49	—	49
	5 - 7		1974, 1989 & 1990	Oil	—	—	88	88	—	88
Steam Turbines	4		1967	Natural Gas	—	—	95	95	—	95
Northeast		Missouri
Combustion Turbines	11 - 18		1972 - 1977	Oil	—	382	—	382	—	382
South Harper		Missouri
Combustion Turbines	1 - 3		2005	Natural Gas	—	—	313	313	—	313
Greenwood Energy Center		Missouri
Combustion Turbines	1 - 4		1975 - 1979	Natural Gas	—	—	249	249	—	249
Crossroads Energy Center		Mississippi
Combustion Turbines	1 - 4		2002	Natural Gas	—	—	295	295	—	295
Total Gas and Oil					1,670	1,154	1,174	3,998	—	3,998
Total					5,858	4,104	1,642	11,604	3,820	15,424
(a) Capability (except for wind generating facilities) represents estimated 2023 net generating capacity. Capability for wind generating facilities represents the nameplate capacity. Due to the intermittent nature of wind generation, these facilities are associated with a total of 996 MW of accredited generating capacity pursuant to SPP reliability standards.
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

Transmission and Distribution Resources
Evergy's electric transmission system interconnects with systems of other utilities for reliability and to permit wholesale transactions with other electricity suppliers. Evergy has approximately 10,100 circuit miles of transmission lines, 44,900 circuit miles of overhead distribution lines and 15,800 circuit miles of underground distribution lines in Missouri and Kansas. Evergy has all material franchise rights necessary to sell electricity within its retail service territory. Evergy's transmission and distribution systems are routinely monitored for adequacy to meet customer needs. Management believes the current system has adequate capacity to serve customers.
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
ITEM 3.  LEGAL PROCEEDINGS
The Evergy Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 4 and 15 to the consolidated financial statements.  Such information is incorporated herein by reference.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
EVERGY, INC.
Evergy's common stock is listed on the Nasdaq Stock Market LLC under the symbol "EVRG." At February 17, 2023, Evergy's common stock was held by 17,419 shareholders of record.
Performance Graph
The following graph compares the performance of Evergy's common stock during the period that began on June 5, 2018 (the first day that Evergy's common stock traded), and ended on December 31, 2022, to the performance of the Standard & Poor's 500 Index (S&P 500) and the Standard & Poor's Electric Utility Index (S&P 500 Electric Utilities). The graph assumes a $100 investment in Evergy's common stock and in each of the indices at the beginning of the period and a reinvestment of dividends paid on such investments throughout the period.

CUMULATIVE TOTAL RETURN
Based on an initial investment of $100 on June 5, 2018, with dividends reinvested

$200
$175
$150
$125
$100
$75
06/05/18
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Evergy, Inc.
S&P 500 Index
S&P 500 Electric Utilities

Purchases of Equity Securities
The following table provides information regarding purchases by Evergy of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2022.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased(a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - 31	—	—	—	—
November 1 - 30	427	$61.25	—	—
December 1 - 31	11,217	$63.26	—	—
Total	11,644	$63.18	—	—
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

The following MD&A generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 can be found in MD&A in Part II, Item 7, of the Evergy Companies' combined annual report on Form 10-K for the fiscal year ended December 31, 2021. Year-to-year comparisons of Evergy's gross margin (GAAP) and Evergy's utility gross margin (non-GAAP) between 2021 and 2020 can be found in the Evergy Results of Operations section within this MD&A.
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
Strategy
Evergy expects to continue operating its integrated utilities within the currently existing regulatory frameworks and is focused on empowering a better future for its customers, communities, employees and shareholders. The core tenets of Evergy's strategy are as follows:
•Affordability - operating the business cost-effectively and investing in technology and infrastructure to keep rates affordable and improve regional rate competitiveness; mitigating fuel and purchased power volatility by investing in a diverse generation fleet;
•Reliability - targeting transmission and distribution infrastructure investment to support reliability, flexibility, public safety, and resiliency; deploying new technology to improve preventive maintenance and customer restoration times; and
•Sustainability - investing at sustainable capital expenditure levels to maintain reliability and customer affordability for the long-term and balancing clean energy investment to continue fuel diversification and enable a responsible generation portfolio transition.
Significant elements of Evergy's plan to achieve its strategic objectives include:
•targeting ongoing reductions of operating and maintenance expense consistent with savings already achieved since the 2018 merger of Evergy Kansas Central and Great Plains Energy;
•targeting approximately $11.6 billion of expected base capital investments through 2027 including new generation of approximately $2.1 billion which is expected to be primarily renewable generation. See "Liquidity and Capital Resources; Capital Expenditures", for further information regarding Evergy's projected capital expenditures through 2027; and
•targeting a 70% reduction of CO2 emissions by 2030 (from 2005 levels) and net-zero by 2045 through the continued growth of Evergy's renewable energy portfolio and the retirement of older and less efficient fossil fuel plants. See "Transitioning Evergy's Generation Fleet" in Part I, Item 1., Business, for additional information.
See "Cautionary Statements Regarding Certain Forward-Looking Information" and Part I, Item 1A, Risk Factors, for additional information.

Sibley Station
Evergy Missouri West retired its Sibley Station in 2018 and the retirement of Sibley Unit 3 met the criteria to be considered an abandonment. Evergy has classified the remaining net book value of Sibley Unit 3 as retired generation facilities within regulatory assets on its consolidated balance sheet. In October 2019, the MPSC issued an AAO requiring Evergy Missouri West to defer to a regulatory liability all revenues collected from customers for return on investment, non-fuel operations and maintenance costs, taxes including accumulated deferred income taxes and all other costs associated with Sibley Station following its retirement in November 2018 to be considered in Evergy Missouri West's 2022 rate case.
In January 2022, Evergy Missouri West filed an application with the MPSC requesting an increase to its retail revenues including the full return of and return on its unrecovered investment related to the 2018 retirement of Sibley Station. In December 2022, the MPSC issued an amended final rate order which addressed the treatment of Evergy Missouri West's unrecovered investment in Sibley Station. The order determined that Evergy Missouri West will be allowed to collect $182.3 million ($173.6 million attributable to Sibley Unit 3) from customers over a period of eight years as a recovery of its existing investment in Sibley Station but will not be allowed to collect the return on its unrecovered investment in Sibley Station. The order also required Evergy Missouri West to refund to customers all revenues collected from customers for return on investment, non-fuel operations and maintenance costs and other costs associated with Sibley Station following its retirement in November 2018 over a period of four years.
As a result of the amended final order, Evergy recorded a $68.0 million reduction to operating revenues on its consolidated statements of comprehensive income in 2022 and a corresponding increase to its Sibley AAO regulatory liability for revenues collected from customers for return on investment in Sibley Station since December 2018, which had not previously been recorded as they were not determined to be probable of refund, and a $26.7 million impairment loss on Sibley Unit 3. As of December 31, 2022, the remaining net book value of Sibley Unit 3 was $146.3 million, which is representative of the $173.6 million unrecovered investment in Sibley Unit 3 determined by the MPSC in its December 2022 order less the 2022 impairment loss recorded and other amortization expense. As of December 31, 2022, Evergy's Sibley AAO regulatory liability was $108.0 million. See "Abandoned Plant" in Note 1 and "Evergy Missouri West Other Proceedings" in Note 4 to the consolidated financial statements for additional information.
Evergy Kansas Central FERC Transmission Formula Rate (TFR) Refund
In December 2022, FERC issued an order upholding in part, and denying in part, a formal challenge of Evergy Kansas Central's TFR by certain customers. As a result of this order, Evergy and Evergy Kansas Central recorded a $32.8 million decrease to operating revenues on their consolidated statements of income and comprehensive income for 2022 for the deferral to a regulatory liability of the estimated refund of TFR revenue over-collections related to the calculation of Evergy Kansas Central's capital structure for rate years 2018 - 2022. Evergy Kansas Central currently expects that the refund of the 2020, 2021 and 2022 over-collections will occur as part of its 2023 TFR, subject to an approval by FERC. See Note 4 to the consolidated financial statements for additional information.
Evergy Missouri West February 2021 Winter Weather Event Securitization
In February 2021, much of the central and southern United States, including the service territories of the Evergy Companies, experienced a significant winter weather event that resulted in extremely cold temperatures over a multi-day period (February 2021 winter weather event). See Note 1 to the consolidated financial statements for additional information. In March 2022, Evergy Missouri West filed a petition for a financing order with the MPSC requesting authorization to finance its extraordinary fuel and purchased power costs incurred as part of the February 2021 winter weather event, including carrying costs, through the issuance of securitized bonds. Evergy Missouri West requested to repay the securitized bonds and collect the related amounts from customers over a period of approximately 15 years from the date of issuance of the securitized bonds.

In November 2022, the MPSC issued a revised financing order authorizing Evergy Missouri West to issue securitized bonds to recover its extraordinary fuel and purchased power costs incurred as part of the February 2021 winter weather event. As part of the order, the MPSC found that Evergy Missouri West's costs were prudently incurred, that it should only be allowed to recover 95% of its extraordinary fuel and purchased power costs consistent with the 5% sharing provision of its fuel recovery mechanism, that it should be allowed to recover carrying costs incurred since February 2021 at Evergy Missouri West's long-term debt rate of 5.06% and approved a 15 year repayment period for the bonds with a 17 year legal maturity. In the third quarter of 2022, Evergy Missouri West recorded an increase of $15.0 million to its February 2021 winter weather event regulatory asset for the recovery of carrying charges granted in the MPSC's financing order. As of December 31, 2022 and 2021, the value of Evergy Missouri West's February 2021 winter weather event regulatory asset was $309.0 million and $281.6 million, respectively. Evergy Missouri West will continue to record carrying charges on its February 2021 winter weather event regulatory asset until it issues the securitized bonds.
In January 2023, the OPC filed an appeal with the Missouri Court of Appeals, Western District, challenging the financing order regarding the treatment of income tax deductions, carrying costs and discount rates related to the financing of the extraordinary fuel and purchased power costs incurred as part of the February 2021 winter weather event. A final nonappealable financing order is required prior to the issuance of securitized bonds. A decision by the Missouri Court of Appeals, Western District, is currently expected in the second half of 2023, though the timeline for the decision is uncertain.
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

Renewable Generation Investment
In August 2022, Evergy Missouri West entered into an agreement with a renewable energy development company to purchase for approximately $250 million an operational wind farm located in the state of Oklahoma with a generating capacity of approximately 199 MW. The purchase is subject to regulatory approvals and closing conditions, including the granting of a Certificate of Convenience and Necessity (CCN) by the MPSC. In January 2023, the MPSC staff recommended the MPSC reject Evergy Missouri West's application for a CCN and allow it to file a new application with updated economic analyses of the renewable generation investment or alternatively extend the procedural schedule to allow the MPSC staff time to evaluate the current economic analyses prepared by Evergy Missouri West. A final decision by the MPSC is expected in the first half of 2023.
Regulatory Proceedings
See Note 4 to the consolidated financial statements for information regarding regulatory proceedings.
Wolf Creek Refueling Outage
Wolf Creek's most recent refueling outage began in October 2022 and the unit returned to service in November 2022. Wolf Creek's next refueling outage is planned to begin in the first quarter of 2024.
Earnings Overview
The following table summarizes Evergy's net income and diluted earnings per share (EPS).

	2022	Change	2021
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$752.7	$(127.0)	$879.7
Earnings per common share, diluted	3.27	(0.56)	3.83
Net income attributable to Evergy, Inc. decreased in 2022, compared to 2021, primarily due to non-regulated energy marketing margins related to the February 2021 winter weather event, an impairment loss and other regulatory disallowances related to Evergy Missouri West's and Evergy Metro's final rate order received from the MPSC in December 2022, lower realized and unrealized gains from various equity investments, higher depreciation expense, higher interest expense, the ordered refund to customers of certain transmission revenues and the recording of an estimated refund obligation to customers related to Evergy Metro's Earnings Review and Sharing Plan (ERSP); partially offset by higher retail sales in 2022 driven by favorable weather and higher weather-normalized demand, lower income tax expense, higher transmission revenue and higher interest income.
Diluted EPS decreased in 2022, compared to 2021, primarily due to the decrease in net income attributable to Evergy, Inc. discussed above.
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

Utility gross margin (non-GAAP) is intended to aid an investor's overall understanding of results. Management believes that utility gross margin (non-GAAP) provides a meaningful basis for evaluating the Evergy Companies' operations across periods because utility gross margin (non-GAAP) excludes the revenue effect of fluctuations in fuel and purchased power costs and SPP network transmission costs.  Utility gross margin (non-GAAP) is used internally to measure performance against budget and in reports for management and Evergy's Board of Directors (Evergy Board).  Utility gross margin (non-GAAP) should be viewed as a supplement to, and not a substitute for, gross margin, which is the most directly comparable financial measure prepared in accordance with GAAP. Gross margin under GAAP is defined as the excess of sales over cost of goods sold.
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
Adjusted Earnings (non-GAAP) and Adjusted EPS (non-GAAP)
Effective in the third quarter of 2022, the calculation of adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) excludes the revenues collected from customers for the return on investment of the retired Sibley Station in the current period and the 2022 deferral of the cumulative amount of revenues collected since December 2018 to be refunded to customers. See "Sibley Station" within this Executive Summary for additional information. Effective in the fourth quarter of 2022, the calculation of adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) excludes the transmission revenues collected from customers in the current period and the 2022 deferral of the cumulative amount of transmission revenues collected since 2018 through Evergy Kansas Central's FERC TFR to be refunded to customers as a result of a December 2022 FERC order. See "Evergy Kansas Central FERC TFR Refund" within this Executive Summary for additional information. Management believes that this is a representative measure of Evergy's recurring earnings, assists in the comparability of results and is consistent with how management reviews performance. Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) for 2021 have been recast, as applicable, to conform to the current year presentation.
Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) for 2022 were $853.8 million or $3.71 per share. For 2021, Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) were $795.2 million or $3.46 per share.
In addition to net income attributable to Evergy, Inc. and diluted EPS, Evergy's management uses adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) to evaluate earnings and EPS without i.) the income or costs resulting from non-regulated energy marketing margins from the February 2021 winter weather event; ii.) gains or losses related to equity investments subject to a restriction on sale; iii.) the revenues collected from customers for the return on investment of the retired Sibley Station in the current period and the 2022 deferral of the cumulative amount of revenues collected since December 2018 for future refunds to customers; iv.) the estimated impairment loss on Sibley Unit 3 and other regulatory disallowances; v.) the mark-to-market impacts of economic hedges related to Evergy Kansas Central's non-regulated 8% ownership share of Jeffrey Energy Center (JEC); vi.) the transmission revenues collected from customers through Evergy Kansas Central's FERC TFR to be refunded to customers in accordance with a December 2022 FERC order; and vii.) costs resulting from executive transition, severance, advisor expenses and COVID-19 vaccine incentives.
Adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) are intended to aid an investor's overall understanding of results. Management believes that adjusted earnings (non-GAAP) provides a meaningful basis for evaluating Evergy's operations across periods because it excludes certain items that management does not believe are indicative of Evergy's ongoing performance or that can create period to period earnings volatility.
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

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
	2022		2021
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$752.7	$3.27	$879.7	$3.83
Non-GAAP reconciling items:
Non-regulated energy marketing margin related to February 2021 winter weather event, pre-tax(a)	2.1	0.01	(94.5)	(0.41)
Sibley Station return on investment, pre-tax(b)	51.4	0.22	(12.4)	(0.05)
Mark-to-market impact of JEC economic hedges, pre-tax(c)	(11.2)	(0.05)	—	—
Non-regulated energy marketing costs related to February 2021 winter weather event, pre-tax(d)	1.3	0.01	7.9	0.03
Executive transition costs, pre-tax(e)	2.2	0.01	10.8	0.05
Severance costs, pre-tax(f)	2.3	0.01	2.8	0.01
Advisor expenses, pre-tax(g)	5.4	0.02	11.6	0.05
COVID-19 vaccine incentive, pre-tax(h)	—	—	1.2	0.01
Sibley impairment loss and other regulatory disallowances, pre-tax(i)	34.9	0.15	—	—
Restricted equity investment losses (gains), pre-tax(j)	16.3	0.07	(27.7)	(0.12)
TFR refund, pre-tax(k)	25.0	0.11	(9.9)	(0.05)
Income tax (benefit) expense (l)	(28.6)	(0.12)	25.7	0.11
Adjusted earnings (non-GAAP)	$853.8	$3.71	$795.2	$3.46
(a)Reflects non-regulated energy marketing margins related to the February 2021 winter weather event that are included in operating revenues on the consolidated statements of comprehensive income.
(b)Reflects revenues collected from customers for the return on investment of the retired Sibley Station in the current period and the 2022 deferral of the cumulative amount of revenues collected since December 2018 that are included in operating revenues on the consolidated statements of comprehensive income.
(c)Reflects mark to market gains or losses related to forward contracts for natural gas and electricity entered into as economic hedges against fuel price volatility related to Evergy Kansas Central's non-regulated 8% ownership share of JEC that are included in operating revenues on the consolidated statements of comprehensive income.
(d)Reflects non-regulated energy marketing incentive compensation costs related to the February 2021 winter weather event that are included in operating and maintenance expense on the consolidated statements of comprehensive income.
(e)Reflects costs associated with executive transition including inducement bonuses, severance agreements and other transition expenses that are included in operating and maintenance expense on the consolidated statements of comprehensive income.
(f)Reflects severance costs incurred associated with certain severance programs at the Evergy Companies that are included in operating and maintenance expense on the consolidated statements of comprehensive income.
(g)Reflects advisor expenses incurred associated with strategic planning that are included in operating and maintenance expense on the consolidated statements of comprehensive income.
(h)Reflects incentive compensation costs incurred associated with employees becoming fully vaccinated against COVID-19 that are included in operating and maintenance expense on the consolidated statements of comprehensive income.
(i)Reflects the impairment loss on Sibley Unit 3 and costs related to certain meter replacements that were disallowed in the 2022 Evergy Metro and Evergy Missouri West rate cases that are included in Sibley Unit 3 impairment loss and other regulatory disallowances on the consolidated statements of comprehensive income.
(j)Reflects (gains) losses related to equity investments which were subject to a restriction on sale that are included in investment earnings on the consolidated statements of comprehensive income.
(k)Reflects transmission revenues collected from customers in the current period and the 2022 deferral of the cumulative amount of transmission revenues collected since 2018 through Evergy Kansas Central's FERC TFR to be refunded to customers in accordance with a December 2022 FERC order that are included in operating revenues on the consolidated statements of comprehensive income.
(l)Reflects an income tax effect calculated at a statutory rate of approximately 22%, with the exception of certain non-deductible items.

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

			Impact on	Impact on
			Projected	2023
	Change in		Benefit	Pension
Actuarial assumption	Assumption		Obligation	Expense
			(millions)
Discount rate	0.5%	increase	$(76.4)	$(6.7)
Rate of return on plan assets	0.5%	increase	N/A	(5.9)
Rate of compensation	0.5%	increase	16.9	3.5
Discount rate	0.5%	decrease	84.7	7.3
Rate of return on plan assets	0.5%	decrease	N/A	5.9
Rate of compensation	0.5%	decrease	(15.8)	(3.3)

Pension expense for Evergy Kansas Central, Evergy Metro and Evergy Missouri West is recorded in accordance with rate orders from the KCC and MPSC. The orders allow the difference between pension costs under GAAP and pension costs for ratemaking to be recorded as a regulatory asset or liability with future ratemaking recovery or refunds, as appropriate.
In 2022, Evergy's pension expense was $144.5 million under GAAP and $159.2 million for ratemaking. The impact on 2023 pension expense in the table above reflects the impact on GAAP pension costs. Under the Evergy Companies' rate agreements, any increase or decrease in GAAP pension expense is deferred to a regulatory asset or liability for future ratemaking treatment. See Note 9 to the consolidated financial statements for additional information regarding the accounting for pensions.
Market conditions and interest rates significantly affect the future assets and liabilities of the plan. It is difficult to predict future pension costs, changes in pension liability and cash funding requirements due to the inherent uncertainty of market conditions.
Revenue Recognition
Evergy recognizes revenue on the sale of electricity to customers over time as the service is provided in the amount it has the right to invoice. Revenues recorded include electric services provided but not yet billed by Evergy. Unbilled revenues are recorded for kWh usage in the period following the customers' billing cycle to the end of the month. This estimate is based on net system kWh usage less actual billed kWhs. Evergy's estimated unbilled kWhs are allocated and priced by regulatory jurisdiction across the rate classes based on actual billing rates. Evergy's unbilled revenue estimate is affected by factors including fluctuations in energy demand, weather, line losses and changes in the composition of customer classes. See Note 3 to the consolidated financial statements for the balance of unbilled receivables for Evergy as of December 31, 2022 and 2021.
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
As of December 31, 2022 and 2021, Evergy had recorded AROs of $1,153.2 million and $960.1 million, respectively. See Note 6 to the consolidated financial statements for more information regarding Evergy's AROs.
EVERGY RESULTS OF OPERATIONS
Evergy's results of operations and financial position are affected by a variety of factors including rate regulation, fuel costs, weather, customer behavior and demand, the economy and competitive forces.
Substantially all of Evergy's revenues are subject to state or federal regulation. This regulation has a significant impact on the price the Evergy Companies charge for electric service. Evergy's results of operations and financial position are affected by its ability to align overall spending, both operating and capital, within the frameworks established by its regulators and to mitigate the impacts of inflationary pressures.
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
The Evergy Companies' taxes other than income taxes, of which property taxes are a significant component, can fluctuate significantly due to a variety of factors, including changes in taxable values and property tax rates. Evergy Kansas Central, Evergy Metro and Evergy Missouri West have property tax surcharges or trackers that allow them to defer and subsequently recover or refund, through customer rates, substantially all of the variance in property tax costs from the amounts set in base rates.

The following table summarizes Evergy's comparative results of operations.

	2022	Change	2021
	(millions)
Operating revenues	$5,859.1	$272.4	$5,586.7
Fuel and purchased power	1,821.2	264.2	1,557.0
SPP network transmission costs	323.0	32.6	290.4
Operating and maintenance	1,085.3	(22.2)	1,107.5
Depreciation and amortization	929.4	33.0	896.4
Taxes other than income tax	398.1	17.6	380.5
Sibley Unit 3 impairment loss and other regulatory disallowances	34.9	34.9	—
Income from operations	1,267.2	(87.7)	1,354.9
Other income (expense), net	(58.0)	(76.8)	18.8
Interest expense	404.0	31.4	372.6
Income tax expense	47.5	(69.9)	117.4
Equity in earnings of equity method investees, net of income taxes	7.3	(0.9)	8.2
Net income	765.0	(126.9)	891.9
Less: Net income attributable to noncontrolling interests	12.3	0.1	12.2
Net income attributable to Evergy, Inc.	$752.7	$(127.0)	$879.7

Gross Margin (GAAP) and Utility Gross Margin (non-GAAP)
The following tables summarize Evergy's gross margin (GAAP) and MWhs sold and reconcile Evergy's gross margin (GAAP) to Evergy's utility gross margin (non-GAAP). See "Executive Summary - Non-GAAP Measures" for additional information regarding gross margin (GAAP) and utility gross margin (non-GAAP).

	Revenues and Expenses
	2022	Change	2021	Change	2020
Retail revenues	(millions)
Residential	$2,168.2	$249.9	$1,918.3	$9.1	$1,909.2
Commercial	1,888.5	207.2	1,681.3	39.6	1,641.7
Industrial	686.2	89.2	597.0	8.3	588.7
Other retail revenues	(32.1)	(65.2)	33.1	(5.4)	38.5
Total electric retail	4,710.8	481.1	4,229.7	51.6	4,178.1
Wholesale revenues	509.9	(207.3)	717.2	453.2	264.0
Transmission revenues	343.7	(13.1)	356.8	38.3	318.5
Other revenues	294.7	11.7	283.0	130.2	152.8
Operating revenues	5,859.1	272.4	5,586.7	673.3	4,913.4
Fuel and purchased power	(1,821.2)	(264.2)	(1,557.0)	(458.0)	(1,099.0)
SPP network transmission costs	(323.0)	(32.6)	(290.4)	(27.2)	(263.2)
Operating and maintenance(a)	(542.6)	(6.9)	(535.7)	12.4	(548.1)
Depreciation and amortization	(929.4)	(33.0)	(896.4)	(16.3)	(880.1)
Taxes other than income tax	(398.1)	(17.6)	(380.5)	(16.3)	(364.2)
Gross margin (GAAP)	1,844.8	(81.9)	1,926.7	167.9	1,758.8
Operating and maintenance(a)	542.6	6.9	535.7	(12.4)	548.1
Depreciation and amortization	929.4	33.0	896.4	16.3	880.1
Taxes other than income tax	398.1	17.6	380.5	16.3	364.2
Utility gross margin (non-GAAP)	$3,714.9	$(24.4)	$3,739.3	$188.1	$3,551.2
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $542.7 million, $571.8 million and $614.9 million for 2022, 2021 and 2020, respectively.

MWhs Sold	2022	Change	2021	Change	2020
Retail sales	(thousands)
Residential	16,494	779	15,715	232	15,483
Commercial	18,176	517	17,659	664	16,995
Industrial	8,782	174	8,608	365	8,243
Other retail	131	—	131	(1)	132
Total electric retail sales	43,583	1,470	42,113	1,260	40,853
Wholesale sales	17,103	1,187	15,916	1,056	14,860
Total	60,686	2,657	58,029	2,316	55,713
Evergy's gross margin (GAAP) decreased $81.9 million in 2022, compared to 2021 and Evergy's utility gross margin (non-GAAP) decreased $24.4 million in 2022, compared to 2021, both measures were driven by:
•a $96.6 million decrease in non-regulated energy marketing margins recognized at Evergy Kansas Central related to the February 2021 winter weather event;
•a $68.0 million decrease due to the deferral of revenues in 2022 for the ordered refund of amounts collected from customers since December 2018 for the return on investment of the retired Sibley Station;

•a $32.8 million decrease in transmission revenues collected from Evergy Kansas Central's customers through its FERC TFR which is to be refunded to customers in accordance with a December 2022 FERC order;
•a $22.7 million decrease in transmission revenues related to the amortization of excess deferred income taxes authorized by FERC in December 2022 and which is offset in income tax expense;
•a $16.7 million reduction to Evergy Metro's operating revenues due to recording an estimated refund obligation to customers related to Evergy Metro's ERSP. See Note 4 of the consolidated financial statements for additional information;
•a $1.4 million net decrease due to other impacts from the February 2021 winter weather event driven by:
◦a $33.8 million decrease at Evergy Kansas Central driven by higher wholesale sales at its non-regulated 8% ownership share of JEC due to higher wholesale sales prices and MWhs sold in February 2021; partially offset by
◦a $21.0 million increase at Evergy Missouri West driven by $14.8 million of increased fuel and purchased power costs in February 2021 that are not recoverable from customers through its fuel recovery mechanism and a $6.2 million decrease related to a special requirements contract with an industrial customer; and
◦an $11.4 million increase at Evergy Metro primarily driven by jurisdictional allocation differences currently present between its fuel recovery mechanisms in Missouri and Kansas regarding its refund to customers for the net increase in wholesale revenues in February 2021; partially offset by
•a $138.2 million increase primarily due to higher retail sales driven by favorable weather (cooling degree days increased 7% and heating degree days increased by 12%) and an increase in weather-normalized demand;
•a $42.5 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2022;
•an $11.2 million increase due to mark to market gains related to forward contracts for natural gas and electricity entered into as economic hedges against fuel price volatility related to Evergy Kansas Central's non-regulated 8% ownership share of JEC;
•an $11.0 million increase due to higher revenues collected at Evergy Kansas Central and Evergy Metro related to property taxes and which has a direct offset in taxes other than income tax; and
•a $10.9 million increase due to the cessation of annual bill credits recorded by Evergy Kansas Central and Evergy Metro through January 2022 as a result of the expiration of conditions in the KCC order granting the 2018 merger of Evergy Kansas Central and Great Plains Energy.
Additionally, the decrease in Evergy's gross margin (GAAP) was also driven by:
•a $33.0 million increase in depreciation and amortization primarily driven by higher capital additions at Evergy Kansas Central and Evergy Metro in 2022 as described further below;
•a $17.6 million increase in taxes other than income taxes driven by an increase in property taxes in Missouri and Kansas primarily due to higher assessed property tax values as described further below; and
•a $6.9 million increase in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by a $10.5 million increase in transmission and distribution operating and maintenance expense as described further below.
Evergy's gross margin (GAAP) increased $167.9 million in 2021, compared to 2020 and Evergy's utility gross margin (non-GAAP) increased $188.1 million in 2021, compared to the same period in 2020, both measures were driven by:
•a $94.5 million of non-regulated energy marketing margins recognized at Evergy Kansas Central related to the February 2021 winter weather event;

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
◦a $33.8 million increase at Evergy Kansas Central driven by higher wholesale sales at its non-regulated 8% ownership share of JEC due to higher wholesale sales prices and MWhs sold in February 2021; partially offset by
◦a $21.0 million decrease at Evergy Missouri West driven by $14.8 million of increased fuel and purchased power costs in February 2021 that are not recoverable from customers through its fuel recovery mechanism and a $6.2 million decrease related to a special requirements contract with an industrial customer; and
◦an $11.4 million decrease at Evergy Metro primarily driven by jurisdictional allocation differences currently present between its fuel recovery mechanisms in Missouri and Kansas regarding its refund to customers for the net increase in wholesale revenues in February 2021; partially offset by
•a $30.2 million decrease in revenues at Evergy Kansas Central and Evergy Metro due to rate reductions beginning January 1, 2021, in Kansas to reflect their exemption from Kansas corporate incomes taxes.
Additionally, the increase in Evergy's gross margin (GAAP) was also driven by:
•a $12.4 million decrease in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by a $16.9 million decrease in transmission and distribution operating and maintenance expenses; offset by
•a $16.3 million increase in depreciation and amortization primarily driven by higher capital additions at Evergy Kansas Central in 2021; and
•a $16.3 million increase in taxes other than income taxes driven by an increase in property taxes in Missouri and Kansas primarily due to higher assessed property tax values.
Operating and Maintenance
Evergy's operating and maintenance expense decreased $22.2 million in 2022, compared to 2021, primarily driven by:
•a $11.9 million decrease in credit loss expense at Evergy Metro and Evergy Missouri West primarily due to resuming collection activities for accounts with lower balances due;
•an $8.6 million decrease in costs recorded in 2022 associated with executive transition, including inducement bonuses, severance agreements and other transition expenses;
•a $6.6 million decrease in costs incurred in 2022 at Evergy Kansas Central related to non-regulated energy marketing margins recognized during the February 2021 winter weather event; and
•a $6.2 million decrease in advisor expenses incurred in 2022 associated with strategic planning; partially offset by
•a $10.5 million increase in various transmission and distribution operating and maintenance expenses primarily driven by higher contractor costs, a $2.0 million increase in engineering and environmental outside service fees and a $3.0 million increase in vegetation management costs in 2022.

Depreciation and Amortization
Evergy's depreciation and amortization increased $33.0 million in 2022, compared to 2021, primarily driven by higher capital additions at Evergy Kansas Central and Evergy Metro in 2022.
Taxes Other Than Income Tax
Evergy's taxes other than income tax increased $17.6 million in 2022, compared to 2021, driven by an increase in property taxes in Missouri and Kansas primarily due to higher assessed property tax values.
Sibley Unit 3 Impairment Loss and Other Regulatory Disallowances
Evergy recorded a $26.7 million impairment loss on Evergy Missouri West's regulatory asset for retired generation facilities related to Sibley Unit 3 in 2022 and $5.5 million and $2.7 million losses at Evergy Metro and Evergy Missouri West, respectively, in accordance with the amended final rate order from the MPSC in their 2022 rate cases which disallowed the recovery of costs associated with the replacement of certain electric meters. See Notes 1 and 4 of the consolidated financial statements for additional information.
Other Income (Expense), Net
Evergy's other income, net in 2021 became other expense, net, in 2022 as a result of a $76.8 million increase in net other expense items, primarily driven by:
•a $66.7 million increase primarily due to a $27.7 million unrealized gain in 2021 due to the change in fair value related to Evergy's equity investment in an early-stage energy solutions company, a $16.3 million realized loss related to this equity investment that was sold in 2022 through a share forward agreement, $14.0 million in realized gains from the sale of various equity investments in 2021 and a $9.9 million increase due to lower unrealized gains from various equity investments in 2022;
•a $7.3 million increase primarily due to higher pension non-service costs at Evergy Kansas Central and Evergy Metro in 2022;
•$6.4 million of lower Evergy Kansas Central equity allowance for funds used during construction (AFUDC) primarily driven by higher short-term debt balances in 2022; and
•$6.1 million of other income recorded in 2021 related to contract termination fees; partially offset by
•a $20.2 million increase in interest income primarily due to $15.0 million of carrying charges recorded by Evergy Missouri West in the third quarter of 2022 associated with its regulatory asset for fuel and purchased power costs related to the February 2021 winter weather event, driven by an MPSC order allowing for their recovery as part of Evergy Missouri West's securitization financing request.
Interest Expense
Evergy's interest expense increased $31.4 million in 2022, compared to 2021, primarily driven by:
•a $42.3 million increase in interest expense on short-term borrowings primarily due to higher short-term debt balances and weighted-average interest rates for Evergy, Inc., Evergy Kansas Central and Evergy Missouri West in 2022; and
•a $7.4 million increase due to the issuance of Evergy Missouri West's $250.0 million of 3.75% First Mortgage Bonds (FMBs) in March 2022; partially offset by
•an $8.3 million decrease due to the repayment of Evergy's $287.5 million of 5.292% Senior Notes at maturity in June 2022; and
•a $5.8 million decrease due to the repayment of Evergy Missouri West's $80.9 million of 8.27% Senior Notes at maturity in November 2021.

Income Tax Expense
Evergy's income tax expense decreased $69.9 million in 2022, compared to 2021, primarily driven by:
•a $42.7 million decrease primarily due to lower Evergy Kansas Central and Evergy Missouri West pre-tax income in 2022; and
•a $17.9 million decrease primarily due to higher amortization of excess deferred income taxes authorized by FERC in December 2022.
EVERGY SIGNIFICANT BALANCE SHEET CHANGES
(December 31, 2022 compared to December 31, 2021)
•Evergy's receivables, net increased $93.7 million primarily driven by a $52.1 million increase in retail electric accounts receivable and a $48.3 million increase in wholesale sales accounts receivable driven by higher sales in December 2022 due to favorable weather.
•Evergy's accounts receivable pledged as collateral increased $40.0 million primarily driven by Evergy's increase in retail electric accounts receivable balances in December 2022, resulting in a higher level of retail electric receivables available for sale through Evergy's receivable sales facilities.
•Evergy's fuel and supplies inventory increased $106.2 million primarily driven by an $86.4 million increase in materials and supply inventory primarily due to an increase in transmission and distribution capital projects related to grid resiliency and other infrastructure improvement in addition to maintaining higher overall levels of inventory to mitigate longer supply chain lead times.
•Evergy's income taxes receivable decreased by $18.7 million primarily due to the application of Evergy's 2021 overpayment of income taxes to Evergy's 2022 income tax payments.
•Evergy's other assets - current decreased $30.9 million primarily due to a $31.4 million investment in an early-stage energy solutions company that was sold in 2022. See "Evergy Equity Investment" in Note 1 to the consolidated financial statements for additional information.
•Evergy's nuclear decommissioning trust funds decreased $115.4 million primarily driven by realized and unrealized losses on investments at Evergy Kansas Central's and Evergy Metro's nuclear decommissioning trusts.
•Evergy's current maturities of long-term debt increased $49.8 million primarily due to the reclassification of Evergy Metro's $300.0 million of 3.15% Senior Notes and $79.5 million of 2.95% Environmental Improvement Revenue Refunding (EIRR) bonds and Evergy Kansas Central's $50.0 million of 6.15% of FMBs from long-term to current, partially offset by the repayments of Evergy's $287.5 million of 5.292% of Senior Notes and Evergy Missouri West's $100.0 million of 3.74% Senior Notes.
•Evergy's collateralized note payable increased $40.0 million primarily driven by Evergy's increase in retail electric accounts receivable balances in December 2022, resulting in a higher level of retail electric receivables available for sale through Evergy's receivable sales facilities.
•Evergy's regulatory liabilities - current increased $84.7 million primarily due to $48.4 million ordered to be refunded to TFR customers in the next 12 months for over-collections related to the calculation of Evergy Kansas Central's capital structure for the rate years 2020 - 2022 and the amortization of excess deferred income taxes, and a $26.4 million increase in the current portion of Evergy Missouri West's Sibley AAO regulatory liability. See "Evergy Kansas Central TFR Formal Challenge" in Note 4 to the consolidated financial statements for additional information.
•Evergy's asset retirement obligations - current increased $20.9 million primarily due to changes in estimates and the expected timing of remediation at several Evergy Kansas Central and Evergy Metro ponds and landfills containing CCRs.
•Evergy's pension and post-retirement liability decreased $420.7 million primarily due to a decrease in benefit obligations driven by $160.4 million and $145.9 million decreases due to actuarial remeasurements at Evergy Metro and Evergy Kansas Central, respectively, and pension contributions of $46.9 million and $21.0 million at Evergy Metro and Evergy Kansas Central, respectively.
•Evergy's asset retirement obligations - long-term increased $172.2 million primarily due to changes in the estimates of several Evergy Kansas Central and Evergy Metro ponds and landfills containing CCRs. See Note 6 to the consolidated financial statements for additional information.
LIQUIDITY AND CAPITAL RESOURCES
Evergy relies primarily upon cash from operations, short-term borrowings, debt and equity issuances and its existing cash and cash equivalents to fund its capital requirements. Evergy's capital requirements primarily consist of capital expenditures, payment of contractual obligations and other commitments and the payment of dividends to shareholders.
Capital Sources
Cash Flows from Operations
Evergy's cash flows from operations are driven by the regulated sale of electricity. These cash flows are relatively stable but the timing and level of these cash flows can vary based on weather and economic conditions, future regulatory proceedings, the timing of cash payments made for costs recoverable under regulatory mechanisms and the time such costs are recovered, and unanticipated expenses such as unplanned plant outages and storms. Evergy's cash flows from operations were $1,801.9 million, $1,351.7 million and $1,753.8 million in 2022, 2021 and 2020, respectively.
Short-Term Borrowings
As of December 31, 2022, Evergy had $1.2 billion of available borrowing capacity under its master credit facility. The available borrowing capacity under the master credit facility consisted of $449.3 million for Evergy, Inc., $227.9 million for Evergy Kansas Central, $239.0 million for Evergy Metro and $250.8 million for Evergy Missouri West. The Evergy Companies' borrowing capacity under the master credit facility also supports their issuance of commercial paper. See Note 11 to the consolidated financial statements for more information regarding the master credit facility.
In February 2022, Evergy, Inc. entered into a $500.0 million unsecured Term Loan Facility that originally expired in February 2023. In February 2023, Evergy, Inc. amended the $500.0 million Term Loan Facility to expire in February 2024. As a result of the amendment, Evergy, Inc. demonstrated its intent and ability to refinance the Term Loan Facility and reflected this $500 million borrowing within long-term debt, net, on Evergy's consolidated balance sheets as of December 31, 2022. Evergy's borrowings under the Term Loan Facility were used for, among other things, working capital, capital expenditures and general corporate purposes.
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
Long-Term Debt and Equity Issuances
From time to time, Evergy issues long-term debt and equity to repay short-term debt, refinance maturing long-term debt and finance growth. As of December 31, 2022 and 2021, Evergy's capital structure, excluding short-term debt, was as follows:

	December 31
	2022	2021
Common equity	48%	49%
Long-term debt, including VIEs	52%	51%

Under stipulations with the MPSC and KCC, Evergy, Evergy Kansas Central and Evergy Metro are required to maintain common equity at not less than 35%, 40% and 40%, respectively, of total capitalization. The master credit facility and certain debt instruments of the Evergy Companies also contain restrictions that require the maintenance of certain capitalization and leverage ratios. As of December 31, 2022, the Evergy Companies were in compliance with these covenants.
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

As of February 23, 2023, the major credit rating agencies rated the Evergy Companies' securities as detailed in the following table.

	Moody's	S&P Global
	Investors Service(a)	Ratings(a)
Evergy
Outlook	Stable	Negative
Corporate Credit Rating	--	A-
Senior Unsecured Debt	Baa2	BBB+
Commercial Paper	P-2	A-2

Evergy Kansas Central
Outlook	Stable	Negative
Corporate Credit Rating	Baa1	A-
Senior Secured Debt	A2	A
Commercial Paper	P-2	A-2

Evergy Kansas South
Outlook	Stable	Negative
Corporate Credit Rating	Baa1	A-
Senior Secured Debt	A2	A
Short-Term Rating	P-2	A-2

Evergy Metro
Outlook	Stable	Negative
Corporate Credit Rating	Baa1	A
Senior Secured Debt	A2	A+
Senior Unsecured Debt	--	A
Commercial Paper	P-2	A-1

Evergy Missouri West
Outlook	Stable	Negative
Corporate Credit Rating	Baa2	A-
Senior Secured Debt	A3	A
Commercial Paper	P-2	A-2
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

The following table summarizes the regulatory short-term and long-term debt financing authorizations for Evergy Kansas Central, Evergy Kansas South, Evergy Metro and Evergy Missouri West and the remaining amount available under these authorizations as of December 31, 2022.

Type of Authorization	Commission	Expiration Date	Authorization Amount	Available Under Authorization
Evergy Kansas Central & Evergy Kansas South			(in millions)
Short-Term Debt	FERC	December 2024	$1,250.0	$477.9
Evergy Metro
Short-Term Debt	FERC	December 2024	$1,250.0	$1,139.0
Evergy Missouri West
Short-Term Debt	FERC	December 2024	$750.0	$240.3
Long-Term Debt	FERC	October 2024	$600.0	$300.0
In addition to the above regulatory authorizations, the Evergy Kansas Central, Evergy Kansas South, Evergy Metro and Evergy Missouri West mortgages each contain provisions restricting the amount of FMBs or mortgage bonds, as applicable, that can be issued by each entity. Evergy Kansas Central, Evergy Kansas South, Evergy Metro and Evergy Missouri West must comply with these restrictions prior to the issuance of additional FMBs, mortgage bonds or other secured indebtedness.
Under the Evergy Kansas Central mortgage, the issuance of FMBs is subject to limitations based on the amount of bondable property additions. In addition, so long as any bonds issued prior to January 1, 1997, remain outstanding, the mortgage prohibits additional FMBs from being issued, except in connection with certain refundings, unless Evergy Kansas Central’s unconsolidated net earnings available for interest, depreciation and property retirement (which, as defined, does not include earnings or losses attributable to the ownership of securities of subsidiaries), for a period of 12 consecutive months within 15 months preceding the issuance, are not less than the greater of twice the annual interest charges on or 10% of the principal amount of all FMBs outstanding after giving effect to the proposed issuance. As of December 31, 2022, $416.4 million principal amount of additional FMBs could be issued under the most restrictive provisions in the mortgage, except in connection with certain refundings.
Under the Evergy Kansas South mortgage, the amount of FMBs authorized is limited to a maximum of $3.5 billion and the issuance of FMBs is subject to limitations based on the amount of bondable property additions. In addition, the mortgage prohibits additional FMBs from being issued, except in connection with certain refundings, unless Evergy Kansas South's net earnings before income taxes and before provision for retirement and depreciation of property for a period of 12 consecutive months within 15 months preceding the issuance are not less than either two and one-half times the annual interest charges on or 10% of the principal amount of all Evergy Kansas South FMBs outstanding after giving effect to the proposed issuance. As of December 31, 2022, approximately $2,828.6 million principal amount of additional Evergy Kansas South FMBs could be issued under the most restrictive provisions in the mortgage, except in connection with certain refundings.

Under the General Mortgage Indenture and Deed of Trust dated as of December 1, 1986, as supplemented (Evergy Metro Mortgage Indenture), additional Evergy Metro mortgage bonds may be issued on the basis of 75% of property additions or retired bonds. As of December 31, 2022, approximately $5,254.1 million principal amount of additional Evergy Metro mortgage bonds could be issued under the most restrictive provisions in the mortgage.
Under the First Mortgage Indenture and Deed of Trust, dated as of March 1, 2022 (Evergy Missouri West Mortgage Indenture), additional Evergy Missouri West mortgage bonds may be issued on the basis of 75% of property additions or retired bonds. As of December 31, 2022, approximately $1,905.0 million principal amount of additional Evergy Missouri West mortgage bonds could be issued under the most restrictive provisions in the mortgage.

Cash and Cash Equivalents
At December 31, 2022, Evergy had approximately $25.2 million of cash and cash equivalents on hand.
Capital Requirements
Capital Expenditures
Evergy expects to need cash for its long-term strategy of transitioning its generation fleet to be more sustainable by reducing CO2 emissions as well as executing other utility construction programs required to maintain Evergy's electric utility operations, improve reliability and expand facilities related to providing electric service. These capital expenditures could include, but are not limited to, expenditures to develop new transmission lines and make improvements to power plants, transmission and distribution lines and equipment. See "Executive Summary - Strategy", above for further information regarding Evergy's strategy. Evergy's capital expenditures were $2,166.5 million, $1,972.5 million and $1,560.3 million in 2022, 2021 and 2020, respectively.
Capital expenditures projected for the next five years, excluding AFUDC and including costs of removal, are detailed in the following table. This capital expenditure plan is subject to management's discretion and continual review and could change. See Part I, Item 1A, Risk Factors for information regarding potential risks to Evergy's capital expenditure plan.

	2023	2024	2025	2026	2027
	(millions)
Generating facilities - new renewable/other generation	$375.0	$89.0	$670.0	$603.0	$400.0
Generating facilities - other	414.0	354.0	335.0	290.0	364.0
Transmission facilities	662.0	694.0	598.0	629.0	678.0
Distribution facilities	697.0	622.0	669.0	642.0	715.0
General facilities	258.0	247.0	189.0	195.0	218.0
Total capital expenditures	$2,406.0	$2,006.0	$2,461.0	$2,359.0	$2,375.0
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
The information in the following table is provided to summarize Evergy's significant cash obligations and commercial commitments.

Payment due by period	2023	2024	2025	2026	2027	After 2027	Total
Long-term debt	(millions)
Principal	$439.5	$1,300.0	$636.0	$350.0	$621.9	$6,984.9	$10,332.3
Interest	356.8	345.1	325.3	304.7	292.0	3,572.3	5,196.2
Pension and other post-retirement plans (a)	32.0	32.0	32.0	32.0	32.0	(a)	160.0
Purchase commitments
Fuel	308.6	157.5	130.4	132.9	57.1	148.3	934.8
Power	62.7	57.1	57.5	57.5	57.5	275.2	567.5
(a)    Evergy expects to make contributions to the pension and other post-retirement plans beyond 2027 but the amounts are not yet determined.
Long-term debt includes current maturities. Long-term debt principal excludes $79.6 million of unamortized net discounts and debt issuance costs and a $92.1 million fair value adjustment recorded in connection with purchase accounting for the Great Plains Energy and Evergy Kansas Central merger that was completed in 2018. Variable rate interest obligations are based on rates as of December 31, 2022.

Evergy expects to contribute $32.0 million to the pension and other post-retirement plans in 2023, of which the majority is expected to be paid by Evergy Kansas Central and Evergy Metro. Additional contributions to the plans are expected beyond 2027 in amounts at least sufficient to meet the greater of Employee Retirement Income Security Act of 1974, as amended (ERISA) or regulatory funding requirements; however, these amounts have not yet been determined. Amounts for years after 2023 are estimates based on information available in determining the amount for 2023. Actual amounts for years after 2023 could be significantly different than the estimated amounts in the table above.
Fuel commitments consist of commitments for nuclear fuel, coal and coal transportation costs. Power commitments consist of certain commitments for renewable energy under power purchase agreements, capacity purchases and firm transmission service.
At December 31, 2022, Evergy has other insignificant commitments as well as other insignificant long-term liabilities recorded on its consolidated balance sheet, which are not included in the table above.
Common Stock Dividends
The amount and timing of dividends payable on Evergy's common stock are within the sole discretion of the Evergy Board. The amount and timing of dividends declared by the Evergy Board will be dependent on considerations such as Evergy's earnings, financial position, cash flows, capitalization ratios, regulation, reinvestment opportunities and debt covenants. Evergy targets a long-term dividend payout ratio of 60% to 70% of earnings. See Note 1 to the consolidated financial statements for information on the common stock dividend declared by the Evergy Board in February 2023.
The Evergy Companies also have certain restrictions stemming from statutory requirements, corporate organizational documents, covenants and other conditions that could affect dividend levels. See Note 18 to the consolidated financial statements for further discussion of restrictions on dividend payments.
Cash Flows
The following table presents Evergy's cash flows from operating, investing and financing activities.

	2022	2021
	(millions)
Cash flows from operating activities	$1,801.9	$1,351.7
Cash flows used in investing activities	(2,152.2)	(1,913.8)
Cash flows from financing activities	349.3	443.4
Cash Flows from Operating Activities
Evergy's cash flows from operating activities increased $450.2 million in 2022, compared to 2021, primarily driven by:
•a $382.7 million increase in cash receipts for retail electric sales in 2022 primarily driven by favorable weather and an increase in weather-normalized demand; and
•$365.5 million of cash payments for net fuel and purchased power costs during the February 2021 winter weather event; partially offset by
•a $104.8 million decrease in cash payments in 2022 primarily due to the timing of payments made to taxing authorities for property tax payments as well as various suppliers and service providers for goods and services purchased in the ordinary course of business; and
•$89.9 million of cash receipts related to non-regulated energy marketing margins earned during the February 2021 winter weather event.
Cash Flows used in Investing Activities
Evergy's cash flows used in investing activities increased $238.4 million in 2022, compared to 2021, primarily driven by a $194.0 million increase in additions to property, plant and equipment due to increases at Evergy Kansas

Central, Evergy Metro and Evergy Missouri West of $83.2 million, $98.0 million and $17.0 million, respectively, primarily due to increased spending for a variety of capital projects including transmission and distribution projects related to grid resiliency and other infrastructure improvements.
Cash Flows from Financing Activities
Evergy's cash flows from financing activities decreased $94.1 million in 2022, compared to 2021, primarily driven by:
•a $167.6 million decrease in short-term debt borrowings primarily driven by:
◦a $275.5 million decrease at Evergy Missouri West due primarily to $296.4 million of fuel and purchased power costs related to the February 2021 winter weather event; partially offset by
◦a $111.0 million increase at Evergy Metro primarily due to increased borrowings in 2022 driven by higher cash capital expenditures; and
•$112.5 million of Evergy common stock issued in April 2021 pursuant to a securities purchase agreement with an affiliate of Bluescape Energy Partners, LLC (Bluescape); partially offset by
•an $81.0 increase in collateralized short-term debt, net primarily due to Evergy's increase in retail electric accounts receivable balances in 2022, resulting in a higher level of retail electric receivables available for sale through Evergy's receivable sales facilities;
•a $70.4 million increase in proceeds from long-term debt, net primarily due to Evergy Missouri West's issuance of $300.0 million of 5.15% FMBs in December 2022 and Evergy Missouri West's issuance of $250.0 million of 3.75% FMBs in March 2022; partially offset by Evergy Missouri West's issuance of $500.0 million of Series A, B and C Senior Notes in April 2021; and
•a $34.3 million decrease in the repayment of borrowings against cash surrender value of corporate-owned life insurance primarily due to a higher number of policy settlements in 2021.
EVERGY KANSAS CENTRAL, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Kansas Central is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) to Form 10-K.
The following table summarizes Evergy Kansas Central's comparative results of operations.

	2022	Change	2021
	(millions)
Operating revenues	$3,055.9	$208.6	$2,847.3
Fuel and purchased power	855.5	216.8	638.7
SPP network transmission costs	323.0	32.6	290.4
Operating and maintenance	536.3	5.5	530.8
Depreciation and amortization	484.6	17.4	467.2
Taxes other than income tax	216.5	12.6	203.9
Income from operations	640.0	(76.3)	716.3
Other expense, net	(29.0)	(21.4)	(7.6)
Interest expense	181.8	21.5	160.3
Income tax expense	12.3	(39.4)	51.7
Equity in earnings of equity method investees, net of income taxes	4.0	—	4.0
Net income	420.9	(79.8)	500.7
Less: Net income attributable to noncontrolling interests	12.3	0.1	12.2
Net income attributable to Evergy Kansas Central, Inc.	$408.6	$(79.9)	$488.5

Evergy Kansas Central Gross Margin (GAAP) and Utility Gross Margin (non-GAAP)
The following table summarizes Evergy Kansas Central's gross margin (GAAP) and MWhs sold and reconciles Evergy Kansas Central's gross margin (GAAP) to Evergy Kansas Central's utility gross margin (non-GAAP). See "Executive Summary - Non-GAAP Measures" for additional information regarding gross margin (GAAP) and utility gross margin (non-GAAP).

	Revenues and Expenses			MWhs Sold
	2022	Change	2021	2022	Change	2021
Retail revenues	(millions)			(thousands)
Residential	$980.1	$156.0	$824.1	6,954	389	6,565
Commercial	822.9	128.8	694.1	7,296	184	7,112
Industrial	465.7	74.0	391.7	5,658	125	5,533
Other retail revenues	17.9	0.8	17.1	40	—	40
Total electric retail	2,286.6	359.6	1,927.0	19,948	698	19,250
Wholesale revenues	389.9	(63.2)	453.1	11,037	862	10,175
Transmission revenues	305.0	(17.9)	322.9	N/A	N/A	N/A
Other revenues	74.4	(69.9)	144.3	N/A	N/A	N/A
Operating revenues	3,055.9	208.6	2,847.3	30,985	1,560	29,425
Fuel and purchased power	(855.5)	(216.8)	(638.7)
SPP network transmission costs	(323.0)	(32.6)	(290.4)
Operating and maintenance (a)	(261.6)	2.5	(264.1)
Depreciation and amortization	(484.6)	(17.4)	(467.2)
Taxes other than income tax	(216.5)	(12.6)	(203.9)
Gross margin (GAAP)	914.7	(68.3)	983.0
Operating and maintenance (a)	261.6	(2.5)	264.1
Depreciation and amortization	484.6	17.4	467.2
Taxes other than income tax	216.5	12.6	203.9
Utility gross margin (non-GAAP)	$1,877.4	$(40.8)	$1,918.2
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $274.7 million and $266.7 million for 2022 and 2021, respectively.

Evergy Kansas Central's gross margin (GAAP) decreased $68.3 million in 2022, compared to 2021, and Evergy Kansas Central's utility gross margin (non-GAAP) decreased $40.8 million in 2022, compared to 2021, both measures were driven by:
•a $96.6 million decrease in non-regulated energy marketing margins recognized at Evergy Kansas Central related to the February 2021 winter weather event;
•a $33.8 million decrease related to other impacts from the February 2021 winter weather event driven by higher wholesale sales at Evergy Kansas Central's non-regulated 8% ownership share of JEC due to higher wholesale prices and MWhs sold in February 2021;
•a $32.8 million decrease in transmission revenues collected from customers through Evergy Kansas Central's FERC TFR which is to be refunded to customers in accordance with a December 2022 FERC order; and
•a $22.7 million decrease in transmission revenues related to the amortization of excess deferred income taxes authorized by FERC in December 2022 and which is offset in income tax expense; partially offset by
•an $80.2 million increase primarily due to higher retail sales driven by favorable weather (cooling degree days increased by 15% and heating degree days increased by 12%) and higher weather-normalized commercial and industrial demand; partially offset by lower weather-normalized residential demand;

•a $37.6 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2022;
•an $11.2 million increase due to mark to market gains related to forward contracts for natural gas and electricity entered into as economic hedges against fuel price volatility related to Evergy Kansas Central's non-regulated 8% ownership share of JEC;
•an $8.3 million increase due to higher revenues collected related to property taxes which has a direct offset in taxes other than income tax; and
•a $7.8 million increase due to the cessation of annual bill credits recorded by Evergy Kansas Central through January 2022 as a result of the expiration of conditions in the KCC order granting the 2018 merger of Evergy Kansas Central and Great Plains Energy.
Additionally, the decrease in Evergy Kansas Central's gross margin (GAAP) was also driven by:
•a $17.4 million increase in depreciation and amortization expense as described further below; and
•a $12.6 million increase in taxes other than income taxes as described further below.
Evergy Kansas Central Operating and Maintenance
Evergy Kansas Central's operating and maintenance expense increased $5.5 million in 2022, compared to 2021, primarily driven by:
•an $8.7 million increase in costs billed for common use assets in 2022 from Evergy Metro related to facilities and software assets;
•a $5.8 million increase in certain labor and employee benefits expenses;
•a $2.2 million increase in various administrative and general operating and maintenance expenses primarily due to increases in regulatory assessments from the KCC;
•a $1.5 million increase in various transmission and distribution operating and maintenance expenses primarily due to higher contractor costs; partially offset by a $3.5 million decrease in vegetation management costs in 2022;
•a $1.1 million increase in credit loss expense primarily due to a lower level of assumed uncollectible accounts and higher level of write-offs in 2022; and
•a $0.9 million increase in plant operating and maintenance expense at fossil-fuel generating units primarily driven by maintenance outages at La Cygne Station and JEC in 2022; partially offset by a maintenance outage at Lawrence Energy Center in 2021; partially offset by
•a $6.8 million decrease in costs recorded in 2022 associated with executive transition, including inducement bonuses, severance agreements and other transition expenses;
•a $6.6 million decrease in costs incurred in 2022 related to non-regulated energy marketing margins recognized during the February 2021 winter weather event; and
•a $3.0 million decrease in advisor expenses incurred in 2022 associated with strategic planning.
Evergy Kansas Central Depreciation and Amortization
Evergy Kansas Central's depreciation and amortization expense increased $17.4 million in 2022, compared to 2021, primarily driven by higher capital additions in 2022.
Evergy Kansas Central Taxes Other Than Income Tax
Evergy Kansas Central's taxes other than income tax increased $12.6 million in 2022, compared to 2021, driven by an increase in property taxes in Kansas primarily due to higher assessed property tax values.

Evergy Kansas Central Other Expense, Net
Evergy Kansas Central's other expense, net increased $21.4 million in 2022, compared to the same period in 2021, primarily driven by:
•a $6.4 million increase due to lower equity AFUDC primarily driven by higher average short-term debt balances in 2022;
•a $5.1 million increase due to lower investment earnings primarily driven by $4.0 million of higher net unrealized losses in Evergy Kansas Central's rabbi trust in 2022;
•$2.8 million of other income recorded in 2021 related to contract termination fees;
•a $2.3 million increase due to recording lower corporate-owned life insurance (COLI) benefits in 2022; and
•a $1.5 million increase due to higher pension non-service costs in 2022.
Evergy Kansas Central Interest Expense
Evergy Kansas Central's interest expense increased $21.5 million in 2022, compared to 2021, primarily driven by a $15.8 million increase in interest expense on short-term borrowings primarily due to higher short-term debt balances and weighted-average interest rates in 2022.
Evergy Kansas Central Income Tax Expense
Evergy Kansas Central's income tax expense decreased $39.4 million in 2022, compared to 2021, primarily driven by:
•a $24.9 million decrease due to lower pre-tax income in 2022; and
•a $16.5 million decrease primarily due to higher amortization of excess deferred income taxes authorized by FERC in December 2022.
EVERGY METRO, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Metro is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) to Form 10-K.
The following table summarizes Evergy Metro's comparative results of operations.

	2022	Change	2021
	(millions)
Operating revenues	$1,970.6	$56.9	$1,913.7
Fuel and purchased power	630.7	17.2	613.5
Operating and maintenance	334.4	(31.0)	365.4
Depreciation and amortization	337.8	16.8	321.0
Taxes other than income tax	130.0	3.8	126.2
Other regulatory disallowances	5.5	5.5	—
Income from operations	532.2	44.6	487.6
Other expense, net	(15.8)	(2.7)	(13.1)
Interest expense	110.7	0.9	109.8
Income tax expense	50.3	(2.1)	52.4
Net income	$355.4	$43.1	$312.3

Evergy Metro Gross Margin (GAAP) and Utility Gross Margin (non-GAAP)
The following table summarizes Evergy Metro's gross margin (GAAP) and MWhs sold and reconciles Evergy Metro's gross margin (GAAP) to Evergy Metro's utility gross margin (non-GAAP). See "Executive Summary - Non-GAAP Measures" for additional information regarding gross margin (GAAP) and utility gross margin (non-GAAP).

	Revenues and Expenses			MWhs Sold
	2022	Change	2021	2022	Change	2021
Retail revenues	(millions)			(thousands)
Residential	$746.4	54.5	$691.9	5,733	216	5,517
Commercial	758.6	45.3	713.3	7,464	178	7,286
Industrial	127.0	5.0	122.0	1,701	32	1,669
Other retail revenues	11.5	2.3	9.2	71	1	70
Total electric retail	1,643.5	107.1	1,536.4	14,969	427	14,542
Wholesale revenues	111.9	(130.7)	242.6	5,751	228	5,523
Transmission revenues	18.2	1.1	17.1	N/A	N/A	N/A
Other revenues	197.0	79.4	117.6	N/A	N/A	N/A
Operating revenues	1,970.6	56.9	1,913.7	20,720	655	20,065
Fuel and purchased power	(630.7)	(17.2)	(613.5)
Operating and maintenance (a)	(203.6)	(0.9)	(202.7)
Depreciation and amortization	(337.8)	(16.8)	(321.0)
Taxes other than income tax	(130.0)	(3.8)	(126.2)
Gross margin (GAAP)	668.5	18.2	650.3
Operating and maintenance (a)	203.6	0.9	202.7
Depreciation and amortization	337.8	16.8	321.0
Taxes other than income tax	130.0	3.8	126.2
Utility gross margin (non-GAAP)	$1,339.9	$39.7	$1,300.2
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $130.8 million and $162.7 million for 2022 and 2021, respectively.

Evergy Metro's gross margin (GAAP) increased $18.2 million in 2022, compared to 2021 and Evergy Metro's utility gross margin (non-GAAP) increased $39.7 million in 2022, compared to 2021, both measures were driven by:
•a $41.9 million increase primarily due to higher retail sales driven by favorable weather (heating degree days increased by 12%) and higher weather-normalized demand;
•an $11.4 million increase due to impacts from the February 2021 winter weather event driven by jurisdictional allocation differences currently present between Evergy Metro's fuel recovery mechanisms in Missouri and Kansas regarding its refund to customers for the net increase in wholesale revenues in February 2021; and
•a $3.1 million increase due to the cessation of annual bill credits recorded by Evergy Metro through January 2022 as a result of the expiration of conditions in the KCC order granting the 2018 merger of Evergy Kansas Central and Great Plains Energy; partially offset by
•a $16.7 million reduction to operating revenues due to recording an estimated refund obligation to customers related to Evergy Metro's ERSP. See Note 4 of the consolidated financial statements for additional information.
Additionally, the increase in Evergy Metro's gross margin (GAAP) was also partially offset by:
•a $16.8 million increase in depreciation and amortization expense as described further below; and
•a $3.8 million increase in taxes other than income taxes as described further below.

Evergy Metro Operating and Maintenance
Evergy Metro's operating and maintenance expense decreased $31.0 million in 2022, compared to 2021, primarily driven by:
•a $10.1 million decrease in certain labor and employee benefits expenses;
•an $8.8 million decrease in credit loss expense primarily due to resuming collection activities for accounts with lower balances due;
•a $7.9 million decrease due to higher costs billed for common use assets in 2022, primarily to Evergy Kansas Central related to facilities and software assets; and
•a $1.3 million decrease in costs recorded in 2021 associated with executive transition, including inducement bonuses, severance agreements and other transition expenses; partially offset by
•a $4.3 million increase in various transmission and distribution operating and maintenance expenses primarily due to higher contractor costs and a $3.0 million increase in vegetation management costs in 2022.
Evergy Metro Depreciation Expense
Evergy Metro's depreciation and amortization expense increased $16.8 million in 2022, compared to 2021, primarily driven by higher capital additions in 2022.
Evergy Metro Taxes Other Than Income Tax
Evergy Metro's taxes other than income tax increased $3.8 million in 2022, compared to 2021, driven by an increase in property taxes in Missouri and Kansas primarily due to higher assessed property tax values.
Evergy Metro Other Expense, Net
Evergy Metro's other expense, net increased $2.7 million in 2022, compared to 2021, primarily driven by:
•a $4.3 million increase due to higher pension non-service costs in 2022; and
•$2.4 million of other income recorded in 2021 related to contract termination fees; partially offset by
•a $2.7 million decrease due to higher investment earnings primarily due to an increase in interest income from money pool lending; and
•a $1.6 million decrease due to higher equity AFUDC in 2022 primarily driven by higher construction work in progress balances in 2022.
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
The Evergy Companies are exposed to market risks associated with commodity price and supply, interest rates and security prices. Commodity price risk is the potential adverse price impact related to the purchase or sale of electricity and energy-related products, including natural gas and coal. Credit risk is the potential adverse financial impact resulting from non-performance by a counterparty of its contractual obligations. Interest rate risk is the potential adverse financial impact related to changes in interest rates. In addition, Evergy's investments in trusts to fund nuclear plant decommissioning and non-qualified retirement benefits give rise to security price risk.
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
Commodity Price Risk
The Evergy Companies engage in the wholesale and retail sale of electricity as part of their regulated electric operations in addition to non-regulated energy marketing activities. These activities expose the Evergy Companies to risks associated with the price of electricity and other energy-related products. Exposure to these risks is affected by a number of factors including the quantity and availability of fuel used for generation and the quantity of electricity customers consume, as well as the wholesale market prices received by the Evergy Companies' generation resources and the wholesale market prices paid to procure power to serve customer load or satisfy regulatory or contractual obligations. Customers' electricity usage could also vary from year to year based on the weather or other factors. Quantities of fossil fuel used for generation vary from year to year based on the availability, price and deliverability of a given fuel type as well as planned and unplanned outages at facilities that use fossil fuels. Evergy's exposure to fluctuations in these factors is limited by the cost-based regulation of its regulated operations in Kansas and Missouri as these operations are typically allowed to recover substantially all of these costs through fuel recovery mechanisms. While there may be a delay in timing between when these costs are incurred and when they are recovered through rates, changes from year to year generally do not have a material impact on operating results. The majority of derivative instruments used to manage Evergy's commodity price exposure are either not designated as hedges or do not qualify for hedge accounting. Mark-to-market changes for these instruments entered into by regulated businesses are reflected as regulatory assets or regulatory liabilities on Evergy's consolidated balance sheets. Derivative instruments entered into for non-regulated energy marketing activities are marked-to-market each period, with changes in the fair value of the derivative instruments reflected in earnings. See Note 13 to the consolidated financial statements for more information.
Value at Risk (VaR) Associated with Energy Marketing Activities
Management uses a risk measurement model, which calculates VaR to measure Evergy's commodity price risk associated with its trading portfolio related to non-regulated energy marketing activities. The VaR is calculated using historical 30 day exponentially weighted volatilities and correlations and assumes a 95% confidence level and a one-day holding period. Based on this VaR analysis, as of December 31, 2022, a near term typical change in commodity prices is not expected to materially impact net income, cash flows or financial condition.
The following table shows the end, high, average and low market risk associated with its trading portfolio related to non-regulated energy marketing activities as measured by VaR for the periods indicated.

VaR Model Trading Portfolio
Year Ended				Year Ended
December 31, 2022				December 31, 2021
End	High	Average	Low	End	High	Average	Low
(millions)				(millions)
$0.3	$1.9	$0.6	$—	$0.3	$1.3	$0.4	$0.1
Management back-tests VaR results against performance due to actual price movements. Based on the assumed 95% confidence interval, the performance due to actual price movements would be expected to exceed the VaR at least once every 20 trading days.

Interest Rate Risk
Evergy manages interest rate risk and short- and long-term liquidity by limiting its exposure to variable interest rate debt and debt-like financial instruments to a percentage of total debt, diversifying maturity dates and, from time to time, entering into interest rate hedging transactions. At December 31, 2022, 17.1% of Evergy's total debt (including short-term borrowings consisting of short-term debt in excess of utility construction work in progress balances that is not eligible for capitalization as AFUDC and borrowings under Evergy's receivable sale facilities) were exposed to interest rate risk. Evergy computes and presents information regarding the sensitivity to changes in interest rates for variable rate debt, short-term borrowings and current maturities of fixed rate debt by assuming a 100-basis-point change in the current interest rates applicable to such debt over the remaining time the debt is outstanding.
At December 31, 2022, Evergy had $1,903.1 million of short-term borrowings, variable rate debt and current maturities of fixed rate debt exposed to variable interest rate sensitivity. A 100-basis-point change in interest rates applicable to this debt would impact Evergy's income before income taxes on an annualized basis by approximately $17.1 million, net of AFUDC borrowed funds which represents the allowed cost of capital used to finance utility construction activity and is a reduction of interest expense.
Credit Risk
Evergy is exposed to counterparty credit risk largely in the form of accounts receivable from its retail and wholesale electric customers and through executory contracts with market risk exposure. The credit risk associated with accounts receivable from retail and wholesale customers is largely mitigated by Evergy's large number of individual customers spread across diverse customer classes and the ability to recover bad debt expense in customer rates. The Evergy Companies maintain credit policies and employ credit risk control mechanisms, such as letters of credit, when necessary to minimize their overall credit risk and monitor exposure. Credit risk of the Evergy Companies' derivative instruments relates to the potential adverse financial impact resulting from non-performance by a counterparty of its contractual obligations. See Note 13 to the consolidated financial statements for more information on potential loss on counterparty exposure for derivative instruments as of December 31, 2022.
Investment Risk
Evergy maintains trust funds, as required by the NRC, to fund its 94% share of decommissioning the Wolf Creek nuclear power plant and also maintains trusts to fund pension benefits as well as certain non-qualified retirement benefits. As of December 31, 2022, these funds were primarily invested in a diversified mix of equity and debt securities and reflected at fair value on Evergy's balance sheet. The equity securities in the trusts are exposed to price fluctuations in equity markets and the value of debt securities are exposed to changes in interest rates and other market factors.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Evergy, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Rate Matters and Regulation - Impact of Rate Regulation on the Financial Statements - Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
The Company is subject to rate regulation by the Kansas Corporation Commission and by the Missouri Public Service Commission (collectively the "Commissions"), which have jurisdiction with respect to the rates of electric distribution companies in Kansas and Missouri, respectively. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures.
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
February 23, 2023

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Evergy Kansas Central, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Evergy Kansas Central, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Rate Matters and Regulation - Impact of Rate Regulation on the Financial Statements - Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
The Company is subject to rate regulation by the Kansas Corporation Commission (the "Commission"), which has jurisdiction with respect to the rates of electric distribution companies in Kansas. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures.

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
February 23, 2023

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Evergy Metro, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Evergy Metro, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Rate Matters and Regulation - Impact of Rate Regulation on the Financial Statements - Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
The Company is subject to rate regulation by the Kansas Corporation Commission and by the Missouri Public Service Commission (collectively the "Commissions"), which have jurisdiction with respect to the rates of electric distribution companies in Kansas and Missouri, respectively. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures.

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
•We evaluated management's analysis, and letters from internal and external legal counsel, as appropriate, regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management's assertion that amounts are probable of recovery, or a future reduction in rates.
/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 23, 2023

We have served as the Company's auditor since 2002.

EVERGY, INC.
Consolidated Statements of Comprehensive Income

Year Ended December 31	2022	2021	2020
	(millions, except per share amounts)
OPERATING REVENUES	$5,859.1	$5,586.7	$4,913.4
OPERATING EXPENSES:
Fuel and purchased power	1,821.2	1,557.0	1,099.0
SPP network transmission costs	323.0	290.4	263.2
Operating and maintenance	1,085.3	1,107.5	1,163.0
Depreciation and amortization	929.4	896.4	880.1
Taxes other than income tax	398.1	380.5	364.2
Sibley Unit 3 impairment loss and other regulatory disallowances	34.9	—	—
Total Operating Expenses	4,591.9	4,231.8	3,769.5
INCOME FROM OPERATIONS	1,267.2	1,354.9	1,143.9
OTHER INCOME (EXPENSE):
Investment earnings	9.4	59.9	10.8
Other income	29.9	46.3	31.3
Other expense	(97.3)	(87.4)	(78.2)
Total Other Income (Expense), Net	(58.0)	18.8	(36.1)
Interest expense	404.0	372.6	383.9
INCOME BEFORE INCOME TAXES	805.2	1,001.1	723.9
Income tax expense	47.5	117.4	102.2
Equity in earnings of equity method investees, net of income taxes	7.3	8.2	8.3
NET INCOME	765.0	891.9	630.0
Less: Net income attributable to noncontrolling interests	12.3	12.2	11.7
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$752.7	$879.7	$618.3
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO EVERGY, INC. (see Note 1)
Basic earnings per common share	$3.27	$3.84	$2.72
Diluted earnings per common share	$3.27	$3.83	$2.72
AVERAGE COMMON SHARES OUTSTANDING
Basic	229.9	229.0	227.2
Diluted	230.3	229.6	227.5
COMPREHENSIVE INCOME
NET INCOME	$765.0	$891.9	$630.0
Derivative hedging activity
Reclassification to expenses, net of tax	5.5	5.5	3.0
Derivative hedging activity, net of tax	5.5	5.5	3.0
Defined benefit pension plans
Net gain (loss) arising during period	5.0	(0.1)	(3.0)
Income tax (expense) benefit	(1.2)	—	0.7
Net gain (loss) arising during period, net of tax	3.8	(0.1)	(2.3)
Amortization of net losses included in net periodic benefit costs, net of tax	0.2	—	(0.1)
Change in unrecognized pension expense, net of tax	4.0	(0.1)	(2.4)
Total other comprehensive income	9.5	5.4	0.6
COMPREHENSIVE INCOME	774.5	897.3	630.6
Less: Comprehensive income attributable to noncontrolling interest	12.3	12.2	11.7
COMPREHENSIVE INCOME ATTRIBUTABLE TO EVERGY, INC.	$762.2	$885.1	$618.9
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets

	December 31
	2022	2021
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$25.2	$26.2
Receivables, net of allowance for credit losses of $31.4 and $32.9, respectively	315.3	221.6
Accounts receivable pledged as collateral	359.0	319.0
Fuel inventory and supplies	672.9	566.7
Income taxes receivable	9.3	28.0
Regulatory assets	368.0	424.1
Prepaid expenses	47.8	49.3
Other assets	44.5	75.4
Total Current Assets	1,842.0	1,710.3
PROPERTY, PLANT AND EQUIPMENT, NET	22,136.5	21,002.6
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	140.7	147.8
OTHER ASSETS:
Regulatory assets	1,846.3	1,991.1
Nuclear decommissioning trust fund	653.3	768.7
Goodwill	2,336.6	2,336.6
Other	534.5	563.4
Total Other Assets	5,370.7	5,659.8
TOTAL ASSETS	$29,489.9	$28,520.5
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets

	December 31
	2022	2021
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$439.1	$389.3
Notes payable and commercial paper	1,332.3	1,159.3
Collateralized note payable	359.0	319.0
Accounts payable	600.8	639.7
Accrued taxes	163.0	150.4
Accrued interest	124.3	118.8
Regulatory liabilities	155.4	70.7
Asset retirement obligations	40.4	19.5
Accrued compensation and benefits	81.1	51.6
Other	198.4	184.6
Total Current Liabilities	3,493.8	3,102.9
LONG-TERM LIABILITIES:
Long-term debt, net	9,905.7	9,297.9
Deferred income taxes	1,996.6	1,861.9
Unamortized investment tax credits	174.6	181.4
Regulatory liabilities	2,566.8	2,705.0
Pension and post-retirement liability	458.4	879.1
Asset retirement obligations	1,112.8	940.6
Other	287.9	310.0
Total Long-Term Liabilities	16,502.8	16,175.9
Commitments and Contingencies (Note 15)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value 229,546,105 and 229,299,900 shares issued, stated value	7,219.7	7,205.5
Retained earnings	2,298.5	2,082.9
Accumulated other comprehensive loss	(34.5)	(44.0)
Total Evergy, Inc. Shareholders' Equity	9,483.7	9,244.4
Noncontrolling Interests	9.6	(2.7)
Total Equity	9,493.3	9,241.7
TOTAL LIABILITIES AND EQUITY	$29,489.9	$28,520.5
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Cash Flows

Year Ended December 31	2022	2021	2020
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$765.0	$891.9	$630.0
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	929.4	896.4	880.1
Amortization of nuclear fuel	55.5	51.4	58.3
Amortization of deferred refueling outage	22.3	25.1	25.4
Amortization of corporate-owned life insurance	25.0	24.1	20.1
Non-cash compensation	18.8	15.6	16.0
Net deferred income taxes and credits	7.3	102.2	126.9
Allowance for equity funds used during construction	(22.5)	(29.4)	(17.2)
Payments for asset retirement obligations	(13.0)	(22.6)	(18.4)
Equity in earnings of equity method investees, net of income taxes	(7.3)	(8.2)	(8.3)
Income from corporate-owned life insurance	(5.6)	(14.2)	(8.2)
Sibley Unit 3 impairment loss and other regulatory disallowances	34.9	—	—
Other	0.7	(13.8)	0.8
Changes in working capital items:
Accounts receivable	(59.8)	69.9	(4.9)
Accounts receivable pledged as collateral	(40.0)	41.0	(21.0)
Fuel inventory and supplies	(105.6)	(61.6)	(22.3)
Prepaid expenses and other current assets	(3.1)	(299.8)	16.9
Accounts payable	2.1	(55.1)	134.3
Accrued taxes	32.2	41.4	6.7
Other current liabilities	0.8	(19.4)	(98.9)
Changes in other assets	81.0	(251.5)	119.5
Changes in other liabilities	83.8	(31.7)	(82.0)
Cash Flows from Operating Activities	1,801.9	1,351.7	1,753.8
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,166.5)	(1,972.5)	(1,560.3)
Purchase of securities - trusts	(50.5)	(158.2)	(65.6)
Sale of securities - trusts	27.3	115.7	56.5
Investment in corporate-owned life insurance	(16.5)	(14.2)	(19.1)
Proceeds from investment in corporate-owned life insurance	35.2	77.0	65.9
Other investing activities	18.8	38.4	(11.1)
Cash Flows used in Investing Activities	(2,152.2)	(1,913.8)	(1,533.7)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	172.9	840.5	(246.9)
Proceeds from term loan facility	500.0	—	—
Collateralized short-term borrowings, net	40.0	(41.0)	21.0
Issuance of common stock	—	112.5	—
Proceeds from long-term debt	567.7	497.3	888.8
Retirements of long-term debt	(410.9)	(432.0)	(251.1)
Retirements of long-term debt of variable interest entities	—	(18.8)	(32.3)
Borrowings against cash surrender value of corporate-owned life insurance	53.5	54.4	55.5
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(28.0)	(62.3)	(54.8)
Cash dividends paid	(534.8)	(497.9)	(465.0)
Other financing activities	(11.1)	(9.3)	(13.6)
Cash Flows from (used in) Financing Activities	349.3	443.4	(98.4)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1.0)	(118.7)	121.7
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	26.2	144.9	23.2
End of period	$25.2	$26.2	$144.9
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Changes in Equity

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	AOCI	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2019	226,641,443	$7,070.4	$1,551.5	$(50.0)	$(26.6)	$8,545.3
Net income	—	—	618.3	—	11.7	630.0
Issuance of stock compensation and reinvested dividends, net of tax withholding	195,227	(5.9)	—	—	—	(5.9)
Dividends declared on common stock ($2.05 per share)	—	—	(465.0)	—	—	(465.0)
Dividend equivalents declared	—	—	(2.0)	—	—	(2.0)
Stock compensation expense	—	16.0	—	—	—	16.0
Derivative hedging activity, net of tax	—	—	—	3.0	—	3.0
Change in unrecognized pension expense, net of tax	—	—	—	(2.4)	—	(2.4)
Other	—	(0.5)	—	—	—	(0.5)
Balance as of December 31, 2020	226,836,670	7,080.0	1,702.8	(49.4)	(14.9)	8,718.5
Net income	—	—	879.7	—	12.2	891.9
Issuance of stock, net of issuance costs	2,269,447	112.5	—	—	—	112.5
Issuance of stock compensation and reinvested dividends, net of tax withholding	139,729	(2.4)	—	—	—	(2.4)
Issuance of restricted common stock	54,054	2.9	—	—	—	2.9
Dividends declared on common stock ($2.178 per share)	—	—	(497.9)	—	—	(497.9)
Dividend equivalents declared	—	—	(1.7)	—	—	(1.7)
Stock compensation expense	—	13.8	—	—	—	13.8
Unearned compensation
Issuance of restricted common stock	—	(2.9)	—	—	—	(2.9)
Compensation expense recognized	—	1.8	—	—	—	1.8
Derivative hedging activity, net of tax	—	—	—	5.5	—	5.5
Change in unrecognized pension expense, net of tax	—	—	—	(0.1)	—	(0.1)
Other	—	(0.2)	—	—	—	(0.2)
Balance as of December 31, 2021	229,299,900	7,205.5	2,082.9	(44.0)	(2.7)	9,241.7
Net income	—	—	752.7	—	12.3	765.0
Issuance of stock compensation and reinvested dividends, net of tax withholding	246,205	(5.2)	—	—	—	(5.2)
Dividends declared on common stock ($2.33 per share)	—	—	(534.8)	—	—	(534.8)
Dividend equivalents declared	—	—	(2.3)	—	—	(2.3)
Stock compensation expense	—	18.1	—	—	—	18.1
Unearned compensation
Compensation expense recognized	—	0.7	—	—	—	0.7
Derivative hedging activity, net of tax	—	—	—	5.5	—	5.5
Change in unrecognized pension expense, net of tax	—	—	—	4.0	—	4.0
Other	—	0.6	—	—	—	0.6
Balance as of December 31, 2022	229,546,105	$7,219.7	$2,298.5	$(34.5)	$9.6	$9,493.3
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Income

Year Ended December 31	2022	2021	2020
	(millions)
OPERATING REVENUES	$3,055.9	$2,847.3	$2,418.1
OPERATING EXPENSES:
Fuel and purchased power	855.5	638.7	427.6
SPP network transmission costs	323.0	290.4	263.2
Operating and maintenance	536.3	530.8	513.6
Depreciation and amortization	484.6	467.2	453.1
Taxes other than income tax	216.5	203.9	193.3
Total Operating Expenses	2,415.9	2,131.0	1,850.8
INCOME FROM OPERATIONS	640.0	716.3	567.3
OTHER INCOME (EXPENSE):
Investment earnings (loss)	(3.8)	1.3	4.8
Other income	14.4	27.0	21.4
Other expense	(39.6)	(35.9)	(38.9)
Total Other Expense, Net	(29.0)	(7.6)	(12.7)
Interest expense	181.8	160.3	167.6
INCOME BEFORE INCOME TAXES	429.2	548.4	387.0
Income tax expense	12.3	51.7	155.8
Equity in earnings of equity method investees, net of income taxes	4.0	4.0	4.6
NET INCOME	420.9	500.7	235.8
Less: Net income attributable to noncontrolling interests	12.3	12.2	11.7
NET INCOME ATTRIBUTABLE TO EVERGY KANSAS CENTRAL, INC.	$408.6	$488.5	$224.1
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets

	December 31
	2022	2021
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$8.7	$3.1
Receivables, net of allowance for credit losses of $16.9 and $13.0, respectively	249.4	201.6
Related party receivables	7.9	21.2
Accounts receivable pledged as collateral	185.0	153.0
Fuel inventory and supplies	349.5	283.2
Income taxes receivable	—	9.6
Regulatory assets	121.9	257.3
Prepaid expenses	18.7	19.4
Other assets	28.8	21.6
Total Current Assets	969.9	970.0
PROPERTY, PLANT AND EQUIPMENT, NET	11,080.8	10,548.9
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	140.7	147.8
OTHER ASSETS:
Regulatory assets	590.0	753.6
Nuclear decommissioning trust fund	318.8	368.4
Other	268.1	286.9
Total Other Assets	1,176.9	1,408.9
TOTAL ASSETS	$13,368.3	$13,075.6
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets

	December 31
	2022	2021
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$50.0	$—
Notes payable and commercial paper	772.1	406.0
Collateralized note payable	185.0	153.0
Accounts payable	247.3	232.2
Related party payables	28.9	27.5
Accrued taxes	125.5	106.1
Accrued interest	72.6	71.5
Regulatory liabilities	72.1	12.8
Asset retirement obligations	21.3	7.3
Accrued compensation and benefits	39.4	13.8
Other	135.0	126.3
Total Current Liabilities	1,749.2	1,156.5
LONG-TERM LIABILITIES:
Long-term debt, net	3,886.9	3,934.2
Deferred income taxes	844.5	867.9
Unamortized investment tax credits	57.3	61.7
Regulatory liabilities	1,368.9	1,469.4
Pension and post-retirement liability	244.7	435.6
Asset retirement obligations	543.8	436.6
Other	165.6	172.2
Total Long-Term Liabilities	7,111.7	7,377.6
Commitments and Contingencies (Note 15)
EQUITY:
Evergy Kansas Central, Inc. Shareholder's Equity:
Common stock - 1,000 shares authorized, $0.01 par value, 1 share issued	2,737.6	2,737.6
Retained earnings	1,760.2	1,806.6
Total Evergy Kansas Central, Inc. Shareholder's Equity	4,497.8	4,544.2
Noncontrolling Interests	9.6	(2.7)
Total Equity	4,507.4	4,541.5
TOTAL LIABILITIES AND EQUITY	$13,368.3	$13,075.6
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Cash Flows

Year Ended December 31	2022	2021	2020
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$420.9	$500.7	$235.8
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	484.6	467.2	453.1
Amortization of nuclear fuel	27.6	25.6	28.8
Amortization of deferred refueling outage	10.6	12.6	12.7
Amortization of corporate-owned life insurance	25.0	24.1	20.1
Net deferred income taxes and credits	(87.4)	(1.4)	146.6
Allowance for equity funds used during construction	(8.5)	(14.9)	(9.1)
Payments for asset retirement obligations	(6.9)	(6.2)	(2.2)
Equity in earnings of equity method investees, net of income taxes	(4.0)	(4.0)	(4.6)
Income from corporate-owned life insurance	(5.6)	(14.2)	(8.2)
Other	(5.5)	(5.5)	(5.5)
Changes in working capital items:
Accounts receivable	(11.0)	23.5	(33.8)
Accounts receivable pledged as collateral	(32.0)	27.0	(9.0)
Fuel inventory and supplies	(65.7)	(6.2)	(9.4)
Prepaid expenses and other current assets	102.7	(196.1)	10.0
Accounts payable	2.9	(39.1)	111.6
Accrued taxes	29.0	20.3	(6.7)
Other current liabilities	22.8	(55.0)	(95.5)
Changes in other assets	42.3	(48.3)	42.9
Changes in other liabilities	4.0	(10.0)	(30.2)
Cash Flows from Operating Activities	945.8	700.1	847.4
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(918.9)	(835.7)	(719.0)
Purchase of securities - trusts	(24.9)	(129.9)	(20.2)
Sale of securities - trusts	11.2	97.5	18.6
Investment in corporate-owned life insurance	(16.4)	(14.2)	(18.3)
Proceeds from investment in corporate-owned life insurance	35.2	77.0	63.8
Other investing activities	11.0	26.5	(2.2)
Cash Flows used in Investing Activities	(902.8)	(778.8)	(677.3)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	366.1	354.0	(199.2)
Collateralized short-term debt, net	32.0	(27.0)	9.0
Proceeds from long-term debt	—	—	492.7
Retirements of long-term debt	—	—	(250.0)
Retirements of long-term debt of variable interest entities	—	(18.8)	(32.3)
Borrowings against cash surrender value of corporate-owned life insurance	51.6	51.4	52.7
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(28.0)	(62.3)	(53.7)
Cash dividends paid	(455.0)	(240.0)	(160.0)
Other financing activities	(4.1)	(4.2)	(5.8)
Cash Flows from (used in) Financing Activities	(37.4)	53.1	(146.6)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5.6	(25.6)	23.5
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	3.1	28.7	5.2
End of period	$8.7	$3.1	$28.7
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Changes in Equity

	Evergy Kansas Central, Inc. Shareholder
	Common stock shares	Common stock	Retained earnings	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2019	1	$2,737.6	$1,494.0	$(26.6)	$4,205.0
Net income	—	—	224.1	11.7	235.8
Dividends declared on common stock	—	—	(160.0)	—	(160.0)
Balance as of December 31, 2020	1	2,737.6	1,558.1	(14.9)	4,280.8
Net income	—	—	488.5	12.2	500.7
Dividends declared on common stock	—	—	(240.0)	—	(240.0)
Balance as of December 31, 2021	1	2,737.6	1,806.6	(2.7)	4,541.5
Net income	—	—	408.6	12.3	420.9
Dividends declared on common stock	—	—	(455.0)	—	(455.0)
Balance as of December 31, 2022	1	$2,737.6	$1,760.2	$9.6	$4,507.4
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Comprehensive Income

Year Ended December 31	2022	2021	2020
	(millions)
OPERATING REVENUES	$1,970.6	$1,913.7	$1,705.6
OPERATING EXPENSES:
Fuel and purchased power	630.7	613.5	416.1
Operating and maintenance	334.4	365.4	407.5
Depreciation and amortization	337.8	321.0	326.1
Taxes other than income tax	130.0	126.2	121.6
Other regulatory disallowances	5.5	—	—
Total Operating Expenses	1,438.4	1,426.1	1,271.3
INCOME FROM OPERATIONS	532.2	487.6	434.3
OTHER INCOME (EXPENSE):
Investment earnings	2.9	0.2	1.4
Other income	15.2	16.1	9.2
Other expense	(33.9)	(29.4)	(25.5)
Total Other Expense, Net	(15.8)	(13.1)	(14.9)
Interest expense	110.7	109.8	113.6
INCOME BEFORE INCOME TAXES	405.7	364.7	305.8
Income tax expense	50.3	52.4	7.1
NET INCOME	$355.4	$312.3	$298.7
COMPREHENSIVE INCOME
NET INCOME	$355.4	$312.3	$298.7
OTHER COMPREHENSIVE INCOME:
Derivative hedging activity
Reclassification to expenses, net of tax	(0.3)	(0.3)	(0.2)
Derivative hedging activity, net of tax	(0.3)	(0.3)	(0.2)
Total other comprehensive loss	(0.3)	(0.3)	(0.2)
COMPREHENSIVE INCOME	$355.1	$312.0	$298.5
The disclosures regarding Evergy Metro included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets

	December 31
	2022	2021
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$3.1	$2.1
Receivables, net of allowance for credit losses of $9.3 and $13.3, respectively	37.8	31.0
Related party receivables	170.4	277.8
Accounts receivable pledged as collateral	124.0	116.0
Fuel inventory and supplies	240.6	211.0
Income taxes receivable	0.2	—
Regulatory assets	42.3	86.3
Prepaid expenses	22.4	22.6
Other assets	11.0	19.7
Total Current Assets	651.8	766.5
PROPERTY, PLANT AND EQUIPMENT, NET	7,844.2	7,474.9
OTHER ASSETS:
Regulatory assets	331.5	410.7
Nuclear decommissioning trust fund	334.5	400.3
Other	87.2	104.4
Total Other Assets	753.2	915.4
TOTAL ASSETS	$9,249.2	$9,156.8
The disclosures regarding Evergy Metro included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets

	December 31
	2022	2021
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$379.5	$—
Notes payable and commercial paper	111.0	—
Collateralized note payable	124.0	116.0
Accounts payable	252.3	305.2
Related party payables	0.9	0.1
Accrued taxes	40.5	38.6
Accrued interest	27.9	26.4
Regulatory liabilities	55.3	54.6
Asset retirement obligations	17.1	11.0
Accrued compensation and benefits	41.7	37.8
Other	49.2	48.8
Total Current Liabilities	1,099.4	638.5
LONG-TERM LIABILITIES:
Long-term debt, net	2,547.1	2,925.0
Deferred income taxes	720.9	606.1
Unamortized investment tax credits	114.7	117.2
Regulatory liabilities	872.8	954.2
Pension and post-retirement liability	196.6	420.9
Asset retirement obligations	427.1	370.0
Other	84.3	103.7
Total Long-Term Liabilities	4,963.5	5,497.1
Commitments and Contingencies (Note 15)
EQUITY:
Common stock - 1,000 shares authorized, without par value, 1 share issued, stated value	1,563.1	1,563.1
Retained earnings	1,619.2	1,453.8
Accumulated other comprehensive income	4.0	4.3
Total Equity	3,186.3	3,021.2
TOTAL LIABILITIES AND EQUITY	$9,249.2	$9,156.8
The disclosures regarding Evergy Metro included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Cash Flows

Year Ended December 31	2022	2021	2020
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$355.4	$312.3	$298.7
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	337.8	321.0	326.1
Amortization of nuclear fuel	27.9	25.8	29.5
Amortization of deferred refueling outage	11.7	12.6	12.7
Net deferred income taxes and credits	68.1	10.0	(3.5)
Allowance for equity funds used during construction	(14.2)	(12.6)	(8.0)
Payments for asset retirement obligations	(5.3)	(7.4)	(7.5)
Other regulatory disallowances	5.5	—	—
Other	(0.4)	(0.4)	(0.4)
Changes in working capital items:
Accounts receivable	5.1	43.2	(13.2)
Accounts receivable pledged as collateral	(8.0)	14.0	(12.0)
Fuel inventory and supplies	(29.6)	(40.6)	(7.4)
Prepaid expenses and other current assets	(6.2)	(16.3)	(7.9)
Accounts payable	(43.2)	(1.1)	24.6
Accrued taxes	1.7	6.9	1.6
Other current liabilities	(30.6)	44.0	2.4
Changes in other assets	59.1	61.5	59.1
Changes in other liabilities	(3.7)	(38.7)	(47.3)
Cash Flows from Operating Activities	731.1	734.2	647.5
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(780.9)	(682.9)	(565.4)
Purchase of securities - trusts	(25.6)	(28.3)	(45.4)
Sale of securities - trusts	16.1	18.2	37.9
Net money pool lending	124.0	(55.0)	(100.0)
Other investing activities	6.2	6.8	4.6
Cash Flows used in Investing Activities	(660.2)	(741.2)	(668.3)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	111.0	—	(199.3)
Collateralized short-term debt, net	8.0	(14.0)	12.0
Proceeds from long-term debt	23.4	—	396.2
Retirements of long-term debt	(23.4)	—	—
Cash dividends paid	(190.0)	(50.0)	(120.0)
Other financing activities	1.1	1.5	1.5
Cash Flows from (used in) Financing Activities	(69.9)	(62.5)	90.4
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1.0	(69.5)	69.6
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	2.1	71.6	2.0
End of period	$3.1	$2.1	$71.6
The disclosures regarding Evergy Metro included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC
Consolidated Statements of Changes in Equity

	Common stock shares	Common Stock	Retained earnings	AOCI - Net gains (losses) on cash flow hedges	Total Equity
	(millions, except share amounts)
Balance as of December 31, 2019	1	$1,563.1	$1,012.8	$4.8	$2,580.7
Net income	—	—	298.7	—	298.7
Dividends declared on common stock	—	—	(120.0)	—	(120.0)
Derivative hedging activity, net of tax	—	—	—	(0.2)	(0.2)
Balance as of December 31, 2020	1	1,563.1	1,191.5	4.6	2,759.2
Net income	—	—	312.3	—	312.3
Dividends declared on common stock	—	—	(50.0)	—	(50.0)
Derivative hedging activity, net of tax	—	—	—	(0.3)	(0.3)
Balance as of December 31, 2021	1	1,563.1	1,453.8	4.3	3,021.2
Net income	—	—	355.4	—	355.4
Dividends declared on common stock	—	—	(190.0)	—	(190.0)
Derivative hedging activity, net of tax	—	—	—	(0.3)	(0.3)
Balance as of December 31, 2022	1	$1,563.1	$1,619.2	$4.0	$3,186.3
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

	December 31
	2022	2021
Evergy	(millions)
Fuel inventory	$180.7	$160.9
Supplies	492.2	405.8
Fuel inventory and supplies	$672.9	$566.7
Evergy Kansas Central
Fuel inventory	$97.2	$74.3
Supplies	252.3	208.9
Fuel inventory and supplies	$349.5	$283.2
Evergy Metro
Fuel inventory	$59.0	$62.0
Supplies	181.6	149.0
Fuel inventory and supplies	$240.6	$211.0
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

The amounts of the Evergy Companies' AFUDC for borrowed and equity funds are detailed in the following table.

	2022	2021	2020
Evergy	(millions)
AFUDC borrowed funds	$15.8	$14.7	$16.5
AFUDC equity funds	22.5	29.4	17.2
Total	$38.3	$44.1	$33.7
Evergy Kansas Central
AFUDC borrowed funds	$6.9	$7.1	$8.5
AFUDC equity funds	8.5	14.9	9.1
Total	$15.4	$22.0	$17.6
Evergy Metro
AFUDC borrowed funds	$6.5	$6.0	$6.0
AFUDC equity funds	14.2	12.6	8.0
Total	$20.7	$18.6	$14.0
The average rates used in the calculation of AFUDC are detailed in the following table.

	2022	2021	2020
Evergy Kansas Central	3.1%	4.9%	4.7%
Evergy Metro	5.7%	5.6%	5.2%
Evergy Missouri West	2.3%	2.6%	3.5%
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
Evergy Missouri West retired its Sibley Station in 2018 and the retirement of Sibley Unit 3 met the criteria to be considered an abandonment. Evergy has classified the remaining net book value of Sibley Unit 3 as retired generation facilities within regulatory assets on its consolidated balance sheet. In October 2019, the MPSC issued an accounting authority order (AAO) requiring Evergy Missouri West to defer to a regulatory liability all revenues collected from customers for return on investment, non-fuel operations and maintenance costs, taxes including accumulated deferred income taxes and all other costs associated with Sibley Station following its retirement in November 2018 to be considered in Evergy Missouri West's 2022 rate case. See Note 4 for additional information regarding the AAO and Evergy Missouri West's 2022 rate case.
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

	December 31
	2022	2021
Evergy	(millions)
Cash surrender value of policies	$1,387.4	$1,363.0
Borrowings against policies	(1,256.6)	(1,232.3)
Corporate-owned life insurance, net	$130.8	$130.7
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
Derivative instruments - The Evergy Companies' derivative instruments are recorded at fair value based on quoted market prices for exchange-traded derivative instruments, quoted prices for similar contracts and/or valuation models.
Pension plans - For financial reporting purposes, the market value of plan assets is the fair value based on quoted market prices of the investments held by the fund and/or valuation models.
Derivative Instruments
The Evergy Companies record derivative instruments on the balance sheet at fair value in accordance with GAAP. The Evergy Companies enter into derivative contracts to manage risk exposure to commodity price and interest rate fluctuations and also for trading purposes. See Note 13 for additional information regarding derivative financial instruments and hedging activities.
Revenue Recognition
The Evergy Companies recognize revenue on the sale of electricity to customers over time as the service is provided in the amount they have the right to invoice. Revenues recorded include electric services provided but not yet billed by the Evergy Companies. Unbilled revenues are recorded for kWh usage in the period following the customers' billing cycle to the end of the month. This estimate is based on net system kWh usage less actual billed kWhs. The Evergy Companies' estimated unbilled kWhs are allocated and priced by regulatory jurisdiction across the rate classes based on actual billing rates. The Evergy Companies' unbilled revenue estimate is affected by factors including fluctuations in energy demand, weather, line losses and changes in the composition of customer classes. See Note 3 for the balance of unbilled receivables for each of Evergy, Evergy Kansas Central and Evergy Metro as of December 31, 2022 and 2021.
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
Other Income (Expense), Net
In 2022 and 2021, Evergy's investment earnings included a realized loss of $16.3 million and unrealized gain of $27.7 million, respectively, related to Evergy's equity investment in an early-stage energy solutions company. See "Evergy Equity Investment" within this Note 1 for further information.
The Evergy Companies' other income includes income from AFUDC equity funds. See "Property, Plant and Equipment" within this Note 1 for these amounts for 2022, 2021 and 2020.
The table below shows the detail of other expense for each of the Evergy Companies.

	2022	2021	2020
Evergy	(millions)
Non-service cost component of net benefit cost	$(62.9)	$(55.6)	$(58.6)
Other	(34.4)	(31.8)	(19.6)
Other expense	$(97.3)	$(87.4)	$(78.2)
Evergy Kansas Central
Non-service cost component of net benefit cost	$(17.1)	$(15.6)	$(21.2)
Other	(22.5)	(20.3)	(17.7)
Other expense	$(39.6)	$(35.9)	$(38.9)
Evergy Metro
Non-service cost component of net benefit cost	$(31.0)	$(26.7)	$(24.2)
Other	(2.9)	(2.7)	(1.3)
Other expense	$(33.9)	$(29.4)	$(25.5)

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
The following table reconciles Evergy's basic and diluted EPS.

	2022	2021	2020
Income	(millions, except per share amounts)
Net income	$765.0	$891.9	$630.0
Less: Net income attributable to noncontrolling interests	12.3	12.2	11.7
Net income attributable to Evergy, Inc.	$752.7	$879.7	$618.3
Common Shares Outstanding
Weighted average number of common shares outstanding - basic	229.9	229.0	227.2
Add: effect of dilutive securities	0.4	0.6	0.3
Diluted average number of common shares outstanding	230.3	229.6	227.5
Basic EPS	$3.27	$3.84	$2.72
Diluted EPS	$3.27	$3.83	$2.72
Anti-dilutive securities excluded from the computation of diluted EPS for 2022 were 3,950,000 common shares issuable pursuant to a warrant. There were no anti-dilutive securities excluded from the computation of diluted EPS for 2021. Anti-dilutive shares excluded from the computation of diluted EPS for 2020 were 127,884 RSUs.
Supplemental Cash Flow Information

Year Ended December 31	2022	2021	2020
Evergy	(millions)
Cash paid for (received from):
Interest, net of amount capitalized	$393.7	$356.9	$367.6
Interest of VIEs	—	0.2	0.8
Income taxes, net of refunds	21.6	(19.6)	(46.5)
Non-cash investing transactions:
Property, plant and equipment additions	354.7	269.3	463.3
Non-cash financing transactions:
Issuance of stock for compensation and reinvested dividends	—	0.7	0.9

Year Ended December 31	2022	2021	2020
Evergy Kansas Central	(millions)
Cash paid for (received from):
Interest, net of amount capitalized	$170.2	$149.3	$157.5
Interest of VIEs	—	0.2	0.8
Income taxes, net of refunds	79.8	37.5	4.7
Non-cash investing transactions:
Property, plant and equipment additions	203.9	101.9	235.4

Year Ended December 31	2022	2021	2020
Evergy Metro	(millions)
Cash paid for (received from):
Interest, net of amount capitalized	$114.6	$110.8	$109.9
Income taxes, net of refunds	(15.2)	36.6	4.8
Non-cash investing transactions:
Property, plant and equipment additions	125.8	102.2	192.5
Non-cash property, plant and equipment additions in 2022 and 2020 for Evergy, Evergy Kansas Central and Evergy Metro include a non-cash addition related to the revision in estimate of various ARO liabilities in the fourth quarter of 2022 and the Wolf Creek ARO liability in the third quarter of 2020. See Note 6 for more details.
Dividends Declared
In February 2023, Evergy's Board of Directors (Evergy Board) declared a quarterly dividend of $0.6125 per share on Evergy's common stock.  The common dividend is payable March 22, 2023, to shareholders of record as of March 9, 2023.
February 2021 Winter Weather Event
In February 2021, much of the central and southern United States, including the service territories of the Evergy Companies, experienced a significant winter weather event that resulted in extremely cold temperatures over a multi-day period (February 2021 winter weather event). These circumstances resulted in higher than normal market prices within the SPP Integrated Marketplace for both natural gas and power for the duration of the February 2021 winter weather event. As part of the February 2021 winter weather event and inclusive of the aforementioned items, Evergy incurred natural gas and purchased power costs, net of wholesale revenues, of $367.9 million. This $367.9 million of net fuel and purchased power costs incurred was primarily driven by $296.6 million of costs at Evergy Missouri West and $134.3 million of costs at Evergy Kansas Central, partially offset by $63.0 million of net wholesale revenues at Evergy Metro.
The Evergy Companies deferred substantially all of the fuel and purchased power costs, net of wholesale revenues, related to the February 2021 winter weather event to a regulatory asset or liability for recovery or refund through the respective fuel recovery mechanisms of Evergy Kansas Central and Evergy Metro and through a securitization financing order at Evergy Missouri West. See Note 4 for additional information regarding these regulatory proceedings.
The Evergy Companies also engage in non-regulated energy marketing activities in various regional power markets. The energy marketing margins related to these non-regulatory energy marketing activities are recorded net in operating revenues on the Evergy Companies' statements of income and comprehensive income. As a result of the elevated market prices experienced in regional power markets across the central and southern United States driven by the February 2021 winter weather event discussed above, Evergy and Evergy Kansas Central recorded $94.5 million of energy marketing margins in 2021, related to the February 2021 winter weather event, primarily driven by activities in the Electric Reliability Council of Texas (ERCOT).

Evergy Equity Investment
From time to time, Evergy makes limited equity investments in early-stage energy solution companies. These investments have historically not had a significant impact on Evergy's results of operations. In October 2021, an equity investment in which Evergy held a minority stake through an initial investment of $3.7 million was acquired through a transaction involving a special purpose acquisition company (SPAC). As a result of its equity investment in the company that was acquired in the SPAC transaction, Evergy received shares of the resulting public company upon the closing of the transaction, which were subject to a restriction on sale for 150 days. Evergy recorded a $27.7 million unrealized gain in the fourth quarter of 2021 for the conversion of its shares into the newly formed public company and based on the closing share price as of December 31, 2021 adjusted to reflect the restriction on the sale of shares. The equity investment had a fair value of $31.4 million as of December 31, 2021.
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
In 2022, Evergy recorded a pre-tax loss of $16.3 million in investment earnings on its consolidated statements of comprehensive income related to the decrease in market value of its equity investment prior to sale and the settlement of the share forward agreement.
Renewable Generation Investment
In August 2022, Evergy Missouri West entered into an agreement with a renewable energy development company to purchase for approximately $250 million an operational wind farm located in the state of Oklahoma with a generating capacity of approximately 199 MW. The purchase is subject to regulatory approvals and closing conditions, including the granting of a Certificate of Convenience and Necessity (CCN) by the MPSC. In January 2023, the MPSC staff recommended the MPSC reject Evergy Missouri West's application for a CCN and allow it to file a new application with updated economic analyses of the renewable generation investment or alternatively extend the procedural schedule to allow the MPSC staff time to evaluate the current economic analyses prepared by Evergy Missouri West. A final decision by the MPSC is expected in the first half of 2023.
2. REVENUE
Evergy's, Evergy Kansas Central's and Evergy Metro's revenues disaggregated by customer class are summarized in the following tables.

Evergy
	2022	2021	2020
Revenues	(millions)
Residential	$2,168.2	$1,918.3	$1,909.2
Commercial	1,888.5	1,681.3	1,641.7
Industrial	686.2	597.0	588.7
Other retail	(32.1)	33.1	38.5
Total electric retail	$4,710.8	$4,229.7	$4,178.1
Wholesale	509.9	717.2	264.0
Transmission	343.7	356.8	318.5
Industrial steam and other	24.8	25.4	21.0
Total revenue from contracts with customers	5,589.2	5,329.1	4,781.6
Other	269.9	257.6	131.8
Operating revenues	$5,859.1	$5,586.7	$4,913.4

Evergy's other retail electric revenues in 2022 include a $68.0 million deferral of revenues to a regulatory liability for the expected refund of amounts collected from customers since December 2018 for the return on investment of the retired Sibley Station. See "Evergy Missouri West Other Proceedings" in Note 4 for additional information.

Evergy Kansas Central
	2022	2021	2020
Revenues	(millions)
Residential	$980.1	$824.1	$801.2
Commercial	822.9	694.1	665.6
Industrial	465.7	391.7	379.9
Other retail	17.9	17.1	17.7
Total electric retail	$2,286.6	$1,927.0	$1,864.4
Wholesale	389.9	453.1	215.4
Transmission	305.0	322.9	287.3
Other	2.2	2.2	2.3
Total revenue from contracts with customers	$2,983.7	$2,705.2	$2,369.4
Other	72.2	142.1	48.7
Operating revenues	$3,055.9	$2,847.3	$2,418.1

Evergy Metro
	2022	2021	2020
Revenues	(millions)
Residential	$746.4	$691.9	$714.7
Commercial	758.6	713.3	717.1
Industrial	127.0	122.0	128.8
Other retail	11.5	9.2	11.7
Total electric retail	$1,643.5	$1,536.4	$1,572.3
Wholesale	111.9	242.6	35.0
Transmission	18.2	17.1	13.9
Other	0.9	3.6	2.6
Total revenue from contracts with customers	$1,774.5	$1,799.7	$1,623.8
Other	196.1	114.0	81.8
Operating revenues	$1,970.6	$1,913.7	$1,705.6
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

3. RECEIVABLES
The Evergy Companies' receivables are detailed in the following table.

	December 31
	2022	2021
Evergy	(millions)
Customer accounts receivable - billed	$8.9	$13.7
Customer accounts receivable - unbilled	136.9	80.1
Other receivables	200.9	160.7
Allowance for credit losses	(31.4)	(32.9)
Total	$315.3	$221.6
Evergy Kansas Central
Customer accounts receivable - billed	$—	$9.7
Customer accounts receivable - unbilled	71.4	26.4
Other receivables	194.9	178.5
Allowance for credit losses	(16.9)	(13.0)
Total	$249.4	$201.6
Evergy Metro
Customer accounts receivable - billed	$—	$2.7
Customer accounts receivable - unbilled	25.5	25.9
Other receivables	21.6	15.7
Allowance for credit losses	(9.3)	(13.3)
Total	$37.8	$31.0
The Evergy Companies' other receivables at December 31, 2022 and 2021, consisted primarily of receivables from partners in jointly-owned electric utility plants, wholesale sales receivables and receivables related to alternative revenue programs. The Evergy Companies' other receivables also included receivables from contracts with customers as summarized in the following table.

	December 31
	2022	2021
	(millions)
Evergy	$113.0	$63.7
Evergy Kansas Central	110.8	62.6
Evergy Metro	1.3	0.5

The change in the Evergy Companies' allowance for credit losses is summarized in the following table.

	2022	2021
Evergy	(millions)
Beginning balance January 1	$32.9	$19.3
Credit loss expense	16.1	28.0
Write-offs	(28.8)	(26.4)
Recoveries of prior write-offs	11.2	12.0
Ending balance December 31	$31.4	$32.9
Evergy Kansas Central
Beginning balance January 1	$13.0	$7.5
Credit loss expense	13.1	12.0
Write-offs	(13.7)	(11.0)
Recoveries of prior write-offs	4.5	4.5
Ending balance December 31	$16.9	$13.0
Evergy Metro
Beginning balance January 1	$13.3	$8.1
Credit loss expense	1.7	10.5
Write-offs	(10.2)	(10.6)
Recoveries of prior write-offs	4.5	5.3
Ending balance December 31	$9.3	$13.3
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

	December 31
	2022	2021
	(millions)
Evergy	$359.0	$319.0
Evergy Kansas Central	185.0	153.0
Evergy Metro	124.0	116.0
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
Evergy Kansas Central's and Evergy Metro's 2021 calculations of annual earnings did not result in a refund obligation. These calculations were filed with the KCC in March 2022. As of December 31, 2022, Evergy Kansas Central estimates its 2022 annual earnings will not result in a refund obligation. As of December 31, 2022, Evergy Metro estimates its 2022 annual earnings will result in a $16.7 million refund obligation, which was recorded as a reduction of operating revenues in the fourth quarter of 2022 on Evergy's and Evergy Metro's consolidated statements of consolidated income and comprehensive income. The final refund obligations for 2022 will be decided by the KCC and could vary from the current estimates.
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

MPSC Proceedings
Evergy Metro 2022 Rate Case Proceeding
In January 2022, Evergy Metro filed an application with the MPSC to request an increase to its retail revenues of $43.9 million before rebasing fuel and purchased power expense, with a return on equity of 10% and a rate-making equity ratio of 51.19%. The request reflected increases related to higher property taxes and the recovery of infrastructure investments made to improve reliability and enhance customer service and were also partially offset by significant customer savings and cost reductions created since the Great Plains Energy and Evergy Kansas Central merger in 2018. Evergy Metro also requested an additional $3.8 million increase associated with rebasing fuel and purchased power expense as well as the implementation of tracking mechanisms for both property tax expense and credit loss expense and the creation of a storm reserve as part of its application with the MPSC.
During the third quarter of 2022, Evergy Metro, MPSC staff and other intervenors in the case reached several non-unanimous partial stipulations and agreements to settle certain issues in the case. In September 2022, the MPSC issued an order approving the partial non-unanimous stipulations and agreements.
In December 2022, the MPSC issued an amended final rate order settling the remaining issues in the case. The order and prior partial stipulations and agreements approved by the MPSC provide for an increase to Evergy Metro's retail revenues of $25.0 million after rebasing fuel and purchased power expense. Also included in the final order was a disallowance related to the recovery of costs associated with the replacement of certain electric meters. As a result of this disallowance, Evergy and Evergy Metro recorded a loss of $5.5 million within other regulatory disallowances on their consolidated statements of comprehensive income for 2022. The rates established by the final rate order took effect in January 2023.
Evergy Missouri West 2022 Rate Case Proceeding
In January 2022, Evergy Missouri West filed an application with the MPSC to request an increase to its retail revenues of $27.7 million before rebasing fuel and purchased power expense, with a return on equity of 10% and a rate-making equity ratio of 51.81%. The request reflected increases related to higher property taxes and the recovery of infrastructure investments made to improve reliability and enhance customer service and were also partially offset by significant customer savings and cost reductions created since the Great Plains Energy and Evergy Kansas Central merger in 2018. Evergy Missouri West also requested an additional $32.1 million increase associated with rebasing fuel and purchased power expense, the implementation of tracking mechanisms for both property tax expense and credit loss expense, the creation of a storm reserve, and the full return of and return on its unrecovered investment related to the 2018 retirement of Sibley Station as part of its application with the MPSC.
During the third quarter of 2022, Evergy Missouri West, MPSC staff and other intervenors in the case reached several non-unanimous partial stipulations and agreements to settle certain issues in the case. In September 2022, the MPSC issued an order approving the partial non-unanimous stipulations and agreements.
In December 2022, the MPSC issued an amended final rate order settling the remaining issues in the case, including the treatment of Evergy Missouri West's unrecovered investment in Sibley Station. The order and prior partial stipulations and agreements approved by the MPSC provide for an increase to Evergy Missouri West's retail revenues of $30.1 million after rebasing fuel and purchased power expense. The order determined that Evergy Missouri West will be allowed to collect $182.3 million ($173.6 million attributable to Sibley Unit 3) from customers over a period of eight years as a recovery of its existing investment in Sibley Station but will not be allowed to collect the return on its unrecovered investment in Sibley Station. The order also required Evergy Missouri West to refund to customers all revenues collected from customers for return on investment, non-fuel operations and maintenance costs and other costs associated with Sibley Station following its retirement in November 2018 over a period of four years. Also included in the final order was a disallowance related to the recovery of costs associated with the replacement of certain electric meters.

As a result of the amended final order, Evergy recorded a $68.0 million reduction to operating revenues and a corresponding increase to its Sibley AAO regulatory liability for revenues collected from customers for return on investment in Sibley Station since December 2018, which had not previously been recorded as they were not determined to be probable of refund, a $26.7 million impairment loss on Sibley Unit 3 and a $2.7 million other regulatory disallowance related to the recovery of costs associated with the replacement of certain meters on its consolidated statement of comprehensive income for 2022. As of December 31, 2022, the remaining net book value of Sibley Unit 3 was $146.3 million, which is representative of the $173.6 million unrecovered investment in Sibley Unit 3 determined by the MPSC in its December 2022 order less the 2022 impairment loss recorded and other amortization expense. As of December 31, 2022, Evergy's Sibley AAO regulatory liability was $108.0 million. The rates established by this order took effect in January 2023.
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
As a result of the Evergy Missouri West current rate case determination, Evergy recorded an additional $68.0 million deferral to its Sibley AAO regulatory liability in 2022 for revenues collected from customers for return on investment in Sibley Station since December 2018. See "Evergy Missouri West 2022 Rate Case Proceeding" within this Note 4 for additional information.
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
In November 2022, the MPSC issued a revised financing order authorizing Evergy Missouri West to issue securitized bonds to recover its extraordinary fuel and purchased power costs incurred as part of the February 2021 winter weather event. As part of this order, the MPSC found that Evergy Missouri West's costs were prudently incurred, that it should only be allowed to recover 95% of its extraordinary fuel and purchased power costs consistent with the 5% sharing provision of its fuel recovery mechanism, that it should be allowed to recover carrying costs incurred since February 2021 at Evergy Missouri West's long-term debt rate of 5.06% and approved a 15 year repayment period for the bonds with a 17 year legal maturity. In the third quarter of 2022, Evergy Missouri West recorded an increase of $15.0 million to its February 2021 winter weather event regulatory asset for the recovery of carrying charges granted in the MPSC's financing order. As of December 31, 2022 and 2021, the value of Evergy Missouri West's February 2021 winter weather event regulatory asset was $309.0 million and $281.6 million, respectively. Evergy Missouri West will continue to record carrying charges on its February 2021 winter weather event regulatory asset until it issues the securitized bonds.
In January 2023, the OPC filed an appeal with the Missouri Court of Appeals, Western District, challenging the financing order regarding the treatment of income tax deductions, carrying costs and discount rates related to the financing of the extraordinary fuel and purchased power costs incurred as part of the February 2021 winter weather event. A final nonappealable financing order is required prior to the issuance of securitized bonds. A decision by the Missouri Court of Appeals, Western District, is currently expected in the second half of 2023, though the timeline for the decision is uncertain.
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

Evergy Kansas Central TFR Annual Update
In the most recent three years, the updated TFR was expected to adjust Evergy Kansas Central's annual transmission revenues by approximately:
•$38.7 million increase effective in January 2023;
•$33.2 million increase effective in January 2022; and
•$32.4 million increase effective in January 2021.
Evergy Kansas Central TFR Formal Challenge
In March 2022, certain Evergy Kansas Central TFR customers submitted a formal challenge regarding the implementation of Evergy Kansas Central's TFR, specifically with regards to how Evergy Kansas Central's capital structure was calculated as part of determining the Annual Transmission Revenue Requirement (ATRR). As part of this challenge, the customers requested that Evergy Kansas Central make refunds for over-collections in rate years 2018, 2019, 2020, 2021 and 2022 as a result of the calculation of its capital structure included in the TFR. Evergy Kansas Central disputed that any refunds for 2018 - 2022 were required as Evergy Kansas Central was following its approved TFR formula.
In December 2022, FERC issued an order upholding in part, and denying in part, the formal challenge of Evergy Kansas Central's TFR by certain customers. The order required Evergy Kansas Central to refund over-collections related to the calculation of its capital structure for the rate years 2020, 2021 and 2022, with interest. The order also denied approving the refund of 2018 and 2019 amounts as part of the formal challenge on a procedural basis but indicated that the customers could pursue a refund of over collections for these rate years through a separate FERC filing. As a result of this order, Evergy and Evergy Kansas Central recorded a $32.8 million decrease to operating revenues on their consolidated statements of income and comprehensive income for 2022 for the deferral to a regulatory liability of the estimated refund of TFR revenue over-collections related to the calculation of Evergy Kansas Central's capital structure for rate years 2018 - 2022. Evergy Kansas Central currently expects that the refund of the 2020, 2021 and 2022 over-collections will occur as part of its 2023 TFR. Evergy Kansas Central's calculation of its estimated refund to TFR customers must still be reviewed and approved by FERC, and that estimate could change based on that review.
Evergy Metro TFR Annual Update
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
The Evergy Companies' regulatory assets and liabilities are detailed in the following tables.

	December 31
	2022			2021
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Regulatory Assets	(millions)
Pension and post-retirement costs	$137.3	$54.9	$—	$567.2	$265.6	$213.3
Debt reacquisition costs	87.7	80.9	6.0	94.4	86.7	6.7
Debt fair value adjustment	92.1	—	—	96.5	—	—
Asset retirement obligations fair value adjustment	119.4	—	—	117.9	—	—
Depreciation	159.1	47.2	57.1	98.5	50.1	27.0
Cost of removal	346.8	158.2	140.6	257.5	141.0	90.2
Asset retirement obligations	127.5	54.5	53.4	119.3	52.3	49.1
Analog meter unrecovered investment	12.6	12.6	—	18.4	18.4	—
Treasury yield hedges	19.2	19.2	—	20.4	20.4	—
Iatan No. 1 and common facilities	6.2	—	2.6	6.5	—	2.7
Iatan No. 2 construction accounting costs	24.0	—	12.0	24.7	—	12.4
Property taxes	51.4	33.0	15.8	39.6	31.6	8.0
Disallowed plant costs	13.9	13.9	—	14.2	14.2	—
La Cygne environmental costs	10.0	7.9	2.1	11.2	9.0	2.2
Deferred customer programs	14.3	6.5	6.7	18.7	6.4	7.8
Fuel recovery mechanisms	188.5	—	13.5	202.5	120.8	19.8
February 2021 winter weather event	430.9	121.9	—	403.1	121.5	—
Solar rebates	15.6	—	—	20.2	—	—
Transmission delivery charge	1.5	—	1.5	—	—	—
Wolf Creek outage	22.8	11.4	11.4	20.4	10.2	10.2
Pension and other post-retirement benefit non-service costs	75.3	24.8	30.7	65.6	23.0	29.6
Retired generation facilities	146.3	—	—	123.4	—	—
Merger transition costs	28.1	13.3	10.5	32.7	15.6	12.1
Other regulatory assets	83.8	51.7	9.9	42.3	24.1	5.9
Total	2,214.3	711.9	373.8	2,415.2	1,010.9	497.0
Less: current portion	(368.0)	(121.9)	(42.3)	(424.1)	(257.3)	(86.3)
Total noncurrent regulatory assets	$1,846.3	$590.0	$331.5	$1,991.1	$753.6	$410.7

	December 31
	2022			2021
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Regulatory Liabilities	(millions)
Taxes refundable through future rates	$1,866.6	$1,084.2	$586.6	$1,969.5	$1,143.7	$616.1
Deferred regulatory gain from sale leaseback	37.1	37.1	—	42.6	42.6	—
Emission allowances	38.2	—	38.2	42.1	—	42.1
Nuclear decommissioning	246.3	103.4	142.9	400.1	175.7	224.4
Pension and post-retirement costs	98.4	23.0	72.5	44.4	23.2	15.9
Jurisdictional allowance for funds used during construction	25.9	24.2	1.7	27.5	25.8	1.7
La Cygne leasehold dismantling costs	29.6	29.6	—	29.6	29.6	—
Kansas tax credits	23.5	23.5	—	16.7	16.7	—
Purchase power agreement	4.1	4.1	—	5.8	5.8	—
Fuel recovery mechanisms	4.7	4.5	0.2	6.5	—	6.5
February 2021 winter weather event	37.8	—	37.8	65.1	—	65.1
Sibley AAO	108.0	—	—	29.3	—	—
TFR refunds	55.5	55.5	—	—	—	—
Other regulatory liabilities	146.5	51.9	48.2	96.5	19.1	37.0
Total	2,722.2	1,441.0	928.1	2,775.7	1,482.2	1,008.8
Less: current portion	(155.4)	(72.1)	(55.3)	(70.7)	(12.8)	(54.6)
Total noncurrent regulatory liabilities	$2,566.8	$1,368.9	$872.8	$2,705.0	$1,469.4	$954.2
The following summarizes the nature and period of recovery for each of the regulatory assets listed in the table above.
Pension and post-retirement costs: Represents unrecognized gains and losses and prior service costs that will be recognized in future net periodic pension and post-retirement costs, pension settlements amortized over various periods and financial and regulatory accounting method differences that will be eliminated over the life of the pension plans. Of these amounts, $116.3 million and $54.9 million for Evergy and Evergy Kansas Central, respectively, are not included in rate base and are amortized over various periods. Additionally, $201.0 million, $(5.6) million and $126.2 million for Evergy, Evergy Kansas Central and Evergy Metro, respectively, represent differences between pension and post-retirement costs under GAAP and pension and post-retirement costs for ratemaking that will be recovered or refunded in future rates and differences in accumulated unrecognized gains and losses and prior service costs between Evergy and Evergy Metro due to Evergy Metro electing not to apply "push-down accounting" related to the Great Plains Energy and Evergy Kansas Central merger.
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
Property taxes: Represents actual costs incurred for property taxes in excess of amounts collected in revenues in both Kansas and Missouri. These costs are expected to be recovered over various periods and are not included in rate base.
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
Deferred customer programs: Represents costs related to various energy efficiency programs that have been accumulated and deferred for future recovery. Of these amounts, $7.2 million for Evergy and $6.1 million for Evergy Metro are not included in rate base and are amortized over various periods.
Fuel recovery mechanisms: Represents the actual cost of fuel consumed in producing electricity and the cost of purchased power in excess of the amounts collected from customers. This difference is expected to be recovered over a one-year period and is not included in rate base.
February 2021 winter weather event: Represents deferred extraordinary fuel and purchased power costs incurred to provide electric service as a result of the February 2021 winter weather event. Of these amounts, $121.9 million for Evergy and Evergy Kansas Central is not included in rate base.
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
Sibley AAO: These amounts were collected in connection with an AAO granted by the MPSC in October 2019 and represent revenues that Evergy Missouri West collected from customers for the return on its unrecovered investment in Sibley Station, non-fuel operations and maintenance costs and other costs associated with Sibley Station following its retirement in November 2018. The amended final order in Evergy Missouri West's 2022 rate case required Evergy Missouri West to refund these revenues to customers over a four-year period.
TFR refunds: Represents the amount ordered to be refunded to TFR customers for over-collections related to the calculation of Evergy Kansas Central's capital structure for the rate years 2020 - 2022. This difference is expected to be refunded as a part of its 2023 TFR. In addition, this includes amounts probable of refund for similar issues for years 2018 - 2019 and amounts related to the amortization of excess deferred income taxes authorized by FERC in

December 2022. See "Evergy Kansas Central TFR Formal Challenge" within this Note 4 for additional information.
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
The following table summarizes the change in the Evergy Companies' AROs for the periods ending December 31, 2022 and 2021.

	Evergy		Evergy Kansas Central		Evergy Metro
	2022	2021	2022	2021	2022	2021
	(millions)
Beginning balance January 1	$960.1	$941.9	$443.9	$427.2	$381.0	$378.9
Revision in timing and/or estimates	161.8	13.5	103.1	3.8	51.3	9.5
Settlements	(13.0)	(38.7)	(6.9)	(10.6)	(5.3)	(24.4)
Accretion	44.3	43.4	25.0	23.5	17.2	17.0
Ending balance	$1,153.2	$960.1	$565.1	$443.9	$444.2	$381.0
Less: current portion	(40.4)	(19.5)	(21.3)	(7.3)	(17.1)	(11.0)
Total noncurrent asset retirement obligation	$1,112.8	$940.6	$543.8	$436.6	$427.1	$370.0

In 2022, the Evergy Companies completed an engineering study that resulted in recording revisions in estimates for AROs at ponds and landfills containing CCRs, primarily at La Cygne Station and JEC, driven by higher cost estimates primarily due to increased scope of surface area remediation, cost inflation and changes in assumed method of closure at certain sites, among other factors.
7. PROPERTY, PLANT AND EQUIPMENT
The following tables summarize the property, plant and equipment of Evergy, Evergy Kansas Central and Evergy Metro.

December 31, 2022	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$32,129.3	$15,376.9	$12,343.3
Electric plant acquisition adjustment	724.3	724.3	—
Accumulated depreciation	(12,304.9)	(5,922.9)	(5,065.3)
Plant in service	20,548.7	10,178.3	7,278.0
Construction work in progress	1,421.2	819.5	482.6
Nuclear fuel, net	165.8	82.2	83.6
Plant to be retired, net (a)	0.8	0.8	—
Net property, plant and equipment	$22,136.5	$11,080.8	$7,844.2

December 31, 2021	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$30,289.9	$14,686.3	$11,656.9
Electric plant acquisition adjustment	724.3	724.3	—
Accumulated depreciation	(11,515.5)	(5,590.8)	(4,733.7)
Plant in service	19,498.7	9,819.8	6,923.2
Construction work in progress	1,350.6	652.2	475.3
Nuclear fuel, net	152.5	76.1	76.4
Plant to be retired, net (a)	0.8	0.8	—
Net property, plant and equipment	$21,002.6	$10,548.9	$7,474.9
(a) As of December 31, 2022 and 2021, represents the planned retirement of Evergy Kansas Central analog meters prior to the end of their remaining useful lives.
The following table summarizes the property, plant and equipment of VIEs for Evergy and Evergy Kansas Central.

	December 31
	2022	2021
	(millions)
Electric plant of VIEs	$392.1	$392.1
Accumulated depreciation of VIEs	(251.4)	(244.3)
Net property, plant and equipment of VIEs	$140.7	$147.8

Depreciation Expense
The Evergy Companies' depreciation expense is detailed in the following table.

	2022	2021	2020
	(millions)
Evergy (a)	$836.1	$813.6	$804.7
Evergy Kansas Central (a)	468.2	450.3	435.1
Evergy Metro	261.7	255.9	269.5
(a) Approximately $7.1 million of depreciation expense in each of 2022, 2021 and 2020 was attributable to property, plant and equipment of VIEs.

8. JOINTLY-OWNED ELECTRIC UTILITY PLANTS
Evergy's, Evergy Kansas Central's and Evergy Metro's share of jointly-owned electric utility plants at December 31, 2022, are detailed in the following tables.

Evergy
	Wolf Creek Unit	La Cygne Units (a)	Iatan No. 1 Unit	Iatan No. 2 Unit	Iatan Common	Jeffrey Energy Center	State Line
	(millions, except MW amounts)
Evergy's share	94%	100%	88%	73%	79%	100%	40%

Electric plant in service	$4,132.4	$2,251.9	$773.6	$1,409.5	$508.2	$2,546.9	$115.0
Accumulated depreciation	2,124.5	874.2	269.0	506.2	132.4	1,102.3	89.9
Nuclear fuel, net	165.8	—	—	—	—	—	—
Construction work in progress	209.1	25.9	19.8	5.3	11.2	60.1	26.9
2023 accredited capacity-MWs	1,106	1,426	618	653	n/a	2,182	205
(a)    The VIE consolidated by Evergy and Evergy Kansas Central holds its 50% leasehold interest in La Cygne Unit 2. This 50% leasehold interest in La Cygne Unit 2 is reflected in the information provided above. See Note 19 for additional information.

Evergy Kansas Central
	Wolf Creek Unit	La Cygne Units (a)	Jeffrey Energy Center	State Line
	(millions, except MW amounts)
Evergy Kansas Central's share	47%	50%	92%	40%

Electric plant in service	$2,070.5	$1,052.3	$2,331.3	$115.0
Accumulated depreciation	1,036.1	503.6	1,006.7	89.9
Nuclear fuel, net	82.2	—	—	—
Construction work in progress	99.9	10.0	55.2	26.9
2023 accredited capacity-MWs	553	713	2,007	205
(a)    The VIE consolidated by Evergy and Evergy Kansas Central holds its 50% leasehold interest in La Cygne Unit 2. This 50% leasehold interest in La Cygne Unit 2 is reflected in the information provided above. See Note 19 for additional information.

Evergy Metro
	Wolf Creek Unit	La Cygne Units	Iatan No. 1 Unit	Iatan No. 2 Unit	Iatan Common
	(millions, except MW amounts)
Evergy Metro's share	47%	50%	70%	55%	61%

Electric plant in service	$2,061.9	$1,199.6	$601.0	$1,068.9	$403.2
Accumulated depreciation	1,088.4	370.6	219.6	431.0	111.5
Nuclear fuel, net	83.6	—	—	—	—
Construction work in progress	109.2	15.9	15.8	4.0	8.5
2023 accredited capacity-MWs	553	713	492	491	n/a
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
For 2022, Evergy, Evergy Kansas Central and Evergy Metro recorded pension and post-retirement special termination benefits of $59.5 million, $17.0 million and $42.5 million, respectively. For 2021, Evergy, Evergy Kansas Central and Evergy Metro recorded pension settlement charges of $34.3 million, $25.6 million and $13.7 million, respectively. For 2020, Evergy and Evergy Metro recorded pension settlement charges of $11.2 million and $14.3 million, respectively. These settlement charges and special termination benefits were the result of accelerated and enhanced pension distributions as a result of employee retirements and annuity purchases for certain plan participants. Evergy, Evergy Kansas Central and Evergy Metro deferred substantially all of the charges to a regulatory asset and expect to recover these amounts over future periods pursuant to regulatory agreements.

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

	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Change in projected benefit obligation (PBO)	(millions)
PBO at January 1, 2022	$2,561.7	$1,264.4	$1,273.5	$258.4	$133.9	$124.5
Service cost	79.7	30.7	49.0	3.0	1.5	1.5
Interest cost	79.3	38.8	39.8	7.9	4.1	3.8
Contribution by participants	—	—	—	6.9	1.0	5.8
Plan amendments	0.6	0.3	0.3	—	—	—
Actuarial gain	(717.9)	(334.3)	(378.6)	(58.1)	(28.7)	(29.4)
Benefits paid	(189.4)	(100.1)	(88.0)	(23.1)	(10.2)	(12.9)
Special termination benefits	52.8	15.6	37.2	6.7	1.4	5.3
Other	(16.3)	(3.7)	(12.6)	—	—	—
PBO at December 31, 2022	$1,850.5	$911.7	$920.6	$201.7	$103.0	$98.6
Change in plan assets
Fair value of plan assets at January 1, 2022	$1,714.7	$835.7	$879.0	$242.3	$124.0	$118.3
Actual return on plan assets	(192.6)	(97.1)	(95.5)	(34.9)	(19.2)	(15.7)
Contributions by employer and participants	88.4	31.2	57.2	7.0	1.1	5.9
Benefits paid	(185.0)	(97.6)	(87.4)	(21.5)	(9.7)	(11.8)
Other	(16.3)	(3.7)	(12.6)	—	—	—
Fair value of plan assets at December 31, 2022	$1,409.2	$668.5	$740.7	$192.9	$96.2	$96.7
Funded status at December 31, 2022	$(441.3)	$(243.2)	$(179.9)	$(8.8)	$(6.8)	$(1.9)

	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Amounts recognized in the consolidated balance sheets			(millions)
Non-current asset	$—	$—	$—	$16.8	$—	$16.8
Current pension and other post-retirement liability	(7.2)	(4.7)	(1.3)	(1.3)	(0.6)	(0.7)
Noncurrent pension liability and other post-retirement liability	(434.1)	(238.5)	(178.6)	(24.3)	(6.2)	(18.0)
Net amount recognized before regulatory treatment	(441.3)	(243.2)	(179.9)	(8.8)	(6.8)	(1.9)
Accumulated OCI or regulatory asset/liability	(140.2)	50.3	(180.3)	(24.5)	(12.8)	(18.4)
Net amount recognized at December 31, 2022	$(581.5)	$(192.9)	$(360.2)	$(33.3)	$(19.6)	$(20.3)
Amounts in accumulated OCI or regulatory asset/liability not yet recognized as a component of net periodic benefit cost:
Actuarial (gain) loss	$(153.8)	$35.0	$(179.0)	$(25.3)	$(13.2)	$(13.1)
Prior service cost	13.6	15.3	(1.3)	0.8	0.4	(5.3)
Net amount recognized at December 31, 2022	$(140.2)	$50.3	$(180.3)	$(24.5)	$(12.8)	$(18.4)

	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Change in projected benefit obligation (PBO)	(millions)
PBO at January 1, 2021	$2,901.1	$1,429.6	$1,446.5	$280.4	$146.8	$133.6
Service cost	82.6	29.1	53.5	3.3	1.7	1.6
Interest cost	84.2	41.0	42.5	7.8	4.0	3.8
Contribution by participants	—	—	—	9.0	1.4	7.6
Actuarial gain	(119.0)	(50.0)	(68.3)	(17.2)	(9.4)	(7.8)
Benefits paid	(93.5)	(54.8)	(37.5)	(24.9)	(10.6)	(14.3)
Settlements	(284.0)	(126.2)	(157.8)	—	—	—
Other	(9.7)	(4.3)	(5.4)	—	—	—
PBO at December 31, 2021	$2,561.7	$1,264.4	$1,273.5	$258.4	$133.9	$124.5
Change in plan assets
Fair value of plan assets at January 1, 2021	$1,799.1	$887.0	$912.1	$248.3	$125.8	$122.5
Actual return on plan assets	145.5	83.4	62.1	5.2	6.5	(1.3)
Contributions by employer and participants	148.7	46.5	102.2	11.8	1.7	10.1
Benefits paid	(89.4)	(52.3)	(37.1)	(23.0)	(10.0)	(13.0)
Settlements	(279.5)	(124.6)	(154.9)	—	—	—
Other	(9.7)	(4.3)	(5.4)	—	—	—
Fair value of plan assets at December 31, 2021	$1,714.7	$835.7	$879.0	$242.3	$124.0	$118.3
Funded status at December 31, 2021	$(847.0)	$(428.7)	$(394.5)	$(16.1)	$(9.9)	$(6.2)

	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Amounts recognized in the consolidated balance sheets			(millions)
Non-current asset	$—	$—	$—	$21.5	$—	$21.5
Current pension and other post-retirement liability	(4.4)	(2.4)	(0.7)	(1.1)	(0.6)	(0.6)
Noncurrent pension liability and other post- retirement liability	(842.6)	(426.3)	(393.8)	(36.5)	(9.3)	(27.1)
Net amount recognized before regulatory treatment	(847.0)	(428.7)	(394.5)	(16.1)	(9.9)	(6.2)
Accumulated OCI or regulatory asset/liability	317.2	263.6	84.6	(11.4)	(9.6)	(10.5)
Net amount recognized at December 31, 2021	$(529.8)	$(165.1)	$(309.9)	$(27.5)	$(19.5)	$(16.7)
Amounts in accumulated OCI or regulatory asset/liability not yet recognized as a component of net periodic benefit cost:
Actuarial (gain) loss	$302.4	$246.6	$86.4	$(12.6)	$(10.5)	$(3.8)
Prior service cost	14.8	17.0	(1.8)	1.2	0.9	(6.7)
Net amount recognized at December 31, 2021	$317.2	$263.6	$84.6	$(11.4)	$(9.6)	$(10.5)
Actuarial gains for the Evergy Companies' pension benefit plans for 2022 and 2021 were primarily driven by an increase in the discount rate used to measure the benefit obligation as a result of higher market interest rates. See the weighted average assumptions used to determine the benefit obligations within this Note 9 for further information.
As of December 31, 2022 and 2021, Evergy's pension benefits include non-qualified benefit obligations of $37.8 million and $49.2 million, respectively, which are funded by trusts containing assets of $34.1 million and $44.2 million, respectively. As of December 31, 2022 and 2021, Evergy Kansas Central's pension benefits include non-

qualified benefit obligations of $19.6 million and $25.4 million, respectively, which are funded by trusts containing assets of $24.9 million and $31.7 million, respectively. The assets in the aforementioned trusts are not included in the table above. See Note 14 for more information on these amounts.

	Pension Benefits			Post-Retirement Benefits
Year Ended December 31, 2022	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$79.7	$30.7	$49.0	$3.0	$1.5	$1.5
Interest cost	79.3	38.8	39.8	7.9	4.1	3.8
Expected return on plan assets	(104.0)	(51.2)	(56.4)	(10.2)	(6.5)	(3.7)
Prior service cost	1.9	2.0	—	0.5	0.4	(1.4)
Recognized net actuarial (gain) loss	34.8	25.6	38.6	(0.3)	(0.2)	(0.7)
Settlement and special termination benefits	52.8	15.6	37.2	6.7	1.4	5.3
Net periodic benefit costs before regulatory adjustment and intercompany allocations	144.5	61.5	108.2	7.6	0.7	4.8
Regulatory adjustment	14.7	0.7	(12.1)	(7.1)	(3.6)	(1.3)
Intercompany allocations	n/a	2.9	(18.4)	n/a	0.3	(0.6)
Net periodic benefit costs (income)	159.2	65.1	77.7	0.5	(2.6)	2.9
Other changes in plan assets and benefit obligations recognized in OCI or regulatory assets/liabilities
Current year net gain	(421.4)	(186.1)	(226.7)	(13.0)	(3.0)	(10.0)
Amortization of gain (loss)	(34.7)	(25.6)	(38.6)	0.4	0.2	0.7
Prior service cost	0.6	0.4	0.4	—	—	—
Amortization of prior service cost	(1.9)	(2.0)	—	(0.5)	(0.4)	1.4
Total recognized in OCI or regulatory asset/liability	(457.4)	(213.3)	(264.9)	(13.1)	(3.2)	(7.9)
Total recognized in net periodic benefit costs and OCI or regulatory asset/liability	$(298.2)	$(148.2)	$(187.2)	$(12.6)	$(5.8)	$(5.0)

	Pension Benefits			Post-Retirement Benefits
Year Ended December 31, 2021	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$82.6	$29.1	$53.5	$3.3	$1.7	$1.6
Interest cost	84.2	41.0	42.5	7.8	4.0	3.8
Expected return on plan assets	(103.5)	(52.8)	(55.7)	(8.9)	(6.3)	(2.6)
Prior service cost	2.0	2.1	—	0.5	0.5	(1.0)
Recognized net actuarial (gain) loss	54.1	36.0	43.8	1.4	0.6	(0.1)
Settlement and special termination benefits	34.3	25.6	13.7	—	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	153.7	81.0	97.8	4.1	0.5	1.7
Regulatory adjustment	17.3	(13.1)	4.2	(4.8)	(3.3)	0.4
Intercompany allocations	n/a	3.2	(25.9)	n/a	—	(0.4)
Net periodic benefit costs (income)	171.0	71.1	76.1	(0.7)	(2.8)	1.7
Other changes in plan assets and benefit obligations recognized in OCI or regulatory assets/liabilities
Current year net gain	(195.3)	(106.3)	(88.4)	(13.6)	(9.6)	(3.9)
Amortization of gain (loss)	(52.4)	(36.0)	(43.9)	(1.3)	(0.5)	0.1
Amortization of prior service cost	(2.0)	(2.1)	—	(0.5)	(0.5)	1.0
Total recognized in OCI or regulatory asset/liability	(249.7)	(144.4)	(132.3)	(15.4)	(10.6)	(2.8)
Total recognized in net periodic benefit costs and OCI or regulatory asset/liability	$(78.7)	$(73.3)	$(56.2)	$(16.1)	$(13.4)	$(1.1)

	Pension Benefits			Post-Retirement Benefits
Year Ended December 31, 2020	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$78.9	$27.1	$51.8	$2.7	$1.1	$1.6
Interest cost	96.8	47.0	49.1	9.2	4.8	4.4
Expected return on plan assets	(105.6)	(53.1)	(54.7)	(9.3)	(6.6)	(2.7)
Prior service cost	1.8	1.6	0.8	0.5	0.5	—
Recognized net actuarial loss	46.4	33.9	45.7	0.2	—	(0.6)
Settlement and special termination benefits	11.2	—	14.3	—	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	129.5	56.5	107.0	3.3	(0.2)	2.7
Regulatory adjustment	29.6	5.9	(11.6)	(4.0)	(3.0)	(0.2)
Intercompany allocations	n/a	(0.2)	(22.6)	n/a	0.1	(0.3)
Net periodic benefit costs (income)	159.1	62.2	72.8	(0.7)	(3.1)	2.2
Other changes in plan assets and benefit obligations recognized in OCI or regulatory assets/liabilities
Current year net loss	169.7	80.4	89.3	8.2	3.9	4.3
Amortization of gain (loss)	(59.2)	(33.8)	(60.0)	(0.2)	—	0.6
Prior service cost	4.1	8.1	(3.9)	0.9	0.5	0.4
Amortization of prior service cost	(1.8)	(1.6)	(0.8)	(0.5)	(0.5)	—
Total recognized in OCI or regulatory asset/liability	112.8	53.1	24.6	8.4	3.9	5.3
Total recognized in net periodic benefit costs and OCI or regulatory asset/liability	$271.9	$115.3	$97.4	$7.7	$0.8	$7.5
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

December 31, 2022	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
ABO for all defined benefit pension plans	$1,687.3	$844.4	$824.6
Pension plans with the PBO in excess of plan assets
Projected benefit obligation	$1,850.5	$911.7	$920.6
Fair value of plan assets	1,409.2	668.5	740.7
Pension plans with the ABO in excess of plan assets
Accumulated benefit obligation	$1,687.3	$844.4	$824.6
Fair value of plan assets	1,409.2	668.5	740.7
Other post-retirement benefit plans with the APBO in excess of plan assets
Accumulated other post-retirement benefit obligation	$201.7	$103.0	$98.6
Fair value of plan assets	192.9	96.2	96.7

December 31, 2021	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
ABO for all defined benefit pension plans	$2,229.1	$1,124.2	$1,081.1
Pension plans with the PBO in excess of plan assets
Projected benefit obligation	$2,561.7	$1,264.4	$1,273.5
Fair value of plan assets	1,714.7	835.7	879.0
Pension plans with the ABO in excess of plan assets
Accumulated benefit obligation	$2,229.1	$1,124.2	$1,081.1
Fair value of plan assets	1,714.7	835.7	879.0
Other post-retirement benefit plans with the APBO in excess of plan assets
Accumulated other post-retirement benefit obligation	$258.4	$133.9	$124.5
Fair value of plan assets	242.3	124.0	118.3
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

Weighted-average assumptions used to determine the benefit obligation at December 31, 2022	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Discount rate	5.72%	5.72%	5.72%	5.74%	5.75%	5.72%
Rate of compensation increase	3.72%	3.78%	3.70%	3.75%	n/a	3.75%
Interest crediting rate for cash balance plans	4.13%	4.00%	4.43%	n/a	n/a	n/a

Weighted-average assumptions used to determine the benefit obligation at December 31, 2021	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Discount rate	3.10%	3.10%	3.11%	3.12%	3.11%	3.13%
Rate of compensation increase	3.75%	3.77%	3.71%	3.75%	n/a	3.75%
Interest crediting rate for cash balance plans	4.13%	4.00%	4.45%	n/a	n/a	n/a

Weighted-average assumptions used to determine net costs for the year ended December 31, 2022	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Discount rate	3.10%	3.10%	3.11%	3.12%	3.11%	3.13%
Expected long-term return on plan assets	6.71%	6.80%	6.63%	4.53%	5.75%	3.25%
Rate of compensation increase	3.75%	3.77%	3.71%	3.75%	n/a	3.75%
Interest crediting rate for cash balance plans	4.13%	4.00%	4.45%	n/a	n/a	n/a

Weighted-average assumptions used to determine net costs for the year ended December 31, 2021	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Discount rate	2.95%	2.93%	2.97%	2.84%	2.80%	2.88%
Expected long-term return on plan assets	6.63%	6.70%	6.57%	3.93%	5.55%	2.27%
Rate of compensation increase	3.71%	3.78%	3.71%	3.75%	n/a	3.75%
Interest crediting rate for cash balance plans	4.12%	4.00%	4.46%	n/a	n/a	n/a
Evergy expects to contribute $30.4 million to the pension plans in 2023 to meet Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and regulatory orders, of which $11.7 million is expected to be paid by Evergy Kansas Central and $18.7 million is expected to be paid by Evergy Metro. The Evergy Companies' funding policy is to contribute amounts sufficient to meet the ERISA funding requirements and MPSC and KCC rate orders plus additional amounts as considered appropriate; therefore, actual contributions may differ from expected contributions. Also in 2023, Evergy expects to contribute $1.6 million to the post-retirement benefit plans, of which $0.5 million is expected to be paid by Evergy Kansas Central and $1.1 million is expected to be paid by Evergy Metro.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid through 2032.

	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
2023	$339.3	$141.4	$196.6	$18.3	$10.0	$8.3
2024	120.8	65.0	54.4	16.9	9.0	7.8
2025	125.2	66.1	57.6	16.4	8.7	7.7
2026	130.0	67.2	61.2	16.0	8.4	7.6
2027	134.9	69.9	63.4	15.5	8.2	7.4
2028-2032	697.2	344.6	345.2	69.3	36.6	32.7
As of December 31, 2022, Evergy Kansas Central and Evergy Metro maintained a master trust for their non-union and Evergy Kansas Central's union pension benefits and a separate trust for Evergy Metro's union pension benefits. Evergy Kansas Central and Evergy Metro maintained separate trusts for their post-retirement benefits as of December 31, 2022. These plans are managed in accordance with prudent investor guidelines contained in the ERISA requirements.
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

	Pension Benefits		Post-Retirement Benefits
	Evergy Kansas Central	Evergy Metro	Evergy Kansas Central	Evergy Metro
Domestic equities	26%	26%	26%	18%
International equities	20%	19%	18%	10%
Bonds	39%	38%	56%	66%
Mortgage & asset backed securities	—%	—%	—%	5%
Real estate investments	4%	6%	—%	—%
Other investments	11%	11%	—%	1%
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

The fair values of the Evergy Companies' pension plan assets at December 31, 2022 and 2021, by asset category are in the following tables.

		Fair Value Measurements Using
Description	December 31 2022	Level 1	Level 2	Level 3	Assets measured at NAV
Evergy Kansas Central Pension Plans	(millions)
Domestic equities	$156.8	$129.2	$—	$—	$27.6
International equities	129.1	129.1	—	—	—
Bond funds	241.7	241.7	—	—	—
Real estate investments	26.8	—	—	—	26.8
Combination debt/equity/other fund	30.8	30.8	—	—	—
Alternative investment funds	63.9	—	—	—	63.9
Short-term investments	19.4	—	—	—	19.4
Total	$668.5	$530.8	$—	$—	$137.7

Evergy Metro Pension Plans
Domestic equities	$156.1	$135.5	$—	$—	$20.6
International equities	136.7	136.7	—	—	—
Bond funds	195.2	195.2	—	—	—
Corporate bonds	23.7	—	23.7	—	—
U.S. Treasury and agency bonds	14.0	5.8	8.2	—	—
Mortgage and asset backed securities	5.0	—	5.0	—	—
Real estate investments	59.0	—	—	—	59.0
Combination debt/equity/other fund	31.2	31.2	—	—	—
Alternative investment funds	63.1	—	—	—	63.1
Cash and cash equivalents	44.6	44.6	—	—	—
Short-term investments	14.6	—	—	—	14.6
Other	(2.5)	—	(2.5)	—	—
Total	$740.7	$549.0	$34.4	$—	$157.3

		Fair Value Measurements Using
Description	December 31 2021	Level 1	Level 2	Level 3	Assets measured at NAV
Evergy Kansas Central Pension Plans	(millions)
Domestic equities	$209.9	$177.3	$—	$—	$32.6
International equities	167.4	167.4	—	—	—
Bond funds	330.4	330.4	—	—	—
Real estate investments	28.1	—	—	—	28.1
Combination debt/equity/other fund	42.7	42.7	—	—	—
Alternative investment funds	44.1	—	—	—	44.1
Short-term investments	13.1	—	—	—	13.1
Total	$835.7	$717.8	$—	$—	$117.9

Evergy Metro Pension Plans
Domestic equities	$203.0	$179.5	$—	$—	$23.5
International equities	193.1	193.1	—	—	—
Bond funds	260.6	260.6	—	—	—
Corporate bonds	27.1	—	27.1	—	—
U.S. Treasury and agency bonds	14.5	4.7	9.8	—	—
Mortgage and asset backed securities	4.3	—	4.3	—	—
Real estate investments	55.9	—	—	—	55.9
Combination debt/equity/other fund	46.2	46.2	—	—	—
Alternative investment funds	47.5	—	—	—	47.5
Cash and cash equivalents	14.1	14.1	—	—	—
Short-term investments	9.5	—	—	—	9.5
Other	3.2	—	3.2	—	—
Total	$879.0	$698.2	$44.4	$—	$136.4

The fair values of the Evergy Companies' post-retirement plan assets at December 31, 2022 and 2021, by asset category are in the following tables.

		Fair Value Measurements Using
Description	December 31 2022	Level 1	Level 2	Level 3	Assets measured at NAV
Evergy Kansas Central Post-Retirement Benefit Plans	(millions)
Domestic equities	$24.2	$24.2	$—	$—	$—
International equities	17.5	17.5	—	—	—
Bond funds	48.7	48.7	—	—	—
Combination debt/equity/other fund	4.8	4.8	—	—	—
Short-term investments	1.0	—	—	—	1.0
Total	$96.2	$95.2	$—	$—	$1.0

Evergy Metro Post-Retirement Benefit Plans
Domestic equities	$18.7	$18.7	$—	$—	$—
International equities	11.6	11.6	—	—	—
Bond funds	34.9	34.9	—	—	—
Corporate bonds	14.6	—	14.6	—	—
U.S. Treasury and agency bonds	12.3	6.0	6.3	—	—
Mortgage and asset backed securities	1.3	—	1.3	—	—
Combination debt/equity/other fund	2.9	2.9	—	—	—
Cash and cash equivalents	0.2	0.2	—	—	—
Other	0.2	—	0.2	—	—
Total	$96.7	$74.3	$22.4	$—	$—

		Fair Value Measurements Using
Description	December 31 2021	Level 1	Level 2	Level 3	Assets measured at NAV
Evergy Kansas Central Post-Retirement Benefit Plans	(millions)
Domestic equities	$32.5	$32.5	$—	$—	$—
International equities	22.1	22.1	—	—	—
Bond funds	62.3	62.3	—	—	—
Combination debt/equity/other fund	6.1	6.1	—	—	—
Short-term investments	1.0	—	—	—	1.0
Total	$124.0	$123.0	$—	$—	$1.0

Evergy Metro Post-Retirement Benefit Plans
Domestic equities	$20.0	$20.0	$—	$—	$—
International equities	12.3	12.3	—	—	—
Bond funds	50.2	50.2	—	—	—
Corporate bonds	18.1	—	18.1	—	—
U.S. Treasury and agency bonds	12.1	6.1	6.0	—	—
Mortgage and asset backed securities	0.8	—	0.8	—	—
Combination debt/equity/other fund	3.9	3.9	—	—	—
Cash and cash equivalents	0.5	0.5	—	—	—
Short-term investments	0.1	—	—	—	0.1
Other	0.3	—	0.3	—	—
Total	$118.3	$93.0	$25.2	$—	$0.1
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The cost trend assumptions are detailed in the following tables.

Assumed annual health care cost growth rates as of December 31, 2022	Evergy	Evergy Kansas Central	Evergy Metro
Health care cost trend rate assumed for next year	7.3%	7.3%	7.3%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%
Year that rate reaches ultimate trend	2030	2030	2030

Assumed annual health care cost growth rates as of December 31, 2021	Evergy	Evergy Kansas Central	Evergy Metro
Health care cost trend rate assumed for next year	6.0%	6.0%	6.0%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%
Year that rate reaches ultimate trend	2030	2030	2030

Employee Savings Plans
Evergy has defined contribution savings plans (401(k)) that cover substantially all employees. Evergy matches employee contributions, subject to limits. The annual costs of the plans are detailed in the following table.

	2022	2021	2020
	(millions)
Evergy	$25.3	$25.6	$17.4
Evergy Kansas Central	12.0	11.7	9.6
Evergy Metro	13.3	13.9	7.8
10. EQUITY COMPENSATION
Evergy's Long-Term Incentive Plan is an equity compensation plan approved by Evergy shareholders. The Long-Term Incentive Plan permits the grant of restricted stock, restricted stock units, bonus shares, stock options, stock appreciation rights, limited stock appreciation rights, director shares, director deferred share units and performance shares to directors, officers and other employees of Evergy. Common stock shares delivered by Evergy under the Long-Term Incentive Plan may be authorized but unissued, held in the treasury or purchased on the open market (including private purchases) in accordance with applicable securities laws. Evergy has a policy of delivering newly issued shares and does not expect to repurchase common shares during 2023 to satisfy equity compensation payments and director deferred share unit conversion. Evergy recognizes forfeitures as they occur.
The following table summarizes the Evergy Companies' equity compensation expense and the associated income tax benefit.

	2022	2021	2020
Evergy	(millions)
Equity compensation expense	$18.8	$15.6	$15.5
Income tax (expense) benefit	2.6	(0.1)	2.2
Evergy Kansas Central
Equity compensation expense	8.4	6.9	7.6
Income tax (expense) benefit	1.7	(0.2)	1.6
Evergy Metro
Equity compensation expense	6.0	5.1	5.7
Income tax (expense) benefit	0.2	(0.6)	0.2
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
The fair value of RSUs with performance measures is estimated using the market value of Evergy's stock at the valuation date and a Monte Carlo simulation technique that incorporates assumptions for inputs of expected volatilities, dividend yield and risk-free rates. Expected volatility is based on daily stock price change during a historical period commensurate with the remaining term of the performance period of the grant. The risk-free rate is based upon the rate at the time of the evaluation for zero-coupon government bonds with a maturity consistent with the remaining performance period of the grant. The dividend yield is based on the most recent dividends paid and the actual closing stock price on the valuation date. For shares granted in 2022, inputs for expected volatility, dividend yield and the risk-free rate were 32%, 3.76% and 1.45%, respectively.
RSU activity for awards with performance measures for 2022 is summarized in the following table.

	Nonvested Restricted Share Units	Grant Date Fair Value*
Beginning balance January 1, 2022	513,715	$58.79
Granted	238,542	57.95
Vested	(146,115)	37.87
Forfeited	(59,244)	61.28
Ending balance December 31, 2022	546,898	63.57
* weighted-average
At December 31, 2022, the remaining weighted-average contractual term related to RSU awards with performance measures was 1.4 years.  The weighted-average grant-date fair value of RSUs granted with performance measures was $57.95, $57.21 and $87.98 in 2022, 2021 and 2020, respectively. At December 31, 2022, there was $14.7 million of unrecognized compensation expense related to unvested RSUs with performance measures. The total fair value of RSUs with performance measures that vested was $5.5 million in 2022 and no RSUs with performance measures vested in 2021 and 2020.
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
RSU activity for awards with only service requirements for 2022 is summarized in the following table.

	Nonvested Restricted Share Units	Grant Date Fair Value*
Beginning balance January 1, 2022	253,046	$57.18
Granted	91,764	60.93
Vested	(84,503)	55.81
Forfeited	(20,812)	56.41
Ending balance December 31, 2022	239,495	58.98
* weighted-average
At December 31, 2022, the remaining weighted-average contractual term related to RSU awards with only service requirements was 1.4 years.  The weighted-average grant-date fair value of RSUs granted with only service requirements was $60.93, $55.30 and $68.92 in 2022, 2021 and 2020, respectively. At December 31, 2022, there was $6.3 million of unrecognized compensation expense related to unvested RSUs. The total fair value of RSUs with only service requirements that vested was $4.7 million, $2.4 million and $6.5 million in 2022, 2021 and 2020, respectively.
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
A default by any borrower under the facility or one of its significant subsidiaries on other indebtedness totaling more than $100.0 million constitutes a default by that borrower under the facility. Under the terms of this facility, each of Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West is required to maintain a total indebtedness to total capitalization ratio, as defined in the facility, of not greater than 0.65 to 1.00 at all times. As of December 31, 2022, Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West were in compliance with this covenant.
The following table summarizes the committed credit facilities (excluding receivable sale facilities discussed in Note 3) available to the Evergy Companies as of December 31, 2022 and 2021.

		Amounts Drawn
	Master Credit Facility	Commercial Paper	Letters of Credit	Cash Borrowings	Available Borrowings	Weighted Average Interest Rate on Short-Term Borrowings
December 31, 2022	(millions)
Evergy, Inc.	$450.0	$—	$0.7	$—	$449.3	—%
Evergy Kansas Central	1,000.0	772.1	—	—	227.9	4.91%
Evergy Metro	350.0	111.0	—	—	239.0	5.02%
Evergy Missouri West	700.0	449.2	—	—	250.8	4.84%
Evergy	$2,500.0	$1,332.3	$0.7	$—	$1,167.0

December 31, 2021
Evergy, Inc.	$700.0	$358.0	$0.7	$—	$341.3	0.34%
Evergy Kansas Central	750.0	406.0	0.1	—	343.9	0.41%
Evergy Metro	350.0	—	—	—	350.0	—%
Evergy Missouri West	700.0	395.3	—	—	304.7	0.40%
Evergy	$2,500.0	$1,159.3	$0.8	$—	$1,339.9
In February 2022, Evergy, Inc. entered into a $500.0 million unsecured Term Loan Credit Agreement (Term Loan Facility) that originally expired in February 2023. In February 2023, Evergy, Inc. amended the $500.0 million Term Loan Facility to expire in February 2024. As a result of the amendment, Evergy, Inc. demonstrated its intent and ability to refinance the Term Loan Facility and reflected this $500 million borrowing within long-term debt, net, on Evergy's consolidated balance sheets as of December 31, 2022. The weighted average interest rate for borrowings under the Term Loan Facility as of December 31, 2022, was 5.12%. Evergy's borrowings under the Term Loan Facility were used for, among other things, working capital, capital expenditures and general corporate purposes. The Term Loan Facility contains customary covenants, including one that sets the ratio of maximum allowed total indebtedness to total capitalization of not greater than 0.65 to 1.00, for Evergy and its subsidiaries on a consolidated basis. As of December 31, 2022, Evergy was in compliance with this covenant.

12. LONG-TERM DEBT
The Evergy Companies' long-term debt is detailed in the following tables.

December 31, 2022	Issuing Entity	Year Due	Evergy	Evergy Kansas Central	Evergy Metro
Mortgage Bonds			(millions)
3.25% Series	Evergy Kansas Central, Inc.	2025	$250.0	$250.0	$—
2.55% Series	Evergy Kansas Central, Inc.	2026	350.0	350.0	—
3.10% Series	Evergy Kansas Central, Inc.	2027	300.0	300.0	—
4.125% Series	Evergy Kansas Central, Inc.	2042	550.0	550.0	—
4.10% Series	Evergy Kansas Central, Inc.	2043	430.0	430.0	—
4.625% Series	Evergy Kansas Central, Inc.	2043	250.0	250.0	—
4.25% Series	Evergy Kansas Central, Inc.	2045	300.0	300.0	—
3.25% Series	Evergy Kansas Central, Inc.	2049	300.0	300.0	—
3.45% Series	Evergy Kansas Central, Inc.	2050	500.0	500.0	—
6.15% Series	Evergy Kansas South, Inc.	2023	50.0	50.0	—
6.53% Series	Evergy Kansas South, Inc.	2037	175.0	175.0	—
6.64% Series	Evergy Kansas South, Inc.	2038	100.0	100.0	—
4.30% Series	Evergy Kansas South, Inc.	2044	250.0	250.0	—
2.95% EIRR bonds	Evergy Metro, Inc.	2023	79.5	—	79.5
2.25% Series	Evergy Metro, Inc.	2030	400.0	—	400.0
4.125% Series	Evergy Metro, Inc.	2049	400.0	—	400.0
5.15% Series	Evergy Missouri West, Inc.	2027	300.0	—	—
3.75% Series	Evergy Missouri West, Inc.	2032	250.0	—	—
Pollution Control Bonds
3.54% Series(a)	Evergy Kansas Central, Inc.	2032	45.0	45.0	—
3.54% Series(a)	Evergy Kansas Central, Inc.	2032	30.5	30.5	—
3.54% Series(a)	Evergy Kansas South, Inc.	2027	21.9	21.9	—
2.50% Series	Evergy Kansas South, Inc.	2031	50.0	50.0	—
3.54% Series(a)	Evergy Kansas South, Inc.	2032	14.5	14.5	—
3.54% Series(a)	Evergy Kansas South, Inc.	2032	10.0	10.0	—
3.287% Series 2007A and 2007B(a)	Evergy Metro, Inc.	2035	146.5	—	146.5
2.75% Series 2008	Evergy Metro, Inc.	2038	23.4	—	23.4
Senior Notes
3.15% Series(b)	Evergy Metro, Inc.	2023	300.0	—	300.0
3.65% Series(b)	Evergy Metro, Inc.	2025	350.0	—	350.0
6.05% Series (5.78% rate)(b)(c)	Evergy Metro, Inc.	2035	250.0	—	250.0
5.30% Series(b)	Evergy Metro, Inc.	2041	400.0	—	400.0
4.20% Series(b)	Evergy Metro, Inc.	2047	300.0	—	300.0
4.20% Series(b)	Evergy Metro, Inc.	2048	300.0	—	300.0
3.49% Series A(d)	Evergy Missouri West, Inc.	2025	36.0	—	—
4.06% Series B(d)	Evergy Missouri West, Inc.	2033	60.0	—	—
4.74% Series C(d)	Evergy Missouri West, Inc.	2043	150.0	—	—
2.86% Series A(d)	Evergy Missouri West, Inc.	2031	350.0	—	—
3.01% Series B(d)	Evergy Missouri West, Inc.	2033	75.0	—	—
3.21% Series C(d)	Evergy Missouri West, Inc.	2036	75.0	—	—
2.45% Series	Evergy, Inc.	2024	800.0	—	—
2.90% Series (3.77% rate)(c)	Evergy, Inc.	2029	800.0	—	—
Medium Term Notes
7.33% Series(d)	Evergy Missouri West, Inc.	2023	3.0	—	—
7.17% Series(d)	Evergy Missouri West, Inc.	2023	7.0	—	—
Term Loan Facility(e)	Evergy, Inc.	2024	500.0	—	—
Fair value adjustment(f)			92.1	—	—
Current maturities(g)			(439.1)	(50.0)	(379.5)
Unamortized debt discount and debt issuance costs			(79.6)	(40.0)	(22.8)
Total excluding current maturities(h)			$9,905.7	$3,886.9	$2,547.1

December 31, 2021	Issuing Entity	Year Due	Evergy	Evergy Kansas Central	Evergy Metro
Mortgage Bonds			(millions)
3.25% Series	Evergy Kansas Central, Inc.	2025	$250.0	$250.0	$—
2.55% Series	Evergy Kansas Central, Inc.	2026	350.0	350.0	—
3.10% Series	Evergy Kansas Central, Inc.	2027	300.0	300.0	—
4.125% Series	Evergy Kansas Central, Inc.	2042	550.0	550.0	—
4.10% Series	Evergy Kansas Central, Inc.	2043	430.0	430.0	—
4.625% Series	Evergy Kansas Central, Inc.	2043	250.0	250.0	—
4.25% Series	Evergy Kansas Central, Inc.	2045	300.0	300.0	—
3.25% Series	Evergy Kansas Central, Inc.	2049	300.0	300.0	—
3.45% Series	Evergy Kansas Central, Inc.	2050	500.0	500.0	—
6.15% Series	Evergy Kansas South, Inc.	2023	50.0	50.0	—
6.53% Series	Evergy Kansas South, Inc.	2037	175.0	175.0	—
6.64% Series	Evergy Kansas South, Inc.	2038	100.0	100.0	—
4.30% Series	Evergy Kansas South, Inc.	2044	250.0	250.0	—
2.95% EIRR bonds	Evergy Metro, Inc.	2023	79.5	—	79.5
2.25% Series	Evergy Metro, Inc.	2030	400.0	—	400.0
4.125% Series	Evergy Metro, Inc.	2049	400.0	—	400.0
Pollution Control Bonds
0.132% Series(a)	Evergy Kansas Central, Inc.	2032	45.0	45.0	—
0.132% Series(a)	Evergy Kansas Central, Inc.	2032	30.5	30.5	—
0.132% Series(a)	Evergy Kansas South, Inc.	2027	21.9	21.9	—
2.50% Series	Evergy Kansas South, Inc.	2031	50.0	50.0	—
0.132% Series(a)	Evergy Kansas South, Inc.	2032	14.5	14.5	—
0.132% Series(a)	Evergy Kansas South, Inc.	2032	10.0	10.0	—
0.167% Series 2007A and 2007B(a)	Evergy Metro, Inc.	2035	146.5	—	146.5
2.75% Series 2008	Evergy Metro, Inc.	2038	23.4	—	23.4
Senior Notes
3.15% Series(b)	Evergy Metro, Inc.	2023	300.0	—	300.0
3.65% Series(b)	Evergy Metro, Inc.	2025	350.0	—	350.0
6.05% Series (5.78% rate)(b)(c)	Evergy Metro, Inc.	2035	250.0	—	250.0
5.30% Series(b)	Evergy Metro, Inc.	2041	400.0	—	400.0
4.20% Series(b)	Evergy Metro, Inc.	2047	300.0	—	300.0
4.20% Series(b)	Evergy Metro, Inc.	2048	300.0	—	300.0
3.49% Series A(d)	Evergy Missouri West, Inc.	2025	36.0	—	—
4.06% Series B(d)	Evergy Missouri West, Inc.	2033	60.0	—	—
4.74% Series C(d)	Evergy Missouri West, Inc.	2043	150.0	—	—
3.74% Series(d)	Evergy Missouri West, Inc.	2022	100.0	—	—
2.86% Series A(d)	Evergy Missouri West, Inc.	2031	350.0	—	—
3.01% Series B(d)	Evergy Missouri West, Inc.	2033	75.0	—	—
3.21% Series C(d)	Evergy Missouri West, Inc.	2036	75.0	—	—
5.292% Series	Evergy, Inc.	2022	287.5	—	—
2.45% Series	Evergy, Inc.	2024	800.0	—	—
2.90% Series (3.77% rate)(c)	Evergy, Inc.	2029	800.0	—	—
Medium Term Notes
7.33% Series(d)	Evergy Missouri West, Inc.	2023	3.0	—	—
7.17% Series(d)	Evergy Missouri West, Inc.	2023	7.0	—	—
Fair value adjustment(f)			97.9	—	—
Current maturities(g)			(389.3)	—	—
Unamortized debt discount and debt issuance costs			(80.5)	(42.7)	(24.4)
Total excluding current maturities(h)			$9,297.9	$3,934.2	$2,925.0
(a)Variable rate.
(b)Effectively secured pursuant to the General Mortgage Indenture and Deed of Trust dated as of December 1, 1986, as supplemented (Evergy Metro Mortgage Indenture) through the issuance of collateral mortgage bonds to the trustee in 2019.
(c)Rate after amortizing gains/losses recognized in OCI on settlements of interest rate hedging instruments.
(d)Unconditionally guaranteed by Evergy, Inc
(e) Evergy demonstrated the intent and ability to refinance the Term Loan Facility that originally expired in February 2023 with a new maturity date of February 2024 and therefore it is reflected in long-term debt, net on Evergy's consolidated balance sheets as of December 31, 2022.
(f) Represents the fair value adjustments recorded at Evergy consolidated related to the long-term debt of Great Plains Energy, Evergy Metro and Evergy Missouri West in connection with purchase accounting for the Great Plains Energy and Evergy Kansas Central merger. This amount is not part of future principal payments and will amortize over the remaining life of the associated debt instruments.

(g) Evergy's current maturities total as of December 31, 2022 and 2021, includes $(0.4) million and $1.8 million, respectively, of fair value adjustments recorded in connection with purchase accounting for the Great Plains Energy and Evergy Kansas Central merger.
(h) At December 31, 2022 and 2021, does not include $50.0 million and $21.9 million of secured Series 2005 Environmental Improvement Revenue Refunding (EIRR) bonds because the bonds were repurchased in September 2015 and are held by Evergy Metro.
Mortgage Bonds
The Evergy Kansas Central and Evergy Kansas South mortgages each contain provisions restricting the amount of first mortgage bonds (FMBs) that could be issued by each entity. Evergy Kansas Central and Evergy Kansas South must be in compliance with such restrictions prior to the issuance of additional first mortgage bonds or other secured indebtedness. The amount of Evergy Kansas Central FMBs authorized by its Mortgage and Deed of Trust, dated July 1, 1939, as supplemented, is subject to certain limitations as described below. The amount of Evergy Kansas South FMBs authorized by the Evergy Kansas South Mortgage and Deed of Trust, dated April 1, 1940, as supplemented and amended, is limited to a maximum of $3.5 billion, unless amended further. FMBs are secured by utility assets. Amounts of additional FMBs that may be issued are subject to property, earnings and certain restrictive provisions, except in connection with certain refundings, of each mortgage. As of December 31, 2022, approximately $416.4 million and $2,828.6 million principal amounts of additional Evergy Kansas Central FMBs or Evergy Kansas South FMBs, respectively, could be issued under the most restrictive provisions of their mortgages.
Evergy Metro has issued mortgage bonds under the Evergy Metro Mortgage Indenture, which creates a mortgage lien on substantially all Evergy Metro's utility plant. Additional Evergy Metro bonds may be issued on the basis of 75% of property additions or retired bonds. As of December 31, 2022, approximately $5,254.1 million principal amount of additional Evergy Metro mortgage bonds could be issued under the most restrictive provisions in the mortgage.
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
•$150.0 million of 4.74% Series C, maturing in 2043;
•$350.0 million of 2.86% Series A, maturing in 2031;
•$75.0 million of 3.01% Series B, maturing in 2033; and
•$75.0 million of 3.21% Series C, maturing in 2036.
Under the Evergy Missouri West Mortgage Indenture, additional Evergy Missouri West mortgage bonds may be issued on the basis of 75% of property additions or retired bonds. As of December 31, 2022, approximately $1,905.0 million principal amount of additional Evergy Missouri West mortgage bonds could be issued under the most restrictive provisions in the mortgage.
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

Also in March 2022, Evergy Missouri West issued, at a discount, $250.0 million of 3.75% FMBs, maturing in 2032.
In December 2022, Evergy Missouri West issued, at a discount, $300.0 million of 5.15% FMBs, maturing in 2027.
Senior Notes
Under the terms of the note purchase agreements for certain Evergy Missouri West senior notes, Evergy Missouri West is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreements, not greater than 0.65 to 1.00. In addition, Evergy Missouri West's priority debt, as defined in the agreements, cannot exceed 15% of consolidated tangible net worth, as defined in the agreements. At December 31, 2022, Evergy Missouri West was in compliance with these covenants.
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
Scheduled Maturities
Evergy's, Evergy Kansas Central's and Evergy Metro's long-term debt maturities for the next five years are detailed in the following table.

	2023	2024	2025	2026	2027
	(millions)
Evergy	$439.5	$1,300.0	$636.0	$350.0	$621.9
Evergy Kansas Central	50.0	—	250.0	350.0	321.9
Evergy Metro	379.5	—	350.0	—	—
13. DERIVATIVE INSTRUMENTS
The Evergy Companies engage in the wholesale and retail sale of electricity as part of their regulated electric operations, in addition to limited non-regulated energy marketing activities. These activities expose the Evergy Companies to market risks associated with the price of electricity, natural gas and other energy-related products. Management has established risk management policies and strategies to reduce the potentially adverse effects that the volatility of the markets may have on the Evergy Companies' operating results. The Evergy Companies' commodity risk management activities, which are subject to the management, direction and control of an internal risk management committee, utilize derivative instruments to reduce the effects of fluctuations in wholesale sales and fuel and purchased power expense caused by commodity price volatility.
The Evergy Companies are also exposed to market risks arising from changes in interest rates and may use derivative instruments to manage these risks. The Evergy Companies' interest rate risk management activities have included using derivative instruments to hedge against future interest rate fluctuations on anticipated debt issuances.
The Evergy Companies also engage in non-regulated energy marketing activity for trading purposes, primarily at Evergy Kansas Central, which focuses on seizing market opportunities to create value driven by expected changes in the market prices of commodities, primarily electricity and natural gas.
The Evergy Companies consider various qualitative factors, such as contract and marketplace attributes, in designating derivative instruments at inception. The Evergy Companies may elect the normal purchases and normal sales (NPNS) exception, which requires the effects of the derivative to be recorded when the underlying contract settles under accrual accounting. The Evergy Companies account for derivative instruments that are not designated as NPNS primarily as either economic hedges or trading contracts (non-hedging derivatives) which are recorded as assets or liabilities on the consolidated balance sheets at fair value. See Note 14 for additional information on the

Evergy Companies' methods for assessing the fair value of derivative instruments. Changes in the fair value of non-hedging derivatives that are related to the Evergy Companies’ regulated operations are deferred to a regulatory asset or regulatory liability when determined to be probable of future recovery or refund from customers. Recovery of the actual costs incurred by regulated activities will not impact earnings but will impact cash flows due to the timing of the recovery mechanism. Cash flows for all derivative instruments are classified as operating activities on the Evergy Companies' statements of cash flows, with the exception of cash flows for interest rate swap agreements accounted for as cash flows hedges of forecasted debt transactions, which are recorded as financing activities. Changes in the fair value of non-hedging derivatives that are not related to the Evergy Companies' regulated operations are recorded in operating revenues on the Evergy Companies' statements of income and comprehensive income.

The Evergy Companies offset fair value amounts recognized for derivative instruments under master netting arrangements, which include rights to reclaim cash collateral (a receivable), or the obligation to return cash collateral (a payable).
The gross notional contract amount by commodity type for derivative instruments is summarized in the following table.

		December 31
Non-hedging derivatives	Notional volume unit of measure	2022	2021
Evergy		(millions)
Commodity contracts
Power	MWhs	67.2	59.8
Natural gas	MMBtu	772.7	375.6
Evergy Kansas Central
Commodity contracts
Power	MWhs	41.6	36.7
Natural gas	MMBtu	769.6	373.6
Evergy Metro
Commodity contracts
Power	MWhs	18.2	17.7
The fair values of Evergy's open derivative positions and balance sheet classifications are summarized in the following tables. The fair values below are gross values before netting agreements and netting of cash collateral.

		December 31
Evergy		2022	2021
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$41.6	$33.1
	Other assets - long-term	65.6	47.8
Natural gas	Other assets - current	221.0	61.5
	Other assets - long-term	1.6	1.2
Total derivative assets		$329.8	$143.6
Commodity contracts
Power	Other liabilities - current	$41.0	$23.3
	Other liabilities - long-term	61.5	44.1
Natural gas	Other liabilities - current	218.8	57.7
	Other liabilities - long-term	1.6	1.3
Total derivative liabilities		$322.9	$126.4

		December 31
Evergy Kansas Central		2022	2021
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$36.7	$22.6
	Other assets - long-term	65.6	47.7
Natural gas	Other assets - current	221.0	61.4
	Other assets - long-term	1.6	1.3
Total derivative assets		$324.9	$133.0
Commodity contracts
Power	Other liabilities - current	$35.6	$20.9
	Other liabilities - long-term	61.5	44.1
Natural gas	Other liabilities - current	215.1	57.7
	Other liabilities - long-term	1.6	1.3
Total derivative liabilities		$313.8	$124.0

		December 31
Evergy Metro		2022	2021
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$3.5	$6.9
Total derivative assets		$3.5	$6.9
Commodity contracts
Power	Other liabilities - current	$4.1	$0.4
Total derivative liabilities		$4.1	$0.4
The following tables present the line items on the Evergy Companies' consolidated balance sheets where derivative assets and liabilities are reported. The gross amounts offset in the tables below show the effect of master netting arrangements and include collateral posted to offset the net position.

December 31, 2022	Evergy	Evergy Kansas Central	Evergy Metro
Derivative Assets	(millions)
Current
Gross amounts recognized	$262.6	$257.7	$3.5
Gross amounts offset	(237.4)	(232.9)	(3.5)
Net amounts presented in other assets - current	$25.2	$24.8	$—
Long-Term
Gross amounts recognized	$67.2	$67.2	$—
Gross amounts offset	(42.1)	(42.1)	—
Net amounts presented in other assets - long-term	$25.1	$25.1	$—
Derivative Liabilities
Current
Gross amounts recognized	$259.8	$250.7	$4.1
Gross amounts offset	(234.0)	(229.4)	(3.5)
Net amounts presented in other liabilities - current	$25.8	$21.3	$0.6
Long-Term
Gross amounts recognized	$63.1	$63.1	$—
Gross amounts offset	(36.4)	(36.4)	—
Net amounts presented in other liabilities - long-term	$26.7	$26.7	$—

December 31, 2021	Evergy	Evergy Kansas Central	Evergy Metro
Derivative Assets	(millions)
Current
Gross amounts recognized	$94.6	$84.0	$6.9
Gross amounts offset	(66.3)	(63.9)	(0.4)
Net amounts presented in other assets - current	$28.3	$20.1	$6.5
Long-Term
Gross amounts recognized	$49.0	$49.0	$—
Gross amounts offset	(21.9)	(21.9)	—
Net amounts presented in other assets - long-term	$27.1	$27.1	$—
Derivative Liabilities
Current
Gross amounts recognized	$81.0	$78.6	$0.4
Gross amounts offset	(66.3)	(63.9)	(0.4)
Net amounts presented in other liabilities - current	$14.7	$14.7	$—
Long-Term
Gross amounts recognized	$45.4	$45.4	$—
Gross amounts offset	(21.9)	(21.9)	—
Net amounts presented in other liabilities - long-term	$23.5	$23.5	$—
The following table summarizes the amounts of gain (loss) recognized in income for the change in fair value of derivatives not designated as hedging instruments for the Evergy Companies. The amount of gain (loss) recognized in income for the change in fair value of derivatives not designated as hedging instruments for 2020 was not significant for the Evergy Companies.

Location of gain (loss)	Contract type	2022	2021
Evergy		(millions)
Operating revenues	Commodity	$84.6	$117.5
Total		$84.6	$117.5
Evergy Kansas Central
Operating revenues	Commodity	$84.6	$117.5
Total		$84.6	$117.5
Credit risk of the Evergy Companies' derivative instruments relates to the potential adverse financial impact resulting from non-performance by a counterparty of its contractual obligations. The Evergy Companies maintain credit policies and employ credit risk mitigation, such as collateral requirements or letters of credit, when necessary to minimize their overall credit risk and monitor exposure. Substantially all of the Evergy Companies' counterparty credit risk associated with derivative instruments relates to Evergy Kansas Central's non-regulated energy marketing activities. As of December 31, 2022, if counterparty groups completely failed to perform on contracts, Evergy's and Evergy Kansas Central's maximum exposure related to derivative assets was $54.4 million. As of December 31, 2022, the potential loss after the consideration of applicable master netting arrangements and collateral received for Evergy and Evergy Kansas Central was not significant.
Certain of the Evergy Companies' derivative instruments contain collateral provisions that are tied to the Evergy Companies' credit ratings and may require the posting of collateral for various reasons, including if the Evergy Companies' credit ratings were to fall below investment grade. Substantially all of these derivative instruments relate to Evergy Kansas Central's non-regulated energy marketing activities. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of December 31, 2022, was $47.1 million for which Evergy and Evergy Kansas Central have posted collateral of $7.1 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered as of December 31, 2022, Evergy and Evergy Kansas Central could be required to post an additional $34.3 million of collateral to their counterparties.
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
Level 1 – Quoted prices are available in active markets for identical assets or liabilities. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on public exchanges or exchange-traded derivative instruments.
Level 2 –  Pricing inputs are not quoted prices in active markets but are either directly or indirectly observable. The types of assets and liabilities included in Level 2 are certain marketable debt securities, financial instruments traded in less than active markets, non-exchange traded derivative instruments with observable forward curves and options contracts.
Level 3 – Significant inputs to pricing have little or no transparency. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation. The types of assets and liabilities included in Level 3 are non-exchange traded derivative instruments for which observable market data is not available to corroborate the valuation inputs and TCRs in the SPP Integrated Marketplace.
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

	December 31, 2022		December 31, 2021
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt(a)	(millions)
Evergy(b)	$10,344.8	$9,160.0	$9,687.2	$10,758.5
Evergy Kansas Central	3,936.9	3,389.4	3,934.2	4,522.5
Evergy Metro	2,926.6	2,661.7	2,925.0	3,400.8
(a) Includes current maturities.
(b) Book value as of December 31, 2022 and 2021, includes $92.1 million and $97.9 million, respectively, of fair value adjustments recorded in connection with purchase accounting for the Great Plains Energy and Evergy Kansas Central merger, which are not part of future principal payments and will amortize over the remaining life of the associated debt instrument.

Recurring Fair Value Measurements
The following tables include the Evergy Companies' balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	December 31, 2022	Netting	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$112.5	$—	$100.4	$—	$—	$12.1
International equity funds	62.9	—	62.9	—	—	—
Core bond fund	51.0	—	51.0	—	—	—
High-yield bond fund	25.3	—	25.3	—	—	—
Emerging markets bond fund	16.0	—	16.0	—	—	—
Alternative investments fund	31.8	—	—	—	—	31.8
Real estate securities fund	18.9	—	—	—	—	18.9
Cash equivalents	0.4	—	0.4	—	—	—
Total nuclear decommissioning trust	318.8	—	256.0	—	—	62.8
Rabbi trust
Fixed income funds	15.6	—	15.6	—	—	—
Equity funds	7.3	—	7.3	—	—	—
Combination debt/equity/other fund	1.9	—	1.9	—	—	—
Cash equivalents	0.1	—	0.1	—	—	—
Total rabbi trust	24.9	—	24.9	—	—	—
Derivative instruments - commodity contracts(b)
Power	42.6	(59.7)	45.5	46.5	10.3	—
Natural gas	7.3	(215.3)	222.5	0.1	—	—
Total derivative assets	49.9	(275.0)	268.0	46.6	10.3	—
Total assets	393.6	(275.0)	548.9	46.6	10.3	62.8
Liabilities
Derivative instruments - commodity contracts(b)
Power	46.6	(50.5)	34.0	55.9	7.2	—
Natural gas	1.4	(215.3)	216.6	0.1	—	—
Total derivative liabilities	48.0	(265.8)	250.6	56.0	7.2	—
Total liabilities	$48.0	$(265.8)	$250.6	$56.0	$7.2	$—
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$243.4	$—	$243.4	$—	$—	$—
Debt securities
U.S. Treasury	40.7	—	40.7	—	—	—
U.S. Agency	0.4	—	0.4	—	—	—
State and local obligations	4.2	—	—	4.2	—	—
Corporate bonds	39.1	—	—	39.1	—	—
Foreign governments	0.1	—	—	0.1	—	—
Cash equivalents	6.6	—	6.6	—	—	—
Total nuclear decommissioning trust	334.5	—	291.1	43.4	—	—
Self-insured health plan trust(c)
Equity securities	1.6	—	1.6	—	—	—
Debt securities	8.0	—	2.5	5.5	—	—
Cash and cash equivalents	1.6	—	1.6	—	—	—
Total self-insured health plan trust	11.2	—	5.7	5.5	—	—
Derivative instruments - commodity contracts(b)
Power	—	(3.5)	—	—	3.5	—
Total derivative assets	—	(3.5)	—	—	3.5	—
Total assets	345.7	(3.5)	296.8	48.9	3.5	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	0.6	(3.5)	—	—	4.1	—
Total derivative liabilities	0.6	(3.5)	—	—	4.1	—
Total liabilities	$0.6	$(3.5)	$—	$—	$4.1	$—

Description	December 31, 2022	Netting	Level 1	Level 2	Level 3	NAV
Other Evergy
Assets
Rabbi trusts
Core bond fund	$9.2	$—	$9.2	$—	$—	$—
Total rabbi trusts	9.2	—	9.2	—	—	—
Derivative instruments - commodity contracts(b)
Power	0.4	(1.0)	—	—	1.4	—
Total derivative assets	0.4	(1.0)	—	—	1.4	—
Total assets	9.6	(1.0)	9.2	—	1.4	—
Liabilities
Derivative instruments
Power	0.2	(1.1)	0.2	—	1.1	—
Natural gas	3.7	—	—	3.7	—	—
Total derivative liabilities	3.9	(1.1)	0.2	3.7	1.1	—
Total liabilities	$3.9	(1.1)	$0.2	$3.7	$1.1	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$653.3	$—	$547.1	$43.4	$—	$62.8
Rabbi trusts	34.1	—	34.1	—	—	—
Self-insured health plan trust(c)	11.2	—	5.7	5.5	—	—
Derivative instruments - commodity contracts(b)
Power	43.0	(64.2)	45.5	46.5	15.2	—
Natural gas	7.3	(215.3)	222.5	0.1	—	—
Total derivative assets	50.3	(279.5)	268.0	46.6	15.2	—
Total assets	748.9	(279.5)	854.9	95.5	15.2	62.8
Liabilities
Derivative instruments - commodity contracts(b)
Power	47.4	(55.1)	34.2	55.9	12.4	—
Natural gas	5.1	(215.3)	216.6	3.8	—	—
Total derivative liabilities	52.5	(270.4)	250.8	59.7	12.4	—
Total liabilities	$52.5	$(270.4)	$250.8	$59.7	$12.4	$—

Description	December 31, 2021	Netting	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$140.4	$—	$126.5	$—	$—	$13.9
International equity funds	74.0	—	74.0	—	—	—
Core bond fund	58.1	—	58.1	—	—	—
High-yield bond fund	29.6	—	29.6	—	—	—
Emerging markets bond fund	18.0	—	18.0	—	—	—
Alternative investments fund	32.7	—	—	—	—	32.7
Real estate securities fund	15.2	—	—	—	—	15.2
Cash equivalents	0.4	—	0.4	—	—	—
Total nuclear decommissioning trust	368.4	—	306.6	—	—	61.8
Rabbi trust
Fixed income funds	19.6	—	19.6	—	—	—
Equity funds	9.5	—	9.5	—	—	—
Combination debt/equity/other fund	2.4	—	2.4	—	—	—
Cash equivalents	0.2	—	0.2	—	—	—
Total rabbi trust	31.7	—	31.7	—	—	—
Derivative instruments - commodity contracts(b)
Power	42.0	(28.3)	28.2	37.2	4.9	—
Natural gas	5.2	(57.5)	62.2	0.5	—	—
Total derivative assets	47.2	(85.8)	90.4	37.7	4.9	—
Total assets	447.3	(85.8)	428.7	37.7	4.9	61.8
Liabilities
Derivative instruments - commodity contracts(b)
Power	36.7	(28.3)	14.7	46.3	4.0	—
Natural gas	1.5	(57.5)	58.7	0.3	—	—
Total derivative liabilities	38.2	(85.8)	73.4	46.6	4.0	—
Total liabilities	$38.2	$(85.8)	$73.4	$46.6	$4.0	$—
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$299.2	$—	$299.2	$—	$—	$—
Debt securities
U.S. Treasury	46.1	—	46.1	—	—	—
U.S. Agency	0.4	—	—	0.4	—	—
State and local obligations	4.0	—	—	4.0	—	—
Corporate bonds	43.7	—	—	43.7	—	—
Foreign governments	0.1	—	—	0.1	—	—
Cash equivalents	6.8	—	6.8	—	—	—
Total nuclear decommissioning trust	400.3	—	352.1	48.2	—	—
Self-insured health plan trust(c)
Equity securities	2.0	—	2.0	—	—	—
Debt securities	8.7	—	2.7	6.0	—	—
Cash and cash equivalents	1.8	—	1.8	—	—	—
Total self-insured health plan trust	12.5	—	6.5	6.0	—	—
Derivative instruments - commodity contracts(b)
Power	6.5	(0.4)	—	—	6.9	—
Total derivative assets	6.5	(0.4)	—	—	6.9	—
Total assets	419.3	(0.4)	358.6	54.2	6.9	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(0.4)	—	—	0.4	—
Total derivative liabilities	—	(0.4)	—	—	0.4	—
Total liabilities	$—	$(0.4)	$—	$—	$0.4	$—

Description	December 31, 2021	Netting	Level 1	Level 2	Level 3	NAV
Other Evergy	(millions)
Assets
Other Evergy investments
Equity securities(d)	$31.4	$—	$—	$31.4	$—	$—
Total other Evergy investments	31.4	—	—	31.4	—	—
Rabbi trusts
Core bond fund	12.5	—	12.5	—	—	—
Total rabbi trusts	12.5	—	12.5	—	—	—
Derivative instruments - commodity contracts(b)
Power	1.7	(2.0)	—	—	3.7	—
Total derivative assets	1.7	(2.0)	—	—	—	—
Total assets	45.6	(2.0)	12.5	31.4	—	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(2.0)	—	—	2.0	—
Total derivative liabilities	—	(2.0)	—	—	2.0	—
Total liabilities	$—	$(2.0)	$—	$—	$2.0	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$768.7	$—	$658.7	$48.2	$—	$61.8
Rabbi trusts	44.2	—	44.2	—	—	—
Self-insured health plan trust(c)	12.5	—	6.5	6.0	—	—
Other Evergy investments(d)	31.4	—	—	31.4	—	—
Derivative instruments - commodity contracts(b)
Power	50.2	(30.7)	28.2	37.2	15.5	—
Natural gas	5.2	(57.5)	62.2	0.5	—	—
Total derivative assets	55.4	(88.2)	90.4	37.7	15.5	—
Total assets	912.2	(88.2)	799.8	123.3	15.5	61.8
Liabilities
Derivative instruments - commodity contracts(b)
Power	36.7	(30.7)	14.7	46.3	6.4	—
Natural gas	1.5	(57.5)	58.7	0.3	—	—
Total derivative liabilities	38.2	(88.2)	73.4	46.6	6.4	—
Total liabilities	$38.2	$(88.2)	$73.4	$46.6	$6.4	$—
(a)With the exception of investments measured at NAV, fair value is based on quoted market prices of the investments held by the trust and/or valuation models.
(b)Derivative instruments classified as Level 1 consist of exchange-traded derivative instruments with fair value based on quoted market prices. Derivative instruments classified as Level 2 consist of non-exchange traded derivative instruments with observable forward curves and option contracts priced with models using observable inputs. Derivative instruments classified as Level 3 consist of non-exchange traded derivative instruments for which observable market data is not available to corroborate the valuation inputs and TCRs valued at the most recent auction price in the SPP Integrated Marketplace.
(c)Fair value is based on quoted market prices of the investments held by the trust. Debt securities classified as Level 1 are comprised of U.S. Treasury securities. Debt securities classified as Level 2 are comprised of corporate bonds, U.S. Agency, state and local obligations, and other asset-backed securities.
(d)Fair value was based on quoted market prices adjusted for a discount for lack of marketability based on a valuation model due to a restriction on the sale of the stock.

Certain Evergy and Evergy Kansas Central investments included in the table above are measured at NAV as they do not have readily determinable fair values. In certain situations, these investments may have redemption restrictions.
The following table provides additional information on these Evergy and Evergy Kansas Central investments.

	December 31, 2022		December 31, 2021		December 31, 2022
	Fair	Unfunded	Fair	Unfunded	Redemption	Length of
	Value	Commitments	Value	Commitments	Frequency	Settlement
Evergy Kansas Central	(millions)
Nuclear decommissioning trust:
Domestic equity funds	$12.1	$1.5	$13.9	$1.7	(a)	(a)
Alternative investments fund(b)	31.8	—	32.7	—	Quarterly	65 days
Real estate securities fund(b)	18.9	—	15.2	—	Quarterly	65 days
Total Evergy investments at NAV	$62.8	$1.5	$61.8	$1.7
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
The following table summarizes the net unrealized gains (losses) for the Evergy Companies' nuclear decommissioning trusts and rabbi trusts.

	2022	2021	2020
Evergy	(millions)
Nuclear decommissioning trust - equity securities	$(123.3)	$101.8	45.5
Nuclear decommissioning trust - debt securities	(15.2)	(4.5)	5.3
Rabbi trusts - equity securities	(7.1)	(1.8)	(5.6)
Total	$(145.6)	$95.5	$45.2
Evergy Kansas Central
Nuclear decommissioning trust - equity securities	$(62.8)	$50.5	21.9
Rabbi trust - equity securities	(5.4)	(1.4)	(6.1)
Total	$(68.2)	$49.1	$15.8
Evergy Metro
Nuclear decommissioning trust - equity securities	$(60.5)	$51.3	23.6
Nuclear decommissioning trust - debt securities	(15.2)	(4.5)	5.3
Total	$(75.7)	$46.8	$28.9
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
Ozone Interstate Transport State Implementation Plans (ITSIP)
In 2015, the EPA lowered the Ozone National Ambient Air Quality Standards (NAAQS) from 75 ppb to 70 ppb. Impacted states were required to submit ITSIPs in 2018 to comply with the "Good Neighbor Provisions" of the Clean Air Act (CAA). The EPA did not act on these ITSIP submissions and was challenged in a court filing in May 2021 to address them. In February 2022, the EPA published proposed disapprovals of ITSIPs for nineteen states including Missouri and Oklahoma. In April 2022, the EPA published a final approval of the Kansas ITSIP in the Federal Register. In June 2022, the Missouri Department of Natural Resources (MDNR) announced that it intended to submit a supplemental ITSIP to the EPA and placed the document on public notice until August 2022. MDNR submitted the supplemental ITSIP to the EPA on November 1, 2022.
Ozone Interstate Transport Federal Implementation Plans (ITFIP)
In April 2022, the EPA published in the Federal Register the proposed ITFIP to resolve outstanding "Good Neighbor" obligations with respect to the 2015 Ozone NAAQS for 26 states including Missouri and Oklahoma. This ITFIP would establish a revised Cross-State Air Pollution Rule (CSAPR) ozone season nitrogen oxide (NOx) emissions trading program for electric generating units (EGUs), and would limit ozone season NOx emissions from certain industrial stationary sources. The proposed rule would also establish a new daily backstop NOx emissions rate limit for applicable coal-fired units larger than 100 MW, as well as unit-specific NOx emission rate limits for certain industrial emission units and would feature "dynamic" adjustments of emission budgets for EGUs beginning with ozone season 2025. The proposed ITFIP includes reductions to the state ozone season NOx budgets for Missouri and Oklahoma beginning in 2023 with additional reductions in future years. The Evergy Companies provided formal comments as part of the rulemaking process. The EPA intends to issue final ITFIPs for applicable states in March 2023. Due to uncertainty regarding the proposed ITFIP, the Evergy Companies are unable to accurately assess the impacts of these potential EPA actions on their operations or consolidated financial results, but the cost to comply with the ITFIP could be material.
Particulate Matter and Ozone National Ambient Air Quality Standards
In January 2023, the EPA proposed strengthening the primary annual PM2.5 (particulate matter less than 2.5 microns in diameter) NAAQS. The EPA is proposing to lower the primary annual PM2.5 NAAQS from 12.0 µg/m3

(micrograms per cubic meter) to a level that would be between 9.0 and 10.0 µg/m3. The EPA is proposing to retain the other PM NAAQS at their current levels. The EPA is also in the process of reconsidering its December 2020 decisions to retain each of the Ozone NAAQS at the level set in 2015. Due to uncertainty regarding the potential lowering of the ozone and PM2.5 NAAQS, the Evergy Companies are unable to accurately assess the impacts of these potential EPA actions on their operations or consolidated financial results, but the cost to comply with lower future ozone or PM2.5 NAAQS could be material.
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
In July 2019, the EPA published the final Affordable Clean Energy (ACE) rule in the Federal Register. This rule contained emission guidelines for GHG emissions from existing electric utility generating units (EGUs) and revisions to emission guideline implementing regulations. The rule defined the "best system of emission reduction" (BSER) for GHG emissions from existing coal-fired EGUs as on-site, heat-rate efficiency improvements. In conjunction with the finalization of the ACE rule, the EPA repealed its previously adopted Clean Power Plan (CPP) on the basis that the EPA had exceeded its statutory authority under CAA section 111(d) by defining BSER through generation shifting. A number of states and industry parties filed petitions for review in the D.C. Circuit, challenging the EPA's repeal of the CPP and its enactment of the ACE rule, and in January 2021, the D.C. Circuit issued a decision holding that CAA section 111(d) could be read in a manner that allows the EPA to define BSER as including generation shifting. The D.C. Circuit therefore vacated both the EPA's repeal of the CPP and its replacement of that rule with the ACE rule, and remanded them to the EPA for further consideration. In October 2021, the Supreme Court granted petitions for certiorari to review the D.C. Circuit decision. The Supreme Court issued its decision in June 2022, reversing the D.C. Circuit's decision and holding that, absent specific authorization from Congress, the EPA lacks authority to define BSER through generation shifting. Given that the Supreme Court found the CPP to be unlawful and that the deadlines established in the ACE rule have passed, neither rule is in effect following the Supreme Court's ruling. In January 2023, the EPA announced its intent to propose GHG regulations that would apply to EGUs by April 2023.
Due to uncertainty regarding the future of the EPA's GHG regulations, the Evergy Companies cannot determine the impacts on their operations or consolidated financial results, but the cost to comply with potential GHG rules could be material.
Water
The Evergy Companies discharge some of the water used in generation and other operations containing substances deemed to be pollutants. A November 2015 EPA rule applicable to steam-electric power generating plants establishes effluent limitations guidelines (ELG) and standards for wastewater discharges, including limits on the amount of toxic metals and other pollutants that can be discharged. Implementation timelines for this 2015 rule vary from 2018 to 2023. In April 2019, the U.S. Court of Appeals for the 5th Circuit (5th Circuit) issued a ruling that vacated and remanded portions of the original ELG rule. Due to this ruling, the EPA announced a plan in July 2021 to issue a proposed rule in the fall of 2022 to address the vacated limitations for legacy wastewater and landfill leachate. This proposed rule has not yet been issued and the EPA is now expected to initiate this proposed rulemaking in early 2023. Future ELG modifications for the best available technology economically achievable for the discharge of legacy wastewater and landfill leachate are likely and could be material to the Evergy Companies.
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
In August 2021, based on an order issued by the U.S. District Court for the District of Arizona, which vacated and remanded the EPA's 2020 Navigable Waters Protection Rule (NWPR), the EPA and the U.S. Army Corps of Engineers announced that they had halted implementation of the NWPR nationwide, and were interpreting "Waters of the United States" consistent with the regulatory regime that was in place prior to 2015. In December 2021, the EPA and the Department of the Army published a proposed rule that would formally repeal the NWPR and revise the definition of "Waters of the United States". In December 2022, the EPA and the Department of the Army issued a final rule establishing a definition for "Waters of the United States". The final rule was published in the federal register in January 2023 and will take effect in March 2023. The Evergy Companies are reviewing the final rulemaking and the impact on their operations or consolidated financial results are not expected to be material.
Regulation of Coal Combustion Residuals
In the course of operating their coal generation plants, the Evergy Companies produce coal combustion residuals (CCRs), including fly ash, gypsum and bottom ash. The EPA published a rule to regulate CCRs in April 2015 that requires additional CCR handling, processing and storage equipment and closure of certain ash disposal units. In January 2022, the EPA published proposed determinations for facilities that filed closure extensions for unlined or clay-lined CCR units. These proposed determinations include various interpretations of the CCR regulations and compliance expectations that may impact all owners of CCR units. These interpretations could require modified compliance plans such as different methods of CCR unit closure. Additionally, more stringent remediation requirements for units that are in corrective action or forced to go into corrective action are possible. In April 2022, the Utility Solid Waste Activities Group (USWAG) and other interested parties filed similar petitions in the D.C. Circuit challenging the EPA's legal positions regarding the CCR rule determinations proposed in January 2022. Some CCR units at Lawrence Energy Center and Sibley Station have moved into corrective action. In January 2022, the EPA issued a "Notice of Potential Violation" to the Tecumseh Energy Center (TEC) suggesting a closed CCR impoundment should enter corrective action. In November 2022, Evergy agreed to a Consent Agreement and Final Order (CAFO) with the EPA Region 7 addressing the alleged potential violation. In the CAFO, Evergy agreed to re-open the TEC CCR impoundment for further assessment of groundwater. It is possible that the TEC impoundment or other CCR units at other generation stations could move into corrective action based on the EPA CCR rule interpretations, enforcement actions, or execution of the Evergy Companies' CCR strategy. The cost to comply with these proposed determinations by the EPA could be material.
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
Nuclear Liability Insurance
Pursuant to the Price-Anderson Act, liability insurance includes coverage against public nuclear liability claims resulting from nuclear incidents to the required limit of public liability, which is approximately $13.7 billion. This limit of liability consists of the maximum available commercial insurance of $0.5 billion and the remaining $13.2 billion is provided through mandatory participation in an industry-wide retrospective assessment program. Under this retrospective assessment program, the owners of Wolf Creek are jointly and severally subject to an assessment of up to $137.6 million (Evergy's share is $129.4 million and each of Evergy Kansas Central's and Evergy Metro's is $64.7 million), payable at no more than $20.5 million (Evergy's share is $19.2 million and each of Evergy Kansas Central's and Evergy Metro's is $9.6 million) per incident per year per reactor for any commercial U.S. nuclear reactor qualifying incident. Both the total and yearly assessment is subject to an inflationary adjustment based on the Consumer Price Index and applicable premium taxes. In addition, the U.S. Congress could impose additional revenue-raising measures to pay claims.
Nuclear Property and Accidental Outage Insurance
The owners of Wolf Creek carry decontamination liability, nuclear property damage and premature nuclear decommissioning liability insurance for Wolf Creek totaling approximately $2.8 billion. Insurance coverage for non-nuclear property damage accidents total approximately $2.3 billion. In the event of an extraordinary nuclear accident, insurance proceeds must first be used for reactor stabilization and site decontamination in accordance with a plan mandated by the NRC. The Evergy Companies' share of any remaining proceeds can be used to pay for property damage or, if certain requirements are met, including decommissioning the plant, toward a shortfall in the nuclear decommissioning trust fund. The owners also carry additional insurance with NEIL to help cover costs of replacement power and other extra expenses incurred during a prolonged outage resulting from accidental property damage at Wolf Creek. If significant losses were incurred at any of the nuclear plants insured under the NEIL policies, the owners of Wolf Creek may be subject to retrospective assessments under the current policies of approximately $28.3 million (Evergy's share is $26.6 million and each of Evergy Kansas Central's and Evergy Metro's is $13.3 million).

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
Contractual Commitments - Fuel and Power
The Evergy Companies' contractual commitments for fuel and power at December 31, 2022 are detailed in the following tables. See Notes 9, 12 and 21 for information regarding pension, long-term debt and lease commitments, respectively.

Evergy
	2023	2024	2025	2026	2027	After 2027	Total
Purchase commitments	(millions)
Fuel	$308.6	$157.5	$130.4	$132.9	$57.1	$148.3	$934.8
Power	62.7	57.1	57.5	57.5	57.5	275.2	567.5
Total fuel and power commitments	$371.3	$214.6	$187.9	$190.4	$114.6	$423.5	$1,502.3

Evergy Kansas Central
	2023	2024	2025	2026	2027	After 2027	Total
Purchase commitments	(millions)
Fuel	$160.3	$100.6	$83.9	$83.7	$30.3	$77.9	$536.7
Power	0.9	0.9	0.9	0.9	0.9	2.7	7.2
Total fuel and power commitments	$161.2	$101.5	$84.8	$84.6	$31.2	$80.6	$543.9

Evergy Metro
	2023	2024	2025	2026	2027	After 2027	Total
Purchase commitments	(millions)
Fuel	$128.2	$49.1	$39.7	$42.3	$22.5	$70.4	$352.2
Power	35.3	29.2	29.2	29.2	29.2	166.9	319.0
Total fuel and power commitments	$163.5	$78.3	$68.9	$71.5	$51.7	$237.3	$671.2
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
As of December 31, 2022, Evergy has provided $804.0 million of credit support for certain of its subsidiaries as follows:
•Evergy direct guarantees to Evergy Kansas Central and Evergy Metro counterparties for certain fuel supply contracts totaling $48.0 million, which expire in 2027; and
•Evergy's guarantee of Evergy Missouri West long-term debt totaling $756.0 million, which includes debt with maturity dates ranging from 2023 to 2043.

Evergy has also guaranteed Evergy Missouri West's commercial paper program. At December 31, 2022, Evergy Missouri West had $449.2 million of commercial paper outstanding. None of the guaranteed obligations are subject to default or prepayment if Evergy Missouri West's credit ratings were downgraded.
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
The operating expenses and capital costs billed for jointly-owned plants and shared services are detailed in the following table.

	2022	2021	2020
	(millions)
Evergy Kansas Central billings to Evergy Missouri West	$32.7	$32.5	$37.6
Evergy Metro billings to Evergy Missouri West	140.5	142.1	168.7
Evergy Kansas Central billings to Evergy Metro	33.1	29.4	34.7
Evergy Metro billings to Evergy Kansas Central	238.4	134.7	130.8
Money Pool
Evergy Kansas Central, Evergy Metro and Evergy Missouri West are authorized to participate in the Evergy, Inc. money pool, which is an internal financing arrangement in which funds may be lent on a short-term basis between Evergy Kansas Central, Evergy Metro, Evergy Missouri West and Evergy, Inc. Evergy, Inc. can lend but not borrow under the money pool.
As of December 31, 2022, Evergy Metro had a $31.0 million outstanding receivable from Evergy Missouri West under the money pool. As of December 31, 2021, Evergy Metro had a $155.0 million outstanding receivable from Evergy Missouri West under the money pool.

Related Party Net Receivables and Payables
The following table summarizes Evergy Kansas Central's and Evergy Metro's related party net receivables and payables.

	December 31
	2022	2021
Evergy Kansas Central	(millions)
Net payable to Evergy	$(12.7)	$(2.2)
Net payable to Evergy Metro	(15.7)	(14.5)
Net receivable from Evergy Missouri West	7.4	10.4

Evergy Metro
Net receivable from Evergy	$16.3	$8.7
Net receivable from Evergy Kansas Central	15.7	14.5
Net receivable from Evergy Missouri West	137.5	254.5
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

	December 31
	2022	2021
Evergy Kansas Central	(millions)
Income taxes receivable from (payable to) Evergy	$(10.3)	$9.6

Evergy Metro
Income taxes receivable from (payable to) Evergy	$0.2	$(2.5)
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
Evergy Registration Statements
In September 2021, Evergy filed an automatic registration statement providing for the sale of unlimited amounts of securities with the Securities and Exchange Commission (SEC), which expires in September 2024.

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
As of December 31, 2022, all of Evergy's and Evergy Kansas Central's retained earnings and net income were free of restrictions and Evergy Metro had a retained earnings restriction of $222.9 million. As of December 31, 2022, Evergy's subsidiaries had restricted net assets of approximately $5.8 billion. These restrictions are not expected to affect the Evergy Companies' ability to pay dividends at the current level for the foreseeable future.
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

	December 31
	2022	2021
Assets:	(millions)
Property, plant and equipment of variable interest entities, net	$140.7	$147.8
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
20. TAXES
Components of income tax expense are detailed in the following tables.

Evergy	2022	2021	2020
Current income taxes	(millions)
Federal	$31.9	$15.6	$(26.8)
State	8.3	(0.4)	2.1
Total	40.2	15.2	(24.7)
Deferred income taxes
Federal	17.2	92.8	73.1
State	(3.4)	14.7	59.8
Total	13.8	107.5	132.9
Investment tax credit
Deferral	—	0.4	—
Amortization	(6.5)	(5.7)	(6.0)
Total	(6.5)	(5.3)	(6.0)
Income tax expense	$47.5	$117.4	$102.2

Evergy Kansas Central	2022	2021	2020
Current income taxes	(millions)
Federal	$95.8	$53.3	$14.5
State	3.9	(0.2)	(5.3)
Total	99.7	53.1	9.2
Deferred income taxes
Federal	(78.7)	3.8	(16.7)
State	(4.6)	(1.2)	168.1
Total	(83.3)	2.6	151.4
Investment tax credit
Deferral	—	0.3	—
Amortization	(4.1)	(4.3)	(4.8)
Total	(4.1)	(4.0)	(4.8)
Income tax expense	$12.3	$51.7	$155.8

Evergy Metro	2022	2021	2020
Current income taxes	(millions)
Federal	$(21.9)	$39.2	$(0.2)
State	4.1	3.2	10.8
Total	(17.8)	42.4	10.6
Deferred income taxes
Federal	69.9	6.5	29.8
State	0.6	4.8	(32.2)
Total	70.5	11.3	(2.4)
Investment tax credit
Amortization	(2.4)	(1.3)	(1.1)
Total	(2.4)	(1.3)	(1.1)
Income tax expense	$50.3	$52.4	$7.1
Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Evergy	2022	2021	2020
Federal statutory income tax	21.0%	21.0%	21.0%
COLI policies	(1.2)	(1.0)	(1.6)
State income taxes	0.3	1.0	4.3
Flow through depreciation for plant-related differences	(8.4)	(5.4)	(5.3)
Federal tax credits	(4.0)	(2.8)	(4.6)
Non-controlling interest	(0.3)	(0.3)	(0.3)
AFUDC equity	(0.6)	(0.6)	(0.5)
Amortization of federal investment tax credits	(0.6)	(0.4)	(0.6)
Federal or state tax rate change	—	—	1.9
Valuation allowance	—	—	(0.2)
Stock compensation	(0.2)	—	(0.1)
Officer compensation limitation	0.3	0.5	0.2
Other	(0.5)	(0.4)	(0.2)
Effective income tax rate	5.8%	11.6%	14.0%

Evergy Kansas Central	2022	2021	2020
Federal statutory income tax	21.0%	21.0%	21.0%
COLI policies	(2.2)	(1.7)	(2.8)
State income taxes	(0.4)	(0.4)	3.8
Flow through depreciation for plant-related differences	(6.6)	(3.0)	(0.1)
Federal tax credits	(7.2)	(5.0)	(7.1)
Non-controlling interest	(0.6)	(0.5)	(0.6)
AFUDC equity	(0.4)	(0.6)	(0.5)
Amortization of federal investment tax credits	(0.5)	(0.5)	(0.7)
Federal or state tax rate change	—	—	27.8
Stock compensation	(0.2)	(0.1)	(0.1)
Officer compensation limitation	0.1	0.3	—
Other	(0.2)	(0.1)	(0.9)
Effective income tax rate	2.8%	9.4%	39.8%

Evergy Metro	2022	2021	2020
Federal statutory income tax	21.0%	21.0%	21.0%
COLI policies	(0.1)	(0.2)	(0.3)
State income taxes	0.9	1.7	4.9
Flow through depreciation for plant-related differences	(7.2)	(7.8)	(10.0)
Federal tax credits	(0.1)	(0.2)	(1.9)
AFUDC equity	(0.7)	(0.7)	(0.5)
Amortization of federal investment tax credits	(0.6)	(0.4)	(0.4)
Federal or state tax rate change	—	—	(10.5)
Stock compensation	(0.2)	—	(0.4)
Officer compensation limitation	0.5	0.9	0.4
Other	(1.1)	0.1	—
Effective income tax rate	12.4%	14.4%	2.3%

Deferred Income Taxes
The tax effects of major temporary differences resulting in deferred income tax assets (liabilities) in the consolidated balance sheets is in the following table.

	December 31
	2022			2021
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Deferred tax assets:	(millions)
Tax credit carryforward	$311.0	$226.9	$77.6	$375.2	$206.3	$162.1
Income taxes refundable to customers, net	311.0	156.5	113.6	336.6	168.5	123.8
Deferred employee benefit costs	86.2	45.1	54.7	158.3	84.8	86.8
Net operating loss carryforward	31.7	—	—	40.2	—	—
Deferred state income taxes	145.6	99.8	38.6	146.9	101.0	38.6
Accrued liabilities	169.7	77.5	61.6	157.6	71.3	56.4
Other	248.1	112.7	58.8	200.0	100.6	59.6
Total deferred tax assets before valuation allowance	1,303.3	718.5	404.9	1,414.8	732.5	527.3
Valuation allowances	(12.8)	—	—	(12.8)	—	—
Total deferred tax assets, net	1,290.5	718.5	404.9	1,402.0	732.5	527.3
Deferred tax liabilities:
Plant-related	(2,770.9)	(1,333.2)	(1,016.4)	(2,701.1)	(1,308.7)	(996.7)
Deferred employee benefit costs	(8.8)	(8.3)	—	(96.8)	(52.9)	(43.5)
ARO regulatory assets	(144.3)	(59.4)	(54.3)	(133.7)	(53.9)	(49.9)
Acquisition premium	(40.6)	(40.6)	—	(43.9)	(43.9)	—
Other regulatory assets	(195.6)	(41.7)	(28.6)	(152.1)	(53.3)	(20.4)
Other	(126.9)	(79.8)	(26.5)	(136.3)	(87.7)	(22.9)
Total deferred tax liabilities	(3,287.1)	(1,563.0)	(1,125.8)	(3,263.9)	(1,600.4)	(1,133.4)
Net deferred income tax liabilities	$(1,996.6)	$(844.5)	$(720.9)	$(1,861.9)	$(867.9)	$(606.1)
Tax Credit Carryforwards
At December 31, 2022 and 2021, Evergy had $311.0 million and $373.6 million, respectively, of federal general business income tax credit carryforwards.  At December 31, 2022 and 2021, Evergy Kansas Central had $226.9 million and $204.7 million, respectively, of federal general business income tax credit carryforwards. At December 31, 2022 and 2021, Evergy Metro had $77.6 million and $162.1 million, respectively, of federal general business income tax credit carryforwards.  The carryforwards for Evergy, Evergy Kansas Central and Evergy Metro relate primarily to wind production tax credits and research and development tax credits and expire in the years 2023 to 2042. Approximately $0.1 million of Evergy's credits are related to Low Income Housing credits that were acquired in Great Plains Energy's acquisition of Evergy Missouri West.

The year of origin of Evergy's, Evergy Kansas Central's and Evergy Metro's related tax benefit amounts for federal tax credit carryforwards as of December 31, 2022 are detailed in the following table.

	Amount of Benefit
Year of Origin	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
2005	0.1	—	—
2006	0.1	—	—
2007	0.1	—	—
2013	9.1	4.3	4.8
2014	24.1	10.8	13.0
2015	24.7	10.9	13.2
2016	27.1	11.0	12.4
2017	43.9	35.0	8.3
2018	43.9	36.3	7.5
2019	37.7	30.8	6.7
2020	35.9	28.4	7.4
2021	31.9	28.1	3.7
2022	32.4	31.3	0.6
	$311.0	$226.9	$77.6
Net Operating Loss Carryforwards
At December 31, 2022 and 2021, Evergy had $25.4 million and $33.6 million, respectively, of tax benefits related to federal net operating loss (NOL) carryforwards.  Approximately $7.1 million of Evergy's tax benefits at December 31, 2022 are related to NOLs that were acquired in the Evergy Missouri West acquisition. Due to federal limitations on the utilization of income tax attributes acquired in the Evergy Missouri West acquisition, Evergy expects a portion of these federal NOL carryforwards to expire unutilized and has provided a valuation allowance against $7.1 million of the federal income tax benefit. The federal NOL carryforwards expire in 2024.
The year of origin of Evergy's related tax benefit amounts for federal NOL carryforwards as of December 31, 2022 are detailed in the following table.

Year of Origin	Amount of Benefit
(millions)
2006	$25.4
In addition, Evergy also had deferred tax benefits of $6.3 million and $6.6 million related to state NOLs as of December 31, 2022 and 2021, respectively.  The state NOL carryforwards expire in years 2023 to 2040. Evergy does not expect to utilize $5.7 million of NOLs before the expiration date of the carryforwards of NOLs in certain states. Therefore, a valuation allowance has been provided against $5.7 million of state tax benefits.
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
Uncertain Tax Positions
Evergy is considered open to U.S. federal examination for years after 2009 due to the carryforward of net operating losses and general business income tax credits. With few exceptions, Evergy is no longer subject to state and local tax examinations by tax authorities for years before 2018. As of December 31, 2022, Evergy does not have any significant income tax issues under examination.
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
The Evergy, Evergy Kansas Central and Evergy Metro leases have remaining terms ranging from 1 to 16 years, 1 to 16 years and 1 to 10 years, respectively. Leases that have original lease terms of twelve months or less are not recognized on the Evergy Companies’ balance sheets. Some leases have options to renew the lease or terminate early at the election of the Evergy Companies. Judgment is applied at lease commencement to determine the reasonably certain lease term based on then-current assumptions about use of the leased asset, market conditions and terms in the contract. The judgment applied to determine the lease term can significantly impact the measurement of the lease liability and right-of-use asset and lease classification.
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
The Evergy Companies' lease expense is detailed in the following table.

Evergy	2022	2021	2020
Finance lease costs	(millions)
Amortization of right-of-use assets	$5.3	$5.1	$7.7
Interest on lease liabilities	2.4	2.5	3.1
Operating lease costs	21.9	21.8	22.9
Short-term lease costs	4.9	5.9	2.1
Variable lease costs for renewable purchase power agreements	318.0	280.3	296.6
Total lease costs	$352.5	$315.6	$332.4

Evergy Kansas Central	2022	2021	2020
Finance lease costs	(millions)
Amortization of right-of-use assets	$4.7	$4.5	$7.2
Interest on lease liabilities	2.2	2.4	2.8
Operating lease costs	12.1	12.9	11.9
Short-term lease costs	1.4	1.8	0.5
Variable lease costs for renewable purchase power agreements	155.2	145.8	135.6
Total lease costs	$175.6	$167.4	$158.0

Evergy Metro	2022	2021	2020
Finance lease costs	(millions)
Amortization of right-of-use assets	$0.5	$0.4	$0.3
Interest on lease liabilities	0.1	0.1	0.1
Operating lease costs	8.7	9.0	9.3
Short-term lease costs	3.3	3.0	1.5
Variable lease costs for renewable purchase power agreements	122.6	101.0	112.2
Total lease costs	$135.2	$113.5	$123.4
Supplemental cash flow information related to the Evergy Companies' leases is detailed in the following table.

Evergy	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:	(millions)
Operating cash flows from operating leases	$21.1	$20.7	$22.2
Operating cash flows from finance leases	2.4	2.6	2.8
Financing cash flows from finance leases	5.9	5.3	5.6
Right-of-use assets obtained in exchange for new operating lease liabilities	12.2	16.4	6.9
Right-of-use assets obtained in exchange for new finance lease liabilities	7.0	1.4	5.6

Evergy Kansas Central	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:	(millions)
Operating cash flows from operating leases	$11.4	$11.8	$12.9
Operating cash flows from finance leases	2.2	2.4	2.5
Financing cash flows from finance leases	5.1	4.7	5.1
Right-of-use assets obtained in exchange for new operating lease liabilities	12.0	7.1	6.6
Right-of-use assets obtained in exchange for new finance lease liabilities	7.0	1.4	4.0

Evergy Metro	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:	(millions)
Operating cash flows from operating leases	$9.3	$10.4	$10.8
Operating cash flows from finance leases	0.1	0.1	0.1
Financing cash flows from finance leases	0.7	0.5	0.4
Right-of-use assets obtained in exchange for new operating lease liabilities	0.2	9.3	0.3
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—	1.6

Finance Leases
Right-of-use assets for finance leases are included in property, plant and equipment on the Evergy Companies' balance sheets. Lease liabilities for finance leases are included in other current and other long-term liabilities. Payments and other supplemental information for finance leases as of December 31, 2022, are detailed in the following table.

	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
2023	$8.0	$7.2	$0.5
2024	6.7	6.0	0.5
2025	5.8	5.3	0.3
2026	5.4	5.0	0.2
2027	4.9	4.5	0.2
After 2027	36.8	36.4	0.2
Total finance lease payments	67.6	64.4	1.9
Amounts representing imputed interest	(21.1)	(20.6)	(0.2)
Present value of lease payments	46.5	43.8	1.7
Less: current portion	(5.7)	(5.1)	(0.4)
Total long-term obligations under finance leases	$40.8	$38.7	$1.3

Right-of-use assets under finance leases included in property, plant and equipment, net on the consolidated balance sheets	$315.0	$56.0	$1.7

Weighted-average remaining lease term (years)	12.1	12.7	3.3
Weighted-average discount rate	5.5%	5.5%	4.8%

Operating Leases
Right-of-use assets for operating leases are included in other long-term assets on the Evergy Companies' balance sheets. Lease liabilities for operating leases are included in other current and other long-term liabilities. Lease payments and other supplemental information for operating leases as of December 31, 2022, are detailed in the following table.

	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
2023	$17.6	$8.6	$8.7
2024	15.0	6.7	8.0
2025	10.6	4.3	6.5
2026	7.9	2.6	5.4
2027	6.4	1.2	5.4
After 2027	25.0	0.1	24.9
Total operating lease payments	82.5	23.5	58.9
Amounts representing imputed interest	(6.4)	(1.3)	(5.1)
Present value of lease payments	76.1	22.2	53.8
Less: current portion	(16.1)	(8.2)	(7.7)
Total long-term obligations under operating leases	$60.0	$14.0	$46.1

Right-of-use assets under operating leases included in other assets on the consolidated balance sheets	$77.4	$23.8	$40.2

Weighted-average remaining lease term (years)	7.1	3.3	8.7
Weighted-average discount rate	2.4%	3.1%	2.2%
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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Evergy.  Under the supervision and with the participation of Evergy’s chief executive officer and chief financial officer, management evaluated the effectiveness of Evergy’s internal control over financial reporting as of December 31, 2022.  Management used for this evaluation the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.
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
Management has concluded that, as of December 31, 2022, Evergy’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework.  Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued its attestation report on Evergy’s internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Evergy, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Evergy, Inc. and subsidiaries (the "Company") as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2022, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those financial statements and financial statement schedules.
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
February 23, 2023

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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Kansas Central’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Evergy Kansas Central.  Under the supervision and with the participation of Evergy Kansas Central’s chief executive officer and chief financial officer, management evaluated the effectiveness of Evergy Kansas Central’s internal control over financial reporting as of December 31, 2022. Management used for this evaluation the framework in Internal Control - Integrated Framework (2013) issued by the COSO of the Treadway Commission.
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
Management has concluded that, as of December 31, 2022, Evergy Kansas Central’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Metro’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Evergy Metro.  Under the supervision and with the participation of Evergy Metro’s chief executive officer and chief financial officer, management evaluated the effectiveness of Evergy Metro’s internal control over financial reporting as of December 31, 2022.  Management used for this evaluation the framework in Internal Control - Integrated Framework (2013) issued by the COSO of the Treadway Commission.
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
Management has concluded that, as of December 31, 2022, Evergy Metro’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework.
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
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
Information required by Items 10-14 of Part III of this Form 10-K with respect to Evergy will be included in an amendment to this Form 10-K, or incorporated by reference to Evergy's definitive proxy statement with respect to its 2023 Annual Meeting of Shareholders (Proxy Statement) on or before April 28, 2023.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Evergy
The information required by this item will be included in an amendment to this Form 10-K or will be incorporated by reference from the following sections of the Proxy Statement:
•Information regarding the directors of Evergy will be contained in the Proxy Statement section titled "Proposal I: Election of Directors."
•If applicable, information regarding compliance with Section 16(a) of the Exchange Act will be contained in the Proxy Statement section titled "Security Ownership of Directors, Management and Beneficial Owners."
•Information regarding the Audit Committee of Evergy will be contained in the Proxy Statement section titled "Corporate Governance Matters - Board Structure - Audit Committee."
•Information regarding Evergy's Code of Ethics will be contained in the Proxy Statement section titled "Corporate Governance Matters - Corporate Governance Practices - Code of Ethics."
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

The following table provides information, as of December 31, 2022, regarding the number of common shares to be issued upon exercise of outstanding options, warrants and rights, their weighted average exercise price, and the number of shares of common stock remaining available for future issuance. The table excludes shares issued or issuable under any defined contribution savings plans.

Number of securities
	Number of		remaining available
	securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (3)
Evergy Long-Term Incentive Plan	955,804 (1)	$— (2)	6,766,695
Equity compensation plans not approved by security holders	—	—	—
Total	955,804 (1)	$— (2)	6,766,695
(1)Includes 239,495 RSUs with time-based requirements, 546,898 RSUs with performance measures at target performance levels, 18,018 restricted share awards and director deferred share units for 151,393 shares of Evergy common stock outstanding at December 31, 2022.
(2)The RSUs, RSAs and director deferred share units have no exercise price and therefore are not reflected in the weighted-average exercise price.
(3) The Evergy Kansas Central, Inc. LTISA will not be used for future awards. As of December 31, 2022, there were approximately 260,392 units outstanding that were deferred pursuant to the Evergy Kansas Central, Inc. non-employee deferred compensation program. Deferred units will continue to receive deferred dividend equivalents in the form of additional deferred units until payouts pursuant to elections begin.
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

Evergy Kansas Central and Evergy Metro
The Audit Committee of the Evergy Board functions as the Audit Committee of Evergy Kansas Central and Evergy Metro. The following tables set forth the aggregate fees billed by Deloitte & Touche LLP for audit services rendered in connection with the consolidated financial statements and reports for 2022 and 2021 and for other services rendered during 2022 and 2021 on behalf of Evergy Kansas Central and Evergy Metro, as well as all out-of-pocket costs incurred in connection with these services:

Evergy Kansas Central	2022	2021
Fee Category
Audit Fees	$1,801,625	$1,852,798
Audit-Related Fees	25,618	50,734
Tax Fees	42,845	86,098
All Other Fees	—	—
Total Fees	$1,870,088	$1,989,630

Evergy Metro	2022	2021
Fee Category
Audit Fees	$1,336,725	$1,293,049
Audit-Related Fees	25,618	50,734
Tax Fees	16,669	29,219
All Other Fees	—	—
Total Fees	$1,379,012	$1,373,002
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements

Evergy, Inc.		Page No.

a.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020	75

b.	Consolidated Balance Sheets - December 31, 2022 and 2021	76

c.	Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020	78

d.	Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021 and 2020	79

e.	Notes to Consolidated Financial Statements	90

f.	Report of Independent Registered Public Accounting Firm	66

Evergy Kansas Central, Inc.

g.	Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020	80

h.	Consolidated Balance Sheets - December 31, 2022 and 2021	81

i.	Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020	83

j.	Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021 and 2020	84

k.	Notes to Consolidated Financial Statements	90

l.	Report of Independent Registered Public Accounting Firm	69

Evergy Metro, Inc.

m.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020	85

n.	Consolidated Balance Sheets - December 31, 2022 and 2021	86

o.	Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020	88

p.	Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021 and 2020	89

q.	Notes to Consolidated Financial Statements	90

r.	Report of Independent Registered Public Accounting Firm	72

Financial Statement Schedules

	Evergy, Inc.

a.	Schedule I - Parent Company Financial Statements	183

b.	Schedule II - Valuation and Qualifying Accounts and Reserves	187

	Evergy Kansas Central, Inc.
c.	Schedule II - Valuation and Qualifying Accounts and Reserves	187

	Evergy Metro, Inc.

d.	Schedule II - Valuation and Qualifying Accounts and Reserves	188

Exhibits

Exhibit Number		Description of Document	Registrant

2.1	*
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
Evergy Evergy Kansas Central

3.1	*	Amended and Restated Articles of Incorporation of Evergy, Inc., effective June 4, 2018 (Exhibit 3.1 to Form 8-K filed on June 4, 2018).	Evergy

3.2	*	Amended and Restated By-laws of Evergy, Inc., effective as of December 14, 2022 (Exhibit 3.1 to Evergy's Form 8-K filed on December 15, 2022).	Evergy

3.3	*	Amended and Restated Articles of Consolidation of Evergy Metro, Inc., as amended September 16, 2019 (Exhibit 3.1 to Evergy Metro's Form 10-Q for the quarter ended September 30, 2019).	Evergy Metro

3.4	*	Amended and Restated By-laws of Evergy Metro, Inc., effective February 28, 2020 (Exhibit 3.3 to Evergy Metro's Form 8-K filed on March 2, 2020).	Evergy Metro

3.5	*
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
Subordinated Indenture, dated May 18, 2009, between Evergy, Inc. (successor to Great Plains Energy Incorporated) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Great Plains Energy's Form 8-K filed on May 18, 2009).
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
Evergy Evergy Kansas Central

4.65	*	Description of Securities (Exhibit 4.64 to Evergy, Inc.'s Form 10-K for the fiscal year ended December 31, 2020).	Evergy Evergy Kansas Central Evergy Metro

4.66	*	First Mortgage Indenture and Deed of Trust, dated as of March 1, 2022, between Evergy Missouri West, Inc. and UMB Bank, N.A., as trustee (Exhibit 4.1 to Evergy's Form 8-K filed on March 7, 2022).	Evergy

4.67	*	First Supplemental Indenture dated as of March 1, 2022, between Evergy Missouri West, Inc. and UMB Bank, N.A., as trustee (Exhibit 4.2 to Evergy's Form 8-K filed on March 7, 2022).	Evergy

10.1	*+
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
Evergy Evergy Metro Evergy Kansas Central

10.3	*+	Form of Evergy, Inc. 2020 Performance-Based Restricted Stock Unit Agreement (Exhibit 10.19 to Evergy's Form 10-K for the fiscal year ended December 31, 2019)	Evergy Evergy Metro Evergy Kansas Central

10.4	*+	Form of Evergy, Inc. 2020 Time-Based Restricted Stock Unit Agreement (Exhibit 10.20 to Evergy's Form 10-K for the fiscal year ended December 31, 2019).	Evergy Evergy Metro Evergy Kansas Central

10.5	*+	Form of Evergy, Inc. 2021 Performance-Based Restricted Stock Unit Agreement. (Exhibit 10.21 to Evergy's Form 10-K for the fiscal year ended December 31, 2020).	Evergy Evergy Metro Evergy Kansas Central

10.6	*+	Form of Evergy, Inc. 2021 Time-Based Restricted Stock Unit Agreement. (Exhibit 10.22 to Evergy's Form 10-K for the fiscal year ended December 31, 2020).	Evergy Evergy Metro Evergy Kansas Central

10.7	*+	Form of Evergy, Inc. 2022 Performance-Based Restricted Stock Unit Agreement (Exhibit 10.19 to Evergy's Form 10-K for the fiscal year ended December 31, 2021).	Evergy Evergy Metro Evergy Kansas Central

10.8	*+	Form of Evergy, Inc. 2022 Time-Based Restricted Stock Unit Agreement (Exhibit 10.20 to Evergy's Form 10-K for the fiscal year ended December 31, 2021).	Evergy Evergy Metro Evergy Kansas Central

10.9	+	Form of Evergy, Inc. 2023 Performance-Based Restricted Stock Unit Agreement	Evergy Evergy Metro Evergy Kansas Central

10.10	+	Form of Evergy, Inc. 2023 Time-Based Restricted Stock Unit Agreement	Evergy Evergy Metro Evergy Kansas Central

10.11	*+	Evergy, Inc. Long-Term Incentive Plan (Appendix C to Evergy, Inc.'s Definitive Proxy Statement on Schedule 14A filed on March 23, 2022).	Evergy Evergy Metro Evergy Kansas Central

10.12	*+	Evergy, Inc. 2022 Annual Incentive Plan (Exhibit 10.21 to Evergy's Form 10-K for the fiscal year ended December 31, 2021).	Evergy Evergy Metro Evergy Kansas Central

10.13	+	Evergy, Inc. 2023 Annual Incentive Plan	Evergy Evergy Metro Evergy Kansas Central

10.14	*+	David A. Campbell Offer Letter, dated December 3, 2020 (Exhibit 10.1 to Evergy's Form 8-K filed on December 8, 2020).	Evergy Evergy Metro Evergy Kansas Central

10.15	*+	Form of Time-Based Restricted Stock Award Agreement for David A. Campbell (Exhibit 10.3 to Evergy's Form 8-K/A filed on December 22, 2020).	Evergy Evergy Metro Evergy Kansas Central

10.16	*+	Kirkland B. Andrews Offer Letter, dated January 30, 2021 (Exhibit 10.1 to Evergy's Form 8-K filed on February 4, 2021).	Evergy Evergy Metro Evergy Kansas Central

10.17	*+	Form of Time-Based Restricted Stock Unit Award Agreement for Kirkland Andrews (Exhibit 10.31 to Evergy's Form 10-K for the period ended December 31, 2020).	Evergy Evergy Metro Evergy Kansas Central

10.18	*+	Form of Indemnification Agreement with Evergy, Inc. officers and directors (Exhibit 10.2 to Evergy's Form 10-Q for the quarter ended September 30, 2018).	Evergy Evergy Metro Evergy Kansas Central

10.19	*+	Form of Evergy, Inc. Amended and Restated Change-in-Control Severance Agreement (Exhibit 10.4 to Evergy's Form 10-Q for the quarter ended March 31, 2019).	Evergy Evergy Metro Evergy Kansas Central

10.20	*+	Evergy, Inc. Executive Severance Plan, dated November 6, 2019 (Exhibit 10.1 to Evergy's Form 10-Q for the quarter ended September 30, 2019).	Evergy

10.21	*+	Evergy, Inc. Supplemental Executive Retirement Plan, effective June 4, 2018 (Exhibit 10.6 to Evergy's Form 10-Q for the quarter ended June 30, 2018).	Evergy Evergy Metro Evergy Kansas Central

10.22	*+	Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) Retirement Benefit Restoration Plan (Exhibit 10.1 to Evergy Kansas Central's Form 8-K filed on April 2, 2010).	Evergy Evergy Kansas Central

10.23	*+
Amendment dated December 12, 2018 to Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) Retirement Benefit Restoration Plan (Exhibit 10.35 to Evergy Kansas Central's Form 10-K for the fiscal year ended December 31, 2018).
Evergy Evergy Kansas Central

10.24	*+
Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) Non-Employee Director Nonqualified Deferred Compensation Plan, as amended and restated May 17, 2018 (Exhibit 10.8 to Evergy Kansas Central's Form 10-Q for the quarter ended June 30, 2018).
Evergy Evergy Kansas Central

10.25	*+	Evergy, Inc. Nonqualified Deferred Compensation Plan, effective June 4, 2018 (Exhibit 10.39 to Evergy's Form 10-K for the fiscal year ended December 31, 2018).	Evergy Evergy Metro Evergy Kansas Central

10.26	+	Evergy, Inc. Amended and Restated Nonqualified Deferred Compensation Plan, effective January 1, 2023	Evergy Evergy Metro Evergy Kansas Central

10.27	*+	Summary of Evergy, Inc. Non-Employee Director Compensation (Exhibit 10.14 to Evergy's For 10-Q for the quarter ended March 31, 2021).	Evergy Evergy Metro Evergy Kansas Central

10.28	*
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
Evergy Evergy Metro Evergy Kansas Central

10.29	*
Term Loan Credit Agreement dated as of February 25, 2022, by and among Evergy, Inc., Wells Fargo Bank, National Association, as Administrative Agent, and the lenders referred to therein. (Exhibit 10.1 to Evergy's Form 8-K on February 28, 2022).
Evergy

10.30	*
Guaranty, dated July 15, 2008, issued by Evergy, Inc. (successor to Great Plains Energy Incorporated) in favor of Union Bank of California, N.A., as successor trustee, and the holders of the Evergy Missouri West, Inc. (formerly Aquila, Inc.), 8.27% Senior Notes due November 15, 2021 (Exhibit 10.6 to Great Plains Energy's Form 8-K filed on July 18, 2008).
Evergy

10.31	*
Guaranty Agreement, dated April 20, 2021, issued by Evergy in favor of the holders of Evergy Missouri West, Inc.'s 2.86% Senior Notes due 2031, 3.01% Senior Notes due 2033 and 3.21% Senior Notes due 2033 (Exhibit 10.1 to Evergy's Current Report on Form 8-K filed on April 20, 2021).
Evergy

10.32	*
Guaranty Agreement, dated April 20, 2021, issued by Evergy, Inc. in favor of the holders of Evergy Missouri West, Inc.'s 3.49% Senior Notes due 2025, 4.06% Senior Notes due 2033 and 4.74% Senior Notes due 2043 (Exhibit 10.2 to Evergy's Form 8-K filed on April 20, 2021).
Evergy

10.33	*
Guaranty Agreement, dated April 20, 2021, issued by Evergy, Inc. in favor of the holders of Evergy Missouri West, Inc.'s 3.75% Senior Notes due 2022 (Exhibit 10.3 to Evergy's Form 8-K filed on April 20, 2021).
Evergy

10.34	*
Agreement, dated February 28, 2020, among Evergy, Inc., Elliott Investment Management L.P., Elliott Associates, L.P. and Elliott International, L.P. (Exhibit 10.1 to Evergy's Form 8-K filed on March 2, 2020).
Evergy

10.35	*
Amendment, dated March 25, 2020 among Evergy, Inc., Elliott Investment Management L.P., Elliott Associates, L.P. and Elliott International, L.P. (Exhibit 10.1 to Evergy's Form 8-K filed on March 26, 2020).
Evergy

10.36	*	Cooperation Agreement, dated February 25, 2021, by and between Evergy, Inc. and Bluescape Energy Partners, LLC (Exhibit 10.1 to Evergy's Form 8-K filed on February 26, 2021).	Evergy

10.37	*	Securities Purchase Agreement, dated February 25, 2021, by and between Evergy, Inc. and BEP Special Situations V LLC. (Exhibit 10.2 to Evergy's Form 8-K filed on February 26, 2021).	Evergy

10.38	*	Registration Rights Agreement, dated April 14, 2021, by and between Evergy, Inc. and BEP Special Situations V LLC. (Exhibit 10.1 to Evergy's Form 8-K filed on April 14, 2021.	Evergy

10.39	*	Warrant No. 1 issued by Evergy, Inc. on April 14, 2021 (Exhibit 10.2 to Evergy's Form 8-K filed on April 14, 2021).	Evergy

21.1		List of Subsidiaries.	Evergy Evergy Kansas Central

23.1		Consent of Independent Registered Public Accounting Firm.	Evergy

23.2		Consent of Independent Registered Public Accounting Firm.	Evergy Metro

23.3		Consent of Independent Registered Public Accounting Firm.	Evergy Kansas Central

24.1		Powers of Attorney.	Evergy

24.2		Powers of Attorney.	Evergy Kansas Central

24.3		Powers of Attorney.	Evergy Metro

31.1		Rule 13a-14(a)/15d-14(a) Certification of David A. Campbell.	Evergy

31.2		Rule 13a-14(a)/15d-14(a) Certification of Kirkland B. Andrews.	Evergy

31.3		Rule 13a-14(a)/15d-14(a) Certification of David A. Campbell.	Evergy Metro

31.4		Rule 13a-14(a)/15d-14(a) Certification of Kirkland B. Andrews.	Evergy Metro

31.5		Rule 13a-14(a)/15d-14(a) Certification of David A. Campbell.	Evergy Kansas Central

31.6		Rule 13a-14(a)/15d-14(a) Certification of Kirkland B. Andrews.	Evergy Kansas Central

32.1	**	Section 1350 Certifications.	Evergy

32.2	**	Section 1350 Certifications.	Evergy Metro

32.3	**	Section 1350 Certifications.	Evergy Kansas Central

101.INS	***	XBRL Instance Document.	n/a

101.SCH		Inline XBRL Taxonomy Extension Schema Document.	Evergy Evergy Metro Evergy Kansas Central

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Evergy Evergy Metro Evergy Kansas Central

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.	Evergy Evergy Metro Evergy Kansas Central

101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document.	Evergy Evergy Metro Evergy Kansas Central

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Evergy Evergy Metro Evergy Kansas Central

104		Cover Page Interactive Data File (embedded within the Inline XBRL document).	Evergy Evergy Metro Evergy Kansas Central
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

Schedule I - Parent Company Financial Statements

EVERGY, INC.
Statements of Comprehensive Income of Parent Company

	2022	2021	2020
OPERATING EXPENSES:	(millions)
Operating and maintenance	$11.5	$13.2	$39.3
Total Operating Expenses	11.5	13.2	39.3
INCOME FROM OPERATIONS	(11.5)	(13.2)	(39.3)
OTHER INCOME (EXPENSE)
Equity in earnings from subsidiaries	816.1	932.9	683.4
Investment earnings	7.1	19.2	32.1
Other expense	(8.3)	(8.3)	(0.1)
Total Other Income, Net	814.9	943.8	715.4
Interest expense	73.9	74.3	86.3
INCOME BEFORE INCOME TAXES	729.5	856.3	589.8
Income tax benefit	(19.1)	(16.5)	(22.7)
NET INCOME	$748.6	$872.8	$612.5
COMPREHENSIVE INCOME
NET INCOME	$748.6	$872.8	$612.5
OTHER COMPREHENSIVE INCOME
Derivative hedging activity
Reclassification to expenses, net of taxes	5.5	5.5	3.0
Derivative hedging activity, net of tax	5.5	5.5	3.0
Other comprehensive income (loss) from subsidiaries, net	4.0	(0.1)	(2.4)
Total other comprehensive income	9.5	5.4	0.6
COMPREHENSIVE INCOME	$758.1	$878.2	$613.1
The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

EVERGY, INC.
Balance Sheets of Parent Company
	December 31
	2022	2021
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$0.4	$7.5
Accounts receivable from subsidiaries	65.0	72.2
Notes receivable from subsidiaries	31.5	289.5
Income taxes receivable	5.8	14.8
Prepaid expenses and other assets	2.1	2.0
Total Current Assets	104.8	386.0
OTHER ASSETS:
Investment in subsidiaries	11,367.3	10,992.1
Deferred income taxes	18.5	19.0
Other	0.8	1.2
Total Other Assets	11,386.6	11,012.3
TOTAL ASSETS	$11,491.4	$11,398.3
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$287.5
Notes payable and commercial paper	—	358.0
Accounts payable to subsidiaries	19.8	22.3
Accrued interest	12.6	12.4
Other	7.3	8.1
Total Current Liabilities	39.7	688.3
LONG-TERM LIABILITIES:
Long-term debt, net	2,092.0	1,590.1
Other	19.4	14.9
Total Long-Term Liabilities	2,111.4	1,605.0
Commitments and Contingencies (Note 15)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value, 229,546,105 and 229,299,900 shares issued	7,202.9	7,188.7
Retained earnings	2,171.9	1,960.3
Accumulated other comprehensive loss	(34.5)	(44.0)
Total Shareholders' Equity	9,340.3	9,105.0
TOTAL LIABILITIES AND EQUITY	$11,491.4	11,398.3
The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

EVERGY, INC.
Statements of Cash Flows of Parent Company

	2022	2021	2020
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$748.6	$872.8	$612.5
Adjustments to reconcile income to net cash from operating activities:
Non-cash compensation	18.8	15.6	16.0
Net deferred income taxes and credits	(1.0)	—	9.6
Equity in earnings from subsidiaries	(816.1)	(932.9)	(683.4)
Other	7.1	7.0	7.0
Changes in working capital items:
Accounts receivable from subsidiaries	7.2	(18.2)	(30.0)
Income taxes receivable	9.0	(7.5)	0.6
Prepaid expenses and other current assets	—	—	0.8
Accounts payable to subsidiaries	(2.5)	3.9	5.0
Accrued interest	0.2	(1.4)	(0.7)
Other current liabilities	(0.8)	(3.2)	2.9
Cash dividends from subsidiaries	645.0	290.0	355.0
Changes in other assets	0.3	0.1	0.3
Changes in other liabilities	5.5	4.8	(3.7)
Cash Flows from Operating Activities	621.3	231.0	291.9
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Repayment of intercompany note	287.5	347.4	—
Net money pool lending	(29.5)	—	—
Equity contribution	(200.0)	—	—
Cash Flows from Investing Activities	58.0	347.4	—
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short term debt, net	(358.0)	157.1	180.0
Proceeds from term loan facility	500.0	—	—
Retirements of long-term debt	(287.5)	(350.0)	—
Cash dividends paid	(534.8)	(497.9)	(465.0)
Issuance of common stock	—	112.5	—
Other financing activities	(6.1)	(3.6)	(7.5)
Cash Flows used in Financing Activities	(686.4)	(581.9)	(292.5)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(7.1)	(3.5)	(0.6)
CASH AND CASH EQUIVALENTS:
Beginning of period	7.5	11.0	11.6
End of period	$0.4	$7.5	$11.0
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
4. DIVIDENDS
Cash dividends paid to Evergy, Inc. by its subsidiaries were $645.0 million for the year ended December 31, 2022, $290.0 million for the year ended December 31, 2021 and $355.0 million for the year ended December 31, 2020. See Note 18 to the consolidated financial statements for information regarding the dividend restrictions of Evergy, Inc. and its subsidiaries.

Schedule II - Valuation and Qualifying Accounts and Reserves

Evergy, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2022, 2021 and 2020

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2022	(millions)
Allowance for uncollectible accounts	$32.9	$16.1	$11.2	(a)	$28.8	(b)	$31.4
Tax valuation allowance	12.8	0.1	—		0.1	(c)	12.8
Year Ended December 31, 2021
Allowance for uncollectible accounts	$19.3	$28.0	$12.0	(a)	$26.4	(b)	$32.9
Tax valuation allowance	14.4	—	—		1.6	(c)	12.8
Year Ended December 31, 2020
Allowance for uncollectible accounts	$10.5	$24.9	$12.5	(e)	$28.6	(b)	$19.3
Tax valuation allowance	17.5	—	—	(d)	3.1	(c)	14.4
(a) Recoveries.
(b) Uncollectible accounts charged off.
(c) Reversal of tax valuation allowance.

Evergy Kansas Central, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2022, 2021 and 2020

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2022	(millions)
Allowance for uncollectible accounts	$13.0	$13.1	$4.5	(a)	$13.7	(b)	$16.9
Year Ended December 31, 2021
Allowance for uncollectible accounts	$7.5	$12.0	$4.5	(a)	$11.0	(b)	$13.0
Year Ended December 31, 2020
Allowance for uncollectible accounts	$3.8	$11.1	$2.6	(a)	$10.0	(b)	$7.5
(a) Recoveries.
(b) Uncollectible accounts charged off.

Evergy Metro, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2022, 2021 and 2020

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2022	(millions)
Allowance for uncollectible accounts	$13.3	$1.7	$4.5	(a)	$10.2	(b)	$9.3
Year Ended December 31, 2021
Allowance for uncollectible accounts	$8.1	$10.5	$5.3	(a)	$10.6	(b)	$13.3
Year Ended December 31, 2020
Allowance for uncollectible accounts	$4.6	$9.0	$6.9	(a)	$12.4	(b)	$8.1
(a) Recoveries.
(b) Uncollectible accounts charged off.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGY, INC.

Date: February 23, 2023	By: /s/ David Campbell
David Campbell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date
/s/ David Campbell	Director, President and Chief Executive Officer	)	February 23, 2023
David Campbell	(Principal Executive Officer))
)
/s/ Kirkland B. Andrews	Executive Vice President and Chief Financial Officer	)
Kirkland B. Andrews	(Principal Financial Officer))
)
/s/ Steven P. Busser	Vice President and Chief Accounting Officer	)
Steven P. Busser	(Principal Accounting Officer))
)
Mark A. Ruelle*	Chair of the Board of Directors	)
)
Thomas D. Hyde*	Director	)
)
B. Anthony Isaac*	Director	)
)
Paul M. Keglevic*	Director	)
)
Mary L. Landrieu*	Director	)

Sandra A.J. Lawrence*	Director	)
)
Ann D. Murtlow*	Director	)
)
Sandra J. Price*	Director	)
)
James Scarola*	Director	)
)
S. Carl Soderstrom Jr.*	Director	)
)
C. John Wilder*	Director	)
*By    /s/ David Campbell
    David Campbell
    Attorney-in-Fact*

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGY KANSAS CENTRAL, INC.

Date: February 23, 2023	By: /s/ David Campbell
David Campbell
President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date
/s/ David Campbell	Director, President and Chief Executive Officer	)	February 23, 2023
David Campbell	(Principal Executive Officer))
)
/s/ Kirkland B. Andrews	Executive Vice President and Chief Financial Officer	)
Kirkland B. Andrews	(Principal Financial Officer))
)
/s/ Steven P. Busser	Vice President and Chief Accounting Officer	)
Steven P. Busser	(Principal Accounting Officer))
)
Mark A. Ruelle*	Chair of the Board of Directors	)
)
Thomas D. Hyde*	Director	)
)
B. Anthony Isaac*	Director	)
)
Paul M. Keglevic*	Director	)
)
Mary L. Landrieu*	Director	)

Sandra A.J. Lawrence*	Director	)
)
Ann D. Murtlow*	Director	)
)
Sandra J. Price*	Director	)
)
James Scarola*	Director	)
)
S. Carl Soderstrom Jr.*	Director	)
)
C. John Wilder*	Director	)
*By    /s/ David Campbell
    David Campbell
    Attorney-in-Fact*

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGY METRO, INC.

Date: February 23, 2023	By: /s/ David Campbell
David Campbell
President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date
/s/ David Campbell	Director, President and Chief Executive Officer	)	February 23, 2023
David Campbell	(Principal Executive Officer))
)
/s/ Kirkland B. Andrews	Executive Vice President and Chief Financial Officer	)
Kirkland B. Andrews	(Principal Financial Officer))
)
/s/ Steven P. Busser	Vice President and Chief Accounting Officer	)
Steven P. Busser	(Principal Accounting Officer))
)
Mark A. Ruelle*	Chair of the Board of Directors	)
)
Thomas D. Hyde*	Director	)
)
B. Anthony Isaac*	Director	)
)
Paul M. Keglevic*	Director	)
)
Mary L. Landrieu*	Director	)

Sandra A.J. Lawrence*	Director	)
)
Ann D. Murtlow*	Director	)
)
Sandra J. Price*	Director	)
)
James Scarola*	Director	)
)
S. Carl Soderstrom Jr.*	Director	)
)
C. John Wilder*	Director	)
*By    /s/ David Campbell
    David Campbell
    Attorney-in-Fact*