Form 10-Q
period 2023-03-31
Evergy, Inc.; EVERGY METRO, INC.; EVERGY KANSAS CENTRAL, INC.
filed 2023-05-05
CIK 1711269, 54476, 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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

On April 28, 2023, Evergy, Inc. had 229,680,947 shares of common stock outstanding.  On April 28, 2023, Evergy Metro, Inc. and Evergy Kansas Central, Inc. each had one share of common stock outstanding and held by Evergy, Inc.

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
This report should be read in its entirety.  No one section of the report deals with all aspects of the subject matter.  It should be read in conjunction with the consolidated financial statements and related notes and with the management's discussion and analysis of financial condition and results of operations included in the annual report on Form 10-K for the fiscal year ended December 31, 2022 for each of Evergy, Evergy Kansas Central and Evergy Metro (2022 Form 10-K).

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
In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Evergy Companies are providing a number of risks, uncertainties and other factors that could cause actual results to differ from the forward-looking information. These risks, uncertainties and other factors include, but are not limited to: economic and weather conditions and any impact on sales, prices and costs; changes in business strategy or operations; the impact of federal, state and local political, legislative, judicial and regulatory actions or developments, including deregulation, re-regulation, securitization and restructuring of the electric utility industry; decisions of regulators regarding, among other things, customer rates and the prudency of operational decisions such as capital expenditures and asset retirements; changes in applicable laws, regulations, rules, principles or practices, or the interpretations thereof, governing tax, accounting and environmental matters, including air and water quality and waste management and disposal; the impact of climate change, including increased frequency and severity of significant weather events and the extent to which counterparties are willing to do business with, finance the operations of or purchase energy from the Evergy Companies due to the fact that the Evergy Companies operate coal-fired generation; prices and availability of electricity and natural gas in wholesale markets; market perception of the energy industry and the Evergy Companies; the impact of future Coronavirus (COVID-19) variants on, among other things, sales, results of operations, financial condition, liquidity and cash flows, and also on operational issues, such as supply chain issues and the availability and ability of the Evergy Companies' employees and suppliers to perform the functions that are necessary to operate the Evergy Companies; changes in the energy trading markets in which the Evergy Companies participate, including retroactive repricing of transactions by regional transmission organizations (RTO) and independent system operators; financial market conditions and performance, current disruptions in the banking industry, including changes in interest rates and credit spreads and in availability and cost of capital and the effects on derivatives and hedges, nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; the transition to a replacement for the London Interbank Offered Rate (LIBOR) benchmark interest rate; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of physical and cybersecurity breaches, criminal activity, terrorist attacks, acts of war and other disruptions to the Evergy Companies' facilities or information technology infrastructure or the facilities and infrastructure of third-party service providers on which the Evergy Companies rely; impact of the Russian, Ukrainian conflict on the global energy market, ability to carry out marketing and sales plans; cost, availability, quality and timely provision of equipment, supplies, labor and fuel; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; delays and cost increases of generation, transmission, distribution or other projects; the Evergy Companies' ability to manage their transmission and distribution development plans and transmission joint ventures; the inherent risks associated with the ownership and operation of a nuclear facility, including environmental, health, safety, regulatory and financial risks; workforce risks, including those related to the Evergy Companies' ability to attract and retain qualified personnel, maintain satisfactory relationships with their labor unions and manage costs of, or changes in, wages, retirement, health care and other benefits; disruption, costs and uncertainties caused by or related to the actions of individuals or entities, such as activist shareholders or special interest groups, that seek to influence Evergy's strategic plan, financial results or operations; the impact of changing expectations and demands of the Evergy Companies' customers, regulators, investors and stakeholders, including heightened emphasis on environmental, social and governance concerns; the possibility that strategic initiatives, including mergers, acquisitions and divestitures, and long-term financial plans, may not create the value that they are expected to achieve in a timely manner or at all; difficulties in maintaining relationships with customers, employees, regulators or suppliers; and other risks and uncertainties.

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

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

ACE	Affordable Clean Energy
AEP	American Electric Power Company, Inc.
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income
AROs	Asset retirement obligations
BSER	Best system of emission reduction
CAA	Clean Air Act
CCN	Certificate of Convenience and Necessity
CCRs	Coal combustion residuals
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution
ELG	Effluent limitations guidelines
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERSP	Earnings Review and Sharing Plan
Evergy	Evergy, Inc. and its consolidated subsidiaries
Evergy Board	Evergy Board of Directors
Evergy Companies	Evergy, Evergy Kansas Central, and Evergy Metro, collectively, which are individual registrants within the Evergy consolidated group
Evergy Kansas Central	Evergy Kansas Central, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Kansas South	Evergy Kansas South, Inc., a wholly-owned subsidiary of Evergy Kansas Central
Evergy Metro	Evergy Metro, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Missouri West	Evergy Missouri West, Inc., a wholly-owned subsidiary of Evergy
Evergy Transmission Company	Evergy Transmission Company, LLC
Exchange Act	The Securities Exchange Act of 1934, as amended
February 2021 winter weather event	Significant winter weather event in February 2021 that resulted in extremely cold temperatures over a multi-day period across much of the central and southern United States
FERC	Federal Energy Regulatory Commission
FMBs	First Mortgage Bonds
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
Great Plains Energy	Great Plains Energy Incorporated
JEC	Jeffrey Energy Center
KCC	State Corporation Commission of the State of Kansas
KDHE	Kansas Department of Health & Environment
kV	Kilovolt

Abbreviation or Acronym	Definition
MDNR	Missouri Department of Natural Resources
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
OCI	Other comprehensive income
OPC	Office of the Public Counsel
Prairie Wind	Prairie Wind Transmission, LLC, 50% owned by Evergy Kansas Central
RSU	Restricted share unit
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SIP	State implementation plan
SPP	Southwest Power Pool, Inc.
TCR	Transmission congestion right
TDC	Transmission delivery charge
Term Loan Facility	Term Loan Credit Agreement
TFR	Transmission formula rate
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by Evergy Transmission Company
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2023	2022
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$28.4	$25.2
Receivables, net of allowance for credit losses of $22.9 and $31.4, respectively	207.3	315.3
Accounts receivable pledged as collateral	365.0	359.0
Fuel inventory and supplies	724.1	672.9
Income taxes receivable	—	9.3
Regulatory assets	385.5	368.0
Prepaid expenses	41.0	47.8
Other assets	47.0	44.5
Total Current Assets	1,798.3	1,842.0
PROPERTY, PLANT AND EQUIPMENT, NET	22,329.0	22,136.5
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	138.9	140.7
OTHER ASSETS:
Regulatory assets	1,840.0	1,846.3
Nuclear decommissioning trust fund	689.5	653.3
Goodwill	2,336.6	2,336.6
Other	553.6	534.5
Total Other Assets	5,419.7	5,370.7
TOTAL ASSETS	$29,685.9	$29,489.9
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2023	2022
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$139.4	$439.1
Notes payable and commercial paper	1,748.8	1,332.3
Collateralized note payable	365.0	359.0
Accounts payable	366.4	600.8
Accrued taxes	261.5	163.0
Accrued interest	122.1	124.3
Regulatory liabilities	193.9	155.4
Asset retirement obligations	39.7	40.4
Accrued compensation and benefits	52.7	81.1
Other	176.9	198.4
Total Current Liabilities	3,466.4	3,493.8
LONG-TERM LIABILITIES:
Long-term debt, net	10,097.2	9,905.7
Deferred income taxes	2,027.6	1,996.6
Unamortized investment tax credits	172.8	174.6
Regulatory liabilities	2,523.7	2,566.8
Pension and post-retirement liability	481.1	458.4
Asset retirement obligations	1,124.1	1,112.8
Other	291.3	287.9
Total Long-Term Liabilities	16,717.8	16,502.8
Commitments and Contingencies (Note 10)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value 229,676,699 and 229,546,105 shares issued, stated value	7,222.2	7,219.7
Retained earnings	2,300.0	2,298.5
Accumulated other comprehensive loss	(33.2)	(34.5)
Total Evergy, Inc. Shareholders' Equity	9,489.0	9,483.7
Noncontrolling Interests	12.7	9.6
Total Equity	9,501.7	9,493.3
TOTAL LIABILITIES AND EQUITY	$29,685.9	$29,489.9
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended March 31	2023	2022
	(millions, except per share amounts)
OPERATING REVENUES	$1,296.8	$1,223.9
OPERATING EXPENSES:
Fuel and purchased power	354.2	309.0
SPP network transmission costs	81.2	78.7
Operating and maintenance	216.3	252.2
Depreciation and amortization	263.4	229.0
Taxes other than income tax	102.4	101.9
Total Operating Expenses	1,017.5	970.8
INCOME FROM OPERATIONS	279.3	253.1
OTHER INCOME (EXPENSE):
Investment earnings (loss)	9.1	(9.6)
Other income	12.2	8.2
Other expense	(21.3)	(24.9)
Total Other Expense, Net	—	(26.3)
Interest expense	123.1	91.8
INCOME BEFORE INCOME TAXES	156.2	135.0
Income tax expense	12.4	11.5
Equity in earnings of equity method investees, net of income taxes	1.9	2.1
NET INCOME	145.7	125.6
Less: Net income attributable to noncontrolling interests	3.1	3.1
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$142.6	$122.5
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO EVERGY, INC. (see Note 1)
Basic earnings per common share	$0.62	$0.53
Diluted earnings per common share	$0.62	$0.53
AVERAGE COMMON SHARES OUTSTANDING
Basic	230.0	229.8
Diluted	230.3	230.2
COMPREHENSIVE INCOME
NET INCOME	$145.7	$125.6
Derivative hedging activity
Reclassification to expenses, net of tax	1.3	1.4
Derivative hedging activity, net of tax	1.3	1.4
Total other comprehensive income	1.3	1.4
COMPREHENSIVE INCOME	147.0	127.0
Less: Comprehensive income attributable to noncontrolling interest	3.1	3.1
COMPREHENSIVE INCOME ATTRIBUTABLE TO EVERGY, INC.	$143.9	$123.9
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2023	2022
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$145.7	$125.6
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	263.4	229.0
Amortization of nuclear fuel	15.1	15.8
Amortization of deferred refueling outage	4.6	6.3
Amortization of corporate-owned life insurance	7.0	6.7
Non-cash compensation	4.8	4.5
Net deferred income taxes and credits	2.7	0.4
Allowance for equity funds used during construction	(2.7)	(7.4)
Payments for asset retirement obligations	(2.6)	(1.3)
Equity in earnings of equity method investees, net of income taxes	(1.9)	(2.1)
Income from corporate-owned life insurance	(8.6)	(0.7)
Other	0.3	0.3
Changes in working capital items:
Accounts receivable	93.5	29.8
Accounts receivable pledged as collateral	(6.0)	(19.0)
Fuel inventory and supplies	(51.0)	(45.8)
Prepaid expenses and other current assets	0.3	(48.0)
Accounts payable	(197.8)	(157.2)
Accrued taxes	107.8	108.7
Other current liabilities	(3.2)	(13.7)
Changes in other assets	0.4	13.9
Changes in other liabilities	(8.9)	19.3
Cash Flows from Operating Activities	362.9	265.1
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(527.7)	(524.7)
Purchase of securities - trusts	(11.0)	(12.6)
Sale of securities - trusts	7.6	8.7
Investment in corporate-owned life insurance	(3.8)	(2.9)
Proceeds from investment in corporate-owned life insurance	42.1	1.1
Other investing activities	(4.1)	(0.9)
Cash Flows used in Investing Activities	(496.9)	(531.3)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	214.2	(267.1)
Proceeds from Term Loan Facility	—	500.0
Collateralized short-term borrowings, net	6.0	19.0
Proceeds from long-term debt	393.7	247.4
Retirements of long-term debt	(300.0)	(100.0)
Borrowings against cash surrender value of corporate-owned life insurance	0.6	0.6
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(32.5)	—
Cash dividends paid	(140.7)	(131.3)
Other financing activities	(4.1)	(6.4)
Cash Flows from Financing Activities	137.2	262.2
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3.2	(4.0)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	25.2	26.2
End of period	$28.4	$22.2
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	AOCI	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2021	229,299,900	$7,205.5	$2,082.9	$(44.0)	$(2.7)	$9,241.7
Net income	—	—	122.5	—	3.1	125.6
Issuance of stock compensation and reinvested dividends, net of tax withholding	176,658	(4.0)	—	—	—	(4.0)
Dividends declared on common stock ($0.5725 per share)	—	—	(131.3)	—	—	(131.3)
Dividend equivalents declared	—	—	(0.8)	—	—	(0.8)
Stock compensation expense	—	4.3	—	—	—	4.3
Unearned compensation
Compensation expense recognized	—	0.2	—	—	—	0.2
Derivative hedging activity, net of tax	—	—	—	1.4	—	1.4
Other	—	0.4	—	—	—	0.4
Balance as of March 31, 2022	229,476,558	$7,206.4	$2,073.3	$(42.6)	$0.4	$9,237.5

Balance as of December 31, 2022	229,546,105	$7,219.7	$2,298.5	$(34.5)	$9.6	$9,493.3
Net income	—	—	142.6	—	3.1	145.7
Issuance of stock compensation and reinvested dividends, net of tax withholding	130,594	(2.4)	—	—	—	(2.4)
Dividends declared on common stock ($0.6125 per share)	—	—	(140.7)	—	—	(140.7)
Dividend equivalents declared	—	—	(0.4)	—	—	(0.4)
Stock compensation expense	—	4.7	—	—	—	4.7
Unearned compensation
Compensation expense recognized	—	0.1	—	—	—	0.1
Derivative hedging activity, net of tax	—	—	—	1.3	—	1.3
Other	—	0.1	—	—	—	0.1
Balance as of March 31, 2023	229,676,699	$7,222.2	$2,300.0	$(33.2)	$12.7	$9,501.7
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2023	2022
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$9.4	$8.7
Receivables, net of allowance for credit losses of $12.1 and $16.9, respectively	153.3	249.4
Related party receivables	6.5	7.9
Accounts receivable pledged as collateral	185.0	185.0
Fuel inventory and supplies	369.8	349.5
Regulatory assets	135.3	121.9
Prepaid expenses	17.9	18.7
Other assets	31.5	28.8
Total Current Assets	908.7	969.9
PROPERTY, PLANT AND EQUIPMENT, NET	11,181.3	11,080.8
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	138.9	140.7
OTHER ASSETS:
Regulatory assets	589.3	590.0
Nuclear decommissioning trust fund	335.1	318.8
Other	281.0	268.1
Total Other Assets	1,205.4	1,176.9
TOTAL ASSETS	$13,434.3	$13,368.3
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2023	2022
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$50.0	$50.0
Notes payable and commercial paper	323.0	772.1
Collateralized note payable	185.0	185.0
Accounts payable	177.9	247.3
Related party payables	35.3	28.9
Accrued taxes	196.6	125.5
Accrued interest	79.0	72.6
Regulatory liabilities	99.7	72.1
Asset retirement obligations	20.7	21.3
Accrued compensation and benefits	27.9	39.4
Other	102.6	135.0
Total Current Liabilities	1,297.7	1,749.2
LONG-TERM LIABILITIES:
Long-term debt, net	4,281.4	3,886.9
Deferred income taxes	841.6	844.5
Unamortized investment tax credits	56.3	57.3
Regulatory liabilities	1,376.0	1,368.9
Pension and post-retirement liability	246.5	244.7
Asset retirement obligations	550.0	543.8
Other	171.0	165.6
Total Long-Term Liabilities	7,522.8	7,111.7
Commitments and Contingencies (Note 10)
EQUITY:
Evergy Kansas Central, Inc. Shareholder's Equity:
Common stock - 1,000 shares authorized, $0.01 par value, 1 share issued	2,737.6	2,737.6
Retained earnings	1,863.5	1,760.2
Total Evergy Kansas Central, Inc. Shareholder's Equity	4,601.1	4,497.8
Noncontrolling Interests	12.7	9.6
Total Equity	4,613.8	4,507.4
TOTAL LIABILITIES AND EQUITY	$13,434.3	$13,368.3
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Income
(Unaudited)

Three Months Ended March 31	2023	2022
	(millions)
OPERATING REVENUES	$678.6	$613.9
OPERATING EXPENSES:
Fuel and purchased power	144.4	108.1
SPP network transmission costs	81.2	78.7
Operating and maintenance	107.6	125.7
Depreciation and amortization	124.1	119.7
Taxes other than income tax	55.7	54.5
Total Operating Expenses	513.0	486.7
INCOME FROM OPERATIONS	165.6	127.2
OTHER INCOME (EXPENSE):
Investment earnings (loss)	1.3	(1.5)
Other income	9.2	3.1
Other expense	(9.9)	(10.2)
Total Other Income (Expense), Net	0.6	(8.6)
Interest expense	52.4	40.9
INCOME BEFORE INCOME TAXES	113.8	77.7
Income tax expense	8.4	3.6
Equity in earnings of equity method investees, net of income taxes	1.0	1.0
NET INCOME	106.4	75.1
Less: Net income attributable to noncontrolling interests	3.1	3.1
NET INCOME ATTRIBUTABLE TO EVERGY KANSAS CENTRAL, INC.	$103.3	$72.0
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2023	2022
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$106.4	$75.1
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	124.1	119.7
Amortization of nuclear fuel	7.5	7.9
Amortization of deferred refueling outage	2.3	3.1
Amortization of corporate-owned life insurance	7.0	6.7
Net deferred income taxes and credits	(11.6)	(4.5)
Allowance for equity funds used during construction	(0.5)	(2.7)
Payments for asset retirement obligations	(2.0)	(0.6)
Equity in earnings of equity method investees, net of income taxes	(1.0)	(1.0)
Income from corporate-owned life insurance	(8.6)	(0.7)
Other	(1.4)	(1.4)
Changes in working capital items:
Accounts receivable	83.0	28.5
Accounts receivable pledged as collateral	—	(12.0)
Fuel inventory and supplies	(20.1)	(30.1)
Prepaid expenses and other current assets	(2.1)	(44.8)
Accounts payable	(42.1)	(25.9)
Accrued taxes	71.1	59.9
Other current liabilities	0.2	0.1
Changes in other assets	0.3	(4.4)
Changes in other liabilities	5.0	10.0
Cash Flows from Operating Activities	317.5	182.9
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(267.2)	(223.7)
Purchase of securities - trusts	(2.9)	(3.1)
Sale of securities - trusts	1.9	1.6
Investment in corporate-owned life insurance	(3.8)	(2.9)
Proceeds from investment in corporate-owned life insurance	42.1	1.1
Other investing activities	1.0	4.2
Cash Flows used in Investing Activities	(228.9)	(222.8)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(449.1)	55.3
Collateralized short-term debt, net	—	12.0
Proceeds from long-term debt	393.7	—
Borrowings against cash surrender value of corporate-owned life insurance	0.6	0.6
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(32.5)	—
Cash dividends paid	—	(25.0)
Other financing activities	(0.6)	(1.2)
Cash Flows from (used in) Financing Activities	(87.9)	41.7
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	0.7	1.8
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	8.7	3.1
End of period	$9.4	$4.9
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy Kansas Central, Inc. Shareholder
	Common stock shares	Common stock	Retained earnings	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2021	1	$2,737.6	$1,806.6	$(2.7)	$4,541.5
Net income	—	—	72.0	3.1	75.1
Dividends declared on common stock	—	—	(25.0)	—	(25.0)
Balance as of March 31, 2022	1	$2,737.6	$1,853.6	$0.4	$4,591.6

Balance as of December 31, 2022	1	$2,737.6	$1,760.2	$9.6	$4,507.4
Net income	—	—	103.3	3.1	106.4
Balance as of March 31, 2023	1	$2,737.6	$1,863.5	$12.7	$4,613.8
The disclosures regarding Evergy Kansas Central included in the accompanying Unaudited Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2023	2022
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$3.8	$3.1
Receivables, net of allowance for credit losses of $7.0 and $9.3, respectively	30.2	37.8
Related party receivables	124.4	170.4
Accounts receivable pledged as collateral	130.0	124.0
Fuel inventory and supplies	258.1	240.6
Income taxes receivable	3.7	0.2
Regulatory assets	70.8	42.3
Prepaid expenses	17.5	22.4
Other assets	11.7	11.0
Total Current Assets	650.2	651.8
PROPERTY, PLANT AND EQUIPMENT, NET	7,897.8	7,844.2
OTHER ASSETS:
Regulatory assets	337.6	331.5
Nuclear decommissioning trust fund	354.4	334.5
Other	84.4	87.2
Total Other Assets	776.4	753.2
TOTAL ASSETS	$9,324.4	$9,249.2
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2023	2022
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$79.5	$379.5
Notes payable and commercial paper	173.3	111.0
Collateralized note payable	130.0	124.0
Accounts payable	159.0	252.3
Related party payables	0.5	0.9
Accrued taxes	74.1	40.5
Accrued interest	27.5	27.9
Regulatory liabilities	64.6	55.3
Asset retirement obligations	16.9	17.1
Accrued compensation and benefits	24.9	41.7
Other	60.3	49.2
Total Current Liabilities	810.6	1,099.4
LONG-TERM LIABILITIES:
Long-term debt, net	2,845.4	2,547.1
Deferred income taxes	743.9	720.9
Unamortized investment tax credits	114.0	114.7
Regulatory liabilities	845.9	872.8
Pension and post-retirement liability	217.2	196.6
Asset retirement obligations	431.7	427.1
Other	82.7	84.3
Total Long-Term Liabilities	5,280.8	4,963.5
Commitments and Contingencies (Note 10)
EQUITY:
Common stock - 1,000 shares authorized, without par value, 1 share issued, stated value	1,563.1	1,563.1
Retained earnings	1,666.0	1,619.2
Accumulated other comprehensive income	3.9	4.0
Total Equity	3,233.0	3,186.3
TOTAL LIABILITIES AND EQUITY	$9,324.4	$9,249.2
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended March 31	2023	2022
	(millions)
OPERATING REVENUES	$406.4	$422.5
OPERATING EXPENSES:
Fuel and purchased power	115.4	132.5
Operating and maintenance	65.3	78.1
Depreciation and amortization	102.4	82.9
Taxes other than income tax	33.5	33.4
Total Operating Expenses	316.6	326.9
INCOME FROM OPERATIONS	89.8	95.6
OTHER INCOME (EXPENSE):
Investment earnings	0.7	0.1
Other income	2.8	4.1
Other expense	(9.0)	(10.5)
Total Other Expense, Net	(5.5)	(6.3)
Interest expense	30.6	27.0
INCOME BEFORE INCOME TAXES	53.7	62.3
Income tax expense	6.9	7.7
NET INCOME	$46.8	$54.6
COMPREHENSIVE INCOME
NET INCOME	$46.8	$54.6
OTHER COMPREHENSIVE INCOME:
Derivative hedging activity
Reclassification to expenses, net of tax	(0.1)	—
Derivative hedging activity, net of tax	(0.1)	—
Total other comprehensive loss	(0.1)	—
COMPREHENSIVE INCOME	$46.7	$54.6
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2023	2022
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$46.8	$54.6
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	102.4	82.9
Amortization of nuclear fuel	7.6	7.9
Amortization of deferred refueling outage	2.3	3.1
Net deferred income taxes and credits	10.4	(1.8)
Allowance for equity funds used during construction	(2.3)	(3.9)
Payments for asset retirement obligations	(0.5)	(0.4)
Other	(0.1)	(0.1)
Changes in working capital items:
Accounts receivable	22.8	13.0
Accounts receivable pledged as collateral	(6.0)	(7.0)
Fuel inventory and supplies	(17.5)	(9.7)
Prepaid expenses and other current assets	(25.4)	(1.2)
Accounts payable	(78.3)	(80.9)
Accrued taxes	30.1	41.6
Other current liabilities	0.7	(9.0)
Changes in other assets	7.8	16.3
Changes in other liabilities	(7.1)	5.4
Cash Flows from Operating Activities	93.7	110.8
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(189.0)	(172.4)
Purchase of securities - trusts	(8.2)	(9.6)
Sale of securities - trusts	5.7	7.1
Net money pool lending	31.0	57.0
Other investing activities	1.6	1.7
Cash Flows used in Investing Activities	(158.9)	(116.2)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	360.0	—
Collateralized short-term debt, net	6.0	7.0
Retirements of long-term debt	(300.0)	—
Other financing activities	(0.1)	(0.1)
Cash Flows from Financing Activities	65.9	6.9
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	0.7	1.5
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	3.1	2.1
End of period	$3.8	$3.6
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC
Consolidated Statements of Changes in Equity
(Unaudited)

	Common stock shares	Common Stock	Retained earnings	AOCI - Net gains (losses) on cash flow hedges	Total equity
	(millions, except share amounts)
Balance as of December 31, 2021	1	$1,563.1	$1,453.8	$4.3	$3,021.2
Net income	—	—	54.6	—	54.6
Balance as of March 31, 2022	1	$1,563.1	$1,508.4	$4.3	$3,075.8

Balance as of December 31, 2022	1	$1,563.1	$1,619.2	$4.0	$3,186.3
Net income	—	—	46.8	—	46.8
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2023	1	$1,563.1	$1,666.0	$3.9	$3,233.0
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
Basis of Presentation
These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements in the Evergy Companies' combined 2022 Form 10-K.

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

	March 31 2023	December 31 2022
Evergy	(millions)
Fuel inventory	$224.3	$180.7
Supplies	499.8	492.2
Fuel inventory and supplies	$724.1	$672.9
Evergy Kansas Central
Fuel inventory	$111.1	$97.2
Supplies	258.7	252.3
Fuel inventory and supplies	$369.8	$349.5
Evergy Metro
Fuel inventory	$78.9	$59.0
Supplies	179.2	181.6
Fuel inventory and supplies	$258.1	$240.6

Property, Plant and Equipment
The following tables summarize the property, plant and equipment of Evergy, Evergy Kansas Central and Evergy Metro.

March 31, 2023	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$32,372.1	$15,472.7	$12,456.5
Electric plant acquisition adjustment	724.3	724.3	—
Accumulated depreciation	(12,389.3)	(5,901.6)	(5,157.6)
Plant in service, net	20,707.1	10,295.4	7,298.9
Construction work in progress	1,458.3	804.3	516.9
Nuclear fuel, net	162.8	80.8	82.0
Plant to be retired, net(a)	0.8	0.8	—
Property, plant and equipment, net	$22,329.0	$11,181.3	$7,897.8

December 31, 2022	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$32,129.3	$15,376.9	$12,343.3
Electric plant acquisition adjustment	724.3	724.3	—
Accumulated depreciation	(12,304.9)	(5,922.9)	(5,065.3)
Plant in service, net	20,548.7	10,178.3	7,278.0
Construction work in progress	1,421.2	819.5	482.6
Nuclear fuel, net	165.8	82.2	83.6
Plant to be retired, net(a)	0.8	0.8	—
Property, plant and equipment, net	$22,136.5	$11,080.8	$7,844.2
(a) As of March 31, 2023 and December 31, 2022, represents the planned retirement of Evergy Kansas Central analog meters prior to the end of their remaining useful lives.
Other Income (Expense), Net
For the three months ended March 31, 2022, Evergy's investment earnings (loss) included a pre-tax loss of $14.2 million related to Evergy's equity investment in an early-stage energy solutions company.
The table below shows the detail of other expense for each of the Evergy Companies.

Three Months Ended March 31	2023	2022
Evergy	(millions)
Non-service cost component of net benefit cost	$(14.8)	$(18.4)
Other	(6.5)	(6.5)
Other expense	$(21.3)	$(24.9)
Evergy Kansas Central
Non-service cost component of net benefit cost	$(4.0)	$(4.6)
Other	(5.9)	(5.6)
Other expense	$(9.9)	$(10.2)
Evergy Metro
Non-service cost component of net benefit cost	$(8.7)	$(10.0)
Other	(0.3)	(0.5)
Other expense	$(9.0)	$(10.5)

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

The following table reconciles Evergy's basic and diluted EPS.

Three Months Ended March 31	2023	2022
Income	(millions, except per share amounts)
Net income	$145.7	$125.6
Less: net income attributable to noncontrolling interests	3.1	3.1
Net income attributable to Evergy, Inc.	$142.6	$122.5
Common Shares Outstanding
Weighted average number of common shares outstanding - basic	230.0	229.8
Add: effect of dilutive securities	0.3	0.4
Diluted average number of common shares outstanding	230.3	230.2
Basic and Diluted EPS	$0.62	$0.53
Anti-dilutive securities excluded from the computation of diluted EPS for the three months ended March 31, 2023 and 2022 were 3,950,000 common shares issuable pursuant to a warrant.
Dividends Declared
In May 2023, Evergy's Board of Directors (Evergy Board) declared a quarterly dividend of $0.6125 per share on Evergy's common stock. The common dividend is payable on June 20, 2023, to shareholders of record as of May 19, 2023.
In May 2023, Evergy Metro's Board of Directors declared a cash dividend to Evergy of up to $150.0 million, payable on June 16, 2023, or such other date as determined necessary, proper, or advisable.
Supplemental Cash Flow Information

Evergy
Three Months Ended March 31	2023	2022
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$133.0	$76.7
Income taxes, net of refunds	(0.5)	(0.1)
Right-of-use assets obtained in exchange for new operating lease liabilities	6.2	1.6
Right-of-use assets obtained in exchange for new finance lease liabilities	—	2.4
Non-cash investing transactions:
Property, plant and equipment additions	112.1	122.6
Non-cash financing transactions:
Issuance of stock for compensation and reinvested dividends	—	0.2

Evergy Kansas Central
Three Months Ended March 31	2023	2022
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$56.3	$32.1
Income taxes, net of refunds	(0.2)	—
Right-of-use assets obtained in exchange for new operating lease liabilities	2.7	1.6
Right-of-use assets obtained in exchange for new finance lease liabilities	—	2.4
Non-cash investing transactions:
Property, plant and equipment additions	54.8	42.0

Evergy Metro
Three Months Ended March 31	2023	2022
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$31.1	$15.6
Right-of-use assets obtained in exchange for new operating lease liabilities	3.5	—
Non-cash investing transactions:
Property, plant and equipment additions	41.0	38.5
Renewable Generation Investment
In August 2022, Evergy Missouri West entered into an agreement with a renewable energy development company to purchase for approximately $250 million an operational wind farm located in the state of Oklahoma with a generating capacity of approximately 199 MW. Pursuant to the agreement, Evergy Missouri West is permitted to assign its right to purchase the wind farm to another entity, including to other Evergy affiliated companies.

Evergy Missouri West's purchase is subject to regulatory approvals and closing conditions, including the granting of a Certificate of Convenience and Necessity (CCN) by the Public Service Commission of the State of Missouri (MPSC). In April 2023, the MPSC issued a final order granting the CCN pursuant to certain conditions related to the sharing of operational costs between ratepayers and shareholders.

Evergy Missouri West is currently evaluating the assignment of its right to purchase the wind farm to Evergy Kansas Central, which has included the purchase of the wind farm in its rate case application to the State Corporation Commission of the State of Kansas (KCC) which was filed in April 2023. See Note 4 for additional information on Evergy Kansas Central's rate case proceeding. The purchase of the wind farm is expected to close in the second quarter of 2023.

2. REVENUE
Evergy's, Evergy Kansas Central's and Evergy Metro's revenues disaggregated by customer class are summarized in the following tables.

Evergy
Three Months Ended March 31	2023	2022
Revenues	(millions)
Residential	$458.6	$451.8
Commercial	430.0	403.1
Industrial	159.1	150.3
Other retail	11.3	9.0
Total electric retail	$1,059.0	$1,014.2
Wholesale	70.4	51.9
Transmission	105.8	98.0
Industrial steam and other	11.7	3.3
Total revenue from contracts with customers	1,246.9	1,167.4
Other	49.9	56.5
Operating revenues	$1,296.8	$1,223.9

Evergy Kansas Central
Three Months Ended March 31	2023	2022
Revenues	(millions)
Residential	$192.1	$196.1
Commercial	178.1	165.2
Industrial	108.5	100.8
Other retail	4.3	4.1
Total electric retail	$483.0	$466.2
Wholesale	67.6	50.1
Transmission	100.6	87.5
Other	1.7	0.6
Total revenue from contracts with customers	$652.9	$604.4
Other	25.7	9.5
Operating revenues	$678.6	$613.9

Evergy Metro
Three Months Ended March 31	2023	2022
Revenues	(millions)
Residential	$158.0	$159.9
Commercial	175.9	173.6
Industrial	28.4	28.8
Other retail	2.7	2.6
Total electric retail	$365.0	$364.9
Wholesale	11.4	7.7
Transmission	3.8	5.4
Other	2.4	(1.8)
Total revenue from contracts with customers	$382.6	$376.2
Other	23.8	46.3
Operating revenues	$406.4	$422.5
3. RECEIVABLES
The Evergy Companies' receivables are detailed in the following table.

	March 31	December 31
	2023	2022
Evergy	(millions)
Customer accounts receivable - billed	$4.7	$8.9
Customer accounts receivable - unbilled	82.1	136.9
Other receivables	143.4	200.9
Allowance for credit losses	(22.9)	(31.4)
Total	$207.3	$315.3
Evergy Kansas Central
Customer accounts receivable - billed	$—	$—
Customer accounts receivable - unbilled	40.1	71.4
Other receivables	125.3	194.9
Allowance for credit losses	(12.1)	(16.9)
Total	$153.3	$249.4
Evergy Metro
Customer accounts receivable - billed	$—	$—
Customer accounts receivable - unbilled	6.8	25.5
Other receivables	30.4	21.6
Allowance for credit losses	(7.0)	(9.3)
Total	$30.2	$37.8

The Evergy Companies' other receivables at March 31, 2023 and December 31, 2022, consisted primarily of receivables from partners in jointly-owned electric utility plants, wholesale sales receivables and receivables related to alternative revenue programs. The Evergy Companies' other receivables also included receivables from contracts with customers as summarized in the following table.

	March 31	December 31
	2023	2022
	(millions)
Evergy	$48.3	$113.0
Evergy Kansas Central	44.3	110.8
Evergy Metro	2.7	1.3
The change in the Evergy Companies' allowance for credit losses is summarized in the following table.

	2023	2022
Evergy	(millions)
Beginning balance January 1	$31.4	$32.9
Credit loss expense (income)	(3.3)	(4.1)
Write-offs	(8.3)	(7.9)
Recoveries of prior write-offs	3.1	3.5
Ending balance March 31	$22.9	$24.4
Evergy Kansas Central
Beginning balance January 1	$16.9	$13.0
Credit loss expense (income)	(1.8)	(0.6)
Write-offs	(4.3)	(3.6)
Recoveries of prior write-offs	1.3	1.3
Ending balance March 31	$12.1	$10.1
Evergy Metro
Beginning balance January 1	$9.3	$13.3
Credit loss expense (income)	(0.8)	(2.4)
Write-offs	(2.7)	(2.9)
Recoveries of prior write-offs	1.2	1.5
Ending balance March 31	$7.0	$9.5
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

	March 31	December 31
	2023	2022
	(millions)
Evergy	$365.0	$359.0
Evergy Kansas Central	185.0	185.0
Evergy Metro	130.0	124.0
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
4. RATE MATTERS AND REGULATION
KCC Proceedings
Evergy Kansas Central's and Evergy Metro's 2023 Rate Case Proceeding
In April 2023, Evergy Kansas Central and Evergy Metro filed applications with the Kansas Corporation Commission (KCC) to request increases to their retail revenues of approximately $204 million and $14 million, respectively. Evergy Kansas Central's request reflects a return on equity of 10.25% (with a capital structure composed of 52% equity) and increases related to the recovery of infrastructure investments made to improve reliability and enhance customer service, the inclusion of Evergy Kansas Central's non-regulated 8% of Jeffrey Energy Center (JEC) in rate base and the management of the previously established end to a corporate-owned life insurance program. Evergy Kansas Central is also requesting, upon the closing of the transaction, the inclusion of the cost of an approximately $250 million operational wind farm located in the state of Oklahoma with a generating capacity of approximately 199 MW. The cost of this wind farm is not included in Evergy Kansas Central's approximately $204 million increase to retail revenue requested in the case but if approved by the KCC, the cost of this wind farm would result in an additional $24.4 million increase to Evergy Kansas Central's retail revenues. Evergy Metro's request reflects a return on equity of 10.25% (with a capital structure composed of 52% equity) and increases related to recovery of infrastructure investments made to improve reliability and enhance customer service. Requests for increases in retail revenues in both proceedings are partially offset by significant customer savings and cost reductions. New rates are expected to be effective in December 2023.
Evergy Kansas Central 2023 Transmission Delivery Charge (TDC)
In April 2023, the KCC issued an order adjusting Evergy Kansas Central's retail prices to include updated transmission costs as reflected in the Federal Energy Regulatory Commission (FERC) transmission formula rate (TFR). The new prices are effective in May 2023 and include the adjustments to the 2023 TFR described under "Evergy Kansas Central TFR Formal Challenge" within this Note 4. The new prices are expected to decrease Evergy Kansas Central's annual retail revenues by $22.3 million when compared to 2022.
Evergy Metro 2023 TDC
In April 2023, the KCC issued an order adjusting Evergy Metro's retail prices to include updated transmission costs as reflected in the FERC TFR. The new prices are effective in May 2023 and are expected to increase Evergy Metro's annual retail revenues by $4.0 million when compared to 2022.
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
Evergy Kansas Central estimates its 2022 annual earnings did not result in a refund obligation. As of December 31, 2022, Evergy Metro estimated that its 2022 annual earnings resulted in a $16.7 million refund obligation, which was recorded in the fourth quarter of 2022. Evergy Kansas Central and Evergy Metro filed their 2022 ERSP calculations with the KCC in March 2023. As part of these filings, Evergy Metro filed for a lower refund obligation for 2022 of approximately $6 million (compared with its $16.7 million refund obligation estimate) as a result of certain intercompany billings to Evergy Kansas Central. The final refund obligations for 2022 will be decided by the KCC and could vary from the current estimates.

MPSC Proceedings
Evergy Missouri West February 2021 Winter Weather Event Securitization
In February 2021, much of the central and southern United States, including the service territories of the Evergy Companies, experienced a significant winter weather event that resulted in extremely cold temperatures over a multi-day period (February 2021 winter weather event).
In November 2022, the MPSC issued a revised financing order authorizing Evergy Missouri West to issue securitized bonds to recover its extraordinary fuel and purchased power costs incurred as part of the February 2021 winter weather event. As part of the order, the MPSC found that Evergy Missouri West's costs were prudently incurred, that it should only be allowed to recover 95% of its extraordinary fuel and purchased power costs consistent with the 5% sharing provision of its fuel recovery mechanism, that it should be allowed to recover carrying costs incurred since February 2021 at Evergy Missouri West's long-term debt rate of 5.06% and approved a 15 year repayment period for the bonds with a 17 year legal maturity. As of March 31, 2023 and December 31, 2022, the value of Evergy Missouri West's February 2021 winter weather event regulatory asset was $313.0 million and $309.0 million, respectively. Evergy Missouri West will continue to record carrying charges on its February 2021 winter weather event regulatory asset until it issues the securitized bonds.
In January 2023, the Office of the Public Counsel (OPC) filed an appeal with the Missouri Court of Appeals, Western District, challenging the financing order regarding the treatment of income tax deductions, carrying costs and discount rates related to the financing of the extraordinary fuel and purchased power costs incurred as part of the February 2021 winter weather event. A final nonappealable financing order is required prior to the issuance of securitized bonds. A decision by the Missouri Court of Appeals, Western District, is currently expected in the second half of 2023, though the timeline for the decision is uncertain.
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
Evergy Kansas Central TFR Annual Update
In the most recent two years, the updated TFR was expected to adjust Evergy Kansas Central's annual transmission revenues by approximately:
•$21.7 million decrease effective in March 2023; and
•$33.2 million increase effective in January 2022.
See "Evergy Kansas Central TFR Formal Challenge" within this Note 4 for more information regarding the March 2023 adjustment.
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
In December 2022, FERC issued an order upholding in part, and denying in part, the formal challenge of Evergy Kansas Central's TFR by certain customers. As a result of this order, Evergy and Evergy Kansas Central recorded a $32.8 million regulatory liability on their consolidated balance sheets as of December 31, 2022 for the estimated refund of TFR revenue over-collections related to the calculation of Evergy Kansas Central's capital structure for rate years 2018 - 2022. In March 2023, Evergy Kansas Central refiled its annual update to include the refund of the

2020, 2021 and 2022 over-collections as part of its 2023 TFR effective in March 2023. In February 2023, certain Evergy Kansas Central TFR customers submitted a formal challenge requesting the refund of over-collections related to the 2018 and 2019 over-collections. A decision from FERC regarding this challenge is expected later in 2023.
Evergy Metro TFR Annual Update
In the most recent two years, the updated TFR was expected to adjust Evergy Metro's annual transmission revenues by approximately:
•$8.6 million increase effective in January 2023; and
•$18.1 million increase effective in January 2022.
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
For the three months ended March 31, 2023, Evergy, Evergy Kansas Central and Evergy Metro recorded pension settlement benefits (costs) of ($15.9) million, $0.4 million and ($16.3) million, respectively. These settlement charges were the result of accelerated distributions as a result of employee retirements for certain plan participants. Evergy, Evergy Kansas Central and Evergy Metro deferred substantially all of the charges to regulatory assets or regulatory liabilities and expect to recover these amounts over future periods pursuant to regulatory agreements. For the three months ended March 31, 2022, Evergy, Evergy Kansas Central and Evergy Metro recorded no pension settlement charges.

The following tables provide the components of net periodic benefit costs prior to the effects of capitalization and sharing with joint owners of power plants.

	Pension Benefits			Post-Retirement Benefits
Three Months Ended March 31, 2023	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$11.2	$4.6	$6.6	$0.4	$0.2	$0.2
Interest cost	22.4	11.4	10.8	2.8	1.4	1.3
Expected return on plan assets	(21.8)	(11.0)	(10.8)	(3.0)	(1.5)	(1.4)
Prior service cost	0.5	0.5	—	—	—	(0.1)
Recognized net actuarial gain	(5.6)	(0.8)	(4.6)	(1.0)	(0.5)	(0.5)
Settlement benefits (costs)	(15.9)	0.4	(16.3)	—	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	(9.2)	5.1	(14.3)	(0.8)	(0.4)	(0.5)
Regulatory adjustment	33.5	7.4	25.9	(0.1)	(0.6)	0.6
Intercompany allocations	—	(0.5)	(0.2)	—	0.1	—
Net periodic benefit costs (income)	$24.3	$12.0	$11.4	$(0.9)	$(0.9)	$0.1

	Pension Benefits			Post-Retirement Benefits
Three Months Ended March 31, 2022	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$19.9	$7.7	$12.2	$0.8	$0.4	$0.4
Interest cost	19.8	9.7	9.9	2.0	1.0	1.0
Expected return on plan assets	(26.0)	(12.8)	(14.1)	(2.5)	(1.6)	(0.9)
Prior service cost	0.5	0.5	—	0.1	0.1	(0.4)
Recognized net actuarial (gain)/loss	8.7	6.4	9.7	(0.1)	(0.1)	(0.2)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	22.9	11.5	17.7	0.3	(0.2)	(0.1)
Regulatory adjustment	15.9	2.9	6.5	(0.6)	(0.7)	0.6
Intercompany allocations	—	0.5	(4.5)	—	0.1	(0.1)
Net periodic benefit costs (income)	$38.8	$14.9	$19.7	$(0.3)	$(0.8)	$0.4
The components of net periodic benefit costs other than the service cost component are included in other expense on the Evergy Companies' consolidated statements of income and comprehensive income.
For the three months ended March 31, 2023, Evergy, Evergy Kansas Central and Evergy Metro made pension contributions of $16.4 million, $11.8 million and $4.6 million, respectively. Evergy expects to make additional pension contributions of $22.0 million in 2023 to satisfy the Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and KCC and MPSC rate orders, of which $14.4 million is expected to be paid by Evergy Kansas Central and $7.6 million is expected to be paid by Evergy Metro.
For the three months ended March 31, 2023, Evergy, Evergy Kansas Central and Evergy Metro made post-retirement benefit contributions of $0.2 million, $0.1 million and $0.1 million, respectively. Evergy, Evergy Kansas Central and Evergy Metro expect to make additional contributions in 2023 of $1.6 million, $0.5 million and $1.1 million, respectively, to the post-retirement benefit plans.
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
A default by any borrower under the facility or one of its significant subsidiaries on other indebtedness totaling more than $100.0 million constitutes a default by that borrower under the facility. Under the terms of this facility, each of Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West is required to maintain a total indebtedness to total capitalization ratio, as defined in the facility, of not greater than 0.65 to 1.00 at all times. As of March 31, 2023, Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West were in compliance with this covenant.
The following table summarizes the committed credit facilities (excluding receivable sale facilities discussed in Note 3) available to the Evergy Companies as of March 31, 2023 and December 31, 2022.

		Amounts Drawn
	Master Credit Facility	Commercial Paper	Letters of Credit	Cash Borrowings	Available Borrowings	Weighted Average Interest Rate on Short-Term Borrowings
March 31, 2023	(millions)
Evergy, Inc.	$300.0	$147.0	$0.7	$—	$152.3	5.41%
Evergy Kansas Central	800.0	323.0	—	—	477.0	5.46%
Evergy Metro (a)	700.0	471.0	—	—	229.0	5.51%
Evergy Missouri West	700.0	605.5	—	—	94.5	5.42%
Evergy (a)	$2,500.0	$1,546.5	$0.7	$—	$952.8

December 31, 2022
Evergy, Inc.	$450.0	$—	$0.7	$—	$449.3	—%
Evergy Kansas Central	1,000.0	772.1	—	—	227.9	4.91%
Evergy Metro	350.0	111.0	—	—	239.0	5.02%
Evergy Missouri West	700.0	449.2	—	—	250.8	4.84%
Evergy	$2,500.0	$1,332.3	$0.7	$—	$1,167.0
(a) As of March 31, 2023, $297.7 million of Evergy Metro's commercial paper balances were classified as long-term debt on Evergy's and Evergy Metro's consolidated balance sheets. See Note 7 for additional information.
In February 2023, Evergy, Inc. amended a $500.0 million unsecured Term Loan Credit Agreement (Term Loan Facility) that originally expired in February 2023 to extend the expiration date to February 2024. As a result of the amendment, Evergy, Inc. demonstrated its intent and ability to refinance the Term Loan Facility and reflected this $500.0 million borrowing within long-term debt, net, on Evergy's consolidated balance sheet as of December 31, 2022. As of March 31, 2023, Evergy had borrowed $500.0 million under the Term Loan Facility that is reflected within notes payable and commercial paper on Evergy's consolidated balance sheet. Evergy's borrowings under the Term Loan Facility were used for, among other things, working capital, capital expenditures and general corporate purposes.
The weighted average interest rate for borrowings under the Term Loan Facility as of March 31, 2023, was 5.93%. The Term Loan Facility contains customary covenants, including one that sets the ratio of maximum allowed total indebtedness to total capitalization of not greater than 0.65 to 1.00, for Evergy and its subsidiaries on a consolidated basis. As of March 31, 2023, Evergy was in compliance with this covenant.

7. LONG-TERM DEBT
Mortgage Bonds
In March 2023, Evergy Kansas Central issued, at a discount, $400.0 million of 5.70% First Mortgage Bonds (FMBs), maturing in 2053. The proceeds of the issuance were used to repay commercial paper borrowings and for general corporate purposes.
In April 2023, Evergy Metro issued, at a discount, $300.0 million of 4.95% Mortgage Bonds, maturing April 2033. The proceeds of the issuance were used to repay Evergy Metro's commercial paper borrowings which were incurred to repay the $300.0 million principal amount of Evergy Metro's 3.15% Senior Notes that matured in March 2023. As a result of this issuance, Evergy and Evergy Metro demonstrated their intent and ability to refinance the commercial paper and reflected the net proceeds of $297.7 million for this borrowing within long-term debt, net, on Evergy's and Evergy Metro's consolidated balance sheets as of March 31, 2023.
Senior Notes
In March 2023, Evergy Metro repaid its $300.0 million of 3.15% Senior Notes at maturity.
8. DERIVATIVE INSTRUMENTS
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
The Evergy Companies consider various qualitative factors, such as contract and marketplace attributes, in designating derivative instruments at inception. The Evergy Companies may elect the normal purchases and normal sales (NPNS) exception, which requires the effects of the derivative to be recorded when the underlying contract settles under accrual accounting. The Evergy Companies account for derivative instruments that are not designated as NPNS primarily as either economic hedges or trading contracts (non-hedging derivatives) which are recorded as assets or liabilities on the consolidated balance sheets at fair value. See Note 9 for additional information on the Evergy Companies' methods for assessing the fair value of derivative instruments. Changes in the fair value of non-hedging derivatives that are related to the Evergy Companies' regulated operations are deferred to a regulatory asset or regulatory liability when determined to be probable of future recovery or refund from customers. Recovery of the actual costs incurred by regulated activities will not impact earnings but will impact cash flows due to the timing of the recovery mechanism. Cash flows for all derivative instruments are classified as operating activities on the Evergy Companies' statements of cash flows, with the exception of cash flows for interest rate swap agreements accounted for as cash flows hedges of forecasted debt transactions, which are recorded as financing activities. Changes in the fair value of non-hedging derivatives that are not related to the Evergy Companies' regulated operations are recorded in operating revenues on the Evergy Companies' statements of income and comprehensive income.

The Evergy Companies offset fair value amounts recognized for derivative instruments under master netting arrangements, which include rights to reclaim cash collateral (a receivable), or the obligation to return cash collateral (a payable).
The gross notional contract amount by commodity type for derivative instruments is summarized in the following table.

		March 31	December 31
Non-hedging derivatives	Notional volume unit of measure	2023	2022
Evergy		(millions)
Commodity contracts
Power	MWhs	26.0	67.2
Natural gas	MMBtu	367.6	772.7
Evergy Kansas Central
Commodity contracts
Power	MWhs	15.7	41.6
Natural gas	MMBtu	361.2	769.6
Evergy Metro
Commodity contracts
Power	MWhs	7.3	18.2
The fair values of Evergy's open derivative positions and balance sheet classifications are summarized in the following tables. The fair values below are gross values before netting agreements and netting of cash collateral.

		March 31	December 31
Evergy		2023	2022
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$31.3	$41.6
	Other assets - long-term	45.4	65.6
Natural gas	Other assets - current	112.0	221.0
	Other assets - long-term	1.1	1.6
Total derivative assets		$189.8	$329.8
Commodity contracts
Power	Other liabilities - current	$25.9	$41.0
	Other liabilities - long-term	42.1	61.5
Natural gas	Other liabilities - current	107.1	218.8
	Other liabilities - long-term	1.1	1.6
Total derivative liabilities		$176.2	$322.9

		March 31	December 31
Evergy Kansas Central		2023	2022
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$27.7	$36.7
	Other assets - long-term	45.4	65.6
Natural gas	Other assets - current	112.0	221.0
	Other assets - long-term	1.1	1.6
Total derivative assets		$186.2	$324.9
Commodity contracts
Power	Other liabilities - current	$16.9	$35.6
	Other liabilities - long-term	42.1	61.5
Natural gas	Other liabilities - current	104.4	215.1
	Other liabilities - long-term	1.1	1.6
Total derivative liabilities		$164.5	$313.8

		March 31	December 31
Evergy Metro		2023	2022
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$2.2	$3.5
Total derivative assets		$2.2	$3.5
Commodity contracts
Power	Other liabilities - current	$5.8	$4.1
Total derivative liabilities		$5.8	$4.1
The following tables present the line items on the Evergy Companies' consolidated balance sheets where derivative assets and liabilities are reported. The gross amounts offset in the tables below show the effect of master netting arrangements and include collateral posted to offset the net position.

March 31, 2023	Evergy	Evergy Kansas Central	Evergy Metro
Derivative Assets	(millions)
Current
Gross amounts recognized	$143.3	$139.7	$2.2
Gross amounts offset	(112.9)	(109.3)	(2.2)
Net amounts presented in other assets - current	$30.4	$30.4	$—
Long-Term
Gross amounts recognized	$46.5	$46.5	$—
Gross amounts offset	(17.9)	(17.9)	—
Net amounts presented in other assets - long-term	$28.6	$28.6	$—
Derivative Liabilities
Current
Gross amounts recognized	$133.0	$121.3	$5.8
Gross amounts offset	(111.3)	(107.7)	(2.2)
Net amounts presented in other liabilities - current	$21.7	$13.6	$3.6
Long-Term
Gross amounts recognized	$43.2	$43.2	$—
Gross amounts offset	(11.2)	(11.2)	—
Net amounts presented in other liabilities - long-term	$32.0	$32.0	$—

December 31, 2022	Evergy	Evergy Kansas Central	Evergy Metro
Derivative Assets	(millions)
Current
Gross amounts recognized	$262.6	$257.7	$3.5
Gross amounts offset	(237.4)	(232.9)	(3.5)
Net amounts presented in other assets - current	$25.2	$24.8	$—
Long-Term
Gross amounts recognized	$67.2	$67.2	$—
Gross amounts offset	(42.1)	(42.1)	—
Net amounts presented in other assets - long-term	$25.1	$25.1	$—
Derivative Liabilities
Current
Gross amounts recognized	$259.8	$250.7	$4.1
Gross amounts offset	(234.0)	(229.4)	(3.5)
Net amounts presented in other liabilities - current	$25.8	$21.3	$0.6
Long-Term
Gross amounts recognized	$63.1	$63.1	$—
Gross amounts offset	(36.4)	(36.4)	—
Net amounts presented in other liabilities - long-term	$26.7	$26.7	$—
The following table summarizes the amounts of gain (loss) recognized in income for the change in fair value of derivatives not designated as hedging instruments for the Evergy Companies.

Three Months Ended March 31		2023	2022
Location of gain (loss)	Contract type
Evergy		(millions)
Operating revenues	Commodity	$14.9	$7.9
Total		$14.9	$7.9
Evergy Kansas Central
Operating revenues	Commodity	$14.9	$7.9
Total		$14.9	$7.9
Credit risk of the Evergy Companies' derivative instruments relates to the potential adverse financial impact resulting from non-performance by a counterparty of its contractual obligations. The Evergy Companies maintain credit policies and employ credit risk mitigation, such as collateral requirements or letters of credit, when necessary to minimize their overall credit risk and monitor exposure. Substantially all of the Evergy Companies' counterparty credit risk associated with derivative instruments relates to Evergy Kansas Central's non-regulated energy marketing activities. As of March 31, 2023, if counterparty groups completely failed to perform on contracts, Evergy's and Evergy Kansas Central's maximum exposure related to derivative assets was $50.3 million. As of March 31, 2023, the potential loss after the consideration of applicable master netting arrangements and collateral received for Evergy and Evergy Kansas Central was $37.5 million.
Certain of the Evergy Companies' derivative instruments contain collateral provisions that are tied to the Evergy Companies' credit ratings and may require the posting of collateral for various reasons, including if the Evergy Companies' credit ratings were to fall below investment grade. Substantially all of these derivative instruments relate to Evergy Kansas Central's non-regulated energy marketing activities. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of March 31, 2023, was $39.9 million for which Evergy and Evergy Kansas Central have posted collateral of $3.9 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered as of March 31, 2023, Evergy and Evergy Kansas Central could be required to post an additional $33.4 million of collateral to their counterparties.
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
Level 3 – Significant inputs to pricing have little or no transparency. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation. The types of assets and liabilities included in Level 3 are non-exchange traded derivative instruments for which observable market data is not available to corroborate the valuation inputs and transmission congestion rights (TCRs) in the SPP Integrated Marketplace.
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

	March 31, 2023		December 31, 2022
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt(a)	(millions)
Evergy(b)	$10,236.6	$9,361.5	$10,344.8	$9,160.0
Evergy Kansas Central	4,331.4	3,939.3	3,936.9	3,389.4
Evergy Metro	2,924.9	2,739.9	2,926.6	2,661.7
(a) Includes current maturities.
(b) Book value as of March 31, 2023 and December 31, 2022, includes $91.0 million and $92.1 million, respectively, of fair value adjustments recorded in connection with purchase accounting for the Great Plains Energy and Evergy Kansas Central merger, which are not part of future principal payments and will amortize over the remaining life of the associated debt instrument.

Recurring Fair Value Measurements
The following tables include the Evergy Companies' balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	March 31, 2023	Netting	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$120.0	$—	$108.1	$—	$—	$11.9
International equity funds	67.3	—	67.3	—	—	—
Core bond fund	52.9	—	52.9	—	—	—
High-yield bond fund	26.1	—	26.1	—	—	—
Emerging markets bond fund	16.6	—	16.6	—	—	—
Alternative investments fund	33.5	—	—	—	—	33.5
Real estate securities fund	18.3	—	—	—	—	18.3
Cash equivalents	0.4	—	0.4	—	—	—
Total nuclear decommissioning trust	335.1	—	271.4	—	—	63.7
Rabbi trust
Fixed income funds	15.1	—	15.1	—	—	—
Equity funds	7.4	—	7.4	—	—	—
Combination debt/equity/other fund	1.8	—	1.8	—	—	—
Cash equivalents	0.1	—	0.1	—	—	—
Total rabbi trust	24.4	—	24.4	—	—	—
Derivative instruments - commodity contracts(b)
Power	48.1	(25.0)	21.0	36.5	15.6	—
Natural gas	10.9	(102.2)	111.9	1.2	—	—
Total derivative assets	59.0	(127.2)	132.9	37.7	15.6	—
Total assets	418.5	(127.2)	428.7	37.7	15.6	63.7
Liabilities
Derivative instruments - commodity contracts(b)
Power	42.3	(16.7)	12.4	41.4	5.2	—
Natural gas	3.3	(102.2)	104.4	1.1	—	—
Total derivative liabilities	45.6	(118.9)	116.8	42.5	5.2	—
Total liabilities	$45.6	$(118.9)	$116.8	$42.5	$5.2	$—
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$260.6	$—	$260.6	$—	$—	$—
Debt securities
U.S. Treasury	44.5	—	44.5	—	—	—
State and local obligations	4.3	—	—	4.3	—	—
Corporate bonds	40.4	—	—	40.4	—	—
Foreign governments	0.1	—	—	0.1	—	—
Cash equivalents	4.5	—	4.5	—	—	—
Total nuclear decommissioning trust	354.4	—	309.6	44.8	—	—
Self-insured health plan trust(c)
Equity securities	1.7	—	1.7	—	—	—
Debt securities	6.6	—	1.8	4.8	—	—
Cash and cash equivalents	3.7	—	3.7	—	—	—
Total self-insured health plan trust	12.0	—	7.2	4.8	—	—
Derivative instruments - commodity contracts(b)
Power	—	(2.2)	—	—	2.2	—
Total derivative assets	—	(2.2)	—	—	2.2	—
Total assets	366.4	(2.2)	316.8	49.6	2.2	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	3.6	(2.2)	—	—	5.8	—
Total derivative liabilities	3.6	(2.2)	—	—	5.8	—
Total liabilities	$3.6	$(2.2)	$—	$—	$5.8	$—

Description	March 31, 2023	Netting	Level 1	Level 2	Level 3	NAV
Other Evergy
Assets
Rabbi trusts
Core bond fund	$9.3	$—	$9.3	$—	$—	$—
Total rabbi trusts	9.3	—	9.3	—	—	—
Derivative instruments - commodity contracts(b)
Power	—	(1.4)	—	—	1.4	—
Total derivative assets	—	(1.4)	—	—	1.4	—
Total assets	9.3	(1.4)	9.3	—	1.4	—
Liabilities
Derivative instruments
Power	1.8	(1.4)	1.3	—	1.9	—
Natural gas	2.7	—	—	2.7	—	—
Total derivative liabilities	4.5	(1.4)	1.3	2.7	1.9	—
Total liabilities	$4.5	(1.4)	$1.3	$2.7	$1.9	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$689.5	$—	$581.0	$44.8	$—	$63.7
Rabbi trusts	33.7	—	33.7	—	—	—
Self-insured health plan trust(c)	12.0	—	7.2	4.8	—	—
Derivative instruments - commodity contracts(b)
Power	48.1	(28.6)	21.0	36.5	19.2	—
Natural gas	10.9	(102.2)	111.9	1.2	—	—
Total derivative assets	59.0	(130.8)	132.9	37.7	19.2	—
Total assets	794.2	(130.8)	754.8	87.3	19.2	63.7
Liabilities
Derivative instruments - commodity contracts(b)
Power	47.7	(20.3)	13.7	41.4	12.9	—
Natural gas	6.0	(102.2)	104.4	3.8	—	—
Total derivative liabilities	53.7	(122.5)	118.1	45.2	12.9	—
Total liabilities	$53.7	$(122.5)	$118.1	$45.2	$12.9	$—

Description	December 31, 2022	Netting	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$112.5	$—	$100.4	$—	$—	$12.1
International equity funds	62.9	—	62.9	—	—	—
Core bond fund	51.0	—	51.0	—	—	—
High-yield bond fund	25.3	—	25.3	—	—	—
Emerging markets bond fund	16.0	—	16.0	—	—	—
Alternative investments fund	31.8	—	—	—	—	31.8
Real estate securities fund	18.9	—	—	—	—	18.9
Cash equivalents	0.4	—	0.4	—	—	—
Total nuclear decommissioning trust	318.8	—	256.0	—	—	62.8
Rabbi trust
Fixed income funds	15.6	—	15.6	—	—	—
Equity funds	7.3	—	7.3	—	—	—
Combination debt/equity/other fund	1.9	—	1.9	—	—	—
Cash equivalents	0.1	—	0.1	—	—	—
Total rabbi trust	24.9	—	24.9	—	—	—
Derivative instruments - commodity contracts(b)
Power	42.6	(59.7)	45.5	46.5	10.3	—
Natural gas	7.3	(215.3)	222.5	0.1	—	—
Total derivative assets	49.9	(275.0)	268.0	46.6	10.3	—
Total assets	393.6	(275.0)	548.9	46.6	10.3	62.8
Liabilities
Derivative instruments - commodity contracts(b)
Power	46.6	(50.5)	34.0	55.9	7.2	—
Natural gas	1.4	(215.3)	216.6	0.1	—	—
Total derivative liabilities	48.0	(265.8)	250.6	56.0	7.2	—
Total liabilities	$48.0	$(265.8)	$250.6	$56.0	$7.2	$—
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$243.4	$—	$243.4	$—	$—	$—
Debt securities
U.S. Treasury	40.7	—	40.7	—	—	—
U.S. Agency	0.4	—	0.4	—	—	—
State and local obligations	4.2	—	—	4.2	—	—
Corporate bonds	39.1	—	—	39.1	—	—
Foreign governments	0.1	—	—	0.1	—	—
Cash equivalents	6.6	—	6.6	—	—	—
Total nuclear decommissioning trust	334.5	—	291.1	43.4	—	—
Self-insured health plan trust(c)
Equity securities	1.6	—	1.6	—	—	—
Debt securities	8.0	—	2.5	5.5	—	—
Cash and cash equivalents	1.6	—	1.6	—	—	—
Total self-insured health plan trust	11.2	—	5.7	5.5	—	—
Derivative instruments - commodity contracts(b)
Power	—	(3.5)	—	—	3.5	—
Total derivative assets	—	(3.5)	—	—	3.5	—
Total assets	345.7	(3.5)	296.8	48.9	3.5	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	0.6	(3.5)	—	—	4.1	—
Total derivative liabilities	0.6	(3.5)	—	—	4.1	—
Total liabilities	$0.6	$(3.5)	$—	$—	$4.1	$—

Description	December 31, 2022	Netting	Level 1	Level 2	Level 3	NAV
Other Evergy	(millions)
Assets
Rabbi trusts
Core bond fund	$9.2	$—	$9.2	$—	$—	$—
Total rabbi trusts	9.2	—	9.2	—	—	—
Derivative instruments - commodity contracts(b)
Power	0.4	(1.0)	—	—	1.4	—
Total derivative assets	0.4	(1.0)	—	—	1.4	—
Total assets	9.6	(1.0)	9.2	—	1.4	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	0.2	(1.1)	0.2	—	1.1	—
Natural gas	3.7	—	—	3.7	—	—
Total derivative liabilities	3.9	(1.1)	0.2	3.7	1.1	—
Total liabilities	$3.9	$(1.1)	$0.2	$3.7	$1.1	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$653.3	$—	$547.1	$43.4	$—	$62.8
Rabbi trusts	34.1	—	34.1	—	—	—
Self-insured health plan trust(c)	11.2	—	5.7	5.5	—	—
Derivative instruments - commodity contracts(b)
Power	43.0	(64.2)	45.5	46.5	15.2	—
Natural gas	7.3	(215.3)	222.5	0.1	—	—
Total derivative assets	50.3	(279.5)	268.0	46.6	15.2	—
Total assets	748.9	(279.5)	854.9	95.5	15.2	62.8
Liabilities
Derivative instruments - commodity contracts(b)
Power	47.4	(55.1)	34.2	55.9	12.4	—
Natural gas	5.1	(215.3)	216.6	3.8	—	—
Total derivative liabilities	52.5	(270.4)	250.8	59.7	12.4	—
Total liabilities	$52.5	$(270.4)	$250.8	$59.7	$12.4	$—
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
The following table provides additional information on these Evergy and Evergy Kansas Central investments.

	March 31, 2023		December 31, 2022		March 31, 2023
	Fair	Unfunded	Fair	Unfunded	Redemption	Length of
	Value	Commitments	Value	Commitments	Frequency	Settlement
Evergy Kansas Central	(millions)
Nuclear decommissioning trust:
Domestic equity funds	$11.9	$1.5	$12.1	$1.5	(a)	(a)
Alternative investments fund(b)	33.5	—	31.8	—	Quarterly	65 days
Real estate securities fund(b)	18.3	—	18.9	—	Quarterly	65 days
Total Evergy investments at NAV	$63.7	$1.5	$62.8	$1.5
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
The following table summarizes the net unrealized gains (losses) for the Evergy Companies' nuclear decommissioning trusts and rabbi trusts.

Three Months Ended March 31	2023	2022
Evergy	(millions)
Nuclear decommissioning trust - equity securities	$29.5	$(34.8)
Nuclear decommissioning trust - debt securities	2.1	(6.5)
Rabbi trusts - equity securities	1.6	(2.4)
Total	$33.2	$(43.7)
Evergy Kansas Central
Nuclear decommissioning trust - equity securities	$14.1	$(16.7)
Rabbi trust - equity securities	1.3	(1.6)
Total	$15.4	$(18.3)
Evergy Metro
Nuclear decommissioning trust - equity securities	$15.4	$(18.1)
Nuclear decommissioning trust - debt securities	2.1	(6.5)
Total	$17.5	$(24.6)
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
Mercury and Air Toxics Standards (MATS)
In April 2023, the EPA released a proposal to tighten certain aspects of the MATS rule. The EPA is proposing to lower the emission limit for particulate matter (PM), require the use of PM continuous emissions monitors (CEMS) and lower the mercury emission limit for lignite coal-fired electric generating units (EGUs). The EPA is also soliciting comment on further strengthening of the PM emission limitation. Due to uncertainty regarding final actions on the MATS rule, the Evergy Companies are unable to accurately assess the impacts of these potential EPA actions on their operations or consolidated financial results, but the cost to comply with the emission limitations as proposed do not appear to be material.
Ozone Interstate Transport State Implementation Plans (ITSIP)
In 2015, the EPA lowered the Ozone National Ambient Air Quality Standards (NAAQS) from 75 ppb to 70 ppb. Impacted states were required to submit ITSIPs in 2018 to comply with the "Good Neighbor Provision" of the Clean Air Act (CAA). The EPA did not act on these ITSIP submissions by the deadline established in the CAA and entered consent decrees establishing deadlines to take final action on various ITSIPs. In February 2022, the EPA published a proposed rule to disapprove of ITSIPs submitted by nineteen states including Missouri and Oklahoma. In April 2022, the EPA published a final approval of the Kansas ITSIP in the Federal Register. MDNR submitted a supplemental ITSIP to the EPA on November 1, 2022. In February 2023, the EPA published a final rule disapproving the ITSIPs submitted by 19 states, including the final disapproval of the Missouri and Oklahoma ITSIPs. In April 2023, the Attorneys General of Missouri and Oklahoma have filed Petitions for Review in the U.S. 8th and 10th Circuit Courts of Appeals, respectively, challenging the EPA disapproval.
Ozone Interstate Transport Federal Implementation Plans (ITFIP)
In April 2022, the EPA published in the Federal Register the proposed ITFIP to resolve outstanding "Good Neighbor" obligations with respect to the 2015 Ozone NAAQS for 26 states including Missouri and Oklahoma. This ITFIP would establish a revised Cross-State Air Pollution Rule (CSAPR) ozone season nitrogen oxide (NOx) emissions trading program for electric generating units (EGUs) beginning in 2023 and would limit ozone season NOx emissions from certain industrial stationary sources beginning in 2026. The proposed rule would also establish a new daily backstop NOx emissions rate limit for applicable coal-fired units larger than 100 MW, as well as unit-specific NOx emission rate limits for certain industrial emission units and would feature "dynamic" adjustments of emission budgets for EGUs beginning with ozone season 2025. The proposed ITFIP includes reductions to the state ozone season NOx budgets for Missouri and Oklahoma beginning in 2023 with additional reductions in future years. The Evergy Companies provided formal comments as part of the rulemaking process. In March 2023, the EPA issued the final ITFIPs for twenty-three states, including Missouri and Oklahoma. While the Evergy Companies are continuing to evaluate the impacts of the ITFIP, there are uncertainties beginning in 2030 regarding the implementation of dynamic budgeting and reduced banking that could have an impact on their operations and the cost to comply could be material.
Particulate Matter and Ozone National Ambient Air Quality Standards
In January 2023, the EPA proposed strengthening the primary annual PM2.5 (particulate matter less than 2.5 microns in diameter) NAAQS. The EPA is proposing to lower the primary annual PM2.5 NAAQS from 12.0 µg/m3 (micrograms per cubic meter) to a level that would be between 9.0 and 10.0 µg/m3. The EPA is proposing to retain the other PM NAAQS at their current levels. The EPA is also in the process of reconsidering its December 2020 decision to retain each of the Ozone NAAQS at the level set in 2015. Due to uncertainty regarding the potential lowering of the ozone and PM2.5 NAAQS, the Evergy Companies are unable to accurately assess the impacts of these potential EPA actions on their operations or consolidated financial results, but the cost to comply with lower future ozone or PM2.5 NAAQS could be material.
Regional Haze Rule
In 1999, the EPA finalized the Regional Haze Rule which aims to restore national parks and wilderness areas to pristine conditions. The rule requires states in coordination with the EPA, the National Park Service, the U.S. Fish and Wildlife Service, the U.S. Forest Service, and other interested parties to develop and implement air quality protection plans to reduce the pollution that causes visibility impairment. There are 156 "Class I" areas across the U.S. that must be restored to pristine conditions by the year 2064. There are no Class I areas in Kansas, whereas Missouri has two: the Hercules-Glades Wilderness Area and the Mingo Wilderness Area. States must submit revisions to their Regional Haze Rule SIPs every ten years and the first round was due in 2007. For the second ten-year implementation period, the EPA issued a final rule revision in 2017 that allowed states to submit their SIP revisions by July 31, 2021. The Missouri SIP revision does not require any additional reductions from the Evergy Companies' generating units in the state. MDNR submitted the Missouri SIP revision to the EPA in August 2022, however, they failed to do so by the EPA's revised submittal deadline of August 15, 2022. As a result, on August 30, 2022, the EPA published "finding of failure" with respect to Missouri and fourteen other states for failing to submit their Regional Haze SIP revisions by the applicable deadline. This finding of failure established a two-year deadline for the EPA to issue a Regional Haze federal implementation plan (FIP) for each state unless the state submits and the EPA approves a revised SIP that meets all applicable requirements before the EPA issues the FIP. The Kansas SIP revision was placed on public notice in June 2021 and requested no additional emission reductions by electric utilities based on the significant reductions that were achieved during the first implementation period. The EPA provided comments on the Kansas SIP revision in June 2021 that each state is statutorily required to conduct a "four-factor analysis" on at least two sources within the state to help determine if further emission reductions are necessary. The EPA also stated it would be difficult to approve the Kansas SIP revision if at least two four-factor analyses are not conducted on Kansas emission sources. Kansas Department Health and Environment (KDHE) submitted the Kansas SIP revision in July 2021. If a Kansas generating unit of the Evergy Companies is selected for analysis, the possibility exists that the state or the EPA, through a revised SIP or a FIP, could determine that additional operational or physical modifications are required on the generating unit to further reduce emissions. The overall cost of those modifications could be material to the Evergy Companies. In March 2023, several environmental organizations notified the EPA of their intent to sue for failure of the EPA to timely approve or disapprove of the SIP revisions submitted by Kansas and seven other states.
Greenhouse Gases
Burning coal and other fossil fuels releases carbon dioxide (CO2) and other gases referred to as greenhouse gases (GHG). Various regulations under the CAA limit CO2 and other GHG emissions, and in addition, other measures are being imposed or offered by individual states, municipalities and regional agreements with the goal of reducing GHG emissions. In January 2023, the EPA announced its intent to propose GHG regulations that would apply to new and existing EGUs by the end of the second quarter 2023.

Due to uncertainty regarding the future of the EPA's GHG regulations, the Evergy Companies cannot determine the impacts on their operations or consolidated financial results, but the cost to comply with potential GHG rules could be material.
Water
The Evergy Companies discharge some of the water used in generation and other operations containing substances deemed to be pollutants. A November 2015 EPA rule applicable to steam-electric power generating plants establishes effluent limitations guidelines (ELG) and standards for wastewater discharges, including limits on the amount of toxic metals and other pollutants that can be discharged. Implementation timelines for this 2015 rule vary from 2018 to 2023. In April 2019, the U.S. Court of Appeals for the 5th Circuit (5th Circuit) issued a ruling that vacated and remanded portions of the original ELG rule. Due to this ruling, the EPA announced a plan in July 2021 to issue a proposed rule in the fall of 2022 to address the vacated limitations for legacy wastewater and landfill leachate. This proposed rule was issued in pre-publication format published in the Federal Register in March 2023. This proposed rulemaking establishes the requirement for zero liquid discharge of flue gas desulfurization (FGD) wastewater and bottom ash transport water as well as additional restrictions on coal combustion residual landfill leachate. Legacy wastewater is addressed in the proposal but referred to state regulators to enforce limitations according to the permit writers' best professional judgement. The Evergy Companies have reviewed the proposed modifications to limitations on FGD wastewater and bottom ash transport water and if the regulation is finalized as proposed, the Evergy Companies do not believe the impact to be material. Modifications for best available technology economically available for the discharge of landfill leachate could be material if the rulemaking is finalized as proposed.
In August 2021, based on an order issued by the U.S. District Court for the District of Arizona, which vacated and remanded the EPA's 2020 Navigable Waters Protection Rule (NWPR), the EPA and the U.S. Army Corps of Engineers announced that they had halted implementation of the NWPR nationwide, and were interpreting "Waters of the United States" consistent with the regulatory regime that was in place prior to 2015. In December 2021, the EPA and the Department of the Army published a proposed rule that would formally repeal the NWPR and revise the definition of "Waters of the United States." In December 2022, the EPA and the Department of the Army issued a final rule establishing a definition for "Waters of the United States." The final rule was published in the federal register in January 2023 and took effect in March 2023. A case is also pending in the Supreme Court regarding the proper scope of "Waters of the United States" that could affect the final rule. The Evergy Companies are reviewing the final rulemaking and awaiting the Supreme Court's decision. The impact on the Evergy Companies' operations or consolidated financial results are not expected to be material.
Regulation of Coal Combustion Residuals
In the course of operating their coal generation plants, the Evergy Companies produce coal combustion residuals (CCRs), including fly ash, gypsum and bottom ash. The EPA published a rule to regulate CCRs in April 2015 that requires additional CCR handling, processing and storage equipment and closure of certain ash disposal units. In January 2022, the EPA published proposed determinations for facilities that filed closure extensions for unlined or clay-lined CCR units. These proposed determinations include various interpretations of the CCR regulations and compliance expectations that may impact all owners of CCR units. These interpretations could require modified compliance plans such as different methods of CCR unit closure. Additionally, more stringent remediation requirements for units that are in corrective action or forced to go into corrective action are possible. In April 2022, the Utility Solid Waste Activities Group (USWAG) and other interested parties filed similar petitions in the D.C. Circuit challenging the EPA's legal positions regarding the CCR rule determinations proposed in January 2022. Some CCR units at Lawrence Energy Center and Sibley Station have moved into corrective action. In January 2022, the EPA issued a "Notice of Potential Violation" to the Tecumseh Energy Center (TEC) suggesting a closed CCR impoundment should enter corrective action. In November 2022, Evergy agreed to a Consent Agreement and Final Order (CAFO) with the EPA Region 7 addressing the alleged potential violation. In the CAFO, Evergy agreed to re-open the TEC CCR impoundment for further assessment of groundwater. As a result of the further assessments, the TEC impoundment entered groundwater corrective actions in March 2023. It is possible that the other CCR units at other generation stations could move into corrective action based on the EPA CCR rule interpretations, enforcement actions, or execution of the Evergy Companies' CCR strategy. The cost to comply with these proposed determinations by the EPA could be material.

The Evergy Companies have recorded AROs for their current estimates for the closure of ash disposal ponds and landfills, but the revision of these AROs may be required in the future due to changes in existing CCR regulations, the results of groundwater monitoring of CCR units or changes in interpretation of existing CCR regulations or changes in the timing or cost to close ash disposal ponds and landfills. The revision of AROs for regulated operations has no income statement impact due to the deferral of the adjustments through a regulatory asset. If revisions to these AROs are necessary, the impact on the Evergy Companies' operations or consolidated financial results could be material.
11. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
In the normal course of business, Evergy Kansas Central, Evergy Metro and Evergy Missouri West engage in related party transactions with one another. A summary of these transactions and the amounts associated with them is provided below.
Jointly-Owned Plants and Shared Services
Employees of Evergy Kansas Central and Evergy Metro manage Evergy Missouri West's business and operate its facilities at cost, including Evergy Missouri West's 18% ownership interest in Evergy Metro's Iatan Nos. 1 and 2.  Employees of Evergy Kansas Central manage JEC and operate its facilities at cost, including Evergy Missouri West's 8% ownership interest in JEC. Employees of Evergy Metro manage La Cygne Station and operate its facilities at cost, including Evergy Kansas Central's 50% interest in La Cygne Station. Employees of Evergy Metro and Evergy Kansas Central also provide one another with shared service support, including costs related to human resources, information technology, accounting and legal services.
The operating expenses and capital costs billed for jointly-owned plants and shared services are detailed in the following table.

Three Months Ended March 31	2023	2022
	(millions)
Evergy Kansas Central billings to Evergy Missouri West	$6.2	$7.4
Evergy Metro billings to Evergy Missouri West	26.8	32.7
Evergy Kansas Central billings to Evergy Metro	10.9	6.6
Evergy Metro billings to Evergy Kansas Central	28.9	33.4
Money Pool
Evergy Kansas Central, Evergy Metro and Evergy Missouri West are authorized to participate in the Evergy, Inc. money pool, which is an internal financing arrangement in which funds may be lent on a short-term basis between Evergy Kansas Central, Evergy Metro, Evergy Missouri West and Evergy, Inc. Evergy, Inc. can lend but not borrow under the money pool.
As of March 31, 2023, Evergy Metro had no outstanding receivables or payables under the money pool. As of December 31, 2022, Evergy Metro had a $31.0 million outstanding receivable from Evergy Missouri West under the money pool. As of March 31, 2023 and December 31, 2022, Evergy Kansas Central had no outstanding receivables or payables under the money pool.

Related Party Net Receivables and Payables
The following table summarizes Evergy Kansas Central's and Evergy Metro's related party net receivables and payables.

	March 31	December 31
	2023	2022
Evergy Kansas Central	(millions)
Net payable to Evergy	$(12.6)	$(12.7)
Net payable to Evergy Metro	(22.1)	(15.7)
Net receivable from Evergy Missouri West	5.9	7.4

Evergy Metro
Net receivable from Evergy	$17.2	$16.3
Net receivable from Evergy Kansas Central	22.2	15.7
Net receivable from Evergy Missouri West	84.5	137.5
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

	March 31	December 31
	2023	2022
Evergy Kansas Central	(millions)
Income taxes payable to Evergy	$(30.7)	$(10.3)

Evergy Metro
Income taxes receivable from Evergy	$3.7	$0.2
12. TAXES
Components of income tax expense are detailed in the following tables.

Evergy
Three Months Ended March 31	2023	2022
Current income taxes	(millions)
Federal	$5.0	$11.5
State	4.7	(0.4)
Total	9.7	11.1
Deferred income taxes
Federal	7.7	(3.9)
State	(3.3)	3.2
Total	4.4	(0.7)
Investment tax credit
Deferral	—	2.7
Amortization	(1.7)	(1.6)
Total	(1.7)	1.1
Income tax expense	$12.4	$11.5

Evergy Kansas Central
Three Months Ended March 31	2023	2022
Current income taxes	(millions)
Federal	$18.1	$7.9
State	2.0	0.2
Total	20.1	8.1
Deferred income taxes
Federal	(10.0)	(8.5)
State	(0.7)	2.3
Total	(10.7)	(6.2)
Investment tax credit
Deferral	—	2.7
Amortization	(1.0)	(1.0)
Total	(1.0)	1.7
Income tax expense	$8.4	$3.6

Evergy Metro
Three Months Ended March 31	2023	2022
Current income taxes	(millions)
Federal	$(5.1)	$9.4
State	1.6	0.1
Total	(3.5)	9.5
Deferred income taxes
Federal	12.4	(1.6)
State	(1.2)	0.4
Total	11.2	(1.2)
Investment tax credit
Amortization	(0.8)	(0.6)
Total	(0.8)	(0.6)
Income tax expense	$6.9	$7.7
Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Evergy
Three Months Ended March 31	2023	2022
Federal statutory income tax	21.0%	21.0%
COLI policies	(1.4)	(0.5)
State income taxes	0.6	1.4
Flow through depreciation for plant-related differences	(7.7)	(6.3)
Federal tax credits	(3.5)	(3.7)
Non-controlling interest	(0.3)	(0.3)
AFUDC equity	(0.6)	(0.5)
Amortization of federal investment tax credits	(0.6)	(0.2)
Stock compensation	0.1	(0.9)
Officer compensation limitation	0.2	0.3
Other	0.1	(1.9)
Effective income tax rate	7.9%	8.4%

Evergy Kansas Central
Three Months Ended March 31	2023	2022
Federal statutory income tax	21.0%	21.0%
COLI policies	(2.4)	(1.0)
State income taxes	0.7	2.0
Flow through depreciation for plant-related differences	(4.0)	(5.0)
Federal tax credits	(6.3)	(7.7)
Non-controlling interest	(0.5)	(0.6)
AFUDC equity	(0.5)	(0.7)
Amortization of federal investment tax credits	(0.4)	0.1
Stock compensation	(0.2)	(0.6)
Other	—	(2.9)
Effective income tax rate	7.4%	4.6%

Evergy Metro
Three Months Ended March 31	2023	2022
Federal statutory income tax	21.0%	21.0%
COLI policies	(0.1)	(0.2)
State income taxes	0.6	0.6
Flow through depreciation for plant-related differences	(8.1)	(7.0)
Federal tax credits	(0.2)	(0.2)
AFUDC equity	(0.9)	(0.4)
Amortization of federal investment tax credits	(0.9)	(0.6)
Stock compensation	1.0	(1.3)
Officer compensation limitation	0.6	0.5
Other	(0.1)	—
Effective income tax rate	12.9%	12.4%
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following combined Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the consolidated financial statements and accompanying notes in this combined Quarterly Report on Form 10-Q and the Evergy Companies' combined 2022 Form 10-K. None of the registrants make any representation as to information related solely to Evergy, Evergy Kansas Central or Evergy Metro other than itself.
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
Evergy Kansas Central and Evergy Metro 2023 Rate Case Proceeding
In April 2023, Evergy Kansas Central and Evergy Metro filed an application with the KCC to request an increase to their retail revenues. See Note 4 to the consolidated financial statements for additional information.
Renewable Generation Investment
In August 2022, Evergy Missouri West entered into an agreement with a renewable energy development company to purchase for approximately $250 million an operational wind farm located in the state of Oklahoma with a generating capacity of approximately 199 MW. Pursuant to the agreement, Evergy Missouri West is permitted to assign its right to purchase the wind farm to another entity, including to other Evergy affiliated companies.
Evergy Missouri West's purchase is subject to regulatory approvals and closing conditions, including the granting of a CCN by the MPSC. In April 2023, the MPSC issued a final order granting the CCN pursuant to certain conditions related to the sharing of operational costs between ratepayers and shareholders.
Evergy Missouri West is currently evaluating the assignment of its right to purchase the wind farm to Evergy Kansas Central, which has included the purchase of the wind farm in its rate case application to the KCC which was filed in April 2023. See Note 4 to the consolidated financial statements for additional information on Evergy Kansas Central's rate case proceeding. The purchase of the wind farm is expected to close in the second quarter of 2023.
Regulatory Proceedings
See Note 4 to the consolidated financial statements for information regarding regulatory proceedings.
Wolf Creek Refueling Outage
Wolf Creek's most recent refueling outage began in October 2022 and the unit returned to service in November 2022. Wolf Creek's next refueling outage is planned to begin in the first quarter of 2024.
Earnings Overview
The following table summarizes Evergy's net income and diluted EPS.

Three Months Ended March 31	2023	Change	2022
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$142.6	$20.1	$122.5
Earnings per common share, diluted	0.62	0.09	0.53
Net income attributable to Evergy, Inc. increased for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to lower operating and maintenance expenses, new Evergy Metro and Evergy

Missouri West retail rates effective in January 2023 and a realized loss in 2022 from an equity investment; partially offset by higher depreciation expense, higher interest expense and lower retail sales in the first quarter of 2023 driven by warmer winter weather.
Diluted EPS increased for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to the increase in net income attributable to Evergy, Inc. discussed above.
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
Adjusted Earnings (non-GAAP) and Adjusted EPS (non-GAAP)
Management believes that adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) are representative measures of Evergy's recurring earnings, assists in the comparability of results and is consistent with how management reviews performance. Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) for the three months ended March 31, 2022 have been recast, as applicable, to conform to the current year presentation.
Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) for the three months ended March 31, 2023 were $136.1 million or $0.59 per share. For the three months ended March 31, 2022, Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) were $129.9 million or $0.56 per share.
In addition to net income attributable to Evergy, Inc. and diluted EPS, Evergy's management uses adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) to evaluate earnings and EPS without i.) the costs resulting from non-regulated energy marketing margins from the February 2021 winter weather event; ii.) gains or losses related to equity investments subject to a restriction on sale; iii.) the revenues collected from customers for the return on investment of the retired Sibley Station in 2022 for future refunds to customers; iv.) the mark-to-market impacts of economic hedges related to Evergy Kansas Central's non-regulated 8% ownership share of JEC; and v.) the transmission revenues collected from customers in 2022 through Evergy Kansas Central's FERC TFR to be refunded to customers in accordance with a December 2022 FERC order.
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

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
Three Months Ended March 31	2023		2022
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$142.6	$0.62	$122.5	$0.53
Non-GAAP reconciling items:
Sibley Station return on investment, pre-tax(a)	—	—	(3.1)	(0.01)
Mark-to-market impact of JEC economic hedges, pre-tax(b)	(8.4)	(0.04)	—	—
Non-regulated energy marketing costs related to February 2021 winter weather event, pre-tax(c)	0.1	—	0.3	—
Restricted equity investment losses, pre-tax(d)	—	—	14.2	0.06
TFR refund, pre-tax(e)	—	—	(1.9)	(0.01)
Income tax (benefit) expense (f)	1.8	0.01	(2.1)	(0.01)
Adjusted earnings (non-GAAP)	$136.1	$0.59	$129.9	$0.56
(a)Reflects revenues collected from customers for the return on investment of the retired Sibley Station in 2022 that are included in operating revenues on the consolidated statements of comprehensive income.
(b)Reflects mark-to-market gains or losses related to forward contracts for natural gas and electricity entered into as economic hedges against fuel price volatility related to Evergy Kansas Central's non-regulated 8% ownership share of JEC that are included in operating revenues on the consolidated statements of comprehensive income.
(c)Reflects non-regulated energy marketing incentive compensation costs related to the February 2021 winter weather event that are included in operating and maintenance expense on the consolidated statements of comprehensive income.
(d)Reflects losses related to equity investments which were subject to a restriction on sale that are included in investment earnings on the consolidated statements of comprehensive income.
(e)Reflects transmission revenues collected from customers in 2022 through Evergy Kansas Central's FERC TFR to be refunded to customers in accordance with a December 2022 FERC order that are included in operating revenues on the consolidated statements of comprehensive income.
(f)Reflects an income tax effect calculated at a statutory rate of approximately 22%.
ENVIRONMENTAL MATTERS
See Note 10 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 11 to the consolidated financial statements for information regarding related party transactions.

EVERGY RESULTS OF OPERATIONS
The following table summarizes Evergy's comparative results of operations.

Three Months Ended March 31	2023	Change	2022
	(millions)
Operating revenues	$1,296.8	$72.9	$1,223.9
Fuel and purchased power	354.2	45.2	309.0
SPP network transmission costs	81.2	2.5	78.7
Operating and maintenance	216.3	(35.9)	252.2
Depreciation and amortization	263.4	34.4	229.0
Taxes other than income tax	102.4	0.5	101.9
Income from operations	279.3	26.2	253.1
Other expense, net	—	26.3	(26.3)
Interest expense	123.1	31.3	91.8
Income tax expense	12.4	0.9	11.5
Equity in earnings of equity method investees, net of income taxes	1.9	(0.2)	2.1
Net income	145.7	20.1	125.6
Less: Net income attributable to noncontrolling interests	3.1	—	3.1
Net income attributable to Evergy, Inc.	$142.6	$20.1	$122.5

Gross Margin (GAAP) and Utility Gross Margin (non-GAAP)
The following table summarizes Evergy's gross margin (GAAP) and MWhs sold and reconciles Evergy's gross margin (GAAP) to Evergy's utility gross margin (non-GAAP). See "Executive Summary - Non-GAAP Measures", above for additional information regarding gross margin (GAAP) and utility gross margin (non-GAAP).

	Revenues and Expenses			MWhs Sold
Three Months Ended March 31	2023	Change	2022	2023	Change	2022
Retail revenues	(millions)			(thousands)
Residential	$458.6	$6.8	$451.8	3,741	(194)	3,935
Commercial	430.0	26.9	403.1	4,311	55	4,256
Industrial	159.1	8.8	150.3	2,064	(49)	2,113
Other retail revenues	11.3	2.3	9.0	31	(1)	32
Total electric retail	1,059.0	44.8	1,014.2	10,147	(189)	10,336
Wholesale revenues	70.4	18.5	51.9	3,548	(352)	3,900
Transmission revenues	105.8	7.8	98.0	N/A	N/A	N/A
Other revenues	61.6	1.8	59.8	N/A	N/A	N/A
Operating revenues	1,296.8	72.9	1,223.9	13,695	(541)	14,236
Fuel and purchased power	(354.2)	(45.2)	(309.0)
SPP network transmission costs	(81.2)	(2.5)	(78.7)
Operating and maintenance(a)	(118.2)	13.2	(131.4)
Depreciation and amortization	(263.4)	(34.4)	(229.0)
Taxes other than income tax	(102.4)	(0.5)	(101.9)
Gross margin (GAAP)	377.4	3.5	373.9
Operating and maintenance(a)	118.2	(13.2)	131.4
Depreciation and amortization	263.4	34.4	229.0
Taxes other than income tax	102.4	0.5	101.9
Utility gross margin (non-GAAP)	$861.4	$25.2	$836.2
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $98.1 million and $120.8 million for the three months ended March 31, 2023 and 2022, respectively.

Evergy's gross margin (GAAP) increased $3.5 million for the three months ended March 31, 2023, compared to the same period in 2022 and Evergy's utility gross margin (non-GAAP) increased $25.2 million for the three months ended March 31, 2023, compared to the same period in 2022, both measures were driven by:
•a $11.8 million increase from new Evergy Metro and Evergy Missouri West retail rates effective in January 2023;
•an $8.4 million increase due to mark-to-market gains related to forward contracts for natural gas and electricity entered into as economic hedges against fuel price volatility related to Evergy Kansas Central's non-regulated 8% ownership share of JEC;
•a $7.8 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2023 and revised in March 2023; and
•a $6.4 million increase in operating revenue related to non-regulated energy marketing activity at Evergy Kansas Central; partially offset by
•a $9.2 million decrease primarily due to lower retail sales driven by warmer winter weather in 2023 (heating degree days decreased by 11%) partially offset by higher weather-normalized residential and commercial demand.

Additionally, the increase in Evergy's gross margin (GAAP) was also driven by:
•a $13.2 million decrease in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by a $5.2 million decrease in plant operating and maintenance expense at fossil-fuel generating units, a $5.0 million decrease in plant operating and maintenance expense at Wolf Creek and a $2.5 million decrease in transmission and distribution operating and maintenance expenses as further described below; partially offset by
•a $34.4 million increase in depreciation and amortization as further described below.
Operating and Maintenance
Evergy's operating and maintenance expense decreased $35.9 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily driven by:
•a $13.3 million decrease in administrative labor and employee benefits expenses primarily due to lower employee headcount compared to the first quarter of 2022;
•a $5.9 million decrease in various administrative and general operating and maintenance expenses primarily due to lower regulatory amortizations at Evergy Metro and Evergy Missouri West as a result of their 2022 rate cases;
•a $5.2 million decrease in plant operating and maintenance expense at fossil-fuel generating units primarily due to a $3.6 million decrease at Evergy Kansas Central driven by a major maintenance outage at JEC in 2022;
•a $5.0 million decrease in plant operating and maintenance expense at Wolf Creek at Evergy Kansas Central and Evergy Metro primarily due to lower refueling outage amortization in 2023 and lower labor expense in 2023 driven by an increase in labor capitalization and lower employee headcount;
•a $2.5 million decrease in transmission and distribution operating and maintenance expenses primarily at Evergy Kansas Central driven by lower labor expense primarily due to an increase in labor capitalization and lower employee headcount, partially offset by a $3.6 million increase in vegetation management costs; partially offset by
•a $3.7 million increase in property insurance expense due to a lower annual refund of nuclear insurance premiums received by Evergy Kansas Central and Evergy Metro in 2023 related to their ownership interest in Wolf Creek.
Depreciation and Amortization
Evergy's depreciation and amortization expense increased $34.4 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily driven by:
•a $23.5 million increase primarily due to capital additions; and
•a $10.9 million increase primarily due to a change in depreciation rates as a result of Evergy Metro's and Evergy Missouri West's 2022 rate cases effective in January 2023.

Other Expense, Net
Evergy's other expense, net decreased $26.3 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily driven by:
•an $18.7 million increase in investment earnings primarily driven by a $14.2 million loss from the sale of Evergy's equity investment in an early-stage energy solutions company in 2022 and a $5.8 million increase in interest and dividend income primarily due to an increase in carrying charges related to Evergy Missouri West's costs associated with the February 2021 winter weather event to be recovered through securitization financing; partially offset by a $4.7 million decrease in unrealized gains due to the change in fair value related to other equity investments;
•an $8.1 million decrease due to recording higher Evergy Kansas Central corporate-owned life insurance (COLI) benefits in 2023; and
•a $3.6 million decrease in pension non-service costs.
Interest Expense
Evergy's interest expense increased $31.3 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily driven by a $27.5 million increase in interest expense on short-term borrowings primarily due to higher short-term debt balances and weighted-average interest rates for Evergy Kansas Central, Evergy Metro and Evergy Missouri West in 2023.
LIQUIDITY AND CAPITAL RESOURCES
Evergy relies primarily upon cash from operations, short-term borrowings, long-term debt and equity issuances and its existing cash and cash equivalents to fund its capital requirements. Evergy's capital requirements primarily consist of capital expenditures, payment of contractual obligations and other commitments, and the payment of dividends to shareholders. See the Evergy Companies' combined 2022 Form 10-K for more information on Evergy's sources and uses of cash.
Short-Term Borrowings
As of March 31, 2023, Evergy had $952.8 million of available borrowing capacity under its master credit facility. The available borrowing capacity under the master credit facility consisted of $152.3 million for Evergy, Inc., $477.0 million for Evergy Kansas Central, $229.0 million for Evergy Metro and $94.5 million for Evergy Missouri West. The Evergy Companies' borrowing capacity under the master credit facility also supports their issuance of commercial paper. See Note 6 to the consolidated financial statements for more information regarding the master credit facility.
In February 2022, Evergy, Inc. entered into a $500.0 million unsecured Term Loan Facility that originally expired in February 2023. In February 2023, Evergy, Inc. amended the $500.0 million Term Loan Facility to extend the expiration date to February 2024. As a result of the amendment, Evergy, Inc. demonstrated its intent and ability to refinance the Term Loan Facility and reflected this $500.0 million borrowing within long-term debt, net, on Evergy's consolidated balance sheet as of December 31, 2022. As of March 31, 2023, Evergy had borrowed $500.0 million under the Term Loan Facility that is reflected within notes payable and commercial paper on Evergy's consolidated balance sheet. Evergy's borrowings under the Term Loan Facility were used for, among other things, working capital, capital expenditures and general corporate purposes.
Along with cash flows from operations and receivable sales facilities, Evergy generally uses borrowings under its master credit facility and the issuance of commercial paper to meet its day-to-day cash flow requirements. Evergy may also utilize these short-term borrowings to repay maturing long-term debt until the long-term debt is able to be refinanced. Evergy believes that its existing cash on hand and available borrowing capacity under its master credit facility provide sufficient liquidity for its existing capital requirements.
Significant Debt Issuances
See Note 7 to the consolidated financial statements for information regarding significant debt issuances.

Pensions
For the three months ended March 31, 2023, Evergy made pension contributions of $16.4 million. Evergy expects to make additional pension contributions of $22.0 million in 2023 to satisfy ERISA funding requirements and KCC and MPSC rate orders, of which $14.4 million is expected to be paid by Evergy Kansas Central and $7.6 million is expected to be paid by Evergy Metro. Also in 2023, Evergy expects to make additional post-retirement benefit contributions of $1.6 million.
Debt Covenants
As of March 31, 2023, Evergy was in compliance with all debt covenants under the master credit facility, the Term Loan Facility and certain debt instruments that contain restrictions that require the maintenance of certain capitalization and leverage ratios. See Note 6 to the consolidated financial statements for more information.
Cash Flows
The following table presents Evergy's cash flows from operating, investing and financing activities.

Three Months Ended March 31	2023	2022
	(millions)
Cash Flows from Operating Activities	$362.9	$265.1
Cash Flows used in Investing Activities	(496.9)	(531.3)
Cash Flows from Financing Activities	137.2	262.2
Cash Flows from Operating Activities
Evergy's cash flows from operating activities increased $97.8 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily driven by an increase in cash receipts for retail electric sales in 2023 primarily due to collection of higher December receivables in January 2023 and increases from new Evergy Metro and Evergy Missouri West retail rates effective in January 2023.
Cash Flows used in Investing Activities
Evergy's cash flows used in investing activities decreased $34.4 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily driven by an increase in proceeds from COLI investments at Evergy Kansas Central due to a higher number of policy settlements in 2023.
Cash Flows from Financing Activities
Evergy's cash flows from financing activities decreased $125.0 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily driven by:
•a $200.0 million decrease due to higher retirements of long-term debt, net due to Evergy Metro's repayment of $300.0 million of 3.15% Senior Notes in March 2023, partially offset by Evergy Missouri West's repayment of $100.0 million of 3.74% Senior Notes in March 2022;
•a $32.5 million repayment of borrowings against cash surrender value of corporate-owned life insurance in 2023 due to settlements; and
•a $18.7 million decrease in short-term debt borrowings driven by higher borrowings in 2022 for general corporate purposes; partially offset by
•a $146.3 million increase in proceeds from long-term debt, net due to Evergy Kansas Central's issuance of $400.0 million of 5.70% FMBs in March 2023; partially offset by Evergy Missouri West's issuance of $250.0 million of 3.75% FMBs in March 2022.

EVERGY KANSAS CENTRAL, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Kansas Central is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Kansas Central's comparative results of operations.

Three Months Ended March 31	2023	Change	2022
	(millions)
Operating revenues	$678.6	$64.7	$613.9
Fuel and purchased power	144.4	36.3	108.1
SPP network transmission costs	81.2	2.5	78.7
Operating and maintenance	107.6	(18.1)	125.7
Depreciation and amortization	124.1	4.4	119.7
Taxes other than income tax	55.7	1.2	54.5
Income from operations	165.6	38.4	127.2
Other income (expense), net	0.6	9.2	(8.6)
Interest expense	52.4	11.5	40.9
Income tax expense	8.4	4.8	3.6
Equity in earnings of equity method investees, net of income taxes	1.0	—	1.0
Net income	106.4	31.3	75.1
Less: Net income attributable to noncontrolling interests	3.1	—	3.1
Net income attributable to Evergy Kansas Central, Inc.	$103.3	$31.3	$72.0

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

	Revenues and Expenses			MWhs Sold
Three Months Ended March 31	2023	Change	2022	2023	Change	2022
Retail revenues	(millions)			(thousands)
Residential	$192.1	$(4.0)	$196.1	1,452	(97)	1,549
Commercial	178.1	12.9	165.2	1,672	35	1,637
Industrial	108.5	7.7	100.8	1,319	(51)	1,370
Other retail revenues	4.3	0.2	4.1	10	—	10
Total electric retail	483.0	16.8	466.2	4,453	(113)	4,566
Wholesale revenues	67.6	17.5	50.1	2,644	283	2,361
Transmission revenues	100.6	13.1	87.5	N/A	N/A	N/A
Other revenues	27.4	17.3	10.1	N/A	N/A	N/A
Operating revenues	678.6	64.7	613.9	7,097	170	6,927
Fuel and purchased power	(144.4)	(36.3)	(108.1)
SPP network transmission costs	(81.2)	(2.5)	(78.7)
Operating and maintenance (a)	(53.9)	11.1	(65.0)
Depreciation and amortization	(124.1)	(4.4)	(119.7)
Taxes other than income tax	(55.7)	(1.2)	(54.5)
Gross margin (GAAP)	219.3	31.4	187.9
Operating and maintenance (a)	53.9	(11.1)	65.0
Depreciation and amortization	124.1	4.4	119.7
Taxes other than income tax	55.7	1.2	54.5
Utility gross margin (non-GAAP)	$453.0	$25.9	$427.1
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $53.7 million and $60.7 million for the three months ended March 31, 2023 and 2022, respectively.

Evergy Kansas Central's gross margin (GAAP) increased $31.4 million for the three months ended March 31, 2023, compared to the same period in 2022, and Evergy Kansas Central's utility gross margin (non-GAAP) increased $25.9 million for the three months ended March 31, 2023, compared to the same period in 2022, both measures were driven by:
•a $13.1 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2023 and revised in March 2023;
•an $8.4 million increase due to mark-to-market gains related to forward contracts for natural gas and electricity entered into as economic hedges against fuel price volatility related to Evergy Kansas Central's non-regulated 8% ownership share of JEC;
•a $6.4 million increase in operating revenue related to non-regulated energy marketing activity at Evergy Kansas Central; partially offset by
•a $2.0 million decrease primarily due to lower retail sales driven by warmer winter weather (heating degree days decreased by 11%); partially offset by higher weather-normalized residential and commercial demand.

Additionally, the increase in Evergy Kansas Central's gross margin (GAAP) was also driven by:
•an $11.1 million decrease in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by a $3.7 million decrease in operating and maintenance expense at fossil-fuel generating units, a $2.4 million decrease in operating and maintenance expense at Wolf Creek and a $3.8 million decrease in transmission and distribution operating and maintenance expenses as described further below; partially offset by
•a $4.4 million increase in depreciation and amortization expense as described further below.
Evergy Kansas Central Operating and Maintenance
Evergy Kansas Central's operating and maintenance expense decreased $18.1 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily driven by:
•a $6.8 million decrease in administrative labor and employee benefits expenses primarily due to lower employee headcount compared to the first quarter of 2022;
•a $3.8 million decrease in various transmission and distribution operating and maintenance expenses primarily due to lower labor costs driven by an increase in labor capitalization and lower employee headcount, partially offset by a $2.5 million increase in vegetation management costs;
•a $3.7 million decrease in plant operating and maintenance expense at fossil-fuel generating units primarily driven by a major maintenance outage at JEC in 2022; and
•a $2.4 million decrease in plant operating and maintenance expense at Wolf Creek primarily due to lower refueling outage amortization in 2023 and lower labor costs in 2023 driven by an increase in labor capitalization and lower employee headcount; partially offset by
•a $1.9 million increase in property insurance expense due to a lower annual refund of nuclear insurance premiums received in 2023 related to Evergy Kansas Central's ownership interest in Wolf Creek; and
•a $1.8 million increase in costs billed for common use assets in 2023 from Evergy Metro related to facilities and software assets.
Evergy Kansas Central Depreciation and Amortization
Evergy Kansas Central's depreciation and amortization expense increased $4.4 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily driven by higher capital additions in 2023.
Evergy Kansas Central Other Expense, Net
Evergy Kansas Central's other expense, net in the first quarter of 2022 became other income, net in the first quarter of 2023 as a result of a $9.2 million increase in net other income items primarily driven by:
•a $8.1 million increase due to recording higher COLI benefits in 2023;
•a $2.9 million increase in net unrealized gains in Evergy Kansas Central's rabbi trust.
Evergy Kansas Central Interest Expense
Evergy Kansas Central's interest expense increased $11.5 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily driven by a $10.1 million increase in interest expense on short-term borrowings primarily due to higher short-term debt balances and weighted-average interest rates in 2023.
Evergy Kansas Central Income Tax Expense
Evergy Kansas Central's income tax expense increased $4.8 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily driven by:
•an $8.0 million increase due to higher pre-tax income in 2023; partially offset by
•a $2.1 million decrease primarily due to higher expected COLI proceeds in 2023; and
•a $1.6 million decrease due to higher wind and other income tax credits in 2023.

EVERGY METRO, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Metro is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Metro's comparative results of operations.

Three Months Ended March 31	2023	Change	2022
	(millions)
Operating revenues	$406.4	$(16.1)	$422.5
Fuel and purchased power	115.4	(17.1)	132.5
Operating and maintenance	65.3	(12.8)	78.1
Depreciation and amortization	102.4	19.5	82.9
Taxes other than income tax	33.5	0.1	33.4
Income from operations	89.8	(5.8)	95.6
Other expense, net	(5.5)	0.8	(6.3)
Interest expense	30.6	3.6	27.0
Income tax expense	6.9	(0.8)	7.7
Net income	$46.8	$(7.8)	$54.6

Evergy Metro Gross Margin (GAAP) and Utility Gross Margin (non-GAAP)
The following table summarizes Evergy Metro's gross margin (GAAP) and MWhs sold and reconciles Evergy Metro's gross margin (GAAP) to Evergy Metro's utility gross margin (non-GAAP). See "Executive Summary - Non-GAAP Measures" for additional information regarding gross margin (GAAP) and utility gross margin (non-GAAP).

	Revenues and Expenses			MWhs Sold
Three Months Ended March 31	2023	Change	2022	2023	Change	2022
Retail revenues	(millions)			(thousands)
Residential	$158.0	(1.9)	$159.9	1,329	(54)	1,383
Commercial	175.9	2.3	173.6	1,806	(3)	1,809
Industrial	28.4	(0.4)	28.8	399	—	399
Other retail revenues	2.7	0.1	2.6	17	—	17
Total electric retail	365.0	0.1	364.9	3,551	(57)	3,608
Wholesale revenues	11.4	3.7	7.7	826	(622)	1,448
Transmission revenues	3.8	(1.6)	5.4	N/A	N/A	N/A
Other revenues	26.2	(18.3)	44.5	N/A	N/A	N/A
Operating revenues	406.4	(16.1)	422.5	4,377	(679)	5,056
Fuel and purchased power	(115.4)	17.1	(132.5)
Operating and maintenance (a)	(47.6)	2.7	(50.3)
Depreciation and amortization	(102.4)	(19.5)	(82.9)
Taxes other than income tax	(33.5)	(0.1)	(33.4)
Gross margin (GAAP)	107.5	(15.9)	123.4
Operating and maintenance (a)	47.6	(2.7)	50.3
Depreciation and amortization	102.4	19.5	82.9
Taxes other than income tax	33.5	0.1	33.4
Utility gross margin (non-GAAP)	$291.0	$1.0	$290.0
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $17.7 million and $27.8 million for the three months ended March 31, 2023 and 2022, respectively.

Evergy Metro's gross margin (GAAP) decreased $15.9 million for the three months ended March 31, 2023, compared to the same period in 2022 and Evergy Metro's utility gross margin (non-GAAP) increased $1.0 million for the three months ended March 31, 2023, compared to the same period in 2022, both measures were driven by:
•a $3.7 million decrease primarily due to lower retail sales driven by warmer winter weather (heating degree days decreased by 11%) partially offset by higher weather-normalized residential and commercial demand; partially offset by
•a $4.7 million increase from new Evergy Metro retail rates effective in January 2023.
Additionally, the decrease in Evergy Metro's gross margin (GAAP) was also partially offset by:
•a $19.5 million increase in depreciation and amortization expense as described further below; partially offset by
•a $2.7 million decrease in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by a $2.6 million decrease in plant operating and maintenance expense at Wolf Creek as further described below.

Evergy Metro Operating and Maintenance
Evergy Metro's operating and maintenance expense decreased $12.8 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily driven by:
•a $4.2 million decrease in administrative labor and employee benefits expenses primarily due to lower employee headcount compared to the first quarter of 2022;
•a $3.7 million decrease in various administrative and general operating and maintenance expenses primarily driven by lower regulatory amortizations as a result of Evergy Metro's 2022 rate case;
•a $2.6 million decrease in plant operating and maintenance expense at Wolf Creek primarily due to lower refueling outage amortizations in 2023 and lower labor costs driven by an increase in labor capitalization and lower employee headcount; and
•a $1.4 million decrease due to higher costs billed for common use assets in 2022, primarily to Evergy Kansas Central related to facilities and software assets; partially offset by
•a $1.8 million increase in property insurance expense due to a lower annual refund of nuclear insurance premiums received in 2023 related to Evergy Metro's ownership interest in Wolf Creek.
Evergy Metro Depreciation Expense
Evergy Metro's depreciation and amortization expense increased $19.5 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily driven by:
•a $12.4 million increase primarily due to capital additions; and
•a $7.1 million increase due to a change in depreciation rates as a result of Evergy Metro's 2022 rate case effective in January 2023.
Evergy Metro Interest Expense
Evergy Metro's interest expense increased $3.6 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily driven by a $4.3 million increase in interest expense on short-term borrowings primarily due to higher short-term debt balances and weighted-average interest rates in 2023.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of business, Evergy faces risks that are either non-financial or non-quantifiable. Such risks principally include business, legal, operational and credit risks and are discussed elsewhere in this report as well as in the Evergy Companies' combined 2022 Form 10-K and therefore are not represented here.
Evergy's interim period disclosures about market risk included in quarterly reports on Form 10-Q address material changes, if any, from the most recently filed annual report on Form 10-K. Therefore, these interim period disclosures should be read in conjunction with Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk included in the Evergy Companies' combined 2022 Form 10-K. Evergy's exposure to market risk has not changed materially since December 31, 2022.
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

Changes in Internal Control Over Financial Reporting
There has been no change in Evergy’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Kansas Central’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Metro’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Other Proceedings
The Evergy Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 4 and 10 to the consolidated financial statements.  Such information is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Actual results in future periods for the Evergy Companies could differ materially from historical results and the forward-looking statements contained in this report. The business of the Evergy Companies is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond their control. Additional risks and uncertainties not presently known or that management currently believes to be immaterial may also adversely affect the Evergy Companies. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors included in the 2022 Form 10-K for each of Evergy, Evergy Kansas Central and Evergy Metro, as well as Quarterly Reports on Form 10-Q and from time to time in Current Reports on Form 8-K filed by Evergy, Evergy Kansas Central and

Evergy Metro. There have been no material changes with regards to those risk factors since the filing of the 2022 Form 10-K for each of Evergy, Evergy Kansas Central and Evergy Metro. This information, as well as the other information included in this report and in the other documents filed with the SEC, should be carefully considered before making an investment in the securities of the Evergy Companies. Risk factors of Evergy Kansas Central and Evergy Metro are also risk factors of Evergy.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities
The following table provides information regarding purchases by Evergy of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2023.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased(a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - 31	—	$—	—	—
February 1 - 28	6,488	60.93	—	—
March 1 - 31	32,604	60.04	—	—
Total	39,092	$60.19	—	—
(a) Represents shares Evergy purchased for withholding taxes related to the vesting of restricted stock units.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
Annual Shareholder Meeting Results
Evergy's annual meeting of shareholders was held on May 2, 2023. In accordance with the recommendations of the Board, the shareholders (i) elected eleven directors; (ii) approved, on an advisory and non-binding basis, the 2022 compensation of Evergy's named executive officers; and (iii) ratified the appointment of Deloitte & Touche LLP as independent registered public accountants for 2023. The proposals voted upon at the annual meeting, as well as the voting results for each proposal are set forth below.
Item 1 on the Proxy Card. The eleven persons named below were elected, as proposed in the proxy statement, to serve as directors until Evergy's annual meeting in 2024, and until their successors are elected and qualified. The voting regarding the election was as follows:

	Number of Votes
	For	Against	Abstain	Broker Non-Votes
David A. Campbell	179,091,739	1,800,824	376,750	21,666,048
Thomas D. Hyde	175,784,094	5,057,304	427,915	21,666,048
B. Anthony Isaac	177,218,794	3,615,419	435,100	21,666,048
Paul M. Keglevic	178,897,459	1,931,123	440,731	21,666,048
Mary L. Landrieu	178,896,460	1,877,669	495,184	21,666,048
Sandra A.J. Lawrence	161,654,213	19,201,711	413,389	21,666,048
Ann D. Murtlow	178,725,830	2,117,555	425,928	21,666,048
Sandra J. Price	177,184,197	3,662,610	422,506	21,666,048
Mark A. Ruelle	174,153,974	6,732,808	382,531	21,666,048
James Scarola	180,013,693	824,820	430,800	21,666,048
C. John Wilder	176,037,399	4,794,935	436,979	21,666,048
Item 2 on the Proxy Card. In an advisory and non-binding "say on pay" vote, shareholders approved the 2022 compensation of Evergy's named executive officers, with the following vote:

Number of Votes
For	Against	Abstain	Broker Non-Votes
173,989,500	6,479,331	800,482	21,666,048
Item 3 on the Proxy Card. Shareholders voted for the ratification and confirmation of the appointment of Deloitte & Touche LLP as Evergy's independent registered public accounting firm for 2023, with the following vote:

Number of Votes
For	Against	Abstain	Broker Non-Votes
197,521,839	4,927,348	486,174	0
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
Nineteenth Supplemental Indenture, dated as of April 4, 2023, between Evergy Metro and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.1 to Evergy's and Evergy Metro's Form 8-K filed on April 6, 2023).
Evergy Evergy Metro

4.2	*
Fifty-First Supplemental Indenture, dated as of March 14, 2023, between Evergy Kansas Central, Inc. and The Bank of New York Mellon Trust company, N.A., as trustee (Exhibit 4.1 to Evergy's and Evergy Kansas Central's Form 8-K filed on March 14, 2023
Evergy Evergy Kansas Central

10.1	*
First Amendment to Term Loan Credit Agreement, dated as of February 23, 2023, by and among Evergy, Inc., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (Exhibit 10.1 to Evergy's Form 8-K filed February 27, 2023).
Evergy

10.2	*+	Form of Evergy, Inc. 2023 Performance-Based Restricted Stock Unit Agreement (Exhibit 10.9 to Evergy's Form 10-K for the period ended December 31, 2022).	Evergy Evergy Kansas Central Evergy Metro

10.3	*+	Form of Evergy, Inc. 2023 Time-Based Restricted Stock Unit Agreement (Exhibit 10.10 to Evergy's Form 10-K for the period ended December 31, 2022).	Evergy Evergy Kansas Central Evergy Metro

10.4	*+	Evergy, Inc. 2023 Annual Incentive Plan (Exhibit 10.13 to Evergy's Form 10-K for the period ended December 31, 2022).	Evergy Evergy Kansas Central Evergy Metro

10.5	*+	Evergy, Inc. Amended and Restated Nonqualified Deferred Compensation Plan, effective January 1, 2023 (Exhibit 10.26 to Evergy's Form 10-K for the period ended December 31, 2022).	Evergy Evergy Kansas Central Evergy Metro

10.6	+	Summary of Evergy, Inc. Non-Employee Director Compensation.	Evergy

31.1		Rule 13a-14(a)/15d-14(a) Certification of David A. Campbell.	Evergy

31.2		Rule 13a-14(a)/15d-14(a) Certification of Kirkland B. Andrews.	Evergy

31.3		Rule 13a-14(a)/15d-14(a) Certification of David A. Campbell.	Evergy Metro

31.4		Rule 13a-14(a)/15d-14(a) Certification of Kirkland B. Andrews.	Evergy Metro

31.5		Rule 13a-14(a)/15d-14(a) Certification of David A. Campbell.	Evergy Kansas Central

31.6		Rule 13a-14(a)/15d-14(a) Certification of Kirkland B. Andrews.	Evergy Kansas Central

32.1	**	Section 1350 Certifications.	Evergy

32.2	**	Section 1350 Certifications.	Evergy Metro

32.3	**	Section 1350 Certifications.	Evergy Kansas Central

101.INS	***	XBRL Instance Document.	n/a

101.SCH		Inline XBRL Taxonomy Extension Schema Document.	Evergy Evergy Kansas Central Evergy Metro

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	Evergy Evergy Kansas Central Evergy Metro
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

EVERGY, INC.

Dated:	May 4, 2023	By: /s/ Kirkland B. Andrews
(Kirkland B. Andrews)
(Executive Vice President and Chief Financial Officer)

EVERGY KANSAS CENTRAL, INC.

Dated:	May 4, 2023	By: /s/ Kirkland B. Andrews
(Kirkland B. Andrews)
(Executive Vice President and Chief Financial Officer)

EVERGY METRO, INC.

Dated:	May 4, 2023	By: /s/ Kirkland B. Andrews
(Kirkland B. Andrews)
(Executive Vice President and Chief Financial Officer)