Form 10-Q
period 2023-06-30
Evergy, Inc.; EVERGY METRO, INC.; EVERGY KANSAS CENTRAL, INC.
filed 2023-08-04
CIK 1711269, 54476, 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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

On July 28, 2023, Evergy, Inc. had 229,702,154 shares of common stock outstanding.  On July 28, 2023, Evergy Metro, Inc. and Evergy Kansas Central, Inc. each had one share of common stock outstanding and held by Evergy, Inc.

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
In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Evergy Companies are providing a number of risks, uncertainties and other factors that could cause actual results to differ from the forward-looking information. These risks, uncertainties and other factors include, but are not limited to: economic and weather conditions and any impact on sales, prices and costs; changes in business strategy or operations; the impact of federal, state and local political, legislative, judicial and regulatory actions or developments, including deregulation, re-regulation, securitization and restructuring of the electric utility industry; decisions of regulators regarding, among other things, customer rates and the prudency of operational decisions such as capital expenditures and asset retirements; changes in applicable laws, regulations, rules, principles or practices, or the interpretations thereof, governing tax, accounting and environmental matters, including air and water quality and waste management and disposal; the impact of climate change, including increased frequency and severity of significant weather events and the extent to which counterparties are willing to do business with, finance the operations of or purchase energy from the Evergy Companies due to the fact that the Evergy Companies operate coal-fired generation; prices and availability of electricity and natural gas in wholesale markets; market perception of the energy industry and the Evergy Companies; the impact of future Coronavirus (COVID-19) variants on, among other things, sales, results of operations, financial condition, liquidity and cash flows, and also on operational issues, such as supply chain issues and the availability and ability of the Evergy Companies' employees and suppliers to perform the functions that are necessary to operate the Evergy Companies; changes in the energy trading markets in which the Evergy Companies participate, including retroactive repricing of transactions by regional transmission organizations (RTO) and independent system operators; financial market conditions and performance, current disruptions in the banking industry, including changes in interest rates and credit spreads and in availability and cost of capital and the effects on derivatives and hedges, nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of physical and cybersecurity breaches, criminal activity, terrorist attacks, acts of war and other disruptions to the Evergy Companies' facilities or information technology infrastructure or the facilities and infrastructure of third-party service providers on which the Evergy Companies rely; impact of the Russian, Ukrainian conflict on the global energy market; ability to carry out marketing and sales plans; cost, availability, quality and timely provision of equipment, supplies, labor and fuel; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; delays and cost increases of generation, transmission, distribution or other projects; the Evergy Companies' ability to manage their transmission and distribution development plans and transmission joint ventures; the inherent risks associated with the ownership and operation of a nuclear facility, including environmental, health, safety, regulatory and financial risks; workforce risks, including those related to the Evergy Companies' ability to attract and retain qualified personnel, maintain satisfactory relationships with their labor unions and manage costs of, or changes in, wages, retirement, health care and other benefits; disruption, costs and uncertainties caused by or related to the actions of individuals or entities, such as activist shareholders or special interest groups, that seek to influence Evergy's strategic plan, financial results or operations; the impact of changing expectations and demands of the Evergy Companies' customers, regulators, investors and stakeholders, including heightened emphasis on environmental, social and governance concerns; the possibility that strategic initiatives, including mergers, acquisitions and divestitures, and long-term financial plans, may not create the value that they are expected to achieve in a timely manner or at all; difficulties in maintaining relationships with customers, employees, regulators or suppliers; and other risks and uncertainties.

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

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

ACE	Affordable Clean Energy
AEP	American Electric Power Company, Inc.
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income
AROs	Asset retirement obligations
CAA	Clean Air Act
CCN	Certificate of Convenience and Necessity
CCRs	Coal combustion residuals
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
CSAPR	Cross-State Air Pollution
ELG	Effluent limitations guidelines
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERSP	Earnings Review and Sharing Plan
Evergy	Evergy, Inc. and its consolidated subsidiaries
Evergy Board	Evergy Board of Directors
Evergy Companies	Evergy, Evergy Kansas Central, and Evergy Metro, collectively, which are individual registrants within the Evergy consolidated group
Evergy Kansas Central	Evergy Kansas Central, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Kansas South	Evergy Kansas South, Inc., a wholly-owned subsidiary of Evergy Kansas Central
Evergy Metro	Evergy Metro, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Missouri West	Evergy Missouri West, Inc., a wholly-owned subsidiary of Evergy
Evergy Transmission Company	Evergy Transmission Company, LLC
Exchange Act	The Securities Exchange Act of 1934, as amended
February 2021 winter weather event	Significant winter weather event in February 2021 that resulted in extremely cold temperatures over a multi-day period across much of the central and southern United States
FERC	Federal Energy Regulatory Commission
FMBs	First Mortgage Bonds
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
Great Plains Energy	Great Plains Energy Incorporated
JEC	Jeffrey Energy Center
KCC	State Corporation Commission of the State of Kansas
KDHE	Kansas Department of Health & Environment
kV	Kilovolt
MDNR	Missouri Department of Natural Resources
MPSC	Public Service Commission of the State of Missouri

Abbreviation or Acronym	Definition
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
OCI	Other comprehensive income
OPC	Office of the Public Counsel
Persimmon Creek	Persimmon Creek Wind Farm 1, LLC
Prairie Wind	Prairie Wind Transmission, LLC, 50% owned by Evergy Kansas Central
RSU	Restricted share unit
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SIP	State implementation plan
SPP	Southwest Power Pool, Inc.
TCR	Transmission congestion right
TDC	Transmission delivery charge
Term Loan Facility	Term Loan Credit Agreement
TFR	Transmission formula rate
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by Evergy Transmission Company
Wolf Creek	Wolf Creek Generating Station

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2023	2022
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$31.4	$25.2
Receivables, net of allowance for credit losses of $22.6 and $31.4, respectively	321.1	315.3
Accounts receivable pledged as collateral	347.0	359.0
Fuel inventory and supplies	729.4	672.9
Income taxes receivable	—	9.3
Regulatory assets	306.7	368.0
Prepaid expenses	58.3	47.8
Other assets	41.4	44.5
Total Current Assets	1,835.3	1,842.0
PROPERTY, PLANT AND EQUIPMENT, NET	22,838.8	22,136.5
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	137.1	140.7
OTHER ASSETS:
Regulatory assets	1,877.3	1,846.3
Nuclear decommissioning trust fund	717.2	653.3
Goodwill	2,336.6	2,336.6
Other	534.8	534.5
Total Other Assets	5,465.9	5,370.7
TOTAL ASSETS	$30,277.1	$29,489.9
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2023	2022
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$89.4	$439.1
Notes payable and commercial paper	2,371.1	1,332.3
Collateralized note payable	347.0	359.0
Accounts payable	369.8	600.8
Accrued taxes	233.5	163.0
Accrued interest	100.7	124.3
Regulatory liabilities	185.6	155.4
Asset retirement obligations	40.5	40.4
Accrued compensation and benefits	55.0	81.1
Other	159.0	198.4
Total Current Liabilities	3,951.6	3,493.8
LONG-TERM LIABILITIES:
Long-term debt, net	10,097.1	9,905.7
Deferred income taxes	2,053.9	1,996.6
Unamortized investment tax credits	170.9	174.6
Regulatory liabilities	2,503.6	2,566.8
Pension and post-retirement liability	512.4	458.4
Asset retirement obligations	1,143.9	1,112.8
Other	293.0	287.9
Total Long-Term Liabilities	16,774.8	16,502.8
Commitments and Contingencies (Note 11)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value 229,701,709 and 229,546,105 shares issued, stated value	7,229.0	7,219.7
Retained earnings	2,337.8	2,298.5
Accumulated other comprehensive loss	(31.9)	(34.5)
Total Evergy, Inc. Shareholders' Equity	9,534.9	9,483.7
Noncontrolling Interests	15.8	9.6
Total Equity	9,550.7	9,493.3
TOTAL LIABILITIES AND EQUITY	$30,277.1	$29,489.9
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Year to Date June 30
	2023	2022	2023	2022
	(millions, except per share amounts)
OPERATING REVENUES	$1,354.2	$1,446.5	$2,651.0	$2,670.4
OPERATING EXPENSES:
Fuel and purchased power	344.8	414.3	699.0	723.3
SPP network transmission costs	75.4	81.5	156.6	160.2
Operating and maintenance	227.6	282.8	443.9	535.0
Depreciation and amortization	269.4	232.1	532.8	461.1
Taxes other than income tax	100.4	100.3	202.8	202.2
Total Operating Expenses	1,017.6	1,111.0	2,035.1	2,081.8
INCOME FROM OPERATIONS	336.6	335.5	615.9	588.6
OTHER INCOME (EXPENSE):
Investment earnings (loss)	6.7	(0.9)	15.8	(10.5)
Other income	2.6	5.9	14.8	14.1
Other expense	(21.0)	(22.9)	(42.3)	(47.8)
Total Other Expense, Net	(11.7)	(17.9)	(11.7)	(44.2)
Interest expense	133.7	99.3	256.8	191.1
INCOME BEFORE INCOME TAXES	191.2	218.3	347.4	353.3
Income tax expense	10.8	22.1	23.2	33.6
Equity in earnings of equity method investees, net of income taxes	1.8	1.4	3.7	3.5
NET INCOME	182.2	197.6	327.9	323.2
Less: Net income attributable to noncontrolling interests	3.1	3.1	6.2	6.2
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$179.1	$194.5	$321.7	$317.0
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO EVERGY, INC. (see Note 1)
Basic earnings per common share	$0.78	$0.85	$1.40	$1.38
Diluted earnings per common share	$0.78	$0.84	$1.40	$1.38
AVERAGE COMMON SHARES OUTSTANDING
Basic	230.1	229.9	230.0	229.8
Diluted	230.5	230.4	230.4	230.4
COMPREHENSIVE INCOME
NET INCOME	$182.2	$197.6	$327.9	$323.2
Derivative hedging activity
Reclassification to expenses, net of tax	1.3	1.3	2.6	2.7
Derivative hedging activity, net of tax	1.3	1.3	2.6	2.7
Defined benefit pension plans
Amortization of net losses included in net periodic benefit costs, net of tax	—	0.1	—	0.1
Change in unrecognized pension expense, net of tax	—	0.1	—	0.1
Total other comprehensive income	1.3	1.4	2.6	2.8
COMPREHENSIVE INCOME	183.5	199.0	330.5	326.0
Less: Comprehensive income attributable to noncontrolling interest	3.1	3.1	6.2	6.2
COMPREHENSIVE INCOME ATTRIBUTABLE TO EVERGY, INC.	$180.4	$195.9	$324.3	$319.8
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2023	2022
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$327.9	$323.2
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	532.8	461.1
Amortization of nuclear fuel	30.6	31.8
Amortization of deferred refueling outage	9.1	12.5
Amortization of corporate-owned life insurance	12.5	11.7
Non-cash compensation	11.5	11.0
Net deferred income taxes and credits	0.7	6.9
Allowance for equity funds used during construction	(4.7)	(12.8)
Payments for asset retirement obligations	(4.8)	(3.9)
Equity in earnings of equity method investees, net of income taxes	(3.7)	(3.5)
Income from corporate-owned life insurance	(9.0)	(0.9)
Other	0.8	0.6
Changes in working capital items:
Accounts receivable	5.6	(131.9)
Accounts receivable pledged as collateral	12.0	(28.0)
Fuel inventory and supplies	(55.9)	(69.5)
Prepaid expenses and other current assets	48.3	(27.8)
Accounts payable	(196.9)	(75.9)
Accrued taxes	79.8	87.7
Other current liabilities	(77.9)	(61.6)
Changes in other assets	13.5	35.1
Changes in other liabilities	(17.0)	23.1
Cash Flows from Operating Activities	715.2	588.9
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,104.2)	(1,116.4)
Acquisition of Persimmon Creek, net of cash acquired	(217.9)	—
Purchase of securities - trusts	(22.0)	(19.4)
Sale of securities - trusts	15.3	19.4
Investment in corporate-owned life insurance	(15.7)	(15.5)
Proceeds from investment in corporate-owned life insurance	42.4	2.9
Other investing activities	(5.3)	0.1
Cash Flows used in Investing Activities	(1,307.4)	(1,128.9)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	537.4	369.1
Proceeds from Term Loan Facility	—	500.0
Collateralized short-term borrowings, net	(12.0)	28.0
Proceeds from long-term debt	690.5	246.9
Retirements of long-term debt	(350.0)	(387.5)
Borrowings against cash surrender value of corporate-owned life insurance	51.0	51.1
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(32.6)	(1.2)
Cash dividends paid	(281.3)	(262.7)
Other financing activities	(4.6)	(7.5)
Cash Flows from Financing Activities	598.4	536.2
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	6.2	(3.8)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	25.2	26.2
End of period	$31.4	$22.4
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

EVERGY, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	AOCI	Non-controlling interests	Total equity
	(millions, except share amounts)

Balance as of December 31, 2022	229,546,105	$7,219.7	$2,298.5	$(34.5)	$9.6	$9,493.3
Net income	—	—	142.6	—	3.1	145.7
Issuance of stock compensation and reinvested dividends, net of tax withholding	130,594	(2.4)	—	—	—	(2.4)
Dividends declared on common stock ($0.6125 per share)	—	—	(140.7)	—	—	(140.7)
Dividend equivalents declared	—	—	(0.4)	—	—	(0.4)
Stock compensation expense	—	4.7	—	—	—	4.7
Unearned compensation
Compensation expense recognized	—	0.1	—	—	—	0.1
Derivative hedging activity, net of tax	—	—	—	1.3	—	1.3
Other	—	0.1	—	—	—	0.1
Balance as of March 31, 2023	229,676,699	$7,222.2	$2,300.0	$(33.2)	$12.7	$9,501.7
Net income	—	—	179.1	—	3.1	182.2
Issuance of stock compensation and reinvested dividends, net of tax withholding	25,010	—	—	—	—	—
Dividends declared on common stock ($0.6125 per share)	—	—	(140.7)	—	—	(140.7)
Dividend equivalents declared	—	—	(0.6)	—	—	(0.6)
Stock compensation expense	—	6.6	—	—	—	6.6
Unearned compensation
Compensation expense recognized	—	0.1	—	—	—	0.1
Derivative hedging activity, net of tax	—	—	—	1.3	—	1.3
Other	—	0.1	—	—	—	0.1
Balance as of June 30, 2023	229,701,709	$7,229.0	$2,337.8	$(31.9)	$15.8	$9,550.7
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2023	2022
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$12.2	$8.7
Receivables, net of allowance for credit losses of $11.1 and $16.9, respectively	196.9	249.4
Related party receivables	9.7	7.9
Accounts receivable pledged as collateral	172.0	185.0
Fuel inventory and supplies	390.9	349.5
Income taxes receivable	15.4	—
Regulatory assets	129.4	121.9
Prepaid expenses	27.4	18.7
Other assets	22.0	28.8
Total Current Assets	975.9	969.9
PROPERTY, PLANT AND EQUIPMENT, NET	11,582.7	11,080.8
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITIES, NET	137.1	140.7
OTHER ASSETS:
Regulatory assets	592.1	590.0
Nuclear decommissioning trust fund	343.2	318.8
Other	261.5	268.1
Total Other Assets	1,196.8	1,176.9
TOTAL ASSETS	$13,892.5	$13,368.3
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2023	2022
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$50.0
Notes payable and commercial paper	813.8	772.1
Collateralized note payable	172.0	185.0
Accounts payable	184.0	247.3
Related party payables	29.3	28.9
Accrued taxes	115.7	125.5
Accrued interest	51.6	72.6
Regulatory liabilities	95.2	72.1
Asset retirement obligations	21.6	21.3
Accrued compensation and benefits	28.2	39.4
Other	112.1	135.0
Total Current Liabilities	1,623.5	1,749.2
LONG-TERM LIABILITIES:
Long-term debt, net	4,281.7	3,886.9
Deferred income taxes	847.1	844.5
Unamortized investment tax credits	55.4	57.3
Regulatory liabilities	1,379.7	1,368.9
Pension and post-retirement liability	268.5	244.7
Asset retirement obligations	564.7	543.8
Other	170.2	165.6
Total Long-Term Liabilities	7,567.3	7,111.7
Commitments and Contingencies (Note 11)
EQUITY:
Evergy Kansas Central, Inc. Shareholder's Equity:
Common stock - 1,000 shares authorized, $0.01 par value, 1 share issued	2,737.6	2,737.6
Retained earnings	1,948.3	1,760.2
Total Evergy Kansas Central, Inc. Shareholder's Equity	4,685.9	4,497.8
Noncontrolling Interests	15.8	9.6
Total Equity	4,701.7	4,507.4
TOTAL LIABILITIES AND EQUITY	$13,892.5	$13,368.3
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30		Year to Date June 30
	2023	2022	2023	2022
	(millions)
OPERATING REVENUES	$639.6	$724.0	$1,318.2	$1,337.9
OPERATING EXPENSES:
Fuel and purchased power	113.8	179.0	258.2	287.1
SPP network transmission costs	75.4	81.5	156.6	160.2
Operating and maintenance	115.6	141.5	223.2	267.2
Depreciation and amortization	128.7	120.6	252.8	240.3
Taxes other than income tax	54.5	53.9	110.2	108.4
Total Operating Expenses	488.0	576.5	1,001.0	1,063.2
INCOME FROM OPERATIONS	151.6	147.5	317.2	274.7
OTHER INCOME (EXPENSE):
Investment earnings (loss)	0.4	(2.4)	1.7	(3.9)
Other income	1.1	2.7	10.3	5.8
Other expense	(8.7)	(9.1)	(18.6)	(19.3)
Total Other Expense, Net	(7.2)	(8.8)	(6.6)	(17.4)
Interest expense	54.4	44.7	106.8	85.6
INCOME BEFORE INCOME TAXES	90.0	94.0	203.8	171.7
Income tax expense	3.1	4.4	11.5	8.0
Equity in earnings of equity method investees, net of income taxes	1.0	1.0	2.0	2.0
NET INCOME	87.9	90.6	194.3	165.7
Less: Net income attributable to noncontrolling interests	3.1	3.1	6.2	6.2
NET INCOME ATTRIBUTABLE TO EVERGY KANSAS CENTRAL, INC.	$84.8	$87.5	$188.1	$159.5
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2023	2022
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$194.3	$165.7
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	252.8	240.3
Amortization of nuclear fuel	15.2	15.9
Amortization of deferred refueling outage	4.6	6.3
Amortization of corporate-owned life insurance	12.5	11.7
Net deferred income taxes and credits	(15.0)	(27.9)
Allowance for equity funds used during construction	(1.2)	(5.0)
Payments for asset retirement obligations	(3.9)	(1.8)
Equity in earnings of equity method investees, net of income taxes	(2.0)	(2.0)
Income from corporate-owned life insurance	(9.0)	(0.9)
Other	(2.7)	(2.7)
Changes in working capital items:
Accounts receivable	55.2	(56.1)
Accounts receivable pledged as collateral	13.0	(15.0)
Fuel inventory and supplies	(40.8)	(50.2)
Prepaid expenses and other current assets	15.9	(10.2)
Accounts payable	(42.8)	30.5
Accrued taxes	(25.2)	34.3
Other current liabilities	(52.3)	(44.1)
Changes in other assets	9.6	10.4
Changes in other liabilities	12.2	15.5
Cash Flows from Operating Activities	390.4	314.7
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(579.9)	(456.3)
Acquisition of Persimmon Creek, net of cash acquired	(217.9)	—
Purchase of securities - trusts	(6.5)	(5.7)
Sale of securities - trusts	4.9	9.5
Investment in corporate-owned life insurance	(15.7)	(15.5)
Proceeds from investment in corporate-owned life insurance	42.4	2.9
Other investing activities	0.3	(2.2)
Cash Flows used in Investing Activities	(772.4)	(467.3)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	41.0	322.5
Collateralized short-term debt, net	(13.0)	15.0
Proceeds from long-term debt	393.3	—
Retirements of long-term debt	(50.0)	—
Borrowings against cash surrender value of corporate-owned life insurance	48.0	49.2
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(32.6)	(1.2)
Cash dividends paid	—	(225.0)
Other financing activities	(1.2)	(1.9)
Cash Flows from Financing Activities	385.5	158.6
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3.5	6.0
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	8.7	3.1
End of period	$12.2	$9.1
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy Kansas Central, Inc. Shareholder
	Common stock shares	Common stock	Retained earnings	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2021	1	$2,737.6	$1,806.6	$(2.7)	$4,541.5
Net income	—	—	72.0	3.1	75.1
Dividends declared on common stock	—	—	(25.0)	—	(25.0)
Balance as of March 31, 2022	1	$2,737.6	$1,853.6	$0.4	$4,591.6
Net income	—	—	87.5	3.1	90.6
Dividends declared on common stock	—	—	(200.0)	—	(200.0)
Balance as of June 30, 2022	1	$2,737.6	$1,741.1	$3.5	$4,482.2

Balance as of December 31, 2022	1	$2,737.6	$1,760.2	$9.6	$4,507.4
Net income	—	—	103.3	3.1	106.4
Balance as of March 31, 2023	1	$2,737.6	$1,863.5	$12.7	$4,613.8
Net income	—	—	84.8	3.1	87.9
Balance as of June 30, 2023	1	$2,737.6	$1,948.3	$15.8	$4,701.7
The disclosures regarding Evergy Kansas Central included in the accompanying Unaudited Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2023	2022
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$4.5	$3.1
Receivables, net of allowance for credit losses of $7.3 and $9.3, respectively	78.3	37.8
Related party receivables	114.7	170.4
Accounts receivable pledged as collateral	125.0	124.0
Fuel inventory and supplies	241.8	240.6
Income taxes receivable	—	0.2
Regulatory assets	52.2	42.3
Prepaid expenses	23.3	22.4
Other assets	13.8	11.0
Total Current Assets	653.6	651.8
PROPERTY, PLANT AND EQUIPMENT, NET	7,939.9	7,844.2
OTHER ASSETS:
Regulatory assets	350.2	331.5
Nuclear decommissioning trust fund	374.0	334.5
Other	82.8	87.2
Total Other Assets	807.0	753.2
TOTAL ASSETS	$9,400.5	$9,249.2
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2023	2022
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$79.5	$379.5
Notes payable and commercial paper	311.5	111.0
Collateralized note payable	125.0	124.0
Accounts payable	146.3	252.3
Related party payables	0.3	0.9
Accrued taxes	99.3	40.5
Accrued interest	26.0	27.9
Regulatory liabilities	60.3	55.3
Asset retirement obligations	16.6	17.1
Accrued compensation and benefits	26.8	41.7
Other	33.6	49.2
Total Current Liabilities	925.2	1,099.4
LONG-TERM LIABILITIES:
Long-term debt, net	2,845.4	2,547.1
Deferred income taxes	761.5	720.9
Unamortized investment tax credits	113.1	114.7
Regulatory liabilities	837.9	872.8
Pension and post-retirement liability	226.3	196.6
Asset retirement obligations	436.6	427.1
Other	86.7	84.3
Total Long-Term Liabilities	5,307.5	4,963.5
Commitments and Contingencies (Note 11)
EQUITY:
Common stock - 1,000 shares authorized, without par value, 1 share issued, stated value	1,563.1	1,563.1
Retained earnings	1,600.8	1,619.2
Accumulated other comprehensive income	3.9	4.0
Total Equity	3,167.8	3,186.3
TOTAL LIABILITIES AND EQUITY	$9,400.5	$9,249.2
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Year to Date June 30
	2023	2022	2023	2022
	(millions)
OPERATING REVENUES	$485.3	$500.1	$891.7	$922.6
OPERATING EXPENSES:
Fuel and purchased power	142.0	158.9	257.4	291.4
Operating and maintenance	66.8	86.7	132.1	164.8
Depreciation and amortization	105.4	84.5	207.8	167.4
Taxes other than income tax	32.2	33.7	65.7	67.1
Total Operating Expenses	346.4	363.8	663.0	690.7
INCOME FROM OPERATIONS	138.9	136.3	228.7	231.9
OTHER INCOME (EXPENSE):
Investment earnings	1.0	0.1	1.7	0.2
Other income	1.4	3.2	4.2	7.3
Other expense	(9.8)	(10.1)	(18.8)	(20.6)
Total Other Expense, Net	(7.4)	(6.8)	(12.9)	(13.1)
Interest expense	35.0	26.8	65.6	53.8
INCOME BEFORE INCOME TAXES	96.5	102.7	150.2	165.0
Income tax expense	11.7	14.3	18.6	22.0
NET INCOME	$84.8	$88.4	$131.6	$143.0
COMPREHENSIVE INCOME
NET INCOME	$84.8	$88.4	$131.6	$143.0
OTHER COMPREHENSIVE INCOME:
Derivative hedging activity
Reclassification to expenses, net of tax	—	(0.1)	(0.1)	(0.1)
Derivative hedging activity, net of tax	—	(0.1)	(0.1)	(0.1)
Total other comprehensive loss	—	(0.1)	(0.1)	(0.1)
COMPREHENSIVE INCOME	$84.8	$88.3	$131.5	$142.9
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2023	2022
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$131.6	$143.0
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	207.8	167.4
Amortization of nuclear fuel	15.4	16.0
Amortization of deferred refueling outage	4.6	6.3
Net deferred income taxes and credits	15.2	18.4
Allowance for equity funds used during construction	(3.4)	(7.0)
Payments for asset retirement obligations	(0.6)	(1.4)
Other	(0.2)	(0.2)
Changes in working capital items:
Accounts receivable	(11.8)	(33.6)
Accounts receivable pledged as collateral	(1.0)	2.0
Fuel inventory and supplies	(1.2)	(12.0)
Prepaid expenses and other current assets	(17.1)	5.2
Accounts payable	(89.5)	(66.4)
Accrued taxes	59.0	21.5
Other current liabilities	(27.8)	(20.5)
Changes in other assets	8.1	25.5
Changes in other liabilities	(8.4)	2.6
Cash Flows from Operating Activities	280.7	266.8
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(359.4)	(403.5)
Purchase of securities - trusts	(15.5)	(13.7)
Sale of securities - trusts	10.4	10.0
Net money pool lending	31.0	141.0
Other investing activities	2.8	1.9
Cash Flows used in Investing Activities	(330.7)	(264.3)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	200.5	—
Collateralized short-term debt, net	1.0	(2.0)
Proceeds from long-term debt	297.2	—
Retirements of long-term debt	(300.0)	—
Cash dividends paid	(150.0)	—
Other financing activities	2.7	1.5
Cash Flows from (used in) Financing Activities	51.4	(0.5)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1.4	2.0
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	3.1	2.1
End of period	$4.5	$4.1
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC
Consolidated Statements of Changes in Equity
(Unaudited)

	Common stock shares	Common Stock	Retained earnings	AOCI - Net gains (losses) on cash flow hedges	Total equity
	(millions, except share amounts)
Balance as of December 31, 2021	1	$1,563.1	$1,453.8	$4.3	$3,021.2
Net income	—	—	54.6	—	54.6
Balance as of March 31, 2022	1	1,563.1	1,508.4	4.3	3,075.8
Net income	—	—	88.4	—	88.4
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of June 30, 2022	1	$1,563.1	$1,596.8	$4.2	$3,164.1

Balance as of December 31, 2022	1	$1,563.1	$1,619.2	$4.0	$3,186.3
Net income	—	—	46.8	—	46.8
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2023	1	$1,563.1	$1,666.0	$3.9	$3,233.0
Net income	—	—	84.8	—	84.8
Dividends declared on common stock	—	—	(150.0)	—	(150.0)
Balance as of June 30, 2023	1	$1,563.1	$1,600.8	$3.9	$3,167.8
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

Evergy Kansas Central, Evergy Kansas South, Evergy Metro and Evergy Missouri West conduct business in their respective service territories using the name Evergy. Collectively, the Evergy Companies have approximately 15,600 MWs of owned generating capacity and renewable power purchase agreements and engage in the generation, transmission, distribution and sale of electricity to approximately 1.7 million customers in the states of Kansas and Missouri.
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

	June 30 2023	December 31 2022
Evergy	(millions)
Fuel inventory	$231.5	$180.7
Supplies	497.9	492.2
Fuel inventory and supplies	$729.4	$672.9
Evergy Kansas Central
Fuel inventory	$129.9	$97.2
Supplies	261.0	252.3
Fuel inventory and supplies	$390.9	$349.5
Evergy Metro
Fuel inventory	$68.6	$59.0
Supplies	173.2	181.6
Fuel inventory and supplies	$241.8	$240.6

Property, Plant and Equipment
The following tables summarize the property, plant and equipment of Evergy, Evergy Kansas Central and Evergy Metro.

June 30, 2023	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$33,407.0	$16,121.0	$12,757.1
Electric plant acquisition adjustment	724.8	724.8	—
Accumulated depreciation	(12,639.0)	(6,054.1)	(5,233.1)
Plant in service, net	21,492.8	10,791.7	7,524.0
Construction work in progress	1,194.1	715.2	339.8
Nuclear fuel, net	151.1	75.0	76.1
Plant to be retired, net(a)	0.8	0.8	—
Property, plant and equipment, net	$22,838.8	$11,582.7	$7,939.9

December 31, 2022	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$32,129.3	$15,376.9	$12,343.3
Electric plant acquisition adjustment	724.3	724.3	—
Accumulated depreciation	(12,304.9)	(5,922.9)	(5,065.3)
Plant in service, net	20,548.7	10,178.3	7,278.0
Construction work in progress	1,421.2	819.5	482.6
Nuclear fuel, net	165.8	82.2	83.6
Plant to be retired, net(a)	0.8	0.8	—
Property, plant and equipment, net	$22,136.5	$11,080.8	$7,844.2
(a) As of June 30, 2023 and December 31, 2022, represents the planned retirement of Evergy Kansas Central analog meters prior to the end of their remaining useful lives.
Other Income (Expense), Net
For the three months ended and year to date June 30, 2022, Evergy's investment earnings (loss) included a pre-tax loss of $2.1 million and $16.3 million, respectively, related to Evergy's equity investment in an early-stage energy solutions company.
The table below shows the detail of other expense for each of the Evergy Companies.

	Three Months Ended June 30		Year to Date June 30
	2023	2022	2023	2022
Evergy	(millions)
Non-service cost component of net benefit cost	$(16.0)	$(17.9)	$(30.8)	$(36.3)
Other	(5.0)	(5.0)	(11.5)	(11.5)
Other expense	$(21.0)	$(22.9)	$(42.3)	$(47.8)
Evergy Kansas Central
Non-service cost component of net benefit cost	$(4.2)	$(4.8)	$(8.2)	$(9.4)
Other	(4.5)	(4.3)	(10.4)	(9.9)
Other expense	$(8.7)	$(9.1)	$(18.6)	$(19.3)
Evergy Metro
Non-service cost component of net benefit cost	$(9.2)	$(9.6)	$(17.9)	$(19.6)
Other	(0.6)	(0.5)	(0.9)	(1.0)
Other expense	$(9.8)	$(10.1)	$(18.8)	$(20.6)

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

The following table reconciles Evergy's basic and diluted EPS.

	Three Months Ended June 30		Year to Date June 30
	2023	2022	2023	2022
Income	(millions, except per share amounts)
Net income	$182.2	$197.6	$327.9	$323.2
Less: net income attributable to noncontrolling interests	3.1	3.1	6.2	6.2
Net income attributable to Evergy, Inc.	$179.1	$194.5	$321.7	$317.0
Common Shares Outstanding
Weighted average number of common shares outstanding - basic	230.1	229.9	230.0	229.8
Add: effect of dilutive securities	0.4	0.5	0.4	0.6
Diluted average number of common shares outstanding	230.5	230.4	230.4	230.4
Basic EPS	$0.78	$0.85	$1.40	$1.38
Diluted EPS	$0.78	$0.84	$1.40	$1.38
Anti-dilutive securities excluded from the computation of diluted EPS for the three months ended and year to date June 30, 2023 and 2022, were 3,950,000 common shares issuable pursuant to a warrant.
Dividends Declared
In August 2023, Evergy's Board of Directors (Evergy Board) declared a quarterly dividend of $0.6125 per share on Evergy's common stock. The common dividend is payable on September 20, 2023, to shareholders of record as of August 21, 2023.
In August 2023, Evergy Metro's Board of Directors declared a cash dividend to Evergy of up to $175.0 million, payable on September 19, 2023 or such other date as determined necessary, proper, or advisable.
Supplemental Cash Flow Information

Evergy
Year to Date June 30	2023	2022
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$238.6	$178.9
Income taxes, net of refunds	6.8	0.8
Right-of-use assets obtained in exchange for new operating lease liabilities	9.0	6.2
Right-of-use assets obtained in exchange for new finance lease liabilities	2.9	2.4
Non-cash investing transactions:
Property, plant and equipment additions	120.1	127.0

Evergy Kansas Central
Year to Date June 30	2023	2022
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$95.1	$80.0
Income taxes, net of refunds	52.2	5.2
Right-of-use assets obtained in exchange for new operating lease liabilities	4.6	6.0
Right-of-use assets obtained in exchange for new finance lease liabilities	2.9	2.4
Non-cash investing transactions:
Property, plant and equipment additions	58.6	49.4

Evergy Metro
Year to Date June 30	2023	2022
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$64.4	$52.3
Income taxes, net of refunds	(18.5)	15.0
Right-of-use assets obtained in exchange for new operating lease liabilities	4.2	0.2
Non-cash investing transactions:
Property, plant and equipment additions	41.5	45.0
Renewable Generation Investment
In August 2022, Evergy Missouri West entered into an agreement with a renewable energy development company to purchase Persimmon Creek Wind Farm 1, LLC (Persimmon Creek), an operational wind farm located in the state of Oklahoma with a generating capacity of approximately 199 MW, for approximately $250 million. Pursuant to the agreement, Evergy Missouri West was permitted to assign its right to purchase Persimmon Creek to another entity, including to other Evergy affiliated companies.

Evergy Missouri West's purchase was subject to regulatory approvals and closing conditions, including the granting of a Certificate of Convenience and Necessity (CCN) by the Public Service Commission of the State of Missouri (MPSC). In April 2023, the MPSC issued a final order granting the CCN pursuant to certain conditions related to the sharing of operational costs between ratepayers and shareholders. In May 2023, Evergy Missouri West assigned its right to purchase Persimmon Creek to Evergy Kansas Central and Evergy Kansas Central closed on the purchase of Persimmon Creek for $220.9 million, including costs incidental to the purchase of the plant. Evergy Kansas Central included the purchase of Persimmon Creek in its rate case application to the State Corporation Commission of the State of Kansas (KCC) which was filed in April 2023. The addition of Persimmon Creek is consistent with the preferred plan identified through Evergy Kansas Central’s integrated resource plan filed with the KCC in June 2023, which identified it as part of the lowest-cost resource plan to serve customers. See Note 4 for additional information on Evergy Kansas Central's rate case proceeding.

2. REVENUE
Evergy's, Evergy Kansas Central's and Evergy Metro's revenues disaggregated by customer class are summarized in the following tables.

Evergy
	Three Months Ended June 30		Year to Date June 30
	2023	2022	2023	2022
Revenues	(millions)
Residential	$492.7	$513.4	$951.3	$965.2
Commercial	460.7	465.5	890.7	868.6
Industrial	157.3	170.1	316.4	320.4
Other retail	8.9	9.8	20.2	18.8
Total electric retail	$1,119.6	$1,158.8	$2,178.6	$2,173.0
Wholesale	83.1	79.5	153.5	131.4
Transmission	100.5	101.0	206.3	199.0
Industrial steam and other	5.8	7.4	17.5	10.7
Total revenue from contracts with customers	$1,309.0	1,346.7	2,555.9	2,514.1
Other	45.2	99.8	95.1	156.3
Operating revenues	$1,354.2	$1,446.5	$2,651.0	$2,670.4

Evergy Kansas Central
	Three Months Ended June 30		Year to Date June 30
	2023	2022	2023	2022
Revenues	(millions)
Residential	$192.3	$222.8	$384.4	$418.9
Commercial	180.7	193.7	358.8	358.9
Industrial	98.2	111.9	206.7	212.7
Other retail	2.5	4.5	6.8	8.6
Total electric retail	$473.7	$532.9	$956.7	$999.1
Wholesale	58.8	81.4	126.4	131.5
Transmission	96.6	91.1	197.2	178.6
Other	—	0.6	1.7	1.2
Total revenue from contracts with customers	$629.1	$706.0	$1,282.0	$1,310.4
Other	10.5	18.0	36.2	27.5
Operating revenues	$639.6	$724.0	$1,318.2	$1,337.9

Evergy Metro
	Three Months Ended June 30		Year to Date June 30
	2023	2022	2023	2022
Revenues	(millions)
Residential	$186.0	$184.9	$344.0	$344.8
Commercial	197.3	194.1	373.2	367.7
Industrial	35.0	33.4	63.4	62.2
Other retail	3.4	3.0	6.1	5.6
Total electric retail	$421.7	$415.4	$786.7	$780.3
Wholesale	25.9	(2.5)	37.3	5.2
Transmission	3.3	4.4	7.1	9.8
Other	—	1.2	2.4	(0.6)
Total revenue from contracts with customers	$450.9	$418.5	$833.5	$794.7
Other	34.4	81.6	58.2	127.9
Operating revenues	$485.3	$500.1	$891.7	$922.6
3. RECEIVABLES
The Evergy Companies' receivables are detailed in the following table.

	June 30	December 31
	2023	2022
Evergy	(millions)
Customer accounts receivable - billed	$7.6	$8.9
Customer accounts receivable - unbilled	176.6	136.9
Other receivables	159.5	200.9
Allowance for credit losses	(22.6)	(31.4)
Total	$321.1	$315.3
Evergy Kansas Central
Customer accounts receivable - billed	$—	$—
Customer accounts receivable - unbilled	60.5	71.4
Other receivables	147.5	194.9
Allowance for credit losses	(11.1)	(16.9)
Total	$196.9	$249.4
Evergy Metro
Customer accounts receivable - billed	$—	$—
Customer accounts receivable - unbilled	60.1	25.5
Other receivables	25.5	21.6
Allowance for credit losses	(7.3)	(9.3)
Total	$78.3	$37.8

The Evergy Companies' other receivables as of June 30, 2023 and December 31, 2022, consisted primarily of receivables from partners in jointly-owned electric utility plants, wholesale sales receivables and receivables related to alternative revenue programs. The Evergy Companies' other receivables also included receivables from contracts with customers as summarized in the following table.

	June 30	December 31
	2023	2022
	(millions)
Evergy	$75.6	$113.0
Evergy Kansas Central	64.9	110.8
Evergy Metro	9.7	1.3
The change in the Evergy Companies' allowance for credit losses is summarized in the following table.

	2023	2022
Evergy	(millions)
Beginning balance January 1	$31.4	$32.9
Credit loss expense	0.6	1.7
Write-offs	(15.0)	(13.5)
Recoveries of prior write-offs	5.6	6.0
Ending balance June 30	$22.6	$27.1
Evergy Kansas Central
Beginning balance January 1	$16.9	$13.0
Credit loss expense (income)	(0.2)	1.5
Write-offs	(8.0)	(6.1)
Recoveries of prior write-offs	2.4	2.3
Ending balance June 30	$11.1	$10.7
Evergy Metro
Beginning balance January 1	$9.3	$13.3
Credit loss expense	0.6	0.3
Write-offs	(4.7)	(5.0)
Recoveries of prior write-offs	2.1	2.5
Ending balance June 30	$7.3	$11.1
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

	June 30	December 31
	2023	2022
	(millions)
Evergy	$347.0	$359.0
Evergy Kansas Central	172.0	185.0
Evergy Metro	125.0	124.0
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
4. RATE MATTERS AND REGULATION
KCC Proceedings
Evergy Kansas Central's and Evergy Metro's 2023 Rate Case Proceeding
In April 2023, Evergy Kansas Central and Evergy Metro filed applications with the KCC to request increases to their retail revenues of approximately $204 million and $14 million, respectively. Evergy Kansas Central's request reflects a return on equity of 10.25% (with a capital structure composed of 52% equity) and increases related to the recovery of infrastructure investments made to improve reliability and enhance customer service, the inclusion of Evergy Kansas Central's non-regulated 8% of Jeffrey Energy Center (JEC) in rate base and the management of the previously established end to a corporate-owned life insurance program. Evergy Kansas Central is also requesting the inclusion of the cost of Persimmon Creek of approximately $220.9 million. The cost of Persimmon Creek is not included in Evergy Kansas Central's approximately $204 million increase to retail revenue requested in the case but if approved by the KCC, the cost of Persimmon Creek would result in an additional $21.5 million increase to Evergy Kansas Central's retail revenues. The addition of Persimmon Creek is consistent with the preferred plan identified through Evergy Kansas Central's integrated resource plan filed with the KCC in June 2023, which identified it as part of the lowest-cost resource plan to serve customers. Evergy Metro's request reflects a return on equity of 10.25% (with a capital structure composed of 52% equity) and increases related to recovery of infrastructure investments made to improve reliability and enhance customer service. Requests for increases in retail revenues in both proceedings are partially offset by significant customer savings and cost reductions. New rates are expected to be effective in December 2023.
Evergy Kansas Central 2023 Transmission Delivery Charge (TDC)
In April 2023, the KCC issued an order adjusting Evergy Kansas Central's retail prices to include updated transmission costs as reflected in the Federal Energy Regulatory Commission (FERC) transmission formula rate (TFR). The new prices were effective in May 2023 and include the adjustments to the 2023 TFR described under "Evergy Kansas Central TFR Formal Challenge" within this Note 4. The new prices are expected to decrease Evergy Kansas Central's annual retail revenues by $22.3 million when compared to 2022.
Evergy Metro 2023 TDC
In April 2023, the KCC issued an order adjusting Evergy Metro's retail prices to include updated transmission costs as reflected in the FERC TFR. The new prices were effective in May 2023 and are expected to increase Evergy Metro's annual retail revenues by $4.0 million when compared to 2022.
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
Evergy Kansas Central estimates its 2022 annual earnings did not result in a refund obligation. As of December 31, 2022, Evergy Metro estimated that its 2022 annual earnings resulted in a $16.7 million refund obligation, which was recorded in the fourth quarter of 2022. Evergy Kansas Central and Evergy Metro filed their 2022 ERSP calculations with the KCC in March 2023. As part of these filings, Evergy Metro filed for a lower refund obligation for 2022 of approximately $6 million (compared with its $16.7 million refund obligation estimate) as a result of certain intercompany billings to Evergy Kansas Central. In May 2023, the KCC approved Evergy Metro's application ordering it to refund approximately $6 million.

MPSC Proceedings
Evergy Missouri West February 2021 Winter Weather Event Securitization
In February 2021, much of the central and southern United States, including the service territories of the Evergy Companies, experienced a significant winter weather event that resulted in extremely cold temperatures over a multi-day period (February 2021 winter weather event).
In November 2022, the MPSC issued a revised financing order authorizing Evergy Missouri West to issue securitized bonds to recover its extraordinary fuel and purchased power costs incurred as part of the February 2021 winter weather event. As part of the order, the MPSC found that Evergy Missouri West's costs were prudently incurred, that it should only be allowed to recover 95% of its extraordinary fuel and purchased power costs consistent with the 5% sharing provision of its fuel recovery mechanism, that it should be allowed to recover carrying costs incurred since February 2021 at Evergy Missouri West's long-term debt rate of 5.06% and approved a 15 year repayment period for the bonds with a 17 year legal maturity. As of June 30, 2023 and December 31, 2022, the value of Evergy Missouri West's February 2021 winter weather event regulatory asset was $316.6 million and $309.0 million, respectively. Evergy Missouri West will continue to record carrying charges on its February 2021 winter weather event regulatory asset until it issues the securitized bonds.
In January 2023, the Office of the Public Counsel (OPC) filed an appeal with the Missouri Court of Appeals, Western District, challenging the financing order regarding the treatment of income tax deductions, carrying costs and discount rates related to the financing of the extraordinary fuel and purchased power costs incurred as part of the February 2021 winter weather event. A final nonappealable financing order is required prior to the issuance of securitized bonds. With oral arguments scheduled for September 2023, a decision by the Missouri Court of Appeals, Western District, is currently expected in the second half of 2023, though the timeline for the decision is uncertain.
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
5. GOODWILL
GAAP requires goodwill to be tested for impairment annually and when an event occurs indicating the possibility that an impairment exists. Evergy's impairment test for the $2,336.6 million of goodwill that was recorded as a result of the Great Plains Energy and Evergy Kansas Central merger was conducted as of May 1, 2023. The goodwill impairment test consists of comparing the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment. In the event that the carrying amount exceeds the fair value of the reporting unit, an impairment loss is recognized for the difference between the carrying amount of the reporting unit and its fair value. Evergy's consolidated operations are considered one reporting unit for assessment of impairment, as management assesses financial performance and allocates resources on a consolidated basis. The determination of fair value of the reporting unit consisted of two valuation techniques: an income approach consisting of a discounted cash flow analysis and a market approach consisting of a determination of reporting unit invested capital using a market multiple derived from the historical earnings before interest, income taxes, depreciation and amortization and market prices of the stock of peer companies. The results of the two techniques were evaluated and weighted to determine a point within the range that management considered representative of fair value for the reporting unit. The fair value of the reporting unit exceeded the carrying amount, including goodwill. As a result, there was no impairment of goodwill.
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

For the three months ended June 30, 2023, Evergy, Evergy Kansas Central and Evergy Metro recorded pension settlement charges (credits) of ($2.0) million, $0.2 million and ($2.2) million, respectively. Year to date June 30, 2023, Evergy, Evergy Kansas Central and Evergy Metro recorded pension settlement charges (credits) of ($17.9) million, $0.6 million and ($18.5) million, respectively. These settlement charges were the result of accelerated distributions as a result of employee retirements for certain plan participants. Evergy, Evergy Kansas Central and Evergy Metro deferred substantially all of the charges to regulatory assets or regulatory liabilities and expect to recover these amounts over future periods pursuant to regulatory agreements. For the three months ended and year to date June 30, 2022, Evergy, Evergy Kansas Central and Evergy Metro recorded no pension settlement charges.
The following tables provide the components of net periodic benefit costs prior to the effects of capitalization and sharing with joint owners of power plants.

	Pension Benefits			Post-Retirement Benefits
Three Months Ended June 30, 2023	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$12.0	$5.0	$7.0	$0.5	$0.3	$0.2
Interest cost	23.0	11.8	10.9	2.8	1.3	1.4
Expected return on plan assets	(22.1)	(11.2)	(10.9)	(3.0)	(1.5)	(1.4)
Prior service cost	0.5	0.5	—	—	—	(0.1)
Recognized net actuarial (gain) loss	(3.9)	0.1	(3.8)	(1.1)	(0.5)	(0.5)
Settlement charges (credits)	(2.0)	0.2	(2.2)	—	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	7.5	6.4	1.0	(0.8)	(0.4)	(0.4)
Regulatory adjustment	22.0	6.9	15.1	(0.2)	(0.6)	0.4
Intercompany allocations	—	(0.6)	(0.3)	—	—	—
Net periodic benefit costs (income)	$29.5	$12.7	$15.8	$(1.0)	$(1.0)	$—

	Pension Benefits			Post-Retirement Benefits
Year to Date June 30, 2023	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$23.2	$9.6	$13.6	$0.9	$0.5	$0.4
Interest cost	45.4	23.2	21.7	5.6	2.7	2.7
Expected return on plan assets	(43.9)	(22.2)	(21.7)	(6.0)	(3.0)	(2.8)
Prior service cost	1.0	1.0	—	—	—	(0.2)
Recognized net actuarial gain	(9.5)	(0.7)	(8.4)	(2.1)	(1.0)	(1.0)
Settlement charges (credits)	(17.9)	0.6	(18.5)	—	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	(1.7)	11.5	(13.3)	(1.6)	(0.8)	(0.9)
Regulatory adjustment	55.5	14.3	41.0	(0.3)	(1.2)	1.0
Intercompany allocations	—	(1.1)	(0.5)	—	0.1	—
Net periodic benefit costs (income)	$53.8	$24.7	$27.2	$(1.9)	$(1.9)	$0.1

	Pension Benefits			Post-Retirement Benefits
Three Months Ended June 30, 2022	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$20.0	$7.7	$12.3	$0.7	$0.4	$0.3
Interest cost	19.8	9.7	10.0	2.0	1.0	0.9
Expected return on plan assets	(26.0)	(12.8)	(14.1)	(2.6)	(1.6)	(1.0)
Prior service cost	0.4	0.5	—	0.1	0.1	(0.3)
Recognized net actuarial loss	8.8	6.4	9.6	—	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	23.0	11.5	17.8	0.2	(0.1)	(0.1)
Regulatory adjustment	15.0	2.8	5.7	(0.6)	(0.7)	0.7
Intercompany allocations	—	(0.1)	(3.9)	—	—	(0.2)
Net periodic benefit costs (income)	$38.0	$14.2	$19.6	$(0.4)	$(0.8)	$0.4

	Pension Benefits			Post-Retirement Benefits
Year to Date June 30, 2022	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$39.9	$15.4	$24.5	$1.5	$0.8	$0.7
Interest cost	39.6	19.4	19.9	4.0	2.0	1.9
Expected return on plan assets	(52.0)	(25.6)	(28.2)	(5.1)	(3.2)	(1.9)
Prior service cost	0.9	1.0	—	0.2	0.2	(0.7)
Recognized net actuarial (gain)/loss	17.5	12.8	19.3	(0.1)	(0.1)	(0.2)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	45.9	23.0	35.5	0.5	(0.3)	(0.2)
Regulatory adjustment	30.9	5.7	12.2	(1.2)	(1.4)	1.3
Intercompany allocations	—	0.4	(8.4)	—	0.1	(0.3)
Net periodic benefit costs (income)	$76.8	$29.1	$39.3	$(0.7)	$(1.6)	$0.8
The components of net periodic benefit costs other than the service cost component are included in other expense on the Evergy Companies' consolidated statements of income and comprehensive income.
Year to date June 30, 2023, Evergy, Evergy Kansas Central and Evergy Metro made pension contributions of $27.0 million, $17.7 million and $9.3 million, respectively. Evergy, Evergy Kansas Central and Evergy Metro do not expect to make additional pension contributions in 2023.
Year to date June 30, 2023, Evergy, Evergy Kansas Central and Evergy Metro made post-retirement benefit contributions of $0.4 million, $0.2 million and $0.2 million, respectively. Evergy, Evergy Kansas Central and Evergy Metro expect to make additional contributions in 2023 of $1.3 million, $0.3 million and $1.0 million, respectively, to the post-retirement benefit plans.
7. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
In June 2023, the Evergy Companies extended the expiration date of their $2.5 billion master credit facility from 2026 to 2027. Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West have borrowing capacity under the master credit facility with specific sublimits for each borrower. These sublimits can be unilaterally adjusted by Evergy for each borrower provided the sublimits remain within minimum and maximum sublimits as specified in the facility. The applicable interest rates and commitment fees of the facility are subject to upward or downward adjustments, within certain limitations, if Evergy achieves, or fails to achieve, certain sustainability-

linked targets based on two key performance indicator metrics: (i) Non-Emitting Generation Capacity and (ii) Diverse Supplier Spend (as defined in the facility).
A default by any borrower under the facility or one of its significant subsidiaries on other indebtedness totaling more than $100.0 million constitutes a default by that borrower under the facility. Under the terms of this facility, each of Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West is required to maintain a total indebtedness to total capitalization ratio, as defined in the facility, of not greater than 0.65 to 1.00 at all times. As of June 30, 2023, Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West were in compliance with this covenant.
The following table summarizes the committed credit facilities (excluding receivable sale facilities discussed in Note 3) available to the Evergy Companies as of June 30, 2023 and December 31, 2022.

		Amounts Drawn
	Master Credit Facility	Commercial Paper	Letters of Credit	Cash Borrowings	Available Borrowings	Weighted Average Interest Rate on Short-Term Borrowings
June 30, 2023	(millions)
Evergy, Inc.	$300.0	$136.5	$0.7	$—	$162.8	5.30%
Evergy Kansas Central	1,000.0	813.8	1.0	—	185.2	5.43%
Evergy Metro	500.0	311.5	—	—	188.5	5.32%
Evergy Missouri West	700.0	609.3	—	—	90.7	5.40%
Evergy	$2,500.0	$1,871.1	$1.7	$—	$627.2

December 31, 2022
Evergy, Inc.	$450.0	$—	$0.7	$—	$449.3	—%
Evergy Kansas Central	1,000.0	772.1	—	—	227.9	4.91%
Evergy Metro	350.0	111.0	—	—	239.0	5.02%
Evergy Missouri West	700.0	449.2	—	—	250.8	4.84%
Evergy	$2,500.0	$1,332.3	$0.7	$—	$1,167.0

In February 2023, Evergy, Inc. amended a $500.0 million unsecured Term Loan Credit Agreement (Term Loan Facility) that originally expired in February 2023 to extend the expiration date to February 2024. As a result of the amendment, Evergy, Inc. demonstrated its intent and ability to refinance the Term Loan Facility and reflected this $500.0 million borrowing within long-term debt, net, on Evergy's consolidated balance sheet as of December 31, 2022. As of June 30, 2023, Evergy had borrowed $500.0 million under the Term Loan Facility that is reflected within notes payable and commercial paper on Evergy's consolidated balance sheet. Evergy's borrowings under the Term Loan Facility were used for, among other things, working capital, capital expenditures and general corporate purposes.
The weighted average interest rate for borrowings under the Term Loan Facility as of June 30, 2023, was 6.23%. The Term Loan Facility contains customary covenants, including one that sets the ratio of maximum allowed total indebtedness to total capitalization of not greater than 0.65 to 1.00, for Evergy and its subsidiaries on a consolidated basis. As of June 30, 2023, Evergy was in compliance with this covenant.
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
In May 2023, Evergy Kansas South repaid its $50.0 million of 6.15% FMBs at maturity.
Senior Notes
In March 2023, Evergy Metro repaid its $300.0 million of 3.15% Senior Notes at maturity.
9. DERIVATIVE INSTRUMENTS
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
The Evergy Companies consider various qualitative factors, such as contract and marketplace attributes, in designating derivative instruments at inception. The Evergy Companies may elect the normal purchases and normal sales (NPNS) exception, which requires the effects of the derivative to be recorded when the underlying contract settles under accrual accounting. The Evergy Companies account for derivative instruments that are not designated as NPNS primarily as either economic hedges or trading contracts (non-hedging derivatives) which are recorded as assets or liabilities on the consolidated balance sheets at fair value. See Note 10 for additional information on the Evergy Companies' methods for assessing the fair value of derivative instruments. Changes in the fair value of non-hedging derivatives that are related to the Evergy Companies' regulated operations are deferred to a regulatory asset or regulatory liability when determined to be probable of future recovery or refund from customers. Recovery of the actual costs incurred by regulated activities will not impact earnings but will impact cash flows due to the timing of the recovery mechanism. Cash flows for all derivative instruments are classified as operating activities on the Evergy Companies' statements of cash flows, with the exception of cash flows for interest rate swap agreements accounted for as cash flows hedges of forecasted debt transactions, which are recorded as financing activities. Changes in the fair value of non-hedging derivatives that are not related to the Evergy Companies' regulated operations are recorded in operating revenues on the Evergy Companies' statements of income and comprehensive income.

The Evergy Companies offset fair value amounts recognized for derivative instruments under master netting arrangements, which include rights to reclaim cash collateral (a receivable), or the obligation to return cash collateral (a payable).

The gross notional contract amount by commodity type for derivative instruments is summarized in the following table.

		June 30	December 31
Non-hedging derivatives	Notional volume unit of measure	2023	2022
Evergy		(millions)
Commodity contracts
Power	MWhs	111.8	67.2
Natural gas	MMBtu	304.3	772.7
Evergy Kansas Central
Commodity contracts
Power	MWhs	66.1	41.6
Natural gas	MMBtu	298.1	769.6
Evergy Metro
Commodity contracts
Power	MWhs	33.9	18.2
The fair values of Evergy's open derivative positions and balance sheet classifications are summarized in the following tables. The fair values below are gross values before netting agreements and netting of cash collateral.

		June 30	December 31
Evergy		2023	2022
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$31.3	$41.6
	Other assets - long-term	37.3	65.6
Natural gas	Other assets - current	38.0	221.0
	Other assets - long-term	2.0	1.6
Total derivative assets		$108.6	$329.8
Commodity contracts
Power	Other liabilities - current	$16.8	$41.0
	Other liabilities - long-term	34.1	61.5
Natural gas	Other liabilities - current	35.7	218.8
	Other liabilities - long-term	2.1	1.6
Total derivative liabilities		$88.7	$322.9

		June 30	December 31
Evergy Kansas Central		2023	2022
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$24.1	$36.7
	Other assets - long-term	37.3	65.6
Natural gas	Other assets - current	38.0	221.0
	Other assets - long-term	2.0	1.6
Total derivative assets		$101.4	$324.9
Commodity contracts
Power	Other liabilities - current	$14.9	$35.6
	Other liabilities - long-term	34.1	61.5
Natural gas	Other liabilities - current	33.9	215.1
	Other liabilities - long-term	2.1	1.6
Total derivative liabilities		$85.0	$313.8

		June 30	December 31
Evergy Metro		2023	2022
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$2.2	$3.5
Total derivative assets		$2.2	$3.5
Commodity contracts
Power	Other liabilities - current	$1.1	$4.1
Total derivative liabilities		$1.1	$4.1
The following tables present the line items on the Evergy Companies' consolidated balance sheets where derivative assets and liabilities are reported. The gross amounts offset in the tables below show the effect of master netting arrangements and include collateral posted to offset the net position.

June 30, 2023	Evergy	Evergy Kansas Central	Evergy Metro
Derivative Assets	(millions)
Current
Gross amounts recognized	$69.3	$62.1	$2.2
Gross amounts offset	(44.0)	(42.4)	(1.1)
Net amounts presented in other assets - current	$25.3	$19.7	$1.1
Long-Term
Gross amounts recognized	$39.3	$39.3	$—
Gross amounts offset	(14.8)	(14.8)	—
Net amounts presented in other assets - long-term	$24.5	$24.5	$—
Derivative Liabilities
Current
Gross amounts recognized	$52.5	$48.8	$1.1
Gross amounts offset	(42.2)	(40.5)	(1.1)
Net amounts presented in other liabilities - current	$10.3	$8.3	$—
Long-Term
Gross amounts recognized	$36.2	$36.2	$—
Gross amounts offset	(6.1)	(6.1)	—
Net amounts presented in other liabilities - long-term	$30.1	$30.1	$—

December 31, 2022	Evergy	Evergy Kansas Central	Evergy Metro
Derivative Assets	(millions)
Current
Gross amounts recognized	$262.6	$257.7	$3.5
Gross amounts offset	(237.4)	(232.9)	(3.5)
Net amounts presented in other assets - current	$25.2	$24.8	$—
Long-Term
Gross amounts recognized	$67.2	$67.2	$—
Gross amounts offset	(42.1)	(42.1)	—
Net amounts presented in other assets - long-term	$25.1	$25.1	$—
Derivative Liabilities
Current
Gross amounts recognized	$259.8	$250.7	$4.1
Gross amounts offset	(234.0)	(229.4)	(3.5)
Net amounts presented in other liabilities - current	$25.8	$21.3	$0.6
Long-Term
Gross amounts recognized	$63.1	$63.1	$—
Gross amounts offset	(36.4)	(36.4)	—
Net amounts presented in other liabilities - long-term	$26.7	$26.7	$—
The following table summarizes the amounts of gain (loss) recognized in income for the change in fair value of derivatives not designated as hedging instruments for the Evergy Companies.

		Three Months Ended June 30		Year to Date June 30
Location of gain (loss)	Contract type	2023	2022	2023	2022
Evergy		(millions)
Operating revenues	Commodity	$2.7	$19.3	$17.6	$27.2
Total		$2.7	$19.3	$17.6	$27.2
Evergy Kansas Central
Operating revenues	Commodity	$2.7	$19.3	$17.6	$27.2
Total		$2.7	$19.3	$17.6	$27.2
Credit risk of the Evergy Companies' derivative instruments relates to the potential adverse financial impact resulting from non-performance by a counterparty of its contractual obligations. The Evergy Companies maintain credit policies and employ credit risk mitigation, such as collateral requirements or letters of credit, when necessary to minimize their overall credit risk and monitor exposure. Substantially all of the Evergy Companies' counterparty credit risk associated with derivative instruments relates to Evergy Kansas Central's non-regulated energy marketing activities. As of June 30, 2023, if counterparty groups completely failed to perform on contracts, Evergy's and Evergy Kansas Central's maximum exposure related to derivative assets was $41.6 million. As of June 30, 2023, the potential loss after the consideration of applicable master netting arrangements and collateral received for Evergy and Evergy Kansas Central was $29.4 million.
Certain of the Evergy Companies' derivative instruments contain collateral provisions that are tied to the Evergy Companies' credit ratings and may require the posting of collateral for various reasons, including if the Evergy Companies' credit ratings were to fall below investment grade. Substantially all of these derivative instruments relate to Evergy Kansas Central's non-regulated energy marketing activities. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of June 30, 2023, was $34.9 million for which Evergy and Evergy Kansas Central have posted collateral of $1.1 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered as of June 30, 2023, Evergy and Evergy Kansas Central could be required to post an additional $32.8 million of collateral to their counterparties.
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

	June 30, 2023		December 31, 2022
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt(a)	(millions)
Evergy(b)	$10,186.5	$9,079.6	$10,344.8	$9,160.0
Evergy Kansas Central	4,281.7	3,770.9	3,936.9	3,389.4
Evergy Metro	2,924.9	2,686.7	2,926.6	2,661.7
(a) Includes current maturities.
(b) Book value as of June 30, 2023 and December 31, 2022, includes $89.6 million and $92.1 million, respectively, of fair value adjustments recorded in connection with purchase accounting for the Great Plains Energy and Evergy Kansas Central merger, which are not part of future principal payments and will amortize over the remaining life of the associated debt instrument.

Recurring Fair Value Measurements
The following tables include the Evergy Companies' balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	June 30, 2023	Netting	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$127.4	$—	$116.6	$—	$—	$10.8
International equity funds	67.8	—	67.8	—	—	—
Core bond fund	52.6	—	52.6	—	—	—
High-yield bond fund	26.9	—	26.9	—	—	—
Emerging markets bond fund	17.1	—	17.1	—	—	—
Alternative investments fund	33.1	—	—	—	—	33.1
Real estate securities fund	17.7	—	—	—	—	17.7
Cash equivalents	0.6	—	0.6	—	—	—
Total nuclear decommissioning trust	343.2	—	281.6	—	—	61.6
Rabbi trust
Fixed income funds	14.9	—	14.9	—	—	—
Equity funds	7.5	—	7.5	—	—	—
Combination debt/equity/other fund	1.8	—	1.8	—	—	—
Cash equivalents	0.2	—	0.2	—	—	—
Total rabbi trust	24.4	—	24.4	—	—	—
Derivative instruments - commodity contracts(b)
Power	39.1	(22.3)	18.5	31.8	11.1	—
Natural gas	5.1	(34.9)	39.7	0.3	—	—
Total derivative assets	44.2	(57.2)	58.2	32.1	11.1	—
Total assets	411.8	(57.2)	364.2	32.1	11.1	61.6
Liabilities
Derivative instruments - commodity contracts(b)
Power	37.3	(11.7)	11.5	36.2	1.3	—
Natural gas	1.1	(34.9)	35.7	0.3	—	—
Total derivative liabilities	38.4	(46.6)	47.2	36.5	1.3	—
Total liabilities	$38.4	$(46.6)	$47.2	$36.5	$1.3	$—
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$280.0	$—	$280.0	$—	$—	$—
Debt securities
U.S. Treasury	46.1	—	46.1	—	—	—
State and local obligations	4.0	—	—	4.0	—	—
Corporate bonds	41.0	—	—	41.0	—	—
Foreign governments	0.1	—	—	0.1	—	—
Cash equivalents	2.8	—	2.8	—	—	—
Total nuclear decommissioning trust	374.0	—	328.9	45.1	—	—
Self-insured health plan trust(c)
Equity securities	1.8	—	1.8	—	—	—
Debt securities	7.6	—	2.1	5.5	—	—
Cash and cash equivalents	3.9	—	3.9	—	—	—
Total self-insured health plan trust	13.3	—	7.8	5.5	—	—
Derivative instruments - commodity contracts(b)
Power	1.1	(1.1)	—	—	2.2	—
Total derivative assets	1.1	(1.1)	—	—	2.2	—
Total assets	388.4	(1.1)	336.7	50.6	2.2	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(1.1)	—	—	1.1	—
Total derivative liabilities	—	(1.1)	—	—	1.1	—
Total liabilities	$—	$(1.1)	$—	$—	$1.1	$—

Description	June 30, 2023	Netting	Level 1	Level 2	Level 3	NAV
Other Evergy
Assets
Rabbi trusts
Core bond fund	$9.1	$—	$9.1	$—	$—	$—
Total rabbi trusts	9.1	—	9.1	—	—	—
Derivative instruments - commodity contracts(b)
Power	4.5	(0.5)	0.1	—	4.9	—
Total derivative assets	4.5	(0.5)	0.1	—	4.9	—
Total assets	13.6	(0.5)	9.2	—	4.9	—
Liabilities
Derivative instruments
Power	0.2	(0.6)	0.3	—	0.5	—
Natural gas	1.8	—	—	1.8	—	—
Total derivative liabilities	2.0	(0.6)	0.3	1.8	0.5	—
Total liabilities	$2.0	(0.6)	$0.3	$1.8	$0.5	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$717.2	$—	$610.5	$45.1	$—	$61.6
Rabbi trusts	33.5	—	33.5	—	—	—
Self-insured health plan trust(c)	13.3	—	7.8	5.5	—	—
Derivative instruments - commodity contracts(b)
Power	44.7	(23.9)	18.6	31.8	18.2	—
Natural gas	5.1	(34.9)	39.7	0.3	—	—
Total derivative assets	49.8	(58.8)	58.3	32.1	18.2	—
Total assets	813.8	(58.8)	710.1	82.7	18.2	61.6
Liabilities
Derivative instruments - commodity contracts(b)
Power	37.5	(13.4)	11.8	36.2	2.9	—
Natural gas	2.9	(34.9)	35.7	2.1	—	—
Total derivative liabilities	40.4	(48.3)	47.5	38.3	2.9	—
Total liabilities	$40.4	$(48.3)	$47.5	$38.3	$2.9	$—

Description	December 31, 2022	Netting	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$112.5	$—	$100.4	$—	$—	$12.1
International equity funds	62.9	—	62.9	—	—	—
Core bond fund	51.0	—	51.0	—	—	—
High-yield bond fund	25.3	—	25.3	—	—	—
Emerging markets bond fund	16.0	—	16.0	—	—	—
Alternative investments fund	31.8	—	—	—	—	31.8
Real estate securities fund	18.9	—	—	—	—	18.9
Cash equivalents	0.4	—	0.4	—	—	—
Total nuclear decommissioning trust	318.8	—	256.0	—	—	62.8
Rabbi trust
Fixed income funds	15.6	—	15.6	—	—	—
Equity funds	7.3	—	7.3	—	—	—
Combination debt/equity/other fund	1.9	—	1.9	—	—	—
Cash equivalents	0.1	—	0.1	—	—	—
Total rabbi trust	24.9	—	24.9	—	—	—
Derivative instruments - commodity contracts(b)
Power	42.6	(59.7)	45.5	46.5	10.3	—
Natural gas	7.3	(215.3)	222.5	0.1	—	—
Total derivative assets	49.9	(275.0)	268.0	46.6	10.3	—
Total assets	393.6	(275.0)	548.9	46.6	10.3	62.8
Liabilities
Derivative instruments - commodity contracts(b)
Power	46.6	(50.5)	34.0	55.9	7.2	—
Natural gas	1.4	(215.3)	216.6	0.1	—	—
Total derivative liabilities	48.0	(265.8)	250.6	56.0	7.2	—
Total liabilities	$48.0	$(265.8)	$250.6	$56.0	$7.2	$—
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$243.4	$—	$243.4	$—	$—	$—
Debt securities
U.S. Treasury	40.7	—	40.7	—	—	—
U.S. Agency	0.4	—	0.4	—	—	—
State and local obligations	4.2	—	—	4.2	—	—
Corporate bonds	39.1	—	—	39.1	—	—
Foreign governments	0.1	—	—	0.1	—	—
Cash equivalents	6.6	—	6.6	—	—	—
Total nuclear decommissioning trust	334.5	—	291.1	43.4	—	—
Self-insured health plan trust(c)
Equity securities	1.6	—	1.6	—	—	—
Debt securities	8.0	—	2.5	5.5	—	—
Cash and cash equivalents	1.6	—	1.6	—	—	—
Total self-insured health plan trust	11.2	—	5.7	5.5	—	—
Derivative instruments - commodity contracts(b)
Power	—	(3.5)	—	—	3.5	—
Total derivative assets	—	(3.5)	—	—	3.5	—
Total assets	345.7	(3.5)	296.8	48.9	3.5	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	0.6	(3.5)	—	—	4.1	—
Total derivative liabilities	0.6	(3.5)	—	—	4.1	—
Total liabilities	$0.6	$(3.5)	$—	$—	$4.1	$—

Description	December 31, 2022	Netting	Level 1	Level 2	Level 3	NAV
Other Evergy	(millions)
Assets
Rabbi trusts
Core bond fund	$9.2	$—	$9.2	$—	$—	$—
Total rabbi trusts	9.2	—	9.2	—	—	—
Derivative instruments - commodity contracts(b)
Power	0.4	(1.0)	—	—	1.4	—
Total derivative assets	0.4	(1.0)	—	—	1.4	—
Total assets	9.6	(1.0)	9.2	—	1.4	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	0.2	(1.1)	0.2	—	1.1	—
Natural gas	3.7	—	—	3.7	—	—
Total derivative liabilities	3.9	(1.1)	0.2	3.7	1.1	—
Total liabilities	$3.9	$(1.1)	$0.2	$3.7	$1.1	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$653.3	$—	$547.1	$43.4	$—	$62.8
Rabbi trusts	34.1	—	34.1	—	—	—
Self-insured health plan trust(c)	11.2	—	5.7	5.5	—	—
Derivative instruments - commodity contracts(b)
Power	43.0	(64.2)	45.5	46.5	15.2	—
Natural gas	7.3	(215.3)	222.5	0.1	—	—
Total derivative assets	50.3	(279.5)	268.0	46.6	15.2	—
Total assets	748.9	(279.5)	854.9	95.5	15.2	62.8
Liabilities
Derivative instruments - commodity contracts(b)
Power	47.4	(55.1)	34.2	55.9	12.4	—
Natural gas	5.1	(215.3)	216.6	3.8	—	—
Total derivative liabilities	52.5	(270.4)	250.8	59.7	12.4	—
Total liabilities	$52.5	$(270.4)	$250.8	$59.7	$12.4	$—
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

	June 30, 2023		December 31, 2022		June 30, 2023
	Fair	Unfunded	Fair	Unfunded	Redemption	Length of
	Value	Commitments	Value	Commitments	Frequency	Settlement
Evergy Kansas Central	(millions)
Nuclear decommissioning trust:
Domestic equity funds	$10.8	$1.5	$12.1	$1.5	(a)	(a)
Alternative investments fund(b)	33.1	—	31.8	—	Quarterly	65 days
Real estate securities fund(b)	17.7	—	18.9	—	Quarterly	65 days
Total Evergy investments at NAV	$61.6	$1.5	$62.8	$1.5
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
The following table summarizes the net unrealized gains (losses) for the Evergy Companies' nuclear decommissioning trusts and rabbi trusts.

	Three Months Ended June 30		Year to Date June 30
	2023	2022	2023	2022
Evergy	(millions)
Nuclear decommissioning trust - equity securities	$25.2	$(36.8)	$54.7	$(71.6)
Nuclear decommissioning trust - debt securities	(1.3)	(3.6)	0.8	(10.1)
Rabbi trusts - equity securities	0.1	(3.3)	1.7	(5.7)
Total	$24.0	$(43.7)	$57.2	$(87.4)
Evergy Kansas Central
Nuclear decommissioning trust - equity securities	$7.9	$(13.4)	$22.0	$(30.1)
Rabbi trust - equity securities	0.2	(2.6)	1.5	(4.2)
Total	$8.1	$(16.0)	$23.5	$(34.3)
Evergy Metro
Nuclear decommissioning trust - equity securities	$17.3	$(23.4)	$32.7	$(41.5)
Nuclear decommissioning trust - debt securities	(1.3)	(3.6)	0.8	(10.1)
Total	$16.0	$(27.0)	$33.5	$(51.6)

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
Ozone Interstate Transport State Implementation Plans (ITSIP)
In 2015, the EPA lowered the Ozone National Ambient Air Quality Standards (NAAQS) from 75 ppb to 70 ppb. Impacted states were required to submit ITSIPs in 2018 to comply with the "Good Neighbor Provision" of the Clean Air Act (CAA). The EPA did not act on these ITSIP submissions by the deadline established in the CAA and entered consent decrees establishing deadlines to take final action on various ITSIPs. In February 2022, the EPA published a proposed rule to disapprove of ITSIPs submitted by nineteen states including Missouri and Oklahoma. In April 2022, the EPA published a final approval of the Kansas ITSIP in the Federal Register. MDNR submitted a supplemental ITSIP to the EPA on November 1, 2022. In February 2023, the EPA published a final rule disapproving the ITSIPs submitted by 19 states, including the final disapproval of the Missouri and Oklahoma ITSIPs. In April 2023, the Attorneys General of Missouri and Oklahoma have filed Petitions for Review in the U.S. 8th and 10th Circuit Courts of Appeals, respectively, challenging the EPA disapproval. In May 2023, the 8th Circuit granted Missouri's stay request and denied the EPA's request for a change of venue to the D.C. Circuit. Due to uncertainties regarding the legal challenges, the impact on the Evergy Companies' operations and the cost to comply is unknown but is not expected to be material if the ITSIPs are approved in their current forms.
Ozone Interstate Transport Federal Implementation Plans (ITFIP)
In April 2022, the EPA published in the Federal Register the proposed ITFIP to resolve outstanding "Good Neighbor" obligations with respect to the 2015 Ozone NAAQS for 26 states including Missouri and Oklahoma. This ITFIP would establish a revised Cross-State Air Pollution Rule (CSAPR) ozone season nitrogen oxide (NOx) emissions trading program for electric generating units (EGUs) beginning in 2023 and would limit ozone season NOx emissions from certain industrial stationary sources beginning in 2026. The proposed rule would also establish a new daily backstop NOx emissions rate limit for applicable coal-fired units larger than 100 MW, as well as unit-specific NOx emission rate limits for certain industrial emission units and would feature "dynamic" adjustments of emission budgets for EGUs beginning with ozone season 2025. The proposed ITFIP includes reductions to the state ozone season NOx budgets for Missouri and Oklahoma beginning in 2023 with additional reductions in future years. The Evergy Companies provided formal comments as part of the rulemaking process. In June 2023, the EPA published in the Federal Register the final ITFIP for twenty-three states, including Missouri and Oklahoma. The EPA also released an Interim Final Rule in June 2023 that will stay the effectiveness of the ITFIP in Missouri, and five other states, while judicial stays remain in effect for the EPA's final rule disapproval of the ITSIPs submitted by those states. In the Interim Final Rule, the EPA acknowledges that it lacks authority to impose the ITFIP on sources in these states while its disapproval of the ITSIPs submitted by these states is stayed. Due to uncertainties regarding the legal challenges to the ITSIP disapprovals and the ITFIP, the Evergy Companies are unable to accurately assess the impacts of the ITFIP, but the impact on their operations and the cost to comply could be material.
Particulate Matter and Ozone National Ambient Air Quality Standards
In January 2023, the EPA proposed strengthening the primary annual PM2.5 (particulate matter less than 2.5 microns in diameter) NAAQS. The EPA is proposing to lower the primary annual PM2.5 NAAQS from 12.0 µg/m3 (micrograms per cubic meter) to a level that would be between 9.0 and 10.0 µg/m3. The EPA is proposing to retain the other PM NAAQS at their current levels. In March 2023, the EPA released a revised draft Policy Assessment for the Reconsideration of the Ozone NAAQS which recommended retaining the current Ozone NAAQS of 70 parts per billion (ppb). The EPA plans to issue a proposed decision on the Ozone NAAQS reconsideration in the spring of 2024, with a final decision no earlier than the end of 2024. Due to uncertainty regarding the potential lowering of the ozone and PM2.5 NAAQS, the Evergy Companies are unable to accurately assess the impacts of these potential EPA actions on their operations or consolidated financial results, but the cost to comply with lower future ozone or PM2.5 NAAQS could be material.
Regional Haze Rule
In 1999, the EPA finalized the Regional Haze Rule which aims to restore national parks and wilderness areas to pristine conditions. The rule requires states in coordination with the EPA, the National Park Service, the U.S. Fish and Wildlife Service, the U.S. Forest Service, and other interested parties to develop and implement air quality protection plans to reduce the pollution that causes visibility impairment. There are 156 "Class I" areas across the U.S. that must be restored to pristine conditions by the year 2064. There are no Class I areas in Kansas, whereas Missouri has two: the Hercules-Glades Wilderness Area and the Mingo Wilderness Area. States must submit revisions to their Regional Haze Rule SIPs every ten years and the first round was due in 2007. For the second ten-year implementation period, the EPA issued a final rule revision in 2017 that allowed states to submit their SIP revisions by July 31, 2021. The Evergy Companies have been in contact with the Kansas Department of Health and Environment (KDHE) and MDNR as they worked to draft their SIP revisions. The Missouri SIP revision does not require any additional reductions from the Evergy Companies' generating units in the state. MDNR submitted the Missouri SIP revision to the EPA in August 2022, however, they failed to do so by the EPA's revised submittal deadline of August 15, 2022. As a result, on August 30, 2022, the EPA published "finding of failure" with respect to Missouri and fourteen other states for failing to submit their Regional Haze SIP revisions by the applicable deadline. This finding of failure established a two-year deadline for the EPA to issue a Regional Haze federal implementation plan (FIP) for each state unless the state submits and the EPA approves a revised SIP that meets all applicable requirements before the EPA issues the FIP. The Kansas SIP revision was placed on public notice in June 2021 and requested no additional emission reductions by electric utilities based on the significant reductions that were achieved during the first implementation period. The EPA provided comments on the Kansas SIP revision in June 2021 that each state is statutorily required to conduct a "four-factor analysis" on at least two sources within the state to help determine if further emission reductions are necessary. The EPA also stated it would be difficult to approve the Kansas SIP revision if at least two four-factor analyses are not conducted on Kansas emission sources. KDHE submitted the Kansas SIP revision in July 2021. If a Kansas generating unit of the Evergy Companies is selected for analysis, the possibility exists that the state or the EPA, through a revised SIP or a FIP, could determine that additional operational or physical modifications are required on the generating unit to further reduce emissions. The overall cost of those modifications could be material to the Evergy Companies. In June 2023, several environmental organizations filed a suit against the EPA in the D.C. Circuit for failure of the EPA to timely approve or disapprove of the SIP revisions submitted by Kansas and seven other states.
Greenhouse Gases
Burning coal and other fossil fuels releases carbon dioxide (CO2) and other gases referred to as greenhouse gases (GHG). Various regulations under the CAA limit CO2 and other GHG emissions, and in addition, other measures are being imposed or offered by individual states, municipalities and regional agreements with the goal of reducing GHG emissions. In May 2023, the EPA published in the Federal Register proposed GHG regulations that would apply to fossil fuel fired EGUs. The proposal would set CO2 limitations for new gas-fired combustion turbines, existing coal, oil and gas-fired steam generating units, and certain existing gas-fired combustion turbines. The proposed CO2 limitations assume technologies such as carbon capture and sequestration/storage (CCS), hydrogen co-firing, and natural gas co-firing will be utilized.
Due to uncertainty regarding the future of the EPA's GHG regulations, the Evergy Companies cannot determine the impacts on their operations or consolidated financial results, but the cost to comply with potential GHG rules could be material.
Water
The Evergy Companies discharge some of the water used in generation and other operations containing substances deemed to be pollutants. A November 2015 EPA rule applicable to steam-electric power generating plants establishes effluent limitations guidelines (ELG) and standards for wastewater discharges, including limits on the amount of toxic metals and other pollutants that can be discharged. Implementation timelines for this 2015 rule vary from 2018 to 2023. In April 2019, the U.S. Court of Appeals for the 5th Circuit (5th Circuit) issued a ruling that vacated and remanded portions of the original ELG rule. Due to this ruling, the EPA announced a plan in July 2021 to issue a proposed rule in the fall of 2022 to address the vacated limitations for legacy wastewater and landfill leachate. In March 2023, the EPA published a proposed update to the ELG to address the vacated limitations and prior reviews of the existing rule by the current administration. Flue Gas Desulfurization (FGD) wastewater, bottom ash transport wastewater, coal residual leachate, and legacy wastewater are addressed in the proposal. The Evergy Companies have reviewed the proposed modifications to limitations on FGD wastewater and bottom ash transport water and if the regulation is finalized as proposed, the Evergy Companies do not believe the impact to be material. Modifications for best available technology economically available for the discharge of coal residual leachate could be material if the rulemaking is finalized as proposed.
In August 2021, based on an order issued by the U.S. District Court for the District of Arizona, which vacated and remanded the EPA's 2020 Navigable Waters Protection Rule (NWPR), the EPA and the U.S. Army Corps of Engineers announced that they had halted implementation of the NWPR nationwide, and were interpreting "Waters of the United States" consistent with the regulatory regime that was in place prior to 2015. In December 2021, the EPA and the Department of the Army published a proposed rule that would formally repeal the NWPR and revise the definition of "Waters of the United States." In December 2022, the EPA and the Department of the Army issued a final rule establishing a definition for "Waters of the United States." The final rule was published in the Federal Register in January 2023 and took effect in March 2023. In May 2023, the Supreme Court issued a decision that impacts the final rule and has led the EPA to announce an upcoming rulemaking and changes to the current interpretation. The Evergy Companies are reviewing the Supreme Court's decision and awaiting the announced rulemaking. The impact on the Evergy Companies' operations or consolidated financial results are not expected to be material.

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
In May 2023, the EPA published a proposed expansion to the CCR regulation focused on legacy surface impoundments. This regulation expands applicability of the 2015 CCR regulation to two newly defined types of CCR disposal units. If finalized, the Evergy Companies anticipate having additional CCR units requiring evaluation and potential remediation. The cost to comply with these proposed regulations by the EPA could be material.
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
The operating expenses and capital costs billed for jointly-owned plants and shared services are detailed in the following table.

	Three Months Ended June 30		Year to Date June 30
	2023	2022	2023	2022
	(millions)
Evergy Kansas Central billings to Evergy Missouri West	$9.9	$7.2	$16.1	$14.6
Evergy Metro billings to Evergy Missouri West	30.4	32.3	57.2	65.0
Evergy Kansas Central billings to Evergy Metro	12.0	6.9	22.9	13.5
Evergy Metro billings to Evergy Kansas Central	31.7	31.3	60.6	64.7

Money Pool
Evergy Kansas Central, Evergy Metro and Evergy Missouri West are authorized to participate in the Evergy, Inc. money pool, which is an internal financing arrangement in which funds may be lent on a short-term basis between Evergy Kansas Central, Evergy Metro, Evergy Missouri West and Evergy, Inc. Evergy, Inc. can lend but not borrow under the money pool.
As of June 30, 2023, Evergy Metro had no outstanding receivables or payables under the money pool. As of December 31, 2022, Evergy Metro had a $31.0 million outstanding receivable from Evergy Missouri West under the money pool. As of June 30, 2023 and December 31, 2022, Evergy Kansas Central had no outstanding receivables or payables under the money pool.
Related Party Net Receivables and Payables
The following table summarizes Evergy Kansas Central's and Evergy Metro's related party net receivables and payables.

	June 30	December 31
	2023	2022
Evergy Kansas Central	(millions)
Net payable to Evergy	$(13.4)	$(12.7)
Net payable to Evergy Metro	(15.8)	(15.7)
Net receivable from Evergy Missouri West	9.6	7.4

Evergy Metro
Net receivable from Evergy	$16.1	$16.3
Net receivable from Evergy Kansas Central	15.8	15.7
Net receivable from Evergy Missouri West	82.5	137.5
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

	June 30	December 31
	2023	2022
Evergy Kansas Central	(millions)
Income taxes receivable from (payable to) Evergy	$15.4	$(10.3)

Evergy Metro
Income taxes receivable from (payable to) Evergy	$(21.6)	$0.2

13. TAXES
Components of income tax expense are detailed in the following tables.

Evergy
	Three Months Ended June 30		Year to Date June 30
	2023	2022	2023	2022
Current income taxes	(millions)
Federal	$5.6	$13.5	$10.6	$25.0
State	7.2	2.1	11.9	1.7
Total	12.8	15.6	22.5	26.7
Deferred income taxes
Federal	5.5	8.4	13.2	4.5
State	(5.6)	(0.2)	(8.9)	3.0
Total	(0.1)	8.2	4.3	7.5
Investment tax credit
Deferral	—	—	—	2.7
Amortization	(1.9)	(1.7)	(3.6)	(3.3)
Total	(1.9)	(1.7)	(3.6)	(0.6)
Income tax expense	$10.8	$22.1	$23.2	$33.6

Evergy Kansas Central
	Three Months Ended June 30		Year to Date June 30
	2023	2022	2023	2022
Current income taxes	(millions)
Federal	$3.4	$28.9	$21.5	$36.8
State	2.9	(1.1)	4.9	(0.9)
Total	6.3	27.8	26.4	35.9
Deferred income taxes
Federal	(0.7)	(21.9)	(10.7)	(30.4)
State	(1.6)	(0.5)	(2.3)	1.8
Total	(2.3)	(22.4)	(13.0)	(28.6)
Investment tax credit
Deferral	—	—	—	2.7
Amortization	(0.9)	(1.0)	(1.9)	(2.0)
Total	(0.9)	(1.0)	(1.9)	0.7
Income tax expense	$3.1	$4.4	$11.5	$8.0

Evergy Metro
	Three Months Ended June 30		Year to Date June 30
	2023	2022	2023	2022
Current income taxes	(millions)
Federal	$3.3	$(6.9)	$(1.8)	$2.5
State	3.6	1.0	5.2	1.1
Total	6.9	(5.9)	3.4	3.6
Deferred income taxes
Federal	8.1	21.2	20.5	19.6
State	(2.4)	(0.4)	(3.6)	—
Total	5.7	20.8	16.9	19.6
Investment tax credit amortization	(0.9)	(0.6)	(1.7)	(1.2)
Income tax expense	$11.7	$14.3	$18.6	$22.0
Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Evergy
	Three Months Ended June 30		Year to Date June 30
	2023	2022	2023	2022
Federal statutory income tax	21.0%	21.0%	21.0%	21.0%
COLI policies	(1.3)	(0.5)	(1.3)	(0.5)
State income taxes	—	0.5	0.2	0.8
Flow through depreciation for plant-related differences	(7.1)	(6.0)	(7.4)	(6.1)
Federal tax credits	(6.3)	(4.0)	(5.0)	(3.9)
Non-controlling interest	(0.3)	(0.3)	(0.3)	(0.3)
AFUDC equity	(0.6)	(0.5)	(0.6)	(0.5)
Amortization of federal investment tax credits	(0.6)	(0.2)	(0.6)	(0.2)
Valuation allowance	0.4	—	0.2	—
Stock compensation	—	(0.1)	—	(0.4)
Officer compensation limitation	0.2	0.3	0.2	0.3
Other	0.2	(0.1)	0.2	(0.8)
Effective income tax rate	5.6%	10.1%	6.6%	9.4%

Evergy Kansas Central
	Three Months Ended June 30		Year to Date June 30
	2023	2022	2023	2022
Federal statutory income tax	21.0%	21.0%	21.0%	21.0%
COLI policies	(2.3)	(1.0)	(2.4)	(1.0)
State income taxes	0.7	(1.5)	0.7	0.1
Flow through depreciation for plant-related differences	(2.6)	(3.5)	(3.4)	(4.2)
Federal tax credits	(12.3)	(8.8)	(9.0)	(8.3)
Non-controlling interest	(0.5)	(0.6)	(0.5)	(0.6)
AFUDC equity	(0.4)	(0.7)	(0.5)	(0.7)
Amortization of federal investment tax credits	(0.4)	0.1	(0.4)	0.1
Stock compensation	0.1	(0.2)	(0.1)	(0.4)
Officer compensation limitation	—	0.1	—	—
Other	0.1	(0.2)	0.2	(1.4)
Effective income tax rate	3.4%	4.7%	5.6%	4.6%

Evergy Metro
	Three Months Ended June 30		Year to Date June 30
	2023	2022	2023	2022
Federal statutory income tax	21.0%	21.0%	21.0%	21.0%
COLI policies	(0.1)	(0.1)	(0.1)	(0.1)
State income taxes	1.0	0.5	0.9	0.5
Flow through depreciation for plant-related differences	(8.4)	(6.8)	(8.3)	(6.9)
Federal tax credits	(0.2)	(0.2)	(0.2)	(0.2)
AFUDC equity	(0.9)	(0.4)	(0.9)	(0.4)
Amortization of federal investment tax credits	(0.8)	(0.6)	(0.8)	(0.6)
Stock compensation	—	—	0.4	(0.5)
Officer compensation limitation	0.6	0.5	0.6	0.5
Other	(0.1)	(0.1)	(0.2)	—
Effective income tax rate	12.1%	13.8%	12.4%	13.3%
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
Evergy Kansas Central, Evergy Kansas South, Evergy Metro and Evergy Missouri West conduct business in their respective service territories using the name Evergy. Collectively, the Evergy Companies have approximately 15,600 MWs of owned generating capacity and renewable power purchase agreements and engage in the generation, transmission, distribution and sale of electricity to approximately 1.7 million customers in the states of Kansas and Missouri. The Evergy Companies assess financial performance and allocate resources on a consolidated basis (i.e., operate in one segment).
Evergy Kansas Central and Evergy Metro 2023 Rate Case Proceeding
In April 2023, Evergy Kansas Central and Evergy Metro filed an application with the KCC to request an increase to their retail revenues. See Note 4 to the consolidated financial statements for additional information.
Renewable Generation Investment
In August 2022, Evergy Missouri West entered into an agreement with a renewable energy development company to purchase Persimmon Creek, an operational wind farm located in the state of Oklahoma with a generating capacity of approximately 199 MW, for approximately $250 million. Pursuant to the agreement, Evergy Missouri West was permitted to assign its right to purchase Persimmon Creek to another entity, including to other Evergy affiliated companies.
Evergy Missouri West's purchase was subject to regulatory approvals and closing conditions, including the granting of a CCN by the MPSC. In April 2023, the MPSC issued a final order granting the CCN pursuant to certain conditions related to the sharing of operational costs between ratepayers and shareholders. In May 2023, Evergy Missouri West assigned its right to purchase Persimmon Creek to Evergy Kansas Central and Evergy Kansas Central closed on the purchase of Persimmon Creek for $220.9 million, including costs incidental to the purchase of the plant. Evergy Kansas Central included the purchase of Persimmon Creek in its rate case application to the KCC which was filed in April 2023. The addition of Persimmon Creek is consistent with the preferred plan identified through Evergy Kansas Central’s integrated resource plan filed with the KCC in June 2023, which identified it as part of the lowest-cost resource plan to serve customers. See Note 4 to the consolidated financial statements for additional information on Evergy Kansas Central's rate case proceeding.

Regulatory Proceedings
See Note 4 to the consolidated financial statements for information regarding regulatory proceedings.
Wolf Creek Refueling Outage
Wolf Creek's most recent refueling outage began in October 2022 and the unit returned to service in November 2022. Wolf Creek's next refueling outage is planned to begin in the first quarter of 2024.
Earnings Overview
The following table summarizes Evergy's net income and diluted EPS.

	Three Months Ended June 30			Year to Date June 30
	2023	Change	2022	2023	Change	2022
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$179.1	$(15.4)	$194.5	$321.7	$4.7	$317.0
Earnings per common share, diluted	0.78	(0.06)	0.84	1.40	0.02	1.38
Net income attributable to Evergy, Inc. decreased for the three months ended June 30, 2023, compared to the same period in 2022, primarily due to higher depreciation expense, higher interest expense and lower retail sales in the second quarter of 2023 driven by unfavorable weather; partially offset by lower operating and maintenance expenses, new Evergy Metro and Evergy Missouri West retail rates effective in January 2023 and lower income tax expense.
Diluted EPS decreased for the three months ended June 30, 2023, compared to the same period in 2022, primarily due to the decrease in net income attributable to Evergy, Inc. discussed above.
Net income attributable to Evergy, Inc. increased year to date June 30, 2023, compared to the same period in 2022, primarily due to lower operating and maintenance expenses, new Evergy Metro and Evergy Missouri West retail rates effective in January 2023, a realized loss in 2022 from an equity investment, higher interest income and lower income tax expense; partially offset by higher depreciation expense, higher interest expense and lower retail sales in 2023 driven by unfavorable weather.
Diluted EPS increased year to date June 30, 2023, compared to the same period in 2022, primarily due to the increase in net income attributable to Evergy, Inc. discussed above.
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
Adjusted Earnings (non-GAAP) and Adjusted EPS (non-GAAP)
Management believes that adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) are representative measures of Evergy's recurring earnings, assists in the comparability of results and is consistent with how management reviews performance. Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) for the three months ended and year to date June 30, 2022 have been recast, as applicable, to conform to the current year presentation.
Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) for the three months ended and year to date June 30, 2023 were $186.1 million or $0.81 per share and $322.2 million or $1.40 per share, respectively. For the three months ended and year to date June 30, 2022, Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) were $194.5 million or $0.84 per share and $324.4 million or $1.41 per share, respectively.
In addition to net income attributable to Evergy, Inc. and diluted EPS, Evergy's management uses adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) to evaluate earnings and EPS without i.) the costs resulting from non-regulated energy marketing margins from the February 2021 winter weather event; ii.) gains or losses related to equity investments subject to a restriction on sale; iii.) the revenues collected from customers for the return on investment of the retired Sibley Station in 2022 for future refunds to customers; iv.) the mark-to-market impacts of economic hedges related to Evergy Kansas Central's non-regulated 8% ownership share of JEC; v.) costs resulting from advisor expenses; and vi.) the transmission revenues collected from customers in 2022 through Evergy Kansas Central's FERC TFR to be refunded to customers in accordance with a December 2022 FERC order and vii.) the second quarter 2023 deferral of the cumulative amount of prior year revenues collected since October 2019 for costs related to an electric subdivision rebate program to be refunded to customers in accordance with a June 2020 KCC order.
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

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
Three Months Ended June 30	2023		2022
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$179.1	$0.78	$194.5	$0.84
Non-GAAP reconciling items:
Sibley Station return on investment, pre-tax(a)	—	—	(3.1)	(0.01)
Mark-to-market impact of JEC economic hedges, pre-tax(b)	6.4	0.03	—	—
Non-regulated energy marketing costs related to February 2021 winter weather event, pre-tax(c)	0.1	—	0.3	—
Advisor expenses, pre-tax(d)	—	—	2.5	0.01
Restricted equity investment losses, pre-tax(e)	—	—	2.1	0.01
TFR refund, pre-tax(f)	—	—	(1.9)	(0.01)
Electric subdivision rebate program costs refund, pre-tax(g)	2.6	0.01	—	—
Income tax expense (benefit)(h)	(2.1)	(0.01)	0.1	—
Adjusted earnings (non-GAAP)	$186.1	$0.81	$194.5	$0.84

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
Year to Date June 30	2023		2022
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$321.7	$1.40	$317.0	$1.38
Non-GAAP reconciling items:
Sibley Station return on investment, pre-tax(a)	—	—	(6.2)	(0.03)
Mark-to-market impact of JEC economic hedges, pre-tax(b)	(2.0)	(0.01)	—	—
Non-regulated energy marketing costs related to February 2021 winter weather event, pre-tax(c)	0.2	—	0.6	—
Advisor expenses, pre-tax(d)	—	—	2.5	0.01
Restricted equity investment losses, pre-tax(e)	—	—	16.3	0.07
TFR refund, pre-tax(f)	—	—	(3.8)	(0.02)
Electric subdivision rebate program costs refund, pre-tax(g)	2.6	0.01	—	—
Income tax (benefit) expense (h)	(0.3)	—	(2.0)	—
Adjusted earnings (non-GAAP)	$322.2	$1.40	$324.4	$1.41
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
(d) Reflects advisor expenses incurred associated with strategic planning and are included in operating and maintenance expense on the consolidated statements of comprehensive income.
(e)Reflects losses related to equity investments which were subject to a restriction on sale that are included in investment earnings on the consolidated statements of comprehensive income.
(f)Reflects transmission revenues collected from customers in 2022 through Evergy Kansas Central's FERC TFR to be refunded to customers in accordance with a December 2022 FERC order that are included in operating revenues on the consolidated statements of comprehensive income.
(g)Reflects the second quarter 2023 deferral of the cumulative amount of prior year revenues collected since October 2019 for costs related to an electric subdivision rebate program to be refunded to customers in accordance with a June 2020 KCC order that are included in operating revenues on the consolidated statements of comprehensive income.
(h)Reflects an income tax effect calculated at a statutory rate of approximately 22%.
ENVIRONMENTAL MATTERS
See Note 11 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 12 to the consolidated financial statements for information regarding related party transactions.

EVERGY RESULTS OF OPERATIONS
The following table summarizes Evergy's comparative results of operations.

	Three Months Ended June 30			Year to Date June 30
	2023	Change	2022	2023	Change	2022
	(millions)
Operating revenues	$1,354.2	$(92.3)	$1,446.5	$2,651.0	$(19.4)	$2,670.4
Fuel and purchased power	344.8	(69.5)	414.3	699.0	(24.3)	723.3
SPP network transmission costs	75.4	(6.1)	81.5	156.6	(3.6)	160.2
Operating and maintenance	227.6	(55.2)	282.8	443.9	(91.1)	535.0
Depreciation and amortization	269.4	37.3	232.1	532.8	71.7	461.1
Taxes other than income tax	100.4	0.1	100.3	202.8	0.6	202.2
Income from operations	336.6	1.1	335.5	615.9	27.3	588.6
Other expense, net	(11.7)	6.2	(17.9)	(11.7)	32.5	(44.2)
Interest expense	133.7	34.4	99.3	256.8	65.7	191.1
Income tax expense	10.8	(11.3)	22.1	23.2	(10.4)	33.6
Equity in earnings of equity method investees, net of income taxes	1.8	0.4	1.4	3.7	0.2	3.5
Net income	182.2	(15.4)	197.6	327.9	4.7	323.2
Less: Net income attributable to noncontrolling interests	3.1	—	3.1	6.2	—	6.2
Net income attributable to Evergy, Inc.	$179.1	$(15.4)	$194.5	$321.7	$4.7	$317.0

Gross Margin (GAAP) and Utility Gross Margin (non-GAAP)
The following table summarizes Evergy's gross margin (GAAP) and MWhs sold and reconciles Evergy's gross margin (GAAP) to Evergy's utility gross margin (non-GAAP). See "Executive Summary - Non-GAAP Measures", above for additional information regarding gross margin (GAAP) and utility gross margin (non-GAAP).

	Revenues and Expenses			MWhs Sold
Three Months Ended June 30	2023	Change	2022	2023	Change	2022
Retail revenues	(millions)			(thousands)
Residential	$492.7	$(20.7)	$513.4	3,616	(138)	3,754
Commercial	460.7	(4.8)	465.5	4,438	50	4,388
Industrial	157.3	(12.8)	170.1	2,118	(89)	2,207
Other retail revenues	8.9	(0.9)	9.8	31	(2)	33
Total electric retail	1,119.6	(39.2)	1,158.8	10,203	(179)	10,382
Wholesale revenues	83.1	3.6	79.5	3,498	(874)	4,372
Transmission revenues	100.5	(0.5)	101.0	N/A	N/A	N/A
Other revenues	51.0	(56.2)	107.2	N/A	N/A	N/A
Operating revenues	1,354.2	(92.3)	1,446.5	13,701	(1,053)	14,754
Fuel and purchased power	(344.8)	69.5	(414.3)
SPP network transmission costs	(75.4)	6.1	(81.5)
Operating and maintenance(a)	(121.1)	19.9	(141.0)
Depreciation and amortization	(269.4)	(37.3)	(232.1)
Taxes other than income tax	(100.4)	(0.1)	(100.3)
Gross margin (GAAP)	443.1	(34.2)	477.3
Operating and maintenance(a)	121.1	(19.9)	141.0
Depreciation and amortization	269.4	37.3	232.1
Taxes other than income tax	100.4	0.1	100.3
Utility gross margin (non-GAAP)	$934.0	$(16.7)	$950.7
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $106.5 million and $141.8 million for the three months ended June 30, 2023 and 2022, respectively.

	Revenues and Expenses			MWhs Sold
Year to Date June 30	2023	Change	2022	2023	Change	2022
Retail revenues	(millions)			(thousands)
Residential	$951.3	$(13.9)	$965.2	7,357	(332)	7,689
Commercial	890.7	22.1	868.6	8,749	105	8,644
Industrial	316.4	(4.0)	320.4	4,182	(138)	4,320
Other retail revenues	20.2	1.4	18.8	62	(3)	65
Total electric retail	2,178.6	5.6	2,173.0	20,350	(368)	20,718
Wholesale revenues	153.5	22.1	131.4	7,046	(1,226)	8,272
Transmission revenues	206.3	7.3	199.0	N/A	N/A	N/A
Other revenues	112.6	(54.4)	167.0	N/A	N/A	N/A
Operating revenues	2,651.0	(19.4)	2,670.4	27,396	(1,594)	28,990
Fuel and purchased power	(699.0)	24.3	(723.3)
SPP network transmission costs	(156.6)	3.6	(160.2)
Operating and maintenance(a)	(239.3)	33.1	(272.4)
Depreciation and amortization	(532.8)	(71.7)	(461.1)
Taxes other than income tax	(202.8)	(0.6)	(202.2)
Gross margin (GAAP)	820.5	(30.7)	851.2
Operating and maintenance(a)	239.3	(33.1)	272.4
Depreciation and amortization	532.8	71.7	461.1
Taxes other than income tax	202.8	0.6	202.2
Utility gross margin (non-GAAP)	$1,795.4	$8.5	$1,786.9
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $204.6 million and $262.6 million year to date June 30, 2023 and 2022, respectively.

Evergy's gross margin (GAAP) decreased $34.2 million for the three months ended June 30, 2023, compared to the same period in 2022 and Evergy's utility gross margin (non-GAAP) decreased $16.7 million for the three months ended June 30, 2023, compared to the same period in 2022, both measures were driven by:
•an $18.8 million decrease primarily due to lower retail sales driven by unfavorable weather (cooling degree days decreased by 13%); partially offset by higher weather-normalized residential and commercial demand;
•a $6.4 million decrease due to mark-to-market losses related to forward contracts for natural gas and electricity entered into as economic hedges against fuel price volatility related to Evergy Kansas Central's non-regulated 8% ownership share of JEC; and
•a $5.1 million decrease in operating revenue related to non-regulated energy marketing activity at Evergy Kansas Central; partially offset by
•a $13.6 million increase from new Evergy Metro and Evergy Missouri West retail rates effective in January 2023.
Additionally, the decrease in Evergy's gross margin (GAAP) was also driven by:
•a $37.3 million increase in depreciation and amortization as further described below; partially offset by
•a $19.9 million decrease in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by a $8.5 million decrease in plant operating and maintenance expense at fossil-fuel generating units and a $6.9 million decrease in transmission and distribution operating and maintenance expenses as further described below.

Evergy's gross margin (GAAP) decreased $30.7 million year to date June 30, 2023, compared to the same period in 2022 and Evergy's utility gross margin (non-GAAP) increased $8.5 million year to date June 30, 2023, compared to the same period in 2022, both measures were driven by:
•a $27.5 million decrease primarily due to lower retail sales driven by unfavorable weather (cooling degree days decreased by 13% and heating degree days decreased by 13%), partially offset by higher weather-normalized residential and commercial demand; partially offset by
•a $25.4 million increase from new Evergy Metro and Evergy Missouri West retail rates effective in January 2023;
•a $7.3 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2023 and revised in March 2023;
•a $2.0 million increase due to mark-to-market gains related to forward contracts for natural gas and electricity entered into as economic hedges against fuel price volatility related to Evergy Kansas Central's non-regulated 8% ownership share of JEC; and
•a $1.3 million increase in operating revenue related to non-regulated energy marketing activity at Evergy Kansas Central.
Additionally, the decrease in Evergy's gross margin (GAAP) was also driven by:
•a $71.7 million increase in depreciation and amortization as further described below; partially offset by
•a $33.1 million decrease in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by a $13.7 million decrease in plant and operating and maintenance expense at fossil-fuel generating units, a $9.4 million decrease in transmission and distribution operating and maintenance expenses and a $6.9 million decrease in plant operating and maintenance expense at Wolf Creek as further described below.
Operating and Maintenance
Evergy's operating and maintenance expense decreased $55.2 million for the three months ended June 30, 2023, compared to the same period in 2022, primarily driven by:
•a $19.5 million decrease in administrative labor and employee benefits expenses primarily due to lower employee headcount in 2023;
•an $8.5 million decrease in plant operating and maintenance expense at fossil-fuel generating units primarily due to a $4.9 million decrease at Evergy Kansas Central driven by a major maintenance outage at JEC in 2022 and a $2.7 million decrease at Evergy Metro driven by a major maintenance outage at Iatan Station Unit 1 in 2022; partially offset by a major maintenance outage at Hawthorn Station in 2023;
•a $6.9 million decrease in transmission and distribution operating and maintenance expenses primarily at Evergy Kansas Central and Evergy Metro driven by lower labor expense primarily due to an increase in labor capitalization and lower employee headcount;
•a $4.2 million decrease in various administrative and general operating and maintenance expenses primarily due to lower regulatory amortizations at Evergy Metro and Evergy Missouri West as a result of their 2022 rate cases; and
•$2.5 million of advisor expenses incurred in the second quarter of 2022 associated with strategic planning.

Evergy's operating and maintenance expense decreased $91.1 million year to date June 30, 2023, compared to the same period in 2022, primarily driven by:
•a $32.8 million decrease in administrative labor and employee benefits expenses primarily due to lower employee headcount in 2023;
•a $13.7 million decrease in plant operating and maintenance expense at fossil-fuel generating units primarily due to an $8.6 million decrease at Evergy Kansas Central driven by major maintenance outages at JEC in 2022 and a $3.0 million decrease at Evergy Metro driven by major maintenance outages at Iatan Station Unit 1 and LaCygne Unit 2 in 2022; partially offset by a major maintenance outage at Hawthorn Station in 2023;
•a $10.1 million decrease in various administrative and general operating and maintenance expenses primarily due to lower regulatory amortizations at Evergy Metro and Evergy Missouri West as a result of their 2022 rate cases;
•a $9.4 million decrease in transmission and distribution operating and maintenance expenses primarily at Evergy Kansas Central and Evergy Metro driven by lower labor expense primarily due to an increase in labor capitalization and lower employee headcount; partially offset by a $5.3 million increase in vegetation management costs;
•a $6.9 million decrease in plant operating and maintenance expense at Wolf Creek at Evergy Kansas Central and Evergy Metro primarily due to lower refueling outage amortization in 2023 and lower labor expense in 2023 driven by an increase in labor capitalization and lower employee headcount; and
•$2.5 million of advisor expenses incurred in 2022 associated with strategic planning; partially offset by
•a $3.7 million increase in property insurance expense due to a lower annual refund of nuclear insurance premiums received by Evergy Kansas Central and Evergy Metro in 2023 related to their ownership interest in Wolf Creek.
Depreciation and Amortization
Evergy's depreciation and amortization increased $37.3 million for the three months ended June 30, 2023, compared to the same period in 2022, primarily driven by:
•a $19.1 million increase primarily due to a change in depreciation rates and the rebasing of plant-in-service-accounting (PISA) depreciation deferrals as a result of Evergy Metro's and Evergy Missouri West's 2022 rate cases effective in January 2023; and
•an $18.2 million increase primarily due to capital additions.
Evergy's depreciation and amortization increased $71.7 million year to date June 30, 2023, compared to the same periods in 2022, primarily driven by:
•a $37.7 million increase primarily due to a change in depreciation rates and the rebasing of PISA depreciation deferrals as a result of Evergy Metro's and Evergy Missouri West's 2022 rate cases effective in January 2023; and
•a $34.0 million increase primarily due to capital additions.
Other Expense, Net
Evergy's other expense, net decreased $6.2 million for the three months ended June 30, 2023, primarily driven by:
•a $4.5 million increase in interest and dividend income primarily due to an increase in carrying charges related to Evergy Missouri West's costs associated with the February 2021 winter weather event expected to be recovered through securitization financing.

Evergy's other expense, net decreased $32.5 million year to date June 30, 2023, compared to the same period in 2022, primarily driven by:
•a $26.3 million decrease due to higher investment earnings primarily driven by a $16.3 million loss related to Evergy's equity investment in an early-stage energy solutions company that was sold in March 2022 through a share forward agreement which was completed in June 2022, a $10.3 million increase in interest and dividend income primarily due to an increase in carrying charges related to Evergy Missouri West's costs associated with the February 2021 winter weather event expected to be recovered through securitization financing and a $5.7 million increase due to net unrealized losses becoming net unrealized gains in Evergy Kansas Central's rabbi trust; partially offset by a $6.4 million decrease in unrealized gains due to the change in fair value related to other equity investments; and
•an $8.1 million decrease due to recording higher Evergy Kansas Central corporate-owned life insurance (COLI) benefits in 2023; partially offset by
•$8.0 million of lower equity allowance for funds used during construction (AFUDC) primarily at Evergy Kansas Central and Evergy Metro primarily driven by higher short-term debt balances in 2023.
Interest Expense
Evergy's interest expense increased $34.4 million for the three months ended June 30, 2023, compared to the same period in 2022, primarily driven by a $26.8 million increase in interest expense on short-term borrowings primarily due to higher short-term debt balances and weighted-average interest rates for Evergy Kansas Central, Evergy Metro and Evergy Missouri West in 2023.
Evergy's interest expense increased $65.7 million year to date June 30, 2023, compared to the same period in 2022, primarily driven by a $54.3 million increase in interest expense on short-term borrowings primarily due to higher short-term debt balances and weighted-average interest rates for Evergy Kansas Central, Evergy Metro and Evergy Missouri West in 2023.
Income Tax Expense
Evergy's income tax expense decreased $11.3 million for the three months ended June 30, 2023, compared to the same period in 2022, primarily driven by:
•a $5.9 million decrease primarily due to Evergy Metro and Evergy Missouri West lower pre-tax income in the second quarter of 2023; and
•a $3.8 million decrease due to higher wind and other income tax credits in the second quarter of 2023.
Evergy's income tax expense decreased $10.4 million year to date June 30, 2023, compared to the same period in 2022, primarily driven by:
•a $4.3 million decrease primarily due to higher amortization of excess deferred income taxes authorized by FERC in December 2022;
•a $3.0 million decrease primarily due to higher expected COLI proceeds in 2023; and
•a $1.3 million decrease primarily due to lower Evergy Metro and Evergy Missouri West pre-tax income in 2023.
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

Short-Term Borrowings
As of June 30, 2023, Evergy had $627.2 million of available borrowing capacity under its master credit facility. The available borrowing capacity under the master credit facility consisted of $162.8 million for Evergy, Inc., $185.2 million for Evergy Kansas Central, $188.5 million for Evergy Metro and $90.7 million for Evergy Missouri West. The Evergy Companies' borrowing capacity under the master credit facility also supports their issuance of commercial paper. See Note 7 to the consolidated financial statements for more information regarding the master credit facility.
In February 2022, Evergy, Inc. entered into a $500.0 million unsecured Term Loan Facility that originally expired in February 2023. In February 2023, Evergy, Inc. amended the $500.0 million Term Loan Facility to extend the expiration date to February 2024. As a result of the amendment, Evergy, Inc. demonstrated its intent and ability to refinance the Term Loan Facility and reflected this $500.0 million borrowing within long-term debt, net, on Evergy's consolidated balance sheet as of December 31, 2022. As of June 30, 2023, Evergy had borrowed $500.0 million under the Term Loan Facility that is reflected within notes payable and commercial paper on Evergy's consolidated balance sheet. Evergy's borrowings under the Term Loan Facility were used for, among other things, working capital, capital expenditures and general corporate purposes.
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
Pensions
Year to date June 30, 2023, Evergy made pension contributions of $27.0 million. Evergy, Evergy Kansas Central and Evergy Metro do not expect to make additional pension contributions in 2023. Also in 2023, Evergy expects to make additional post-retirement benefit contributions of $1.3 million. See Note 6 to the consolidated financial statements for additional information on Evergy's pension and post-retirement plans.
Debt Covenants
As of June 30, 2023, Evergy was in compliance with all debt covenants under the master credit facility, the Term Loan Facility and certain debt instruments that contain restrictions that require the maintenance of certain capitalization and leverage ratios. See Note 7 to the consolidated financial statements for more information.
Cash Flows
The following table presents Evergy's cash flows from operating, investing and financing activities.

Year to Date June 30	2023	2022
	(millions)
Cash Flows from Operating Activities	$715.2	$588.9
Cash Flows used in Investing Activities	(1,307.4)	(1,128.9)
Cash Flows from Financing Activities	598.4	536.2
Cash Flows from Operating Activities
Evergy's cash flows from operating activities increased $126.3 million year to date June 30, 2023, compared to the same period in 2022, primarily driven by a $98.8 million increase in cash receipts for retail electric sales in 2023, primarily due to collection of higher December 2022 receivables in January 2023 and increases from new Evergy Metro and Evergy Missouri West retail rates effective in January 2023.

Cash Flows used in Investing Activities
Evergy's cash flows used in investing activities increased $178.5 million year to date June 30, 2023, compared to the same period in 2022, primarily driven by:
•the acquisition of Persimmon Creek Wind Farm for $217.9 million, net of cash acquired, in 2023; partially offset by
•a $39.5 million increase in proceeds from COLI investments at Evergy Kansas Central due to a higher number of policy settlements in 2023.
Cash Flows from Financing Activities
Evergy's cash flows from financing activities increased $62.2 million year to date June 30, 2023, compared to the same period in 2022, primarily driven by:
•a $443.6 million increase in proceeds from long-term debt due to Evergy Kansas Central's issuance of $400.0 million of 5.70% FMBs in March 2023 and Evergy Metro’s issuance of $300.0 million of 4.95% Mortgage Bonds in April 2023; partially offset by Evergy Missouri West's issuance of $250.0 million of 3.75% FMBs in March 2022; partially offset by
•a $331.7 million decrease in short-term debt borrowings primarily due to Evergy Kansas Central's repayment of commercial paper borrowings with the proceeds from its issuance of $400.0 million of 5.70% FMBs in March 2023.
EVERGY KANSAS CENTRAL, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Kansas Central is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Kansas Central's comparative results of operations.

Year to Date June 30	2023	Change	2022
	(millions)
Operating revenues	$1,318.2	$(19.7)	$1,337.9
Fuel and purchased power	258.2	(28.9)	287.1
SPP network transmission costs	156.6	(3.6)	160.2
Operating and maintenance	223.2	(44.0)	267.2
Depreciation and amortization	252.8	12.5	240.3
Taxes other than income tax	110.2	1.8	108.4
Income from operations	317.2	42.5	274.7
Other expense, net	(6.6)	10.8	(17.4)
Interest expense	106.8	21.2	85.6
Income tax expense	11.5	3.5	8.0
Equity in earnings of equity method investees, net of income taxes	2.0	—	2.0
Net income	194.3	28.6	165.7
Less: Net income attributable to noncontrolling interests	6.2	—	6.2
Net income attributable to Evergy Kansas Central, Inc.	$188.1	$28.6	$159.5

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

	Revenues and Expenses			MWhs Sold
Year to Date June 30	2023	Change	2022	2023	Change	2022
Retail revenues	(millions)			(thousands)
Residential	$384.4	$(34.5)	$418.9	2,967	(180)	3,147
Commercial	358.8	(0.1)	358.9	3,499	99	3,400
Industrial	206.7	(6.0)	212.7	2,658	(130)	2,788
Other retail revenues	6.8	(1.8)	8.6	20	—	20
Total electric retail	956.7	(42.4)	999.1	9,144	(211)	9,355
Wholesale revenues	126.4	(5.1)	131.5	4,617	(447)	5,064
Transmission revenues	197.2	18.6	178.6	N/A	N/A	N/A
Other revenues	37.9	9.2	28.7	N/A	N/A	N/A
Operating revenues	1,318.2	(19.7)	1,337.9	13,761	(658)	14,419
Fuel and purchased power	(258.2)	28.9	(287.1)
SPP network transmission costs	(156.6)	3.6	(160.2)
Operating and maintenance (a)	(113.2)	20.3	(133.5)
Depreciation and amortization	(252.8)	(12.5)	(240.3)
Taxes other than income tax	(110.2)	(1.8)	(108.4)
Gross margin (GAAP)	427.2	18.8	408.4
Operating and maintenance (a)	113.2	(20.3)	133.5
Depreciation and amortization	252.8	12.5	240.3
Taxes other than income tax	110.2	1.8	108.4
Utility gross margin (non-GAAP)	$903.4	$12.8	$890.6
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $110.0 million and $133.7 million year to date June 30, 2023 and 2022, respectively.

Evergy Kansas Central's gross margin (GAAP) increased $18.8 million year to date June 30, 2023, compared to the same period in 2022, and Evergy Kansas Central's utility gross margin (non-GAAP) increased $12.8 million year to date June 30, 2023, compared to the same period in 2022, both measures were driven by:
•an $18.6 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2023 and revised in March 2023; and
•a $2.0 million increase due to mark-to-market gains related to forward contracts for natural gas and electricity entered into as economic hedges against fuel price volatility related to Evergy Kansas Central's non-regulated 8% ownership share of JEC; partially offset by
•a $7.8 million decrease primarily due to lower retail sales driven by unfavorable weather (cooling degree days decreased by 12% and heating degree days decreased by 13%); partially offset by higher weather-normalized residential and commercial demand.

Additionally, the increase in Evergy Kansas Central's gross margin (GAAP) was also driven by:
•a $20.3 million decrease in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by an $8.6 million decrease in operating and maintenance expense at fossil-fuel generating units, a $3.3 million decrease in operating and maintenance expense at Wolf Creek and a $4.5 million decrease in transmission and distribution operating and maintenance expenses as described further below; partially offset by
•a $12.5 million increase in depreciation and amortization expense as described further below.
Evergy Kansas Central Operating and Maintenance
Evergy Kansas Central's operating and maintenance expense decreased $44.0 million year to date June 30, 2023, compared to the same period in 2022, primarily driven by:
•a $13.6 million decrease in administrative labor and employee benefits expenses primarily due to lower employee headcount in 2023;
•an $8.6 million decrease in plant operating and maintenance expense at fossil-fuel generating units primarily driven by a major maintenance outage at JEC in 2022;
•a $4.5 million decrease in various transmission and distribution operating and maintenance expenses primarily due to lower labor costs driven by an increase in labor capitalization and lower employee headcount, partially offset by a $3.4 million increase in vegetation management costs;
•a $3.3 million decrease in injuries and damages expense primarily due to settled litigation in 2023; and
•a $3.3 million decrease in plant operating and maintenance expense at Wolf Creek primarily due to lower refueling outage amortization in 2023 and lower labor costs in 2023 driven by an increase in labor capitalization and lower employee headcount; partially offset by
•a $1.9 million increase in property insurance expense due to a lower annual refund of nuclear insurance premiums received in 2023 related to Evergy Kansas Central's ownership interest in Wolf Creek.
Evergy Kansas Central Depreciation and Amortization
Evergy Kansas Central's depreciation and amortization expense increased $12.5 million year to date June 30, 2023, compared to the same period in 2022, primarily driven by capital additions.
Evergy Kansas Central Other Expense, Net
Evergy Kansas Central's other expense, net decreased $10.8 million year to date June 30, 2023, compared to the same period in 2022, primarily driven by:
•an $8.1 million decrease due to recording higher COLI benefits in 2023; and
•a $5.7 million increase in net unrealized gains in Evergy Kansas Central's rabbi trust; partially offset by
•$3.7 million of lower equity AFUDC driven by higher short-term debt balances in 2023.
Evergy Kansas Central Interest Expense
Evergy Kansas Central's interest expense increased $21.2 million year to date June 30, 2023, compared to the same period in 2022, primarily driven by an $18.1 million increase in interest expense on short-term borrowings primarily due to higher short-term debt balances and weighted-average interest rates in 2023.
Evergy Kansas Central Income Tax Expense
Evergy Kansas Central's income tax expense increased $3.5 million year to date June 30, 2023, compared to the same period in 2022, primarily driven by:
•a $7.1 million increase due to higher pre-tax income in 2023; partially offset by
•a $3.3 million decrease primarily due to higher expected COLI proceeds in 2023.

EVERGY METRO, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Metro is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Metro's comparative results of operations.

Year to Date June 30	2023	Change	2022
	(millions)
Operating revenues	$891.7	$(30.9)	$922.6
Fuel and purchased power	257.4	(34.0)	291.4
Operating and maintenance	132.1	(32.7)	164.8
Depreciation and amortization	207.8	40.4	167.4
Taxes other than income tax	65.7	(1.4)	67.1
Income from operations	228.7	(3.2)	231.9
Other expense, net	(12.9)	0.2	(13.1)
Interest expense	65.6	11.8	53.8
Income tax expense	18.6	(3.4)	22.0
Net income	$131.6	$(11.4)	$143.0

Evergy Metro Gross Margin (GAAP) and Utility Gross Margin (non-GAAP)
The following table summarizes Evergy Metro's gross margin (GAAP) and MWhs sold and reconciles Evergy Metro's gross margin (GAAP) to Evergy Metro's utility gross margin (non-GAAP). See "Executive Summary - Non-GAAP Measures" for additional information regarding gross margin (GAAP) and utility gross margin (non-GAAP).

	Revenues and Expenses			MWhs Sold
Year to Date June 30	2023	Change	2022	2023	Change	2022
Retail revenues	(millions)			(thousands)
Residential	$344.0	(0.8)	$344.8	2,621	(83)	2,704
Commercial	373.2	5.5	367.7	3,592	(17)	3,609
Industrial	63.4	1.2	62.2	837	13	824
Other retail revenues	6.1	0.5	5.6	33	(2)	35
Total electric retail	786.7	6.4	780.3	7,083	(89)	7,172
Wholesale revenues	37.3	32.1	5.2	2,381	(665)	3,046
Transmission revenues	7.1	(2.7)	9.8	N/A	N/A	N/A
Other revenues	60.6	(66.7)	127.3	N/A	N/A	N/A
Operating revenues	891.7	(30.9)	922.6	9,464	(754)	10,218
Fuel and purchased power	(257.4)	34.0	(291.4)
Operating and maintenance (a)	(92.1)	11.3	(103.4)
Depreciation and amortization	(207.8)	(40.4)	(167.4)
Taxes other than income tax	(65.7)	1.4	(67.1)
Gross margin (GAAP)	268.7	(24.6)	293.3
Operating and maintenance (a)	92.1	(11.3)	103.4
Depreciation and amortization	207.8	40.4	167.4
Taxes other than income tax	65.7	(1.4)	67.1
Utility gross margin (non-GAAP)	$634.3	$3.1	$631.2
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $39.9 million and $61.4 million year to date June 30, 2023 and 2022, respectively.

Evergy Metro's gross margin (GAAP) decreased $24.6 million year to date June 30, 2023, compared to the same period in 2022 and Evergy Metro's utility gross margin (non-GAAP) increased $3.1 million year to date June 30, 2023, compared to the same period in 2022, both measures were driven by:
•an $8.5 million decrease primarily due to lower retail sales driven by unfavorable weather (cooling degree days decreased by 15% and heating degree days decreased by 13%), partially offset by higher weather-normalized demand; partially offset by
•a $10.1 million increase from new Evergy Metro retail rates effective in January 2023; and
•a $1.5 million increase related to Evergy Metro's TDC rider in 2023.
Additionally, the decrease in Evergy Metro's gross margin (GAAP) was also driven by:
•a $40.4 million increase in depreciation and amortization expense as described further below; partially offset by
•an $11.3 million decrease in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by a $3.8 million decrease in transmission and distribution operating and maintenance expenses, a $3.6 million decrease in plant operating and maintenance expense at Wolf Creek and a $3.0 million decrease in operating and maintenance expense at fossil-fuel generating units as further described below.

Evergy Metro Operating and Maintenance
Evergy Metro's operating and maintenance expense decreased $32.7 million year to date June 30, 2023, compared to the same period in 2022, primarily driven by:
•a $14.7 million decrease in administrative labor and employee benefits expenses primarily due to lower employee headcount in 2023;
•a $6.8 million decrease in various administrative and general operating and maintenance expenses primarily driven by lower regulatory amortizations as a result of Evergy Metro's 2022 rate case;
•a $3.8 million decrease in various transmission and distribution operating and maintenance expenses primarily due to lower labor costs driven by an increase in labor capitalization, lower employee headcount and lower contractor costs;
•a $3.6 million decrease in plant operating and maintenance expense at Wolf Creek primarily due to lower refueling outage amortizations in 2023 and lower labor costs driven by an increase in labor capitalization and lower employee headcount; and
•a $3.0 million decrease in plant operating and maintenance expense at fossil-fuel generating units primarily driven by major maintenance outages at Iatan Station Unit 1 and LaCygne Unit 2 in 2022; partially offset by a major maintenance outage at Hawthorn Station in 2023; partially offset by
•a $1.8 million increase in property insurance expense due to a lower annual refund of nuclear insurance premiums received in 2023 related to Evergy Metro's ownership interest in Wolf Creek.
Evergy Metro Depreciation Expense
Evergy Metro's depreciation and amortization expense increased $40.4 million year to date June 30, 2023, compared to the same period in 2022, primarily driven by:
•a $25.2 million increase primarily due to a change in depreciation rates and the rebasing of PISA depreciation deferrals as a result of Evergy Metro's 2022 rate case effective in January 2023; and
•a $15.4 million increase primarily due to capital additions.
Evergy Metro Interest Expense
Evergy Metro's interest expense increased $11.8 million year to date June 30, 2023, compared to the same period in 2022, primarily driven by an $8.9 million increase in interest expense on short-term borrowings primarily due to higher short-term debt balances and weighted-average interest rates in 2023.
Evergy Metro Income Tax Expense
Evergy Metro's income tax expense decreased $3.4 million year to date June 30, 2023, compared to the same period in 2022, primarily driven by lower pre-tax income in 2023.
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
Changes in Internal Control Over Financial Reporting
Effective in the second quarter of 2023, the Evergy Companies implemented the first phase of a Generation Enterprise Asset Management program at select generation facilities which is expected to be a strategic and holistic approach to physical asset management across the Evergy fleet once fully deployed. The Evergy Companies expect that this program will create efficiency by coordinating and standardizing asset management processes across the enterprise, including business processes, data and IT systems. In connection with this implementation, Evergy updated its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes.

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
Changes in Internal Control Over Financial Reporting
Effective in the second quarter of 2023, the Evergy Companies implemented the first phase of a Generation Enterprise Asset Management program at select generation facilities which is expected to be a strategic and holistic approach to physical asset management across the Evergy fleet once fully deployed. The Evergy Companies expect that this program will create efficiency by coordinating and standardizing asset management processes across the enterprise, including business processes, data and IT systems. In connection with this implementation, Evergy Kansas Central updated its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes.

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

Changes in Internal Control Over Financial Reporting
Effective in the second quarter of 2023, the Evergy Companies implemented the first phase of a Generation Enterprise Asset Management program at select generation facilities which is expected to be a strategic and holistic approach to physical asset management across the Evergy fleet once fully deployed. The Evergy Companies expect that this program will create efficiency by coordinating and standardizing asset management processes across the enterprise, including business processes, data and IT systems. In connection with this implementation, Evergy Metro updated its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes.

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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities
The following table provides information regarding purchases by Evergy of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2023.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased(a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - 30	—	$—	—	—
May 1 - 31	157	61.44	—	—
June 1 - 30	1,326	57.41	—	—
Total	1,483	$57.84	—	—
(a) Represents shares Evergy purchased for withholding taxes related to the vesting of RSUs.

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
Securities Trading Plans of Directors and Executive Officers
For the three months ended June 30, 2023, no director or officer has adopted, terminated or modified a Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangement required to be disclosed under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number		Description of Document	Registrant

10.1
First Amendment to Amended and restated Credit Agreement, dated as of June 2, 2023, by and among Evergy, Inc., Evergy Metro, Inc., Evergy Missouri West, Inc., and Evergy Kansas Central, Inc., as Borrowers, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. (Exhibit 10.1 to Evergy's, Evergy Metro's and Evergy Kansas Central's Form 8-K filed on June 2, 2023).
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

EVERGY, INC.

Dated:	August 3, 2023	By: /s/ Kirkland B. Andrews
(Kirkland B. Andrews)
(Executive Vice President and Chief Financial Officer)

EVERGY KANSAS CENTRAL, INC.

Dated:	August 3, 2023	By: /s/ Kirkland B. Andrews
(Kirkland B. Andrews)
(Executive Vice President and Chief Financial Officer)

EVERGY METRO, INC.

Dated:	August 3, 2023	By: /s/ Kirkland B. Andrews
(Kirkland B. Andrews)
(Executive Vice President and Chief Financial Officer)