Form 10-Q
period 2023-09-30
Evergy, Inc.; EVERGY METRO, INC.; EVERGY KANSAS CENTRAL, INC.
filed 2023-11-07
CIK 1711269, 54476, 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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

On October 31, 2023, Evergy, Inc. had 229,720,757 shares of common stock outstanding.  On October 31, 2023, Evergy Metro, Inc. and Evergy Kansas Central, Inc. each had one share of common stock outstanding and held by Evergy, Inc.

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
In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Evergy Companies are providing a number of risks, uncertainties and other factors that could cause actual results to differ from the forward-looking information. These risks, uncertainties and other factors include, but are not limited to: economic and weather conditions and any impact on sales, prices and costs; changes in business strategy or operations; the impact of federal, state and local political, legislative, judicial and regulatory actions or developments, including deregulation, re-regulation, securitization and restructuring of the electric utility industry; decisions of regulators regarding, among other things, customer rates and the prudency of operational decisions such as capital expenditures and asset retirements; changes in applicable laws, regulations, rules, principles or practices, or the interpretations thereof, governing tax, accounting and environmental matters, including air and water quality and waste management and disposal; the impact of climate change, including increased frequency and severity of significant weather events and the extent to which counterparties are willing to do business with, finance the operations of or purchase energy from the Evergy Companies due to the fact that the Evergy Companies operate coal-fired generation; prices and availability of electricity and natural gas in wholesale markets; market perception of the energy industry and the Evergy Companies; the impact of future Coronavirus (COVID-19) variants on, among other things, sales, results of operations, financial condition, liquidity and cash flows, and also on operational issues, such as supply chain issues and the availability and ability of the Evergy Companies' employees and suppliers to perform the functions that are necessary to operate the Evergy Companies; changes in the energy trading markets in which the Evergy Companies participate, including retroactive repricing of transactions by regional transmission organizations (RTO) and independent system operators; financial market conditions and performance, disruptions in the banking industry, including changes in interest rates and credit spreads and in availability and cost of capital and the effects on derivatives and hedges, nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of physical and cybersecurity breaches, criminal activity, terrorist attacks, acts of war and other disruptions to the Evergy Companies' facilities or information technology infrastructure or the facilities and infrastructure of third-party service providers on which the Evergy Companies rely; impact of the Ukrainian and Middle East conflicts on the global energy market; ability to carry out marketing and sales plans; cost, availability, quality and timely provision of equipment, supplies, labor and fuel; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; delays and cost increases of generation, transmission, distribution or other projects; the Evergy Companies' ability to manage their transmission and distribution development plans and transmission joint ventures; the inherent risks associated with the ownership and operation of a nuclear facility, including environmental, health, safety, regulatory and financial risks; workforce risks, including those related to the Evergy Companies' ability to attract and retain qualified personnel, maintain satisfactory relationships with their labor unions and manage costs of, or changes in, wages, retirement, health care and other benefits; disruption, costs and uncertainties caused by or related to the actions of individuals or entities, such as activist shareholders or special interest groups, that seek to influence Evergy's strategic plan, financial results or operations; the impact of changing expectations and demands of the Evergy Companies' customers, regulators, investors and stakeholders, including heightened emphasis on environmental, social and governance concerns; the possibility that strategic initiatives, including mergers, acquisitions and divestitures, and long-term financial plans, may not create the value that they are expected to achieve in a timely manner or at all; difficulties in maintaining relationships with customers, employees, regulators or suppliers; and other risks and uncertainties.
This list of factors is not all-inclusive because it is not possible to predict all factors. You should also carefully consider the information contained in the Evergy Companies' other filings with the Securities and Exchange Commission (SEC). Additional risks and uncertainties are discussed from time to time in current, quarterly and annual reports filed by the Evergy Companies with the SEC. New factors emerge from time to time, and it's not possible for the Evergy Companies to predict all such factors, nor can the Evergy Companies assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement. Given these uncertainties, undue reliance should not be placed on these forward-looking statements. The Evergy Companies undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.
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

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

ACE	Affordable Clean Energy
AEP	American Electric Power Company, Inc.
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income
AROs	Asset retirement obligations
CAA	Clean Air Act
CCN	Certificate of Convenience and Necessity
CCRs	Coal combustion residuals
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
CSAPR	Cross-State Air Pollution
ELG	Effluent limitations guidelines
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERSP	Earnings Review and Sharing Plan
Evergy	Evergy, Inc. and its consolidated subsidiaries
Evergy Board	Evergy Board of Directors
Evergy Companies	Evergy, Evergy Kansas Central, and Evergy Metro, collectively, which are individual registrants within the Evergy consolidated group
Evergy Kansas Central	Evergy Kansas Central, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Kansas South	Evergy Kansas South, Inc., a wholly-owned subsidiary of Evergy Kansas Central
Evergy Metro	Evergy Metro, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Missouri West	Evergy Missouri West, Inc., a wholly-owned subsidiary of Evergy
Evergy Transmission Company	Evergy Transmission Company, LLC
Exchange Act	The Securities Exchange Act of 1934, as amended
February 2021 winter weather event	Significant winter weather event in February 2021 that resulted in extremely cold temperatures over a multi-day period across much of the central and southern United States
FERC	Federal Energy Regulatory Commission
FMBs	First Mortgage Bonds
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
Great Plains Energy	Great Plains Energy Incorporated
ITSIP	Interstate Transport State Implementation Plans
JEC	Jeffrey Energy Center
KCC	State Corporation Commission of the State of Kansas
KDHE	Kansas Department of Health & Environment
kV	Kilovolt
MATS	Mercury and Air Toxics Standards

Abbreviation or Acronym	Definition
MDNR	Missouri Department of Natural Resources
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
OCI	Other comprehensive income
OPC	Office of the Public Counsel
Persimmon Creek	Persimmon Creek Wind Farm 1, LLC
Prairie Wind	Prairie Wind Transmission, LLC, 50% owned by Evergy Kansas Central
RSU	Restricted share unit
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SIP	State implementation plan
SPP	Southwest Power Pool, Inc.
TCR	Transmission congestion right
TDC	Transmission delivery charge
Term Loan Facility	Term Loan Credit Agreement
TFR	Transmission formula rate
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by Evergy Transmission Company
Wolf Creek	Wolf Creek Generating Station

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2023	2022
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$41.0	$25.2
Receivables, net of allowance for credit losses of $21.5 and $31.4, respectively	330.1	315.3
Accounts receivable pledged as collateral	395.0	359.0
Fuel inventory and supplies	739.9	672.9
Income taxes receivable	14.9	9.3
Regulatory assets	285.0	368.0
Prepaid expenses	52.0	47.8
Other assets	38.2	44.5
Total Current Assets	1,896.1	1,842.0
PROPERTY, PLANT AND EQUIPMENT, NET	23,141.4	22,136.5
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITY, NET	135.4	140.7
OTHER ASSETS:
Regulatory assets	1,845.6	1,846.3
Nuclear decommissioning trust fund	711.2	653.3
Goodwill	2,336.6	2,336.6
Other	549.7	534.5
Total Other Assets	5,443.1	5,370.7
TOTAL ASSETS	$30,616.0	$29,489.9
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2023	2022
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$889.4	$439.1
Notes payable and commercial paper	2,178.4	1,332.3
Collateralized note payable	395.0	359.0
Accounts payable	418.0	600.8
Accrued taxes	339.9	163.0
Accrued interest	122.6	124.3
Regulatory liabilities	197.9	155.4
Asset retirement obligations	40.9	40.4
Accrued compensation and benefits	67.4	81.1
Other	160.2	198.4
Total Current Liabilities	4,809.7	3,493.8
LONG-TERM LIABILITIES:
Long-term debt, net	9,297.6	9,905.7
Deferred income taxes	2,096.7	1,996.6
Unamortized investment tax credits	172.7	174.6
Regulatory liabilities	2,566.6	2,566.8
Pension and post-retirement liability	469.8	458.4
Asset retirement obligations	1,155.3	1,112.8
Other	279.8	287.9
Total Long-Term Liabilities	16,038.5	16,502.8
Commitments and Contingencies (Note 11)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value 229,716,510 and 229,546,105 shares issued, stated value	7,231.5	7,219.7
Retained earnings	2,548.0	2,298.5
Accumulated other comprehensive loss	(30.5)	(34.5)
Total Evergy, Inc. Shareholders' Equity	9,749.0	9,483.7
Noncontrolling Interests	18.8	9.6
Total Equity	9,767.8	9,493.3
TOTAL LIABILITIES AND EQUITY	$30,616.0	$29,489.9
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Year to Date September 30
	2023	2022	2023	2022
	(millions, except per share amounts)
OPERATING REVENUES	$1,669.3	$1,909.1	$4,320.3	$4,579.5
OPERATING EXPENSES:
Fuel and purchased power	478.4	643.0	1,177.4	1,366.3
SPP network transmission costs	75.4	81.6	232.0	241.8
Operating and maintenance	253.2	266.2	697.1	801.2
Depreciation and amortization	273.3	233.2	806.1	694.3
Taxes other than income tax	103.1	100.7	305.9	302.9
Sibley Unit 3 impairment loss	—	6.0	—	6.0
Total Operating Expenses	1,183.4	1,330.7	3,218.5	3,412.5
INCOME FROM OPERATIONS	485.9	578.4	1,101.8	1,167.0
OTHER INCOME (EXPENSE):
Investment earnings	6.2	13.1	22.0	2.6
Other income	19.3	6.2	34.1	20.3
Other expense	(12.8)	(16.7)	(55.1)	(64.5)
Total Other Income (Expense), Net	12.7	2.6	1.0	(41.6)
Interest expense	136.8	102.3	393.6	293.4
INCOME BEFORE INCOME TAXES	361.8	478.7	709.2	832.0
Income tax expense	8.8	49.5	32.0	83.1
Equity in earnings of equity method investees, net of income taxes	1.6	2.0	5.3	5.5
NET INCOME	354.6	431.2	682.5	754.4
Less: Net income attributable to noncontrolling interests	3.0	3.0	9.2	9.2
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$351.6	$428.2	$673.3	$745.2
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO EVERGY, INC. (see Note 1)
Basic earnings per common share	$1.53	$1.86	$2.93	$3.24
Diluted earnings per common share	$1.53	$1.86	$2.92	$3.23
AVERAGE COMMON SHARES OUTSTANDING
Basic	230.1	229.9	230.0	229.9
Diluted	230.5	230.6	230.5	230.5
COMPREHENSIVE INCOME
NET INCOME	$354.6	$431.2	$682.5	$754.4
Derivative hedging activity
Reclassification to expenses, net of tax	1.5	1.4	4.1	4.1
Derivative hedging activity, net of tax	1.5	1.4	4.1	4.1
Defined benefit pension plans
Amortization of net losses included in net periodic benefit costs, net of tax	(0.1)	—	(0.1)	0.1
Change in unrecognized pension expense, net of tax	(0.1)	—	(0.1)	0.1
Total other comprehensive income	1.4	1.4	4.0	4.2
COMPREHENSIVE INCOME	356.0	432.6	686.5	758.6
Less: Comprehensive income attributable to noncontrolling interest	3.0	3.0	9.2	9.2
COMPREHENSIVE INCOME ATTRIBUTABLE TO EVERGY, INC.	$353.0	$429.6	$677.3	$749.4
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2023	2022
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$682.5	$754.4
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	806.1	694.3
Amortization of nuclear fuel	46.8	47.7
Amortization of deferred refueling outage	13.7	18.8
Amortization of corporate-owned life insurance	19.4	18.3
Non-cash compensation	14.0	15.2
Net deferred income taxes and credits	18.6	54.6
Allowance for equity funds used during construction	(6.6)	(18.3)
Payments for asset retirement obligations	(9.4)	(9.4)
Equity in earnings of equity method investees, net of income taxes	(5.3)	(5.5)
Income from corporate-owned life insurance	(26.2)	(1.2)
Other	1.0	0.9
Changes in working capital items:
Accounts receivable	(7.2)	(127.8)
Accounts receivable pledged as collateral	(36.0)	(76.0)
Fuel inventory and supplies	(66.3)	(48.0)
Prepaid expenses and other current assets	105.9	16.1
Accounts payable	(194.2)	(142.6)
Accrued taxes	171.3	204.8
Other current liabilities	(68.2)	(43.2)
Changes in other assets	16.5	92.8
Changes in other liabilities	75.3	31.8
Cash Flows from Operating Activities	1,551.7	1,477.7
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,657.9)	(1,614.6)
Acquisition of Persimmon Creek, net of cash acquired	(217.9)	—
Purchase of securities - trusts	(30.7)	(28.5)
Sale of securities - trusts	22.8	22.3
Investment in corporate-owned life insurance	(15.4)	(15.5)
Proceeds from investment in corporate-owned life insurance	118.2	3.4
Other investing activities	(11.0)	7.8
Cash Flows used in Investing Activities	(1,791.9)	(1,625.1)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	344.7	62.9
Proceeds from Term Loan Facility	—	500.0
Collateralized short-term borrowings, net	36.0	76.0
Proceeds from long-term debt	690.3	246.9
Retirements of long-term debt	(350.0)	(387.5)
Borrowings against cash surrender value of corporate-owned life insurance	52.1	52.4
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(89.8)	(1.2)
Cash dividends paid	(422.0)	(394.1)
Other financing activities	(5.3)	(9.5)
Cash Flows from Financing Activities	256.0	145.9
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	15.8	(1.5)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	25.2	26.2
End of period	$41.0	$24.7
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	AOCI	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2021	229,299,900	$7,205.5	$2,082.9	$(44.0)	$(2.7)	$9,241.7
Net income	—	—	122.5	—	3.1	125.6
Issuance of stock compensation and reinvested dividends, net of tax withholding	176,658	(4.0)	—	—	—	(4.0)
Dividends declared on common stock ($0.5725 per share)	—	—	(131.3)	—	—	(131.3)
Dividend equivalents declared	—	—	(0.8)	—	—	(0.8)
Stock compensation expense	—	4.3	—	—	—	4.3
Unearned compensation
Compensation expense recognized	—	0.2	—	—	—	0.2
Derivative hedging activity, net of tax	—	—	—	1.4	—	1.4
Other	—	0.4	—	—	—	0.4
Balance as of March 31, 2022	229,476,558	7,206.4	2,073.3	(42.6)	0.4	9,237.5
Net income	—	—	194.5	—	3.1	197.6
Issuance of stock compensation and reinvested dividends, net of tax withholding	38,743	(0.3)	—	—	—	(0.3)
Dividends declared on common stock ($0.5725 per share)	—	—	(131.4)	—	—	(131.4)
Dividend equivalents declared	—	—	(0.4)	—	—	(0.4)
Stock compensation expense	—	6.3	—	—	—	6.3
Unearned compensation
Compensation expense recognized	—	0.2	—	—	—	0.2
Derivative hedging activity, net of tax	—	—	—	1.3	—	1.3
Change in unrecognized pension expense, net of tax	—	—	—	0.1	—	0.1
Other	—	(0.1)	—	—	—	(0.1)
Balance as of June 30, 2022	229,515,301	7,212.5	2,136.0	(41.2)	3.5	9,310.8
Net income	—	—	428.2	—	3.0	431.2
Issuance of stock compensation and reinvested dividends, net of tax withholding	16,835	(0.2)	—	—	—	(0.2)
Dividends declared on common stock ($0.5725 per share)	—	—	(131.4)	—	—	(131.4)
Dividend equivalents declared		—	(0.6)	—	—	(0.6)
Stock compensation expense	—	4.0	—	—	—	4.0
Unearned compensation
Compensation expense recognized	—	0.2	—	—	—	0.2
Derivative hedging activity, net of tax	—	—	—	1.4	—	1.4
Other	—	0.1	—	—	—	0.1
Balance as of September 30, 2022	229,532,136	$7,216.6	$2,432.2	$(39.8)	$6.5	$9,615.5

EVERGY, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	AOCI	Non-controlling interests	Total equity
	(millions, except share amounts)

Balance as of December 31, 2022	229,546,105	$7,219.7	$2,298.5	$(34.5)	$9.6	$9,493.3
Net income	—	—	142.6	—	3.1	145.7
Issuance of stock compensation and reinvested dividends, net of tax withholding	130,594	(2.4)	—	—	—	(2.4)
Dividends declared on common stock ($0.6125 per share)	—	—	(140.7)	—	—	(140.7)
Dividend equivalents declared	—	—	(0.4)	—	—	(0.4)
Stock compensation expense	—	4.7	—	—	—	4.7
Unearned compensation
Compensation expense recognized	—	0.1	—	—	—	0.1
Derivative hedging activity, net of tax	—	—	—	1.3	—	1.3
Other	—	0.1	—	—	—	0.1
Balance as of March 31, 2023	229,676,699	7,222.2	2,300.0	(33.2)	12.7	9,501.7
Net income	—	—	179.1	—	3.1	182.2
Issuance of stock compensation and reinvested dividends, net of tax withholding	25,010	—	—	—	—	—
Dividends declared on common stock ($0.6125 per share)	—	—	(140.7)	—	—	(140.7)
Dividend equivalents declared	—	—	(0.6)	—	—	(0.6)
Stock compensation expense	—	6.6	—	—	—	6.6
Unearned compensation
Compensation expense recognized	—	0.1	—	—	—	0.1
Derivative hedging activity, net of tax	—	—	—	1.3	—	1.3
Other	—	0.1	—	—	—	0.1
Balance as of June 30, 2023	229,701,709	7,229.0	2,337.8	(31.9)	15.8	9,550.7
Net income	—	—	351.6	—	3.0	354.6
Issuance of stock compensation and reinvested dividends, net of tax withholding	14,801	(0.1)	—	—	—	(0.1)
Dividends declared on common stock ($0.6125 per share)	—	—	(140.6)	—	—	(140.6)
Dividend equivalents declared	—	—	(0.8)	—	—	(0.8)
Stock compensation expense	—	2.5	—	—	—	2.5
Derivative hedging activity, net of tax	—	—	—	1.5	—	1.5
Change in unrecognized pension expense, net of tax	—	—	—	(0.1)	—	(0.1)
Other	—	0.1	—	—	—	0.1
Balance as of September 30, 2023	229,716,510	$7,231.5	$2,548.0	$(30.5)	$18.8	$9,767.8
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2023	2022
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$19.0	$8.7
Receivables, net of allowance for credit losses of $9.9 and $16.9, respectively	198.6	249.4
Related party receivables	9.7	7.9
Accounts receivable pledged as collateral	200.0	185.0
Fuel inventory and supplies	395.9	349.5
Income taxes receivable	20.2	—
Regulatory assets	125.0	121.9
Prepaid expenses	23.7	18.7
Other assets	19.1	28.8
Total Current Assets	1,011.2	969.9
PROPERTY, PLANT AND EQUIPMENT, NET	11,741.5	11,080.8
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITY, NET	135.4	140.7
OTHER ASSETS:
Regulatory assets	562.6	590.0
Nuclear decommissioning trust fund	347.6	318.8
Other	275.5	268.1
Total Other Assets	1,185.7	1,176.9
TOTAL ASSETS	$14,073.8	$13,368.3
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2023	2022
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$50.0
Notes payable and commercial paper	660.2	772.1
Collateralized note payable	200.0	185.0
Accounts payable	198.0	247.3
Related party payables	29.2	28.9
Accrued taxes	171.2	125.5
Accrued interest	64.1	72.6
Regulatory liabilities	115.7	72.1
Asset retirement obligations	21.9	21.3
Accrued compensation and benefits	34.5	39.4
Other	117.5	135.0
Total Current Liabilities	1,612.3	1,749.2
LONG-TERM LIABILITIES:
Long-term debt, net	4,282.4	3,886.9
Deferred income taxes	848.3	844.5
Unamortized investment tax credits	58.0	57.3
Regulatory liabilities	1,472.3	1,368.9
Pension and post-retirement liability	248.0	244.7
Asset retirement obligations	571.3	543.8
Other	146.2	165.6
Total Long-Term Liabilities	7,626.5	7,111.7
Commitments and Contingencies (Note 11)
EQUITY:
Evergy Kansas Central, Inc. Shareholder's Equity:
Common stock - 1,000 shares authorized, $0.01 par value, 1 share issued	2,737.6	2,737.6
Retained earnings	2,078.6	1,760.2
Total Evergy Kansas Central, Inc. Shareholder's Equity	4,816.2	4,497.8
Noncontrolling Interests	18.8	9.6
Total Equity	4,835.0	4,507.4
TOTAL LIABILITIES AND EQUITY	$14,073.8	$13,368.3
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30		Year to Date September 30
	2023	2022	2023	2022
	(millions)
OPERATING REVENUES	$773.3	$1,021.4	$2,091.5	$2,359.3
OPERATING EXPENSES:
Fuel and purchased power	212.3	342.1	470.5	629.2
SPP network transmission costs	75.4	81.6	232.0	241.8
Operating and maintenance	123.9	135.1	347.1	402.3
Depreciation and amortization	133.2	121.6	386.0	361.9
Taxes other than income tax	54.9	54.9	165.1	163.3
Total Operating Expenses	599.7	735.3	1,600.7	1,798.5
INCOME FROM OPERATIONS	173.6	286.1	490.8	560.8
OTHER INCOME (EXPENSE):
Investment earnings (loss)	(0.4)	(1.2)	1.3	(5.1)
Other income	18.3	2.2	28.6	8.0
Other expense	(10.2)	(10.5)	(28.8)	(29.8)
Total Other Income (Expense), Net	7.7	(9.5)	1.1	(26.9)
Interest expense	56.5	46.1	163.3	131.7
INCOME BEFORE INCOME TAXES	124.8	230.5	328.6	402.2
Income tax expense	(7.9)	15.5	3.6	23.5
Equity in earnings of equity method investees, net of income taxes	0.6	1.1	2.6	3.1
NET INCOME	133.3	216.1	327.6	381.8
Less: Net income attributable to noncontrolling interests	3.0	3.0	9.2	9.2
NET INCOME ATTRIBUTABLE TO EVERGY KANSAS CENTRAL, INC.	$130.3	$213.1	$318.4	$372.6
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2023	2022
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$327.6	$381.8
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	386.0	361.9
Amortization of nuclear fuel	23.2	23.7
Amortization of deferred refueling outage	6.8	9.4
Amortization of corporate-owned life insurance	19.4	18.3
Net deferred income taxes and credits	(18.8)	(37.9)
Allowance for equity funds used during construction	(2.5)	(6.9)
Payments for asset retirement obligations	(6.3)	(4.9)
Equity in earnings of equity method investees, net of income taxes	(2.6)	(3.1)
Income from corporate-owned life insurance	(26.2)	(1.2)
Other	(4.1)	(4.1)
Changes in working capital items:
Accounts receivable	49.6	(61.8)
Accounts receivable pledged as collateral	(15.0)	(47.0)
Fuel inventory and supplies	(45.7)	(34.7)
Prepaid expenses and other current assets	41.6	75.5
Accounts payable	(52.2)	0.9
Accrued taxes	25.5	86.1
Other current liabilities	(30.6)	(27.3)
Changes in other assets	3.7	15.1
Changes in other liabilities	100.9	14.8
Cash Flows from Operating Activities	780.3	758.6
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(855.8)	(682.3)
Acquisition of Persimmon Creek, net of cash acquired	(217.9)	—
Purchase of securities - trusts	(9.9)	(9.2)
Sale of securities - trusts	5.7	10.1
Investment in corporate-owned life insurance	(15.5)	(15.5)
Proceeds from investment in corporate-owned life insurance	117.0	3.4
Other investing activities	1.9	2.0
Cash Flows used in Investing Activities	(974.5)	(691.5)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(112.6)	232.2
Collateralized short-term debt, net	15.0	47.0
Proceeds from long-term debt	393.3	—
Retirements of long-term debt	(50.0)	—
Borrowings against cash surrender value of corporate-owned life insurance	49.0	50.5
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(88.6)	(1.2)
Cash dividends paid	—	(385.0)
Other financing activities	(1.6)	(3.4)
Cash Flows from (used in) Financing Activities	204.5	(59.9)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	10.3	7.2
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	8.7	3.1
End of period	$19.0	$10.3
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy Kansas Central, Inc. Shareholder
	Common stock shares	Common stock	Retained earnings	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2021	1	$2,737.6	$1,806.6	$(2.7)	$4,541.5
Net income	—	—	72.0	3.1	75.1
Dividends declared on common stock	—	—	(25.0)	—	(25.0)
Balance as of March 31, 2022	1	2,737.6	1,853.6	0.4	4,591.6
Net income	—	—	87.5	3.1	90.6
Dividends declared on common stock	—	—	(200.0)	—	(200.0)
Balance as of June 30, 2022	1	2,737.6	1,741.1	3.5	4,482.2
Net income	—	—	213.1	3.0	216.1
Dividends declared on common stock	—	—	(160.0)	—	(160.0)
Balance as of September 30, 2022	1	$2,737.6	$1,794.2	$6.5	$4,538.3

Balance as of December 31, 2022	1	$2,737.6	$1,760.2	$9.6	$4,507.4
Net income	—	—	103.3	3.1	106.4
Balance as of March 31, 2023	1	2,737.6	1,863.5	12.7	4,613.8
Net income	—	—	84.8	3.1	87.9
Balance as of June 30, 2023	1	2,737.6	1,948.3	15.8	4,701.7
Net income	—	—	130.3	3.0	133.3
Balance as of September 30, 2023	1	$2,737.6	$2,078.6	$18.8	$4,835.0
The disclosures regarding Evergy Kansas Central included in the accompanying Unaudited Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2023	2022
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$7.1	$3.1
Receivables, net of allowance for credit losses of $7.2 and $9.3, respectively	89.6	37.8
Related party receivables	122.9	170.4
Accounts receivable pledged as collateral	130.0	124.0
Fuel inventory and supplies	246.4	240.6
Income taxes receivable	—	0.2
Regulatory assets	38.1	42.3
Prepaid expenses	20.3	22.4
Other assets	14.0	11.0
Total Current Assets	668.4	651.8
PROPERTY, PLANT AND EQUIPMENT, NET	8,019.9	7,844.2
OTHER ASSETS:
Regulatory assets	363.1	331.5
Nuclear decommissioning trust fund	363.6	334.5
Other	80.0	87.2
Total Other Assets	806.7	753.2
TOTAL ASSETS	$9,495.0	$9,249.2
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2023	2022
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$79.5	$379.5
Notes payable and commercial paper	331.8	111.0
Collateralized note payable	130.0	124.0
Accounts payable	180.1	252.3
Related party payables	0.2	0.9
Accrued taxes	127.1	40.5
Accrued interest	43.4	27.9
Regulatory liabilities	46.2	55.3
Asset retirement obligations	16.3	17.1
Accrued compensation and benefits	32.9	41.7
Other	33.1	49.2
Total Current Liabilities	1,020.6	1,099.4
LONG-TERM LIABILITIES:
Long-term debt, net	2,845.7	2,547.1
Deferred income taxes	794.2	720.9
Unamortized investment tax credits	112.2	114.7
Regulatory liabilities	831.0	872.8
Pension and post-retirement liability	204.0	196.6
Asset retirement obligations	441.9	427.1
Other	82.6	84.3
Total Long-Term Liabilities	5,311.6	4,963.5
Commitments and Contingencies (Note 11)
EQUITY:
Common stock - 1,000 shares authorized, without par value, 1 share issued, stated value	1,563.1	1,563.1
Retained earnings	1,595.9	1,619.2
Accumulated other comprehensive income	3.8	4.0
Total Equity	3,162.8	3,186.3
TOTAL LIABILITIES AND EQUITY	$9,495.0	$9,249.2
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Year to Date September 30
	2023	2022	2023	2022
	(millions)
OPERATING REVENUES	$608.2	$641.8	$1,499.9	$1,564.4
OPERATING EXPENSES:
Fuel and purchased power	160.4	195.8	417.8	487.2
Operating and maintenance	81.5	76.0	213.6	240.8
Depreciation and amortization	104.1	84.8	311.9	252.2
Taxes other than income tax	34.7	32.9	100.4	100.0
Total Operating Expenses	380.7	389.5	1,043.7	1,080.2
INCOME FROM OPERATIONS	227.5	252.3	456.2	484.2
OTHER INCOME (EXPENSE):
Investment earnings	0.9	0.4	2.6	0.6
Other income	0.9	3.9	5.1	11.2
Other expense	(0.5)	(2.5)	(19.3)	(23.1)
Total Other Income (Expense), Net	1.3	1.8	(11.6)	(11.3)
Interest expense	35.0	27.7	100.6	81.5
INCOME BEFORE INCOME TAXES	193.8	226.4	344.0	391.4
Income tax expense	23.7	33.2	42.3	55.2
NET INCOME	$170.1	$193.2	$301.7	$336.2
COMPREHENSIVE INCOME
NET INCOME	$170.1	$193.2	$301.7	$336.2
OTHER COMPREHENSIVE INCOME:
Derivative hedging activity
Reclassification to expenses, net of tax	(0.1)	(0.1)	(0.2)	(0.2)
Derivative hedging activity, net of tax	(0.1)	(0.1)	(0.2)	(0.2)
Total other comprehensive loss	(0.1)	(0.1)	(0.2)	(0.2)
COMPREHENSIVE INCOME	$170.0	$193.1	$301.5	$336.0
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2023	2022
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$301.7	$336.2
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	311.9	252.2
Amortization of nuclear fuel	23.6	23.9
Amortization of deferred refueling outage	6.8	9.4
Net deferred income taxes and credits	35.1	72.0
Allowance for equity funds used during construction	(4.1)	(10.6)
Payments for asset retirement obligations	(2.1)	(3.6)
Other	(0.3)	(0.3)
Changes in working capital items:
Accounts receivable	(28.1)	(41.9)
Accounts receivable pledged as collateral	(6.0)	(14.0)
Fuel inventory and supplies	(5.8)	(8.2)
Prepaid expenses and other current assets	0.5	17.0
Accounts payable	(84.0)	(93.3)
Accrued taxes	86.8	60.4
Other current liabilities	(27.5)	(11.7)
Changes in other assets	13.3	41.0
Changes in other liabilities	(4.9)	11.1
Cash Flows from Operating Activities	616.9	639.6
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(542.1)	(574.5)
Purchase of securities - trusts	(20.8)	(19.4)
Sale of securities - trusts	17.1	12.2
Net money pool lending	31.0	63.5
Other investing activities	1.8	4.7
Cash Flows used in Investing Activities	(513.0)	(513.5)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	220.8	—
Collateralized short-term debt, net	6.0	14.0
Proceeds from long-term debt	297.0	—
Retirements of long-term debt	(300.0)	—
Cash dividends paid	(325.0)	(140.0)
Other financing activities	1.3	1.2
Cash Flows used in Financing Activities	(99.9)	(124.8)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4.0	1.3
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	3.1	2.1
End of period	$7.1	$3.4
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC
Consolidated Statements of Changes in Equity
(Unaudited)

	Common stock shares	Common Stock	Retained earnings	AOCI - Net gains (losses) on cash flow hedges	Total equity
	(millions, except share amounts)
Balance as of December 31, 2021	1	$1,563.1	$1,453.8	$4.3	$3,021.2
Net income	—	—	54.6	—	54.6
Balance as of March 31, 2022	1	1,563.1	1,508.4	4.3	3,075.8
Net income	—	—	88.4	—	88.4
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of June 30, 2022	1	1,563.1	1,596.8	4.2	3,164.1
Net income	—	—	193.2	—	193.2
Dividends declared on common stock	—	—	(140.0)	—	(140.0)
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of September 30, 2022	1	$1,563.1	$1,650.0	$4.1	$3,217.2

Balance as of December 31, 2022	1	$1,563.1	$1,619.2	$4.0	$3,186.3
Net income	—	—	46.8	—	46.8
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2023	1	1,563.1	1,666.0	3.9	3,233.0
Net income	—	—	84.8	—	84.8
Dividends declared on common stock	—	—	(150.0)	—	(150.0)
Balance as of June 30, 2023	1	1,563.1	1,600.8	3.9	3,167.8
Net income	—	—	170.1	—	170.1
Dividends declared on common stock	—	—	(175.0)	—	(175.0)
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of September 30, 2023	1	$1,563.1	$1,595.9	$3.8	$3,162.8
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
Principles of Consolidation
Each of Evergy's, Evergy Kansas Central's and Evergy Metro's unaudited consolidated financial statements includes the accounts of their subsidiaries and the variable interest entity (VIE) of which Evergy and Evergy Kansas Central are the primary beneficiary. Undivided interests in jointly-owned generation facilities are included on a proportionate basis.  Intercompany transactions have been eliminated. The Evergy Companies assess financial performance and allocate resources on a consolidated basis (i.e., operate in one segment).
Fuel Inventory and Supplies
The Evergy Companies record fuel inventory and supplies at average cost. The following table separately states the balances for fuel inventory and supplies.

	September 30 2023	December 31 2022
Evergy	(millions)
Fuel inventory	$237.4	$180.7
Supplies	502.5	492.2
Fuel inventory and supplies	$739.9	$672.9
Evergy Kansas Central
Fuel inventory	$134.7	$97.2
Supplies	261.2	252.3
Fuel inventory and supplies	$395.9	$349.5
Evergy Metro
Fuel inventory	$68.6	$59.0
Supplies	177.8	181.6
Fuel inventory and supplies	$246.4	$240.6

Property, Plant and Equipment
The following tables summarize the property, plant and equipment of Evergy, Evergy Kansas Central and Evergy Metro.

September 30, 2023	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$33,693.3	$16,236.7	$12,879.4
Electric plant acquisition adjustment	724.9	724.9	—
Accumulated depreciation	(12,856.9)	(6,157.1)	(5,325.7)
Plant in service, net	21,561.3	10,804.5	7,553.7
Construction work in progress	1,403.6	848.9	377.8
Nuclear fuel, net	175.7	87.3	88.4
Plant to be retired, net(a)	0.8	0.8	—
Property, plant and equipment, net	$23,141.4	$11,741.5	$8,019.9

December 31, 2022	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$32,129.3	$15,376.9	$12,343.3
Electric plant acquisition adjustment	724.3	724.3	—
Accumulated depreciation	(12,304.9)	(5,922.9)	(5,065.3)
Plant in service, net	20,548.7	10,178.3	7,278.0
Construction work in progress	1,421.2	819.5	482.6
Nuclear fuel, net	165.8	82.2	83.6
Plant to be retired, net(a)	0.8	0.8	—
Property, plant and equipment, net	$22,136.5	$11,080.8	$7,844.2
(a) As of September 30, 2023 and December 31, 2022, represents the planned retirement of Evergy Kansas Central analog meters prior to the end of their remaining useful lives.
Other Income (Expense), Net
For the three months ended and year to date September 30, 2022, Evergy's investment earnings (loss) included a pre-tax loss of $2.1 million and $16.3 million, respectively, related to Evergy's equity investment in an early-stage energy solutions company.
The table below shows the detail of other expense for each of the Evergy Companies.

	Three Months Ended September 30		Year to Date September 30
	2023	2022	2023	2022
Evergy	(millions)
Non-service cost component of net benefit cost	$(6.4)	$(10.2)	$(37.2)	$(46.5)
Other	(6.4)	(6.5)	(17.9)	(18.0)
Other expense	$(12.8)	$(16.7)	$(55.1)	$(64.5)
Evergy Kansas Central
Non-service cost component of net benefit cost	$(4.5)	$(4.2)	$(12.7)	$(13.6)
Other	(5.7)	(6.3)	(16.1)	(16.2)
Other expense	$(10.2)	$(10.5)	$(28.8)	$(29.8)
Evergy Metro
Non-service cost component of net benefit cost	$(0.1)	$(2.2)	$(18.0)	$(21.8)
Other	(0.4)	(0.3)	(1.3)	(1.3)
Other expense	$(0.5)	$(2.5)	$(19.3)	$(23.1)

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

The following table reconciles Evergy's basic and diluted EPS.

	Three Months Ended September 30		Year to Date September 30
	2023	2022	2023	2022
Income	(millions, except per share amounts)
Net income	$354.6	$431.2	$682.5	$754.4
Less: net income attributable to noncontrolling interests	3.0	3.0	9.2	9.2
Net income attributable to Evergy, Inc.	$351.6	$428.2	$673.3	$745.2
Common Shares Outstanding
Weighted average number of common shares outstanding - basic	230.1	229.9	230.0	229.9
Add: effect of dilutive securities	0.4	0.7	0.5	0.6
Diluted average number of common shares outstanding	230.5	230.6	230.5	230.5
Basic EPS	$1.53	$1.86	$2.93	$3.24
Diluted EPS	$1.53	$1.86	$2.92	$3.23
Anti-dilutive securities excluded from the computation of diluted EPS for the three months ended and year to date September 30, 2023 were 3,950,000 common shares issuable pursuant to a warrant. There were no anti-dilutive shares excluded from the computation of diluted EPS for the three months ended and year to date September 30, 2022.
Dividends Declared
In October 2023, Evergy's Board of Directors (Evergy Board) declared a quarterly dividend of $0.6425 per share on Evergy's common stock. The common dividend is payable on December 20, 2023, to shareholders of record as of November 22, 2023.
In October 2023, Evergy Metro's Board of Directors declared a dividend to Evergy of up to $150.0 million, payable on December 18, 2023, or such other date as determined necessary, proper, or advisable.
Supplemental Cash Flow Information

Evergy
Year to Date September 30	2023	2022
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$370.3	$305.5
Income taxes, net of refunds	19.0	8.0
Right-of-use assets obtained in exchange for new operating lease liabilities	12.1	8.2
Right-of-use assets obtained in exchange for new finance lease liabilities	3.7	7.0
Non-cash investing transactions:
Property, plant and equipment additions	171.4	128.6

Evergy Kansas Central
Year to Date September 30	2023	2022
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$149.4	$130.9
Income taxes, net of refunds	53.0	43.1
Right-of-use assets obtained in exchange for new operating lease liabilities	6.4	8.0
Right-of-use assets obtained in exchange for new finance lease liabilities	3.7	7.0
Non-cash investing transactions:
Property, plant and equipment additions	85.1	51.7

Evergy Metro
Year to Date September 30	2023	2022
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$82.2	$84.3
Income taxes, net of refunds	(0.4)	(0.4)
Right-of-use assets obtained in exchange for new operating lease liabilities	5.1	0.2
Non-cash investing transactions:
Property, plant and equipment additions	65.4	53.7
Renewable Generation Investment
In August 2022, Evergy Missouri West entered into an agreement with a renewable energy development company to purchase Persimmon Creek Wind Farm 1, LLC (Persimmon Creek), owner of an operational wind farm located in the state of Oklahoma with a generating capacity of approximately 199 MW, for approximately $250 million. Pursuant to the agreement, Evergy Missouri West was permitted to assign its right to purchase Persimmon Creek to another entity, including to other Evergy affiliated companies.
Evergy Missouri West's purchase was subject to regulatory approvals and closing conditions, including the granting of a Certificate of Convenience and Necessity (CCN) by the Public Service Commission of the State of Missouri (MPSC). In April 2023, the MPSC issued a final order granting the CCN pursuant to certain conditions related to the sharing of operational costs between ratepayers and shareholders. In May 2023, Evergy Missouri West assigned its right to purchase Persimmon Creek to Evergy Kansas Central and Evergy Kansas Central closed on the purchase of Persimmon Creek for $220.9 million, including costs incidental to the purchase of the plant. In September 2023, Evergy Kansas Central reached a unanimous settlement agreement that, among other things, included the purchase of Persimmon Creek in its rates through a levelized revenue requirement approach at a fixed annual rate of $18.6 million for the first 20 years, after which the levelized revenue requirement will be reevaluated. The unanimous settlement agreement must still be approved by the State Corporation Commission of the State of Kansas (KCC). See Note 4 for additional information on Evergy Kansas Central's rate case proceeding.
Natural Gas Plant Investment
In November 2023, Evergy Missouri West entered into an agreement to buy a joint ownership interest representing approximately 143 MW in an operational natural gas combined cycle facility located in Missouri for approximately $60 million. The purchase is subject to regulatory approvals and closing conditions, including the granting by the MPSC of a CCN with reasonably acceptable terms. Evergy Missouri West is expected to request a CCN from the MPSC in November 2023 with a decision expected in the second quarter of 2024. Closing of the transaction is also expected in the second quarter of 2024.

2. REVENUE
Evergy's, Evergy Kansas Central's and Evergy Metro's revenues disaggregated by customer class are summarized in the following tables.

Evergy
	Three Months Ended September 30		Year to Date September 30
	2023	2022	2023	2022
Revenues	(millions)
Residential	$675.1	$746.6	$1,626.4	$1,711.8
Commercial	528.6	583.7	1,419.3	1,452.3
Industrial	158.9	197.2	475.3	517.6
Other retail	11.6	(39.0)	31.8	(20.2)
Total electric retail	$1,374.2	$1,488.5	$3,552.8	$3,661.5
Wholesale	148.3	250.6	301.8	382.0
Transmission	101.9	101.3	308.2	300.3
Industrial steam and other	7.1	6.3	24.6	17.0
Total revenue from contracts with customers	$1,631.5	$1,846.7	$4,187.4	$4,360.8
Other	37.8	62.4	132.9	218.7
Operating revenues	$1,669.3	$1,909.1	$4,320.3	$4,579.5
Evergy's other retail electric revenues for the three months ended and year to date September 30, 2022, include a $47.5 million deferral of revenues to a regulatory liability for the refund of amounts collected from customers since December 2018 for the return on investment of the retired Sibley Station.

Evergy Kansas Central
	Three Months Ended September 30		Year to Date September 30
	2023	2022	2023	2022
Revenues	(millions)
Residential	$262.9	$343.1	$647.3	$762.0
Commercial	196.5	267.0	555.3	625.9
Industrial	93.4	134.0	300.1	346.7
Other retail	5.7	4.6	12.5	13.2
Total electric retail	$558.5	$748.7	$1,515.2	$1,747.8
Wholesale	106.3	156.9	232.7	288.4
Transmission	97.6	91.2	294.8	269.8
Other	0.4	0.4	2.1	1.6
Total revenue from contracts with customers	$762.8	$997.2	$2,044.8	$2,307.6
Other	10.5	24.2	46.7	51.7
Operating revenues	$773.3	$1,021.4	$2,091.5	$2,359.3

Evergy Metro
	Three Months Ended September 30		Year to Date September 30
	2023	2022	2023	2022
Revenues	(millions)
Residential	$259.9	$255.9	$603.9	$600.7
Commercial	232.9	222.0	606.1	589.7
Industrial	37.2	36.6	100.6	98.8
Other retail	3.4	3.0	9.5	8.6
Total electric retail	$533.4	$517.5	$1,320.1	$1,297.8
Wholesale	43.4	81.4	80.7	86.6
Transmission	3.7	4.6	10.8	14.4
Other	0.9	0.6	3.3	—
Total revenue from contracts with customers	$581.4	$604.1	$1,414.9	$1,398.8
Other	26.8	37.7	85.0	165.6
Operating revenues	$608.2	$641.8	$1,499.9	$1,564.4
3. RECEIVABLES
The Evergy Companies' receivables are detailed in the following table.

	September 30	December 31
	2023	2022
Evergy	(millions)
Customer accounts receivable - billed	$15.7	$8.9
Customer accounts receivable - unbilled	191.4	136.9
Other receivables	144.5	200.9
Allowance for credit losses	(21.5)	(31.4)
Total	$330.1	$315.3
Evergy Kansas Central
Customer accounts receivable - billed	$—	$—
Customer accounts receivable - unbilled	66.6	71.4
Other receivables	141.9	194.9
Allowance for credit losses	(9.9)	(16.9)
Total	$198.6	$249.4
Evergy Metro
Customer accounts receivable - billed	$—	$—
Customer accounts receivable - unbilled	81.0	25.5
Other receivables	15.8	21.6
Allowance for credit losses	(7.2)	(9.3)
Total	$89.6	$37.8

The Evergy Companies' other receivables as of September 30, 2023 and December 31, 2022, consisted primarily of receivables from partners in jointly-owned electric utility plants, wholesale sales receivables and receivables related to alternative revenue programs. The Evergy Companies' other receivables also included receivables from contracts with customers as summarized in the following table.

	September 30	December 31
	2023	2022
	(millions)
Evergy	$70.6	$113.0
Evergy Kansas Central	67.4	110.8
Evergy Metro	2.1	1.3
The change in the Evergy Companies' allowance for credit losses is summarized in the following table.

	2023	2022
Evergy	(millions)
Beginning balance January 1	$31.4	$32.9
Credit loss expense	7.4	4.9
Write-offs	(25.2)	(21.6)
Recoveries of prior write-offs	7.9	8.5
Ending balance September 30	$21.5	$24.7
Evergy Kansas Central
Beginning balance January 1	$16.9	$13.0
Credit loss expense	3.1	5.4
Write-offs	(13.6)	(10.1)
Recoveries of prior write-offs	3.5	3.4
Ending balance September 30	$9.9	$11.7
Evergy Metro
Beginning balance January 1	$9.3	$13.3
Credit loss expense (income)	2.7	(0.4)
Write-offs	(7.8)	(7.8)
Recoveries of prior write-offs	3.0	3.5
Ending balance September 30	$7.2	$8.6
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

	September 30	December 31
	2023	2022
	(millions)
Evergy	$395.0	$359.0
Evergy Kansas Central	200.0	185.0
Evergy Metro	130.0	124.0
Each receivable sale facility expires in 2024. Evergy Kansas Central's facility allows for $185.0 million in aggregate outstanding principal amount of borrowings from mid-November through mid-July and then

$200.0 million from mid-July through mid-November. Evergy Metro's facility allows for $130.0 million in aggregate outstanding principal amount of borrowings at any time. Evergy Missouri West's facility allows for $50.0 million in aggregate outstanding principal amount of borrowings from mid-November through mid-July and then $65.0 million from mid-July through mid-November.
4. RATE MATTERS AND REGULATION
KCC Proceedings
Evergy Kansas Central's and Evergy Metro's 2023 Rate Case Proceeding
In April 2023, Evergy Kansas Central and Evergy Metro filed applications with the KCC to request increases to their retail revenues of approximately $204 million and $14 million, respectively. Evergy Kansas Central's request reflected a return on equity of 10.25% (with a capital structure composed of 52% equity) and increases related to the recovery of infrastructure investments made to improve reliability and enhance customer service, the inclusion of Evergy Kansas Central's non-regulated 8% ownership share of Jeffrey Energy Center (JEC) in rate base and the management of the previously established end to a corporate-owned life insurance (COLI) program. Evergy Kansas Central also requested the inclusion of the cost of Persimmon Creek of approximately $220.9 million. The cost of Persimmon Creek was not included in Evergy Kansas Central's approximately $204 million increase to retail revenue requested in the case but if approved by the KCC, the cost of Persimmon Creek would have resulted in an additional $21.5 million increase to Evergy Kansas Central's retail revenues. The addition of Persimmon Creek is consistent with the preferred plan identified through Evergy Kansas Central's integrated resource plan filed with the KCC in June 2023, which identified the wind farm as part of the lowest-cost resource plan to serve customers. Evergy Metro's request reflected a return on equity of 10.25% (with a capital structure composed of 52% equity) and increases related to recovery of infrastructure investments made to improve reliability and enhance customer service. Requests for increases in retail revenues in both proceedings were partially offset by significant customer savings and cost reductions.
In September 2023, Evergy Kansas Central, Evergy Metro, KCC staff and other intervenors reached a unanimous settlement agreement to settle all issues in the case. The unanimous settlement agreement provides for an increase in retail revenues of $74.0 million for Evergy Kansas Central and a decrease in retail revenues of $32.9 million for Evergy Metro. For Evergy Kansas Central, the settlement included the recovery of Persimmon Creek costs through a levelized revenue requirement approach at a fixed rate of $18.6 million for the first 20 years, after which the levelized revenue requirement will be reevaluated. The parties agreed to include Evergy Kansas Central's non-regulated 8% ownership share of JEC in rate base. The fuel costs and wholesale sales associated with Evergy Kansas Central's non-regulated 8% ownership share of JEC will be included in Evergy Kansas Central's fuel recovery mechanism effective with the new rates. The settlement included a refund to Evergy Kansas Central customers of $96.5 million amortized over three years to account for the difference between the expected amount of COLI rate credits approved and the actual amount of COLI rate credits received by customers from 1987 through December 31, 2023. This amount is recorded as a regulatory liability as of September 30, 2023 with a corresponding reduction to revenues in the third quarter 2023. The unanimous settlement agreement must still be approved by the KCC. New rates are expected to be effective in December 2023.
Evergy Kansas Central 2023 Transmission Delivery Charge (TDC)
In April 2023, the KCC issued an order adjusting Evergy Kansas Central's retail prices to include updated transmission costs as reflected in the Federal Energy Regulatory Commission (FERC) transmission formula rate (TFR). The new prices were effective in May 2023 and included the adjustments to the 2023 TFR described under "Evergy Kansas Central TFR Formal Challenge" within this Note 4. The new prices are expected to decrease Evergy Kansas Central's annual retail revenues by $22.3 million when compared to 2022.
Evergy Metro 2023 TDC
In April 2023, the KCC issued an order adjusting Evergy Metro's retail prices to include updated transmission costs as reflected in the FERC TFR. The new prices were effective in May 2023 and are expected to increase Evergy Metro's annual retail revenues by $4.0 million when compared to 2022.

Evergy Kansas Central and Evergy Metro Earnings Review and Sharing Plan (ERSP)
As part of their 2018 merger settlement agreement with the KCC, Evergy Kansas Central and Evergy Metro agreed to participate in an ERSP for the years 2019 through 2022. Under the ERSP, Evergy Kansas Central's and Evergy Metro's Kansas jurisdiction are required to refund to customers 50% of annual earnings in excess of their authorized return on equity of 9.3% to the extent the excess earnings exceed the amount of annual bill credits that Evergy Kansas Central and Evergy Metro agreed to provide in connection with the merger that resulted in the formation of Evergy.
Evergy Kansas Central estimated its 2022 annual earnings did not result in a refund obligation. As of December 31, 2022, Evergy Metro estimated that its 2022 annual earnings resulted in a $16.7 million refund obligation, which was recorded in the fourth quarter of 2022. Evergy Kansas Central and Evergy Metro filed their 2022 ERSP calculations with the KCC in March 2023. As part of these filings, Evergy Metro filed for a lower refund obligation for 2022 of approximately $6 million (compared with its $16.7 million refund obligation estimate) as a result of certain intercompany billings to Evergy Kansas Central. In May 2023, the KCC approved Evergy Metro's application ordering it to refund approximately $6 million.
MPSC Proceedings
Evergy Missouri West February 2021 Winter Weather Event Securitization
In February 2021, much of the central and southern United States, including the service territories of the Evergy Companies, experienced a significant winter weather event that resulted in extremely cold temperatures over a multi-day period (February 2021 winter weather event).
In November 2022, the MPSC issued a revised financing order authorizing Evergy Missouri West to issue securitized bonds to recover its extraordinary fuel and purchased power costs incurred as part of the February 2021 winter weather event. As part of the order, the MPSC found that Evergy Missouri West's costs were prudently incurred, that it should only be allowed to recover 95% of its extraordinary fuel and purchased power costs consistent with the 5% sharing provision of its fuel recovery mechanism, that it should be allowed to recover carrying costs incurred since February 2021 at Evergy Missouri West's long-term debt rate of 5.06% and approved a 15 year repayment period for the bonds with a 17 year legal maturity. As of September 30, 2023 and December 31, 2022, the value of Evergy Missouri West's February 2021 winter weather event regulatory asset was $320.2 million and $309.0 million, respectively. Evergy Missouri West will continue to record carrying charges on its February 2021 winter weather event regulatory asset until it issues the securitized bonds.
In January 2023, the Office of the Public Counsel (OPC) filed an appeal with the Missouri Court of Appeals, Western District, challenging the financing order regarding the treatment of income tax deductions, carrying costs and discount rates related to the financing of the extraordinary fuel and purchased power costs incurred as part of the February 2021 winter weather event. In September 2023, the Missouri Court of Appeals, Western District, affirmed the November 2022 MPSC revised financing order. In October 2023, the Missouri Court of Appeals, Western District, rejected the OPC's request for rehearing. The OPC is permitted to file an appeal with the Supreme Court of the State of Missouri until mid-November 2023. A final nonappealable financing order is required prior to the issuance of securitized bonds.
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
See "Evergy Kansas Central TFR Formal Challenge" within this Note 4 for more information regarding the March 2023 adjustment.
Evergy Kansas Central TFR Formal Challenge
In March 2022, certain Evergy Kansas Central TFR customers submitted a formal challenge regarding the implementation of Evergy Kansas Central's TFR, specifically with regards to how Evergy Kansas Central's capital structure was calculated as part of determining the Annual Transmission Revenue Requirement (ATRR). As part of this challenge, the customers requested that Evergy Kansas Central make refunds for over-collections in rate years 2018, 2019, 2020, 2021 and 2022 as a result of the calculation of its capital structure included in the TFR. Evergy Kansas Central disputed that any refunds for 2018 - 2022 were required because Evergy Kansas Central was following its approved TFR formula.
In December 2022, FERC issued an order upholding in part, and denying in part, the formal challenge of Evergy Kansas Central's TFR by certain customers. As a result of this order, Evergy and Evergy Kansas Central recorded a $32.8 million regulatory liability on their consolidated balance sheets as of December 31, 2022 for the estimated refund of TFR revenue over-collections related to the calculation of Evergy Kansas Central's capital structure for rate years 2018 - 2022. In March 2023, Evergy Kansas Central refiled its annual update to include the refund of the 2020, 2021 and 2022 over-collections as part of its 2023 TFR effective in March 2023. In February 2023, certain Evergy Kansas Central TFR customers submitted a formal complaint requesting the refund of over-collections related to the 2018 and 2019 rate years. A decision from FERC regarding this complaint is expected in 2023 or 2024.
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
For the three months ended September 30, 2023, Evergy, Evergy Kansas Central and Evergy Metro recorded pension settlement charges (credits) of ($1.7) million, $0.4 million and ($2.1) million, respectively. Year to date September 30, 2023, Evergy, Evergy Kansas Central and Evergy Metro recorded pension settlement charges (credits) of ($19.6) million, $1.0 million and ($20.6) million, respectively. These settlement charges were the result of accelerated distributions as a result of employee retirements for certain plan participants. Evergy, Evergy Kansas Central and Evergy Metro deferred substantially all of the charges to regulatory assets or regulatory liabilities and expect to recover these amounts over future periods pursuant to regulatory agreements. For the three months ended and year to date September 30, 2022, Evergy, Evergy Kansas Central and Evergy Metro recorded no pension settlement charges.
The following tables provide the components of net periodic benefit costs prior to the effects of capitalization and sharing with joint owners of power plants.

	Pension Benefits			Post-Retirement Benefits
Three Months Ended September 30, 2023	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$11.4	$4.7	$6.7	$0.5	$0.2	$0.3
Interest cost	22.9	11.6	11.0	2.7	1.6	1.4
Expected return on plan assets	(21.9)	(11.0)	(10.9)	(2.9)	(1.7)	(1.4)
Prior service cost	0.4	0.5	—	—	—	(0.1)
Recognized net actuarial gain	(4.8)	(0.3)	(4.3)	(1.1)	(0.5)	(0.6)
Settlement charges (credits)	(1.7)	0.4	(2.1)	—	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	6.3	5.9	0.4	(0.8)	(0.4)	(0.4)
Regulatory adjustment	14.4	6.8	7.3	(0.2)	(0.6)	0.5
Intercompany allocations	—	(0.5)	(0.3)	—	0.1	—
Net periodic benefit costs (income)	$20.7	$12.2	$7.4	$(1.0)	$(0.9)	$0.1

	Pension Benefits			Post-Retirement Benefits
Year to Date September 30, 2023	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$34.6	$14.3	$20.3	$1.4	$0.7	$0.7
Interest cost	68.3	34.8	32.7	8.3	4.3	4.1
Expected return on plan assets	(65.8)	(33.2)	(32.6)	(8.9)	(4.7)	(4.2)
Prior service cost	1.4	1.5	—	—	—	(0.3)
Recognized net actuarial gain	(14.3)	(1.0)	(12.7)	(3.2)	(1.5)	(1.6)
Settlement charges (credits)	(19.6)	1.0	(20.6)	—	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	4.6	17.4	(12.9)	(2.4)	(1.2)	(1.3)
Regulatory adjustment	69.9	21.1	48.3	(0.5)	(1.8)	1.5
Intercompany allocations	—	(1.6)	(0.8)	—	0.2	—
Net periodic benefit costs (income)	$74.5	$36.9	$34.6	$(2.9)	$(2.8)	$0.2

	Pension Benefits			Post-Retirement Benefits
Three Months Ended September 30, 2022	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$19.9	$7.7	$12.2	$0.8	$0.4	$0.4
Interest cost	19.9	9.6	9.9	1.9	1.0	1.0
Expected return on plan assets	(26.0)	(12.8)	(14.1)	(2.5)	(1.7)	(0.9)
Prior service cost	0.5	0.5	—	0.2	0.1	(0.4)
Recognized net actuarial (gain)/loss	8.6	6.4	9.7	(0.2)	—	(0.3)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	22.9	11.4	17.7	0.2	(0.2)	(0.2)
Regulatory adjustment	8.1	2.2	(0.6)	(0.7)	(0.7)	0.5
Intercompany allocations	—	1.7	(5.1)	—	0.1	(0.2)
Net periodic benefit costs (income)	$31.0	$15.3	$12.0	$(0.5)	$(0.8)	$0.1

	Pension Benefits			Post-Retirement Benefits
Year to Date September 30, 2022	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$59.8	$23.1	$36.7	$2.3	$1.2	$1.1
Interest cost	59.5	29.0	29.8	5.9	3.0	2.9
Expected return on plan assets	(78.0)	(38.4)	(42.3)	(7.6)	(4.9)	(2.8)
Prior service cost	1.4	1.5	—	0.4	0.3	(1.1)
Recognized net actuarial (gain)/loss	26.1	19.2	29.0	(0.3)	(0.1)	(0.5)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	68.8	34.4	53.2	0.7	(0.5)	(0.4)
Regulatory adjustment	39.0	7.9	11.6	(1.9)	(2.1)	1.8
Intercompany allocations	—	2.1	(13.5)	—	0.2	(0.5)
Net periodic benefit costs (income)	$107.8	$44.4	$51.3	$(1.2)	$(2.4)	$0.9
The components of net periodic benefit costs other than the service cost component are included in other expense on the Evergy Companies' consolidated statements of income and comprehensive income.

Year to date September 30, 2023, Evergy, Evergy Kansas Central and Evergy Metro made pension contributions of $27.0 million, $17.7 million and $9.3 million, respectively. Evergy, Evergy Kansas Central and Evergy Metro do not expect to make additional pension contributions in 2023.
Year to date September 30, 2023, Evergy, Evergy Kansas Central and Evergy Metro made post-retirement benefit contributions of $0.4 million, $0.2 million and $0.2 million, respectively. Evergy, Evergy Kansas Central and Evergy Metro expect to make additional contributions in 2023 of $1.1 million, $0.2 million and $0.9 million, respectively, to the post-retirement benefit plans.
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
A default by any borrower under the facility or one of its significant subsidiaries on other indebtedness totaling more than $100.0 million constitutes a default by that borrower under the facility. Under the terms of this facility, each of Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West is required to maintain a total indebtedness to total capitalization ratio, as defined in the facility, of not greater than 0.65 to 1.00 at all times. As of September 30, 2023, Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West were in compliance with this covenant.
The following table summarizes the committed credit facilities (excluding receivable sale facilities discussed in Note 3) available to the Evergy Companies as of September 30, 2023 and December 31, 2022.

		Amounts Drawn
	Master Credit Facility	Commercial Paper	Letters of Credit	Cash Borrowings	Available Borrowings	Weighted Average Interest Rate on Short-Term Borrowings
September 30, 2023	(millions)
Evergy, Inc.	$300.0	$112.9	$0.7	$—	$186.4	5.50%
Evergy Kansas Central	850.0	660.2	1.0	—	188.8	5.55%
Evergy Metro	650.0	331.8	—	—	318.2	5.46%
Evergy Missouri West	700.0	573.5	—	—	126.5	5.54%
Evergy	$2,500.0	$1,678.4	$1.7	$—	$819.9

December 31, 2022
Evergy, Inc.	$450.0	$—	$0.7	$—	$449.3	—%
Evergy Kansas Central	1,000.0	772.1	—	—	227.9	4.91%
Evergy Metro	350.0	111.0	—	—	239.0	5.02%
Evergy Missouri West	700.0	449.2	—	—	250.8	4.84%
Evergy	$2,500.0	$1,332.3	$0.7	$—	$1,167.0

In February 2023, Evergy, Inc. amended a $500.0 million unsecured Term Loan Credit Agreement (Term Loan Facility) that originally expired in February 2023 to extend the expiration date to February 2024. As a result of the amendment, Evergy, Inc. demonstrated its intent and ability to refinance the Term Loan Facility and reflected this $500.0 million borrowing within long-term debt, net, on Evergy's consolidated balance sheet as of December 31,

2022. As of September 30, 2023, Evergy had borrowed $500.0 million under the Term Loan Facility that is reflected within notes payable and commercial paper on Evergy's consolidated balance sheet. Evergy's borrowings under the Term Loan Facility were used for, among other things, working capital, capital expenditures and general corporate purposes.
The weighted average interest rate for borrowings under the Term Loan Facility as of September 30, 2023, was 6.44%. The Term Loan Facility contains customary covenants, including one that sets the ratio of maximum allowed total indebtedness to total capitalization of not greater than 0.65 to 1.00, for Evergy and its subsidiaries on a consolidated basis. As of September 30, 2023, Evergy was in compliance with this covenant.
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
The gross notional contract amount by commodity type for derivative instruments is summarized in the following table.

		September 30	December 31
Non-hedging derivatives	Notional volume unit of measure	2023	2022
Evergy		(millions)
Commodity contracts
Power	MWhs	79.8	67.2
Natural gas	MMBtu	236.2	772.7
Evergy Kansas Central
Commodity contracts
Power	MWhs	47.3	41.6
Natural gas	MMBtu	234.3	769.6
Evergy Metro
Commodity contracts
Power	MWhs	23.8	18.2
The fair values of Evergy's open derivative positions and balance sheet classifications are summarized in the following tables. The fair values below are gross values before netting agreements and netting of cash collateral.

		September 30	December 31
Evergy		2023	2022
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$29.3	$41.6
	Other assets - long-term	37.2	65.6
Natural gas	Other assets - current	11.1	221.0
	Other assets - long-term	1.6	1.6
Total derivative assets		$79.2	$329.8
Commodity contracts
Power	Other liabilities - current	$21.9	$41.0
	Other liabilities - long-term	34.2	61.5
Natural gas	Other liabilities - current	11.0	218.8
	Other liabilities - long-term	1.6	1.6
Total derivative liabilities		$68.7	$322.9

		September 30	December 31
Evergy Kansas Central		2023	2022
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$21.7	$36.7
	Other assets - long-term	37.2	65.6
Natural gas	Other assets - current	11.1	221.0
	Other assets - long-term	1.6	1.6
Total derivative assets		$71.6	$324.9
Commodity contracts
Power	Other liabilities - current	$16.1	$35.6
	Other liabilities - long-term	34.2	61.5
Natural gas	Other liabilities - current	10.7	215.1
	Other liabilities - long-term	1.6	1.6
Total derivative liabilities		$62.6	$313.8

		September 30	December 31
Evergy Metro		2023	2022
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$3.0	$3.5
Total derivative assets		$3.0	$3.5
Commodity contracts
Power	Other liabilities - current	$4.9	$4.1
Total derivative liabilities		$4.9	$4.1
The following tables present the line items on the Evergy Companies' consolidated balance sheets where derivative assets and liabilities are reported. The gross amounts offset in the tables below show the effect of master netting arrangements and include collateral posted to offset the net position.

September 30, 2023	Evergy	Evergy Kansas Central	Evergy Metro
Derivative Assets	(millions)
Current
Gross amounts recognized	$40.4	$32.8	$3.0
Gross amounts offset	(21.4)	(17.6)	(3.0)
Net amounts presented in other assets - current	$19.0	$15.2	$—
Long-Term
Gross amounts recognized	$38.8	$38.8	$—
Gross amounts offset	(9.3)	(9.3)	—
Net amounts presented in other assets - long-term	$29.5	$29.5	$—
Derivative Liabilities
Current
Gross amounts recognized	$32.9	$26.8	$4.9
Gross amounts offset	(20.3)	(16.4)	(3.0)
Net amounts presented in other liabilities - current	$12.6	$10.4	$1.9
Long-Term
Gross amounts recognized	$35.8	$35.8	$—
Gross amounts offset	(4.2)	(4.2)	—
Net amounts presented in other liabilities - long-term	$31.6	$31.6	$—

December 31, 2022	Evergy	Evergy Kansas Central	Evergy Metro
Derivative Assets	(millions)
Current
Gross amounts recognized	$262.6	$257.7	$3.5
Gross amounts offset	(237.4)	(232.9)	(3.5)
Net amounts presented in other assets - current	$25.2	$24.8	$—
Long-Term
Gross amounts recognized	$67.2	$67.2	$—
Gross amounts offset	(42.1)	(42.1)	—
Net amounts presented in other assets - long-term	$25.1	$25.1	$—
Derivative Liabilities
Current
Gross amounts recognized	$259.8	$250.7	$4.1
Gross amounts offset	(234.0)	(229.4)	(3.5)
Net amounts presented in other liabilities - current	$25.8	$21.3	$0.6
Long-Term
Gross amounts recognized	$63.1	$63.1	$—
Gross amounts offset	(36.4)	(36.4)	—
Net amounts presented in other liabilities - long-term	$26.7	$26.7	$—
The following table summarizes the amounts of gain (loss) recognized in income for the change in fair value of derivatives not designated as hedging instruments for the Evergy Companies.

		Three Months Ended September 30		Year to Date September 30
Location of gain (loss)	Contract type	2023	2022	2023	2022
Evergy		(millions)
Operating revenues	Commodity	$2.7	$38.4	$20.3	$65.6
Total		$2.7	$38.4	$20.3	$65.6
Evergy Kansas Central
Operating revenues	Commodity	$2.7	$38.4	$20.3	$65.6
Total		$2.7	$38.4	$20.3	$65.6
Credit risk of the Evergy Companies' derivative instruments relates to the potential adverse financial impact resulting from non-performance by a counterparty of its contractual obligations. The Evergy Companies maintain credit policies and employ credit risk mitigation, such as collateral requirements or letters of credit, when necessary to minimize their overall credit risk and monitor exposure. Substantially all of the Evergy Companies' counterparty credit risk associated with derivative instruments relates to Evergy Kansas Central's non-regulated energy marketing activities. As of September 30, 2023, if counterparty groups completely failed to perform on contracts, Evergy's and Evergy Kansas Central's maximum exposure related to derivative assets was $39.7 million. As of September 30, 2023, the potential loss after the consideration of applicable master netting arrangements and collateral received for Evergy and Evergy Kansas Central was $32.6 million.
Certain of the Evergy Companies' derivative instruments contain collateral provisions that are tied to the Evergy Companies' credit ratings and may require the posting of collateral for various reasons, including if the Evergy Companies' credit ratings were to fall below investment grade. Substantially all of these derivative instruments relate to Evergy Kansas Central's non-regulated energy marketing activities. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of September 30, 2023, was $36.0 million for which Evergy and Evergy Kansas Central have posted collateral of $0.6 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered as of September 30, 2023, Evergy and Evergy Kansas Central could be required to post an additional $35.2 million of collateral to their counterparties.
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
Fair Value of Long-Term Debt
The Evergy Companies measure the fair value of long-term debt using Level 2 measurements available as of the measurement date. The book value and fair value of the Evergy Companies' long-term debt are summarized in the following table.

	September 30, 2023		December 31, 2022
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt(a)	(millions)
Evergy(b)	$10,187.0	$8,695.6	$10,344.8	$9,160.0
Evergy Kansas Central	4,282.4	3,551.1	3,936.9	3,389.4
Evergy Metro	2,925.2	2,567.4	2,926.6	2,661.7
(a) Includes current maturities.
(b) Book value as of September 30, 2023 and December 31, 2022, includes $88.4 million and $92.1 million, respectively, of fair value adjustments recorded in connection with purchase accounting for the Great Plains Energy and Evergy Kansas Central merger, which are not part of future principal payments and will amortize over the remaining life of the associated debt instrument.

Recurring Fair Value Measurements
The following tables include balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	September 30, 2023	Netting	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$128.3	$—	$117.8	$—	$—	$10.5
International equity funds	68.1	—	68.1	—	—	—
Core bond fund	53.2	—	53.2	—	—	—
High-yield bond fund	27.9	—	27.9	—	—	—
Emerging markets bond fund	17.2	—	17.2	—	—	—
Alternative investments fund	35.1	—	—	—	—	35.1
Real estate securities fund	17.3	—	—	—	—	17.3
Cash equivalents	0.5	—	0.5	—	—	—
Total nuclear decommissioning trust	347.6	—	284.7	—	—	62.9
Rabbi trust
Fixed income funds	14.3	—	14.3	—	—	—
Equity funds	6.9	—	6.9	—	—	—
Combination debt/equity/other fund	1.7	—	1.7	—	—	—
Cash equivalents	0.2	—	0.2	—	—	—
Total rabbi trust	23.1	—	23.1	—	—	—
Derivative instruments - commodity contracts(b)
Power	42.7	(16.2)	17.8	33.2	7.9	—
Natural gas	2.0	(10.7)	12.5	0.2	—	—
Total derivative assets	44.7	(26.9)	30.3	33.4	7.9	—
Total assets	415.4	(26.9)	338.1	33.4	7.9	62.9
Liabilities
Derivative instruments - commodity contracts(b)
Power	40.4	(9.9)	9.4	36.6	4.3	—
Natural gas	1.6	(10.7)	12.3	—	—	—
Total derivative liabilities	42.0	(20.6)	21.7	36.6	4.3	—
Total liabilities	$42.0	$(20.6)	$21.7	$36.6	$4.3	$—
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$271.8	$—	$271.8	$—	$—	$—
Debt securities
U.S. Treasury	44.8	—	44.8	—	—	—
State and local obligations	3.6	—	—	3.6	—	—
Corporate bonds	40.6	—	—	40.6	—	—
Foreign governments	0.1	—	—	0.1	—	—
Cash equivalents	2.7	—	2.7	—	—	—
Total nuclear decommissioning trust	363.6	—	319.3	44.3	—	—
Self-insured health plan trust(c)
Equity securities	1.7	—	1.7	—	—	—
Debt securities	8.3	—	2.1	6.2	—	—
Cash and cash equivalents	3.9	—	3.9	—	—	—
Total self-insured health plan trust	13.9	—	7.7	6.2	—	—
Derivative instruments - commodity contracts(b)
Power	—	(3.0)	—	—	3.0	—
Total derivative assets	—	(3.0)	—	—	3.0	—
Total assets	377.5	(3.0)	327.0	50.5	3.0	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	1.9	(3.0)	—	—	4.9	—
Total derivative liabilities	1.9	(3.0)	—	—	4.9	—
Total liabilities	$1.9	$(3.0)	$—	$—	$4.9	$—

Description	September 30, 2023	Netting	Level 1	Level 2	Level 3	NAV
Other Evergy	(millions)
Assets
Rabbi trusts
Core bond fund	$8.4	$—	$8.4	$—	$—	$—
Total rabbi trusts	8.4	—	8.4	—	—	—
Derivative instruments - commodity contracts(b)
Power	3.8	(0.8)	—	—	4.6	—
Total derivative assets	3.8	(0.8)	—	—	4.6	—
Total assets	12.2	(0.8)	8.4	—	4.6	—
Liabilities
Derivative instruments
Power	—	(0.9)	—	—	0.9	—
Natural gas	0.3	—	—	0.3	—	—
Total derivative liabilities	0.3	(0.9)	—	0.3	0.9	—
Total liabilities	$0.3	(0.9)	$—	$0.3	$0.9	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$711.2	$—	$604.0	$44.3	$—	$62.9
Rabbi trusts	31.5	—	31.5	—	—	—
Self-insured health plan trust(c)	13.9	—	7.7	6.2	—	—
Derivative instruments - commodity contracts(b)
Power	46.5	(20.0)	17.8	33.2	15.5	—
Natural gas	2.0	(10.7)	12.5	0.2	—	—
Total derivative assets	48.5	(30.7)	30.3	33.4	15.5	—
Total assets	805.1	(30.7)	673.5	83.9	15.5	62.9
Liabilities
Derivative instruments - commodity contracts(b)
Power	42.3	(13.8)	9.4	36.6	10.1	—
Natural gas	1.9	(10.7)	12.3	0.3	—	—
Total derivative liabilities	44.2	(24.5)	21.7	36.9	10.1	—
Total liabilities	$44.2	$(24.5)	$21.7	$36.9	$10.1	$—

Description	December 31, 2022	Netting	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$112.5	$—	$100.4	$—	$—	$12.1
International equity funds	62.9	—	62.9	—	—	—
Core bond fund	51.0	—	51.0	—	—	—
High-yield bond fund	25.3	—	25.3	—	—	—
Emerging markets bond fund	16.0	—	16.0	—	—	—
Alternative investments fund	31.8	—	—	—	—	31.8
Real estate securities fund	18.9	—	—	—	—	18.9
Cash equivalents	0.4	—	0.4	—	—	—
Total nuclear decommissioning trust	318.8	—	256.0	—	—	62.8
Rabbi trust
Fixed income funds	15.6	—	15.6	—	—	—
Equity funds	7.3	—	7.3	—	—	—
Combination debt/equity/other fund	1.9	—	1.9	—	—	—
Cash equivalents	0.1	—	0.1	—	—	—
Total rabbi trust	24.9	—	24.9	—	—	—
Derivative instruments - commodity contracts(b)
Power	42.6	(59.7)	45.5	46.5	10.3	—
Natural gas	7.3	(215.3)	222.5	0.1	—	—
Total derivative assets	49.9	(275.0)	268.0	46.6	10.3	—
Total assets	393.6	(275.0)	548.9	46.6	10.3	62.8
Liabilities
Derivative instruments - commodity contracts(b)
Power	46.6	(50.5)	34.0	55.9	7.2	—
Natural gas	1.4	(215.3)	216.6	0.1	—	—
Total derivative liabilities	48.0	(265.8)	250.6	56.0	7.2	—
Total liabilities	$48.0	$(265.8)	$250.6	$56.0	$7.2	$—
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$243.4	$—	$243.4	$—	$—	$—
Debt securities
U.S. Treasury	40.7	—	40.7	—	—	—
U.S. Agency	0.4	—	0.4	—	—	—
State and local obligations	4.2	—	—	4.2	—	—
Corporate bonds	39.1	—	—	39.1	—	—
Foreign governments	0.1	—	—	0.1	—	—
Cash equivalents	6.6	—	6.6	—	—	—
Total nuclear decommissioning trust	334.5	—	291.1	43.4	—	—
Self-insured health plan trust(c)
Equity securities	1.6	—	1.6	—	—	—
Debt securities	8.0	—	2.5	5.5	—	—
Cash and cash equivalents	1.6	—	1.6	—	—	—
Total self-insured health plan trust	11.2	—	5.7	5.5	—	—
Derivative instruments - commodity contracts(b)
Power	—	(3.5)	—	—	3.5	—
Total derivative assets	—	(3.5)	—	—	3.5	—
Total assets	345.7	(3.5)	296.8	48.9	3.5	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	0.6	(3.5)	—	—	4.1	—
Total derivative liabilities	0.6	(3.5)	—	—	4.1	—
Total liabilities	$0.6	$(3.5)	$—	$—	$4.1	$—

Description	December 31, 2022	Netting	Level 1	Level 2	Level 3	NAV
Other Evergy	(millions)
Assets
Rabbi trusts
Core bond fund	$9.2	$—	$9.2	$—	$—	$—
Total rabbi trusts	9.2	—	9.2	—	—	—
Derivative instruments - commodity contracts(b)
Power	0.4	(1.0)	—	—	1.4	—
Total derivative assets	0.4	(1.0)	—	—	1.4	—
Total assets	9.6	(1.0)	9.2	—	1.4	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	0.2	(1.1)	0.2	—	1.1	—
Natural gas	3.7	—	—	3.7	—	—
Total derivative liabilities	3.9	(1.1)	0.2	3.7	1.1	—
Total liabilities	$3.9	$(1.1)	$0.2	$3.7	$1.1	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$653.3	$—	$547.1	$43.4	$—	$62.8
Rabbi trusts	34.1	—	34.1	—	—	—
Self-insured health plan trust(c)	11.2	—	5.7	5.5	—	—
Derivative instruments - commodity contracts(b)
Power	43.0	(64.2)	45.5	46.5	15.2	—
Natural gas	7.3	(215.3)	222.5	0.1	—	—
Total derivative assets	50.3	(279.5)	268.0	46.6	15.2	—
Total assets	748.9	(279.5)	854.9	95.5	15.2	62.8
Liabilities
Derivative instruments - commodity contracts(b)
Power	47.4	(55.1)	34.2	55.9	12.4	—
Natural gas	5.1	(215.3)	216.6	3.8	—	—
Total derivative liabilities	52.5	(270.4)	250.8	59.7	12.4	—
Total liabilities	$52.5	$(270.4)	$250.8	$59.7	$12.4	$—
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

	September 30, 2023		December 31, 2022		September 30, 2023
	Fair	Unfunded	Fair	Unfunded	Redemption	Length of
	Value	Commitments	Value	Commitments	Frequency	Settlement
Evergy Kansas Central	(millions)
Nuclear decommissioning trust:
Domestic equity funds	$10.5	$1.5	$12.1	$1.5	(a)	(a)
Alternative investments fund(b)	35.1	—	31.8	—	Quarterly	65 days
Real estate securities fund(b)	17.3	—	18.9	—	Quarterly	65 days
Total Evergy investments at NAV	$62.9	$1.5	$62.8	$1.5
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
The following table summarizes the net unrealized gains (losses) for the Evergy Companies' nuclear decommissioning trusts and rabbi trusts.

	Three Months Ended September 30		Year to Date September 30
	2023	2022	2023	2022
Evergy	(millions)
Nuclear decommissioning trust - equity securities	$(8.3)	$(74.3)	$46.4	$(145.9)
Nuclear decommissioning trust - debt securities	(3.4)	(5.9)	(2.6)	(16.0)
Rabbi trusts - equity securities	(1.1)	(2.1)	0.6	(7.8)
Total	$(12.8)	$(82.3)	$44.4	$(169.7)
Evergy Kansas Central
Nuclear decommissioning trust - equity securities	$1.4	$(37.1)	$23.4	$(67.2)
Rabbi trust - equity securities	(0.7)	(1.4)	0.8	(5.6)
Total	$0.7	$(38.5)	$24.2	$(72.8)
Evergy Metro
Nuclear decommissioning trust - equity securities	$(9.7)	$(37.2)	$23.0	$(78.7)
Nuclear decommissioning trust - debt securities	(3.4)	(5.9)	(2.6)	(16.0)
Total	$(13.1)	$(43.1)	$20.4	$(94.7)

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
Ozone Interstate Transport State Implementation Plans (ITSIP)
In 2015, the EPA lowered the Ozone National Ambient Air Quality Standards (NAAQS) from 75 ppb to 70 ppb. Impacted states were required to submit ITSIPs in 2018 to comply with the "Good Neighbor Provision" of the Clean Air Act (CAA). The EPA did not act on these ITSIP submissions by the deadline established in the CAA and entered consent decrees establishing deadlines to take final action on various ITSIPs. In February 2022, the EPA published a proposed rule to disapprove the ITSIPs submitted by nineteen states including Missouri and Oklahoma. In April 2022, the EPA published a final approval of the Kansas ITSIP in the Federal Register. The Missouri Department of Natural Resources (MDNR) submitted a supplemental ITSIP to the EPA on November 1, 2022, but the EPA has not taken action or proposed action on that supplemental ITSIP. In February 2023, the EPA published a final rule disapproving the ITSIPs submitted by 19 states, including the final disapproval of the Missouri and Oklahoma ITSIPs. In April 2023, the Attorneys General of Missouri and Oklahoma filed Petitions for Review in the U.S. Courts of Appeals for the Eighth and Tenth Circuits, respectively, challenging the EPA's disapproval. In

May 2023, the Eighth Circuit granted a stay of the EPA's disapproval of the Missouri ITSIP. Similarly, in July 2023, the Tenth Circuit granted a stay of the EPA's disapproval of the Oklahoma ITSIP.
Ozone Interstate Transport Federal Implementation Plans (ITFIP)
In April 2022, the EPA published in the Federal Register the proposed ITFIP to resolve outstanding "Good Neighbor" obligations with respect to the 2015 Ozone NAAQS for 26 states including Missouri and Oklahoma. This ITFIP would establish a revised Cross-State Air Pollution Rule (CSAPR) ozone season nitrogen oxide (NOx) emissions trading program for electric generating units (EGUs) beginning in 2023 and would limit ozone season NOx emissions from certain industrial stationary sources beginning in 2026. The proposed rule would also establish a new daily backstop NOx emissions rate limit for applicable coal-fired units larger than 100 MW, as well as unit-specific NOx emission rate limits for certain industrial emission units and would feature "dynamic" adjustments of emission budgets for EGUs beginning with ozone season 2025. The proposed ITFIP includes reductions to the state ozone season NOx budgets for Missouri and Oklahoma beginning in 2023 with additional reductions in future years. The Evergy Companies provided formal comments as part of the rulemaking process. In March 2023, the EPA issued the final ITFIPs for twenty-three states, including Missouri and Oklahoma. As a result of the judicial stays of the EPA's disapproval of the Missouri and Oklahoma ITSIPs, the EPA issued interim final rules staying the effectiveness of the ITFIP in both Missouri and Oklahoma while the stays issued by the Eighth and Tenth Circuits in the ITSIP disapproval cases remain in place. During this time, both states will continue to operate under the existing CSAPR program. While Kansas was not included in the ITFIP, the EPA notes within the preamble to the ITFIP its updated 2023 modeling analysis suggesting that Kansas may be significantly contributing to one or more nonattainment or maintenance receptors. The EPA further notes that it intends to address this in a subsequent action. Due to these uncertainties, the impact on the Evergy Companies' operations and the cost to comply could be material.
Particulate Matter and Ozone National Ambient Air Quality Standards
In January 2023, the EPA proposed strengthening the primary annual PM2.5 (particulate matter less than 2.5 microns in diameter) NAAQS. The EPA is proposing to lower the primary annual PM2.5 NAAQS from 12.0 µg/m3 (micrograms per cubic meter) to a level that would be between 9.0 and 10.0 µg/m3. The EPA is also in the process of reconsidering its decision to retain each of the other Ozone NAAQS at the level set in 2015. Due to uncertainty regarding the potential lowering of the ozone and PM2.5 NAAQS, the Evergy Companies are unable to accurately assess the impacts of these potential EPA actions on their operations or consolidated financial results, but the cost to comply with lower future ozone or PM2.5 NAAQS could be material.
Regional Haze Rule
In 1999, the EPA finalized the Regional Haze Rule which aims to restore national parks and wilderness areas to pristine conditions. The rule requires states in coordination with the EPA, the National Park Service, the U.S. Fish and Wildlife Service, the U.S. Forest Service, and other interested parties to develop and implement air quality protection plans to reduce the pollution that causes visibility impairment. There are 156 "Class I" areas across the U.S. that must be restored to pristine conditions by the year 2064. There are no Class I areas in Kansas, whereas Missouri has two: the Hercules-Glades Wilderness Area and the Mingo Wilderness Area. States must submit revisions to their Regional Haze Rule SIPs every ten years and the first round was due in 2007. For the second ten-year implementation period, the EPA issued a final rule revision in 2017 that allowed states to submit their SIP revisions by July 31, 2021. The Evergy Companies have been in contact with the Kansas Department of Health and Environment (KDHE) and MDNR as they worked to draft their SIP revisions. The Missouri SIP revision does not require any additional reductions from the Evergy Companies' generating units in the state. MDNR submitted the Missouri SIP revision to the EPA in August 2022, however, they failed to do so by the EPA's revised submittal deadline of August 15, 2022. As a result, on August 30, 2022, the EPA published "finding of failure" with respect to Missouri and fourteen other states for failing to submit their Regional Haze SIP revisions by the applicable deadline. This finding of failure established a two-year deadline for the EPA to issue a Regional Haze federal implementation plan (FIP) for each state unless the state submits and the EPA approves a revised SIP that meets all applicable requirements before the EPA issues the FIP. The Kansas SIP revision was placed on public notice in June 2021 and requested no additional emission reductions by electric utilities based on the significant reductions that were achieved during the first implementation period. The EPA provided comments on the Kansas SIP revision in June 2021 that each state is statutorily required to conduct a "four-factor analysis" on at least two sources within the state to help determine if further emission reductions are necessary. The EPA also stated it would be difficult to approve the Kansas SIP revision if at least two four-factor analyses are not conducted on Kansas emission sources. KDHE submitted the Kansas SIP revision in July 2021. If a Kansas generating unit of the Evergy Companies is selected for analysis, the possibility exists that the state or the EPA, through a revised SIP or a FIP, could determine that additional operational or physical modifications are required on the generating unit to further reduce emissions. The overall cost of those modifications could be material to the Evergy Companies. In June 2023, certain parties filed suit against the EPA for failing to take final action to approve or disapprove the Regional Haze SIP Revisions submitted by Kansas and seven other states for the second planning period.
Greenhouse Gases
Burning coal and other fossil fuels releases carbon dioxide (CO2) and other gases referred to as greenhouse gases (GHG). Various regulations under the CAA limit CO2 and other GHG emissions, and in addition, other measures are being imposed or offered by individual states, municipalities and regional agreements with the goal of reducing GHG emissions. In May 2023, the EPA proposed GHG regulations that would apply to fossil fuel fired EGUs. The proposal would set CO2 limitations for new gas-fired combustion turbines, existing coal, oil and gas-fired steam generating units, and certain existing gas-fired combustion turbines. The proposed CO2 limitations assume technologies such as carbon capture and sequestration/storage (CCS), hydrogen co-firing, and natural gas co-firing will be utilized.
Due to uncertainty regarding the future of the EPA's GHG regulations, the Evergy Companies cannot determine the impacts on their operations or consolidated financial results, but the cost to comply with potential GHG rules could be material.
Water
The Evergy Companies discharge some of the water used in generation and other operations containing substances deemed to be pollutants. A November 2015 EPA rule applicable to steam-electric power generating plants establishes effluent limitations guidelines (ELG) and standards for wastewater discharges, including limits on the amount of toxic metals and other pollutants that can be discharged. Implementation timelines for this 2015 rule vary from 2018 to 2023. In April 2019, the U.S. Court of Appeals for the Fifth Circuit issued a ruling that vacated and remanded portions of the original ELG rule. Due to this ruling, the EPA announced a plan in July 2021 to issue a proposed rule in the fall of 2022 to address the vacated limitations for legacy wastewater and landfill leachate. In March 2023, the EPA published a proposed update to the ELG to address the vacated limitations and prior reviews of the existing rule by the current administration. Flue Gas Desulfurization (FGD) wastewater, bottom ash transport wastewater, coal residual leachate, and legacy wastewater are addressed in the proposal. The Evergy Companies have reviewed the proposed modifications to limitations on FGD wastewater and bottom ash transport water and if the regulation is finalized as proposed, the Evergy Companies do not believe the impact to be material. Modifications for best available technology economically available for the discharge of coal residual leachate could be material if the rulemaking is finalized as proposed.
In August 2021, based on an order issued by the U.S. District Court for the District of Arizona, which vacated and remanded the EPA's 2020 Navigable Waters Protection Rule (NWPR), the EPA and the U.S. Army Corps of Engineers (Corps) announced that they had halted implementation of the NWPR nationwide, and were interpreting "Waters of the United States" consistent with the regulatory regime that was in place prior to 2015. In December 2021, the EPA and the Department of the Army published a proposed rule that would formally repeal the NWPR and revise the definition of "Waters of the United States." In December 2022, the EPA and the Department of the Army issued a final rule establishing a definition for "Waters of the United States." The final rule was published in the Federal Register in January 2023 and took effect in March 2023. In May 2023, the United States Supreme Court (Supreme Court) issued a decision that interpreted the meaning of "Waters of the United States" under the Clean Water Act. The Supreme Court's decision impacted the January 2023 rulemaking and required the EPA and the Corps to issue a new direct final rule to conform aspects of the regulatory text to the Supreme Court ruling. This direct final rule was published and took effect in September 2023. The Evergy Companies are reviewing the Supreme Court's decision and the EPA's and the Corps' final rule. The impact on the Evergy Companies' operations or consolidated financial results are not expected to be material.

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
The operating expenses and capital costs billed for jointly-owned plants and shared services are detailed in the following table.

	Three Months Ended September 30		Year to Date September 30
	2023	2022	2023	2022
	(millions)
Evergy Kansas Central billings to Evergy Missouri West	$8.0	$8.4	$24.1	$23.0
Evergy Metro billings to Evergy Missouri West	29.7	35.7	86.9	100.7
Evergy Kansas Central billings to Evergy Metro	10.8	10.6	33.7	24.1
Evergy Metro billings to Evergy Kansas Central	32.6	39.2	93.2	103.9

Money Pool
Evergy Kansas Central, Evergy Metro and Evergy Missouri West are authorized to participate in the Evergy, Inc. money pool, which is an internal financing arrangement in which funds may be lent on a short-term basis between Evergy Kansas Central, Evergy Metro, Evergy Missouri West and Evergy, Inc. Evergy, Inc. can lend but not borrow under the money pool.
As of September 30, 2023, Evergy Metro had no outstanding receivables or payables under the money pool. As of December 31, 2022, Evergy Metro had a $31.0 million outstanding receivable from Evergy Missouri West under the money pool. As of September 30, 2023 and December 31, 2022, Evergy Kansas Central had no outstanding receivables or payables under the money pool.
Related Party Net Receivables and Payables
The following table summarizes Evergy Kansas Central's and Evergy Metro's related party net receivables and payables.

	September 30	December 31
	2023	2022
Evergy Kansas Central	(millions)
Net payable to Evergy	$(12.9)	$(12.7)
Net payable to Evergy Metro	(15.9)	(15.7)
Net receivable from Evergy Missouri West	9.3	7.4

Evergy Metro
Net receivable from Evergy	$17.4	$16.3
Net receivable from Evergy Kansas Central	15.9	15.7
Net receivable from Evergy Missouri West	89.4	137.5
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

	September 30	December 31
	2023	2022
Evergy Kansas Central	(millions)
Income taxes receivable from (payable to) Evergy	$20.2	$(10.3)

Evergy Metro
Income taxes receivable from (payable to) Evergy	$(7.3)	$0.2

13. TAXES
Components of income tax expense are detailed in the following tables.

Evergy
	Three Months Ended September 30		Year to Date September 30
	2023	2022	2023	2022
Current income taxes	(millions)
Federal	$(17.3)	$(4.2)	$(6.7)	$20.8
State	8.2	6.0	20.1	7.7
Total	(9.1)	1.8	13.4	28.5
Deferred income taxes
Federal	25.7	50.9	38.9	55.4
State	(5.9)	(1.6)	(14.8)	1.4
Total	19.8	49.3	24.1	56.8
Investment tax credit
Deferral	2.8	—	2.8	2.7
Amortization	(4.7)	(1.6)	(8.3)	(4.9)
Total	(1.9)	(1.6)	(5.5)	(2.2)
Income tax expense	$8.8	$49.5	$32.0	$83.1

Evergy Kansas Central
	Three Months Ended September 30		Year to Date September 30
	2023	2022	2023	2022
Current income taxes	(millions)
Federal	$(7.0)	$22.3	$14.5	$59.1
State	3.0	3.2	7.9	2.3
Total	(4.0)	25.5	22.4	61.4
Deferred income taxes
Federal	(1.1)	(8.3)	(11.8)	(38.7)
State	(1.8)	(0.6)	(4.1)	1.2
Total	(2.9)	(8.9)	(15.9)	(37.5)
Investment tax credit
Deferral	2.9	—	2.9	2.7
Amortization	(3.9)	(1.1)	(5.8)	(3.1)
Total	(1.0)	(1.1)	(2.9)	(0.4)
Income tax expense (benefit)	$(7.9)	$15.5	$3.6	$23.5

Evergy Metro
	Three Months Ended September 30		Year to Date September 30
	2023	2022	2023	2022
Current income taxes	(millions)
Federal	$0.1	$(22.5)	$(1.7)	$(20.0)
State	3.7	2.1	8.9	3.2
Total	3.8	(20.4)	7.2	(16.8)
Deferred income taxes
Federal	23.0	54.3	43.5	73.9
State	(2.2)	(0.1)	(5.8)	(0.1)
Total	20.8	54.2	37.7	73.8
Investment tax credit amortization	(0.9)	(0.6)	(2.6)	(1.8)
Income tax expense	$23.7	$33.2	$42.3	$55.2
Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Evergy
	Three Months Ended September 30		Year to Date September 30
	2023	2022	2023	2022
Federal statutory income tax	21.0%	21.0%	21.0%	21.0%
COLI policies	(1.8)	(1.3)	(1.6)	(1.0)
State income taxes	(0.5)	0.7	(0.2)	0.7
Flow through depreciation for plant-related differences	(9.9)	(5.6)	(8.7)	(5.8)
Federal tax credits	(6.7)	(3.7)	(5.9)	(3.8)
Non-controlling interest	(0.4)	(0.3)	(0.3)	(0.3)
AFUDC equity	0.2	(0.5)	(0.2)	(0.5)
Amortization of federal investment tax credits	(0.8)	(0.2)	(0.7)	(0.2)
Valuation allowance	1.0	—	0.6	—
Stock compensation	—	—	—	(0.2)
Officer compensation limitation	0.3	0.2	0.3	0.2
Other	—	—	0.2	(0.2)
Effective income tax rate	2.4%	10.3%	4.5%	9.9%

Evergy Kansas Central
	Three Months Ended September 30		Year to Date September 30
	2023	2022	2023	2022
Federal statutory income tax	21.0%	21.0%	21.0%	21.0%
COLI policies	(4.3)	(2.7)	(3.1)	(2.0)
State income taxes	(2.3)	0.7	(0.5)	0.4
Flow through depreciation for plant-related differences	(6.2)	(3.6)	(4.5)	(3.9)
Federal tax credits	(16.3)	(7.7)	(11.7)	(8.0)
Non-controlling interest	(0.9)	(0.6)	(0.7)	(0.6)
AFUDC equity	0.3	(0.7)	(0.2)	(0.7)
Amortization of federal investment tax credits	(0.8)	0.1	(0.6)	0.1
Valuation allowance	2.8	—	1.1	—
Stock compensation	—	—	—	(0.2)
Other	0.4	0.1	0.3	(0.3)
Effective income tax rate	(6.3)%	6.6%	1.1%	5.8%

Evergy Metro
	Three Months Ended September 30		Year to Date September 30
	2023	2022	2023	2022
Federal statutory income tax	21.0%	21.0%	21.0%	21.0%
COLI policies	(0.1)	(0.1)	(0.1)	(0.1)
State income taxes	0.6	0.7	0.7	0.6
Flow through depreciation for plant-related differences	(8.7)	(6.3)	(8.5)	(6.5)
Federal tax credits	(0.3)	(0.1)	(0.2)	(0.1)
AFUDC equity	0.2	(0.4)	(0.3)	(0.4)
Amortization of federal investment tax credits	(0.9)	(0.5)	(0.9)	(0.6)
Stock compensation	—	—	0.2	(0.2)
Officer compensation limitation	0.5	0.4	0.5	0.5
Other	(0.1)	—	(0.1)	(0.1)
Effective income tax rate	12.2%	14.7%	12.3%	14.1%
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
Evergy Kansas Central and Evergy Metro 2023 Rate Case Proceeding
In April 2023, Evergy Kansas Central and Evergy Metro filed an application with the KCC to request an increase to their retail revenues. In September 2023, Evergy Kansas Central, Evergy Metro, the KCC staff and other intervenors reached a unanimous settlement agreement to settle all outstanding issues in the case. The unanimous settlement agreement must still be approved by the KCC. See Note 4 to the consolidated financial statements for additional information.
Renewable Generation Investment
In May 2023, Evergy Kansas Central closed on the purchase of Persimmon Creek, owner of an operational wind farm located in the state of Oklahoma with a generating capacity of approximately 199 MW, for $220.9 million, including costs incidental to the purchase of the plant. Evergy Kansas Central included the purchase of Persimmon Creek in its rate case application to the KCC which was filed in April 2023. The addition of Persimmon Creek is consistent with the preferred plan identified through Evergy Kansas Central’s integrated resource plan filed with the KCC in June 2023, which identified it as part of the lowest-cost resource plan to serve customers. In September 2023, Evergy Kansas Central reached a unanimous settlement agreement that included the purchase of Persimmon Creek in its rates through a levelized revenue requirement approach at a fixed annual rate of $18.6 million for the first 20 years, after which the levelized revenue requirement will be reevaluated. See Note 1 and Note 4 to the consolidated financial statements for additional information on Evergy Kansas Central's purchase of Persimmon Creek and rate case proceeding, respectively.

Natural Gas Plant Investment
In November 2023, Evergy Missouri West entered into an agreement to buy a joint ownership interest representing approximately 143 MW in an operational natural gas combined cycle facility located in Missouri for approximately $60 million. The purchase is subject to regulatory approvals and closing conditions, including the granting by the MPSC of a CCN with reasonably acceptable terms. Evergy Missouri West is expected to request a CCN from the MPSC in November 2023 with a decision expected in the second quarter of 2024. Closing of the transaction is also expected in the second quarter of 2024.
Regulatory Proceedings
See Note 4 to the consolidated financial statements for information regarding other regulatory proceedings.
Wolf Creek Refueling Outage
Wolf Creek's most recent refueling outage began in October 2022 and the unit returned to service in November 2022. Wolf Creek's next refueling outage is planned to begin in the first quarter of 2024.
Earnings Overview
The following table summarizes Evergy's net income and diluted EPS.

	Three Months Ended September 30			Year to Date September 30
	2023	Change	2022	2023	Change	2022
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$351.6	$(76.6)	$428.2	$673.3	$(71.9)	$745.2
Earnings per common share, diluted	1.53	(0.33)	1.86	2.92	(0.31)	3.23
Net income attributable to Evergy, Inc. decreased for the three months ended September 30, 2023, compared to the same period in 2022, primarily due to recording a $96.5 million deferral of revenues in 2023 for future refund of amounts previously collected from customers related to COLI rate credits, the refund obligation of amounts collected from customers for the return on investment of Sibley Station recorded in 2022, lower retail sales in the third quarter of 2023 driven by unfavorable weather, higher depreciation expense and higher interest expense; partially offset by lower income tax expense, lower operating and maintenance expenses, higher COLI benefits and new Evergy Metro and Evergy Missouri West retail rates effective in January 2023.
Diluted EPS decreased for the three months ended September 30, 2023, compared to the same period in 2022, primarily due to the decrease in net income attributable to Evergy, Inc. discussed above.
Net income attributable to Evergy, Inc. decreased year to date September 30, 2023, compared to the same period in 2022, primarily due to higher depreciation expense, recording a $96.5 million deferral of revenues in 2023 for future refund of amounts previously collected from customers related to COLI rate credits, the refund obligation of amounts collected from customers for the return on investment of Sibley Station recorded in 2022, higher interest expense and lower retail sales in 2023 driven by unfavorable weather; partially offset by lower operating and maintenance expenses, lower income tax expense, new Evergy Metro and Evergy Missouri West retail rates effective in January 2023 and higher COLI benefits.
Diluted EPS decreased year to date September 30, 2023, compared to the same period in 2022, primarily due to the decrease in net income attributable to Evergy, Inc. discussed above.
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
Adjusted Earnings (non-GAAP) and Adjusted EPS (non-GAAP)
Management believes that adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) are representative measures of Evergy's recurring earnings, assists in the comparability of results and is consistent with how management reviews performance. Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) for the three months ended and year to date September 30, 2022 have been recast, as applicable, to conform to the current year presentation.
Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) for the three months ended and year to date September 30, 2023 were $432.3 million or $1.88 per share and $754.5 million or $3.27 per share, respectively. For the three months ended and year to date September 30, 2022, Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) were $460.8 million or $2.00 per share and $785.2 million or $3.41 per share, respectively.
In addition to net income attributable to Evergy, Inc. and diluted EPS, Evergy's management uses adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) to evaluate earnings and EPS without i.) the costs resulting from non-regulated energy marketing margins from the February 2021 winter weather event; ii.) gains or losses related to equity investments subject to a restriction on sale; iii.) the revenues collected from customers for the return on investment of the retired Sibley Station in 2022 for future refunds to customers; iv.) the mark-to-market impacts of economic hedges related to Evergy Kansas Central's non-regulated 8% ownership share of JEC; v.) costs resulting from executive transition and advisor expenses; vi.) the transmission revenues collected from customers in 2022 through Evergy Kansas Central's FERC TFR to be refunded to customers in accordance with a December 2022 FERC order; vii.) the impairment loss on Sibley Unit 3; viii.) the second quarter 2023 deferral of the cumulative amount of prior year revenues collected since October 2019 for costs related to an electric subdivision rebate program to be refunded to customers in accordance with a June 2020 KCC order; and ix.) the deferral of revenues for future refund of amounts previously collected from customers related to COLI rate credits in accordance with a September 2023 KCC rate case unanimous settlement agreement.
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

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
Three Months Ended September 30	2023		2022
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$351.6	$1.53	$428.2	$1.86
Non-GAAP reconciling items:
Non-regulated energy marketing margin related to February 2021 winter weather event, pre-tax(a)	—	—	2.1	0.01
Sibley Station return on investment, pre-tax(b)	—	—	44.4	0.19
Mark-to-market impact of JEC economic hedges, pre-tax(c)	6.8	0.03	(10.3)	(0.04)
Non-regulated energy marketing costs related to February 2021 winter weather event, pre-tax(d)	—	—	0.3	—
Executive transition costs, pre-tax(e)	—	—	0.7	—
Advisor expenses, pre-tax(f)	—	—	0.6	—
Sibley Unit 3 impairment loss, pre-tax(g)	—	—	6.0	0.03
TFR refund, pre-tax(i)	—	—	(2.0)	(0.01)
Customer refund related to COLI rate credits, pre-tax(k)	96.5	0.42	—	—
Income tax benefit(l)	(22.6)	(0.10)	(9.2)	(0.04)
Adjusted earnings (non-GAAP)	$432.3	$1.88	$460.8	$2.00

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
Year to Date September 30	2023		2022
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$673.3	$2.92	$745.2	$3.23
Non-GAAP reconciling items:
Non-regulated energy marketing margin related to February 2021 winter weather event, pre-tax(a)	—	—	2.1	0.01
Sibley Station return on investment, pre-tax(b)	—	—	38.2	0.17
Mark-to-market impact of JEC economic hedges, pre-tax(c)	4.8	0.02	(10.3)	(0.04)
Non-regulated energy marketing costs related to February 2021 winter weather event, pre-tax(d)	0.2	—	0.9	—
Executive transition costs, pre-tax(e)	—	—	0.7	—
Advisor expenses, pre-tax(f)	—	—	3.1	0.01
Sibley Unit 3 impairment loss, pre-tax(g)	—	—	6.0	0.03
Restricted equity investment losses, pre-tax(h)	—	—	16.3	0.07
TFR refund, pre-tax(i)	—	—	(5.8)	(0.03)
Electric subdivision rebate program costs refund, pre-tax(j)	2.6	0.01	—	—
Customer refunds related to COLI rate credits, pre-tax(k)	96.5	0.42	—	—
Income tax benefit(l)	(22.9)	(0.10)	(11.2)	(0.04)
Adjusted earnings (non-GAAP)	$754.5	$3.27	$785.2	$3.41
(a)Reflects non-regulated energy marketing margins related to the February 2021 winter weather event and are included in operating revenues on the consolidated statements of comprehensive income.
(b)Reflects revenues collected from customers for the return on investment of the retired Sibley Station and the 2022 deferral of the cumulative amount of revenues collected since December 2018 that are included in operating revenues on the consolidated statements of comprehensive income.
(c)Reflects mark-to-market gains or losses related to forward contracts for natural gas and electricity entered into as economic hedges against fuel price volatility related to Evergy Kansas Central's non-regulated 8% ownership share of JEC that are included in operating revenues on the consolidated statements of comprehensive income.
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
(f)Reflects advisor expenses incurred associated with strategic planning and are included in operating and maintenance expense on the consolidated statements of comprehensive income.
(g)Reflects the impairment loss on Sibley Unit 3 and is included in Sibley Unit 3 impairment loss on the consolidated statements of comprehensive income.
(h)Reflects losses related to equity investments which were subject to a restriction on sale that are included in investment earnings on the consolidated statements of comprehensive income.
(i)Reflects transmission revenues collected from customers in 2022 through Evergy Kansas Central's FERC TFR to be refunded to customers in accordance with a December 2022 FERC order that are included in operating revenues on the consolidated statements of comprehensive income.
(j)Reflects the deferral of the cumulative amount of prior year revenues collected since October 2019 for costs related to an electric subdivision rebate program to be refunded to customers in accordance with a June 2020 KCC order that are included in operating revenues on the consolidated statements of comprehensive income.
(k)Reflects the deferral of revenues for future refund of amounts previously collected from customers related to COLI rate credits in accordance with a September 2023 KCC rate case unanimous settlement agreement reached between Evergy, the KCC staff and other intervenors that are included in operating revenues on the consolidated statements of comprehensive income.
(l)Reflects an income tax effect calculated at a statutory rate of approximately 22%.

ENVIRONMENTAL MATTERS
See Note 11 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 12 to the consolidated financial statements for information regarding related party transactions.
EVERGY RESULTS OF OPERATIONS
The following table summarizes Evergy's comparative results of operations.

	Three Months Ended September 30			Year to Date September 30
	2023	Change	2022	2023	Change	2022
	(millions)
Operating revenues	$1,669.3	$(239.8)	$1,909.1	$4,320.3	$(259.2)	$4,579.5
Fuel and purchased power	478.4	(164.6)	643.0	1,177.4	(188.9)	1,366.3
SPP network transmission costs	75.4	(6.2)	81.6	232.0	(9.8)	241.8
Operating and maintenance	253.2	(13.0)	266.2	697.1	(104.1)	801.2
Depreciation and amortization	273.3	40.1	233.2	806.1	111.8	694.3
Taxes other than income tax	103.1	2.4	100.7	305.9	3.0	302.9
Sibley Unit 3 impairment loss	—	(6.0)	6.0	—	(6.0)	6.0
Income from operations	485.9	(92.5)	578.4	1,101.8	(65.2)	1,167.0
Other income (expense), net	12.7	10.1	2.6	1.0	42.6	(41.6)
Interest expense	136.8	34.5	102.3	393.6	100.2	293.4
Income tax expense	8.8	(40.7)	49.5	32.0	(51.1)	83.1
Equity in earnings of equity method investees, net of income taxes	1.6	(0.4)	2.0	5.3	(0.2)	5.5
Net income	354.6	(76.6)	431.2	682.5	(71.9)	754.4
Less: Net income attributable to noncontrolling interests	3.0	—	3.0	9.2	—	9.2
Net income attributable to Evergy, Inc.	$351.6	$(76.6)	$428.2	$673.3	$(71.9)	$745.2

Gross Margin (GAAP) and Utility Gross Margin (non-GAAP)
The following table summarizes Evergy's gross margin (GAAP) and MWhs sold and reconciles Evergy's gross margin (GAAP) to Evergy's utility gross margin (non-GAAP). See "Executive Summary - Non-GAAP Measures", above for additional information regarding gross margin (GAAP) and utility gross margin (non-GAAP).

	Revenues and Expenses			MWhs Sold
Three Months Ended September 30	2023	Change	2022	2023	Change	2022
Retail revenues	(millions)			(thousands)
Residential	$675.1	$(71.5)	$746.6	5,134	(111)	5,245
Commercial	528.6	(55.1)	583.7	5,212	(65)	5,277
Industrial	158.9	(38.3)	197.2	2,229	(128)	2,357
Other retail revenues	11.6	50.6	(39.0)	30	(3)	33
Total electric retail	1,374.2	(114.3)	1,488.5	12,605	(307)	12,912
Wholesale revenues	148.3	(102.3)	250.6	4,636	(955)	5,591
Transmission revenues	101.9	0.6	101.3	N/A	N/A	N/A
Other revenues	44.9	(23.8)	68.7	N/A	N/A	N/A
Operating revenues	1,669.3	(239.8)	1,909.1	17,241	(1,262)	18,503
Fuel and purchased power	(478.4)	164.6	(643.0)
SPP network transmission costs	(75.4)	6.2	(81.6)
Operating and maintenance(a)	(131.3)	7.5	(138.8)
Depreciation and amortization	(273.3)	(40.1)	(233.2)
Taxes other than income tax	(103.1)	(2.4)	(100.7)
Gross margin (GAAP)	607.8	(104.0)	711.8
Operating and maintenance(a)	131.3	(7.5)	138.8
Depreciation and amortization	273.3	40.1	233.2
Taxes other than income tax	103.1	2.4	100.7
Utility gross margin (non-GAAP)	$1,115.5	$(69.0)	$1,184.5
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $121.9 million and $127.4 million for the three months ended September 30, 2023 and 2022, respectively.

	Revenues and Expenses			MWhs Sold
Year to Date September 30	2023	Change	2022	2023	Change	2022
Retail revenues	(millions)			(thousands)
Residential	$1,626.4	$(85.4)	$1,711.8	12,491	(443)	12,934
Commercial	1,419.3	(33.0)	1,452.3	13,961	40	13,921
Industrial	475.3	(42.3)	517.6	6,411	(266)	6,677
Other retail revenues	31.8	52.0	(20.2)	92	(6)	98
Total electric retail	3,552.8	(108.7)	3,661.5	32,955	(675)	33,630
Wholesale revenues	301.8	(80.2)	382.0	11,682	(2,181)	13,863
Transmission revenues	308.2	7.9	300.3	N/A	N/A	N/A
Other revenues	157.5	(78.2)	235.7	N/A	N/A	N/A
Operating revenues	4,320.3	(259.2)	4,579.5	44,637	(2,856)	47,493
Fuel and purchased power	(1,177.4)	188.9	(1,366.3)
SPP network transmission costs	(232.0)	9.8	(241.8)
Operating and maintenance(a)	(370.6)	40.6	(411.2)
Depreciation and amortization	(806.1)	(111.8)	(694.3)
Taxes other than income tax	(305.9)	(3.0)	(302.9)
Gross margin (GAAP)	1,428.3	(134.7)	1,563.0
Operating and maintenance(a)	370.6	(40.6)	411.2
Depreciation and amortization	806.1	111.8	694.3
Taxes other than income tax	305.9	3.0	302.9
Utility gross margin (non-GAAP)	$2,910.9	$(60.5)	$2,971.4
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $326.5 million and $390.0 million year to date September 30, 2023 and 2022, respectively.

Evergy's gross margin (GAAP) decreased $104.0 million for the three months ended September 30, 2023, compared to the same period in 2022 and Evergy's utility gross margin (non-GAAP) decreased $69.0 million for the three months ended September 30, 2023, compared to the same period in 2022, both measures were driven by:
•a $96.5 million decrease due to the deferral of revenues at Evergy Kansas Central in the third quarter of 2023 for future refund to customers of amounts previously collected from customers related to COLI rate credits;
•an $18.0 million decrease primarily due to lower retail sales driven by unfavorable weather (cooling degree days decreased by 5%) and lower weather-normalized commercial and industrial demand;
•a $17.1 million decrease due to mark-to-market losses related to forward contracts for natural gas and electricity entered into as economic hedges against fuel price volatility related to Evergy Kansas Central's non-regulated 8% ownership share of JEC; and
•a $3.8 million decrease in operating revenue related to non-regulated energy marketing activity at Evergy Kansas Central; partially offset by
•a $44.4 million increase due to the deferral of revenues in the third quarter of 2022 for the refund of amounts collected from customers since December 2018 for the return on investment of the retired Sibley Station; and
•a $22.0 million increase from new Evergy Metro and Evergy Missouri West retail rates effective in January 2023.

Additionally, the decrease in Evergy's gross margin (GAAP) was also driven by:
•a $40.1 million increase in depreciation and amortization as further described below; partially offset by
•a $7.5 million decrease in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by a $3.4 million decrease in plant operating and maintenance expense at Wolf Creek and a $1.8 million decrease in plant operating and maintenance expense at fossil-fuel generating units as further described below.
Evergy's gross margin (GAAP) decreased $134.7 million year to date September 30, 2023, compared to the same period in 2022 and Evergy's utility gross margin (non-GAAP) decreased $60.5 million year to date September 30, 2023, compared to the same period in 2022, both measures were driven by:
•a $96.5 million decrease due to the deferral of revenues at Evergy Kansas Central in the third quarter of 2023 for future refund to customers of amounts previously collected from customers related to COLI rate credits;
•a $48.1 million decrease primarily due to lower retail sales driven by unfavorable weather (cooling degree days decreased by 7% and heating degree days decreased by 13%), partially offset by higher weather-normalized residential and commercial demand;
•a $15.1 million decrease due to mark-to-market losses related to forward contracts for natural gas and electricity entered into as economic hedges against fuel price volatility related to Evergy Kansas Central's non-regulated 8% ownership share of JEC; and
•a $2.5 million decrease in operating revenue related to non-regulated energy marketing activity at Evergy Kansas Central; partially offset by
•a $55.6 million increase from new Evergy Metro and Evergy Missouri West retail rates effective in January 2023;
•a $38.2 million increase due to the deferral of revenues in the third quarter of 2022 for the refund of amounts collected from customers since December 2018 for the return on investment of the retired Sibley Station; and
•a $7.9 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2023 and revised in March 2023.
Additionally, the decrease in Evergy's gross margin (GAAP) was also driven by:
•a $111.8 million increase in depreciation and amortization as further described below; partially offset by
•a $40.6 million decrease in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by a $15.5 million decrease in plant and operating and maintenance expense at fossil-fuel generating units, an $11.5 million decrease in transmission and distribution operating and maintenance expenses and a $10.3 million decrease in plant operating and maintenance expense at Wolf Creek as further described below.
Operating and Maintenance
Evergy's operating and maintenance expense decreased $13.0 million for the three months ended September 30, 2023, compared to the same period in 2022, primarily driven by:
•a $7.5 million decrease in various administrative and general operating and maintenance expenses primarily due to lower regulatory amortizations at Evergy Metro and Evergy Missouri West as a result of their 2022 rate cases; and
•a $3.4 million decrease in plant operating and maintenance expense at Wolf Creek at Evergy Kansas Central and Evergy Metro primarily due to lower refueling outage amortization in 2023 and lower labor expense in 2023 driven by an increase in labor capitalization and lower employee headcount.

Evergy's operating and maintenance expense decreased $104.1 million year to date September 30, 2023, compared to the same period in 2022, primarily driven by:
•a $25.7 million decrease in administrative labor and employee benefits expenses primarily due to lower employee headcount in 2023;
•a $17.6 million decrease in various administrative and general operating and maintenance expenses primarily due to lower regulatory amortizations at Evergy Metro and Evergy Missouri West as a result of their 2022 rate cases;
•a $15.5 million decrease in plant operating and maintenance expense at fossil-fuel generating units primarily due to an $11.5 million decrease at Evergy Kansas Central driven by major maintenance outages at JEC in 2022 and a $2.0 million decrease at Evergy Metro driven by major maintenance outages at Iatan Station Unit 1 and La Cygne Unit 2 in 2022; partially offset by a major maintenance outage at Hawthorn Station in 2023;
•an $11.6 million decrease in transmission and distribution operating and maintenance expenses driven by a $15.8 million decrease in labor expense primarily due to an increase in labor capitalization and lower employee headcount; partially offset by $5.4 million of costs primarily at Evergy Metro incurred from storms that occurred in July 2023;
•a $10.3 million decrease in plant operating and maintenance expense at Wolf Creek at Evergy Kansas Central and Evergy Metro primarily due to lower refueling outage amortization in 2023 and lower labor expense in 2023 driven by an increase in labor capitalization and lower employee headcount; and
•$3.1 million of advisor expenses incurred in 2022 associated with strategic planning; partially offset by
•a $3.7 million increase due to a lower annual refund of nuclear insurance premiums received by Evergy Kansas Central and Evergy Metro in 2023 related to their ownership interest in Wolf Creek.
Depreciation and Amortization
Evergy's depreciation and amortization increased $40.1 million for the three months ended September 30, 2023, compared to the same period in 2022, primarily driven by:
•a $17.0 million increase primarily due to a change in depreciation rates and the rebasing of plant-in-service-accounting (PISA) depreciation deferrals as a result of Evergy Metro's and Evergy Missouri West's 2022 rate cases effective in January 2023; and
•a $23.1 million increase primarily due to capital additions.
Evergy's depreciation and amortization increased $111.8 million year to date September 30, 2023, compared to the same period in 2022, primarily driven by:
•a $54.7 million increase primarily due to a change in depreciation rates and the rebasing of PISA depreciation deferrals as a result of Evergy Metro's and Evergy Missouri West's 2022 rate cases effective in January 2023; and
•a $57.1 million increase primarily due to capital additions.
Other Income (Expense), Net
Evergy's other income, net increased $10.1 million for the three months ended September 30, 2023, compared to the same period in 2022, primarily driven by:
•a $17.0 million increase due to recording higher Evergy Kansas Central COLI benefits in 2023; and
•a $3.7 million decrease in pension non-service costs; partially offset by
•$15.0 million of carrying charges recorded by Evergy Missouri West in the third quarter of 2022 associated with its regulatory asset for fuel and purchased power costs related to the February 2021 winter weather event, driven by an MPSC order allowing for their recovery as part of Evergy Missouri West's securitization financing request.

Evergy's other expense, net year to date September 30, 2022 became other income, net year to date September 30, 2023 as a result of a $42.6 million increase in net other income items, primarily driven by:
•a $24.8 million increase due to recording higher Evergy Kansas Central COLI benefits in 2023; and
•a $19.4 million increase due to higher investment earnings primarily driven by a $16.3 million loss related to Evergy's equity investment in an early-stage energy solutions company that was sold in March 2022 through a share forward agreement which was completed in June 2022 and a $6.4 million increase due to net unrealized losses becoming net unrealized gains in Evergy Kansas Central's rabbi trust; partially offset by
•$11.7 million of lower equity allowance for funds used during construction (AFUDC) primarily at Evergy Kansas Central and Evergy Metro primarily driven by higher short-term debt balances in 2023.
Interest Expense
Evergy's interest expense increased $34.5 million for the three months ended September 30, 2023, compared to the same period in 2022, primarily driven by:
•a $22.6 million increase in interest expense on short-term borrowings primarily due to higher short-term debt balances and weighted-average interest rates in 2023;
•a $5.7 million increase due to the issuance of Evergy Kansas Central's $400.0 million of 5.70% FMBs in March 2023; and
•a $3.9 million increase due to the issuance of Evergy Missouri West's $300.0 million of 5.15% FMBs in December 2022.
Evergy's interest expense increased $100.2 million year to date September 30, 2023, compared to the same period in 2022, primarily driven by:
•a $76.9 million increase in interest expense on short-term borrowings primarily due to higher short-term debt balances and weighted-average interest rates in 2023;
•a $12.5 million increase due to the issuance of Evergy Kansas Central's $400.0 million of 5.70% FMBs in March 2023; and
•an $11.6 million increase due to the issuance of Evergy Missouri West's $300.0 million of 5.15% FMBs in December 2022.
Income Tax Expense
Evergy's income tax expense decreased $40.7 million for the three months ended September 30, 2023, compared to the same period in 2022, primarily driven by:
•a $25.8 million decrease primarily due to Evergy Metro and Evergy Kansas Central lower pre-tax income in the third quarter of 2023;
•a $9.3 million decrease primarily due to higher amortization of excess deferred income taxes authorized by Evergy Metro's and Evergy Missouri West's 2022 rate case; and
•an $8.6 million decrease due to higher wind and other income tax credits in the third quarter of 2023 driven by the acquisition of the Persimmon Creek wind farm.

Evergy's income tax expense decreased $51.1 million year to date September 30, 2023, compared to the same period in 2022, primarily driven by:
•a $27.1 million decrease primarily due to lower Evergy Metro and Evergy Kansas Central pre-tax income in 2023;
•a $13.5 million decrease primarily due to higher amortization of excess deferred income taxes authorized by Evergy Metro's and Evergy Missouri West's 2022 rate case; and
•a $13.5 million decrease primarily due to higher wind and other income tax credits in 2023 driven by the acquisition of the Persimmon Creek wind farm.
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
Short-Term Borrowings
As of September 30, 2023, Evergy had $819.9 million of available borrowing capacity under its master credit facility. The available borrowing capacity under the master credit facility consisted of $186.4 million for Evergy, Inc., $188.8 million for Evergy Kansas Central, $318.2 million for Evergy Metro and $126.5 million for Evergy Missouri West. The Evergy Companies' borrowing capacity under the master credit facility also supports their issuance of commercial paper. See Note 7 to the consolidated financial statements for more information regarding the master credit facility.
In February 2022, Evergy, Inc. entered into a $500.0 million unsecured Term Loan Facility that originally expired in February 2023. In February 2023, Evergy, Inc. amended the $500.0 million Term Loan Facility to extend the expiration date to February 2024. As a result of the amendment, Evergy, Inc. demonstrated its intent and ability to refinance the Term Loan Facility and reflected this $500.0 million borrowing within long-term debt, net, on Evergy's consolidated balance sheet as of December 31, 2022. As of September 30, 2023, Evergy had borrowed $500.0 million under the Term Loan Facility that is reflected within notes payable and commercial paper on Evergy's consolidated balance sheet. Evergy's borrowings under the Term Loan Facility were used for, among other things, working capital, capital expenditures and general corporate purposes.
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
Pensions
Year to date September 30, 2023, Evergy made pension contributions of $27.0 million. Evergy, Evergy Kansas Central and Evergy Metro do not expect to make additional pension contributions in 2023. Also in 2023, Evergy expects to make additional post-retirement benefit contributions of $1.1 million. See Note 6 to the consolidated financial statements for additional information on Evergy's pension and post-retirement plans.
Debt Covenants
As of September 30, 2023, Evergy was in compliance with all debt covenants under the master credit facility, the Term Loan Facility and certain debt instruments that contain restrictions that require the maintenance of certain capitalization and leverage ratios. See Note 7 to the consolidated financial statements for more information.

Cash Flows
The following table presents Evergy's cash flows from operating, investing and financing activities.

Year to Date September 30	2023	2022
	(millions)
Cash Flows from Operating Activities	$1,551.7	$1,477.7
Cash Flows used in Investing Activities	(1,791.9)	(1,625.1)
Cash Flows from Financing Activities	256.0	145.9
Cash Flows from Operating Activities
Evergy's cash flows from operating activities increased $74.0 million year to date September 30, 2023, compared to the same period in 2022, primarily driven by an $85.3 million increase in fuel recovery mechanism net collections, primarily at Evergy Missouri West.
Cash Flows used in Investing Activities
Evergy's cash flows used in investing activities increased $166.8 million year to date September 30, 2023, compared to the same period in 2022, primarily driven by:
•the acquisition of Persimmon Creek Wind Farm for $217.9 million, net of cash acquired, in 2023; partially offset by
•a $114.8 million increase in proceeds from COLI investments, primarily from Evergy Kansas Central due to a higher number of policy settlements in 2023.
Cash Flows from Financing Activities
Evergy's cash flows from financing activities increased $110.1 million year to date September 30, 2023, compared to the same period in 2022, primarily driven by:
•a $443.4 million increase in proceeds from long-term debt due to Evergy Kansas Central's issuance of $400.0 million of 5.70% FMBs in March 2023 and Evergy Metro’s issuance of $300.0 million of 4.95% Mortgage Bonds in April 2023; partially offset by Evergy Missouri West's issuance of $250.0 million of 3.75% FMBs in March 2022; partially offset by
•a $218.2 million decrease in short-term debt borrowings primarily due to Evergy Kansas Central's repayment of commercial paper borrowings with the proceeds from its issuance of $400.0 million of 5.70% FMBs in March 2023; partially offset by Evergy Kansas South's repayment of $50.0 million of 6.15% FMBs in May 2023 with commercial paper borrowings; and
•an $88.6 million increase in the repayment of borrowings against the cash surrender value of COLI primarily due to a higher number of policy settlements in 2023.

EVERGY KANSAS CENTRAL, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Kansas Central is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Kansas Central's comparative results of operations.

Year to Date September 30	2023	Change	2022
	(millions)
Operating revenues	$2,091.5	$(267.8)	$2,359.3
Fuel and purchased power	470.5	(158.7)	629.2
SPP network transmission costs	232.0	(9.8)	241.8
Operating and maintenance	347.1	(55.2)	402.3
Depreciation and amortization	386.0	24.1	361.9
Taxes other than income tax	165.1	1.8	163.3
Income from operations	490.8	(70.0)	560.8
Other income (expense), net	1.1	28.0	(26.9)
Interest expense	163.3	31.6	131.7
Income tax expense	3.6	(19.9)	23.5
Equity in earnings of equity method investees, net of income taxes	2.6	(0.5)	3.1
Net income	327.6	(54.2)	381.8
Less: Net income attributable to noncontrolling interests	9.2	—	9.2
Net income attributable to Evergy Kansas Central, Inc.	$318.4	$(54.2)	$372.6

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

	Revenues and Expenses			MWhs Sold
Year to Date September 30	2023	Change	2022	2023	Change	2022
Retail revenues	(millions)			(thousands)
Residential	$647.3	$(114.7)	$762.0	5,276	(211)	5,487
Commercial	555.3	(70.6)	625.9	5,683	68	5,615
Industrial	300.1	(46.6)	346.7	4,070	(229)	4,299
Other retail revenues	12.5	(0.7)	13.2	30	—	30
Total electric retail	1,515.2	(232.6)	1,747.8	15,059	(372)	15,431
Wholesale revenues	232.7	(55.7)	288.4	7,567	(1,088)	8,655
Transmission revenues	294.8	25.0	269.8	N/A	N/A	N/A
Other revenues	48.8	(4.5)	53.3	N/A	N/A	N/A
Operating revenues	2,091.5	(267.8)	2,359.3	22,626	(1,460)	24,086
Fuel and purchased power	(470.5)	158.7	(629.2)
SPP network transmission costs	(232.0)	9.8	(241.8)
Operating and maintenance (a)	(171.6)	28.9	(200.5)
Depreciation and amortization	(386.0)	(24.1)	(361.9)
Taxes other than income tax	(165.1)	(1.8)	(163.3)
Gross margin (GAAP)	666.3	(96.3)	762.6
Operating and maintenance (a)	171.6	(28.9)	200.5
Depreciation and amortization	386.0	24.1	361.9
Taxes other than income tax	165.1	1.8	163.3
Utility gross margin (non-GAAP)	$1,389.0	$(99.3)	$1,488.3
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $175.5 million and $201.8 million year to date September 30, 2023 and 2022, respectively.

Evergy Kansas Central's gross margin (GAAP) decreased $96.3 million year to date September 30, 2023, compared to the same period in 2022, and Evergy Kansas Central's utility gross margin (non-GAAP) decreased $99.3 million year to date September 30, 2023, compared to the same period in 2022, both measures were driven by:
•a $96.5 million decrease due to the deferral of revenues in the third quarter of 2023 for future refund to customers of amounts previously collected from customers related to COLI rate credits;
•a $15.1 million decrease due to mark-to-market losses related to forward contracts for natural gas and electricity entered into as economic hedges against fuel price volatility related to Evergy Kansas Central's non-regulated 8% ownership share of JEC; and
•a $12.7 million decrease primarily due to lower retail sales driven by unfavorable weather (cooling degree days decreased by 4% and heating degree days decreased by 13%); partially offset by higher weather-normalized demand; partially offset by
•a $25.0 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2023 and revised in March 2023.

Additionally, the decrease in Evergy Kansas Central's gross margin (GAAP) was also driven by:
•a $28.9 million decrease in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by an $11.5 million decrease in operating and maintenance expense at fossil-fuel generating units, a $7.3 million decrease in transmission and distribution operating and maintenance expenses and a $4.9 million decrease in operating and maintenance expense at Wolf Creek as described further below; partially offset by
•a $24.1 million increase in depreciation and amortization expense as described further below.
Evergy Kansas Central Operating and Maintenance
Evergy Kansas Central's operating and maintenance expense decreased $55.2 million year to date September 30, 2023, compared to the same period in 2022, primarily driven by:
•an $11.5 million decrease in plant operating and maintenance expense at fossil-fuel generating units primarily driven by a major maintenance outage at JEC in 2022;
•an $11.0 million decrease in administrative labor and employee benefits expenses primarily due to lower employee headcount in 2023;
•a $7.6 million decrease in various transmission and distribution operating and maintenance expenses primarily due to lower labor costs driven by an increase in labor capitalization and lower employee headcount, partially offset by a $3.4 million increase in vegetation management costs;
•a $4.9 million decrease in plant operating and maintenance expense at Wolf Creek primarily due to lower refueling outage amortization in 2023 and lower labor costs in 2023 driven by an increase in labor capitalization and lower employee headcount; and
•a $4.9 million decrease in injuries and damages expense primarily due to settled litigation in 2023; partially offset by
•a $1.9 million increase in operating and maintenance expense due to a lower annual refund of nuclear insurance premiums received in 2023 related to Evergy Kansas Central's ownership interest in Wolf Creek.
Evergy Kansas Central Depreciation and Amortization
Evergy Kansas Central's depreciation and amortization expense increased $24.1 million year to date September 30, 2023, compared to the same period in 2022, primarily driven by capital additions.
Evergy Kansas Central Other Expense, Net
Evergy Kansas Central's other expense, net year to date September 30, 2022 became other income, net year to date September 30, 2023 as a result of a $28.0 million increase in net other income items, primarily driven by:
•a $24.8 million increase due to recording higher COLI benefits in 2023; and
•a $6.4 million increase due to net unrealized losses becoming net unrealized gains in Evergy Kansas Central's rabbi trust; partially offset by
•$4.4 million of lower equity AFUDC driven by higher short-term debt balances in 2023.
Evergy Kansas Central Interest Expense
Evergy Kansas Central's interest expense increased $31.6 million year to date September 30, 2023, compared to the same period in 2022, primarily driven by
• a $25.8 million increase in interest expense on short-term borrowings primarily due to higher short-term debt balances and weighted-average interest rates in 2023; and
•a $12.5 million increase due to the issuance of $400.0 million of 5.70% FMBs in March 2023; partially offset by
•an $8.8 million decrease due to higher debt AFUDC.

Evergy Kansas Central Income Tax Expense
Evergy Kansas Central's income tax expense decreased $19.9 million year to date September 30, 2023, compared to the same period in 2022, primarily driven by lower pre-tax income in 2023.
EVERGY METRO, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Metro is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Metro's comparative results of operations.

Year to Date September 30	2023	Change	2022
	(millions)
Operating revenues	$1,499.9	$(64.5)	$1,564.4
Fuel and purchased power	417.8	(69.4)	487.2
Operating and maintenance	213.6	(27.2)	240.8
Depreciation and amortization	311.9	59.7	252.2
Taxes other than income tax	100.4	0.4	100.0
Income from operations	456.2	(28.0)	484.2
Other expense, net	(11.6)	(0.3)	(11.3)
Interest expense	100.6	19.1	81.5
Income tax expense	42.3	(12.9)	55.2
Net income	$301.7	$(34.5)	$336.2

Evergy Metro Gross Margin (GAAP) and Utility Gross Margin (non-GAAP)
The following table summarizes Evergy Metro's gross margin (GAAP) and MWhs sold and reconciles Evergy Metro's gross margin (GAAP) to Evergy Metro's utility gross margin (non-GAAP). See "Executive Summary - Non-GAAP Measures" for additional information regarding gross margin (GAAP) and utility gross margin (non-GAAP).

	Revenues and Expenses			MWhs Sold
Year to Date September 30	2023	Change	2022	2023	Change	2022
Retail revenues	(millions)			(thousands)
Residential	$603.9	3.2	$600.7	4,374	(128)	4,502
Commercial	606.1	16.4	589.7	5,648	(52)	5,700
Industrial	100.6	1.8	98.8	1,269	(26)	1,295
Other retail revenues	9.5	0.9	8.6	46	(7)	53
Total electric retail	1,320.1	22.3	1,297.8	11,337	(213)	11,550
Wholesale revenues	80.7	(5.9)	86.6	4,036	(838)	4,874
Transmission revenues	10.8	(3.6)	14.4	N/A	N/A	N/A
Other revenues	88.3	(77.3)	165.6	N/A	N/A	N/A
Operating revenues	1,499.9	(64.5)	1,564.4	15,373	(1,051)	16,424
Fuel and purchased power	(417.8)	69.4	(487.2)
Operating and maintenance (a)	(146.9)	7.3	(154.2)
Depreciation and amortization	(311.9)	(59.7)	(252.2)
Taxes other than income tax	(100.4)	(0.4)	(100.0)
Gross margin (GAAP)	522.9	(47.9)	570.8
Operating and maintenance (a)	146.9	(7.3)	154.2
Depreciation and amortization	311.9	59.7	252.2
Taxes other than income tax	100.4	0.4	100.0
Utility gross margin (non-GAAP)	$1,082.1	$4.9	$1,077.2
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $66.7 million and $86.6 million year to date September 30, 2023 and 2022, respectively.

Evergy Metro's gross margin (GAAP) decreased $47.9 million year to date September 30, 2023, compared to the same period in 2022 and Evergy Metro's utility gross margin (non-GAAP) increased $4.9 million year to date September 30, 2023, compared to the same period in 2022, both measures were driven by:
•a $17.8 million increase from new Evergy Metro retail rates effective in January 2023; partially offset by
•a $12.9 million decrease primarily due to lower retail sales driven by unfavorable weather (cooling degree days decreased by 10% and heating degree days decreased by 13%), partially offset by higher weather-normalized residential and commercial demand.
Additionally, the decrease in Evergy Metro's gross margin (GAAP) was also driven by:
•a $59.7 million increase in depreciation and amortization expense as described further below; partially offset by
•a $7.3 million decrease in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by a $5.4 million decrease in plant operating and maintenance expense at Wolf Creek and a $2.0 million decrease in operating and maintenance expense at fossil-fuel generating units as further described below.

Evergy Metro Operating and Maintenance
Evergy Metro's operating and maintenance expense decreased $27.2 million year to date September 30, 2023, compared to the same period in 2022, primarily driven by:
•an $11.4 million decrease in various administrative and general operating and maintenance expenses primarily driven by lower regulatory amortizations as a result of Evergy Metro's 2022 rate case;
•an $8.9 million decrease in administrative labor and employee benefits expenses primarily due to lower employee headcount in 2023;
•a $5.4 million decrease in plant operating and maintenance expense at Wolf Creek primarily due to lower refueling outage amortizations in 2023 and lower labor costs driven by an increase in labor capitalization and lower employee headcount;
•a $3.5 million decrease in transmission and distribution labor expense primarily due to an increase in labor capitalization and lower employee headcount; and
•a $2.0 million decrease in plant and operating maintenance expense at fossil-fuel generating units primarily driven by major maintenance outages at Iatan Station Unit 1 and La Cygne Unit 2 in 2022; partially offset by a major maintenance outage at Hawthorn Station in 2023; partially offset by
•$5.8 million of costs incurred from storms that occurred in July 2023; and
•a $1.8 million increase to operating and maintenance expense due to a lower annual refund of nuclear insurance premiums received in 2023 related to Evergy Metro's ownership interest in Wolf Creek.
Evergy Metro Depreciation Expense
Evergy Metro's depreciation and amortization expense increased $59.7 million year to date September 30, 2023, compared to the same period in 2022, primarily driven by:
•a $36.2 million increase primarily due to a change in depreciation rates and the rebasing of PISA depreciation deferrals as a result of Evergy Metro's 2022 rate case effective in January 2023; and
•a $23.5 million increase primarily due to capital additions.
Evergy Metro Interest Expense
Evergy Metro's interest expense increased $19.1 million year to date September 30, 2023, compared to the same period in 2022, primarily driven by:
•a $13.7 million increase in interest expense on short-term borrowings primarily due to higher short-term debt balances and weighted-average interest rates in 2023; and
•a $7.2 million increase due to the issuance of Evergy Metro's $300.0 million of 4.95% Mortgage Bonds in April 2023.
Evergy Metro Income Tax Expense
Evergy Metro's income tax expense decreased $12.9 million year to date September 30, 2023, compared to the same period in 2022, primarily driven by lower pre-tax income in 2023.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Kansas Central's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Metro's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities
The following table provides information regarding purchases by Evergy of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2023.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased(a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - 31	193	$58.42	—	—
August 1 - 31	110	60.15	—	—
September 1 - 30	583	53.62	—	—
Total	886	$55.47	—	—
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
Securities Trading Plans of Directors and Executive Officers
For the three months ended September 30, 2023, no director or officer has adopted, terminated or modified a Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangement required to be disclosed under Item 408(a) of Regulation S-K.

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

EVERGY, INC.

Dated:	November 6, 2023	By: /s/ Kirkland B. Andrews
(Kirkland B. Andrews)
(Executive Vice President and Chief Financial Officer)

EVERGY KANSAS CENTRAL, INC.

Dated:	November 6, 2023	By: /s/ Kirkland B. Andrews
(Kirkland B. Andrews)
(Executive Vice President and Chief Financial Officer)

EVERGY METRO, INC.

Dated:	November 6, 2023	By: /s/ Kirkland B. Andrews
(Kirkland B. Andrews)
(Executive Vice President and Chief Financial Officer)