Form 10-K
period 2023-12-31
Evergy, Inc.; EVERGY METRO, INC.; EVERGY KANSAS CENTRAL, INC.
filed 2024-02-29
CIK 1711269, 54476, 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Evergy, Inc.			Yes	☐		No	☒

Evergy Kansas Central, Inc.			Yes	☐		No	☒

Evergy Metro, Inc.			Yes	☐		No	☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).
Evergy, Inc.	Yes	☐	No	☒

Evergy Kansas Central, Inc.	Yes	☐	No	☒

Evergy Metro, Inc.	Yes	☐	No	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Evergy, Inc.	Yes	☐	No	☒

Evergy Kansas Central, Inc.	Yes	☐	No	☒

Evergy Metro, Inc.	Yes	☐	No	☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of Evergy, Inc. (based on the closing price of its common stock on The Nasdaq Stock Market LLC on June 30, 2023) was approximately $13,251,118,253. All of the common equity of Evergy Kansas Central, Inc. and Evergy Metro, Inc. is held by Evergy, Inc.

On February 21, 2024, Evergy, Inc. had 229,730,266 shares of common stock outstanding.

On February 21, 2024, Evergy Kansas Central, Inc. and Evergy Metro, Inc. each had one share of common stock outstanding and held by Evergy, Inc.

Evergy Kansas Central, Inc. and Evergy Metro, Inc. meet the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format.
Documents Incorporated by Reference
Portions of the 2024 annual meeting proxy statement of Evergy, Inc. to be filed with the Securities and Exchange Commission are incorporated by reference in Part III of this report.

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
In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Evergy Companies are providing a number of risks, uncertainties and other factors that could cause actual results to differ from the forward-looking information. These risks, uncertainties and other factors include, but are not limited to: economic and weather conditions and any impact on sales, prices and costs; changes in business strategy or operations; the impact of federal, state and local political, legislative, judicial and regulatory actions or developments, including deregulation, re-regulation, securitization and restructuring of the electric utility industry; decisions of regulators regarding, among other things, customer rates and the prudency of operational decisions such as capital expenditures and asset retirements; changes in applicable laws, regulations, rules, principles or practices, or the interpretations thereof, governing tax, accounting and environmental matters, including air and water quality and waste management and disposal; the impact of climate change, including increased frequency and severity of significant weather events and the extent to which counterparties are willing to do business with, finance the operations of or purchase energy from the Evergy Companies due to the fact that the Evergy Companies operate coal-fired generation; prices and availability of electricity and natural gas in wholesale markets; market perception of the energy industry and the Evergy Companies; the impact of future pandemic health events on, among other things, sales, results of operations, financial position, liquidity and cash flows, and also on operational issues, such as supply chain issues and the availability and ability of the Evergy Companies' employees and suppliers to perform the functions that are necessary to operate the Evergy Companies; changes in the energy trading markets in which the Evergy Companies participate, including retroactive repricing of transactions by regional transmission organizations (RTO) and independent system operators; financial market conditions and performance, disruptions in the banking industry, including volatility in interest rates and credit spreads and in availability and cost of capital and the effects on derivatives and hedges, nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of physical and cybersecurity breaches, criminal activity, terrorist attacks, acts of war and other disruptions to the Evergy Companies' facilities or information technology infrastructure or the facilities and infrastructure of third-party service providers on which the Evergy Companies rely; impact of geopolitical conflicts on the global energy market; ability to carry out marketing and sales plans; cost, availability, quality and timely provision of equipment, supplies, labor and fuel; impacts of tariffs; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; delays and cost increases of generation, transmission, distribution or other projects; the Evergy Companies' ability to manage their transmission and distribution development plans and transmission joint ventures; the inherent risks associated with the ownership and operation of a nuclear facility, including environmental, health, safety, regulatory and financial risks; workforce risks, including those related to the Evergy Companies' ability to attract and retain qualified personnel, maintain satisfactory relationships with their labor unions and manage costs of, or changes in, wages, retirement, health care and other benefits; disruption, costs and uncertainties caused by or related to the actions of individuals or entities, such as activist shareholders or special interest groups, that seek to influence Evergy's strategic plan, financial results or operations; the impact of changing expectations and demands of the Evergy Companies' customers, regulators, investors and stakeholders, including heightened emphasis on environmental, social and governance concerns; the possibility that strategic initiatives, including mergers, acquisitions and divestitures, and long-term financial plans, may not create the value that they are expected to achieve in a timely manner or at all; difficulties in maintaining relationships with customers, employees, regulators or suppliers; and other risks and uncertainties.
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

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AAO	Accounting authority order
AEP	American Electric Power Company, Inc.
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income
AROs	Asset retirement obligations
CAA	Clean Air Act
CCN	Certificate of Convenience and Necessity
CCRs	Coal combustion residuals
CO2	Carbon dioxide
CO2e	Carbon dioxide equivalent
COLI	Corporate-owned life insurance
COVID-19	Coronavirus
CSAPR	Cross-State Air Pollution
Dogwood	Dogwood Energy Center
ELG	Effluent limitations guidelines
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERSP	Earnings Review and Sharing Plan
Evergy	Evergy, Inc. and its consolidated subsidiaries
Evergy Board	Evergy Board of Directors
Evergy Companies	Evergy, Evergy Kansas Central, and Evergy Metro, collectively, which are individual registrants within the Evergy consolidated group
Evergy Kansas Central	Evergy Kansas Central, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Kansas South	Evergy Kansas South, Inc., a wholly-owned subsidiary of Evergy Kansas Central
Evergy Metro	Evergy Metro, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Missouri West	Evergy Missouri West, Inc., a wholly-owned subsidiary of Evergy
Evergy Transmission Company	Evergy Transmission Company, LLC
Exchange Act	The Securities Exchange Act of 1934, as amended
February 2021 winter weather event	Significant winter weather event in February 2021 that resulted in extremely cold temperatures over a multi-day period across much of the central and southern United States
FERC	Federal Energy Regulatory Commission
FMBs	First Mortgage Bonds
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
Great Plains Energy	Great Plains Energy Incorporated
IRA	Inflation Reduction Act
ITFIP	Interstate Transport Federal Implementation Plans
ITSIP	Interstate Transport State Implementation Plans

Abbreviation or Acronym	Definition
JEC	Jeffrey Energy Center
KCC	State Corporation Commission of the State of Kansas
KDHE	Kansas Department of Health & Environment
KEEIA	Kansas Energy Efficiency Investment Act
kV	Kilovolt
kWh	Kilowatt hour
MDNR	Missouri Department of Natural Resources
MEEIA	Missouri Energy Efficiency Investment Act
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
NERC	North American Electric Reliability Corporation
NOL	Net operating loss
NRC	Nuclear Regulatory Commission
OCI	Other comprehensive income
OPC	Office of the Public Counsel
Persimmon Creek	Persimmon Creek Wind Farm 1, LLC
PISA	Plant-in-service accounting
Prairie Wind	Prairie Wind Transmission, LLC, 50% owned by Evergy Kansas Central
PTC	Production tax credit
RSU	Restricted share unit
RTO	Regional transmission organization
Scope 1	Direct greenhouse gas emissions that occur from sources that are controlled or owned by an organization
Scope 2	Indirect greenhouse gas emissions associated with the purchase of electricity, steam, heat or cooling
SEC	Securities and Exchange Commission
SIP	State implementation plan
SPP	Southwest Power Pool, Inc.
TCR	Transmission congestion right
TDC	Transmission delivery charge
Term Loan Facility	Term Loan Credit Agreement
TFR	Transmission formula rate
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by Evergy Transmission Company
UGSOA	United Government Security Officers of America
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

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
Evergy Kansas Central, Evergy Kansas South, Evergy Metro, and Evergy Missouri West conduct business in their respective service territories using the name Evergy. The Evergy Companies assess financial performance and allocate resources on a consolidated basis (i.e., operate in one segment). Evergy serves approximately 1.7 million customers located in Kansas and Missouri. Customers include approximately 1.5 million residences, 0.2 million commercial firms and 7,800 industrials, municipalities and other electric utilities. Evergy is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter.

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
•Reliability – targeting transmission and distribution infrastructure investment to support reliability, flexibility, public safety, and resiliency; deploying new technology to improve preventive maintenance and customer restoration times; and
•Sustainability – investing at sustainable capital expenditure levels to maintain reliability and customer affordability for the long-term and balancing clean energy investment to continue fuel diversification and enable a responsible generation portfolio transition.
See Item 7, Management's Discussion and Analysis of Financial Operations (MD&A) – Executive Summary – Strategy, for additional information.
The table below summarizes the percentage of Evergy's revenues by customer class.

	2023	2022	2021
Residential	37%	37%	34%
Commercial	33%	32%	30%
Industrial	12%	12%	11%
Wholesale	7%	9%	13%
Transmission	7%	6%	6%
Other	4%	4%	6%
Total	100%	100%	100%
The table below summarizes the percentage of Evergy's retail electricity sales by customer class.

	2023	2022	2021
Residential	37%	38%	37%
Commercial	43%	42%	42%
Industrial	20%	20%	21%
Total	100%	100%	100%
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

The table below summarizes the rate orders in effect for Evergy Kansas Central's, Evergy Metro's and Evergy Missouri West's retail rate jurisdictions.

	Regulator	Allowed Return on Equity	Effective Date
Evergy Kansas Central (a)	KCC	9.4% (b)	December 2023
Evergy Metro - Kansas	KCC	9.4% (b)	December 2023
Evergy Metro - Missouri	MPSC	(c)	January 2023
Evergy Missouri West	MPSC	(c)	January 2023
(a) The KCC establishes rates for Evergy Kansas Central and Evergy Kansas South on a consolidated basis.
(b) Current KCC rate orders do not contain an explicit allowed return on equity. The return on equity presented in this table reflects the current order in Kansas which stated an allowed return on equity to be utilized for purposes of the transmission delivery charge (TDC).
(c) Current MPSC rate orders do not contain an explicit allowed return on equity.
Evergy expects its 2024 Kansas and Missouri jurisdictional retail revenues to be approximately 60% and 40%, respectively, based on historical averages of Evergy Kansas Central's, Evergy Metro's and Evergy Missouri West's total retail revenues.
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
The Southwest Power Pool, Inc. (SPP) Integrated Marketplace is similar to other regional transmission organization (RTO) or Independent System Operator (ISO) markets currently operating in other regions of the United States.
Power Supply
Evergy has approximately 15,600 megawatts (MWs) of owned generating capacity and renewable power purchase agreements. Evergy's owned generation and power purchases from others, as a percentage of total megawatt hours (MWhs) generated and purchased, was approximately 60% and 40%, respectively, over the last three years. About 60% of Evergy's purchased power was purchased under long-term renewable purchased power contracts over the last three years. Evergy purchases power to meet its customers' needs, to satisfy firm power commitments or to meet renewable energy standards. Management believes Evergy will be able to meet its future power purchase needs due to the coordination of planning and operations in the SPP region and existing power purchase agreements; however, price and availability of power purchases may be impacted during periods of high demand or reduced supply.

Evergy's total capacity by fuel type, including both owned generating capacity and power purchase agreements, is detailed in the table below.

Fuel Type	Estimated 2024 MW Capacity	Percent of Total Capacity
Coal	5,930	38%
Wind (a)	4,525	29
Natural gas and oil	4,065	26
Uranium	1,106	7
Solar and landfill gas	22	—
Total capacity	15,648	100%
(a) MWs are based on nameplate capacity of the wind facility. Includes owned generating capacity of 778 MWs and long-term power purchase agreements of approximately 3,747 MWs of wind generation that expire from 2028 through 2048. See Item 2, Properties, for additional information.
Evergy's projected peak summer demand for 2024 is approximately 10,400 MWs. Evergy expects to meet its projected capacity requirements for 2024 with its existing generation assets and power purchases. See "Transitioning Evergy's Generation Fleet" below for further information regarding Evergy's long-term strategy with regard to its generating assets and power purchases.
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
Environmental Matters
The Evergy Companies are subject to extensive and evolving federal, state and local environmental laws, regulations and permit requirements relating to air and water quality, waste management and hazardous substance disposal, protected natural resources (such as wetlands, federally-listed species and other protected wildlife) and health and safety. For example, Evergy Kansas Central, Evergy Metro and Evergy Missouri West combust large amounts of fossil fuels in the production of electricity, which results in significant emissions of carbon dioxide (CO2) and other greenhouse gases (GHG). Federal legislation regulates the emission of GHGs and numerous states and regions have adopted programs to stabilize or reduce GHG emissions. The Environmental Protection Agency (EPA), the Kansas Department of Health and Environment (KDHE) and the Missouri Department of Natural Resources (MDNR) regulate emissions under the Clean Air Act (CAA), water under the Clean Water Act and waste management under the Resource Conservation and Recovery Act, among other laws and regulations. See Note 15 to the consolidated financial statements for additional information. There have been, and management believes there will continue to be, policy, legal and regulatory efforts to influence climate change, such as efforts to reduce GHG emissions, impose a tax on those emissions and create incentives for low-carbon generation and energy efficiency. These efforts, and climate change itself, have the potential to adversely affect the Evergy Companies' operations, financial position and cash flows. See Part I, Item 1A, Risk Factors, for additional information.
The Evergy Companies have taken, and will continue to take, proactive measures to mitigate the impact of climate change on its businesses. For example, the Evergy Companies regularly conduct preparedness exercises for a variety of disruptive events, including storms, which may become more frequent or intense due to climate change. In addition, the Evergy Companies have invested, and will continue to invest, in grid resiliency. Much of the Evergy Companies' infrastructure is old and outdated, and grid resiliency efforts include building additional transmission and distribution lines, replacing old and outdated infrastructure and proactively managing the vegetation that can damage systems during severe weather. The Evergy Companies also monitor water conditions at their generating facilities and focus on water conservation at these facilities to address resource depletion.

Transitioning Evergy's Generation Fleet
The Evergy Companies are committed to a long-term strategy to reduce CO2 emissions in a cost-effective and reliable manner. In 2023, Evergy achieved a reduction of CO2 emissions, from owned generation, by half from 2005 levels. Evergy has a goal to achieve net-zero carbon dioxide equivalent (CO2e) emissions, for scope 1 and scope 2 emissions, by 2045 with an interim goal of a 70% reduction of owned generation CO2 emissions from 2005 levels by 2030 through the responsible transition of the Evergy Companies' generation fleet. The trajectory and timing of achieving these emissions reductions are expected to be dependent on many external factors, including enabling technology developments, the reliability of the power grid, availability of transmission capacity, supportive energy policies and regulations, and other factors. See "Cautionary Statements Regarding Certain Forward-Looking Information" and Part I, Item 1A, Risk Factors, for additional information.
Public attention is currently focused on transitioning to a low carbon future, including reducing GHG emissions and closing coal-fired generating units. Diversity of fuel supply has historically provided cost and reliability benefits. For example, because renewable generation can be intermittent, diversity of baseload generation fuel, including a mix of coal and natural gas, has helped to maintain a consistent availability of power. In addition, the Evergy Companies must prudently utilize the generation assets that regulators have allowed the Evergy Companies to include in rates. The Evergy Companies use a triennial integrated resource plan, a detailed analysis that estimates factors that influence the future supply and demand for electricity, to inform the manner in which they supply electricity. The integrated resource plan considers forecasts of future electricity demand, fuel prices, transmission improvements, new generating capacity, cost of environmental compliance, integration of renewables, energy storage, energy efficiency and demand response initiatives. Strategies that the Evergy Companies are pursuing to reduce emissions include:
•retiring fossil fuel generation;
•developing renewable energy facilities;
•grid investment and advancement;
•collaborating with regulators to offer customers the opportunity to procure electricity produced with renewable resources; and
•investing in customer energy efficiency programs.
Since 2005, the Evergy Companies have added over 4,600 MWs of renewable generation, while retiring more than 2,400 MWs of fossil generation. See Item 2, Properties, for additional information regarding the Evergy Companies' renewable generation resources. The Evergy Companies are also committed to transparency. On its website, http://investors.evergy.com, Evergy provides quantitative and qualitative data regarding various environmental, social and governance matters, including information related to emissions, waste and water. The contents of the website, including reports and documents contained therein, are not incorporated into this filing.
See Note 15 to the consolidated financial statements for information regarding environmental matters.

Fuel
The fuel sources for Evergy's owned generation and power purchase agreements are coal, wind and other renewable sources, uranium and natural gas and oil. The actual 2023 fuel mix and fuel cost in cents per net kilowatt hour (kWh) delivered are outlined in the following table.

		Fuel cost in cents per
	Fuel Mix(a)	net kWh delivered
	Actual	Actual
Fuel	2023	2023
Coal	42%	2.28¢
Wind, landfill gas and solar (b)	30	2.16
Uranium	20	0.65
Natural gas and oil	8	3.59
Total	100%	2.03
(a) Fuel mix based on percent of net MWhs generated by owned resources and delivered under renewable power purchase agreements.
(b) Fuel cost in cents per net kWh delivered includes costs associated with renewable power purchase agreements.
Coal
During 2024, Evergy's generating units, including jointly-owned units, are projected to use approximately 13 million tons of coal. Evergy Kansas Central, Evergy Metro and Evergy Missouri West have entered into coal-purchase contracts with various suppliers in Wyoming's Powder River Basin (PRB), the nation's principal supply region of low-sulfur coal, and with local suppliers. The coal to be provided under these contracts is expected to satisfy approximately 65%, 35% and 35% of the projected coal requirements for 2024, 2025 and 2026, respectively. The remainder of the coal requirements is expected to be fulfilled through entering into additional contracts or spot market purchases.
Evergy Kansas Central, Evergy Metro and Evergy Missouri West have also entered into rail transportation contracts with various railroads to transport coal from the PRB and local suppliers to their generating units. The transportation services to be provided under these contracts are expected to satisfy almost all of the projected transportation requirements for 2024 and 2025 and 65% of the projected transportation requirements for 2026. The contract rates adjust for changes in railroad costs.
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
Evergy Kansas Central, Evergy Metro and Evergy Missouri West maintain natural gas transportation arrangements with Southern Star Central Gas Pipeline, Inc. The Southern Star Central Gas Pipeline, Inc. arrangement expires based on the generating unit being served with expiration dates from 2025 to 2030.

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
In Missouri, Evergy Metro and Evergy Missouri West currently offer a suite of energy efficiency programs for customers under the Missouri Energy Efficiency Investment Act (MEEIA). The current portfolio of programs was originally approved by the MPSC in 2019 for the years 2020 through 2022. In 2022 and 2023, the MPSC approved extensions of the programs for 2023 and 2024, respectively. The MEEIA programs provide for the recovery of program costs, throughput disincentive and the opportunity to earn a performance incentive based upon demand and energy savings achieved. The costs of the programs are recovered from customers through a rider mechanism.
In Kansas, Evergy Kansas Central and Evergy Metro requested KCC authorization in December 2021 for a suite of energy efficiency programs for customers under the Kansas Energy Efficiency Investment Act (KEEIA). The requested portfolio of programs would provide for the recovery of program costs, throughput disincentive and the opportunity to earn a performance incentive based upon demand and energy savings achieved. The costs of the program would be recovered from customers through a rider mechanism. Evergy Kansas Central and Evergy Metro expect their KEEIA programs to begin in the first quarter 2024.
Human Capital Resources
As of December 31, 2023, the Evergy Companies had 4,658 employees, including 2,473 represented by five local unions of the International Brotherhood of Electrical Workers (IBEW) and one local union of the United Government Security Officers of America (UGSOA). The Evergy Companies currently have labor agreements with each of these unions that expire at varying times in 2024 through 2026. The Evergy Companies employ 1,650 generation employees, 1,447 transmission and distribution employees and 1,561 support employees that work primarily in the states of Kansas and Missouri.
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
Evergy is also working to build a more diverse and inclusive workforce through recruiting and hiring practices, performance management, training and data analysis and reporting initiatives. As of December 31, 2023, Evergy's workforce was 78% male and 22% female, and women represented 21% of Evergy's officer team. The ethnicity of Evergy's workforce was 85% White, 5% Black, 4% Hispanic and 6% other.
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

Name	Age	Current Position(s)	Year First Assumed an Officer Position
David A. Campbell (a)	55	President and Chief Executive Officer	2021
Kirkland B. Andrews(b)	56	Executive Vice President and Chief Financial Officer	2021
Kevin E. Bryant (c)	48	Executive Vice President and Chief Operating Officer	2006
Lesley L. Elwell (d)	53	Senior Vice President, Chief Human Resources Officer and Chief Diversity Officer	2021
Charles A. Caisley (e)	50	Senior Vice President, Public Affairs and Chief Customer Officer	2011
Heather A. Humphrey (f)	53	Senior Vice President, General Counsel and Corporate Secretary	2010
Charles L. King (g)	59	Senior Vice President and Chief Technology Officer	2013
Steven P. Busser (h)	55	Vice President and Chief Accounting Officer	2014
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
Evergy Kansas Central, Inc.
Evergy Kansas Central, a Kansas corporation incorporated in 1924 and headquartered in Topeka, Kansas, is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity. Evergy Kansas Central serves approximately 742,200 customers located in central and eastern Kansas. Customers include approximately 642,600 residences, 94,200 commercial firms, and 5,400 industrials, municipalities and other electric utilities. Evergy Kansas Central's retail revenues averaged approximately 72% of its total operating revenues over the last three years. Wholesale firm power, bulk power sales, transmission and miscellaneous electric revenues accounted for the remainder of Evergy Kansas Central's revenues. Evergy Kansas Central is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter.
Evergy Metro, Inc.
Evergy Metro, a Missouri corporation incorporated in 1922 and headquartered in Kansas City, Missouri, is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity. Evergy Metro serves approximately 582,400 customers located in western Missouri and eastern Kansas. Customers include approximately 516,100 residences, 64,400 commercial firms, and 1,900 industrials, municipalities and other electric utilities. Evergy Metro's retail revenues averaged approximately 84% of its total operating revenues over the last three years. Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of Evergy Metro's revenues. Evergy Metro is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter. Missouri and Kansas jurisdictional retail revenues for Evergy Metro averaged approximately 55% and 45%, respectively, of total retail revenues over the last three years.

ITEM 1A. RISK FACTORS
Utility Regulatory Risks:
Prices are established by regulators and may not be sufficient to recover costs or provide for a return on investment.
The prices that the FERC, KCC and MPSC authorize the utility subsidiaries of Evergy to charge significantly influence the Evergy Companies' results of operations, financial position and cash flows.
In general, utilities are allowed to recover in customer rates costs that were prudently incurred to provide utility service, plus a reasonable return on invested capital.  There can be no assurance, however, that regulators will determine costs to have been prudently incurred. Further, the amounts approved by the regulators may not be sufficient to allow for a recovery of costs or provide for an adequate return on and of capital investments. Also, amounts that were approved by regulators may be subject to existing limitations in regulatory or legislative frameworks or appealed, modified, limited or eliminated by subsequent regulatory or legislative actions. A failure to recover costs or earn a reasonable return on invested capital could have a material adverse effect on the results of operations, financial position and cash flows of Evergy and its utility subsidiaries.
The Evergy Companies are also exposed to cost-recovery shortfalls due to the inherent "regulatory lag" in the rate-setting process. Potential cost-recovery shortfalls occur because utility rates are generally based on historical information and, except for certain situations in which regulators allow for recovery of expenses through use of a formula that tracks costs, are not subject to adjustment between rate cases. These and other factors may result in under-recovery of costs or failure to earn the authorized return on investment, or both.
Furthermore, the United States' economy has experienced a substantial rise in the inflation rate over the past several years compared to recent historical inflation rates. While the inflation rate has subsided due, in part, to actions taken by the Federal Reserve Bank, there remains some uncertainty in the near-term outlook as to whether inflation will remain elevated or, alternatively, whether actions by the Federal Reserve Bank will result in a recession. Increases in inflation raise the Evergy Companies' costs for labor, materials and services, and a failure to recover these increased costs could result in under-recovery.
Failure to timely recover the full investment costs of capital projects, the impact of renewable energy and energy efficiency programs, other utility costs and expenses due to regulatory disallowances, regulatory lag or other factors could lead to lowered credit ratings, reduced access to capital markets, increased financing costs, lower flexibility due to constrained financial resources and increased collateral security requirements or reductions or delays in planned capital expenditures.  In response to competitive, economic, political, legislative, public perception and regulatory pressures, Evergy's utility subsidiaries may be subject to rate moratoriums, rate refunds, limits on rate increases, lower allowed returns on investments or rate reductions, including phase-in plans designed to spread the impact of rate increases over an extended period for the benefit of customers. In addition, Transource, of which Evergy owns a 13.5% interest, is focused on the development of competitive electric transmission projects across the United States and faces similar risks with respect to projects located in regulatory jurisdictions outside of Kansas and Missouri. Any of these results could have a material adverse effect on the results of operations, financial position and cash flows of the Evergy Companies.
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
The Evergy Companies are subject to extensive and evolving federal, state and local environmental laws, regulations and permit requirements relating to air and water quality, waste management and hazardous substance disposal, protected natural resources (such as wetlands, federally-listed species and other protected wildlife) and health and safety. See Item 1. Business - Environmental Matters and Note 15 to the consolidated financial statements for additional information. In general, over time these laws and regulations have become and continue to become increasingly stringent and compliance with these laws and regulations require an increasing share of capital and operating resources, which may reduce the resources available for other business objectives, including capital investments.
Compliance with environmental laws, regulations and requirements requires significant capital and operating resources. Regulators may also disagree with the Evergy Companies' interpretation or application of environmental laws, regulations and requirements. The failure to comply with environmental laws, regulations and requirements could result in substantial fines, injunctive relief and other sanctions. For example, Evergy Kansas Central recently decommissioned the Tecumseh Energy Center and removed all coal combustion residuals (CCRs) from a surface impoundment in a manner it believed complied with federal law, but the EPA has reviewed and determined that Evergy Kansas Central should have taken additional or alternative actions, even though the facility is closed. As a result, Evergy Kansas Central has entered a consent order with the EPA and additional groundwater monitoring activities have been initiated at the site.
The EPA has begun issuing CCR Part A and Part B rule extension application determinations for companies that applied for approval to operate unlined or clay-lined impoundments beyond April 2021. The Evergy Companies did not apply for an extension, however, the EPA's proposed determinations on applications include extensive CCR rule interpretations and compliance expectations that may impact all owners of CCR units. The new interpretations could require modified compliance plans such as different methods of CCR unit closure. Additionally, more stringent remediation requirements for units that are in corrective action or forced to go into corrective action could result in substantial costs or operational impacts.
In January 2022, the EPA announced changes to address environmental justice issues in communities that are marginalized, underserved and overburdened by pollution. These changes will include additional unannounced inspections of suspected non-compliant facilities, deployment of new assets to monitor air pollution and a general increase in overall monitoring and oversight. The EPA's announcement focused on industries in Louisiana, Mississippi and Texas but included similar agency-wide action in parallel. In September 2022, the EPA and the Missouri Department of Natural Resources conducted a CAA environmental justice inspection of the Evergy Companies' Hawthorn Generating Station. No CAA noncompliance issues were found. The Evergy Companies have multiple power plants located in communities that could be considered a higher priority by the EPA based on existing demographics, and these facilities may be subject to additional monitoring and unannounced inspections in the future.
Environmental permits are subject to periodic renewal, which may result in more stringent permit conditions and limits.  New facilities, or modifications of existing facilities, may require new environmental permits or amendments to existing permits.  Delays in the environmental permitting process, public opposition and challenges, denials of permit applications, limits or conditions imposed in permits and the associated uncertainty may materially adversely affect the cost and timing of projects, and thus may materially adversely affect the results of operations, financial position and cash flows of the Evergy Companies. In addition, compliance with environmental laws, regulations and requirements could alter the way assets are managed, which in turn could result in retiring assets earlier than expected, recording asset retirement obligations (AROs) or having a regulator disallow recovery of costs that had been prudently incurred in connection with those assets. There is also a risk of lawsuits alleging violations of environmental laws, regulations or requirements, claiming creation of a public nuisance or other matters, and seeking injunctions or monetary damages or other relief.
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
The Evergy Companies rely on funds from operations and access to the capital and credit markets to fund capital expenditures and for working capital and liquidity. Volatility in capital or credit markets, increases in interest rates, deterioration in the financial condition of the financial institutions on which the Evergy Companies rely, credit rating downgrades, delays in regulatory approvals for certain financings, a decrease in the market price of Evergy's common stock or a lack of demand for securities issued by the Evergy Companies or subsidiaries could have material adverse effects on the Evergy Companies.  These effects could include, among others: reduced access to capital and increased cost of borrowed funds and collateral requirements; dilution resulting from equity issuances at reduced prices; increased nuclear decommissioning trust and pension and other post-retirement benefit plan funding requirements; reduced ability to pay dividends; rate case disallowance of costs of capital; reductions in or delays of capital expenditures; delayed access to the capital markets at opportune times; and limitations in the ability of Evergy to provide credit support for its subsidiaries.
The Evergy Companies plan to continue to make significant capital investments in renewable generation and to enhance the customer experience, improve reliability and resiliency and improve efficiency, which are expected to be funded with cash flows from operations and debt. If cash flows from operations are lower than expected or the costs of these capital investments are higher than expected, additional debt will be required to fund the investments, which, in turn, may create pressure on the Evergy Companies' credit ratings or result in a ratings downgrade and increase their cost of capital. In 2023, a credit rating agency downgraded Evergy's, Evergy Kansas Central's, Evergy Metro's, Evergy Kansas South's and Evergy Missouri West's corporate credit ratings. Also, Evergy, Inc.’s and Evergy Metro's senior unsecured and Evergy Metro's senior secured debt ratings were downgraded and the Evergy Companies’ outlooks were moved from negative to stable. Further, Evergy Kansas Central and Evergy Metro have outstanding tax-exempt bonds that may be put back to the respective issuer at the option of the holders, which could adversely impact liquidity. Finally, market disruption and volatility could have an adverse impact on Evergy's lenders, suppliers and other counterparties or customers, causing them to fail to meet their obligations.
Evergy is a holding company and relies on the earnings of its subsidiaries to meet its financial obligations.
Evergy is a holding company with no significant operations of its own.  The primary source of funds for Evergy's payment of dividends to its shareholders and its other financial obligations is dividends paid to it by its direct subsidiaries, particularly Evergy Kansas Central, Evergy Metro and Evergy Missouri West.  Evergy's subsidiaries are separate legal entities and have no obligation to provide Evergy with funds. The ability of Evergy's subsidiaries to pay dividends or make other distributions, and accordingly, Evergy's ability to pay dividends on its common stock and meet its financial obligations, principally depends on the earnings and cash flows, capital requirements and general financial position of its subsidiaries, as well as regulatory factors, financial covenants, general business conditions and other matters.

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
Supply chain disruptions have contributed to higher prices of components, materials, equipment and other needed commodities and these higher prices may continue in the future. Elevated inflation levels have contributed to increased uncertainty in the outlook of near term economic activity, including whether inflation will continue and at what rate. Increases in inflation raise costs for labor, materials and services. The Evergy Companies typically recover increases in costs from customers through rates. Failure to recover increased costs could have a material adverse effect on the results of operations, financial position and cash flows of the Evergy Companies.
Public health crises, epidemics, or pandemics could adversely affect the Evergy Companies' business functions, financial position, liquidity, and results of operations.
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
Despite the Evergy Companies' efforts to manage the impacts of public health crises, epidemics, or pandemics that may occur in the future, the extent to which they may affect them depends on factors beyond their knowledge or control. As a result, the Evergy Companies are unable to determine the potential impact any such public health crises, epidemics, or pandemics may have on their business plans and operations, liquidity, financial position, and results of operations.
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
The Evergy Companies' strategy includes maintaining and continuing reduced operating and maintenance expense levels and planned increases in capital investments. The Evergy Companies' strategy also includes a different mix of capital investments than has been pursued in the past, including significant capital investments in renewable generation. The Evergy Companies' strategy also includes the planned retirement of coal-fired generation resources. If regulators determine that the retirement of coal generation facilities was not prudent, they could prohibit the Evergy Companies from recovering, or earning a return on, the investments in those facilities that were prudent when the investments were originally made. This concept is known as a "stranded asset," and generation retirements outside of those contemplated in the integrated resource plan increase the risk that regulators will disallow the recovery of otherwise prudent investments. In addition, the Evergy Companies may in the future utilize legislative mechanisms known as securitization to facilitate the retirement of coal-fired generation, which will eliminate future returns on the investment that was originally made by the Evergy Companies in those coal-fired generating facilities and reduce the Evergy's Companies results of operations and financial position.
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
The price of Evergy common stock may be volatile. Some of the factors that could affect the price of Evergy common stock are Evergy's earnings; the ability of the Evergy Companies to implement their strategic plan; the ability of Evergy to deploy capital; actions by regulators; and statements in the press or investment community about the Evergy Companies' strategy, earnings per share or growth prospects, financial position or results of operations. Negative perceptions or publicity from increasing scrutiny of environmental, social and governance practices could also adversely impact Evergy's stock price. Also, individuals or entities, such as activist shareholders and special interest groups, may seek to influence the Evergy Companies' strategic plan or take other actions that could disrupt the Evergy Companies' business, financial results or operations and could adversely impact Evergy's stock price. In addition, the Evergy Companies operate almost exclusively in Kansas and Missouri and this concentration may increase exposure to risks arising from unique local or regional factors. Furthermore, domestic and international market conditions and economic factors and political events unrelated to the performance of Evergy (including geopolitical conflicts) may also affect Evergy's stock price. For these reasons, shareholders should not rely on historical trends in the price of Evergy common stock to predict the future price of Evergy's common stock.
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
Technological advances, energy efficiency and other energy conservation measures have reduced and will continue to reduce customer electricity consumption. The Evergy Companies predominately generate electricity at central station power plants to achieve economies of scale and produce electricity at a competitive cost. Self-generation and distributed generation technologies, including microturbines, wind turbines, fuel cells and solar cells, as well as those related to the storage of energy produced by these systems, have become economically competitive with the manner and price at which the Evergy Companies sell electricity. There is also a perception that generating or storing electricity through these technologies is more environmentally friendly than generating electricity with fossil fuels. Increased adoption of these technologies could reduce electricity demand and the pool of customers from whom fixed costs are recovered, resulting in under recovery of the fixed costs of the Evergy Companies. Increased self-generation and the related use of net energy metering, which allows self-generating customers to receive bill credits for surplus power, could put upward price pressure on remaining customers. If the Evergy Companies are unable to adjust to reduced electricity demand and increased self-generation and net energy metering, their financial position and results of operations could be adversely affected.
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
Weather conditions directly influence the demand for and price of electricity. The Evergy Companies are significantly impacted by seasonality, and, due to energy demand created by air conditioning load, their highest revenues are typically recorded in the third quarter. Unusually mild winter or summer weather can adversely affect sales.  In addition, severe weather and events, including tornados, snow, fire, rain, flooding, drought and ice storms, can be destructive and cause outages and property damage that can result in increased expenses, lower revenues and additional restoration costs.  Storm reserves established by the Evergy Companies may be insufficient and rates may not be adjusted in a timely manner, or at all, to recover these costs. Additionally, because many of the Evergy Companies' generating stations utilize water for cooling, low water and flow levels can increase maintenance costs at these stations, result in limited power production and require modifications to plant operations.  High water conditions can also impair planned deliveries of fuel to generating stations or otherwise adversely impact the ability of the Evergy Companies to operate these stations. Climate change may produce more frequent or severe weather events, such as storms, droughts or floods. These events could lead to unforeseen changes in water supply quality and create additional costs related to water treatment and complying with environmental discharge requirements. Climate change events could also impact the economic health of the Evergy Companies' service territories. An increase in the frequency or severity of extreme weather events or a deterioration in the economic health of the Evergy Companies' service territories could have a material adverse effect on the results of operations, financial position and cash flows of the Evergy Companies.
In addition, policy, legal and regulatory efforts to influence climate change, such as efforts to reduce GHG emissions, impose a tax on emissions and create incentives for low-carbon generation and energy efficiency, could result in reduced sales and require significant costs to respond to such efforts. These efforts could also result in the early retirement of generation facilities, which could result in stranded costs if regulators disallow recovery of investments that were prudent when originally made and included in rates. Evergy has a goal to achieve net-zero CO2e emissions, for scope 1 and 2 emissions, by 2045 with an interim goal of a 70% reduction of owned generation CO2 emissions from 2005 levels by 2030 through the responsible transition of the Evergy Companies' generation fleet. The trajectory and timing of achieving these emissions reductions are expected to be dependent on many external factors, including enabling technology developments, the reliability of the power grid, availability of transmission capacity, supportive energy policies and regulations, and other factors. These external factors are outside of Evergy's control, and without these enabling factors, Evergy cannot be confident in achieving its interim goal or its net-zero carbon reduction goal. In addition, any of the foregoing could adversely affect the results of operations, financial position and cash flows of the Evergy Companies and the market prices of Evergy's common stock.
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
The Evergy Companies' information technology networks and infrastructure, as well as the networks and infrastructure belonging to third-party service providers, are vulnerable to damage, disruptions or shutdowns due to attacks or breaches by hackers or other unauthorized third parties; error or malfeasance by employees, contractors or service providers; unintended consequences related to software or hardware upgrades, additions or replacements; malicious software code; vulnerabilities in third-party software code; telecommunication failures; the lack of availability of qualified employees and contractors; natural disasters or other catastrophic events; or criminal activity, terrorist attacks or acts of war. The Evergy Companies use technology to enable remote-working arrangements, which may increase or expose previously unknown vulnerabilities. Public reports have indicated an increase in cyberattacks in general due, in part, to the increase in the number of employees working remotely and the proliferation of the different ways in which people interact with their information technology infrastructure.
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
Environmental, Social and Governance Risks:
The Evergy Companies are subject to risks relating to environmental, social and governance (ESG) matters that could adversely affect their reputation, business, financial position and results of operations.
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
In addition, proxy advisory firms and certain institutional investors who manage investments in public companies are increasingly integrating ESG factors into their investment analysis. The consideration of ESG factors in making investment and voting decisions is relatively new. Accordingly, the frameworks and methods for assessing ESG policies are not fully developed, vary considerably among the investment community and will likely continue to evolve over time. Moreover, the subjective nature of methods used by various stakeholders to assess a company with respect to ESG criteria could result in erroneous perceptions or a misrepresentation of the Evergy Companies' actual ESG policies and practices. Organizations that provide ratings information to investors on ESG matters may also assign unfavorable ratings to the Evergy Companies. If the Evergy Companies fail to comply with specific ESG-related investor or stakeholder expectations and standards, or to provide the disclosure relating to ESG issues that any third parties may believe is necessary or appropriate (regardless of whether there is a legal requirement to do so), their reputation, business, financial position and/or results of operations could be negatively impacted.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
The Evergy Companies utilize an enterprise risk management framework to identify, evaluate and minimize risks. Risk management personnel meet annually with subject matter experts and each board member to identify and assess enterprise risk and also confer with each board member about the Evergy Companies' risk management profile. Evergy's Board of Directors (Evergy Board) has assigned primary oversight of enterprise risk management practices to the Audit Committee of the Evergy Board. At least annually, the Audit Committee reviews and discusses with management the Evergy Companies' enterprise risk management policies, processes, and frameworks, including conclusions reached regarding risk assessment and risk management.
Certain significant risks identified by the enterprise risk management process, such as cybersecurity, have a cross-functional team assigned to assess and manage the specific risk and may have oversight by a committee other than the Audit Committee. The Senior Vice President, Chief Technology Officer (CTO) and Vice President, Chief Nuclear Officer (CNO), have overall accountability for the assessment, identification and management of cybersecurity risks on behalf of the Evergy Companies and Wolf Creek, respectively, subject to review by the Evergy Board and its committees. The CTO and CNO leverage the input and operations of the security management and operations team within each organizational structure. The security teams, comprised of cybersecurity professionals, lead the daily cyber risk mitigation efforts including cyber training of the workforce, threat monitoring, identification of potential cyber events and applicable compliance obligations. See Part I, Item 1, Business – Information about Evergy’s Executive Officers for a description of the CTO’s experience. The CNO has management responsibility of Wolf Creek where he has served in executive capacities since joining Wolf Creek in 2014. Prior to joining Wolf Creek, he served as vice president of engineering and site vice president of another nuclear power plant from 2009 until 2014.
The Evergy Board has assigned primary oversight of cybersecurity risk to the Safety and Power Delivery Committee of the Evergy Board. At each Safety and Power Delivery Committee meeting, the CTO discusses the Evergy Companies' cybersecurity metrics and scorecard performance; global, industry and Evergy-specific cybersecurity news; third-party assessments of the Evergy Companies' cybersecurity program; and industry benchmarking results. The Safety and Power Delivery Committee meets regularly throughout the year and may meet more frequently or otherwise be informed of cybersecurity risk and incident information as needed. The Nuclear, Power Supply and Environmental Committee of the Evergy Board supports the Safety and Power Delivery Committee's review of cybersecurity risk limited to power supply resources. The CNO discusses with the Nuclear, Power Supply and Environmental Committee risks specific to Wolf Creek, including cybersecurity risk, at least twice per year. The CNO may inform the Nuclear, Power Supply and Environmental Committee of cybersecurity matters more frequently as needed. At least once each year, the Evergy Board receives a report from management on key business and compliance risks and related mitigation plans, and management discusses cybersecurity matters with the Evergy Board in connection with this report. The Evergy Companies also have a Security and Business Continuity Committee made up of internal security experts and several Evergy corporate officers. This committee meets bi-monthly to discuss relevant security and business continuity issues.
The Evergy Companies' risk mitigation function utilizes the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF), the United States Department of Energy Cyber Capability Maturity Model (C2M2) standard and components of National Institute of Standards and Technology Risk Management Framework (NIST RMF) for a comprehensive, flexible and risk-based approach to managing risk from cybersecurity threats that integrates, security, privacy and cyber supply chain risk management activities. The NIST RMF considers effectiveness, efficiency and constraints due to applicable laws and regulations.

The Evergy Companies' cybersecurity organization use the NIST CSF to model the security program. The Evergy Companies have implemented a layered defense model to protect against cyber intrusions and attacks. The Evergy Companies employ security practitioners with cybersecurity and information technology degrees and certifications and with extensive experience, with several holding top secret and secret federal government clearances. The Evergy Companies have a 24-hour Security Operations Center that monitors for security events and the Evergy Companies frequently engage with multiple third parties to analyze network traffic. Further, the Evergy Companies regularly and as needed engage cybersecurity consultants and third parties to assist with the identification, assessment and mitigation of cybersecurity risks and assessment of the Evergy Companies' risk mitigation practices.
Cybersecurity threats are identified and mitigated by cybersecurity incident response plans that detail the actions to be taken when a cybersecurity incident occurs. The cybersecurity incident response plans define the organization, roles and responsibilities of the teams tasked with mitigating the impact of the cybersecurity incident. They define repeatable processes for responding to cybersecurity incidents; ensure communication to the CTO and CNO, as appropriate; minimize the impact to customer and business operations; coordinate response activities with external organizations; decrease the likelihood of reoccurrence and ensure regulatory reporting occurs, among other objectives. In addition, the Evergy Companies share network traffic with federal and state agencies to assist with the identification and mitigation of cybersecurity incidents. The Evergy Companies participate in federal and industry information sharing programs, such as the Cybersecurity and Infrastructure Security Agency to assist in the exchange of cybersecurity-related information, analysis and incident mitigation techniques. On at least an annual basis, cross-functional teams and executive management participate in a simulated cybersecurity incident exercise and the Evergy Companies regularly simulate cybersecurity incidents, including phishing attacks, to assess organizational readiness. In addition to a bi-annual internal assessment, the NRC inspects Wolf Creek's processes to validate the effectiveness of the program to protect Wolf Creek from cybersecurity threats.
In addition, the Evergy Companies review many third parties with whom the Evergy Companies do business to understand and evaluate potential cybersecurity risks of engaging the third party and work with the third party to appropriately mitigate identified risks, as needed. Among other measures, certain third parties are required to have processes in place to mitigate risk that data would be compromised, to become aware of cybersecurity incidents and/or to promptly notify the Evergy Companies of any cybersecurity incidents. Generally, the Evergy Companies retain the right to perform an assessment, audit, examination or review of all controls in the third parties' environment to monitor compliance with applicable cybersecurity agreements. The Evergy Companies may decide not to move forward with a third party that does not meet security requirements.
While the Evergy Companies have a cybersecurity program designed to protect and preserve the integrity of their information systems, the Evergy Companies also maintain cybersecurity insurance to manage financial statement risk resulting from specific cyber attacks. Although the Evergy Companies maintain cybersecurity insurance, there can be no guarantee that the Evergy Companies’ insurance coverage limits will protect against any future claims or that such insurance proceeds will be paid in a timely manner.
The Evergy Companies have been subjected to attempted cyber attacks from time to time, and will likely continue to be subject to such attempted attacks, but these prior attacks have not had a material impact on the Evergy Companies' operations or financial results to date. However, because technology is increasingly complex and cyber attacks are increasingly sophisticated and more frequent, there can be no assurance that such incidents will not have a material adverse effect on the Evergy Companies in the future. See Item 1A. Risk Factors – Operational Risks for additional information.

ITEM 2. PROPERTIES
Generation Resources

					Unit Capability (MW) By Owner(a)
Station	Unit No.	Location	Year Completed	Fuel	Evergy Kansas Central	Evergy Metro	Evergy Missouri West	Total Company Generation	Renewable Purchased Power		Total Generation and Renewable Purchased Power
Renewable Generation:
Central Plains		Kansas	2009	Wind	99	—	—	99	—		99
Flat Ridge		Kansas	2009	Wind	50	—	—	50	44	(b)	94
Flat Ridge 3		Kansas	2021	Wind	—	—	—	—	128	(b)	128
Western Plains		Kansas	2017	Wind	281	—	—	281	—		281
Meridian Way		Kansas	2008	Wind	—	—	—	—	96	(b)	96
Ironwood		Kansas	2012	Wind	—	—	—	—	168	(b)	168
Post Rock		Kansas	2012	Wind	—	—	—	—	201	(b)	201
Cedar Bluff		Kansas	2015	Wind	—	—	—	—	199	(b)	199
Kay Wind		Oklahoma	2015	Wind	—	—	—	—	200	(b)	200
Soldier Creek		Kansas	2020	Wind	—	—	—	—	300	(b)	300
Ninnescah		Kansas	2016	Wind	—	—	—	—	208	(b)	208
Kingman 1		Kansas	2016	Wind	—	—	—	—	37	(b)	37
Kingman 2		Kansas	2016	Wind	—	—	—	—	103	(b)	103
Rolling Meadows		Kansas	2010	Landfill Gas	—	—	—	—	6	(b)	6
Hutch Solar		Kansas	2017	Solar	—	—	—	—	1	(b)	1
Ponderosa		Oklahoma	2020	Wind	—	—	—	—	178	(c)	178
Cimarron II		Kansas	2012	Wind	—	—	—	—	131	(d)	131
Cimarron Bend III		Kansas	2020	Wind	—	—	—	—	150	(e)	150
Spearville 1		Kansas	2006	Wind	—	101	—	101	—		101
Spearville 2		Kansas	2010	Wind	—	48	—	48	—		48
Spearville 3		Kansas	2012	Wind	—	—	—	—	101	(d)	101
Gray County		Kansas	2001	Wind	—	—	—	—	110	(f)	110
Ensign		Kansas	2012	Wind	—	—	—	—	99	(f)	99
Waverly		Kansas	2016	Wind	—	—	—	—	200	(d)	200
Slate Creek		Kansas	2015	Wind	—	—	—	—	150	(d)	150
Rock Creek		Missouri	2017	Wind	—	—	—	—	300	(g)	300
Osborn		Missouri	2016	Wind	—	—	—	—	201	(g)	201
Pratt		Kansas	2018	Wind	—	—	—	—	243	(g)	243
Greenwood Solar		Missouri	2016	Solar	—	—	3	3	—		3
Prairie Queen		Kansas	2019	Wind	—	—	—	—	200	(g)	200
St Joseph Landfill		Missouri	2012	Landfill Gas	—	—	2	2	—		2
Persimmon Creek		Oklahoma	2018	Wind	199	—	—	199	—		199
Hawthorn Solar		Missouri	2023	Solar	—	7	3	10	—		10
Total Renewable Generation:					629	156	8	793	3,754		4,547

						Unit Capability (MW) By Owner(a)
Station	Unit No.		Location	Year Completed	Fuel	Evergy Kansas Central	Evergy Metro	Evergy Missouri West	Total Company Generation	Renewable Purchased Power	Total Generation and Renewable Purchased Power
Nuclear:
Wolf Creek	1	(h)	Kansas	1985	Uranium	553	553	—	1,106	—	1,106
Total Nuclear:						553	553	—	1,106	—	1,106
Coal:
Jeffrey Energy Center			Kansas
Steam Turbines	1-3	(h)		1978, 1980 &1983	Coal	2,011	—	175	2,186	—	2,186
Lawrence Energy Center			Kansas
Steam Turbines	4 & 5			1960, 1971	Coal	485	—	—	485	—	485
La Cygne			Kansas
Steam Turbines	1 & 2	(h)(i)		1973, 1977	Coal	713	713	—	1,426	—	1,426
Iatan			Missouri
Steam Turbines	1 & 2	(h)		1980, 2010	Coal	—	983	288	1,271	—	1,271
Hawthorn			Missouri
Steam Turbines	5	(j)		1969	Coal	—	562	—	562	—	562
Total Coal:						3,209	2,258	463	5,930	—	5,930
Gas and Oil:
Emporia Energy Center			Kansas
Combustion Turbines	1 - 7			2008 - 2009	Natural Gas	654	—	—	654	—	654
Gordon Evans Energy Center			Kansas
Combustion Turbines	1 - 3			2000 - 2001	Natural Gas	300	—	—	300	—	300
Hutchinson Energy Center			Kansas
Combustion Turbines	1 - 3			1974	Natural Gas	169	—	—	169	—	169
	4			1975	Oil	70	—	—	70	—	70
Spring Creek Energy Center			Oklahoma
Combustion Turbines	1 - 4			2001	Natural Gas	288	—	—	288	—	288
State Line			Missouri
Combined Cycle	2-1, 2-2 & 2-3	(h)		2001	Natural Gas	209	—	—	209	—	209
Hawthorn			Missouri
Combined Cycle	6/9			2000	Natural Gas	—	242	—	242	—	242
Combustion Turbines	7 & 8			2000	Natural Gas	—	157	—	157	—	157
West Gardner			Kansas
Combustion Turbines	1 - 4			2003	Natural Gas	—	315	—	315	—	315

					Unit Capability (MW) By Owner(a)
Station	Unit No.	Location	Year Completed	Fuel	Evergy Kansas Central	Evergy Metro	Evergy Missouri West	Total Company Generation	Renewable Purchased Power	Total Generation and Renewable Purchased Power
Gas and Oil (continued):
Osawatomie		Kansas
Combustion Turbines	1		2003	Natural Gas	—	77	—	77	—	77
Ralph Green		Missouri
Combustion Turbines	3		1981	Natural Gas	—	—	69	69	—	69
Nevada		Missouri
Combustion Turbines	1		1974	Oil	—	—	16	16	—	16
Lake Road		Missouri
Combustion Turbines	1 - 3		1951, 1958 & 1962	Natural Gas	—	—	49	49	—	49
	5 - 7		1974, 1989 & 1990	Oil	—	—	88	88	—	88
Steam Turbines	4		1967	Natural Gas	—	—	95	95	—	95
Northeast		Missouri
Combustion Turbines	11 - 18		1972 - 1977	Oil	—	394	—	394	—	394
South Harper		Missouri
Combustion Turbines	1 - 3		2005	Natural Gas	—	—	321	321	—	321
Greenwood Energy Center		Missouri
Combustion Turbines	1 - 4		1975 - 1979	Natural Gas	—	—	250	250	—	250
Crossroads Energy Center		Mississippi
Combustion Turbines	1 - 4		2002	Natural Gas	—	—	302	302	—	302
Total Gas and Oil					1,690	1,185	1,190	4,065	—	4,065
Total					6,081	4,152	1,661	11,894	3,754	15,648
(a) Capability (except for wind generating facilities) represents estimated 2024 net generating capacity. Capability for wind generating facilities represents the nameplate capacity. Due to the intermittent nature of wind generation, these facilities are associated with a total of 1,529 MW of accredited generating capacity pursuant to SPP reliability standards.
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

Transmission and Distribution Resources
Evergy's electric transmission system interconnects with systems of other utilities for reliability and to permit wholesale transactions with other electricity suppliers. Evergy has approximately 10,200 circuit miles of transmission lines, 44,800 circuit miles of overhead distribution lines and 16,000 circuit miles of underground distribution lines in Missouri and Kansas. Evergy has all material franchise rights necessary to sell electricity within its retail service territory. Evergy's transmission and distribution systems are routinely monitored for adequacy to meet customer needs. Management believes the current system has adequate capacity to serve customers.
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

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
EVERGY, INC.
Evergy's common stock is listed on the Nasdaq Stock Market LLC under the symbol "EVRG." At February 21, 2024, Evergy's common stock was held by 16,312 shareholders of record.
Purchases of Equity Securities
The following table provides information regarding purchases by Evergy of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2023.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased(a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - 31	—	—	—	—
November 1 - 30	—	—	—	—
December 1 - 31	8,180	$52.20	—	—
Total	8,180	$52.20	—	—
(a) Represents shares Evergy purchased for withholding taxes related to the vesting of restricted stock or restricted stock units.
Dividend Restrictions
For information regarding dividend restrictions, see Note 18 to the consolidated financial statements.
ITEM 6. RESERVED
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

The following MD&A generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 can be found in MD&A in Part II, Item 7, of the Evergy Companies' combined annual report on Form 10-K for the fiscal year ended December 31, 2022.

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
Significant elements of Evergy's plan to achieve its strategic objectives include:
•targeting approximately $12.5 billion of expected base capital investments through 2028 including new generation of approximately $2.9 billion which is expected to be primarily renewable and other generation. See "Liquidity and Capital Resources; Capital Expenditures", for further information regarding Evergy's projected capital expenditures through 2028;

•targeting a 70% reduction of owned generation CO2 emissions by 2030 (from 2005 levels) and net-zero CO2e emissions, for scope 1 and scope 2 emissions, by 2045 through the responsible transition of Evergy's generation fleet, including the continued growth of Evergy's renewable energy portfolio and the retirement of older and less efficient fossil fuel plants; achieving these emissions reductions is expected to be dependent on enabling technologies and supportive policies and regulations, among other external factors. See "Transitioning Evergy's Generation Fleet" in Part I, Item 1., Business, for additional information; and
•maintaining and continuing to advance the operating and maintenance expense reductions and efficiency gains achieved since the 2018 merger of Evergy Kansas Central and Great Plains Energy.
See "Cautionary Statements Regarding Certain Forward-Looking Information" and Part I, Item 1A, Risk Factors, for additional information.
Evergy Missouri West 2024 Rate Case Proceeding
In February 2024, Evergy Missouri West filed an application with the MPSC to request an increase to its retail revenues of approximately $104 million. Evergy Missouri West's request reflected a return of equity of 10.5% (with a capital structure composed of 52% equity) and increases related to the recovery of infrastructure investments made to improve reliability and enhance customer service and the inclusion of costs related to Dogwood Energy Center (Dogwood) and Crossroads Energy Center (Crossroads), two natural gas plants. New rates are expected to be effective in January 2025.
Evergy Kansas Central and Evergy Metro 2023 Rate Case Proceeding
In April 2023, Evergy Kansas Central and Evergy Metro filed an application with the KCC to request an increase to their retail revenues. In September 2023, Evergy Kansas Central, Evergy Metro, the KCC staff and other intervenors reached a unanimous settlement agreement to settle all outstanding issues in the case. In November 2023, the KCC approved the unanimous settlement agreement. New rates were effective in December 2023. See Note 4 to the consolidated financial statements for additional information.
Renewable Generation Investment
In May 2023, Evergy Kansas Central closed on the purchase of Persimmon Creek, owner of an operational wind farm located in the state of Oklahoma with a generating capacity of approximately 199 MW, for $220.9 million, including costs incidental to the purchase of the plant. Evergy Kansas Central included the purchase of Persimmon Creek in its rate case application to the KCC which was filed in April 2023. The addition of Persimmon Creek is consistent with the preferred plan identified through Evergy Kansas Central’s integrated resource plan filed with the KCC in June 2023, which identified it as part of the lowest-cost resource plan to serve customers. In November 2023, the KCC approved the unanimous settlement agreement that included the purchase of Persimmon Creek in Evergy Kansas Central's rates through a levelized revenue requirement approach at a fixed annual rate of $18.6 million for the first 20 years, after which the levelized revenue requirement will be reevaluated. See Note 1 and Note 4 to the consolidated financial statements for additional information on Evergy Kansas Central's purchase of Persimmon Creek and rate case proceeding, respectively.
Convertible Debt Issuance
In December 2023, Evergy, Inc. issued $1.4 billion aggregate principal amount of 4.50% Convertible Notes (Convertible Notes), including $0.2 billion principal amount of Convertible Notes issued upon the full exercise by the initial purchasers of their over-allotment option. Proceeds from the offering were used to repay the $500.0 million borrowing under the Term Loan Facility, to repay a portion of the outstanding balance under the commercial paper program and for general corporate purposes. See Note 12 to the consolidated financial statements for additional information on Evergy, Inc.'s issuance of Convertible Notes.

Natural Gas Plant Investment
In November 2023, Evergy Missouri West entered into an agreement to buy a joint ownership interest in Dogwood, representing approximately 145 MW in an operational natural gas combined cycle facility located in Missouri, for approximately $60 million. The purchase is subject to regulatory approvals and closing conditions, including the granting by the MPSC of a Certificate of Convenience and Necessity (CCN) with reasonably acceptable terms. In November 2023, Evergy Missouri West filed an application for a CCN.
In February 2024, Evergy Missouri West, staff of the MPSC and other intervenors reached a unanimous stipulation and agreement recommending the MPSC grant Evergy Missouri West a CCN, subject to the terms and conditions included within the agreement. Among these terms and conditions, Evergy Missouri West shall be allowed to recover in rates a return of and return on the original cost, net of accumulated depreciation, of Dogwood. Evergy Missouri West shall also be allowed to recover in rates over two years a return of, but not a return on, the amount of the purchase price paid in excess of the original cost, net of accumulated depreciation, of Dogwood. In addition, net revenues generated from Evergy Missouri West's ownership of Dogwood from the date of closing to the date new rates become effective in Evergy Missouri West's current rate case shall not impact rates and shall be retained by Evergy Missouri West and reduce the amount of the purchase price paid in excess of the original cost, net of accumulated depreciation, of Dogwood to be recovered from customers. A decision by the MPSC and the closing of the transaction are expected by the end of second quarter of 2024.
Evergy Missouri West February 2021 Winter Weather Event Securitization
In February 2021, much of the central and southern United States, including the service territories of the Evergy Companies, experienced a significant winter weather event that resulted in extremely cold temperatures over a multi-day period (February 2021 winter weather event).
In November 2022, the MPSC issued a revised financing order authorizing Evergy Missouri West to issue securitized bonds to recover its extraordinary fuel and purchased power costs incurred as part of the February 2021 winter weather event. As part of the order, the MPSC found that Evergy Missouri West's costs were prudently incurred, that it should only be allowed to recover 95% of its extraordinary fuel and purchased power costs consistent with the 5% sharing provision of its fuel recovery mechanism, that it should be allowed to recover carrying costs incurred since February 2021 at Evergy Missouri West's long-term debt rate of 5.06% and approved a 15 year repayment period for the bonds with a 17 year legal maturity. As of December 31, 2023 and 2022, the value of Evergy Missouri West's February 2021 winter weather event regulatory asset was $323.8 million and $309.0 million, respectively. Evergy Missouri West continued to record carrying charges on its February 2021 winter weather event regulatory asset until it issued the securitized bonds in February 2024.
In January 2023, the OPC filed an appeal with the Missouri Court of Appeals, Western District, challenging the financing order regarding the treatment of income tax deductions, carrying costs and discount rates related to the financing of the extraordinary fuel and purchased power costs incurred as part of the February 2021 winter weather event. In September 2023, the Missouri Court of Appeals, Western District, affirmed the November 2022 MPSC revised financing order. In October 2023, the Missouri Court of Appeals, Western District, rejected the OPC's request for rehearing. The OPC did not file an appeal with the Supreme Court of the State of Missouri by the mid-November 2023 deadline and therefore the financing order is final and nonappealable. In February 2024, Evergy Missouri West issued the securitized bonds. See Note 12 to the consolidated financial statements for additional information regarding the issuance of the securitized bonds.
Regulatory Proceedings
See Note 4 to the consolidated financial statements for information regarding other regulatory proceedings.
Wolf Creek Refueling Outage
Wolf Creek's most recent refueling outage began in October 2022 and the unit returned to service in November 2022. Wolf Creek's next refueling outage is planned to begin in the first quarter of 2024.

Earnings Overview
The following table summarizes Evergy's net income and diluted earnings per common share (EPS).

	2023	Change	2022
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$731.3	$(21.4)	$752.7
Earnings per common share, diluted	3.17	(0.10)	3.27
Net income attributable to Evergy, Inc. decreased in 2023, compared to 2022, primarily due to higher depreciation and interest expense in 2023, recording a $96.5 million deferral of revenues in 2023 for future refund of amounts previously collected from customers related to corporate-owned life insurance (COLI) rate credits and lower retail sales driven by unfavorable weather; partially offset by lower operating and maintenance expenses, new Evergy Metro and Evergy Missouri West retail rates effective in January 2023, the refund obligation of amounts collected from customers for the return on investment of Sibley Station recorded in 2022, lower income tax expense, the 2022 ordered refund to customers of certain transmission revenues and an increase due to Evergy Metro's Earnings Review and Sharing Plan (ERSP).
Diluted EPS decreased in 2023, compared to 2022, primarily due to the decrease in net income attributable to Evergy, Inc. discussed above.
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

Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) for 2023 were $815.6 million or $3.54 per share. For 2022, Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) were $853.8 million or $3.71 per share.
In addition to net income attributable to Evergy, Inc. and diluted EPS, Evergy's management uses adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) to evaluate earnings and EPS without:
i.the costs resulting from non-regulated energy marketing margins from the February 2021 winter weather event;
ii.gains or losses related to equity investments subject to a restriction on sale;
iii.the deferral of the cumulative amount of prior year revenues collected from customers since December 2018 for the return on investment of the retired Sibley Station in 2022 for future refunds to customers;
iv.the mark-to-market impacts of economic hedges related to Evergy Kansas Central's 8% ownership share of JEC;
v.costs resulting from executive transition, severance and advisor expenses;
vi.the deferral of the cumulative amount of transmission revenues collected from customers since 2018 through Evergy Kansas Central's FERC TFR to be refunded to customers in accordance with a December 2022 FERC order;
vii.the impairment loss on Sibley Unit 3 and other regulatory disallowances;
viii.the 2023 deferral of the cumulative amount of prior year revenues collected since October 2019 for costs related to an electric subdivision rebate program to be refunded to customers in accordance with a June 2020 KCC order; and
ix.the deferral of revenues for future refund of amounts previously collected from customers related to COLI rate credits in accordance with a September 2023 KCC rate case unanimous settlement agreement.
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

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
	2023		2022
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$731.3	$3.17	$752.7	$3.27
Non-GAAP reconciling items:
Non-regulated energy marketing margin related to February 2021 winter weather event, pre-tax(a)	—	—	2.1	0.01
Sibley Station return on investment, pre-tax(b)	—	—	51.4	0.22
Mark-to-market impact of JEC economic hedges, pre-tax(c)	8.7	0.04	(11.2)	(0.05)
Non-regulated energy marketing costs related to February 2021 winter weather event, pre-tax(d)	0.3	—	1.3	0.01
Executive transition costs, pre-tax(e)	—	—	2.2	0.01
Severance costs, pre-tax(f)	—	—	2.3	0.01
Advisor expenses, pre-tax(g)	—	—	5.4	0.02
Sibley Unit 3 impairment loss and other regulatory disallowances, pre-tax(h)	—	—	34.9	0.15
Restricted equity investment losses, pre-tax(i)	—	—	16.3	0.07
TFR refund, pre-tax(j)	—	—	25.0	0.11
Electric subdivision rebate program costs refund, pre-tax(k)	2.6	0.01	—	—
Customer refunds related to COLI rate credits, pre-tax(l)	96.5	0.42	—	—
Income tax benefit(m)	(23.8)	(0.10)	(28.6)	(0.12)
Adjusted earnings (non-GAAP)	$815.6	$3.54	$853.8	$3.71
(a)Reflects non-regulated energy marketing margins related to the February 2021 winter weather event that are included in operating revenues on the consolidated statements of comprehensive income.
(b)Reflects the deferral of the cumulative amount of prior year revenues collected from customers since December 2018 for the return on investment of the retired Sibley Station for future refunds to customers that are included in operating revenues on the consolidated statements of comprehensive income.
(c)Reflects mark-to-market gains or losses related to forward contracts for natural gas and electricity entered into as economic hedges against fuel price volatility related to Evergy Kansas Central's 8% ownership share of JEC that are included in operating revenues on the consolidated statements of comprehensive income.
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
(h)Reflects the impairment loss on Sibley Unit 3 and costs related to certain meter replacements that were disallowed in the 2022 Evergy Metro and Evergy Missouri West rate cases that are included in Sibley Unit 3 impairment loss and other regulatory disallowances on the consolidated statements of comprehensive income.
(i)Reflects losses related to equity investments which were subject to a restriction on sale that are included in investment earnings on the consolidated statements of comprehensive income.
(j)Reflects the deferral of the cumulative amount of prior year transmission revenues collected from customers since 2018 through Evergy Kansas Central's transmission formula rate to be refunded to customers in accordance with a December 2022 Federal Energy Regulatory Commission order that are included in operating revenues on the consolidated statements of comprehensive income.
(k)Reflects the deferral of the cumulative amount of prior year revenues collected since October 2019 for costs related to an electric subdivision rebate program to be refunded to customers in accordance with a June 2020 KCC order that are included in operating revenues on the consolidated statements of comprehensive income.
(l)Reflects the deferral of revenues for future refund of amounts previously collected from customers related to COLI rate credits in accordance with a September 2023 KCC rate case unanimous settlement agreement reached between Evergy, the KCC staff and other intervenors that are included in operating revenues on the consolidated statements of comprehensive income.
(m)Reflects an income tax effect calculated at a statutory rate of approximately 22%.

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

			Impact on	Impact on
			Projected	2024
	Change in		Benefit	Pension
Actuarial assumption	Assumption		Obligation	Expense
			(millions)
Discount rate	0.5%	increase	$(79.3)	$(7.8)
Rate of return on plan assets	0.5%	increase	N/A	(5.5)
Rate of compensation	0.5%	increase	16.2	3.5
Discount rate	0.5%	decrease	87.9	8.6
Rate of return on plan assets	0.5%	decrease	N/A	5.5
Rate of compensation	0.5%	decrease	(15.3)	(3.3)

Pension expense for Evergy Kansas Central, Evergy Metro and Evergy Missouri West is recorded in accordance with rate orders from the KCC and MPSC. The orders allow the difference between pension costs under GAAP and pension costs for ratemaking to be recorded as a regulatory asset or liability with future ratemaking recovery or refunds, as appropriate.
In 2023, Evergy's pension expense was $8.5 million under GAAP and $102.5 million for ratemaking. The impact on 2024 pension expense in the table above reflects the impact on GAAP pension costs. Under the Evergy Companies' rate agreements, any increase or decrease in GAAP pension expense is deferred to a regulatory asset or liability for future ratemaking treatment. See Note 9 to the consolidated financial statements for additional information regarding the accounting for pensions.
Market conditions and interest rates significantly affect the future assets and liabilities of the plan. It is difficult to predict future pension costs, changes in pension liability and cash funding requirements due to the inherent uncertainty of market conditions.
Revenue Recognition
Evergy recognizes revenue on the sale of electricity to customers over time as the service is provided in the amount it has the right to invoice. Revenues recorded include electric services provided but not yet billed by Evergy. Unbilled revenues are recorded for kWh usage in the period following the customers' billing cycle to the end of the month. This estimate is based on net system kWh usage less actual billed kWhs. Evergy's estimated unbilled kWhs are allocated and priced by regulatory jurisdiction across the rate classes based on actual billing rates. Evergy's unbilled revenue estimate is affected by factors including fluctuations in energy demand, weather, line losses and changes in the composition of customer classes. See Note 3 to the consolidated financial statements for the balance of unbilled receivables for Evergy as of December 31, 2023 and 2022.
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
As of December 31, 2023 and 2022, Evergy had recorded AROs of $1,203.1 million and $1,153.2 million, respectively. See Note 6 to the consolidated financial statements for more information regarding Evergy's AROs.
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

The following table summarizes Evergy's comparative results of operations.

	2023	Change	2022
	(millions)
Operating revenues	$5,508.2	$(350.9)	$5,859.1
Fuel and purchased power	1,494.8	(326.4)	1,821.2
SPP network transmission costs	302.6	(20.4)	323.0
Operating and maintenance	945.3	(140.0)	1,085.3
Depreciation and amortization	1,076.5	147.1	929.4
Taxes other than income tax	406.6	8.5	398.1
Sibley Unit 3 impairment loss and other regulatory disallowances	—	(34.9)	34.9
Income from operations	1,282.4	15.2	1,267.2
Other expense, net	(4.8)	53.2	(58.0)
Interest expense	525.8	121.8	404.0
Income tax expense	15.6	(31.9)	47.5
Equity in earnings of equity method investees, net of income taxes	7.4	0.1	7.3
Net income	743.6	(21.4)	765.0
Less: Net income attributable to noncontrolling interests	12.3	—	12.3
Net income attributable to Evergy, Inc.	$731.3	$(21.4)	$752.7

Gross Margin (GAAP) and Utility Gross Margin (non-GAAP)
The following tables summarize Evergy's gross margin (GAAP) and MWhs sold and reconcile Evergy's gross margin (GAAP) to Evergy's utility gross margin (non-GAAP). See "Executive Summary - Non-GAAP Measures" for additional information regarding gross margin (GAAP) and utility gross margin (non-GAAP).

	Revenues and Expenses
	2023	Change	2022
Retail revenues	(millions)
Residential	$2,036.7	$(131.5)	$2,168.2
Commercial	1,832.4	(56.1)	1,888.5
Industrial	625.9	(60.3)	686.2
Other retail revenues	43.2	75.3	(32.1)
Total electric retail	4,538.2	(172.6)	4,710.8
Wholesale revenues	373.5	(136.4)	509.9
Transmission revenues	403.2	59.5	343.7
Other revenues	193.3	(101.4)	294.7
Operating revenues	5,508.2	(350.9)	5,859.1
Fuel and purchased power	(1,494.8)	326.4	(1,821.2)
SPP network transmission costs	(302.6)	20.4	(323.0)
Operating and maintenance(a)	(501.8)	40.8	(542.6)
Depreciation and amortization	(1,076.5)	(147.1)	(929.4)
Taxes other than income tax	(406.6)	(8.5)	(398.1)
Gross margin (GAAP)	1,725.9	(118.9)	1,844.8
Operating and maintenance(a)	501.8	(40.8)	542.6
Depreciation and amortization	1,076.5	147.1	929.4
Taxes other than income tax	406.6	8.5	398.1
Utility gross margin (non-GAAP)	$3,710.8	$(4.1)	$3,714.9
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $443.5 million and $542.7 million for 2023 and 2022, respectively.

MWhs Sold	2023	Change	2022
Retail sales	(thousands)
Residential	15,721	(773)	16,494
Commercial	18,109	(67)	18,176
Industrial	8,463	(319)	8,782
Other retail	119	(12)	131
Total electric retail sales	42,412	(1,171)	43,583
Wholesale sales	15,135	(1,968)	17,103
Total	57,547	(3,139)	60,686

Evergy's gross margin (GAAP) decreased $118.9 million in 2023, compared to 2022, and Evergy's utility gross margin (non-GAAP) decreased $4.1 million in 2023, compared to 2022, both measures were driven by:
•a $96.5 million decrease due to the deferral of revenues at Evergy Kansas Central in 2023 for future refund to customers of amounts previously collected from customers related to COLI rate credits;
•an $83.1 million decrease primarily due to lower retail sales driven by unfavorable weather (cooling degree days decreased by 6% and heating degree days decreased by 13%), partially offset by higher weather-normalized residential and commercial demand;
•a $19.9 million decrease due to mark-to-market losses related to forward contracts for natural gas and electricity entered into as economic hedges against fuel price volatility related to Evergy Kansas Central's 8% ownership share of JEC; and
•a $10.3 million decrease in operating revenue related to non-regulated energy marketing activity at Evergy Kansas Central; partially offset by
•a $71.0 million increase from new Evergy Metro and Evergy Missouri West retail rates effective in January 2023;
•a $51.4 million increase due to the 2022 deferral of the cumulative amount of prior year revenues collected from customers since December 2018 for the return on investment of the retired Sibley Station for future refund to customers;
•a $32.8 million increase in transmission revenues due to the 2022 deferral of revenues as a result of receiving a December 2022 FERC order requiring Evergy Kansas Central to refund through its TFR amounts related to overcollections related to the calculation of Evergy Kansas Central's capital structure for rate years 2018 through 2022;
•a $27.8 million increase due to recording an estimated $16.7 million refund obligation under Evergy Metro's ERSP in 2022 and an $11.1 million reduction to the estimated refund obligation which was ordered and recorded in 2023. See Note 4 of the consolidated financial statements for additional information; and
•a $22.7 million increase in transmission revenues related to the amortization of excess deferred income taxes authorized by FERC in December 2022 and which is offset in income tax expense.
Additionally, the decrease in Evergy's gross margin (GAAP) was also driven by:
•a $147.1 million increase in depreciation and amortization primarily driven by a change in depreciation rates at Evergy Metro and Evergy Missouri West and capital additions as described further below; and
•an $8.5 million increase in taxes other than income taxes driven by an increase in property taxes in Missouri and Kansas primarily due to higher assessed property tax values as described further below; offset by
•a $40.8 million decrease in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by an $18.6 million decrease in operating and maintenance expense at fossil-fuel generating units, a $16.7 million decrease in transmission and distribution operating and maintenance expense and a $6.1 million decrease in operating and maintenance expense at Wolf Creek as described further below.

Operating and Maintenance
Evergy's operating and maintenance expense decreased $140.0 million in 2023, compared to 2022, primarily driven by:
•a $34.1 million decrease in administrative labor and employee benefits expenses primarily due to lower employee headcount in 2023;
•a $27.6 million decrease in various administrative and general operating and maintenance expenses primarily due to lower regulatory amortizations at Evergy Metro and Evergy Missouri West as a result of their 2022 rate cases;
•an $18.6 million decrease in plant operating and maintenance expense at fossil-fuel generating units primarily due to an $14.9 million decrease at Evergy Kansas Central resulting principally from a major outage at JEC Unit 3 in 2023;
•a $16.7 million decrease in transmission and distribution operating and maintenance expenses driven by a $19.9 million decrease in labor expense primarily due to an increase in labor capitalization and lower employee headcount; partially offset by $5.8 million of costs at Evergy Metro incurred from storms that occurred in July 2023;
•a $6.1 million decrease in plant operating and maintenance expense at Wolf Creek at Evergy Kansas Central and Evergy Metro primarily due to lower refueling outage amortization in 2023; and
•$5.4 million of advisor expenses incurred in 2022 associated with strategic planning.
Depreciation and Amortization
Evergy's depreciation and amortization increased $147.1 million in 2023, compared to 2022, primarily driven by:
•a $76.3 million increase primarily due to a change in depreciation rates and the rebasing of PISA depreciation deferrals as a result of Evergy Metro's and Evergy Missouri West's 2022 rate cases effective in January 2023; and
•a $70.8 million increase primarily due to capital additions.
Taxes Other Than Income Tax
Evergy's taxes other than income tax increased $8.5 million in 2023, compared to 2022, driven by an increase in property taxes in Missouri and Kansas primarily due to higher assessed property tax values.
Sibley Unit 3 Impairment Loss and Other Regulatory Disallowances
Evergy recorded a $26.7 million impairment loss on Evergy Missouri West's regulatory asset for retired generation facilities related to Sibley Unit 3 in 2022 and $5.5 million and $2.7 million losses at Evergy Metro and Evergy Missouri West, respectively, in accordance with the amended final rate order from the MPSC in their 2022 rate cases which disallowed the recovery of costs associated with the replacement of certain electric meters. See Note 1 of the consolidated financial statements for additional information.
Other Income (Expense), Net
Evergy's other expense, net decreased $53.2 million in 2023, compared to 2022, primarily driven by:
•a $21.9 million decrease due to recording higher Evergy Kansas Central COLI benefits;
•a $20.3 million decrease due to higher investment earnings primarily driven by a $16.3 million loss related to Evergy's equity investment in an early-stage energy solutions company that was sold in 2022 through a share forward agreement and a $7.4 million increase to other income due to net realized losses becoming net unrealized gains in Evergy Kansas Central's rabbi trust; and
•an $11.7 million decrease in pension non-service costs; partially offset by
•an $11.6 million decrease in equity allowance for funds used during construction (AFUDC) principally driven by higher short-term debt balances in 2023.

Interest Expense
Evergy's interest expense increased $121.8 million in 2023, compared to 2022, primarily driven by:
•an $84.4 million increase in interest expense on short-term borrowings primarily due to higher short-term debt balances and weighted-average interest rates in 2023;
•an $18.2 million increase due to the issuance of Evergy Kansas Central's $400.0 million of 5.70% FMBs in March 2023;
•a $14.3 million increase due to the issuance of Evergy Missouri West's $300.0 million of 5.15% FMBs in December 2022; and
•a $4.2 million increase due to the issuance of Evergy, Inc.'s $1.4 billion of 4.50% Convertible Notes in December 2023; partially offset by
•a $23.5 million decrease due to higher debt AFUDC primarily driven by higher short-term debt balances and higher weighted-average interest rates in 2023.
Income Tax Expense
Evergy's income tax expense decreased $31.9 million in 2023, compared to 2022, primarily driven by:
•a $15.9 million decrease primarily due to higher wind and other income tax credits in 2023 principally driven by the acquisition of the Persimmon Creek wind farm;
•a $10.7 million decrease primarily due to lower Evergy Kansas Central and Evergy Metro pre-tax income in 2023; and
•a $4.7 million decrease primarily due to higher amortization of excess deferred income taxes authorized by Evergy Metro's and Evergy Missouri West's 2022 rate case.
EVERGY SIGNIFICANT BALANCE SHEET CHANGES
(December 31, 2023 compared to December 31, 2022)
•Evergy's receivables, net decreased $58.4 million primarily driven by a $50.6 million decrease at Evergy Kansas Central in wholesale sales accounts receivable driven by higher SPP pricing in December 2022 and a decrease in power sold to the SPP in 2023.
•Evergy's fuel and supplies inventory increased $103.3 million primarily due to a $69.3 million increase in coal inventories driven by lower coal burn, improved railroad performance and higher average coal prices in 2023 and a $26.7 million increase in materials and supplies primarily driven by higher costs and higher overall levels of inventory to mitigate longer supply chain lead times.
•Evergy's regulatory assets - current decreased $75.9 million primarily driven by a $97.9 million decrease related to Evergy Missouri West's fuel recovery mechanism recoveries, partially offset by the reclassification of $18.6 million from regulatory assets - long-term related to deferred fuel and purchased power costs at Evergy Kansas Central expected to be recovered in the next 12 months related to the February 2021 winter weather event.
•Evergy's nuclear decommissioning trust funds increased $113.1 million primarily driven by realized and unrealized gains on investments at Evergy Kansas Central's and Evergy Metro's nuclear decommissioning trusts.
•Evergy's current maturities of long-term debt increased $360.9 million primarily due to the reclassification of Evergy's $800.0 million of 2.45% Senior Notes from long-term to current, partially offset by the repayments of Evergy Metro's $300.0 million of 3.15% Senior Notes in March 2023, Evergy Metro's $79.5 million of 2.95% Environmental Improvement Revenue Refunding (EIRR) bonds in December 2023, Evergy Kansas South's $50.0 million of 6.15% FMBs in May 2023, Evergy Missouri West's $7.0 million of 7.17% Series Medium Term Notes in December 2023 and Evergy Missouri West's $3.0 million of 7.33% Series Medium Term Notes in November 2023.

•Evergy's commercial paper decreased $380.5 million primarily due to a $541.7 million decrease at Evergy Kansas Central due to the repayment of commercial paper with the proceeds from its issuance of $400.0 million of 5.70% FMBs in March of 2023 and $300.0 million of 5.90% FMBs in November 2023; partially offset by a $312.3 million increase at Evergy Metro due to borrowings for capital expenditures and for general corporate purposes.
•Evergy's long-term debt, net increased $1,147.6 million primarily driven by Evergy's issuance of $1.4 billion of 4.50% Convertible Notes in December 2023. The net proceeds were used to repay the $500.0 million outstanding under the Term Loan, to repay a portion of the Evergy Companies' outstanding commercial paper borrowings and for general corporate purposes.
LIQUIDITY AND CAPITAL RESOURCES
Evergy relies primarily upon cash from operations, short-term borrowings, debt and equity issuances and its existing cash and cash equivalents to fund its capital requirements. Evergy's capital requirements primarily consist of capital expenditures, payment of contractual obligations and other commitments and the payment of dividends to shareholders.
Capital Sources
Cash Flows from Operations
Evergy's cash flows from operations are driven by the regulated sale of electricity. These cash flows are relatively stable but the timing and level of these cash flows can vary based on weather and economic conditions, future regulatory proceedings, the timing of cash payments made for costs recoverable under regulatory mechanisms and the time such costs are recovered, and unanticipated expenses such as unplanned plant outages and storms. Evergy's cash flows from operations were $1,980.2 million, $1,801.9 million and $1,351.7 million in 2023, 2022 and 2021, respectively.
Short-Term Borrowings
As of December 31, 2023, Evergy had $1.5 billion of available borrowing capacity under its master credit facility. The available borrowing capacity under the master credit facility consisted of $299.3 million for Evergy, Inc., $518.6 million for Evergy Kansas Central, $326.7 million for Evergy Metro and $401.9 million for Evergy Missouri West. The Evergy Companies' borrowing capacity under the master credit facility also supports their issuance of commercial paper. See Note 11 to the consolidated financial statements for more information regarding the master credit facility.
In February 2022, Evergy, Inc. entered into a $500.0 million unsecured Term Loan Facility with an original expiration date in February 2023. In February 2023, Evergy, Inc. amended the $500.0 million Term Loan Facility to expire in February 2024. As a result of the amendment, Evergy, Inc. demonstrated its intent and ability to refinance the Term Loan Facility and reflected this $500.0 million borrowing within long-term debt, net, on Evergy's consolidated balance sheets as of December 31, 2022. Evergy's borrowings under the Term Loan Facility were used for, among other things, working capital, capital expenditures and general corporate purposes. In December 2023, Evergy repaid its $500.0 million Term Loan Facility with a portion of the proceeds from Evergy's issuance of $1.4 billion of 4.50% Convertible Notes.
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

Long-Term Debt and Equity Issuances
From time to time, Evergy issues long-term debt and equity to repay short-term debt, refinance maturing long-term debt and finance growth. As of December 31, 2023 and 2022, Evergy's capital structure, excluding short-term debt, was as follows:

	December 31
	2023	2022
Common equity	45%	48%
Long-term debt, including VIEs	55%	52%
Under stipulations with the MPSC and KCC, Evergy, Evergy Kansas Central and Evergy Metro are required to maintain common equity at not less than 35%, 40% and 40%, respectively, of total capitalization. The master credit facility and certain debt instruments of the Evergy Companies also contain restrictions that require the maintenance of certain capitalization and leverage ratios. As of December 31, 2023, the Evergy Companies were in compliance with these covenants.
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

As of February 28, 2024, the major credit rating agencies rated the Evergy Companies' securities as detailed in the following table.

	Moody's	S&P Global
	Investors Service(a)	Ratings(a)
Evergy
Outlook	Stable	Stable
Corporate Credit Rating	--	BBB+
Senior Unsecured Debt	Baa2	BBB
Commercial Paper	P-2	A-2

Evergy Kansas Central
Outlook	Stable	Stable
Corporate Credit Rating	Baa1	BBB+
Senior Secured Debt	A2	A
Commercial Paper	P-2	A-2

Evergy Kansas South
Outlook	Stable	Stable
Corporate Credit Rating	Baa1	BBB+
Senior Secured Debt	A2	A
Short-Term Rating	P-2	A-2

Evergy Metro
Outlook	Stable	Stable
Corporate Credit Rating	Baa1	A-
Senior Secured Debt	A2	A
Senior Unsecured Debt	--	A-
Commercial Paper	P-2	A-2

Evergy Missouri West
Outlook	Stable	Stable
Corporate Credit Rating	Baa2	BBB+
Senior Secured Debt	A3	A
Commercial Paper	P-2	A-2
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

The following table summarizes the regulatory short-term and long-term debt financing authorizations for Evergy Kansas Central, Evergy Kansas South, Evergy Metro and Evergy Missouri West and the remaining amount available under these authorizations as of December 31, 2023.

Type of Authorization	Commission	Expiration Date	Authorization Amount	Available Under Authorization
Evergy Kansas Central & Evergy Kansas South			(in millions)
Short-Term Debt	FERC	December 2024	$1,250.0	$758.2
Evergy Metro
Short-Term Debt	FERC	December 2024	$1,250.0	$826.7
Evergy Missouri West
Short-Term Debt	FERC	December 2024	$750.0	$109.3
Long-Term Debt	FERC	October 2024	$600.0	$300.0
In addition to the above regulatory authorizations, the Evergy Kansas Central, Evergy Kansas South, Evergy Metro and Evergy Missouri West mortgages each contain provisions restricting the amount of FMBs or mortgage bonds, as applicable, that can be issued by each entity. Evergy Kansas Central, Evergy Kansas South, Evergy Metro and Evergy Missouri West must comply with these restrictions prior to the issuance of additional FMBs, mortgage bonds or other secured indebtedness. Also, Evergy Metro's long-term financing activities are subject to the authorization of the MPSC. In February 2024, Evergy Metro filed an application requesting MPSC approval to issue up to $300.0 million of long-term debt through December 2024. Evergy Metro requested a final order from the MPSC no later than March 15, 2024.
Under the Evergy Kansas Central mortgage, the issuance of FMBs is subject to limitations based on the amount of bondable property additions. In addition, so long as any bonds issued prior to January 1, 1997, remain outstanding, the mortgage prohibits additional FMBs from being issued, except in connection with certain refundings, unless Evergy Kansas Central’s unconsolidated net earnings available for interest, depreciation and property retirement (which, as defined, does not include earnings or losses attributable to the ownership of securities of subsidiaries), for a period of 12 consecutive months within 15 months preceding the issuance, are not less than the greater of twice the annual interest charges on or 10% of the principal amount of all FMBs outstanding after giving effect to the proposed issuance. As of December 31, 2023, $518.6 million principal amount of additional FMBs could be issued under the most restrictive provisions in the mortgage, except in connection with certain refundings.
Under the Evergy Kansas South mortgage, the amount of FMBs authorized is limited to a maximum of $3.5 billion and the issuance of FMBs is subject to limitations based on the amount of bondable property additions. In addition, the mortgage prohibits additional FMBs from being issued, except in connection with certain refundings, unless Evergy Kansas South's net earnings before income taxes and before provision for retirement and depreciation of property for a period of 12 consecutive months within 15 months preceding the issuance are not less than either two and one-half times the annual interest charges on or 10% of the principal amount of all Evergy Kansas South FMBs outstanding after giving effect to the proposed issuance. As of December 31, 2023, approximately $2,878.6 million principal amount of additional Evergy Kansas South FMBs could be issued under the most restrictive provisions in the mortgage, except in connection with certain refundings.

Under the General Mortgage Indenture and Deed of Trust dated as of December 1, 1986, as supplemented (Evergy Metro Mortgage Indenture), additional Evergy Metro mortgage bonds may be issued on the basis of 75% of property additions or retired bonds. As of December 31, 2023, approximately $5,548.5 million principal amount of additional Evergy Metro mortgage bonds could be issued under the most restrictive provisions in the mortgage.

Under the First Mortgage Indenture and Deed of Trust, dated as of March 1, 2022 (Evergy Missouri West Mortgage Indenture), additional Evergy Missouri West mortgage bonds may be issued on the basis of 75% of property additions or retired bonds. As of December 31, 2023, approximately $2,158.7 million principal amount of additional Evergy Missouri West mortgage bonds could be issued under the most restrictive provisions in the mortgage.

Cash and Cash Equivalents
As of December 31, 2023, Evergy had approximately $27.7 million of cash and cash equivalents on hand.
Capital Requirements
Capital Expenditures
Evergy expects to need cash for its long-term strategy of transitioning its generation fleet to be more sustainable by reducing CO2 emissions and net-zero CO2e emissions, for scope 1 and scope 2 emissions, as well as executing other utility construction programs required to maintain Evergy's electric utility operations, improve reliability and expand facilities related to providing electric service. These capital expenditures could include, but are not limited to, expenditures to develop new transmission lines and make improvements to power plants, transmission and distribution lines and equipment. See "Executive Summary - Strategy", above for further information regarding Evergy's strategy. Evergy's capital expenditures were $2,334.0 million, $2,166.5 million and $1,972.5 million in 2023, 2022 and 2021, respectively.
Capital expenditures projected for the next five years, excluding AFUDC and including costs of removal, are detailed in the following table. This capital expenditure forecast is subject to management's discretion and continual review and could change. See Part I, Item 1A, Risk Factors for information regarding potential risks to Evergy's capital expenditure plan.

	2024	2025	2026	2027	2028
	(millions)
Generating facilities - new renewable/other generation	$157.0	$394.0	$654.0	$604.0	$1,107.0
Generating facilities - other	342.0	345.0	344.0	331.0	354.0
Transmission facilities	660.0	528.0	555.0	682.0	710.0
Distribution facilities	667.0	659.0	744.0	780.0	773.0
General facilities	299.0	163.0	160.0	227.0	256.0
Total capital expenditures	$2,125.0	$2,089.0	$2,457.0	$2,624.0	$3,200.0
Significant Contractual Obligations and Other Commitments
In the course of its business activities, the Evergy Companies enter into a variety of contracts and commercial commitments. Some of these result in direct obligations reflected on Evergy's consolidated balance sheets while others are commitments, some firm and some based on projections, not reflected in Evergy's underlying consolidated financial statements.
The information in the following table is provided to summarize Evergy's significant cash obligations and commercial commitments.

Payment due by period	2024	2025	2026	2027	2028	After 2028	Total
Long-term debt	(millions)
Principal	$800.0	$636.0	$429.5	$2,021.9	$—	$7,984.9	$11,872.3
Interest	467.8	448.0	425.4	408.5	331.0	4,005.1	6,085.8
Pension and other post-retirement plans (a)	46.0	46.0	46.0	46.0	46.0	(a)	230.0
Purchase commitments
Fuel	240.5	183.7	183.3	93.5	81.7	145.8	928.5
Power	58.0	58.4	58.4	58.4	57.1	178.3	468.6
(a)    Evergy expects to make contributions to the pension and other post-retirement plans beyond 2028 but the amounts are not yet determined.

Long-term debt includes current maturities. Long-term debt principal excludes $106.0 million of unamortized net discounts and debt issuance costs and a $87.0 million fair value adjustment recorded in connection with purchase accounting for the Great Plains Energy and Evergy Kansas Central merger that was completed in 2018. Variable rate interest obligations are based on rates as of December 31, 2023.
Evergy expects to contribute $46.0 million to the pension and other post-retirement plans in 2024, of which the majority is expected to be paid by Evergy Kansas Central and Evergy Metro. Additional contributions to the plans are expected beyond 2028 in amounts at least sufficient to meet the greater of Employee Retirement Income Security Act of 1974, as amended (ERISA) or regulatory funding requirements; however, these amounts have not yet been determined. Amounts for years after 2024 are estimates based on information available in determining the amount for 2024. Actual amounts for years after 2024 could be significantly different than the estimated amounts in the table above.
Fuel commitments consist of commitments for nuclear fuel, coal and coal transportation costs. Power commitments consist of certain commitments for renewable energy under power purchase agreements, capacity purchases and firm transmission service.
As of December 31, 2023, Evergy has other insignificant commitments as well as other insignificant long-term liabilities recorded on its consolidated balance sheet, which are not included in the table above.
Common Stock Dividends
The amount and timing of dividends payable on Evergy's common stock are within the sole discretion of the Evergy Board. The amount and timing of dividends declared by the Evergy Board will be dependent on considerations such as Evergy's earnings, financial position, cash flows, capitalization ratios, regulation, reinvestment opportunities and debt covenants. Evergy targets a long-term dividend payout ratio of 60% to 70% of earnings. See Note 1 to the consolidated financial statements for information on the common stock dividend declared by the Evergy Board in February 2024.
The Evergy Companies also have certain restrictions stemming from statutory requirements, corporate organizational documents, covenants and other conditions that could affect dividend levels. See Note 18 to the consolidated financial statements for further discussion of restrictions on dividend payments.

Cash Flows
The following table presents Evergy's cash flows from operating, investing and financing activities.

	2023	2022
	(millions)
Cash flows from operating activities	$1,980.2	$1,801.9
Cash flows used in investing activities	(2,471.7)	(2,152.2)
Cash flows from financing activities	494.0	349.3
Cash Flows from Operating Activities
Evergy's cash flows from operating activities increased $178.3 million in 2023, compared to 2022, primarily driven by:
•a $121.9 million increase in fuel recovery mechanism net collections, primarily at Evergy Missouri West; and
•$24.8 million in payments made for a Wolf Creek refueling outage in 2022.
Cash Flows used in Investing Activities
Evergy's cash flows used in investing activities increased $319.5 million in 2023, compared to 2022, primarily driven by:
•the acquisition of Persimmon Creek Wind Farm for $217.9 million, net of cash acquired, in 2023; and
•a $167.5 million increase in additions to property, plant and equipment, primarily due to increased spending for a variety of capital projects including transmission and distribution projects related to grid resiliency and other infrastructure improvements, primarily at Evergy Kansas Central; partially offset by
•an $83.5 million increase in proceeds from COLI investments, primarily from Evergy Kansas Central due to a higher number of policy settlements in 2023.
Cash Flows from Financing Activities
Evergy's cash flows from financing activities increased $144.7 million in 2023, compared to 2022, primarily driven by:
•a $1,877.1 million increase in proceeds from long-term debt primarily due to Evergy Kansas Central's issuance of $400.0 million of 5.70% FMBs in March 2023, Evergy Metro’s issuance of $300.0 million of 4.95% Mortgage Bonds in April 2023, Evergy Kansas Central's issuance of $300.0 million of 5.90% FMBs in November 2023, Evergy Metro’s issuance of $79.5 million of 4.30% Series 2023 tax-exempt notes in December 2023 and Evergy's issuance of $1.4 billion of 4.50% Convertible Notes in December 2023; partially offset by Evergy Missouri West's issuance of $250.0 million of 3.75% FMBs in March 2022 and Evergy Missouri West's issuance of $300.0 million of 5.15% FMBs in December 2022; partially offset by
•a $1,554.8 million decrease in short-term debt borrowings primarily due to the repayments of Evergy's $500.0 million Term Loan Facility and $759.9 million of commercial paper borrowings with the proceeds from its issuance of $1.4 billion of 4.50% Convertible Notes in December 2023 and the $500.0 million Term Loan Facility proceeds in 2022; partially offset by Evergy Kansas South's repayment of $50.0 million of 6.15% FMBs in May 2023 with commercial paper borrowings;
•a $61.8 million increase in the repayment of borrowings against the cash surrender value of COLI primarily due to a higher number of policy settlements in 2023; and
•a $57.0 million decrease in collateralized short-term debt, net primarily due to Evergy's decrease in retail electric accounts receivable balances in 2023 compared to an increase in retail electric accounts receivable balances in 2022, resulting in a lower level of retail electric receivables available for sale through Evergy's receivable sales facilities.

EVERGY KANSAS CENTRAL, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Kansas Central is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) to Form 10-K.
The following table summarizes Evergy Kansas Central's comparative results of operations.

	2023	Change	2022
	(millions)
Operating revenues	$2,698.4	$(357.5)	$3,055.9
Fuel and purchased power	592.6	(262.9)	855.5
SPP network transmission costs	302.6	(20.4)	323.0
Operating and maintenance	477.3	(59.0)	536.3
Depreciation and amortization	515.5	30.9	484.6
Taxes other than income tax	219.8	3.3	216.5
Income from operations	590.6	(49.4)	640.0
Other expense, net	(1.0)	28.0	(29.0)
Interest expense	214.6	32.8	181.8
Income tax expense (benefit)	(5.9)	(18.2)	12.3
Equity in earnings of equity method investees, net of income taxes	3.6	(0.4)	4.0
Net income	384.5	(36.4)	420.9
Less: Net income attributable to noncontrolling interests	12.3	—	12.3
Net income attributable to Evergy Kansas Central, Inc.	$372.2	$(36.4)	$408.6

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

	Revenues and Expenses			MWhs Sold
	2023	Change	2022	2023	Change	2022
Retail revenues	(millions)			(thousands)
Residential	$821.0	$(159.1)	$980.1	6,609	(345)	6,954
Commercial	722.9	(100.0)	822.9	7,326	30	7,296
Industrial	398.5	(67.2)	465.7	5,389	(269)	5,658
Other retail revenues	18.1	0.2	17.9	40	—	40
Total electric retail	1,960.5	(326.1)	2,286.6	19,364	(584)	19,948
Wholesale revenues	296.8	(93.1)	389.9	10,093	(944)	11,037
Transmission revenues	385.8	80.8	305.0	N/A	N/A	N/A
Other revenues	55.3	(19.1)	74.4	N/A	N/A	N/A
Operating revenues	2,698.4	(357.5)	3,055.9	29,457	(1,528)	30,985
Fuel and purchased power	(592.6)	262.9	(855.5)
SPP network transmission costs	(302.6)	20.4	(323.0)
Operating and maintenance (a)	(230.5)	31.1	(261.6)
Depreciation and amortization	(515.5)	(30.9)	(484.6)
Taxes other than income tax	(219.8)	(3.3)	(216.5)
Gross margin (GAAP)	837.4	(77.3)	914.7
Operating and maintenance (a)	230.5	(31.1)	261.6
Depreciation and amortization	515.5	30.9	484.6
Taxes other than income tax	219.8	3.3	216.5
Utility gross margin (non-GAAP)	$1,803.2	$(74.2)	$1,877.4
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $246.8 million and $274.7 million in 2023 and 2022, respectively.

Evergy Kansas Central's gross margin (GAAP) decreased $77.3 million in 2023, compared to 2022, and Evergy Kansas Central's utility gross margin (non-GAAP) decreased $74.2 million in 2023, compared to 2022, both measures were driven by:
•a $96.5 million decrease due to the deferral of revenues in 2023 for future refund to customers of amounts previously collected from customers related to COLI rate credits;
•a $38.6 million decrease primarily due to lower retail sales driven by unfavorable weather (cooling degree days decreased by 3% and heating degree days decreased by 14%); and
•a $19.9 million decrease due to mark-to-market losses related to forward contracts for natural gas and electricity entered into as economic hedges against fuel price volatility related to Evergy Kansas Central's 8% ownership share of JEC; partially offset by
•a $32.8 million increase in transmission revenues due to the 2022 deferral of revenues as a result of receiving a December 2022 FERC order requiring Evergy Kansas Central to refund through its TFR amounts related to overcollections related to the calculation of Evergy Kansas Central's capital structure for rate years 2018 through 2022;
•a $25.3 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2023 and revised in March 2023; and

•a $22.7 million increase in transmission revenues related to the amortization of excess deferred income taxes authorized by FERC in December 2022 and which is offset in income tax expense.
Additionally, the decrease in Evergy Kansas Central's gross margin (GAAP) was also driven by:
•a $30.9 million increase in depreciation and amortization expense as described further below; partially offset by
•a $31.1 million decrease in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by a $14.9 million decrease in operating and maintenance expense at fossil-fuel generating units, a $14.0 million decrease in transmission and distribution operating and maintenance expenses and a $2.9 million decrease in operating and maintenance expense at Wolf Creek as described further below.
Evergy Kansas Central Operating and Maintenance
Evergy Kansas Central's operating and maintenance expense decreased $59.0 million in 2023, compared to 2022, primarily driven by:
•a $17.3 million decrease in administrative labor and employee benefits expenses primarily due to lower employee headcount in 2023;
•a $14.9 million decrease in plant operating and maintenance expense at fossil-fuel generating units resulting principally from a major outage at JEC Unit 3 in 2023;
•a $14.0 million decrease in various transmission and distribution operating and maintenance expenses primarily due to lower labor costs driven by an increase in labor capitalization and lower employee headcount, partially offset by a $3.6 million increase in vegetation management costs; and
•a $2.9 million decrease in plant operating and maintenance expense at Wolf Creek primarily due to lower refueling outage amortization in 2023; partially offset by
•a $4.5 million increase in costs billed for common use assets in 2023 from Evergy Metro related to facilities and software assets.
Evergy Kansas Central Depreciation and Amortization
Evergy Kansas Central's depreciation and amortization expense increased $30.9 million in 2023, compared to 2022, primarily driven by capital additions.
Evergy Kansas Central Other Expense, Net
Evergy Kansas Central's other expense, net decreased $28.0 million in 2023, compared to 2022, primarily driven by:
•a $21.9 million decrease due to recording higher COLI benefits in 2023; and
•a $7.4 million decrease due to net unrealized losses becoming net unrealized gains in Evergy Kansas Central's rabbi trust.
Evergy Kansas Central Interest Expense
Evergy Kansas Central's interest expense increased $32.8 million in 2023, compared to 2022, primarily driven by:
• a $25.7 million increase in interest expense on short-term borrowings primarily due to higher short-term debt balances and weighted-average interest rates in 2023; and
•an $18.2 million increase due to the issuance of $400.0 million of 5.70% FMBs in March 2023; partially offset by
•a $15.4 million decrease due to higher debt AFUDC primarily due to higher short-term debt balances and higher weighted-average interest rates in 2023.

Evergy Kansas Central Income Tax Expense
Evergy Kansas Central's income tax expense decreased $18.2 million in 2023, compared to 2022, primarily driven by:
• a $12.9 million decrease primarily due to higher wind and other income tax credits in 2023 principally driven by the acquisition of the Persimmon Creek wind farm;
•an $11.6 million decrease due to lower pre-tax income in 2023; and
•a $4.4 million decrease primarily due to higher COLI proceeds in 2023; partially offset by
•a $10.8 million increase primarily due to lower amortization of excess deferred income taxes authorized by FERC in December 2022.
EVERGY METRO, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Metro is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) to Form 10-K.
The following table summarizes Evergy Metro's comparative results of operations.

	2023	Change	2022
	(millions)
Operating revenues	$1,889.0	$(81.6)	$1,970.6
Fuel and purchased power	530.9	(99.8)	630.7
Operating and maintenance	284.1	(50.3)	334.4
Depreciation and amortization	416.6	78.8	337.8
Taxes other than income tax	132.8	2.8	130.0
Other regulatory disallowances	—	(5.5)	5.5
Income from operations	524.6	(7.6)	532.2
Other expense, net	(17.6)	(1.8)	(15.8)
Interest expense	135.8	25.1	110.7
Income tax expense	39.2	(11.1)	50.3
Net income	$332.0	$(23.4)	$355.4

Evergy Metro Gross Margin (GAAP) and Utility Gross Margin (non-GAAP)
The following table summarizes Evergy Metro's gross margin (GAAP) and MWhs sold and reconciles Evergy Metro's gross margin (GAAP) to Evergy Metro's utility gross margin (non-GAAP). See "Executive Summary - Non-GAAP Measures" for additional information regarding gross margin (GAAP) and utility gross margin (non-GAAP).

	Revenues and Expenses			MWhs Sold
	2023	Change	2022	2023	Change	2022
Retail revenues	(millions)			(thousands)
Residential	$748.4	2.0	$746.4	5,503	(230)	5,733
Commercial	778.9	20.3	758.6	7,347	(117)	7,464
Industrial	130.9	3.9	127.0	1,678	(23)	1,701
Other retail revenues	12.7	1.2	11.5	60	(11)	71
Total electric retail	1,670.9	27.4	1,643.5	14,588	(381)	14,969
Wholesale revenues	91.9	(20.0)	111.9	4,950	(801)	5,751
Transmission revenues	14.3	(3.9)	18.2	N/A	N/A	N/A
Other revenues	111.9	(85.1)	197.0	N/A	N/A	N/A
Operating revenues	1,889.0	(81.6)	1,970.6	19,538	(1,182)	20,720
Fuel and purchased power	(530.9)	99.8	(630.7)
Operating and maintenance (a)	(199.5)	4.1	(203.6)
Depreciation and amortization	(416.6)	(78.8)	(337.8)
Taxes other than income tax	(132.8)	(2.8)	(130.0)
Gross margin (GAAP)	609.2	(59.3)	668.5
Operating and maintenance (a)	199.5	(4.1)	203.6
Depreciation and amortization	416.6	78.8	337.8
Taxes other than income tax	132.8	2.8	130.0
Utility gross margin (non-GAAP)	$1,358.1	$18.2	$1,339.9
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $84.6 million and $130.8 million in 2023 and 2022, respectively.

Evergy Metro's gross margin (GAAP) decreased $59.3 million in 2023, compared to 2022, and Evergy Metro's utility gross margin (non-GAAP) increased $18.2 million in 2023, compared to 2022, both measures were driven by:
•a $27.8 million increase due to recording an estimated $16.7 million refund obligation under Evergy Metro's ERSP in 2022 and an $11.1 million reduction to the estimated refund obligation which was ordered and recorded in 2023. See Note 4 of the consolidated financial statements for additional information; and
•a $22.2 million increase from new Evergy Metro retail rates effective in January 2023; partially offset by
•a $31.8 million decrease primarily due to unfavorable weather (cooling degree days decreased by 10% and heating degree days decreased by 13%); partially offset by higher retail sales driven by higher weather-normalized residential and commercial demand.
Additionally, the decrease in Evergy Metro's gross margin (GAAP) was also driven by:
•a $78.8 million increase in depreciation and amortization expense as described further below; partially offset by
•a $4.1 million decrease in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by a $3.2 million decrease in plant operating and maintenance expense at Wolf Creek as further described below.

Evergy Metro Operating and Maintenance
Evergy Metro's operating and maintenance expense decreased $50.3 million in 2023, compared to 2022, primarily driven by:
•an $18.8 million decrease in various administrative and general operating and maintenance expenses primarily driven by lower regulatory amortizations as a result of Evergy Metro's 2022 rate case;
•a $10.5 million decrease in administrative labor and employee benefits expenses primarily due to lower employee headcount in 2023;
•a $9.8 million decrease due to higher costs billed primarily to Evergy Kansas Central and Evergy Missouri West for common use assets related to facilities and software assets; and
•a $3.2 million decrease in plant operating and maintenance expense at Wolf Creek primarily due to lower refueling outage amortizations in 2023; partially offset by
•$5.8 million of costs incurred from storms that occurred in July 2023.
Evergy Metro Depreciation Expense
Evergy Metro's depreciation and amortization expense increased $78.8 million in 2023, compared to 2022, primarily driven by:
•a $46.7 million increase primarily due to a change in depreciation rates and the rebasing of PISA depreciation deferrals as a result of Evergy Metro's 2022 rate case effective in January 2023; and
•a $32.1 million increase primarily due to capital additions.
Evergy Metro Interest Expense
Evergy Metro's interest expense increased $25.1 million in 2023, compared to 2022, primarily driven by an $18.7 million increase in interest expense on short-term borrowings primarily due to higher short-term debt balances and higher weighted-average interest rates in 2023.
Evergy Metro Income Tax Expense
Evergy Metro's income tax expense decreased $11.1 million in 2023, compared to 2022, primarily driven by:
•a $7.6 million decrease due to lower pre-tax income in 2023; and
•a $6.4 million decrease primarily due to higher amortization of excess deferred income taxes authorized by Evergy Metro's 2022 rate case.
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
Value at Risk (VaR) Associated with Energy Marketing Activities
Management uses a risk measurement model, which calculates VaR to measure Evergy's commodity price risk associated with its trading portfolio related to non-regulated energy marketing activities. The VaR is calculated using historical 30 day exponentially weighted volatilities and correlations and assumes a 95% confidence level and a one-day holding period. Based on this VaR analysis, as of December 31, 2023, a near term typical change in commodity prices is not expected to materially impact net income, cash flows or financial position.
The following table shows the end, high, average and low market risk associated with its trading portfolio related to non-regulated energy marketing activities as measured by VaR for the periods indicated. The information includes non-regulated financial and physical transactions that are not considered derivatives under U.S. GAAP but economically offset derivatives also included in the VaR model.

VaR Model Trading Portfolio
Year Ended				Year Ended
December 31, 2023				December 31, 2022
End	High	Average	Low	End	High	Average	Low
(millions)				(millions)
$0.6	$2.6	$0.5	$—	$0.3	$1.9	$0.6	$—
Management back-tests VaR results against performance due to actual price movements. Based on the assumed 95% confidence interval, the performance due to actual price movements would be expected to exceed the VaR at least once every 20 trading days.

Interest Rate Risk
Evergy manages interest rate risk and short- and long-term liquidity by limiting its exposure to variable interest rate debt and debt-like financial instruments to a percentage of total debt, diversifying maturity dates and, from time to time, entering into interest rate hedging transactions. As of December 31, 2023, 11.6% of Evergy's total debt (including short-term borrowings consisting of short-term debt in excess of utility construction work in progress balances that is not eligible for capitalization as AFUDC and borrowings under Evergy's receivable sale facilities) were exposed to interest rate risk. Evergy computes and presents information regarding the sensitivity to changes in interest rates for variable rate debt, short-term borrowings and current maturities of fixed rate debt by assuming a 100-basis-point change in the current interest rates applicable to such debt over the remaining time the debt is outstanding.
As of December 31, 2023, Evergy had $1,533.0 million of short-term borrowings, variable rate debt and current maturities of fixed rate debt exposed to variable interest rate sensitivity. A 100-basis-point change in interest rates applicable to this debt would impact Evergy's income before income taxes on an annualized basis by approximately $9.7 million, net of AFUDC borrowed funds which represents the allowed cost of capital used to finance utility construction activity and is a reduction of interest expense.
Credit Risk
Evergy is exposed to counterparty credit risk largely in the form of accounts receivable from its retail and wholesale electric customers and through executory contracts with market risk exposure. The credit risk associated with accounts receivable from retail and wholesale customers is largely mitigated by Evergy's large number of individual customers spread across diverse customer classes and the ability to recover bad debt expense in customer rates. The Evergy Companies maintain credit policies and employ credit risk control mechanisms, such as letters of credit, when necessary to minimize their overall credit risk and monitor exposure. Credit risk of the Evergy Companies' derivative instruments relates to the potential adverse financial impact resulting from non-performance by a counterparty of its contractual obligations. See Note 13 to the consolidated financial statements for more information on potential loss on counterparty exposure for derivative instruments as of December 31, 2023.
Investment Risk
Evergy maintains trust funds, as required by the NRC, to fund its 94% share of decommissioning the Wolf Creek nuclear power plant and also maintains trusts to fund pension benefits as well as certain non-qualified retirement benefits. As of December 31, 2023, these funds were primarily invested in a diversified mix of equity and debt securities and reflected at fair value on Evergy's balance sheet. The equity securities in the trusts are exposed to price fluctuations in equity markets and the value of debt securities are exposed to changes in interest rates and other market factors.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Evergy, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Rate Matters and Regulation - Impact of Rate Regulation on the Financial Statements - Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
The Company is subject to wholesale regulation by the Federal Energy Regulatory Commission and rate regulation by the Kansas Corporation Commission and by the Missouri Public Service Commission (collectively the "Commissions"), which have jurisdiction with respect to the rates of electric distribution companies in Kansas and Missouri, respectively. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures.
The Company's rates are subject to regulatory rate-setting processes and annual earnings oversight. Because the Commissions set the rates, the Company is allowed to charge customers based on allowable costs, including a reasonable return on equity, and the Company applies accounting standards that require the financial statements to reflect the effects of rate regulation, including the recording of regulatory assets and liabilities. The Company assesses whether the regulatory assets and regulatory liabilities continue to meet the criteria for probable future recovery or settlement at each balance sheet date and when regulatory events occur. This assessment includes consideration of recent rate orders, historical regulatory treatment for similar costs, and factors such as changes in applicable regulatory and political environments. While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the Commissions will not approve (1) full recovery of the costs of providing utility service or (2) full recovery of amounts invested in the utility business and a reasonable return on that investment.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:
•We tested the effectiveness of management's controls over the evaluation of the likelihood of (1) the recovery in future rates of costs deferred as regulatory assets and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities.
•We tested the effectiveness of management's controls over the initial recognition of amounts as regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates, including Company management's determination of the likelihood of recovery of the full investment of certain regulated plants and probability of refunding amounts previously collected from customers related to certain regulated plants.
•We evaluated the Company's disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
•We evaluated external information and compared it to management's recorded regulatory asset and liability balances for completeness. Such external information included relevant regulatory orders issued by the Federal Energy Regulatory Commission as well as the Commissions for the Company and other public utilities in Kansas and Missouri, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions' treatment of similar costs under similar circumstances.
•For regulatory matters in process, we inspected the Company's filings with the Commissions and the filings with the Commissions by intervenors that may impact the Company's future rates, for any evidence that might contradict management's assertions.
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
February 28, 2024

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Evergy Kansas Central, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Evergy Kansas Central, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
Rate Matters and Regulation - Impact of Rate Regulation on the Financial Statements - Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
The Company is subject to wholesale regulation by the Federal Energy Regulatory Commission and rate regulation by the Kansas Corporation Commission (the "Commission"), which has jurisdiction with respect to the rates of electric distribution companies in Kansas. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment, including asset retirements and abandonments; regulatory assets and liabilities; operating revenues; operating and maintenance expense; and depreciation expense.
The Company's rates are subject to regulatory rate-setting processes and annual earnings oversight. Because the Commissions set the rates, the Company is allowed to charge customers based on allowable costs, including a reasonable return on equity, and the Company applies accounting standards that require the financial statements to reflect the effects of rate regulation, including the recording of regulatory assets and liabilities. The Company assesses whether the regulatory assets and regulatory liabilities continue to meet the criteria for probable future recovery or settlement at each balance sheet date and when regulatory events occur. This assessment includes consideration of recent rate orders, historical regulatory treatment for similar costs, and factors such as changes in applicable regulatory and political environments. While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the Commissions will not approve (1) full recovery of the costs of providing utility service or (2) full recovery of amounts invested in the utility business and a reasonable return on that investment.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the Commission included the following, among others:
•We tested the effectiveness of management's controls over the evaluation of the likelihood of (1) the recovery in future rates of costs deferred as regulatory assets and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities.
•We tested the effectiveness of management's controls over the initial recognition of amounts as regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.
•We evaluated the Company's disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
•We evaluated external information and compared it to management's recorded regulatory asset and liability balances for completeness. Such external information included relevant regulatory orders issued by the Federal Energy Regulatory Commission as well as the Commission for the Company and other public utilities in Kansas, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commission's treatment of similar costs under similar circumstances.
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
February 28, 2024

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Evergy Metro, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Evergy Metro, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
Rate Matters and Regulation - Impact of Rate Regulation on the Financial Statements - Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
The Company is subject to wholesale regulation by the Federal Energy Regulatory Commission and rate regulation by the Kansas Corporation Commission and by the Missouri Public Service Commission (collectively the "Commissions"), which have jurisdiction with respect to the rates of electric distribution companies in Kansas and Missouri, respectively. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment, including asset retirements and abandonments; regulatory assets and liabilities; operating revenues; operating and maintenance expense; and depreciation expense.
The Company's rates are subject to regulatory rate-setting processes and annual earnings oversight. Because the Commissions set the rates, the Company is allowed to charge customers based on allowable costs, including a reasonable return on equity, and the Company applies accounting standards that require the financial statements to reflect the effects of rate regulation, including the recording of regulatory assets and liabilities. The Company assesses whether the regulatory assets and regulatory liabilities continue to meet the criteria for probable future recovery or settlement at each balance sheet date and when regulatory events occur. This assessment includes consideration of recent rate orders, historical regulatory treatment for similar costs and factors such as changes in applicable regulatory and political environments. While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the Commissions will not approve (1) full recovery of the costs of providing utility service or (2) full recovery of amounts invested in the utility business and a reasonable return on that investment.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:
•We tested the effectiveness of management's controls over the evaluation of the likelihood of (1) the recovery in future rates of costs deferred as regulatory assets and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities.
•We tested the effectiveness of management's controls over the initial recognition of amounts as regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.
•We evaluated the Company's disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
•We evaluated external information and compared it to management's recorded regulatory asset and liability balances for completeness. Such external information included relevant regulatory orders issued by the Federal Energy Regulatory Commission as well as the Commissions for the Company and other public utilities in Kansas and Missouri, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions' treatment of similar costs under similar circumstances.
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
/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 28, 2024

We have served as the Company's auditor since 2002.

EVERGY, INC.
Consolidated Statements of Comprehensive Income

Year Ended December 31	2023	2022	2021
	(millions, except per share amounts)
OPERATING REVENUES	$5,508.2	$5,859.1	$5,586.7
OPERATING EXPENSES:
Fuel and purchased power	1,494.8	1,821.2	1,557.0
SPP network transmission costs	302.6	323.0	290.4
Operating and maintenance	945.3	1,085.3	1,107.5
Depreciation and amortization	1,076.5	929.4	896.4
Taxes other than income tax	406.6	398.1	380.5
Sibley Unit 3 impairment loss and other regulatory disallowances	—	34.9	—
Total Operating Expenses	4,225.8	4,591.9	4,231.8
INCOME FROM OPERATIONS	1,282.4	1,267.2	1,354.9
OTHER INCOME (EXPENSE):
Investment earnings	29.7	9.4	59.9
Other income	40.6	29.9	46.3
Other expense	(75.1)	(97.3)	(87.4)
Total Other Expense, Net	(4.8)	(58.0)	18.8
Interest expense	525.8	404.0	372.6
INCOME BEFORE INCOME TAXES	751.8	805.2	1,001.1
Income tax expense	15.6	47.5	117.4
Equity in earnings of equity method investees, net of income taxes	7.4	7.3	8.2
NET INCOME	743.6	765.0	891.9
Less: Net income attributable to noncontrolling interests	12.3	12.3	12.2
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$731.3	$752.7	$879.7
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO EVERGY, INC. (see Note 1)
Basic earnings per common share	$3.18	$3.27	$3.84
Diluted earnings per common share	$3.17	$3.27	$3.83
AVERAGE COMMON SHARES OUTSTANDING
Basic	230.0	229.9	229.0
Diluted	230.5	230.3	229.6
COMPREHENSIVE INCOME
NET INCOME	$743.6	$765.0	$891.9
Derivative hedging activity
Reclassification to expenses, net of tax	5.4	5.5	5.5
Derivative hedging activity, net of tax	5.4	5.5	5.5
Defined benefit pension plans
Net gain (loss) arising during period	(0.5)	5.0	(0.1)
Income tax (expense) benefit	0.1	(1.2)	—
Net gain (loss) arising during period, net of tax	(0.4)	3.8	(0.1)
Amortization of net (gains) losses included in net periodic benefit costs, net of tax	(0.1)	0.2	—
Change in unrecognized pension expense, net of tax	(0.5)	4.0	(0.1)
Total other comprehensive income	4.9	9.5	5.4
COMPREHENSIVE INCOME	748.5	774.5	897.3
Less: Comprehensive income attributable to noncontrolling interest	12.3	12.3	12.2
COMPREHENSIVE INCOME ATTRIBUTABLE TO EVERGY, INC.	$736.2	$762.2	$885.1
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets

	December 31
	2023	2022
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$27.7	$25.2
Receivables, net of allowance for credit losses of $24.2 and $31.4, respectively	256.9	315.3
Accounts receivable pledged as collateral	342.0	359.0
Fuel inventory and supplies	776.2	672.9
Income taxes receivable	11.5	9.3
Regulatory assets	292.1	368.0
Prepaid expenses	51.3	47.8
Other assets	31.4	44.5
Total Current Assets	1,789.1	1,842.0
PROPERTY, PLANT AND EQUIPMENT, NET	23,595.1	22,136.5
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITY, NET	133.6	140.7
OTHER ASSETS:
Regulatory assets	1,795.3	1,846.3
Nuclear decommissioning trust fund	766.4	653.3
Goodwill	2,336.6	2,336.6
Other	560.0	534.5
Total Other Assets	5,458.3	5,370.7
TOTAL ASSETS	$30,976.1	$29,489.9
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets

	December 31
	2023	2022
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$800.0	$439.1
Commercial paper	951.8	1,332.3
Collateralized note payable	342.0	359.0
Accounts payable	616.9	600.8
Accrued taxes	156.7	163.0
Accrued interest	134.2	124.3
Regulatory liabilities	183.0	155.4
Asset retirement obligations	40.3	40.4
Accrued compensation and benefits	74.5	81.1
Other	213.2	198.4
Total Current Liabilities	3,512.6	3,493.8
LONG-TERM LIABILITIES:
Long-term debt, net	11,053.3	9,905.7
Deferred income taxes	2,097.9	1,996.6
Unamortized investment tax credits	170.0	174.6
Regulatory liabilities	2,542.5	2,566.8
Pension and post-retirement liability	464.1	458.4
Asset retirement obligations	1,162.8	1,112.8
Other	287.9	287.9
Total Long-Term Liabilities	17,778.5	16,502.8
Commitments and Contingencies (Note 15)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value 229,729,296 and 229,546,105 shares issued, stated value	7,234.9	7,219.7
Retained earnings	2,457.8	2,298.5
Accumulated other comprehensive loss	(29.6)	(34.5)
Total Evergy, Inc. Shareholders' Equity	9,663.1	9,483.7
Noncontrolling Interests	21.9	9.6
Total Equity	9,685.0	9,493.3
TOTAL LIABILITIES AND EQUITY	$30,976.1	$29,489.9
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Cash Flows

Year Ended December 31	2023	2022	2021
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$743.6	$765.0	$891.9
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	1,076.5	929.4	896.4
Amortization of nuclear fuel	62.4	55.5	51.4
Amortization of deferred refueling outage	18.2	22.3	25.1
Amortization of corporate-owned life insurance	25.1	25.0	24.1
Non-cash compensation	17.7	18.8	15.6
Net deferred income taxes and credits	(16.6)	7.3	102.2
Allowance for equity funds used during construction	(10.8)	(22.5)	(29.4)
Payments for asset retirement obligations	(21.8)	(13.0)	(22.6)
Equity in earnings of equity method investees, net of income taxes	(7.4)	(7.3)	(8.2)
Income from corporate-owned life insurance	(30.0)	(5.6)	(14.2)
Sibley Unit 3 impairment loss and other regulatory disallowances	—	34.9	—
Other	1.5	0.7	(13.8)
Changes in working capital items:
Accounts receivable	54.5	(59.8)	69.9
Accounts receivable pledged as collateral	17.0	(40.0)	41.0
Fuel inventory and supplies	(102.4)	(105.6)	(61.6)
Prepaid expenses and other current assets	136.6	(3.1)	(299.8)
Accounts payable	(47.2)	2.1	(55.1)
Accrued taxes	(8.6)	32.2	41.4
Other current liabilities	(43.8)	0.8	(19.4)
Changes in other assets	21.7	81.0	(251.5)
Changes in other liabilities	94.0	83.8	(31.7)
Cash Flows from Operating Activities	1,980.2	1,801.9	1,351.7
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,334.0)	(2,166.5)	(1,972.5)
Acquisition of Persimmon Creek, net of cash acquired	(217.9)	—	—
Purchase of securities - trusts	(58.7)	(50.5)	(158.2)
Sale of securities - trusts	35.1	27.3	115.7
Investment in corporate-owned life insurance	(16.0)	(16.5)	(14.2)
Proceeds from investment in corporate-owned life insurance	118.7	35.2	77.0
Other investing activities	1.1	18.8	38.4
Cash Flows used in Investing Activities	(2,471.7)	(2,152.2)	(1,913.8)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(381.9)	172.9	840.5
Proceeds from term loan facility	—	500.0	—
Repayment of term loan facility	(500.0)	—	—
Collateralized short-term borrowings, net	(17.0)	40.0	(41.0)
Issuance of common stock	—	—	112.5
Proceeds from long-term debt	2,444.8	567.7	497.3
Retirements of long-term debt	(439.5)	(410.9)	(432.0)
Retirements of long-term debt of variable interest entities	—	—	(18.8)
Borrowings against cash surrender value of corporate-owned life insurance	53.2	53.5	54.4
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(89.8)	(28.0)	(62.3)
Cash dividends paid	(569.6)	(534.8)	(497.9)
Other financing activities	(6.2)	(11.1)	(9.3)
Cash Flows from Financing Activities	494.0	349.3	443.4
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2.5	(1.0)	(118.7)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	25.2	26.2	144.9
End of period	$27.7	$25.2	$26.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Changes in Equity

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	AOCI	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2020	226,836,670	$7,080.0	$1,702.8	$(49.4)	$(14.9)	$8,718.5
Net income	—	—	879.7	—	12.2	891.9
Issuance of stock, net issuance costs	2,269,447	112.5	—	—	—	112.5
Issuance of stock compensation and reinvested dividends, net of tax withholding	139,729	(2.4)	—	—	—	(2.4)
Issuance of restricted common stock	54,054	2.9	—	—	—	2.9
Dividends declared on common stock ($2.178 per share)	—	—	(497.9)	—	—	(497.9)
Dividend equivalents declared	—	—	(1.7)	—	—	(1.7)
Stock compensation expense	—	13.8	—	—	—	13.8
Unearned compensation
Issuance of restricted common stock	—	(2.9)	—	—	—	(2.9)
Compensation expense recognized	—	1.8	—	—	—	1.8
Derivative hedging activity, net of tax	—	—	—	5.5	—	5.5
Change in unrecognized pension expense, net of tax	—	—	—	(0.1)	—	(0.1)
Other	—	(0.2)	—	—	—	(0.2)
Balance as of December 31, 2021	229,299,900	7,205.5	2,082.9	(44.0)	(2.7)	9,241.7
Net income	—	—	752.7	—	12.3	765.0
Issuance of stock compensation and reinvested dividends, net of tax withholding	246,205	(5.2)	—	—	—	(5.2)
Dividends declared on common stock ($2.33 per share)	—	—	(534.8)	—	—	(534.8)
Dividend equivalents declared	—	—	(2.3)	—	—	(2.3)
Stock compensation expense	—	18.1	—	—	—	18.1
Unearned compensation
Compensation expense recognized	—	0.7	—	—	—	0.7
Derivative hedging activity, net of tax	—	—	—	5.5	—	5.5
Change in unrecognized pension expense, net of tax	—	—	—	4.0	—	4.0
Other	—	0.6	—	—	—	0.6
Balance as of December 31, 2022	229,546,105	7,219.7	2,298.5	(34.5)	9.6	9,493.3
Net income	—	—	731.3	—	12.3	743.6
Issuance of stock compensation and reinvested dividends, net of tax withholding	183,191	(2.5)	—	—	—	(2.5)
Dividends declared on common stock ($2.48 per share)	—	—	(569.6)	—	—	(569.6)
Dividend equivalents declared	—	—	(2.4)	—	—	(2.4)
Stock compensation expense	—	17.5	—	—	—	17.5
Unearned compensation
Compensation expense recognized	—	0.2	—	—	—	0.2
Derivative hedging activity, net of tax	—	—	—	5.4	—	5.4
Change in unrecognized pension expense, net of tax	—	—	—	(0.5)	—	(0.5)
Balance as of December 31, 2023	229,729,296	$7,234.9	$2,457.8	$(29.6)	$21.9	$9,685.0
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Income

Year Ended December 31	2023	2022	2021
	(millions)
OPERATING REVENUES	$2,698.4	$3,055.9	$2,847.3
OPERATING EXPENSES:
Fuel and purchased power	592.6	855.5	638.7
SPP network transmission costs	302.6	323.0	290.4
Operating and maintenance	477.3	536.3	530.8
Depreciation and amortization	515.5	484.6	467.2
Taxes other than income tax	219.8	216.5	203.9
Total Operating Expenses	2,107.8	2,415.9	2,131.0
INCOME FROM OPERATIONS	590.6	640.0	716.3
OTHER INCOME (EXPENSE):
Investment earnings (loss)	3.4	(3.8)	1.3
Other income	34.3	14.4	27.0
Other expense	(38.7)	(39.6)	(35.9)
Total Other Expense, Net	(1.0)	(29.0)	(7.6)
Interest expense	214.6	181.8	160.3
INCOME BEFORE INCOME TAXES	375.0	429.2	548.4
Income tax expense (benefit)	(5.9)	12.3	51.7
Equity in earnings of equity method investees, net of income taxes	3.6	4.0	4.0
NET INCOME	384.5	420.9	500.7
Less: Net income attributable to noncontrolling interests	12.3	12.3	12.2
NET INCOME ATTRIBUTABLE TO EVERGY KANSAS CENTRAL, INC.	$372.2	$408.6	$488.5
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets

	December 31
	2023	2022
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$9.2	$8.7
Receivables, net of allowance for credit losses of $11.6 and $16.9, respectively	171.8	249.4
Related party receivables	11.6	7.9
Accounts receivable pledged as collateral	166.0	185.0
Fuel inventory and supplies	411.9	349.5
Income taxes receivable	11.5	—
Regulatory assets	127.7	121.9
Prepaid expenses	22.9	18.7
Other assets	13.2	28.8
Total Current Assets	945.8	969.9
PROPERTY, PLANT AND EQUIPMENT, NET	11,988.3	11,080.8
PROPERTY, PLANT AND EQUIPMENT OF VARIABLE INTEREST ENTITY, NET	133.6	140.7
OTHER ASSETS:
Regulatory assets	505.2	590.0
Nuclear decommissioning trust fund	365.1	318.8
Other	288.6	268.1
Total Other Assets	1,158.9	1,176.9
TOTAL ASSETS	$14,226.6	$13,368.3
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets

	December 31
	2023	2022
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$50.0
Commercial paper	230.4	772.1
Collateralized note payable	166.0	185.0
Accounts payable	244.7	247.3
Related party payables	294.4	28.9
Accrued taxes	111.1	125.5
Accrued interest	79.7	72.6
Regulatory liabilities	104.1	72.1
Asset retirement obligations	22.2	21.3
Accrued compensation and benefits	37.6	39.4
Other	142.4	135.0
Total Current Liabilities	1,432.6	1,749.2
LONG-TERM LIABILITIES:
Long-term debt, net	4,580.4	3,886.9
Deferred income taxes	844.2	844.5
Unamortized investment tax credits	56.2	57.3
Regulatory liabilities	1,432.4	1,368.9
Pension and post-retirement liability	256.3	244.7
Asset retirement obligations	577.1	543.8
Other	155.5	165.6
Total Long-Term Liabilities	7,902.1	7,111.7
Commitments and Contingencies (Note 15)
EQUITY:
Evergy Kansas Central, Inc. Shareholder's Equity:
Common stock - 1,000 shares authorized, $0.01 par value, 1 share issued	2,737.6	2,737.6
Retained earnings	2,132.4	1,760.2
Total Evergy Kansas Central, Inc. Shareholder's Equity	4,870.0	4,497.8
Noncontrolling Interests	21.9	9.6
Total Equity	4,891.9	4,507.4
TOTAL LIABILITIES AND EQUITY	$14,226.6	$13,368.3
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Cash Flows

Year Ended December 31	2023	2022	2021
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$384.5	$420.9	$500.7
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	515.5	484.6	467.2
Amortization of nuclear fuel	30.9	27.6	25.6
Amortization of deferred refueling outage	9.1	10.6	12.6
Amortization of corporate-owned life insurance	25.1	25.0	24.1
Net deferred income taxes and credits	(38.4)	(87.4)	(1.4)
Allowance for equity funds used during construction	(6.4)	(8.5)	(14.9)
Payments for asset retirement obligations	(9.8)	(6.9)	(6.2)
Equity in earnings of equity method investees, net of income taxes	(3.6)	(4.0)	(4.0)
Income from corporate-owned life insurance	(30.0)	(5.6)	(14.2)
Other	(5.5)	(5.5)	(5.5)
Changes in working capital items:
Accounts receivable	70.6	(11.0)	23.5
Accounts receivable pledged as collateral	19.0	(32.0)	27.0
Fuel inventory and supplies	(61.5)	(65.7)	(6.2)
Prepaid expenses and other current assets	65.3	102.7	(196.1)
Accounts payable	(26.4)	2.9	(39.1)
Accrued taxes	(25.9)	29.0	20.3
Other current liabilities	(26.0)	22.8	(55.0)
Changes in other assets	4.6	42.3	(48.3)
Changes in other liabilities	126.8	4.0	(10.0)
Cash Flows from Operating Activities	1,017.9	945.8	700.1
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,196.8)	(918.9)	(835.7)
Acquisition of Persimmon Creek, net of cash acquired	(217.9)	—	—
Purchase of securities - trusts	(25.6)	(24.9)	(129.9)
Sale of securities - trusts	8.3	11.2	97.5
Investment in corporate-owned life insurance	(16.0)	(16.4)	(14.2)
Proceeds from investment in corporate-owned life insurance	117.4	35.2	77.0
Other investing activities	13.3	11.0	26.5
Cash Flows used in Investing Activities	(1,317.3)	(902.8)	(778.8)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(542.4)	366.1	354.0
Collateralized short-term debt, net	(19.0)	32.0	(27.0)
Proceeds from long-term debt	690.5	—	—
Retirements of long-term debt	(50.0)	—	—
Retirements of long-term debt of variable interest entities	—	—	(18.8)
Net money pool borrowings	261.4	—	—
Borrowings against cash surrender value of corporate-owned life insurance	50.2	51.6	51.4
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(88.6)	(28.0)	(62.3)
Cash dividends paid	—	(455.0)	(240.0)
Other financing activities	(2.2)	(4.1)	(4.2)
Cash Flows from (used in) Financing Activities	299.9	(37.4)	53.1
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	0.5	5.6	(25.6)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	8.7	3.1	28.7
End of period	$9.2	$8.7	$3.1
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Changes in Equity

	Evergy Kansas Central, Inc. Shareholder
	Common stock shares	Common stock	Retained earnings	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2020	1	$2,737.6	$1,558.1	$(14.9)	$4,280.8
Net income	—	—	488.5	12.2	500.7
Dividends declared on common stock	—	—	(240.0)	—	(240.0)
Balance as of December 31, 2021	1	2,737.6	1,806.6	(2.7)	4,541.5
Net income	—	—	408.6	12.3	420.9
Dividends declared on common stock	—	—	(455.0)	—	(455.0)
Balance as of December 31, 2022	1	2,737.6	1,760.2	9.6	4,507.4
Net income	—	—	372.2	12.3	384.5
Balance as of December 31, 2023	1	$2,737.6	$2,132.4	$21.9	$4,891.9
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Comprehensive Income

Year Ended December 31	2023	2022	2021
	(millions)
OPERATING REVENUES	$1,889.0	$1,970.6	$1,913.7
OPERATING EXPENSES:
Fuel and purchased power	530.9	630.7	613.5
Operating and maintenance	284.1	334.4	365.4
Depreciation and amortization	416.6	337.8	321.0
Taxes other than income tax	132.8	130.0	126.2
Other regulatory disallowances	—	5.5	—
Total Operating Expenses	1,364.4	1,438.4	1,426.1
INCOME FROM OPERATIONS	524.6	532.2	487.6
OTHER INCOME (EXPENSE):
Investment earnings	3.8	2.9	0.2
Other income	5.6	15.2	16.1
Other expense	(27.0)	(33.9)	(29.4)
Total Other Expense, Net	(17.6)	(15.8)	(13.1)
Interest expense	135.8	110.7	109.8
INCOME BEFORE INCOME TAXES	371.2	405.7	364.7
Income tax expense	39.2	50.3	52.4
NET INCOME	$332.0	$355.4	$312.3
COMPREHENSIVE INCOME
NET INCOME	$332.0	$355.4	$312.3
OTHER COMPREHENSIVE INCOME:
Derivative hedging activity
Reclassification to expenses, net of tax	(0.3)	(0.3)	(0.3)
Derivative hedging activity, net of tax	(0.3)	(0.3)	(0.3)
Total other comprehensive loss	(0.3)	(0.3)	(0.3)
COMPREHENSIVE INCOME	$331.7	$355.1	$312.0
The disclosures regarding Evergy Metro included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets

	December 31
	2023	2022
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$3.3	$3.1
Receivables, net of allowance for credit losses of $7.9 and $9.3, respectively	55.0	37.8
Related party receivables	128.5	170.4
Accounts receivable pledged as collateral	126.0	124.0
Fuel inventory and supplies	264.6	240.6
Income taxes receivable	—	0.2
Regulatory assets	53.2	42.3
Prepaid expenses	20.9	22.4
Other assets	14.7	11.0
Total Current Assets	666.2	651.8
PROPERTY, PLANT AND EQUIPMENT, NET	8,131.2	7,844.2
OTHER ASSETS:
Regulatory assets	380.8	331.5
Nuclear decommissioning trust fund	401.3	334.5
Other	77.0	87.2
Total Other Assets	859.1	753.2
TOTAL ASSETS	$9,656.5	$9,249.2
The disclosures regarding Evergy Metro included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets

	December 31
	2023	2022
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$379.5
Commercial paper	423.3	111.0
Collateralized note payable	126.0	124.0
Accounts payable	272.5	252.3
Related party payables	1.1	0.9
Accrued taxes	45.7	40.5
Accrued interest	27.4	27.9
Regulatory liabilities	43.0	55.3
Asset retirement obligations	16.0	17.1
Accrued compensation and benefits	36.9	41.7
Other	58.3	49.2
Total Current Liabilities	1,050.2	1,099.4
LONG-TERM LIABILITIES:
Long-term debt, net	2,924.4	2,547.1
Deferred income taxes	797.2	720.9
Unamortized investment tax credits	111.3	114.7
Regulatory liabilities	860.2	872.8
Pension and post-retirement liability	190.8	196.6
Asset retirement obligations	444.4	427.1
Other	85.0	84.3
Total Long-Term Liabilities	5,413.3	4,963.5
Commitments and Contingencies (Note 15)
EQUITY:
Common stock - 1,000 shares authorized, without par value, 1 share issued, stated value	1,563.1	1,563.1
Retained earnings	1,626.2	1,619.2
Accumulated other comprehensive income	3.7	4.0
Total Equity	3,193.0	3,186.3
TOTAL LIABILITIES AND EQUITY	$9,656.5	$9,249.2
The disclosures regarding Evergy Metro included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Cash Flows

Year Ended December 31	2023	2022	2021
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$332.0	$355.4	$312.3
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	416.6	337.8	321.0
Amortization of nuclear fuel	31.5	27.9	25.8
Amortization of deferred refueling outage	9.1	11.7	12.6
Net deferred income taxes and credits	22.3	68.1	10.0
Allowance for equity funds used during construction	(4.4)	(14.2)	(12.6)
Payments for asset retirement obligations	(8.6)	(5.3)	(7.4)
Other regulatory disallowances	—	5.5	—
Other	(0.4)	(0.4)	(0.4)
Changes in working capital items:
Accounts receivable	(0.2)	5.1	43.2
Accounts receivable pledged as collateral	(2.0)	(8.0)	14.0
Fuel inventory and supplies	(24.0)	(29.6)	(40.6)
Prepaid expenses and other current assets	(15.3)	(6.2)	(16.3)
Accounts payable	(7.3)	(43.2)	(1.1)
Accrued taxes	5.4	1.7	6.9
Other current liabilities	(19.8)	(30.6)	44.0
Changes in other assets	14.2	59.1	61.5
Changes in other liabilities	(5.9)	(3.7)	(38.7)
Cash Flows from Operating Activities	743.2	731.1	734.2
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(757.4)	(780.9)	(682.9)
Purchase of securities - trusts	(33.1)	(25.6)	(28.3)
Sale of securities - trusts	26.8	16.1	18.2
Net money pool lending	31.0	124.0	(55.0)
Other investing activities	3.5	6.2	6.8
Cash Flows used in Investing Activities	(729.2)	(660.2)	(741.2)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	312.3	111.0	—
Collateralized short-term debt, net	2.0	8.0	(14.0)
Proceeds from long-term debt	375.2	23.4	—
Retirements of long-term debt	(379.5)	(23.4)	—
Cash dividends paid	(325.0)	(190.0)	(50.0)
Other financing activities	1.2	1.1	1.5
Cash Flows used in Financing Activities	(13.8)	(69.9)	(62.5)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	0.2	1.0	(69.5)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	3.1	2.1	71.6
End of period	$3.3	$3.1	$2.1
The disclosures regarding Evergy Metro included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC
Consolidated Statements of Changes in Equity

	Common stock shares	Common Stock	Retained earnings	AOCI - Net gains (losses) on cash flow hedges	Total Equity
	(millions, except share amounts)
Balance as of December 31, 2020	1	$1,563.1	$1,191.5	$4.6	$2,759.2
Net income	—	—	312.3	—	312.3
Dividends declared on common stock	—	—	(50.0)	—	(50.0)
Derivative hedging activity, net of tax	—	—	—	(0.3)	(0.3)
Balance as of December 31, 2021	1	1,563.1	1,453.8	4.3	3,021.2
Net income	—	—	355.4	—	355.4
Dividends declared on common stock	—	—	(190.0)	—	(190.0)
Derivative hedging activity, net of tax	—	—	—	(0.3)	(0.3)
Balance as of December 31, 2022	1	1,563.1	1,619.2	4.0	3,186.3
Net income	—	—	332.0	—	332.0
Dividends declared on common stock	—	—	(325.0)	—	(325.0)
Derivative hedging activity, net of tax	—	—	—	(0.3)	(0.3)
Balance as of December 31, 2023	1	$1,563.1	$1,626.2	$3.7	$3,193.0
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

Evergy Kansas Central, Evergy Kansas South, Evergy Metro and Evergy Missouri West conduct business in their respective service territories using the name Evergy. Collectively, the Evergy Companies have approximately 15,600 megawatts (MWs) of owned generating capacity and renewable power purchase agreements and engage in the generation, transmission, distribution and sale of electricity to approximately 1.7 million customers in the states of Kansas and Missouri.
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

	December 31
	2023	2022
Evergy	(millions)
Fuel inventory	$257.3	$180.7
Supplies	518.9	492.2
Fuel inventory and supplies	$776.2	$672.9
Evergy Kansas Central
Fuel inventory	$138.6	$97.2
Supplies	273.3	252.3
Fuel inventory and supplies	$411.9	$349.5
Evergy Metro
Fuel inventory	$81.5	$59.0
Supplies	183.1	181.6
Fuel inventory and supplies	$264.6	$240.6
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

The amounts of the Evergy Companies' AFUDC for borrowed and equity funds are detailed in the following table.

	2023	2022	2021
Evergy	(millions)
AFUDC borrowed funds	$39.3	$15.8	$14.7
AFUDC equity funds	10.8	22.5	29.4
Total	$50.1	$38.3	$44.1
Evergy Kansas Central
AFUDC borrowed funds	$22.2	$6.9	$7.1
AFUDC equity funds	6.4	8.5	14.9
Total	$28.6	$15.4	$22.0
Evergy Metro
AFUDC borrowed funds	$11.8	$6.5	$6.0
AFUDC equity funds	4.4	14.2	12.6
Total	$16.2	$20.7	$18.6
The average rates used in the calculation of AFUDC are detailed in the following table.

	2023	2022	2021
Evergy Kansas Central	5.7%	3.1%	4.9%
Evergy Metro	5.2%	5.7%	5.6%
Evergy Missouri West	5.6%	2.3%	2.6%
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
The depreciable lives of Evergy's, Evergy Kansas Central's and Evergy Metro's property, plant and equipment are detailed in the following table.

	Evergy			Evergy Kansas Central			Evergy Metro
	(years)
Generating facilities	5	to	66	5	to	66	7	to	58
Transmission facilities	27	to	66	29	to	63	27	to	64
Distribution facilities	10	to	63	13	to	61	10	to	54
Other	5	to	57	5	to	57	8	to	37
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
Evergy Missouri West retired its Sibley Station in 2018 and the retirement of Sibley Unit 3 met the criteria to be considered an abandonment. Evergy had classified the remaining net book value of Sibley Unit 3 as retired generation facilities within regulatory assets on its consolidated balance sheet. In 2022, the MPSC issued an amended final rate order determining that Evergy Missouri West be allowed to collect its existing investment in Sibley Unit 3 from customers over eight years but will not be allowed to collect the return on its unrecovered investment in Sibley Unit 3. As a result of the order, Evergy Missouri West recorded a $26.7 million impairment loss on Sibley Unit 3 in 2022.
Nuclear Plant Decommissioning Costs
Nuclear plant decommissioning cost estimates are based on either the immediate dismantling method or the deferred dismantling method as determined by the State Corporation Commission of the State of Kansas (KCC) and Public Service Commission of the State of Missouri (MPSC) and include the costs of decontamination, dismantlement and site restoration. Based on these cost estimates, Evergy Kansas Central and Evergy Metro each contribute to a tax-qualified trust fund to be used to decommission Wolf Creek. Related liabilities for decommissioning are included on Evergy's, Evergy Kansas Central's and Evergy Metro's consolidated balance sheets in asset retirement obligations (AROs).
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

	December 31
	2023	2022
Evergy	(millions)
Cash surrender value of policies	$1,349.9	$1,387.4
Borrowings against policies	(1,221.1)	(1,256.6)
Corporate-owned life insurance, net	$128.8	$130.8
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
Revenue Recognition
The Evergy Companies recognize revenue on the sale of electricity to customers over time as the service is provided in the amount they have the right to invoice. Revenues recorded include electric services provided but not yet billed by the Evergy Companies. Unbilled revenues are recorded for kWh usage in the period following the customers' billing cycle to the end of the month. This estimate is based on net system kWh usage less actual billed kWhs. The Evergy Companies' estimated unbilled kWhs are allocated and priced by regulatory jurisdiction across the rate classes based on actual billing rates. The Evergy Companies' unbilled revenue estimate is affected by factors including fluctuations in energy demand, weather, line losses and changes in the composition of customer classes. See Note 3 for the balance of unbilled receivables for each of Evergy, Evergy Kansas Central and Evergy Metro as of December 31, 2023 and 2022.
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
Other Income (Expense), Net
In 2022 and 2021, Evergy's investment earnings included a realized loss of $16.3 million and an unrealized gain of $27.7 million, respectively, related to Evergy's equity investment in an early-stage energy solutions company. See "Evergy Equity Investment" within this Note 1 for further information.
The Evergy Companies' other income includes income from AFUDC equity funds. See "Property, Plant and Equipment" within this Note 1 for these amounts for 2023, 2022 and 2021.
The table below shows the detail of other expense for each of the Evergy Companies.

	2023	2022	2021
Evergy	(millions)
Non-service cost component of net benefit cost	$(51.2)	$(62.9)	$(55.6)
Other	(23.9)	(34.4)	(31.8)
Other expense	$(75.1)	$(97.3)	$(87.4)
Evergy Kansas Central
Non-service cost component of net benefit cost	$(17.6)	$(17.1)	$(15.6)
Other	(21.1)	(22.5)	(20.3)
Other expense	$(38.7)	$(39.6)	$(35.9)
Evergy Metro
Non-service cost component of net benefit cost	$(24.8)	$(31.0)	$(26.7)
Other	(2.2)	(2.9)	(2.7)
Other expense	$(27.0)	$(33.9)	$(29.4)

Earnings Per Share
To compute basic earnings per common share (EPS), Evergy divides net income attributable to Evergy, Inc. by the weighted average number of common shares outstanding. Diluted EPS includes the effect of issuable common shares resulting from restricted share units (RSUs), restricted stock, convertible notes and a warrant. Evergy computes the dilutive effects of potential issuances of common shares using the treasury stock method, the contingently issuable share method or the if-converted method, as applicable.
The following table reconciles Evergy's basic and diluted EPS.

	2023	2022	2021
Income	(millions, except per share amounts)
Net income	$743.6	$765.0	$891.9
Less: Net income attributable to noncontrolling interests	12.3	12.3	12.2
Net income attributable to Evergy, Inc.	$731.3	$752.7	$879.7
Common Shares Outstanding
Weighted average number of common shares outstanding - basic	230.0	229.9	229.0
Add: effect of dilutive securities	0.5	0.4	0.6
Diluted average number of common shares outstanding	230.5	230.3	229.6
Basic EPS	$3.18	$3.27	$3.84
Diluted EPS	$3.17	$3.27	$3.83
Anti-dilutive securities excluded from the computation of diluted EPS for 2023 and 2022 were 3,950,000 common shares issuable pursuant to a warrant. Also, there was no dilution resulting from Evergy's convertible notes in 2023. There were no anti-dilutive securities excluded from the computation of diluted EPS for 2021.
Supplemental Cash Flow Information

Year Ended December 31	2023	2022	2021
Evergy	(millions)
Cash paid for (received from):
Interest, net of amount capitalized	$500.9	$393.7	$356.9
Interest of VIEs	—	—	0.2
Income taxes, net of refunds	34.4	21.6	(19.6)
Non-cash investing transactions:
Property, plant and equipment additions	251.3	354.7	269.3

Year Ended December 31	2023	2022	2021
Evergy Kansas Central	(millions)
Cash paid for (received from):
Interest, net of amount capitalized	$195.3	$170.2	$149.3
Interest of VIEs	—	—	0.2
Income taxes, net of refunds	54.4	79.8	37.5
Non-cash investing transactions:
Property, plant and equipment additions	134.1	203.9	101.9

Year Ended December 31	2023	2022	2021
Evergy Metro	(millions)
Cash paid for (received from):
Interest, net of amount capitalized	$134.3	$114.6	$110.8
Income taxes, net of refunds	9.8	(15.2)	36.6
Non-cash investing transactions:
Property, plant and equipment additions	83.2	125.8	102.2
Non-cash property, plant and equipment additions in 2022 for Evergy, Evergy Kansas Central and Evergy Metro include a non-cash addition related to the revision in estimate of various ARO liabilities in 2022. See Note 6 for more details.
Dividends Declared
In February 2024, Evergy's Board of Directors (Evergy Board) declared a quarterly dividend of $0.6425 per share on Evergy's common stock.  The common stock dividend is payable March 22, 2024, to shareholders of record as of March 11, 2024.
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
The Evergy Companies deferred substantially all of the fuel and purchased power costs, net of wholesale revenues, related to the February 2021 winter weather event to a regulatory asset or liability for recovery or refund through the respective fuel recovery mechanisms of Evergy Kansas Central and Evergy Metro and through a securitization financing order at Evergy Missouri West. See Note 4 for additional information regarding Evergy Missouri West's securitization proceeding.
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

Evergy Equity Investment
From time to time, Evergy makes limited equity investments in early-stage energy solution companies. These investments have historically not had a significant impact on Evergy's results of operations. In 2021, an equity investment in which Evergy held a minority stake through an initial investment of $3.7 million was acquired through a transaction involving a special purpose acquisition company (SPAC). As a result of its equity investment in the company that was acquired in the SPAC transaction, Evergy received shares of the resulting public company upon the closing of the transaction, which were subject to a restriction on sale for 150 days. Evergy recorded a $27.7 million unrealized gain in the fourth quarter of 2021 for the conversion of its shares into the newly formed public company and based on the closing share price as of December 31, 2021 adjusted to reflect the restriction on the sale of shares.
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
Evergy Missouri West's purchase was subject to regulatory approvals and closing conditions, including the granting of a Certificate of Convenience and Necessity (CCN) by the MPSC. In April 2023, the MPSC issued a final order granting the CCN pursuant to certain conditions related to sharing operational costs between ratepayers and shareholders. In May 2023, Evergy Missouri West assigned its right to purchase Persimmon Creek to Evergy Kansas Central and Evergy Kansas Central closed on the purchase of Persimmon Creek for $220.9 million, including costs incidental to the purchase of the plant. In December 2023, the KCC approved a unanimous settlement agreement that included the purchase of Persimmon Creek in Evergy Kansas Central's rates through a levelized revenue requirement approach at a fixed annual rate of $18.6 million for the first 20 years, after which the levelized revenue requirement will be reevaluated. See Note 4 for additional information on Evergy Kansas Central's rate case proceeding.
Natural Gas Plant Investment
In November 2023, Evergy Missouri West entered into an agreement to buy a joint ownership interest representing approximately 145 MW in Dogwood Energy Center (Dogwood), an operational natural gas combined cycle facility located in Missouri for approximately $60 million. The purchase is subject to regulatory approvals and closing conditions, including the granting by the MPSC of a CCN with reasonably acceptable terms. In November 2023, Evergy Missouri West filed an application for a CCN.
In February 2024, Evergy Missouri West, staff of the MPSC and other intervenors reached a unanimous stipulation and agreement recommending the MPSC grant Evergy Missouri West a CCN, subject to the terms and conditions included within the agreement. Among these terms and conditions, Evergy Missouri West shall be allowed to recover in rates a return of and return on the original cost, net of accumulated depreciation, of Dogwood. Evergy Missouri West shall also be allowed to recover in rates over two years a return of, but not a return on, the amount of the purchase price paid in excess of the original cost, net of accumulated depreciation, of Dogwood. In addition, net revenues generated from Evergy Missouri West's ownership of Dogwood from the date of closing to the date new rates become effective in Evergy Missouri West's current rate case shall not impact rates and shall be retained by

Evergy Missouri West and reduce the amount of the purchase price paid in excess of the original cost, net of accumulated depreciation, of Dogwood to be recovered from customers. A decision by the MPSC and the closing of the transaction are expected by the end of second quarter of 2024.
2. REVENUE
Evergy's, Evergy Kansas Central's and Evergy Metro's revenues disaggregated by customer class are summarized in the following tables.

Evergy
	2023	2022	2021
Revenues	(millions)
Residential	$2,036.7	$2,168.2	$1,918.3
Commercial	1,832.4	1,888.5	1,681.3
Industrial	625.9	686.2	597.0
Other retail	43.2	(32.1)	33.1
Total electric retail	$4,538.2	$4,710.8	$4,229.7
Wholesale	373.5	509.9	717.2
Transmission	403.2	343.7	356.8
Industrial steam and other	30.2	24.8	25.4
Total revenue from contracts with customers	$5,345.1	$5,589.2	$5,329.1
Other	163.1	269.9	257.6
Operating revenues	$5,508.2	$5,859.1	$5,586.7
Evergy's other retail electric revenues in 2022 include a $68.0 million deferral of revenues to a regulatory liability for the refund of amounts collected from customers since December 2018 for the return on investment of the retired Sibley Station.

Evergy Kansas Central
	2023	2022	2021
Revenues	(millions)
Residential	$821.0	$980.1	$824.1
Commercial	722.9	822.9	694.1
Industrial	398.5	465.7	391.7
Other retail	18.1	17.9	17.1
Total electric retail	$1,960.5	$2,286.6	$1,927.0
Wholesale	296.8	389.9	453.1
Transmission	385.8	305.0	322.9
Other	2.1	2.2	2.2
Total revenue from contracts with customers	$2,645.2	$2,983.7	$2,705.2
Other	53.2	72.2	142.1
Operating revenues	$2,698.4	$3,055.9	$2,847.3

Evergy Metro
	2023	2022	2021
Revenues	(millions)
Residential	$748.4	$746.4	$691.9
Commercial	778.9	758.6	713.3
Industrial	130.9	127.0	122.0
Other retail	12.7	11.5	9.2
Total electric retail	$1,670.9	$1,643.5	$1,536.4
Wholesale	91.9	111.9	242.6
Transmission	14.3	18.2	17.1
Other	3.3	0.9	3.6
Total revenue from contracts with customers	$1,780.4	$1,774.5	$1,799.7
Other	108.6	196.1	114.0
Operating revenues	$1,889.0	$1,970.6	$1,913.7
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
Wholesale sales within the SPP Integrated Marketplace are billed weekly based on the fixed transaction price determined by the market at the time of the sale and the megawatt hour (MWh) quantity purchased. Wholesale sales from bilateral contracts are billed monthly based on the contractually determined transaction price and the kWh quantity purchased.

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

3. RECEIVABLES
The Evergy Companies' receivables are detailed in the following table.

	December 31
	2023	2022
Evergy	(millions)
Customer accounts receivable - billed	$2.6	$8.9
Customer accounts receivable - unbilled	109.1	136.9
Other receivables	169.4	200.9
Allowance for credit losses	(24.2)	(31.4)
Total	$256.9	$315.3
Evergy Kansas Central
Customer accounts receivable - unbilled	39.9	71.4
Other receivables	143.5	194.9
Allowance for credit losses	(11.6)	(16.9)
Total	$171.8	$249.4
Evergy Metro
Customer accounts receivable - unbilled	27.2	25.5
Other receivables	35.7	21.6
Allowance for credit losses	(7.9)	(9.3)
Total	$55.0	$37.8
The Evergy Companies' other receivables as of December 31, 2023 and 2022, consisted primarily of receivables from partners in jointly-owned electric utility plants, wholesale sales receivables and receivables related to alternative revenue programs. The Evergy Companies' other receivables also included receivables from contracts with customers as summarized in the following table.

	December 31
	2023	2022
	(millions)
Evergy	$61.5	$113.0
Evergy Kansas Central	59.9	110.8
Evergy Metro	0.8	1.3

The change in the Evergy Companies' allowance for credit losses is summarized in the following table.

	2023	2022
Evergy	(millions)
Beginning balance January 1	$31.4	$32.9
Credit loss expense	15.4	16.1
Write-offs	(33.3)	(28.8)
Recoveries of prior write-offs	10.7	11.2
Ending balance December 31	$24.2	$31.4
Evergy Kansas Central
Beginning balance January 1	$16.9	$13.0
Credit loss expense	7.7	13.1
Write-offs	(17.7)	(13.7)
Recoveries of prior write-offs	4.7	4.5
Ending balance December 31	$11.6	$16.9
Evergy Metro
Beginning balance January 1	$9.3	$13.3
Credit loss expense	5.0	1.7
Write-offs	(10.5)	(10.2)
Recoveries of prior write-offs	4.1	4.5
Ending balance December 31	$7.9	$9.3
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

	December 31
	2023	2022
	(millions)
Evergy	$342.0	$359.0
Evergy Kansas Central	166.0	185.0
Evergy Metro	126.0	124.0
In February 2024, Evergy Kansas Central, Evergy Metro and Evergy Missouri West amended the terms of their receivable sale facilities, including extending the expiration of each receivable sale facility from 2024 to 2025. Prior to the amendment to Evergy Kansas Central's facility, it allowed for $185.0 million in aggregate outstanding principal amount of borrowings from mid-November through mid-July and then $200.0 million from mid-July through mid-November. Prior to the amendment to Evergy Metro's facility, it allowed for $130.0 million in aggregate outstanding principal amount of borrowings at any time. Prior to the amendment to Evergy Missouri West's facility, it allowed for $50.0 million in aggregate outstanding principal amount of borrowings from mid-November through mid-July and then $65.0 million from mid-July through mid-November.
Under the amended terms, effective in March 2024, Evergy Kansas Central's facility will allow up to $185.0 million in aggregate outstanding principal amount to be borrowed at any time. To the extent Evergy Kansas Central has qualifying accounts receivable and subject to the bank's discretion, Evergy Kansas Central's facility will allow for an additional $65.0 million in aggregate outstanding principal amount to be borrowed at any time. Evergy Metro's facility will allow up to $130.0 million in aggregate outstanding principal amount to be borrowed at any time. To the extent Evergy Metro has qualifying accounts receivable and subject to the bank's discretion, Evergy Metro's facility will allow for an additional $70.0 million in aggregate outstanding principal amount to be borrowed at any time. Evergy Missouri West's facility will allow up to $50.0 million in aggregate outstanding principal amount to be borrowed at any time. To the extent Evergy Missouri West has qualifying accounts receivable and subject to the bank's discretion, Evergy Missouri West's facility will allow for an additional $65.0 million in aggregate outstanding principal amount to be borrowed at any time.
4. RATE MATTERS AND REGULATION
KCC Proceedings
Evergy Kansas Central's and Evergy Metro's 2023 Rate Case Proceeding
In April 2023, Evergy Kansas Central and Evergy Metro filed applications with the KCC to request increases to their retail revenues of approximately $204 million and $14 million, respectively. Evergy Kansas Central's request reflected a return on equity of 10.25% (with a capital structure composed of 52% equity) and increases related to the recovery of infrastructure investments made to improve reliability and enhance customer service, the inclusion of Evergy Kansas Central's non-regulated 8% ownership share of Jeffrey Energy Center (JEC) in rate base and the management of the previously established end to a COLI program. Evergy Kansas Central also requested the inclusion of the cost of Persimmon Creek of approximately $220.9 million. The cost of Persimmon Creek was not included in Evergy Kansas Central's approximately $204 million increase to retail revenue requested in the case but would have resulted in an additional $21.5 million increase to Evergy Kansas Central's retail revenues. The addition of Persimmon Creek is consistent with the preferred plan identified through Evergy Kansas Central's integrated resource plan filed with the KCC in June 2023, which identified the wind farm as part of the lowest-cost resource plan to serve customers. Evergy Metro's request reflected a return on equity of 10.25% (with a capital structure composed of 52% equity) and increases related to recovery of infrastructure investments made to improve reliability and enhance customer service. Requests for increases in retail revenues in both proceedings were partially offset by significant customer savings and cost reductions.
In September 2023, Evergy Kansas Central, Evergy Metro, KCC staff and other intervenors reached a unanimous settlement agreement to settle all issues in the case. The unanimous settlement agreement provided for an increase in retail revenues of $74.0 million for Evergy Kansas Central and a decrease in retail revenues of $32.9 million for Evergy Metro. For Evergy Kansas Central, the settlement included the recovery of Persimmon Creek costs through a levelized revenue requirement approach at a fixed rate of $18.6 million for the first 20 years, after which the levelized revenue requirement will be reevaluated. The parties agreed to include Evergy Kansas Central's non-regulated 8% ownership share of JEC in rate base. The fuel costs and wholesale sales associated with Evergy Kansas Central's non-regulated 8% ownership share of JEC will be included in Evergy Kansas Central's fuel recovery mechanism effective with the new rates. The settlement included a refund to Evergy Kansas Central customers of $96.5 million amortized over three years to account for the difference between the expected amount of COLI rate credits approved and the actual amount of COLI rate credits received by customers from 1987 through December 31, 2023. This amount was recorded as a regulatory liability as of December 31, 2023 with a corresponding reduction to revenues in 2023. In November 2023, the KCC approved the unanimous settlement agreement. New rates became effective in December 2023.
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
As of December 31, 2022, Evergy Kansas Central estimated that its 2022 annual earnings did not result in a refund obligation. As of December 31, 2022, Evergy Metro estimated that its 2022 annual earnings resulted in a $16.7 million refund obligation, which was recorded in the fourth quarter of 2022. Evergy Kansas Central and Evergy Metro filed their 2022 ERSP calculations with the KCC in March 2023. As part of these filings, Evergy Metro filed for a lower refund obligation for 2022 of approximately $6 million (compared with its $16.7 million refund obligation estimate) as a result of certain intercompany billings to Evergy Kansas Central. In May 2023, the KCC approved Evergy Metro's application ordering it to refund approximately $6 million.
MPSC Proceedings
Evergy Missouri West's 2024 Rate Case Proceeding
In February 2024, Evergy Missouri West filed an application with the MPSC to request an increase to its retail revenues of approximately $104 million. Evergy Missouri West's request reflected a return of equity of 10.5% (with a capital structure composed of 52% equity) and increases related to the recovery of infrastructure investments made to improve reliability and enhance customer service and the inclusion of costs related to Dogwood and Crossroads Energy Center (Crossroads), two natural gas plants. New rates are expected to be effective in January 2025.
Evergy Missouri West February 2021 Winter Weather Event Securitization
In February 2021, much of the central and southern United States, including the service territories of the Evergy Companies, experienced a significant winter weather event that resulted in extremely cold temperatures over a multi-day period.
In November 2022, the MPSC issued a revised financing order authorizing Evergy Missouri West to issue securitized bonds to recover its extraordinary fuel and purchased power costs incurred as part of the February 2021 winter weather event. As part of the order, the MPSC found that Evergy Missouri West's costs were prudently incurred, that it should only be allowed to recover 95% of its extraordinary fuel and purchased power costs consistent with the 5% sharing provision of its fuel recovery mechanism, that it should be allowed to recover carrying costs incurred since February 2021 at Evergy Missouri West's long-term debt rate of 5.06% and approved a 15 year repayment period for the bonds with a 17 year legal maturity. As of December 31, 2023 and December 31, 2022, the value of Evergy Missouri West's February 2021 winter weather event regulatory asset was $323.8 million and $309.0 million, respectively. Evergy Missouri West continued to record carrying charges on its February 2021 winter weather event regulatory asset until it issued the securitized bonds in February 2024.
In January 2023, the Office of the Public Counsel (OPC) filed an appeal with the Missouri Court of Appeals, Western District, challenging the financing order regarding the treatment of income tax deductions, carrying costs and discount rates related to the financing of the extraordinary fuel and purchased power costs incurred as part of the February 2021 winter weather event. In September 2023, the Missouri Court of Appeals, Western District, affirmed the November 2022 MPSC revised financing order. In October 2023, the Missouri Court of Appeals, Western District, rejected the OPC's request for rehearing. The OPC did not file an appeal with the Supreme Court of the State of Missouri by the mid-November 2023 deadline and therefore, the financing order is final and nonappealable. In February 2024, Evergy Missouri West issued the securitized bonds. See Note 12 for additional information regarding the issuance of the securitized bonds.
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
•$115.8 million increase effective in January 2024;
•$21.7 million decrease effective in March 2023; and
•$33.2 million increase effective in January 2022.
See "Evergy Kansas Central TFR Formal Challenge" within this Note 4 for more information regarding the March 2023 adjustment.
Evergy Kansas Central TFR Formal Challenge
In March 2022, certain Evergy Kansas Central TFR customers submitted a formal challenge regarding the implementation of Evergy Kansas Central's TFR, specifically with regard to how Evergy Kansas Central's capital structure was calculated as part of determining the Annual Transmission Revenue Requirement (ATRR). As part of this challenge, the customers requested that Evergy Kansas Central make refunds for over-collections in rate years 2018 through 2022 as a result of the calculation of its capital structure included in the TFR. Evergy Kansas Central disputed that any refunds for 2018 through 2022 were required because Evergy Kansas Central was following its approved TFR formula.
In December 2022, FERC issued an order upholding in part, and denying in part, the formal challenge of Evergy Kansas Central's TFR by certain customers. As a result of this order, Evergy and Evergy Kansas Central recorded a $32.8 million regulatory liability on their consolidated balance sheets as of December 31, 2022 for the estimated refund of TFR revenue over-collections related to the calculation of Evergy Kansas Central's capital structure for rate years 2018 through 2022. In March 2023, Evergy Kansas Central refiled its annual update to include the refund of the 2020, 2021 and 2022 over-collections as part of its 2023 TFR effective in March 2023. In February 2023, certain Evergy Kansas Central TFR customers submitted a formal complaint with FERC requesting the refund of over-collections related to the 2018 and 2019 rate years. A decision from FERC regarding this complaint is expected in 2024.
Evergy Metro TFR Annual Update
In the most recent three years, the updated TFR was expected to adjust Evergy Metro's annual transmission revenues by approximately:
•$23.7 million increase effective in January 2024;
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
The Evergy Companies' regulatory assets and liabilities are detailed in the following tables.

	December 31
	2023			2022
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Regulatory Assets	(millions)
Pension and post-retirement costs	$91.6	$29.7	$—	$137.3	$54.9	$—
Debt reacquisition costs	81.2	75.3	5.3	87.7	80.9	6.0
Debt fair value adjustment	87.0	—	—	92.1	—	—
Asset retirement obligations fair value adjustment	120.7	—	—	119.4	—	—
Depreciation	168.7	44.6	66.0	159.1	47.2	57.1
Cost of removal	372.3	165.6	168.2	346.8	158.2	140.6
Asset retirement obligations	152.9	65.9	64.0	127.5	54.5	53.4
Analog meter unrecovered investment	8.3	8.3	—	12.6	12.6	—
Treasury yield hedges	18.1	18.1	—	19.2	19.2	—
Iatan No. 1 and common facilities	5.9	—	2.5	6.2	—	2.6
Iatan No. 2 construction accounting costs	23.4	—	11.7	24.0	—	12.0
Property taxes	56.0	28.3	25.3	51.4	33.0	15.8
Disallowed plant costs	13.5	13.5	—	13.9	13.9	—
La Cygne environmental costs	8.8	6.8	2.0	10.0	7.9	2.1
Deferred customer programs	20.3	6.7	11.2	14.3	6.5	6.7
Fuel recovery mechanisms	101.3	—	14.1	188.5	—	13.5
February 2021 winter weather event	403.5	79.7	—	430.9	121.9	—
Solar rebates	9.9	—	—	15.6	—	—
Transmission delivery charge	2.0	0.9	1.1	1.5	—	1.5
Wolf Creek outage	8.4	4.2	4.2	22.8	11.4	11.4
Pension and other post-retirement benefit non-service costs	85.8	32.0	34.2	75.3	24.8	30.7
Retired generation facilities	138.2	—	—	146.3	—	—
Merger transition costs	23.1	11.0	8.6	28.1	13.3	10.5
Other regulatory assets	86.5	42.3	15.6	83.8	51.7	9.9
Total	2,087.4	632.9	434.0	2,214.3	711.9	373.8
Less: current portion	(292.1)	(127.7)	(53.2)	(368.0)	(121.9)	(42.3)
Total noncurrent regulatory assets	$1,795.3	$505.2	$380.8	$1,846.3	$590.0	$331.5

	December 31
	2023			2022
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Regulatory Liabilities	(millions)
Taxes refundable through future rates	$1,737.8	$1,047.2	$519.2	$1,866.6	$1,084.2	$586.6
Deferred regulatory gain from sale leaseback	31.6	31.6	—	37.1	37.1	—
Emission allowances	34.2	—	34.2	38.2	—	38.2
Nuclear decommissioning	318.7	125.5	193.2	246.3	103.4	142.9
Pension and post-retirement costs	124.8	21.9	100.5	98.4	23.0	72.5
Jurisdictional allowance for funds used during construction	24.4	22.7	1.7	25.9	24.2	1.7
La Cygne leasehold dismantling costs	29.6	29.6	—	29.6	29.6	—
Kansas tax credits	16.8	16.8	—	23.5	23.5	—
Purchase power agreement	3.7	3.7	—	4.1	4.1	—
Fuel recovery mechanisms	34.7	34.7	—	4.7	4.5	0.2
February 2021 winter weather event	13.0	—	13.0	37.8	—	37.8
Sibley AAO	79.2	—	—	108.0	—	—
TFR refunds	11.2	11.2	—	55.5	55.5	—
COLI rate credits refund	96.5	96.5	—	—	—	—
Phase-in plan	38.1	38.1	—	25.1	25.1	—
Other regulatory liabilities	131.2	57.0	41.4	121.4	26.8	48.2
Total	2,725.5	1,536.5	903.2	2,722.2	1,441.0	928.1
Less: current portion	(183.0)	(104.1)	(43.0)	(155.4)	(72.1)	(55.3)
Total noncurrent regulatory liabilities	$2,542.5	$1,432.4	$860.2	$2,566.8	$1,368.9	$872.8
The following summarizes the nature and period of recovery for each of the regulatory assets listed in the table above.
Pension and post-retirement costs: Represents unrecognized gains and losses and prior service costs that will be recognized in future net periodic pension and post-retirement costs, pension settlements amortized over various periods and financial and regulatory accounting method differences that will be eliminated over the life of the pension plans. Of these amounts, as of December 31, 2023, $82.1 million and $29.7 million for Evergy and Evergy Kansas Central, respectively, are not included in rate base and are amortized over various periods. Additionally, $91.3 million, $(34.3) million and $65.3 million for Evergy, Evergy Kansas Central and Evergy Metro, respectively, represent differences between pension and post-retirement costs under GAAP and pension and post-retirement costs for ratemaking that will be recovered or refunded in future rates and differences in accumulated unrecognized gains and losses and prior service costs between Evergy and Evergy Metro due to Evergy Metro electing not to apply "push-down accounting" related to the Great Plains Energy and Evergy Kansas Central merger.
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
Iatan No. 1 and common facilities: Represents depreciation and carrying costs related to Iatan No. 1 and common facilities. These costs are included in rate base and amortized through 2057.
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
Deferred customer programs: Represents costs related to various energy efficiency programs that have been accumulated and deferred for future recovery. Of these amounts, $13.6 million for Evergy and $11.2 million for Evergy Metro are not included in rate base and are amortized over various periods.
Fuel recovery mechanisms: Represents the actual cost of fuel consumed in producing electricity and the cost of purchased power in excess of the amounts collected from customers. This difference is expected to be recovered over a one-year period and is not included in rate base.
February 2021 winter weather event: Represents deferred extraordinary fuel and purchased power costs incurred to provide electric service as a result of the February 2021 winter weather event. Of these amounts, $79.7 million for Evergy and Evergy Kansas Central is not included in rate base.
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
Retired generation facilities: Represents amounts to be recovered for facilities that have been retired, are not included in rate base and recovered through 2030.
Merger transition costs: Represents recoverable transition costs related to the merger. The amounts are not included in rate base and are recovered through 2028.
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
Sibley Accounting Authority Order (AAO): These amounts were collected in connection with an AAO granted by the MPSC in October 2019 and represent revenues that Evergy Missouri West collected from customers for the return on its unrecovered investment in Sibley Station, non-fuel operations and maintenance costs and other costs associated with Sibley Station following its retirement in November 2018. The amended final order in Evergy Missouri West's 2022 rate case required Evergy Missouri West to refund these revenues to customers over a four-year period.

TFR refunds: Represents the amount ordered to be refunded to TFR customers for over-collections related to the calculation of Evergy Kansas Central's capital structure for the rate years 2020 through 2022. This difference was refunded as a part of its 2023 TFR. In addition, this includes amounts probable of refund for similar issues for years 2018 through 2019 and amounts related to the amortization of excess deferred income taxes authorized by FERC in December 2022. See "Evergy Kansas Central TFR Formal Challenge" within this Note 4 for additional information.
COLI rate credits refund: Represents the amount ordered to be refunded by Evergy Kansas Central to customers amortized over a three-year period to account for the difference between the expected amount of COLI rate credits approved and the actual amount of COLI rate credits received by customers from 1987 through December 31, 2023.
Phase-in plan: Instead of traditional ratemaking, the KCC ordered that Evergy Kansas Central recover the costs of several owned wind farms through a levelized revenue requirement. The levelized recovery of costs defers the rates intended to recover allowable costs for each wind farm beyond the period in which those costs would be charged to expense under traditional ratemaking. The regulatory liability represents the cumulative amount collected in accordance with the ordered ratemaking treatment in excess of the amount that would have been collected under traditional ratemaking.
Other regulatory liabilities: Includes various regulatory liabilities that individually are relatively small in relation to the total regulatory liability balance. These amounts will be credited over various periods.
5. GOODWILL
GAAP requires goodwill to be tested for impairment annually and when an event occurs indicating the possibility that an impairment exists. Evergy's impairment test for the $2,336.6 million of goodwill that was recorded as a result of the Great Plains Energy and Evergy Kansas Central merger was conducted as of May 1, 2023. The goodwill impairment test consists of comparing the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment. In the event that the carrying amount exceeds the fair value of the reporting unit, an impairment loss is recognized for the difference between the carrying amount of the reporting unit and its fair value. Evergy's consolidated operations are considered one reporting unit for assessment of impairment, as management assesses financial performance and allocates resources on a consolidated basis. The determination of fair value of the reporting unit consisted of two valuation techniques: an income approach consisting of a discounted cash flow analysis and a market approach consisting of a determination of reporting unit invested capital using a market multiple derived from the historical earnings before interest, income taxes, depreciation and amortization and market prices of the stock of peer companies. The results of the two techniques were evaluated and weighted to determine a point within the range that management considered representative of fair value for the reporting unit. The fair value of the reporting unit exceeded the carrying amount, including goodwill. As a result, there was no impairment of goodwill in 2023 or 2022.
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
The MPSC and KCC require the owners of Wolf Creek, including Evergy Kansas South and Evergy Metro with their respective 47% ownership shares, to submit an updated decommissioning cost study every three years. The most recent study was submitted to the MPSC and KCC in September 2023. As a result of changes in estimates related to the study, Evergy, Evergy Kansas Central and Evergy Metro recorded increases to their AROs to decommission Wolf Creek of $3.2 million, $1.6 million and $1.6 million, respectively, in 2023.
The following table summarizes the change in the Evergy Companies' AROs for the periods ending December 31, 2023 and 2022.

	Evergy		Evergy Kansas Central		Evergy Metro
	2023	2022	2023	2022	2023	2022
	(millions)
Beginning balance January 1	$1,153.2	$960.1	$565.1	$443.9	$444.2	$381.0
Additions	9.7	—	9.7	—	—	—
Revision in timing and/or estimates	3.2	161.8	1.6	103.1	1.6	51.3
Settlements	(21.8)	(13.0)	(9.8)	(6.9)	(8.6)	(5.3)
Accretion	58.8	44.3	32.7	25.0	23.2	17.2
Ending balance	$1,203.1	$1,153.2	$599.3	$565.1	$460.4	$444.2
Less: current portion	(40.3)	(40.4)	(22.2)	(21.3)	(16.0)	(17.1)
Total noncurrent asset retirement obligation	$1,162.8	$1,112.8	$577.1	$543.8	$444.4	$427.1
In 2023, Evergy and Evergy Kansas Central became contractually obligated to retire the wind facilities and remove the foundations at Persimmon Creek as part of the acquisition, resulting in a $9.7 million increase to their ARO liabilities.
In 2022, the Evergy Companies completed an engineering study that resulted in recording revisions in estimates for AROs at ponds and landfills containing CCRs, primarily at La Cygne Station and JEC, driven by higher cost estimates primarily due to increased scope of surface area remediation, cost inflation and changes in assumed method of closure at certain sites, among other factors.

7. PROPERTY, PLANT AND EQUIPMENT
The following tables summarize the property, plant and equipment of Evergy, Evergy Kansas Central and Evergy Metro.

December 31, 2023	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$34,166.0	$16,466.6	$13,005.5
Electric plant acquisition adjustment	724.9	724.9	—
Accumulated depreciation	(13,043.1)	(6,244.2)	(5,404.9)
Plant in service	21,847.8	10,947.3	7,600.6
Construction work in progress	1,543.5	939.1	428.7
Nuclear fuel, net	203.0	101.1	101.9
Plant to be retired, net (a)	0.8	0.8	—
Net property, plant and equipment	$23,595.1	$11,988.3	$8,131.2

December 31, 2022	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$32,129.3	$15,376.9	$12,343.3
Electric plant acquisition adjustment	724.3	724.3	—
Accumulated depreciation	(12,304.9)	(5,922.9)	(5,065.3)
Plant in service	20,548.7	10,178.3	7,278.0
Construction work in progress	1,421.2	819.5	482.6
Nuclear fuel, net	165.8	82.2	83.6
Plant to be retired, net (a)	0.8	0.8	—
Net property, plant and equipment	$22,136.5	$11,080.8	$7,844.2
(a) As of December 31, 2023 and 2022, represents the planned retirement of Evergy Kansas Central analog meters prior to the end of their remaining useful lives.
The following table summarizes the property, plant and equipment of VIEs for Evergy and Evergy Kansas Central.

	December 31
	2023	2022
	(millions)
Electric plant of VIEs	$392.1	$392.1
Accumulated depreciation of VIEs	(258.5)	(251.4)
Net property, plant and equipment of VIEs	$133.6	$140.7
Depreciation Expense
The Evergy Companies' depreciation expense is detailed in the following table.

	2023	2022	2021
	(millions)
Evergy (a)	$943.3	$836.1	$813.6
Evergy Kansas Central (a)	497.7	468.2	450.3
Evergy Metro	319.7	261.7	255.9
(a) Approximately $7.1 million of depreciation expense in each of 2023, 2022 and 2021 was attributable to property, plant and equipment of VIEs.

8. JOINTLY-OWNED ELECTRIC UTILITY PLANTS
Evergy's, Evergy Kansas Central's and Evergy Metro's share of jointly-owned electric utility plants at December 31, 2023, are detailed in the following tables.

Evergy
	Wolf Creek Unit	La Cygne Units (a)	Iatan No. 1 Unit	Iatan No. 2 Unit	Iatan Common	Jeffrey Energy Center	State Line
	(millions, except MW amounts)
Evergy's share	94%	100%	88%	73%	79%	100%	40%

Electric plant in service	$4,328.9	$2,280.0	$793.6	$1,404.3	$517.5	$2,451.6	$134.9
Accumulated depreciation	2,221.1	981.3	279.3	457.8	134.6	1,042.1	96.5
Nuclear fuel, net	203.0	—	—	—	—	—	—
Construction work in progress	192.6	33.6	13.5	10.1	3.4	186.8	7.7
2024 accredited capacity-MWs	1,106	1,426	618	653	n/a	2,186	209
(a)    The VIE consolidated by Evergy and Evergy Kansas Central holds its 50% leasehold interest in La Cygne Unit 2. This 50% leasehold interest in La Cygne Unit 2 is reflected in the information provided above. See Note 19 for additional information.

Evergy Kansas Central
	Wolf Creek Unit	La Cygne Units (a)	Jeffrey Energy Center	State Line
	(millions, except MW amounts)
Evergy Kansas Central's share	47%	50%	92%	40%

Electric plant in service	$2,125.2	$1,049.7	$2,243.1	$134.9
Accumulated depreciation	1,082.6	530.7	958.2	96.5
Nuclear fuel, net	101.1	—	—	—
Construction work in progress	80.9	17.0	171.6	7.7
2024 accredited capacity-MWs	553	713	2,011	209
(a)    The VIE consolidated by Evergy and Evergy Kansas Central holds its 50% leasehold interest in La Cygne Unit 2. This 50% leasehold interest in La Cygne Unit 2 is reflected in the information provided above. See Note 19 for additional information.

Evergy Metro
	Wolf Creek Unit	La Cygne Units	Iatan No. 1 Unit	Iatan No. 2 Unit	Iatan Common
	(millions, except MW amounts)
Evergy Metro's share	47%	50%	70%	55%	61%

Electric plant in service	$2,203.7	$1,230.3	$617.2	$1,059.7	$410.4
Accumulated depreciation	1,138.5	450.6	237.3	430.1	123.1
Nuclear fuel, net	101.9	—	—	—	—
Construction work in progress	111.7	16.6	10.8	7.6	2.4
2024 accredited capacity-MWs	553	713	492	491	n/a
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
For 2023, Evergy, Evergy Kansas Central and Evergy Metro recorded pension settlement losses (gains) of ($21.1) million, $1.1 million and ($22.2) million, respectively. For 2022, Evergy, Evergy Kansas Central and Evergy Metro recorded pension and post-retirement special termination benefit losses of $59.5 million, $17.0 million and $42.5 million, respectively. For 2021, Evergy, Evergy Kansas Central and Evergy Metro recorded pension settlement losses of $34.3 million, $25.6 million and $13.7 million, respectively. These settlement (gains) losses and special termination benefits were the result of accelerated distributions and enhanced pension distributions as a result of employee retirements for certain plan participants. Evergy, Evergy Kansas Central and Evergy Metro deferred substantially all of the (gains) losses to regulatory assets or regulatory liabilities and expect to recover these amounts over future periods pursuant to regulatory agreements.

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

	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Change in projected benefit obligation (PBO)	(millions)
PBO as of January 1, 2023	$1,850.5	$911.7	$920.6	$201.7	$103.0	$98.6
Service cost	44.9	18.6	26.3	1.8	0.9	0.9
Interest cost	91.9	47.0	44.0	11.1	5.7	5.5
Contribution by participants	—	—	—	6.2	1.0	5.2
Actuarial (gain) loss	64.8	42.2	22.0	(4.0)	(2.6)	(1.4)
Benefits paid	(84.1)	(50.6)	(32.3)	(24.0)	(10.2)	(13.8)
Settlements	(256.2)	(89.3)	(166.9)	—	—	—
Other	(7.4)	(3.4)	(4.0)	—	—	—
PBO as of December 31, 2023	$1,704.4	$876.2	$809.7	$192.8	$97.8	$95.0
Change in plan assets
Fair value of plan assets as of January 1, 2023	$1,409.2	$668.5	$740.7	$192.9	$96.2	$96.7
Actual return on plan assets	145.2	75.5	69.7	21.6	11.5	10.1
Contributions by employer and participants	36.8	15.1	21.7	9.6	1.2	8.4
Benefits paid	(80.2)	(48.2)	(32.0)	(22.6)	(9.8)	(12.8)
Settlements	(252.9)	(86.9)	(166.0)	—	—	—
Other	(7.4)	(3.4)	(4.0)	—	—	—
Fair value of plan assets as of December 31, 2023	$1,250.7	$620.6	$630.1	$201.5	$99.1	$102.4
Funded status as of December 31, 2023	$(453.7)	$(255.6)	$(179.6)	$8.7	$1.3	$7.4

	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Amounts recognized in the consolidated balance sheets			(millions)
Non-current asset	$—	$—	$—	$24.7	$5.0	$19.7
Current pension and other post-retirement liability	(4.5)	(2.5)	(0.5)	(1.1)	(0.5)	(0.6)
Noncurrent pension liability and other post-retirement liability	(449.2)	(253.1)	(179.1)	(14.9)	(3.2)	(11.7)
Net amount recognized before regulatory treatment	(453.7)	(255.6)	(179.6)	8.7	1.3	7.4
Accumulated OCI or regulatory asset/liability	(92.4)	60.7	(144.1)	(34.0)	(18.6)	(21.7)
Net amount recognized as of December 31, 2023	$(546.1)	$(194.9)	$(323.7)	$(25.3)	$(17.3)	$(14.3)
Amounts in accumulated OCI or regulatory asset/liability not yet recognized as a component of net periodic benefit cost:
Actuarial (gain) loss	$(104.1)	$47.3	$(142.8)	$(34.7)	$(19.0)	$(16.9)
Prior service cost	11.7	13.4	(1.3)	0.7	0.4	(4.8)
Net amount recognized as of December 31, 2023	$(92.4)	$60.7	$(144.1)	$(34.0)	$(18.6)	$(21.7)

	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Change in projected benefit obligation (PBO)	(millions)
PBO as of January 1, 2022	$2,561.7	$1,264.4	$1,273.5	$258.4	$133.9	$124.5
Service cost	79.7	30.7	49.0	3.0	1.5	1.5
Interest cost	79.3	38.8	39.8	7.9	4.1	3.8
Contribution by participants	—	—	—	6.9	1.0	5.8
Plan amendments	0.6	0.3	0.3	—	—	—
Actuarial gain	(717.9)	(334.3)	(378.6)	(58.1)	(28.7)	(29.4)
Benefits paid	(189.4)	(100.1)	(88.0)	(23.1)	(10.2)	(12.9)
Special termination benefits	52.8	15.6	37.2	6.7	1.4	5.3
Other	(16.3)	(3.7)	(12.6)	—	—	—
PBO as of December 31, 2022	$1,850.5	$911.7	$920.6	$201.7	$103.0	$98.6
Change in plan assets
Fair value of plan assets as of January 1, 2022	$1,714.7	$835.7	$879.0	$242.3	$124.0	$118.3
Actual return on plan assets	(192.6)	(97.1)	(95.5)	(34.9)	(19.2)	(15.7)
Contributions by employer and participants	88.4	31.2	57.2	7.0	1.1	5.9
Benefits paid	(185.0)	(97.6)	(87.4)	(21.5)	(9.7)	(11.8)
Other	(16.3)	(3.7)	(12.6)	—	—	—
Fair value of plan assets as of December 31, 2022	$1,409.2	$668.5	$740.7	$192.9	$96.2	$96.7
Funded status as of December 31, 2022	$(441.3)	$(243.2)	$(179.9)	$(8.8)	$(6.8)	$(1.9)

	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Amounts recognized in the consolidated balance sheets			(millions)
Non-current asset	$—	$—	$—	$16.8	$—	$16.8
Current pension and other post-retirement liability	(7.2)	(4.7)	(1.3)	(1.3)	(0.6)	(0.7)
Noncurrent pension liability and other post- retirement liability	(434.1)	(238.5)	(178.6)	(24.3)	(6.2)	(18.0)
Net amount recognized before regulatory treatment	(441.3)	(243.2)	(179.9)	(8.8)	(6.8)	(1.9)
Accumulated OCI or regulatory asset/liability	(140.2)	50.3	(180.3)	(24.5)	(12.8)	(18.4)
Net amount recognized as of December 31, 2022	$(581.5)	$(192.9)	$(360.2)	$(33.3)	$(19.6)	$(20.3)
Amounts in accumulated OCI or regulatory asset/liability not yet recognized as a component of net periodic benefit cost:
Actuarial (gain) loss	$(153.8)	$35.0	$(179.0)	$(25.3)	$(13.2)	$(13.1)
Prior service cost	13.6	15.3	(1.3)	0.8	0.4	(5.3)
Net amount recognized as of December 31, 2022	$(140.2)	$50.3	$(180.3)	$(24.5)	$(12.8)	$(18.4)
Actuarial losses for the Evergy Companies' pension benefit plans for 2023 were primarily driven by a decrease in the discount rate used to measure the benefit obligation as a result of lower market interest rates. Actuarial gains for the Evergy Companies' pension benefit plans for 2022 were primarily driven by an increase in the discount rate used to measure the benefit obligation as a result of higher market interest rates. See the weighted average assumptions used to determine the benefit obligations within this Note 9 for further information.
As of December 31, 2023 and 2022, Evergy's pension benefits include non-qualified benefit obligations of $38.0 million and $37.8 million, respectively, which are funded by trusts containing assets of $33.3 million and

$34.1 million, respectively. As of December 31, 2023 and 2022, Evergy Kansas Central's pension benefits include non-qualified benefit obligations of $19.5 million and $19.6 million, respectively, which are funded by trusts containing assets of $24.5 million and $24.9 million, respectively. The assets in the aforementioned trusts are not included in the table above. See Note 14 for more information on these amounts.

	Pension Benefits			Post-Retirement Benefits
Year Ended December 31, 2023	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$44.9	$18.6	$26.3	$1.8	$0.9	$0.9
Interest cost	91.9	47.0	44.0	11.1	5.7	5.5
Expected return on plan assets	(87.6)	(44.1)	(43.4)	(11.9)	(6.3)	(5.7)
Prior service cost	1.9	2.0	—	0.1	—	(0.4)
Recognized net actuarial (gain) loss	(21.5)	(2.5)	(18.2)	(4.2)	(2.0)	(2.1)
Settlement and special termination (gain) loss	(21.1)	1.1	(22.2)	—	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	8.5	22.1	(13.5)	(3.1)	(1.7)	(1.8)
Regulatory adjustment	94.0	30.4	63.0	(0.1)	(1.7)	2.1
Intercompany allocations	n/a	(2.3)	(1.1)	n/a	0.3	—
Net periodic benefit costs (income)	102.5	50.2	48.4	(3.2)	(3.1)	0.3
Other changes in plan assets and benefit obligations recognized in OCI or regulatory assets/liabilities
Current year net (gain) loss	7.1	11.0	(4.2)	(13.6)	(7.8)	(5.8)
Amortization of gain	21.5	2.5	18.2	4.2	2.0	2.1
Amortization of prior service cost	(1.9)	(2.0)	—	(0.1)	—	0.4
Net gain (loss) due to settlement	21.1	(1.1)	22.2	—	—	—
Total recognized in OCI or regulatory asset/liability	47.8	10.4	36.2	(9.5)	(5.8)	(3.3)
Total recognized in net periodic benefit costs and OCI or regulatory asset/liability	$150.3	$60.6	$84.6	$(12.7)	$(8.9)	$(3.0)

	Pension Benefits			Post-Retirement Benefits
Year Ended December 31, 2022	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$79.7	$30.7	$49.0	$3.0	$1.5	$1.5
Interest cost	79.3	38.8	39.8	7.9	4.1	3.8
Expected return on plan assets	(104.0)	(51.2)	(56.4)	(10.2)	(6.5)	(3.7)
Prior service cost	1.9	2.0	—	0.5	0.4	(1.4)
Recognized net actuarial (gain) loss	34.8	25.6	38.6	(0.3)	(0.2)	(0.7)
Settlement and special termination benefits	52.8	15.6	37.2	6.7	1.4	5.3
Net periodic benefit costs before regulatory adjustment and intercompany allocations	144.5	61.5	108.2	7.6	0.7	4.8
Regulatory adjustment	14.7	0.7	(12.1)	(7.1)	(3.6)	(1.3)
Intercompany allocations	n/a	2.9	(18.4)	n/a	0.3	(0.6)
Net periodic benefit costs (income)	159.2	65.1	77.7	0.5	(2.6)	2.9
Other changes in plan assets and benefit obligations recognized in OCI or regulatory assets/liabilities
Current year net gain	(421.4)	(186.1)	(226.7)	(13.0)	(3.0)	(10.0)
Amortization of gain (loss)	(34.7)	(25.6)	(38.6)	0.4	0.2	0.7
Prior service cost	0.6	0.4	0.4	—	—	—
Amortization of prior service cost	(1.9)	(2.0)	—	(0.5)	(0.4)	1.4
Total recognized in OCI or regulatory asset/liability	(457.4)	(213.3)	(264.9)	(13.1)	(3.2)	(7.9)
Total recognized in net periodic benefit costs and OCI or regulatory asset/liability	$(298.2)	$(148.2)	$(187.2)	$(12.6)	$(5.8)	$(5.0)

	Pension Benefits			Post-Retirement Benefits
Year Ended December 31, 2021	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$82.6	$29.1	$53.5	$3.3	$1.7	$1.6
Interest cost	84.2	41.0	42.5	7.8	4.0	3.8
Expected return on plan assets	(103.5)	(52.8)	(55.7)	(8.9)	(6.3)	(2.6)
Prior service cost	2.0	2.1	—	0.5	0.5	(1.0)
Recognized net actuarial loss	54.1	36.0	43.8	1.4	0.6	(0.1)
Settlement and special termination benefits	34.3	25.6	13.7	—	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	153.7	81.0	97.8	4.1	0.5	1.7
Regulatory adjustment	17.3	(13.1)	4.2	(4.8)	(3.3)	0.4
Intercompany allocations	n/a	3.2	(25.9)	n/a	—	(0.4)
Net periodic benefit costs (income)	171.0	71.1	76.1	(0.7)	(2.8)	1.7
Other changes in plan assets and benefit obligations recognized in OCI or regulatory assets/liabilities
Current year net gain	(195.3)	(106.3)	(88.4)	(13.6)	(9.6)	(3.9)
Amortization of gain (loss)	(52.4)	(36.0)	(43.9)	(1.3)	(0.5)	0.1
Amortization of prior service cost	(2.0)	(2.1)	—	(0.5)	(0.5)	1.0
Total recognized in OCI or regulatory asset/liability	(249.7)	(144.4)	(132.3)	(15.4)	(10.6)	(2.8)
Total recognized in net periodic benefit costs and OCI or regulatory asset/liability	$(78.7)	$(73.3)	$(56.2)	$(16.1)	$(13.4)	$(1.1)
For financial reporting purposes, the estimated prior service cost and net actuarial (gain) loss for the defined benefit plans are amortized from accumulated other comprehensive income (OCI) or a regulatory asset/liability into net periodic benefit cost. The Evergy Companies amortize prior service cost on a straight-line basis over the average future service of the active employees (plan participants) benefiting under the plan. The Evergy Companies amortize the net actuarial (gain) loss on a straight-line basis over the average future service of active plan participants benefiting under the plan without application of an amortization corridor.
Pension and other post-retirement benefit plans with the PBO, accumulated benefit obligation (ABO) or accumulated other post-retirement benefit obligation (APBO) in excess of the fair value of plan assets at year-end are detailed in the following tables.

December 31, 2023	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
ABO for all defined benefit pension plans	$1,539.7	$809.9	$711.3
Pension plans with the PBO in excess of plan assets
Projected benefit obligation	$1,704.4	$876.2	$809.7
Fair value of plan assets	1,250.7	620.6	630.1
Pension plans with the ABO in excess of plan assets
Accumulated benefit obligation	$1,539.7	$809.9	$711.3
Fair value of plan assets	1,250.7	620.6	630.1
Other post-retirement benefit plans with the APBO in excess of plan assets
Accumulated other post-retirement benefit obligation	$82.6	$3.5	$79.1
Fair value of plan assets	66.9	—	66.9

December 31, 2022	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
ABO for all defined benefit pension plans	$1,687.3	$844.4	$824.6
Pension plans with the PBO in excess of plan assets
Projected benefit obligation	$1,850.5	$911.7	$920.6
Fair value of plan assets	1,409.2	668.5	740.7
Pension plans with the ABO in excess of plan assets
Accumulated benefit obligation	$1,687.3	$844.4	$824.6
Fair value of plan assets	1,409.2	668.5	740.7
Other post-retirement benefit plans with the APBO in excess of plan assets
Accumulated other post-retirement benefit obligation	$201.7	$103.0	$98.6
Fair value of plan assets	192.9	96.2	96.7
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

Weighted-average assumptions used to determine the benefit obligation at December 31, 2023	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Discount rate	5.35%	5.34%	5.35%	5.43%	5.45%	5.41%
Rate of compensation increase	3.72%	3.77%	3.71%	3.75%	n/a	3.75%
Interest crediting rate for cash balance plans	4.13%	4.20%	4.47%	n/a	n/a	n/a

Weighted-average assumptions used to determine the benefit obligation at December 31, 2022	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Discount rate	5.72%	5.72%	5.72%	5.74%	5.75%	5.72%
Rate of compensation increase	3.72%	3.78%	3.70%	3.75%	n/a	3.75%
Interest crediting rate for cash balance plans	4.13%	4.00%	4.43%	n/a	n/a	n/a

Weighted-average assumptions used to determine net costs for the year ended December 31, 2023	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Discount rate	5.45%	5.66%	5.62%	5.74%	5.75%	5.72%
Expected long-term return on plan assets	6.71%	6.80%	6.62%	5.48%	5.75%	5.22%
Rate of compensation increase	3.72%	3.78%	3.70%	3.75%	n/a	3.75%
Interest crediting rate for cash balance plans	4.13%	4.00%	4.43%	n/a	n/a	n/a

Weighted-average assumptions used to determine net costs for the year ended December 31, 2022	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Discount rate	3.10%	3.10%	3.11%	3.12%	3.11%	3.13%
Expected long-term return on plan assets	6.71%	6.80%	6.63%	4.53%	5.75%	3.25%
Rate of compensation increase	3.75%	3.77%	3.71%	3.75%	n/a	3.75%
Interest crediting rate for cash balance plans	4.13%	4.00%	4.45%	n/a	n/a	n/a
Evergy expects to contribute $45.2 million to the pension plans in 2024 to meet Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and regulatory orders, of which $15.6 million is expected to be paid by Evergy Kansas Central and $29.6 million is expected to be paid by Evergy Metro. The Evergy Companies' funding policy is to contribute amounts sufficient to meet the ERISA funding requirements and MPSC and KCC rate orders plus additional amounts as considered appropriate; therefore, actual contributions may differ from expected contributions. Also in 2024, Evergy expects to contribute $0.8 million to the post-retirement benefit plans, of which $0.4 million is expected to be paid by Evergy Kansas Central and $0.4 million is expected to be paid by Evergy Metro.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid through 2033.

	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
2024	$135.6	$74.4	$59.6	$18.2	$10.3	$7.8
2025	136.5	73.5	61.4	17.6	9.9	7.8
2026	138.9	72.9	64.4	17.1	9.4	7.7
2027	140.4	72.4	66.5	15.2	8.2	7.0
2028	141.1	71.5	68.1	14.4	7.8	6.6
2029-2033	707.7	344.0	356.5	66.3	35.0	31.3
As of December 31, 2023, Evergy Kansas Central and Evergy Metro maintained a master trust for their non-union and Evergy Kansas Central's union pension benefits and a separate trust for Evergy Metro's union pension benefits. Evergy Kansas Central and Evergy Metro maintained separate trusts for their post-retirement benefits as of December 31, 2023. These plans are managed in accordance with prudent investor guidelines contained in the ERISA requirements.
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
Real estate investments - consists of institutional trust funds valued at NAV per fund share and are not categorized in the fair value hierarchy.
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
The fair values of the Evergy Companies' pension plan assets at December 31, 2023 and 2022, by asset category are in the following tables.

		Fair Value Measurements Using
Description	December 31 2023	Level 1	Level 2	Level 3	Assets measured at NAV
Evergy Kansas Central Pension Plans	(millions)
Domestic equities	$145.9	$124.0	$—	$—	$21.9
International equities	118.2	118.2	—	—	—
Bond funds	224.2	224.2	—	—	—
Real estate investments	23.0	—	—	—	23.0
Combination debt/equity/other fund	29.2	29.2	—	—	—
Alternative investment funds	74.6	—	—	—	74.6
Short-term investments	5.5	—	—	—	5.5
Total	$620.6	$495.6	$—	$—	$125.0

Evergy Metro Pension Plans
Domestic equities	$138.9	$122.9	$—	$—	$16.0
International equities	120.0	120.0	—	—	—
Bond funds	174.9	174.9	—	—	—
Corporate bonds	21.1	—	21.1	—	—
U.S. Treasury and agency bonds	10.1	5.1	5.0	—	—
Mortgage and asset backed securities	5.1	—	5.1	—	—
Real estate investments	49.0	—	—	—	49.0
Combination debt/equity/other fund	28.4	28.4	—	—	—
Alternative investment funds	70.8	—	—	—	70.8
Cash and cash equivalents	5.9	5.9	—	—	—
Short-term investments	4.0	—	—	—	4.0
Other	1.9	—	1.9	—	—
Total	$630.1	$457.2	$33.1	$—	$139.8

		Fair Value Measurements Using
Description	December 31 2022	Level 1	Level 2	Level 3	Assets measured at NAV
Evergy Kansas Central Pension Plans	(millions)
Domestic equities	$156.8	$129.2	$—	$—	$27.6
International equities	129.1	129.1	—	—	—
Bond funds	241.7	241.7	—	—	—
Real estate investments	26.8	—	—	—	26.8
Combination debt/equity/other fund	30.8	30.8	—	—	—
Alternative investment funds	63.9	—	—	—	63.9
Short-term investments	19.4	—	—	—	19.4
Total	$668.5	$530.8	$—	$—	$137.7

Evergy Metro Pension Plans
Domestic equities	$156.1	$135.5	$—	$—	$20.6
International equities	136.7	136.7	—	—	—
Bond funds	195.2	195.2	—	—	—
Corporate bonds	23.7	—	23.7	—	—
U.S. Treasury and agency bonds	14.0	5.8	8.2	—	—
Mortgage and asset backed securities	5.0	—	5.0	—	—
Real estate investments	59.0	—	—	—	59.0
Combination debt/equity/other fund	31.2	31.2	—	—	—
Alternative investment funds	63.1	—	—	—	63.1
Cash and cash equivalents	44.6	44.6	—	—	—
Short-term investments	14.6	—	—	—	14.6
Other	(2.5)	—	(2.5)	—	—
Total	$740.7	$549.0	$34.4	$—	$157.3

The fair values of the Evergy Companies' post-retirement plan assets at December 31, 2023 and 2022, by asset category are in the following tables.

		Fair Value Measurements Using
Description	December 31 2023	Level 1	Level 2	Level 3	Assets measured at NAV
Evergy Kansas Central Post-Retirement Benefit Plans	(millions)
Domestic equities	$26.1	$26.1	$—	$—	$—
International equities	17.9	17.9	—	—	—
Bond funds	49.6	49.6	—	—	—
Combination debt/equity/other fund	4.5	4.5	—	—	—
Short-term investments	1.0	—	—	—	1.0
Total	$99.1	$98.1	$—	$—	$1.0

Evergy Metro Post-Retirement Benefit Plans
Domestic equities	$21.8	$21.8	$—	$—	$—
International equities	12.1	12.1	—	—	—
Bond funds	36.8	36.8	—	—	—
Corporate bonds	15.0	—	15.0	—	—
U.S. Treasury and agency bonds	12.2	6.1	6.1	—	—
Mortgage and asset backed securities	1.0	—	1.0	—	—
Combination debt/equity/other fund	3.0	3.0	—	—	—
Short-term investments	0.2	—	—	—	0.2
Other	0.3	—	0.3	—	—
Total	$102.4	$79.8	$22.4	$—	$0.2

		Fair Value Measurements Using
Description	December 31 2022	Level 1	Level 2	Level 3	Assets measured at NAV
Evergy Kansas Central Post-Retirement Benefit Plans	(millions)
Domestic equities	$24.2	$24.2	$—	$—	$—
International equities	17.5	17.5	—	—	—
Bond funds	48.7	48.7	—	—	—
Combination debt/equity/other fund	4.8	4.8	—	—	—
Short-term investments	1.0	—	—	—	1.0
Total	$96.2	$95.2	$—	$—	$1.0

Evergy Metro Post-Retirement Benefit Plans
Domestic equities	$18.7	$18.7	$—	$—	$—
International equities	11.6	11.6	—	—	—
Bond funds	34.9	34.9	—	—	—
Corporate bonds	14.6	—	14.6	—	—
U.S. Treasury and agency bonds	12.3	6.0	6.3	—	—
Mortgage and asset backed securities	1.3	—	1.3	—	—
Combination debt/equity/other fund	2.9	2.9	—	—	—
Cash and cash equivalents	0.2	0.2	—	—	—
Other	0.2	—	0.2	—	—
Total	$96.7	$74.3	$22.4	$—	$—
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The cost trend assumptions are detailed in the following tables.

Assumed annual health care cost growth rates as of December 31, 2023	Evergy	Evergy Kansas Central	Evergy Metro
Health care cost trend rate assumed for next year	6.9%	6.9%	6.9%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%
Year that rate reaches ultimate trend	2030	2030	2030

Assumed annual health care cost growth rates as of December 31, 2022	Evergy	Evergy Kansas Central	Evergy Metro
Health care cost trend rate assumed for next year	7.3%	7.3%	7.3%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%
Year that rate reaches ultimate trend	2030	2030	2030
Employee Savings Plans
Evergy has defined contribution savings plans (401(k)) that cover substantially all employees. Evergy matches employee contributions, subject to limits. The annual costs of the plans are detailed in the following table.

	2023	2022	2021
	(millions)
Evergy	$24.1	$25.3	$25.6
Evergy Kansas Central	11.3	12.0	11.7
Evergy Metro	12.8	13.3	13.9

10. EQUITY COMPENSATION
Evergy's Long-Term Incentive Plan is an equity compensation plan approved by Evergy shareholders. The Long-Term Incentive Plan permits the grant of restricted stock, restricted stock units, bonus shares, stock options, stock appreciation rights, limited stock appreciation rights, director shares, director deferred share units and performance shares to directors, officers and other employees of Evergy. Common stock shares delivered by Evergy under the Long-Term Incentive Plan may be authorized but unissued, held in the treasury or purchased on the open market (including private purchases) in accordance with applicable securities laws. Evergy has a policy of delivering newly issued shares and does not expect to repurchase common shares during 2024 to satisfy equity compensation payments and director deferred share unit conversion. Evergy recognizes forfeitures as they occur.
The following table summarizes the Evergy Companies' equity compensation expense and the associated income tax benefit.

	2023	2022	2021
Evergy	(millions)
Equity compensation expense	$17.7	$18.8	$15.6
Income tax (expense) benefit	1.6	2.6	(0.1)
Evergy Kansas Central
Equity compensation expense	6.5	8.4	6.9
Income tax (expense) benefit	1.4	1.7	(0.2)
Evergy Metro
Equity compensation expense	5.7	6.0	5.1
Income tax (expense) benefit	(0.6)	0.2	(0.6)
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
The fair value of RSUs with performance measures is estimated using the market value of Evergy's stock at the valuation date and a Monte Carlo simulation technique that incorporates assumptions for inputs of expected volatilities, dividend yield and risk-free rates. Expected volatility is based on daily stock price change during a historical period commensurate with the remaining term of the performance period of the grant. The risk-free rate is based upon the rate at the time of the evaluation for zero-coupon government bonds with a maturity consistent with the remaining performance period of the grant. The dividend yield is based on the most recent dividends paid and the actual closing stock price on the valuation date. For shares granted in 2023, inputs for expected volatility, dividend yield and the risk-free rate were 24%, 4.22% and 4.58%, respectively.

RSU activity for awards with performance measures for 2023 is summarized in the following table.

	Nonvested Restricted Share Units	Grant Date Fair Value*
Beginning balance as of January 1, 2023	546,898	$63.57
Granted	231,069	59.77
Vested	(108,041)	87.98
Forfeited	(6,199)	58.44
Ending balance as of December 31, 2023	663,727	58.32
* weighted-average
As of December 31, 2023, the remaining weighted-average contractual term related to RSU awards with performance measures was 1.2 years.  The weighted-average grant-date fair value of RSUs granted with performance measures was $59.77, $57.95 and $57.21 in 2023, 2022 and 2021, respectively. As of December 31, 2023, there was $11.4 million of unrecognized compensation expense related to unvested RSUs with performance measures. The total fair value of RSUs with performance measures that vested was $7.9 million in 2023, $5.5 million in 2022 and no RSUs with performance measures vested in 2021.
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
RSU activity for awards with only service requirements for 2023 is summarized in the following table.

	Nonvested Restricted Share Units	Grant Date Fair Value*
Beginning balance as of January 1, 2023	239,495	$58.98
Granted	79,199	57.47
Vested	(52,412)	62.92
Forfeited	(2,068)	57.35
Ending balance as of December 31, 2023	264,214	57.76
* weighted-average
As of December 31, 2023, the remaining weighted-average contractual term related to RSU awards with only service requirements was 1.1 years.  The weighted-average grant-date fair value of RSUs granted with only service requirements was $57.47, $60.93 and $55.30 in 2023, 2022 and 2021, respectively. As of December 31, 2023, there was $4.5 million of unrecognized compensation expense related to unvested RSUs. The total fair value of RSUs with only service requirements that vested was $3.3 million, $4.7 million and $2.4 million in 2023, 2022 and 2021, respectively.
11. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
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

A default by any borrower under the facility or one of its significant subsidiaries on other indebtedness totaling more than $100.0 million constitutes a default by that borrower under the facility. Under the terms of this facility, each of Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West is required to maintain a total indebtedness to total capitalization ratio, as defined in the facility, of not greater than 0.65 to 1.00 at all times. As of December 31, 2023, Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West were in compliance with this covenant.
The following table summarizes the committed credit facilities (excluding receivable sale facilities discussed in Note 3) available to the Evergy Companies as of December 31, 2023 and 2022.

		Amounts Drawn
	Master Credit Facility	Commercial Paper	Letters of Credit	Cash Borrowings	Available Borrowings	Weighted Average Interest Rate on Short-Term Borrowings
December 31, 2023	(millions)
Evergy, Inc.	$300.0	$—	$0.7	$—	$299.3	—%
Evergy Kansas Central	750.0	230.4	1.0	—	518.6	5.56%
Evergy Metro	750.0	423.3	—	—	326.7	5.58%
Evergy Missouri West	700.0	298.1	—	—	401.9	5.66%
Evergy	$2,500.0	$951.8	$1.7	$—	$1,546.5

December 31, 2022
Evergy, Inc.	$450.0	$—	$0.7	$—	$449.3	—%
Evergy Kansas Central	1,000.0	772.1	—	—	227.9	4.91%
Evergy Metro	350.0	111.0	—	—	239.0	5.02%
Evergy Missouri West	700.0	449.2	—	—	250.8	4.84%
Evergy	$2,500.0	$1,332.3	$0.7	$—	$1,167.0

In February 2022, Evergy, Inc. entered into a $500.0 million unsecured Term Loan Credit Agreement (Term Loan Facility) with an original expiration date in February 2023. In February 2023, Evergy, Inc. amended the $500.0 million Term Loan Facility to expire in February 2024. As a result of the amendment, Evergy, Inc. demonstrated its intent and ability to refinance the Term Loan Facility and reflected this $500.0 million borrowing within long-term debt, net, on Evergy's consolidated balance sheet as of December 31, 2022. Evergy's borrowings under the Term Loan Facility were used for, among other things, working capital, capital expenditures and general corporate purposes. In December 2023, Evergy repaid its $500.0 million Term Loan Facility with a portion of the proceeds from Evergy's issuance of $1.4 billion of 4.50% Convertible Notes (Convertible Notes). See Note 12 for additional information on the Convertible Notes.

12. LONG-TERM DEBT
The Evergy Companies' long-term debt is detailed in the following tables.

December 31, 2023	Issuing Entity	Year Due	Evergy	Evergy Kansas Central	Evergy Metro
Mortgage Bonds			(millions)
3.25% Series	Evergy Kansas Central, Inc.	2025	$250.0	$250.0	$—
2.55% Series	Evergy Kansas Central, Inc.	2026	350.0	350.0	—
3.10% Series	Evergy Kansas Central, Inc.	2027	300.0	300.0	—
5.90% Series	Evergy Kansas Central, Inc.	2033	300.0	300.0	—
4.125% Series	Evergy Kansas Central, Inc.	2042	550.0	550.0	—
4.10% Series	Evergy Kansas Central, Inc.	2043	430.0	430.0	—
4.625% Series	Evergy Kansas Central, Inc.	2043	250.0	250.0	—
4.25% Series	Evergy Kansas Central, Inc.	2045	300.0	300.0	—
3.25% Series	Evergy Kansas Central, Inc.	2049	300.0	300.0	—
3.45% Series	Evergy Kansas Central, Inc.	2050	500.0	500.0	—
5.70% Series	Evergy Kansas Central, Inc.	2053	400.0	400.0	—
6.53% Series	Evergy Kansas South, Inc.	2037	175.0	175.0	—
6.64% Series	Evergy Kansas South, Inc.	2038	100.0	100.0	—
4.30% Series	Evergy Kansas South, Inc.	2044	250.0	250.0	—
4.30% EIRR bonds	Evergy Metro, Inc.	2026	79.5	—	79.5
2.25% Series	Evergy Metro, Inc.	2030	400.0	—	400.0
4.95% Series	Evergy Metro, Inc.	2033	300.0	—	300.0
4.125% Series	Evergy Metro, Inc.	2049	400.0	—	400.0
5.15% Series	Evergy Missouri West, Inc.	2027	300.0	—	—
3.75% Series	Evergy Missouri West, Inc.	2032	250.0	—	—
Pollution Control Bonds
3.66% Series(a)	Evergy Kansas Central, Inc.	2032	45.0	45.0	—
3.66% Series(a)	Evergy Kansas Central, Inc.	2032	30.5	30.5	—
3.66% Series(a)	Evergy Kansas South, Inc.	2027	21.9	21.9	—
2.50% Series	Evergy Kansas South, Inc.	2031	50.0	50.0	—
3.66% Series(a)	Evergy Kansas South, Inc.	2032	14.5	14.5	—
3.66% Series(a)	Evergy Kansas South, Inc.	2032	10.0	10.0	—
3.83% Series 2007A and 2007B(a)	Evergy Metro, Inc.	2035	146.5	—	146.5
3.50% EIRR bonds	Evergy Metro, Inc.	2038	23.4	—	23.4
Senior Notes
3.65% Series(b)	Evergy Metro, Inc.	2025	350.0	—	350.0
6.05% Series (5.78% rate)(b)(c)	Evergy Metro, Inc.	2035	250.0	—	250.0
5.30% Series(b)	Evergy Metro, Inc.	2041	400.0	—	400.0
4.20% Series(b)	Evergy Metro, Inc.	2047	300.0	—	300.0
4.20% Series(b)	Evergy Metro, Inc.	2048	300.0	—	300.0
3.49% Series A(d)	Evergy Missouri West, Inc.	2025	36.0	—	—
4.06% Series B(d)	Evergy Missouri West, Inc.	2033	60.0	—	—
4.74% Series C(d)	Evergy Missouri West, Inc.	2043	150.0	—	—
2.86% Series A(d)	Evergy Missouri West, Inc.	2031	350.0	—	—
3.01% Series B(d)	Evergy Missouri West, Inc.	2033	75.0	—	—
3.21% Series C(d)	Evergy Missouri West, Inc.	2036	75.0	—	—
2.45% Series	Evergy, Inc.	2024	800.0	—	—
2.90% Series (3.77% rate)(c)	Evergy, Inc.	2029	800.0	—	—
Convertible Notes
4.50% Convertible Notes	Evergy, Inc.	2027	1,400.0	—	—
Fair value adjustment(f)			87.0	—	—
Current maturities(g)			(800.0)	—	—
Unamortized debt discount and debt issuance costs			(106.0)	(46.5)	(25.0)
Total excluding current maturities(h)			$11,053.3	$4,580.4	$2,924.4

December 31, 2022	Issuing Entity	Year Due	Evergy	Evergy Kansas Central	Evergy Metro
Mortgage Bonds			(millions)
3.25% Series	Evergy Kansas Central, Inc.	2025	$250.0	$250.0	$—
2.55% Series	Evergy Kansas Central, Inc.	2026	350.0	350.0	—
3.10% Series	Evergy Kansas Central, Inc.	2027	300.0	300.0	—
4.125% Series	Evergy Kansas Central, Inc.	2042	550.0	550.0	—
4.10% Series	Evergy Kansas Central, Inc.	2043	430.0	430.0	—
4.625% Series	Evergy Kansas Central, Inc.	2043	250.0	250.0	—
4.25% Series	Evergy Kansas Central, Inc.	2045	300.0	300.0	—
3.25% Series	Evergy Kansas Central, Inc.	2049	300.0	300.0	—
3.45% Series	Evergy Kansas Central, Inc.	2050	500.0	500.0	—
6.15% Series	Evergy Kansas South, Inc.	2023	50.0	50.0	—
6.53% Series	Evergy Kansas South, Inc.	2037	175.0	175.0	—
6.64% Series	Evergy Kansas South, Inc.	2038	100.0	100.0	—
4.30% Series	Evergy Kansas South, Inc.	2044	250.0	250.0	—
2.95% EIRR bonds	Evergy Metro, Inc.	2023	79.5	—	79.5
2.25% Series	Evergy Metro, Inc.	2030	400.0	—	400.0
4.125% Series	Evergy Metro, Inc.	2049	400.0	—	400.0
5.15% Series	Evergy Missouri West, Inc.	2027	300.0	—	—
3.75% Series	Evergy Missouri West, Inc.	2032	250.0	—	—
Pollution Control Bonds
3.54% Series(a)	Evergy Kansas Central, Inc.	2032	45.0	45.0	—
3.54% Series(a)	Evergy Kansas Central, Inc.	2032	30.5	30.5	—
3.54% Series(a)	Evergy Kansas South, Inc.	2027	21.9	21.9	—
2.50% Series	Evergy Kansas South, Inc.	2031	50.0	50.0	—
3.54% Series(a)	Evergy Kansas South, Inc.	2032	14.5	14.5	—
3.54% Series(a)	Evergy Kansas South, Inc.	2032	10.0	10.0	—
3.287% Series 2007A and 2007B(a)	Evergy Metro, Inc.	2035	146.5	—	146.5
3.50% EIRR bonds	Evergy Metro, Inc.	2038	23.4	—	23.4
Senior Notes
3.15% Series(b)	Evergy Metro, Inc.	2023	300.0	—	300.0
3.65% Series(b)	Evergy Metro, Inc.	2025	350.0	—	350.0
6.05% Series (5.78% rate)(b)(c)	Evergy Metro, Inc.	2035	250.0	—	250.0
5.30% Series(b)	Evergy Metro, Inc.	2041	400.0	—	400.0
4.20% Series(b)	Evergy Metro, Inc.	2047	300.0	—	300.0
4.20% Series(b)	Evergy Metro, Inc.	2048	300.0	—	300.0
3.49% Series A(d)	Evergy Missouri West, Inc.	2025	36.0	—	—
4.06% Series B(d)	Evergy Missouri West, Inc.	2033	60.0	—	—
4.74% Series C(d)	Evergy Missouri West, Inc.	2043	150.0	—	—
2.86% Series A(d)	Evergy Missouri West, Inc.	2031	350.0	—	—
3.01% Series B(d)	Evergy Missouri West, Inc.	2033	75.0	—	—
3.21% Series C(d)	Evergy Missouri West, Inc.	2036	75.0	—	—
2.45% Series	Evergy, Inc.	2024	800.0	—	—
2.90% Series (3.77% rate)(c)	Evergy, Inc.	2029	800.0	—	—
Medium Term Notes
7.33% Series(d)	Evergy Missouri West, Inc.	2023	3.0	—	—
7.17% Series(d)	Evergy Missouri West, Inc.	2023	7.0	—	—
Term loan facility(e)	Evergy, Inc.	2024	500.0	—	—
Fair value adjustment(f)			92.1	—	—
Current maturities(g)			(439.1)	(50.0)	(379.5)
Unamortized debt discount and debt issuance costs			(79.6)	(40.0)	(22.8)
Total excluding current maturities(h)			$9,905.7	$3,886.9	$2,547.1
(a)Variable rate.
(b)Effectively secured pursuant to the General Mortgage Indenture and Deed of Trust dated as of December 1, 1986, as supplemented (Evergy Metro Mortgage Indenture) through the issuance of collateral mortgage bonds to the trustee in 2019.
(c)Rate after amortizing gains/losses recognized in OCI on settlements of interest rate hedging instruments.
(d)Unconditionally guaranteed by Evergy, Inc.
(e) Evergy demonstrated the intent and ability to refinance the Term Loan Facility with an original expiration date in February 2023 with a new maturity date of February 2024 and therefore it is reflected in long-term debt, net on Evergy's consolidated balance sheets as of December 31, 2022.

(f) Represents the fair value adjustments recorded at Evergy consolidated related to the long-term debt of Great Plains Energy, Evergy Metro and Evergy Missouri West in connection with purchase accounting for the Great Plains Energy and Evergy Kansas Central merger. This amount is not part of future principal payments and will amortize over the remaining life of the associated debt instruments.
(g) Evergy's current maturities total as of December 31, 2023, did not include any fair value adjustments in connection with purchase accounting. Evergy's current maturities total as of December 31, 2022, includes $(0.4) million of fair value adjustments recorded in connection with purchase accounting for the Great Plains Energy and Evergy Kansas Central merger.
(h) As of December 31, 2023 and 2022, does not include $50.0 million and $21.9 million of secured Series 2005 Environmental Improvement Revenue Refunding (EIRR) bonds because the bonds were repurchased in September 2015 and are held by Evergy Metro.
Mortgage Bonds
The Evergy Kansas Central and Evergy Kansas South mortgages each contain provisions restricting the amount of first mortgage bonds (FMBs) that could be issued by each entity. Evergy Kansas Central and Evergy Kansas South must be in compliance with such restrictions prior to the issuance of additional first mortgage bonds or other secured indebtedness. The amount of Evergy Kansas Central FMBs authorized by its Mortgage and Deed of Trust, dated July 1, 1939, as supplemented, is subject to certain limitations as described below. The amount of Evergy Kansas South FMBs authorized by the Evergy Kansas South Mortgage and Deed of Trust, dated April 1, 1940, as supplemented and amended, is limited to a maximum of $3.5 billion, unless amended further. FMBs are secured by utility assets. Amounts of additional FMBs that may be issued are subject to property, earnings and certain restrictive provisions, except in connection with certain refundings, of each mortgage. As of December 31, 2023, approximately $518.6 million and $2,878.6 million principal amounts of additional Evergy Kansas Central FMBs or Evergy Kansas South FMBs, respectively, could be issued under the most restrictive provisions of their mortgages.
Evergy Metro has issued mortgage bonds under the Evergy Metro Mortgage Indenture, which creates a mortgage lien on substantially all Evergy Metro's utility plant. Additional Evergy Metro bonds may be issued on the basis of 75% of property additions or retired bonds. As of December 31, 2023, approximately $5,548.5 million principal amount of additional Evergy Metro mortgage bonds could be issued under the most restrictive provisions in the mortgage.
Evergy Missouri West has issued mortgage bonds under the Evergy Missouri West Mortgage Indenture, establishing a first mortgage lien on substantially all of its present properties and certain after-acquired properties, subject to certain exceptions. Additional Evergy Missouri West mortgage bonds may be issued on the basis of 75% of property additions or retired bonds. As of December 31, 2023, approximately $2,158.7 million principal amount of additional Evergy Missouri West mortgage bonds could be issued under the most restrictive provisions in the mortgage.
In March 2023, Evergy Kansas Central issued, at a discount, $400.0 million of 5.70% FMBs, maturing in 2053. The proceeds of the issuance were used to repay commercial paper borrowings and for general corporate purposes.
In April 2023, Evergy Metro issued, at a discount, $300.0 million of 4.95% Mortgage Bonds, maturing in 2033. The proceeds of the issuance were used to repay Evergy Metro's commercial paper borrowings which were incurred to repay the $300.0 million principal amount of Evergy Metro's 3.15% Senior Notes that matured in March 2023.
In May 2023, Evergy Kansas South repaid its $50.0 million of 6.15% FMBs at maturity.
In November 2023, Evergy Kansas Central issued, at a discount, $300.0 million of 5.90% FMBs, maturing in 2033.
In December 2023, Evergy Metro issued $79.5 million of 4.30% EIRR bonds, maturing in 2026. Proceeds were used to repay Evergy Metro's $79.5 million of 2.95% EIRR bonds at maturity.

Senior Notes
Under the terms of the note purchase agreements for certain Evergy Missouri West senior notes, Evergy Missouri West is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreements, not greater than 0.65 to 1.00. In addition, Evergy Missouri West's priority debt, as defined in the agreements, cannot exceed 15% of consolidated tangible net worth, as defined in the agreements. As of December 31, 2023, Evergy Missouri West was in compliance with these covenants.
In March 2023, Evergy Metro repaid its $300.0 million of 3.15% Senior Notes at maturity.
Convertible Notes
In December 2023, Evergy, Inc. issued $1.4 billion aggregate principal amount of 4.50% Convertible Notes, including $0.2 billion principal amount of Convertible Notes issued upon the full exercise by the initial purchasers of their over-allotment option. Proceeds from the offering were used to repay the $500.0 million borrowing under the Term Loan Facility, to repay a portion of the outstanding balance under the commercial paper program and for general corporate purposes.
Interest on the Convertible Notes is payable semiannually, beginning June 2024. The Convertible Notes will mature in December 2027, unless earlier converted or repurchased, but are not redeemable at the option of Evergy, Inc. No sinking fund is provided for the Convertible Notes. The Convertible Notes are direct, senior unsecured obligations of Evergy, Inc. and rank equal in right of payment to any of Evergy, Inc.'s unsecured indebtedness that is not so subordinated, including Evergy, Inc.'s master revolving credit agreement that governs its senior unsecured revolving credit facility, its commercial paper obligations, its 2.45% Senior Notes due 2024 and its 2.9% Senior Notes due 2029. The Convertible Notes are not guaranteed by any of Evergy, Inc.'s subsidiaries.
Holders may convert their Convertible Notes at any time prior to the close of business on the business day immediately preceding September 15, 2027 only under the following circumstances:
a.During any calendar quarter commencing after the calendar quarter ending on March 31, 2024 (and only such calendar quarter), if the last reported sales price of Evergy, Inc. common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
b.During the five business day period after any ten consecutive trading day period (Measurement Period) in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of Evergy, Inc. common stock and the conversion rate on each such trading day; or
c.Upon the occurrence of specific corporate events specified in the indenture governing the Convertible Notes.
On or after September 15, 2027 until the close of business on the business day immediately preceding the maturity date, a holder may convert their notes at any time, regardless of the foregoing circumstances.
Upon conversion, Evergy, Inc. will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of Evergy, Inc. common stock or a combination of cash and shares of Evergy, Inc. common stock, at Evergy, Inc.’s election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted, as described in the indenture governing the Convertible Notes. The Convertible Notes are initially convertible at a rate of 16.1809 shares of Evergy, Inc. common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $61.80 per share of Evergy, Inc. common stock. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, Evergy, Inc. will, in certain circumstances, increase the conversion rate for a holder who elects to convert their Convertible Notes in connection with such a corporate event. If Evergy, Inc. undergoes a fundamental change, a holder may require

Evergy, Inc. to repurchase for cash all or any portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
Securitized Bonds
In 2022, Evergy Missouri West created a special purpose subsidiary, Evergy Missouri West Storm Funding I, LLC, a wholly-owned, bankruptcy remote entity (Evergy Missouri West Storm Funding) solely for the purpose of recovering extraordinary fuel and purchased power costs incurred as part of the February 2021 winter weather event. In February 2024, Evergy Missouri West Storm Funding issued, at a discount, $331.1 million of 5.10% Securitized Utility Tariff Bonds (Securitized Bonds) with a final payment scheduled for 2038, maturing in 2040. The obligations of Evergy Missouri West Storm Funding's Securitization Bonds are repaid through charges imposed on customers in Evergy Missouri West's service territory. Creditors of Evergy Missouri West have no recourse to any assets or revenues of Evergy Missouri West Storm Funding, and the bondholders have no recourse to the general credit of Evergy Missouri West. See Note 4 for additional information regarding the February 2021 winter weather event securitization.
Scheduled Maturities
Evergy's, Evergy Kansas Central's and Evergy Metro's long-term debt maturities for the next five years are detailed in the following table.

	2024	2025	2026	2027	2028
	(millions)
Evergy	$800.0	$636.0	$429.5	$2,021.9	$—
Evergy Kansas Central	—	250.0	350.0	321.9	—
Evergy Metro	—	350.0	79.5	—	—
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
The gross notional contract amount by commodity type for derivative instruments is summarized in the following table.

		December 31
Non-hedging derivatives	Notional volume unit of measure	2023	2022
Evergy		(millions)
Commodity contracts
Power	MWhs	52.9	67.2
Natural gas	MMBtu	559.9	772.7
Evergy Kansas Central
Commodity contracts
Power	MWhs	32.1	41.6
Natural gas	MMBtu	558.7	769.6
Evergy Metro
Commodity contracts
Power	MWhs	15.1	18.2
The fair values of Evergy's open derivative positions and balance sheet classifications are summarized in the following tables. The fair values below are gross values before netting agreements and netting of cash collateral.

		December 31
Evergy		2023	2022
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$23.2	$41.6
	Other assets - long-term	35.7	65.6
Natural gas	Other assets - current	68.1	221.0
	Other assets - long-term	6.0	1.6
Total derivative assets		$133.0	$329.8
Commodity contracts
Power	Other liabilities - current	$21.0	$41.0
	Other liabilities - long-term	32.9	61.5
Natural gas	Other liabilities - current	68.1	218.8
	Other liabilities - long-term	6.8	1.6
Total derivative liabilities		$128.8	$322.9

		December 31
Evergy Kansas Central		2023	2022
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$18.3	$36.7
	Other assets - long-term	35.7	65.6
Natural gas	Other assets - current	68.1	221.0
	Other assets - long-term	6.0	1.6
Total derivative assets		$128.1	$324.9
Commodity contracts
Power	Other liabilities - current	$14.3	$35.6
	Other liabilities - long-term	32.9	61.5
Natural gas	Other liabilities - current	67.0	215.1
	Other liabilities - long-term	6.8	1.6
Total derivative liabilities		$121.0	$313.8

		December 31
Evergy Metro		2023	2022
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$2.1	$3.5
Total derivative assets		$2.1	$3.5
Commodity contracts
Power	Other liabilities - current	$5.7	$4.1
Total derivative liabilities		$5.7	$4.1
The following tables present the line items on the Evergy Companies' consolidated balance sheets where derivative assets and liabilities are reported. The gross amounts offset in the tables below show the effect of master netting arrangements and include collateral posted to offset the net position.

December 31, 2023	Evergy	Evergy Kansas Central	Evergy Metro
Derivative Assets	(millions)
Current
Gross amounts recognized	$91.3	$86.4	$2.1
Gross amounts offset	(78.4)	(75.3)	(2.1)
Net amounts presented in other assets - current	$12.9	$11.1	$—
Long-Term
Gross amounts recognized	$41.7	$41.7	$—
Gross amounts offset	(11.9)	(11.9)	—
Net amounts presented in other assets - long-term	$29.8	$29.8	$—
Derivative Liabilities
Current
Gross amounts recognized	$89.1	$81.3	$5.7
Gross amounts offset	(77.5)	(74.4)	(2.1)
Net amounts presented in other liabilities - current	$11.6	$6.9	$3.6
Long-Term
Gross amounts recognized	$39.7	$39.7	$—
Gross amounts offset	(5.9)	(5.9)	—
Net amounts presented in other liabilities - long-term	$33.8	$33.8	$—

December 31, 2022	Evergy	Evergy Kansas Central	Evergy Metro
Derivative Assets	(millions)
Current
Gross amounts recognized	$262.6	$257.7	$3.5
Gross amounts offset	(237.4)	(232.9)	(3.5)
Net amounts presented in other assets - current	$25.2	$24.8	$—
Long-Term
Gross amounts recognized	$67.2	$67.2	$—
Gross amounts offset	(42.1)	(42.1)	—
Net amounts presented in other assets - long-term	$25.1	$25.1	$—
Derivative Liabilities
Current
Gross amounts recognized	$259.8	$250.7	$4.1
Gross amounts offset	(234.0)	(229.4)	(3.5)
Net amounts presented in other liabilities - current	$25.8	$21.3	$0.6
Long-Term
Gross amounts recognized	$63.1	$63.1	$—
Gross amounts offset	(36.4)	(36.4)	—
Net amounts presented in other liabilities - long-term	$26.7	$26.7	$—
The following table summarizes the amounts of gain (loss) recognized in income for the change in fair value of derivatives not designated as hedging instruments for the Evergy Companies.

Location of gain (loss)	Contract type	2023	2022	2021
Evergy		(millions)
Operating revenues	Commodity	$22.9	$84.6	$117.5
Total		$22.9	$84.6	$117.5
Evergy Kansas Central
Operating revenues	Commodity	$22.9	$84.6	$117.5
Total		$22.9	$84.6	$117.5
Credit risk of the Evergy Companies' derivative instruments relates to the potential adverse financial impact resulting from non-performance by a counterparty of its contractual obligations. The Evergy Companies maintain credit policies and employ credit risk mitigation, such as collateral requirements or letters of credit, when necessary to minimize their overall credit risk and monitor exposure. Substantially all of the Evergy Companies' counterparty credit risk associated with derivative instruments relates to Evergy Kansas Central's non-regulated energy marketing activities. As of December 31, 2023, if counterparty groups completely failed to perform on contracts, Evergy's and Evergy Kansas Central's maximum exposure related to derivative assets was $36.2 million. As of December 31, 2023, the potential loss after the consideration of applicable master netting arrangements and collateral received for Evergy and Evergy Kansas Central was $29.0 million.
Certain of the Evergy Companies' derivative instruments contain collateral provisions that are tied to the Evergy Companies' credit ratings and may require the posting of collateral for various reasons, including if the Evergy Companies' credit ratings were to fall below investment grade. Substantially all of these derivative instruments relate to Evergy Kansas Central's non-regulated energy marketing activities. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of December 31, 2023, was $34.6 million for which Evergy and Evergy Kansas Central have posted no collateral in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered as of December 31, 2023, Evergy and Evergy Kansas Central could be required to post an additional $34.3 million of collateral to their counterparties.

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

	December 31, 2023		December 31, 2022
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt(a)	(millions)
Evergy(b)	$11,853.3	$11,044.9	$10,344.8	$9,160.0
Evergy Kansas Central	4,580.4	4,176.6	3,936.9	3,389.4
Evergy Metro	2,924.4	2,738.8	2,926.6	2,661.7
(a) Includes current maturities.
(b) Book value as of December 31, 2023 and 2022, includes $87.0 million and $92.1 million, respectively, of fair value adjustments recorded in connection with purchase accounting for the Great Plains Energy and Evergy Kansas Central merger, which are not part of future principal payments and will amortize over the remaining life of the associated debt instrument.

Recurring Fair Value Measurements
The following tables include balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	December 31, 2023	Netting	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$133.1	$—	$123.3	$—	$—	$9.8
International equity funds	72.6	—	72.6	—	—	—
Core bond fund	56.2	—	56.2	—	—	—
High-yield bond fund	29.1	—	29.1	—	—	—
Emerging markets bond fund	18.3	—	18.3	—	—	—
Alternative investments fund	37.9	—	—	—	—	37.9
Real estate securities fund	17.2	—	—	—	—	17.2
Cash equivalents	0.7	—	0.7	—	—	—
Total nuclear decommissioning trust	365.1	—	300.2	—	—	64.9
Rabbi trust
Fixed income funds	15.2	—	15.2	—	—	—
Equity funds	7.4	—	7.4	—	—	—
Combination debt/equity/other fund	1.7	—	1.7	—	—	—
Cash equivalents	0.2	—	0.2	—	—	—
Total rabbi trust	24.5	—	24.5	—	—	—
Derivative instruments - commodity contracts(b)
Power	40.2	(13.8)	16.3	32.2	5.5	—
Natural gas	0.7	(73.4)	72.7	1.4	—	—
Total derivative assets	40.9	(87.2)	89.0	33.6	5.5	—
Total assets	430.5	(87.2)	413.7	33.6	5.5	64.9
Liabilities
Derivative instruments - commodity contracts(b)
Power	40.3	(6.9)	9.4	34.6	3.2	—
Natural gas	0.4	(73.4)	72.6	1.2	—	—
Total derivative liabilities	40.7	(80.3)	82.0	35.8	3.2	—
Total liabilities	$40.7	$(80.3)	$82.0	$35.8	$3.2	$—
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$302.4	$—	$302.4	$—	$—	$—
Debt securities
U.S. Treasury	47.9	—	47.9	—	—	—
State and local obligations	3.8	—	—	3.8	—	—
Corporate bonds	43.9	—	—	43.9	—	—
Foreign governments	0.1	—	—	0.1	—	—
Cash equivalents	3.2	—	3.2	—	—	—
Total nuclear decommissioning trust	401.3	—	353.5	47.8	—	—
Self-insured health plan trust(c)
Equity securities	2.0	—	2.0	—	—	—
Debt securities	9.4	—	2.5	6.9	—	—
Cash and cash equivalents	4.3	—	4.3	—	—	—
Total self-insured health plan trust	15.7	—	8.8	6.9	—	—
Derivative instruments - commodity contracts(b)
Power	—	(2.1)	—	—	2.1	—
Total derivative assets	—	(2.1)	—	—	2.1	—
Total assets	417.0	(2.1)	362.3	54.7	2.1	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	3.6	(2.1)	—	—	5.7	—
Total derivative liabilities	3.6	(2.1)	—	—	5.7	—
Total liabilities	$3.6	$(2.1)	$—	$—	$5.7	$—

Description	December 31, 2023	Netting	Level 1	Level 2	Level 3	NAV
Other Evergy	(millions)
Assets
Rabbi trusts
Core bond fund	$8.8	$—	$8.8	$—	$—	$—
Total rabbi trusts	8.8	—	8.8	—	—	—
Derivative instruments - commodity contracts(b)
Power	1.8	(1.0)	—	—	2.8	—
Total derivative assets	1.8	(1.0)	—	—	2.8	—
Total assets	10.6	(1.0)	8.8	—	2.8	—
Liabilities
Derivative instruments
Power	—	(1.0)	—	—	1.0	—
Natural gas	1.1	—	—	1.1	—	—
Total derivative liabilities	1.1	(1.0)	—	1.1	1.0	—
Total liabilities	$1.1	$(1.0)	$—	$1.1	$1.0	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$766.4	$—	$653.7	$47.8	$—	$64.9
Rabbi trusts	33.3	—	33.3	—	—	—
Self-insured health plan trust(c)	15.7	—	8.8	6.9	—	—
Derivative instruments - commodity contracts(b)
Power	42.0	(16.9)	16.3	32.2	10.4	—
Natural gas	0.7	(73.4)	72.7	1.4	—	—
Total derivative assets	42.7	(90.3)	89.0	33.6	10.4	—
Total assets	858.1	(90.3)	784.8	88.3	10.4	64.9
Liabilities
Derivative instruments - commodity contracts(b)
Power	43.9	(10.0)	9.4	34.6	9.9	—
Natural gas	1.5	(73.4)	72.6	2.3	—	—
Total derivative liabilities	45.4	(83.4)	82.0	36.9	9.9	—
Total liabilities	$45.4	$(83.4)	$82.0	$36.9	$9.9	$—

Description	December 31, 2022	Netting	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$112.5	$—	$100.4	$—	$—	$12.1
International equity funds	62.9	—	62.9	—	—	—
Core bond fund	51.0	—	51.0	—	—	—
High-yield bond fund	25.3	—	25.3	—	—	—
Emerging markets bond fund	16.0	—	16.0	—	—	—
Alternative investments fund	31.8	—	—	—	—	31.8
Real estate securities fund	18.9	—	—	—	—	18.9
Cash equivalents	0.4	—	0.4	—	—	—
Total nuclear decommissioning trust	318.8	—	256.0	—	—	62.8
Rabbi trust
Fixed income funds	15.6	—	15.6	—	—	—
Equity funds	7.3	—	7.3	—	—	—
Combination debt/equity/other fund	1.9	—	1.9	—	—	—
Cash equivalents	0.1	—	0.1	—	—	—
Total rabbi trust	24.9	—	24.9	—	—	—
Derivative instruments - commodity contracts(b)
Power	42.6	(59.7)	45.5	46.5	10.3	—
Natural gas	7.3	(215.3)	222.5	0.1	—	—
Total derivative assets	49.9	(275.0)	268.0	46.6	10.3	—
Total assets	393.6	(275.0)	548.9	46.6	10.3	62.8
Liabilities
Derivative instruments - commodity contracts(b)
Power	46.6	(50.5)	34.0	55.9	7.2	—
Natural gas	1.4	(215.3)	216.6	0.1	—	—
Total derivative liabilities	48.0	(265.8)	250.6	56.0	7.2	—
Total liabilities	$48.0	$(265.8)	$250.6	$56.0	$7.2	$—
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$243.4	$—	$243.4	$—	$—	$—
Debt securities
U.S. Treasury	40.7	—	40.7	—	—	—
U.S. Agency	0.4	—	0.4	—	—	—
State and local obligations	4.2	—	—	4.2	—	—
Corporate bonds	39.1	—	—	39.1	—	—
Foreign governments	0.1	—	—	0.1	—	—
Cash equivalents	6.6	—	6.6	—	—	—
Total nuclear decommissioning trust	334.5	—	291.1	43.4	—	—
Self-insured health plan trust(c)
Equity securities	1.6	—	1.6	—	—	—
Debt securities	8.0	—	2.5	5.5	—	—
Cash and cash equivalents	1.6	—	1.6	—	—	—
Total self-insured health plan trust	11.2	—	5.7	5.5	—	—
Derivative instruments - commodity contracts(b)
Power	—	(3.5)	—	—	3.5	—
Total derivative assets	—	(3.5)	—	—	3.5	—
Total assets	345.7	(3.5)	296.8	48.9	3.5	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	0.6	(3.5)	—	—	4.1	—
Total derivative liabilities	0.6	(3.5)	—	—	4.1	—
Total liabilities	$0.6	$(3.5)	$—	$—	$4.1	$—

Description	December 31, 2022	Netting	Level 1	Level 2	Level 3	NAV
Other Evergy	(millions)
Assets
Rabbi trusts
Core bond fund	$9.2	$—	$9.2	$—	$—	$—
Total rabbi trusts	9.2	—	9.2	—	—	—
Derivative instruments - commodity contracts(b)
Power	0.4	(1.0)	—	—	1.4	—
Total derivative assets	0.4	(1.0)	—	—	1.4	—
Total assets	9.6	(1.0)	9.2	—	1.4	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	0.2	(1.1)	0.2	—	1.1	—
Natural gas	3.7	—	—	3.7	—	—
Total derivative liabilities	3.9	(1.1)	0.2	3.7	1.1	—
Total liabilities	$3.9	$(1.1)	$0.2	$3.7	$1.1	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$653.3	$—	$547.1	$43.4	$—	$62.8
Rabbi trusts	34.1	—	34.1	—	—	—
Self-insured health plan trust(c)	11.2	—	5.7	5.5	—	—
Derivative instruments - commodity contracts(b)
Power	43.0	(64.2)	45.5	46.5	15.2	—
Natural gas	7.3	(215.3)	222.5	0.1	—	—
Total derivative assets	50.3	(279.5)	268.0	46.6	15.2	—
Total assets	748.9	(279.5)	854.9	95.5	15.2	62.8
Liabilities
Derivative instruments - commodity contracts(b)
Power	47.4	(55.1)	34.2	55.9	12.4	—
Natural gas	5.1	(215.3)	216.6	3.8	—	—
Total derivative liabilities	52.5	(270.4)	250.8	59.7	12.4	—
Total liabilities	$52.5	$(270.4)	$250.8	$59.7	$12.4	$—
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

	December 31, 2023		December 31, 2022		December 31, 2023
	Fair	Unfunded	Fair	Unfunded	Redemption	Length of
	Value	Commitments	Value	Commitments	Frequency	Settlement
Evergy Kansas Central	(millions)
Nuclear decommissioning trust:
Domestic equity funds	$9.8	$1.4	$12.1	$1.5	(a)	(a)
Alternative investments fund(b)	37.9	—	31.8	—	Quarterly	65 days
Real estate securities fund(b)	17.2	—	18.9	—	Quarterly	65 days
Total Evergy investments at NAV	$64.9	$1.4	$62.8	$1.5
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
The following table summarizes the net unrealized gains (losses) for the Evergy Companies' nuclear decommissioning trusts and rabbi trusts.

	2023	2022	2021
Evergy	(millions)
Nuclear decommissioning trust - equity securities	$80.4	$(123.3)	101.8
Nuclear decommissioning trust - debt securities	2.7	(15.2)	(4.5)
Rabbi trusts - equity securities	2.4	(7.1)	(1.8)
Total	$85.5	$(145.6)	$95.5
Evergy Kansas Central
Nuclear decommissioning trust - equity securities	$28.3	$(62.8)	50.5
Rabbi trust - equity securities	2.0	(5.4)	(1.4)
Total	$30.3	$(68.2)	$49.1
Evergy Metro
Nuclear decommissioning trust - equity securities	$52.1	$(60.5)	51.3
Nuclear decommissioning trust - debt securities	2.7	(15.2)	(4.5)
Total	$54.8	$(75.7)	$46.8
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
Ozone Interstate Transport State Implementation Plans (ITSIP)
In 2015, the EPA lowered the Ozone National Ambient Air Quality Standards (NAAQS) from 75 ppb to 70 ppb. Impacted states were required to submit ITSIPs in 2018 to comply with the "Good Neighbor Provision" of the Clean Air Act (CAA). The EPA did not act on these ITSIP submissions by the deadline established in the CAA and entered consent decrees establishing deadlines to take final action on various ITSIPs. In February 2022, the EPA published a proposed rule to disapprove the ITSIPs submitted by nineteen states including Missouri and Oklahoma. In April 2022, the EPA published a final approval of the Kansas ITSIP in the Federal Register. The Missouri Department of Natural Resources (MDNR) submitted a supplemental ITSIP to the EPA on November 1, 2022. In February 2023, the EPA published a final rule disapproving the ITSIPs submitted by 19 states, including the final disapproval of the Missouri and Oklahoma ITSIPs. In April 2023, the Attorneys General of Missouri and Oklahoma filed Petitions for Review in the U.S. Courts of Appeals for the Eighth and Tenth Circuits, respectively, challenging the EPA's disapproval. In May 2023, the Eighth Circuit granted a stay of the EPA's disapproval of the Missouri ITSIP. Due to uncertainty regarding the stay of the EPA's disapproval of the Missouri ITSIP, the Evergy Companies are unable to accurately assess the impact on their operations or consolidated financial results, but the cost to comply could be material. Similarly, in July 2023, the Tenth Circuit granted a stay of the EPA's disapproval of the Oklahoma ITSIP. In January 2024, the EPA proposed to disapprove the ITSIP for Kansas and four other states. The Kansas ITSIP was previously approved in April 2022. The Evergy Companies are in the process of reviewing this proposed disapproval of the Kansas ITSIP.

Ozone Interstate Transport Federal Implementation Plans (ITFIP)
In April 2022, the EPA published in the Federal Register the proposed ITFIP to resolve outstanding "Good Neighbor" obligations with respect to the 2015 Ozone NAAQS for 26 states including Missouri and Oklahoma. This ITFIP would establish a revised Cross-State Air Pollution Rule (CSAPR) ozone season nitrogen oxide (NOx) emissions trading program for electric generating units (EGUs) beginning in 2023 and would limit ozone season NOx emissions from certain industrial stationary sources beginning in 2026. The proposed rule would also establish a new daily backstop NOx emissions rate limit for applicable coal-fired units larger than 100 MW, as well as unit-specific NOx emission rate limits for certain industrial emission units and would feature "dynamic" adjustments of emission budgets for EGUs beginning with ozone season 2025. The proposed ITFIP includes reductions to the state ozone season NOx budgets for Missouri and Oklahoma beginning in 2023 with additional reductions in future years. The Evergy Companies provided formal comments as part of the rulemaking process. In March 2023, the EPA issued the final ITFIPs for twenty-three states, including Missouri and Oklahoma, which included reduced ozone season NOx budgets for EGUs in Missouri, Oklahoma and other states, and included other features and requirements that were in the proposed version of the rule. Because the EPA's authority to impose an ITFIP for a state is triggered by the state's failure to submit an ITSIP addressing NAAQS by the statutory deadline or disapproval of an ITSIP, the EPA lacks authority under the Clean Air Act to impose an ITFIP on a state for which SIP disapprovals have been stayed by the courts. Accordingly, the EPA issued interim final rules staying the effectiveness of the ITFIP in both Missouri and Oklahoma while the stays issued by the Eighth and Tenth Circuits in the ITSIP disapproval cases remain in place. During this time, both states will continue to operate under the existing CSAPR program. While Kansas was not originally included in the ITFIP, in January 2024, the EPA issued a proposal to include Kansas in the ITFIP. If finalized, the ITFIP for Kansas would become effective for the 2025 ozone season beginning in May 2025. The Evergy Companies are in the process of reviewing the details of this proposal; however, the impact on the Evergy Companies' operations and the cost to comply could be material.
Particulate Matter National Ambient Air Quality Standards
In February 2024, the EPA finalized a rule strengthening the primary annual PM2.5 (particulate matter less than 2.5 microns in diameter) NAAQS. The EPA is lowering the primary annual PM2.5 NAAQS from 12.0 µg/m3 (micrograms per cubic meter) to 9.0 µg/m3. The final rule is expected to take effect 60 days after publication in the Federal Register. The Evergy Companies are in the process of reviewing this final rule, however, due to uncertainty regarding the implementation of this final rule, the Evergy Companies are unable to accurately assess the impacts on their operations or consolidated financial results, but the cost to comply with lower PM2.5 NAAQS could be material.
Regional Haze Rule
In 1999, the EPA finalized the Regional Haze Rule which aims to restore national parks and wilderness areas to pristine conditions. The rule requires states in coordination with the EPA, the National Park Service, the U.S. Fish and Wildlife Service, the U.S. Forest Service, and other interested parties to develop and implement air quality protection plans to reduce the pollution that causes visibility impairment. There are 156 "Class I" areas across the U.S. that must be restored to pristine conditions by the year 2064. There are no Class I areas in Kansas, whereas Missouri has two: the Hercules-Glades Wilderness Area and the Mingo Wilderness Area. States must submit revisions to their Regional Haze Rule SIPs every ten years and the first round was due in 2007. For the second ten-year implementation period, the EPA issued a final rule revision in 2017 that allowed states to submit their SIP revisions by July 2021. The Evergy Companies have been in contact with the Kansas Department of Health and Environment (KDHE) and MDNR as they worked to draft their SIP revisions. The Missouri SIP revision does not require any additional reductions from the Evergy Companies' generating units in the state. MDNR submitted the Missouri SIP revision to the EPA in August 2022, however, they failed to do so by the EPA's revised submittal deadline in August 2022. As a result, in August 2022, the EPA published "finding of failure" with respect to Missouri and fourteen other states for failing to submit their Regional Haze SIP revisions by the applicable deadline. This finding of failure established a two-year deadline for the EPA to issue a Regional Haze federal implementation plan (FIP) for each state unless the state submits and the EPA approves a revised SIP that meets all applicable requirements before the EPA issues the FIP. The Kansas SIP revision was placed on public notice in June 2021 and requested no additional emission reductions by electric utilities based on the significant reductions that were achieved during the first implementation period. The EPA provided comments on the Kansas SIP revision in June 2021 that each state is statutorily required to conduct a "four-factor analysis" on at least two sources within the state to help determine if further emission reductions are necessary. The EPA also stated it would be difficult to approve the Kansas SIP revision if at least two four-factor analyses are not conducted on Kansas emission sources. KDHE submitted the Kansas SIP revision in July 2021. In January 2024, the EPA issued a proposal to disapprove the Kansas SIP revision for failing to conduct a four-factor analysis for at least two emission sources in Kansas. If a Kansas generating unit of the Evergy Companies is selected for analysis, the possibility exists that the state or the EPA, through a revised SIP or a FIP, could determine that additional operational or physical modifications are required on the generating unit to further reduce emissions. The overall cost of those modifications could be material to the Evergy Companies.
Greenhouse Gases
Burning coal and other fossil fuels releases carbon dioxide (CO2) and other gases referred to as greenhouse gases (GHG). Various regulations under the CAA limit CO2 and other GHG emissions, and in addition, other measures are being imposed or offered by individual states, municipalities and regional agreements with the goal of reducing GHG emissions. In May 2023, the EPA proposed GHG regulations that would apply to fossil fuel fired EGUs. The proposal would set CO2 limitations on emissions from new gas-fired combustion turbines, existing coal, oil and gas-fired steam generating units, and certain existing gas-fired combustion turbines. The proposed CO2 limitations assume technologies such as carbon capture and sequestration/storage (CCS), hydrogen co-firing, and natural gas co-firing will be utilized. A final rule is expected in the first half of 2024.
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
In May 2023, the EPA published a proposed expansion to the CCR regulation focused on legacy surface impoundments. This regulation expands applicability of the 2015 CCR regulation to two newly defined types of CCR disposal units. In November 2023, the EPA also posted a notice of data availability related to the proposed rule. A final rule is expected in the second quarter of 2024. If the legacy rule is finalized as proposed, the Evergy Companies anticipate having additional CCR units requiring evaluation and potential remediation. The cost to comply with these proposed regulations by the EPA could be material.
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
Nuclear Liability Insurance
Pursuant to the Price-Anderson Act, liability insurance includes coverage against public nuclear liability claims resulting from nuclear incidents to the required limit of public liability, which is approximately $16.3 billion. This limit of liability consists of the maximum available commercial insurance of $0.5 billion and the remaining $15.8 billion is provided through mandatory participation in an industry-wide retrospective assessment program. Under this retrospective assessment program, the owners of Wolf Creek are jointly and severally subject to an assessment of up to $165.9 million (Evergy's share is $156.0 million and each of Evergy Kansas Central's and Evergy Metro's is $78.0 million), payable at no more than $24.7 million (Evergy's share is $23.2 million and each of Evergy Kansas Central's and Evergy Metro's is $11.6 million) per incident per year per reactor for any commercial U.S. nuclear reactor qualifying incident. Both the total and yearly assessment is subject to an inflationary adjustment based on the Consumer Price Index and applicable premium taxes. In addition, the U.S. Congress could impose additional revenue-raising measures to pay claims.
Nuclear Property and Accidental Outage Insurance
The owners of Wolf Creek carry decontamination liability, nuclear property damage and premature nuclear decommissioning liability insurance for Wolf Creek totaling approximately $2.8 billion. Insurance coverage for non-nuclear property damage accidents total approximately $2.3 billion. In the event of an extraordinary nuclear accident, insurance proceeds must first be used for reactor stabilization and site decontamination in accordance with a plan mandated by the NRC. The Evergy Companies' share of any remaining proceeds can be used to pay for property damage or, if certain requirements are met, including decommissioning the plant, toward a shortfall in the nuclear decommissioning trust fund. The owners also carry additional insurance with NEIL to help cover costs of replacement power and other extra expenses incurred during a prolonged outage resulting from accidental property damage at Wolf Creek. If significant losses were incurred at any of the nuclear plants insured under the NEIL policies, the owners of Wolf Creek may be subject to retrospective assessments under the current policies of approximately $29.1 million (Evergy's share is $27.4 million and each of Evergy Kansas Central's and Evergy Metro's is $13.7 million).
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
Contractual Commitments - Fuel and Power
The Evergy Companies' contractual commitments for fuel and power as of December 31, 2023 are detailed in the following tables. See Notes 9, 12 and 21 for information regarding pension, long-term debt and lease commitments, respectively.

Evergy
	2024	2025	2026	2027	2028	After 2028	Total
Purchase commitments	(millions)
Fuel	$240.5	$183.7	$183.3	$93.5	$81.7	$145.8	$928.5
Power	58.0	58.4	58.4	58.4	57.1	178.3	468.6
Total fuel and power commitments	$298.5	$242.1	$241.7	$151.9	$138.8	$324.1	$1,397.1

Evergy Kansas Central
	2024	2025	2026	2027	2028	After 2028	Total
Purchase commitments	(millions)
Fuel	$151.2	$107.8	$110.2	$53.8	$42.8	$71.0	$536.8
Power	0.9	0.9	0.9	0.9	0.9	1.3	5.8
Total fuel and power commitments	$152.1	$108.7	$111.1	$54.7	$43.7	$72.3	$542.6

Evergy Metro
	2024	2025	2026	2027	2028	After 2028	Total
Purchase commitments	(millions)
Fuel	$78.5	$68.2	$65.3	$35.5	$38.9	$74.8	$361.2
Power	29.2	29.2	29.2	29.2	29.2	108.5	254.5
Total fuel and power commitments	$107.7	$97.4	$94.5	$64.7	$68.1	$183.3	$615.7
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
As of December 31, 2023, Evergy has provided $794.0 million of credit support for certain of its subsidiaries as follows:
•Evergy direct guarantees to Evergy Kansas Central and Evergy Metro counterparties for certain fuel supply contracts totaling $48.0 million, which expire in 2027; and
•Evergy's guarantee of Evergy Missouri West long-term debt totaling $746.0 million, which includes debt with maturity dates ranging from 2025 to 2043.
Evergy has also guaranteed Evergy Missouri West's commercial paper program. As of December 31, 2023, Evergy Missouri West had $298.1 million of commercial paper outstanding. None of the guaranteed obligations are subject to default or prepayment if Evergy Missouri West's credit ratings were downgraded.
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
The operating expenses and capital costs billed for jointly-owned plants and shared services are detailed in the following table.

	2023	2022	2021
	(millions)
Evergy Kansas Central billings to Evergy Missouri West	$33.0	$32.7	$32.5
Evergy Metro billings to Evergy Missouri West	124.6	140.5	142.1
Evergy Kansas Central billings to Evergy Metro	48.4	33.1	29.4
Evergy Metro billings to Evergy Kansas Central	132.9	238.4	134.7
Money Pool
Evergy Kansas Central, Evergy Metro and Evergy Missouri West are authorized to participate in the Evergy, Inc. money pool, which is an internal financing arrangement in which funds may be lent on a short-term basis between Evergy Kansas Central, Evergy Metro, Evergy Missouri West and Evergy, Inc. Evergy, Inc. can lend but not borrow under the money pool.
As of December 31, 2023, Evergy Metro had no outstanding receivables or payables under the money pool. As of December 31, 2022, Evergy Metro had a $31.0 million outstanding receivable from Evergy Missouri West under the money pool. As of December 31, 2023, Evergy Kansas Central had a $261.4 million outstanding payable to Evergy, Inc. under the money pool. As of December 31, 2022, Evergy Kansas Central had no outstanding receivables or payables under the money pool.

Related Party Net Receivables and Payables
The following table summarizes Evergy Kansas Central's and Evergy Metro's related party net receivables and payables.

	December 31
	2023	2022
Evergy Kansas Central	(millions)
Net payable to Evergy	$(274.5)	$(12.7)
Net payable to Evergy Metro	(19.6)	(15.7)
Net receivable from Evergy Missouri West	11.3	7.4

Evergy Metro
Net receivable from Evergy	$15.9	$16.3
Net receivable from Evergy Kansas Central	19.6	15.7
Net receivable from Evergy Missouri West	91.9	137.5
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

	December 31
	2023	2022
Evergy Kansas Central	(millions)
Income taxes receivable from (payable to) Evergy	$11.5	$(10.3)

Evergy Metro
Income taxes receivable from (payable to) Evergy	$(6.8)	$0.2
18. SHAREHOLDERS' EQUITY
Evergy's authorized capital stock consists of 600 million shares of common stock, without par value, and 12 million shares of Preference Stock, without par value.
Bluescape Energy Partners, LLC (Bluescape) Securities Purchase Agreement
In February 2021, Evergy entered into a securities purchase agreement with an affiliate of Bluescape. Pursuant to the securities purchase agreement, an affiliate of Bluescape agreed to purchase 2,269,447 shares of Evergy’s common stock for approximately $113.2 million and to receive a warrant to purchase up to 3,950,000 additional shares of Evergy’s common stock. Under the terms of the warrant, Evergy will have the option to elect a net cash settlement with respect to the exercise of the warrant under certain circumstances, or to net settle in shares of Evergy’s common stock. The warrant expires in April 2024 and has an exercise price equal to $64.70 per share. Following the satisfaction of customary closing conditions, Evergy completed the sale of its common stock and warrant to the affiliate of Bluescape in April 2021 for $112.5 million, net of issuance costs of $0.7 million. The Executive Chairman of Bluescape, C. John Wilder, joined the Evergy Board in March 2021.
Evergy Registration Statements
In September 2021, Evergy filed with the Securities and Exchange Commission (SEC) an automatic registration statement providing for the sale of unlimited amounts of securities. The registration statement expires in September 2024.

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
As of December 31, 2023, Evergy's retained earnings and net income were free of restrictions, Evergy Kansas Central had a retained earnings restriction of $316.0 million and Evergy Metro had a retained earnings restriction of $466.8 million. As of December 31, 2023, Evergy's subsidiaries had restricted net assets of approximately $6.3 billion. These restrictions are not expected to affect the Evergy Companies' ability to pay dividends at the current level for the foreseeable future.
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

	December 31
	2023	2022
Assets:	(millions)
Property, plant and equipment of variable interest entities, net	$133.6	$140.7
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
20. TAXES
Components of income tax expense are detailed in the following tables.

Evergy	2023	2022	2021
Current income taxes	(millions)
Federal	$25.3	$31.9	$15.6
State	6.9	8.3	(0.4)
Total	32.2	40.2	15.2
Deferred income taxes
Federal	10.2	17.2	92.8
State	(21.7)	(3.4)	14.7
Total	(11.5)	13.8	107.5
Investment tax credit
Deferral	2.2	—	0.4
Amortization	(7.3)	(6.5)	(5.7)
Total	(5.1)	(6.5)	(5.3)
Income tax expense	$15.6	$47.5	$117.4

Evergy Kansas Central	2023	2022	2021
Current income taxes	(millions)
Federal	$27.8	$95.8	$53.3
State	4.7	3.9	(0.2)
Total	32.5	99.7	53.1
Deferred income taxes
Federal	(29.3)	(78.7)	3.8
State	(7.4)	(4.6)	(1.2)
Total	(36.7)	(83.3)	2.6
Investment tax credit
Deferral	2.2	—	0.3
Amortization	(3.9)	(4.1)	(4.3)
Total	(1.7)	(4.1)	(4.0)
Income tax expense (benefit)	$(5.9)	$12.3	$51.7

Evergy Metro	2023	2022	2021
Current income taxes	(millions)
Federal	$13.2	$(21.9)	$39.2
State	3.7	4.1	3.2
Total	16.9	(17.8)	42.4
Deferred income taxes
Federal	33.6	69.9	6.5
State	(7.8)	0.6	4.8
Total	25.8	70.5	11.3
Investment tax credit amortization	(3.5)	(2.4)	(1.3)
Income tax expense	$39.2	$50.3	$52.4
Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Evergy	2023	2022	2021
Federal statutory income tax	21.0%	21.0%	21.0%
COLI policies	(1.9)	(1.2)	(1.0)
State income taxes	(1.9)	0.3	1.0
Flow through depreciation for plant-related differences	(8.0)	(8.4)	(5.4)
Federal tax credits	(6.2)	(4.0)	(2.8)
Non-controlling interest	(0.3)	(0.3)	(0.3)
AFUDC equity	(0.3)	(0.6)	(0.6)
Amortization of federal investment tax credits	(0.7)	(0.6)	(0.4)
Valuation allowance	0.4	—	—
Stock compensation	—	(0.2)	—
Officer compensation limitation	0.3	0.3	0.5
Other	(0.4)	(0.5)	(0.4)
Effective income tax rate	2.0%	5.8%	11.6%

Evergy Kansas Central	2023	2022	2021
Federal statutory income tax	21.0%	21.0%	21.0%
COLI policies	(3.6)	(2.2)	(1.7)
State income taxes	(1.0)	(0.4)	(0.4)
Flow through depreciation for plant-related differences	(5.0)	(6.6)	(3.0)
Federal tax credits	(11.7)	(7.2)	(5.0)
Non-controlling interest	(0.7)	(0.6)	(0.5)
AFUDC equity	(0.4)	(0.4)	(0.6)
Amortization of federal investment tax credits	(0.6)	(0.5)	(0.5)
Valuation allowance	0.7	—	—
Stock compensation	—	(0.2)	(0.1)
Officer compensation limitation	—	0.1	0.3
Other	(0.3)	(0.2)	(0.1)
Effective income tax rate	(1.6)%	2.8%	9.4%

Evergy Metro	2023	2022	2021
Federal statutory income tax	21.0%	21.0%	21.0%
COLI policies	(0.1)	(0.1)	(0.2)
State income taxes	(0.9)	0.9	1.7
Flow through depreciation for plant-related differences	(7.6)	(7.2)	(7.8)
Federal tax credits	(0.7)	(0.1)	(0.2)
AFUDC equity	(0.3)	(0.7)	(0.7)
Amortization of federal investment tax credits	(0.9)	(0.6)	(0.4)
Stock compensation	0.1	(0.2)	—
Officer compensation limitation	0.5	0.5	0.9
Other	(0.5)	(1.1)	0.1
Effective income tax rate	10.6%	12.4%	14.4%

Deferred Income Taxes
The tax effects of major temporary differences resulting in deferred income tax assets (liabilities) in the consolidated balance sheets is in the following table.

	December 31
	2023			2022
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Deferred tax assets:	(millions)
Tax credit carryforward	$288.9	$242.7	$43.6	$311.0	$226.9	$77.6
Income taxes refundable to customers, net	289.4	149.1	103.6	311.0	156.5	113.6
Deferred employee benefit costs	101.5	52.1	58.2	86.2	45.1	54.7
Net operating loss carryforward	22.5	—	—	31.7	—	—
Deferred state income taxes	141.0	99.2	36.2	145.6	99.8	38.6
Accrued liabilities	185.9	85.9	66.8	169.7	77.5	61.6
Other regulatory liabilities	132.0	86.4	17.1	116.4	43.7	30.6
Other	121.7	64.2	25.1	131.7	69.0	28.2
Total deferred tax assets before valuation allowance	1,282.9	779.6	350.6	1,303.3	718.5	404.9
Valuation allowances	(14.8)	(2.7)	—	(12.8)	—	—
Total deferred tax assets, net	1,268.1	776.9	350.6	1,290.5	718.5	404.9
Deferred tax liabilities:
Plant-related	(2,818.4)	(1,397.1)	(1,030.2)	(2,770.9)	(1,333.2)	(1,016.4)
Deferred employee benefit costs	(11.1)	(10.6)	—	(8.8)	(8.3)	—
ARO regulatory assets	(159.1)	(67.2)	(60.3)	(144.3)	(59.4)	(54.3)
Acquisition premium	(37.4)	(37.4)	—	(40.6)	(40.6)	—
Other regulatory assets	(231.3)	(43.6)	(34.1)	(195.6)	(41.7)	(28.6)
Other	(108.7)	(65.2)	(23.2)	(126.9)	(79.8)	(26.5)
Total deferred tax liabilities	(3,366.0)	(1,621.1)	(1,147.8)	(3,287.1)	(1,563.0)	(1,125.8)
Net deferred income tax liabilities	$(2,097.9)	$(844.2)	$(797.2)	$(1,996.6)	$(844.5)	$(720.9)
Tax Credit Carryforwards
As of December 31, 2023 and 2022, Evergy had $284.1 million and $311.0 million, respectively, of federal general business income tax credit carryforwards.  As of December 31, 2023 and 2022, Evergy Kansas Central had $237.9 million and $226.9 million, respectively, of federal general business income tax credit carryforwards. As of December 31, 2023 and 2022, Evergy Metro had $43.6 million and $77.6 million, respectively, of federal general business income tax credit carryforwards.  The carryforwards for Evergy, Evergy Kansas Central and Evergy Metro relate primarily to wind production tax credits and research and development tax credits and expire in the years 2024 to 2043. Approximately $0.1 million of Evergy's credits are related to Low Income Housing credits that were acquired in Great Plains Energy's acquisition of Evergy Missouri West.

The year of origin of Evergy's, Evergy Kansas Central's and Evergy Metro's related tax benefit amounts for federal tax credit carryforwards as of December 31, 2023 are detailed in the following table.

	Amount of Benefit
Year of Origin	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
2007	0.1	—	—
2016	8.5	3.2	4.6
2017	44.0	34.9	8.4
2018	43.9	36.3	7.5
2019	37.7	30.9	6.7
2020	35.9	28.4	7.4
2021	31.9	28.1	3.7
2022	34.8	31.7	2.6
2023	47.3	44.4	2.7
	$284.1	$237.9	$43.6
As of December 31, 2023, Evergy had $4.8 million of tax benefits related to state income tax credit carryforwards. As of December 31, 2023, Evergy Kansas Central had $4.8 million of tax benefits related to state income tax credit carryforwards. The state income tax credits relate primarily to the Kansas high performance incentive program tax credits and expire in the years 2038 to 2039. Due to the elimination of the Kansas corporate income tax for utilities, Evergy and Evergy Kansas Central expect a portion of these state NOL carryforwards to expire unutilized and have provided a valuation allowance against $2.7 million of the state tax benefits.

Net Operating Loss Carryforwards
As of December 31, 2023 and 2022, Evergy had $17.2 million and $25.4 million, respectively, of tax benefits related to federal net operating loss (NOL) carryforwards.  Approximately $7.1 million of Evergy's tax benefits as of December 31, 2023 are related to NOLs that were acquired in the Evergy Missouri West acquisition. Due to federal limitations on the utilization of income tax attributes acquired in the Evergy Missouri West acquisition, Evergy expects a portion of these federal NOL carryforwards to expire unutilized and has provided a valuation allowance against $7.1 million of the federal income tax benefit. The federal NOL carryforwards expire in 2024.
The year of origin of Evergy's related tax benefit amounts for federal NOL carryforwards as of December 31, 2023 are detailed in the following table.

Year of Origin	Amount of Benefit
(millions)
2006	$17.2
In addition, Evergy also had deferred tax benefits of $5.3 million and $6.3 million related to state NOLs as of December 31, 2023 and 2022, respectively.  The state NOL carryforwards expire in years 2024 to 2041. Evergy does not expect to utilize $5.0 million of NOLs before the expiration date of the carryforwards of NOLs in certain states. Therefore, a valuation allowance has been provided against $5.0 million of state tax benefits.
Valuation Allowances
Evergy is required to assess the ultimate realization of deferred tax assets using a "more likely than not" assessment threshold.  This assessment takes into consideration tax planning strategies within Evergy's control.  As a result of this assessment, Evergy has established a partial valuation allowance for federal and state tax NOL carryforwards and tax credit carryforwards. During 2023, Evergy recorded $2.0 million of tax expense in continuing operations primarily related to state tax credits.

Uncertain Tax Positions
Evergy is considered open to U.S. federal examination for years after 2009 due to the carryforward of net operating losses and general business income tax credits. With few exceptions, Evergy is no longer subject to state and local tax examinations by tax authorities for years before 2018. As of December 31, 2023, Evergy does not have any significant income tax issues under examination.
Inflation Reduction Act (IRA)
In 2022, the IRA was signed into law, providing a production tax credit (PTC) for electricity produced by existing nuclear power plants. The Evergy Companies are still evaluating the IRA, pending the issuance of additional guidance, and its impact to the Evergy Companies' consolidated financial results.
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
The Evergy, Evergy Kansas Central and Evergy Metro leases have remaining terms ranging from 1 to 15 years, 1 to 15 years and 1 to 10 years, respectively. Leases that have original lease terms of twelve months or less are not recognized on the Evergy Companies’ balance sheets. Some leases have options to renew the lease or terminate early at the election of the Evergy Companies. Judgment is applied at lease commencement to determine the reasonably certain lease term based on then-current assumptions about use of the leased asset, market conditions and terms in the contract. The judgment applied to determine the lease term can significantly impact the measurement of the lease liability and right-of-use asset and lease classification.
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

The Evergy Companies' lease expense is detailed in the following table.

Evergy	2023	2022	2021
Finance lease costs	(millions)
Amortization of right-of-use assets	$6.1	$5.3	$5.1
Interest on lease liabilities	2.3	2.4	2.5
Operating lease costs	20.5	21.9	21.8
Short-term lease costs	4.0	4.9	5.9
Variable lease costs for renewable purchase power agreements	266.5	318.0	280.3
Total lease costs	$299.4	$352.5	$315.6

Evergy Kansas Central	2023	2022	2021
Finance lease costs	(millions)
Amortization of right-of-use assets	$5.5	$4.7	$4.5
Interest on lease liabilities	2.2	2.2	2.4
Operating lease costs	10.0	12.1	12.9
Short-term lease costs	1.5	1.4	1.8
Variable lease costs for renewable purchase power agreements	122.6	155.2	145.8
Total lease costs	$141.8	$175.6	$167.4

Evergy Metro	2023	2022	2021
Finance lease costs	(millions)
Amortization of right-of-use assets	$0.5	$0.5	$0.4
Interest on lease liabilities	0.1	0.1	0.1
Operating lease costs	8.6	8.7	9.0
Short-term lease costs	2.2	3.3	3.0
Variable lease costs for renewable purchase power agreements	107.5	122.6	101.0
Total lease costs	$118.9	$135.2	$113.5
Supplemental cash flow information related to the Evergy Companies' leases is detailed in the following table.

Evergy	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:	(millions)
Operating cash flows from operating leases	$20.1	$21.1	$20.7
Operating cash flows from finance leases	2.3	2.4	2.6
Financing cash flows from finance leases	6.6	5.9	5.3
Right-of-use assets obtained in exchange for new operating lease liabilities	20.1	12.2	16.4
Right-of-use assets obtained in exchange for new finance lease liabilities	11.9	7.0	1.4

Evergy Kansas Central	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:	(millions)
Operating cash flows from operating leases	$9.9	$11.4	$11.8
Operating cash flows from finance leases	2.1	2.2	2.4
Financing cash flows from finance leases	5.7	5.1	4.7
Right-of-use assets obtained in exchange for new operating lease liabilities	9.2	12.0	7.1
Right-of-use assets obtained in exchange for new finance lease liabilities	10.2	7.0	1.4

Evergy Metro	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:	(millions)
Operating cash flows from operating leases	$9.7	$9.3	$10.4
Operating cash flows from finance leases	0.1	0.1	0.1
Financing cash flows from finance leases	0.8	0.7	0.5
Right-of-use assets obtained in exchange for new operating lease liabilities	9.9	0.2	9.3
Right-of-use assets obtained in exchange for new finance lease liabilities	1.7	—	—
Finance Leases
Right-of-use assets for finance leases are included in property, plant and equipment on the Evergy Companies' balance sheets. Lease liabilities for finance leases are included in other current and other long-term liabilities. Payments and other supplemental information for finance leases as of December 31, 2023, are detailed in the following table.

	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
2024	$9.3	$8.3	$0.8
2025	8.1	7.4	0.6
2026	7.8	7.0	0.5
2027	7.3	6.5	0.5
2028	6.7	6.1	0.4
After 2028	35.5	34.8	0.7
Total finance lease payments	74.7	70.1	3.5
Amounts representing imputed interest	(20.0)	(19.2)	(0.6)
Present value of lease payments	54.7	50.9	2.9
Less: current portion	(7.2)	(6.3)	(0.7)
Total long-term obligations under finance leases	$47.5	$44.6	$2.2

Right-of-use assets under finance leases included in property, plant and equipment, net on the consolidated balance sheets	$323.7	$63.5	$2.9

Weighted-average remaining lease term (years)	11.0	11.4	6.0
Weighted-average discount rate	5.5%	5.6%	5.8%

Operating Leases
Right-of-use assets for operating leases are included in other long-term assets on the Evergy Companies' balance sheets. Lease liabilities for operating leases are included in other current and other long-term liabilities. Lease payments and other supplemental information for operating leases as of December 31, 2023, are detailed in the following table.

	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
2024	$21.5	$9.1	$11.8
2025	15.5	6.4	8.9
2026	12.1	4.6	7.4
2027	9.8	3.1	6.5
2028	6.3	1.0	5.3
After 2028	18.1	—	18.1
Total operating lease payments	83.3	24.2	58.0
Amounts representing imputed interest	(11.9)	(1.7)	(10.1)
Present value of lease payments	71.4	22.5	47.9
Less: current portion	(18.1)	(8.9)	(8.7)
Total long-term obligations under operating leases	$53.3	$13.6	$39.2

Right-of-use assets under operating leases included in other assets on the consolidated balance sheets	$71.1	$22.8	$35.5

Weighted-average remaining lease term (years)	5.9	3.3	7.2
Weighted-average discount rate	3.2%	4.1%	2.5%
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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Evergy.  Under the supervision and with the participation of Evergy’s chief executive officer and chief financial officer, management evaluated the effectiveness of Evergy’s internal control over financial reporting as of December 31, 2023.  Management used for this evaluation the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.
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
Management has concluded that, as of December 31, 2023, Evergy’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework.  Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued its attestation report on Evergy’s internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Evergy, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Evergy, Inc. and subsidiaries (the "Company") as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements and financial statement schedules.
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
February 28, 2024

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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Kansas Central's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Evergy Kansas Central.  Under the supervision and with the participation of Evergy Kansas Central’s chief executive officer and chief financial officer, management evaluated the effectiveness of Evergy Kansas Central’s internal control over financial reporting as of December 31, 2023. Management used for this evaluation the framework in Internal Control - Integrated Framework (2013) issued by the COSO of the Treadway Commission.
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
Management has concluded that, as of December 31, 2023, Evergy Kansas Central’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Metro's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Evergy Metro.  Under the supervision and with the participation of Evergy Metro’s chief executive officer and chief financial officer, management evaluated the effectiveness of Evergy Metro’s internal control over financial reporting as of December 31, 2023.  Management used for this evaluation the framework in Internal Control - Integrated Framework (2013) issued by the COSO of the Treadway Commission.
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
Management has concluded that, as of December 31, 2023, Evergy Metro’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework.
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
Securities Trading Plans of Directors and Executive Officers
For the three months ended December 31, 2023, no director or officer has adopted, terminated or modified a Rule 10b5-1 plan or non-rule 10b5-1 trading arrangement required to be disclosed under Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
Information required by Items 10-14 of Part III of this Form 10-K with respect to Evergy will be included in an amendment to this Form 10-K, or incorporated by reference to Evergy's definitive proxy statement with respect to its 2024 Annual Meeting of Shareholders (Proxy Statement) on or before April 29, 2024.
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

The following table provides information, as of December 31, 2023, regarding the number of common shares to be issued upon exercise of outstanding options, warrants and rights, their weighted average exercise price, and the number of shares of common stock remaining available for future issuance. The table excludes shares issued or issuable under any defined contribution savings plans.

Number of securities
	Number of		remaining available
	securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (3)
Evergy Long-Term Incentive Plan	1,108,964 (1)	$— (2)	6,436,283
Equity compensation plans not approved by security holders	—	—	—
Total	1,108,964 (1)	$— (2)	6,436,283
(1)Includes 264,214 RSUs with time-based requirements, 663,727 RSUs with performance measures at target performance levels, 18,018 restricted share awards and director deferred share units for 163,005 shares of Evergy common stock outstanding at December 31, 2023.
(2)The RSUs, RSAs and director deferred share units have no exercise price and therefore are not reflected in the weighted-average exercise price.
(3) The Evergy Kansas Central, Inc. LTISA will not be used for future awards. As of December 31, 2023, there were approximately 212,377 units outstanding that were deferred pursuant to the Evergy Kansas Central, Inc. non-employee deferred compensation program. Deferred units will continue to receive deferred dividend equivalents in the form of additional deferred units until payouts pursuant to elections begin.
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

Evergy Kansas Central and Evergy Metro
The Audit Committee of the Evergy Board functions as the Audit Committee of Evergy Kansas Central and Evergy Metro. The following tables set forth the aggregate fees billed, or expected to be billed, by Deloitte & Touche LLP for audit services rendered in connection with the consolidated financial statements and reports for 2023 and 2022 and for other services rendered during 2023 and 2022 on behalf of Evergy Kansas Central and Evergy Metro, as well as all out-of-pocket costs incurred in connection with these services:

Evergy Kansas Central	2023	2022
Fee Category
Audit Fees	$1,940,500	$1,801,625
Audit-Related Fees	25,000	25,618
Tax Fees	8,222	42,845
All Other Fees	—	—
Total Fees	$1,973,722	$1,870,088

Evergy Metro	2023	2022
Fee Category
Audit Fees	$1,407,100	$1,336,725
Audit-Related Fees	25,000	25,618
Tax Fees	16,138	16,669
All Other Fees	—	—
Total Fees	$1,448,238	$1,379,012
Audit Fees: Consists of fees billed, or expected to be billed, for professional services rendered for the audits of the annual consolidated financial statements of Evergy Kansas Central and Evergy Metro and reviews of the interim condensed consolidated financial statements included in quarterly reports. Audit fees also include: services provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements; audit reports on audits of the effectiveness of internal control over financial reporting and other attest services, except those not required by statute or regulation; services related to filings with the SEC, including comfort letters, consents and assistance with and review of documents filed with the SEC; and accounting research in support of the audit.
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements

Evergy, Inc.		Page No.

a.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021	75

b.	Consolidated Balance Sheets - December 31, 2023 and 2022	76

c.	Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021	78

d.	Consolidated Statements of Changes in Equity for the years ended December 31, 2023, 2022 and 2021	79

e.	Notes to Consolidated Financial Statements	90

f.	Report of Independent Registered Public Accounting Firm	66

Evergy Kansas Central, Inc.

g.	Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021	80

h.	Consolidated Balance Sheets - December 31, 2023 and 2022	81

i.	Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021	83

j.	Consolidated Statements of Changes in Equity for the years ended December 31, 2023, 2022 and 2021	84

k.	Notes to Consolidated Financial Statements	90

l.	Report of Independent Registered Public Accounting Firm	69

Evergy Metro, Inc.

m.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021	85

n.	Consolidated Balance Sheets - December 31, 2023 and 2022	86

o.	Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021	88

p.	Consolidated Statements of Changes in Equity for the years ended December 31, 2023, 2022 and 2021	89

q.	Notes to Consolidated Financial Statements	90

r.	Report of Independent Registered Public Accounting Firm	72

Financial Statement Schedules

	Evergy, Inc.

a.	Schedule I - Parent Company Financial Statements	184

b.	Schedule II - Valuation and Qualifying Accounts and Reserves	188

	Evergy Kansas Central, Inc.
c.	Schedule II - Valuation and Qualifying Accounts and Reserves	188

	Evergy Metro, Inc.

d.	Schedule II - Valuation and Qualifying Accounts and Reserves	189

Exhibits

Exhibit Number		Description of Document	Registrant

2.1	*
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
Evergy Evergy Kansas Central

3.1	*	Amended and Restated Articles of Incorporation of Evergy, Inc., effective June 4, 2018 (Exhibit 3.1 to Form 8-K filed on June 4, 2018).	Evergy

3.2	*	Amended and Restated By-laws of Evergy, Inc., effective as of December 13, 2023 (Exhibit 3.1 to Evergy's Form 8-K filed on December 13, 2023).	Evergy

3.3	*	Amended and Restated Articles of Consolidation of Evergy Metro, Inc., as amended September 16, 2019 (Exhibit 3.1 to Evergy Metro's Form 10-Q for the quarter ended September 30, 2019).	Evergy Metro

3.4	*	Amended and Restated By-laws of Evergy Metro, Inc., effective February 28, 2020 (Exhibit 3.3 to Evergy Metro's Form 8-K filed on March 2, 2020).	Evergy Metro

3.5	*
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
Evergy Evergy Kansas Central

4.65	*	Description of Securities (Exhibit 4.64 to Evergy, Inc.'s Form 10-K for the fiscal year ended December 31, 2020).	Evergy Evergy Kansas Central Evergy Metro

4.66	*	First Mortgage Indenture and Deed of Trust, dated as of March 1, 2022, between Evergy Missouri West, Inc. and UMB Bank, N.A., as trustee (Exhibit 4.1 to Evergy's Form 8-K filed on March 7, 2022).	Evergy

4.67	*	First Supplemental Indenture dated as of March 1, 2022, between Evergy Missouri West, Inc. and UMB Bank, N.A., as trustee (Exhibit 4.2 to Evergy's Form 8-K filed on March 7, 2022).	Evergy

4.68	*
Fifty-First Supplemental Indenture, dated as of March 14, 2023, between Evergy Kansas Central, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy's Form 8-K filed on March 14, 2023).
Evergy Evergy Kansas Central

4.69	*
Nineteenth Supplemental Indenture, dated as of April 4, 2023, between Evergy Metro and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.1 to Evergy's Form 8-K filed on April 6, 2023).
Evergy Evergy Metro

4.70	*
Fifty-Second Supplemental Indenture, dated as of November 15, 2023, between Evergy Kansas Central, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy's Form 8-K filed on November 15, 2023).
Evergy Evergy Kansas Central

4.71	*
Indenture, dated as of December 7, 2023 by and between Evergy, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, and form of global note included therein (Exhibit 4.1 to Evergy's Form 8-K filed on December 7, 2023).
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
Evergy Evergy Metro Evergy Kansas Central

10.3	*+	Form of Evergy, Inc. 2021 Performance-Based Restricted Stock Unit Agreement. (Exhibit 10.21 to Evergy's Form 10-K for the fiscal year ended December 31, 2020).	Evergy Evergy Metro Evergy Kansas Central

10.4	*+	Form of Evergy, Inc. 2021 Time-Based Restricted Stock Unit Agreement. (Exhibit 10.22 to Evergy's Form 10-K for the fiscal year ended December 31, 2020).	Evergy Evergy Metro Evergy Kansas Central

10.5	*+	Form of Evergy, Inc. 2022 Performance-Based Restricted Stock Unit Agreement (Exhibit 10.19 to Evergy's Form 10-K for the fiscal year ended December 31, 2021).	Evergy Evergy Metro Evergy Kansas Central

10.6	*+	Form of Evergy, Inc. 2022 Time-Based Restricted Stock Unit Agreement (Exhibit 10.20 to Evergy's Form 10-K for the fiscal year ended December 31, 2021).	Evergy Evergy Metro Evergy Kansas Central

10.7	*+	Form of Evergy, Inc. 2023 Performance-Based Restricted Stock Unit Agreement (Exhibit 10.9 to Evergy's Form 10-K for the fiscal year ended December 31, 2022).	Evergy Evergy Metro Evergy Kansas Central

10.8	*+	Form of Evergy, Inc. 2023 Time-Based Restricted Stock Unit Agreement (Exhibit 10.10 to Evergy's Form 10-K for the fiscal year ended December 31, 2022).	Evergy Evergy Metro Evergy Kansas Central

10.9	*+	Evergy, Inc. Long-Term Incentive Plan (Appendix C to Evergy, Inc.'s Definitive Proxy Statement on Schedule 14A filed on March 23, 2022).	Evergy Evergy Metro Evergy Kansas Central

10.10	*+	Evergy, Inc. 2023 Annual Incentive Plan (Exhibit 10.13 to Evergy's Form 10-K for the fiscal year ended December 31, 2022).	Evergy Evergy Metro Evergy Kansas Central

10.11	+	Form of Evergy, Inc. 2024 Time-Based Restricted Stock Unit Agreement (Cliff Vesting)	Evergy Evergy Metro Evergy Kansas Central

10.12	+	Form of Evergy, Inc. 2024 Time-Based Restricted Stock Unit Agreement (Tranche Vesting)	Evergy Evergy Metro Evergy Kansas Central

10.13	+	Form of Evergy, Inc. 2024 Performance-Based Restricted Stock Unit Agreement	Evergy Evergy Metro Evergy Kansas Central

10.14	+	Evergy, Inc. 2024 Annual Incentive Plan	Evergy Evergy Metro Evergy Kansas Central

10.15	*+	David A. Campbell Offer Letter, dated December 3, 2020 (Exhibit 10.1 to Evergy's Form 8-K filed on December 8, 2020).	Evergy Evergy Metro Evergy Kansas Central

10.16	*+	Form of Time-Based Restricted Stock Award Agreement for David A. Campbell (Exhibit 10.3 to Evergy's Form 8-K/A filed on December 22, 2020).	Evergy Evergy Metro Evergy Kansas Central

10.17	*+	Kirkland B. Andrews Offer Letter, dated January 30, 2021 (Exhibit 10.1 to Evergy's Form 8-K filed on February 4, 2021).	Evergy Evergy Metro Evergy Kansas Central

10.18	*+	Form of Time-Based Restricted Stock Unit Award Agreement for Kirkland Andrews (Exhibit 10.31 to Evergy's Form 10-K for the period ended December 31, 2020).	Evergy Evergy Metro Evergy Kansas Central

10.19	*+	Form of Indemnification Agreement with Evergy, Inc. officers and directors (Exhibit 10.2 to Evergy's Form 10-Q for the quarter ended September 30, 2018).	Evergy Evergy Metro Evergy Kansas Central

10.20	+	Form of Evergy, Inc. Amended and Restated Change-in-Control Severance Agreement.	Evergy Evergy Metro Evergy Kansas Central

10.21	*+	Evergy, Inc. Executive Severance Plan, dated November 6, 2019 (Exhibit 10.1 to Evergy's Form 10-Q for the quarter ended September 30, 2019).	Evergy

10.22	*+	Evergy, Inc. Supplemental Executive Retirement Plan, effective June 4, 2018 (Exhibit 10.6 to Evergy's Form 10-Q for the quarter ended June 30, 2018).	Evergy Evergy Metro Evergy Kansas Central

10.23	*+	Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) Retirement Benefit Restoration Plan (Exhibit 10.1 to Evergy Kansas Central's Form 8-K filed on April 2, 2010).	Evergy Evergy Kansas Central

10.24	*+
Amendment dated December 12, 2018 to Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) Retirement Benefit Restoration Plan (Exhibit 10.35 to Evergy Kansas Central's Form 10-K for the fiscal year ended December 31, 2018).
Evergy Evergy Kansas Central

10.25	*+
Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) Non-Employee Director Nonqualified Deferred Compensation Plan, as amended and restated May 17, 2018 (Exhibit 10.8 to Evergy Kansas Central's Form 10-Q for the quarter ended June 30, 2018).
Evergy Evergy Kansas Central

10.26	*+	Evergy, Inc. Nonqualified Deferred Compensation Plan, effective June 4, 2018 (Exhibit 10.39 to Evergy's Form 10-K for the fiscal year ended December 31, 2018).	Evergy Evergy Metro Evergy Kansas Central

10.27	*+	Evergy, Inc. Amended and Restated Nonqualified Deferred Compensation Plan, effective January 1, 2023 (Exhibit 10.26 to Evergy's Form 10-K for the fiscal year ended December 31, 2022).	Evergy Evergy Metro Evergy Kansas Central

10.28	*+	Summary of Evergy, Inc. Non-Employee Director Compensation (Exhibit 10.6 to Evergy's For 10-Q for the quarter ended March 31, 2023).	Evergy Evergy Metro Evergy Kansas Central

10.29	*
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
Evergy Evergy Metro Evergy Kansas Central

10.30	*
First Amendment to Amended and Restated Credit Agreement, dated as of June 2, 2023, by and among Evergy, Inc., Evergy Metro, Inc., Evergy Missouri West, Inc., and Evergy Kansas Central, Inc., as Borrowers, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (Exhibit 10.1 to Evergy's Form 8-K filed on June 2, 2023).
Evergy Evergy Metro Evergy Kansas Central

10.31	*
Term Loan Credit Agreement dated as of February 25, 2022, by and among Evergy, Inc., Wells Fargo Bank, National Association, as Administrative Agent, and the lenders referred to therein. (Exhibit 10.1 to Evergy's Form 8-K on February 28, 2022).
Evergy

10.32	*
First Amendment to Term Loan Credit Agreement, dated as of February 23, 2023, by and among Evergy, Inc., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (Exhibit 10.1 to Evergy's Form 8-K filed on February 27, 2023).
Evergy

10.33	*
Second Amendment to Term Loan Credit Agreement, dated as of November 29, 2023, by and among Evergy, Inc. Wells Fargo Bank, National association, as administrative agent, and the lenders party thereto (Exhibit 10.1 to Evergy's Form 8-K filed on December 4, 2023).
Evergy

10.34	*
Guaranty, dated July 15, 2008, issued by Evergy, Inc. (successor to Great Plains Energy Incorporated) in favor of Union Bank of California, N.A., as successor trustee, and the holders of the Evergy Missouri West, Inc. (formerly Aquila, Inc.), 8.27% Senior Notes due November 15, 2021 (Exhibit 10.6 to Great Plains Energy's Form 8-K filed on July 18, 2008).
Evergy

10.35	*
Guaranty Agreement, dated April 20, 2021, issued by Evergy in favor of the holders of Evergy Missouri West, Inc.'s 2.86% Senior Notes due 2031, 3.01% Senior Notes due 2033 and 3.21% Senior Notes due 2033 (Exhibit 10.1 to Evergy's Current Report on Form 8-K filed on April 20, 2021).
Evergy

10.36	*
Guaranty Agreement, dated April 20, 2021, issued by Evergy, Inc. in favor of the holders of Evergy Missouri West, Inc.'s 3.49% Senior Notes due 2025, 4.06% Senior Notes due 2033 and 4.74% Senior Notes due 2043 (Exhibit 10.2 to Evergy's Form 8-K filed on April 20, 2021).
Evergy

10.37	*
Guaranty Agreement, dated April 20, 2021, issued by Evergy, Inc. in favor of the holders of Evergy Missouri West, Inc.'s 3.75% Senior Notes due 2022 (Exhibit 10.3 to Evergy's Form 8-K filed on April 20, 2021).
Evergy

10.38	*
Agreement, dated February 28, 2020, among Evergy, Inc., Elliott Investment Management L.P., Elliott Associates, L.P. and Elliott International, L.P. (Exhibit 10.1 to Evergy's Form 8-K filed on March 2, 2020).
Evergy

10.39	*
Amendment, dated March 25, 2020 among Evergy, Inc., Elliott Investment Management L.P., Elliott Associates, L.P. and Elliott International, L.P. (Exhibit 10.1 to Evergy's Form 8-K filed on March 26, 2020).
Evergy

10.40	*	Cooperation Agreement, dated February 25, 2021, by and between Evergy, Inc. and Bluescape Energy Partners, LLC (Exhibit 10.1 to Evergy's Form 8-K filed on February 26, 2021).	Evergy

10.41	*	Securities Purchase Agreement, dated February 25, 2021, by and between Evergy, Inc. and BEP Special Situations V LLC. (Exhibit 10.2 to Evergy's Form 8-K filed on February 26, 2021).	Evergy

10.42	*	Registration Rights Agreement, dated April 14, 2021, by and between Evergy, Inc. and BEP Special Situations V LLC. (Exhibit 10.1 to Evergy's Form 8-K filed on April 14, 2021.	Evergy

10.43	*	Warrant No. 1 issued by Evergy, Inc. on April 14, 2021 (Exhibit 10.2 to Evergy's Form 8-K filed on April 14, 2021).	Evergy

21.1		List of Subsidiaries.	Evergy Evergy Kansas Central

23.1		Consent of Independent Registered Public Accounting Firm.	Evergy

23.2		Consent of Independent Registered Public Accounting Firm.	Evergy Metro

23.3		Consent of Independent Registered Public Accounting Firm.	Evergy Kansas Central

24.1		Powers of Attorney.	Evergy

24.2		Powers of Attorney.	Evergy Kansas Central

24.3		Powers of Attorney.	Evergy Metro

31.1		Rule 13a-14(a)/15d-14(a) Certification of David A. Campbell.	Evergy

31.2		Rule 13a-14(a)/15d-14(a) Certification of Kirkland B. Andrews.	Evergy

31.3		Rule 13a-14(a)/15d-14(a) Certification of David A. Campbell.	Evergy Metro

31.4		Rule 13a-14(a)/15d-14(a) Certification of Kirkland B. Andrews.	Evergy Metro

31.5		Rule 13a-14(a)/15d-14(a) Certification of David A. Campbell.	Evergy Kansas Central

31.6		Rule 13a-14(a)/15d-14(a) Certification of Kirkland B. Andrews.	Evergy Kansas Central

32.1	**	Section 1350 Certifications.	Evergy

32.2	**	Section 1350 Certifications.	Evergy Metro

32.3	**	Section 1350 Certifications.	Evergy Kansas Central

97		Evergy, Inc. Compensation Recoupment (Mandatory Clawback) Policy effective as of October 31, 2023	Evergy

101.INS	***	XBRL Instance Document.	n/a

101.SCH		Inline XBRL Taxonomy Extension Schema Document.	Evergy Evergy Metro Evergy Kansas Central

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Evergy Evergy Metro Evergy Kansas Central

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Evergy Evergy Metro Evergy Kansas Central

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	Evergy Evergy Metro Evergy Kansas Central

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Evergy Evergy Metro Evergy Kansas Central

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	Evergy Evergy Metro Evergy Kansas Central
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

Schedule I - Parent Company Financial Statements

EVERGY, INC.
Statements of Comprehensive Income of Parent Company

	2023	2022	2021
OPERATING EXPENSES:	(millions)
Operating and maintenance	$6.2	$11.5	$13.2
Total Operating Expenses	6.2	11.5	13.2
INCOME FROM OPERATIONS	(6.2)	(11.5)	(13.2)
OTHER INCOME (EXPENSE)
Equity in earnings from subsidiaries	804.7	816.1	932.9
Investment earnings	0.5	7.1	19.2
Other expense	(0.1)	(8.3)	(8.3)
Total Other Income, Net	805.1	814.9	943.8
Interest expense	91.6	73.9	74.3
INCOME BEFORE INCOME TAXES	707.3	729.5	856.3
Income tax benefit	(22.1)	(19.1)	(16.5)
NET INCOME	$729.4	$748.6	$872.8
COMPREHENSIVE INCOME
NET INCOME	$729.4	$748.6	$872.8
OTHER COMPREHENSIVE INCOME
Derivative hedging activity
Reclassification to expenses, net of taxes	5.4	5.5	5.5
Derivative hedging activity, net of tax	5.4	5.5	5.5
Other comprehensive income (loss) from subsidiaries, net	(0.5)	4.0	(0.1)
Total other comprehensive income	4.9	9.5	5.4
COMPREHENSIVE INCOME	$734.3	$758.1	$878.2
The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

EVERGY, INC.
Balance Sheets of Parent Company
	December 31
	2023	2022
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$—	$0.4
Accounts receivable from subsidiaries	58.5	65.0
Notes receivable from subsidiaries	604.6	31.5
Income taxes receivable	11.2	5.8
Prepaid expenses and other assets	0.7	2.1
Total Current Assets	675.0	104.8
OTHER ASSETS:
Investment in subsidiaries	11,867.1	11,367.3
Deferred income taxes	15.8	18.5
Other	1.7	0.8
Total Other Assets	11,884.6	11,386.6
TOTAL ASSETS	$12,559.6	$11,491.4
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$800.0	$—
Accounts payable to subsidiaries	30.8	19.8
Accrued interest	16.7	12.6
Other	6.8	7.3
Total Current Liabilities	854.3	39.7
LONG-TERM LIABILITIES:
Long-term debt, net	2,173.6	2,092.0
Other	13.9	19.4
Total Long-Term Liabilities	2,187.5	2,111.4
Commitments and Contingencies (Note 15)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value, 229,729,296 and 229,546,105 shares issued	7,218.1	7,202.9
Retained earnings	2,329.3	2,171.9
Accumulated other comprehensive loss	(29.6)	(34.5)
Total Shareholders' Equity	9,517.8	9,340.3
TOTAL LIABILITIES AND EQUITY	$12,559.6	11,491.4
The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

EVERGY, INC.
Statements of Cash Flows of Parent Company

	2023	2022	2021
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$729.4	$748.6	$872.8
Adjustments to reconcile income to net cash from operating activities:
Non-cash compensation	17.7	18.8	15.6
Net deferred income taxes and credits	1.1	(1.0)	—
Equity in earnings from subsidiaries	(804.7)	(816.1)	(932.9)
Other	7.0	7.1	7.0
Changes in working capital items:
Accounts receivable from subsidiaries	(14.2)	7.2	(18.2)
Income taxes receivable	(5.3)	9.0	(7.5)
Prepaid expenses and other current assets	1.5	—	—
Accounts payable to subsidiaries	11.0	(2.5)	3.9
Accrued interest	4.1	0.2	(1.4)
Other current liabilities	(1.9)	(0.8)	(3.2)
Cash dividends from subsidiaries	325.0	645.0	290.0
Changes in other assets	(0.8)	0.3	0.1
Changes in other liabilities	(2.9)	5.5	4.8
Cash Flows from Operating Activities	267.0	621.3	231.0
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Repayment of intercompany note	1.4	287.5	347.4
Net money pool lending	(574.5)	(29.5)	—
Equity contribution	—	(200.0)	—
Cash Flows from Investing Activities	(573.1)	58.0	347.4
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short term debt, net	(0.5)	(358.0)	157.1
Proceeds from term loan facility	—	500.0	—
Repayment of term loan facility	(500.0)	—	—
Proceeds from long-term debt	1,379.1	—	—
Retirements of long-term debt	—	(287.5)	(350.0)
Cash dividends paid	(569.6)	(534.8)	(497.9)
Issuance of common stock	—	—	112.5
Other financing activities	(3.3)	(6.1)	(3.6)
Cash Flows used in Financing Activities	305.7	(686.4)	(581.9)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(0.4)	(7.1)	(3.5)
CASH AND CASH EQUIVALENTS:
Beginning of period	0.4	7.5	11.0
End of period	$—	$0.4	$7.5
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
4. DIVIDENDS
Cash dividends paid to Evergy, Inc. by its subsidiaries were $325.0 million for the year ended December 31, 2023, $645.0 million for the year ended December 31, 2022 and $290.0 million for the year ended December 31, 2021. See Note 18 to the consolidated financial statements for information regarding the dividend restrictions of Evergy, Inc. and its subsidiaries.

Schedule II - Valuation and Qualifying Accounts and Reserves

Evergy, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2023, 2022 and 2021

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2023	(millions)
Allowance for uncollectible accounts	$31.4	$15.4	$10.7	(a)	$33.3	(b)	$24.2
Tax valuation allowance	12.8	3.5	—		1.5	(c)	14.8
Year Ended December 31, 2022
Allowance for uncollectible accounts	$32.9	$16.1	$11.2	(a)	$28.8	(b)	$31.4
Tax valuation allowance	12.8	0.1	—		0.1	(c)	12.8
Year Ended December 31, 2021
Allowance for uncollectible accounts	$19.3	$28.0	$12.0	(a)	$26.4	(b)	$32.9
Tax valuation allowance	14.4	—	—		1.6	(c)	12.8
(a) Recoveries.
(b) Uncollectible accounts charged off.
(c) Reversal of tax valuation allowance.

Evergy Kansas Central, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2023, 2022 and 2021

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2023	(millions)
Allowance for uncollectible accounts	$16.9	$7.7	$4.7	(a)	$17.7	(b)	$11.6
Tax valuation allowance	—	2.7	—		—		2.7
Year Ended December 31, 2022
Allowance for uncollectible accounts	$13.0	$13.1	$4.5	(a)	$13.7	(b)	$16.9
Year Ended December 31, 2021
Allowance for uncollectible accounts	$7.5	$12.0	$4.5	(a)	$11.0	(b)	$13.0
(a) Recoveries.
(b) Uncollectible accounts charged off.

Evergy Metro, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2023, 2022 and 2021

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2023	(millions)
Allowance for uncollectible accounts	$9.3	$5.0	$4.1	(a)	$10.5	(b)	$7.9
Year Ended December 31, 2022
Allowance for uncollectible accounts	$13.3	$1.7	$4.5	(a)	$10.2	(b)	$9.3
Year Ended December 31, 2021
Allowance for uncollectible accounts	$8.1	$10.5	$5.3	(a)	$10.6	(b)	$13.3
(a) Recoveries.
(b) Uncollectible accounts charged off.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGY, INC.

Date: February 28, 2024	/s/ David Campbell
David Campbell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date

/s/ David Campbell	Director, President and Chief Executive Officer	)	February 28, 2024
David Campbell	(Principal Executive Officer))
)
/s/ Kirkland B. Andrews	Executive Vice President and Chief Financial Officer	)
Kirkland B. Andrews	(Principal Financial Officer))
)
/s/ Steven P. Busser	Vice President and Chief Accounting Officer	)
Steven P. Busser	(Principal Accounting Officer))
)
Mark A. Ruelle*	Chair of the Board of Directors	)
)
Thomas D. Hyde*	Director	)
)
B. Anthony Isaac*	Director	)
)
Paul M. Keglevic*	Director	)
)
Mary L. Landrieu*	Director	)

Sandra A.J. Lawrence*	Director	)
)
Ann D. Murtlow*	Director	)
)
Sandra J. Price*	Director	)
)
James Scarola*	Director	)
)
Neal Sharma*	Director	)
)
C. John Wilder*	Director	)
*By    /s/ David Campbell
    David Campbell
    Attorney-in-Fact*

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGY KANSAS CENTRAL, INC.

Date: February 28, 2024	/s/ David Campbell
David Campbell
President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date

/s/ David Campbell	Director, President and Chief Executive Officer	)	February 28, 2024
David Campbell	(Principal Executive Officer))
)
/s/ Kirkland B. Andrews	Executive Vice President and Chief Financial Officer	)
Kirkland B. Andrews	(Principal Financial Officer))
)
/s/ Steven P. Busser	Vice President and Chief Accounting Officer	)
Steven P. Busser	(Principal Accounting Officer))
)
Mark A. Ruelle*	Chair of the Board of Directors	)
)
Thomas D. Hyde*	Director	)
)
B. Anthony Isaac*	Director	)
)
Paul M. Keglevic*	Director	)
)
Mary L. Landrieu*	Director	)

Sandra A.J. Lawrence*	Director	)
)
Ann D. Murtlow*	Director	)
)
Sandra J. Price*	Director	)
)
James Scarola*	Director	)
)
Neal Sharma*	Director	)
)
C. John Wilder*	Director	)
*By    /s/ David Campbell
    David Campbell
    Attorney-in-Fact*

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGY METRO, INC.

Date: February 28, 2024	/s/ David Campbell
David Campbell
President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date

/s/ David Campbell	Director, President and Chief Executive Officer	)	February 28, 2024
David Campbell	(Principal Executive Officer))
)
/s/ Kirkland B. Andrews	Executive Vice President and Chief Financial Officer	)
Kirkland B. Andrews	(Principal Financial Officer))
)
/s/ Steven P. Busser	Vice President and Chief Accounting Officer	)
Steven P. Busser	(Principal Accounting Officer))
)
Mark A. Ruelle*	Chair of the Board of Directors	)
)
Thomas D. Hyde*	Director	)
)
B. Anthony Isaac*	Director	)
)
Paul M. Keglevic*	Director	)
)
Mary L. Landrieu*	Director	)

Sandra A.J. Lawrence*	Director	)
)
Ann D. Murtlow*	Director	)
)
Sandra J. Price*	Director	)
)
James Scarola*	Director	)
)
Neal Sharma*	Director	)
)
C. John Wilder*	Director	)
*By    /s/ David Campbell
    David Campbell
    Attorney-in-Fact*