Form 10-Q
period 2024-03-31
Evergy, Inc.; EVERGY METRO, INC.; EVERGY KANSAS CENTRAL, INC.
filed 2024-05-09
CIK 1711269, 54476, 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

On May 3, 2024, Evergy, Inc. had 229,929,116 shares of common stock outstanding.  On May 3, 2024, Evergy Metro, Inc. and Evergy Kansas Central, Inc. each had one share of common stock outstanding and held by Evergy, Inc.

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
This report should be read in its entirety.  No one section of the report deals with all aspects of the subject matter.  It should be read in conjunction with the consolidated financial statements and related notes and with the management's discussion and analysis of financial condition and results of operations included in the annual report on Form 10-K for the fiscal year ended December 31, 2023 for each of Evergy, Evergy Kansas Central and Evergy Metro (2023 Form 10-K).

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

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AEP	American Electric Power Company, Inc.
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income
AROs	Asset retirement obligations
CAA	Clean Air Act
CCN	Certificate of Convenience and Necessity
CCRs	Coal combustion residuals
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
CSAPR	Cross-State Air Pollution
Dogwood	Dogwood Energy Center
ELG	Effluent limitations guidelines
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
Evergy	Evergy, Inc. and its consolidated subsidiaries
Evergy Board	Evergy Board of Directors
Evergy Companies	Evergy, Evergy Kansas Central, and Evergy Metro, collectively, which are individual registrants within the Evergy consolidated group
Evergy Kansas Central	Evergy Kansas Central, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Kansas South	Evergy Kansas South, Inc., a wholly-owned subsidiary of Evergy Kansas Central
Evergy Metro	Evergy Metro, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Missouri West	Evergy Missouri West, Inc., a wholly-owned subsidiary of Evergy
Evergy Missouri West Storm Funding	Evergy Missouri West Storm Funding I, LLC
Evergy Transmission Company	Evergy Transmission Company, LLC
Exchange Act	The Securities Exchange Act of 1934, as amended
February 2021 winter weather event	Significant winter weather event in February 2021 that resulted in extremely cold temperatures over a multi-day period across much of the central and southern United States
FERC	Federal Energy Regulatory Commission
FMBs	First Mortgage Bonds
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
Great Plains Energy	Great Plains Energy Incorporated
ITFIP	Interstate Transport Federal Implementation Plans
ITSIP	Interstate Transport State Implementation Plans
JEC	Jeffrey Energy Center
KCC	State Corporation Commission of the State of Kansas
KDHE	Kansas Department of Health & Environment

Abbreviation or Acronym	Definition
kV	Kilovolt
MDNR	Missouri Department of Natural Resources
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
OCI	Other comprehensive income
Prairie Wind	Prairie Wind Transmission, LLC, 50% owned by Evergy Kansas Central
RSU	Restricted share unit
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SIP	State implementation plan
SPP	Southwest Power Pool, Inc.
TCR	Transmission congestion right
TDC	Transmission delivery charge
TFR	Transmission formula rate
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by Evergy Transmission Company
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2024	2023
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$63.7	$27.7
Receivables, net of allowance for credit losses of $18.5 and $24.2, respectively	175.3	256.9
Accounts receivable pledged as collateral	362.0	342.0
Fuel inventory and supplies	800.7	776.2
Income taxes receivable	—	11.5
Regulatory assets, includes $15.2 and $— related to variable interest entity, respectively	330.1	292.1
Prepaid expenses	62.3	51.3
Other assets	32.4	31.4
Total Current Assets	1,826.5	1,789.1
PROPERTY, PLANT AND EQUIPMENT, NET, includes $131.8 and $133.6 related to variable interest entity, respectively	23,945.7	23,728.7
OTHER ASSETS:
Regulatory assets, includes $306.5 and $— related to variable interest entity, respectively	1,758.6	1,795.3
Nuclear decommissioning trust fund	805.9	766.4
Goodwill	2,336.6	2,336.6
Other	583.0	560.0
Total Other Assets	5,484.1	5,458.3
TOTAL ASSETS	$31,256.3	$30,976.1
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2024	2023
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt, includes $11.5 and $— related to variable interest entity, respectively	$811.5	$800.0
Commercial paper	798.7	951.8
Collateralized note payable	362.0	342.0
Accounts payable	356.7	616.9
Accrued taxes	264.5	156.7
Accrued interest	177.0	134.2
Regulatory liabilities	152.7	183.0
Asset retirement obligations	42.6	40.3
Accrued compensation and benefits	56.8	74.5
Other	167.4	213.2
Total Current Liabilities	3,189.9	3,512.6
LONG-TERM LIABILITIES:
Long-term debt, net, includes $311.5 and $— related to variable interest entity, respectively	11,658.4	11,053.3
Deferred income taxes	2,117.2	2,097.9
Unamortized investment tax credits	168.2	170.0
Regulatory liabilities	2,522.1	2,542.5
Pension and post-retirement liability	475.4	464.1
Asset retirement obligations	1,169.7	1,162.8
Other	291.3	287.9
Total Long-Term Liabilities	18,402.3	17,778.5
Commitments and Contingencies (Note 10)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value 229,922,338 and 229,729,296 shares issued, stated value	7,235.0	7,234.9
Retained earnings	2,432.4	2,457.8
Accumulated other comprehensive loss	(28.3)	(29.6)
Total Evergy, Inc. Shareholders' Equity	9,639.1	9,663.1
Noncontrolling Interests	25.0	21.9
Total Equity	9,664.1	9,685.0
TOTAL LIABILITIES AND EQUITY	$31,256.3	$30,976.1
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended March 31	2024	2023
	(millions, except per share amounts)
OPERATING REVENUES	$1,331.0	$1,296.8
OPERATING EXPENSES:
Fuel and purchased power	376.4	354.2
SPP network transmission costs	72.7	81.2
Operating and maintenance	231.5	216.3
Depreciation and amortization	276.1	263.4
Taxes other than income tax	114.1	102.4
Total Operating Expenses	1,070.8	1,017.5
INCOME FROM OPERATIONS	260.2	279.3
OTHER INCOME (EXPENSE):
Investment earnings	5.3	9.1
Other income	8.5	12.2
Other expense	(9.5)	(21.3)
Total Other Income, Net	4.3	—
Interest expense	133.2	123.1
INCOME BEFORE INCOME TAXES	131.3	156.2
Income tax expense	7.3	12.4
Equity in earnings of equity method investees, net of income taxes	1.8	1.9
NET INCOME	125.8	145.7
Less: Net income attributable to noncontrolling interests	3.1	3.1
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$122.7	$142.6
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO EVERGY, INC. (see Note 1)
Basic earnings per common share	$0.53	$0.62
Diluted earnings per common share	$0.53	$0.62
AVERAGE COMMON SHARES OUTSTANDING
Basic	230.2	230.0
Diluted	230.4	230.3
COMPREHENSIVE INCOME
NET INCOME	$125.8	$145.7
Derivative hedging activity
Reclassification to expenses, net of tax	1.3	1.3
Derivative hedging activity, net of tax	1.3	1.3
Total other comprehensive income	1.3	1.3
COMPREHENSIVE INCOME	127.1	147.0
Less: Comprehensive income attributable to noncontrolling interest	3.1	3.1
COMPREHENSIVE INCOME ATTRIBUTABLE TO EVERGY, INC.	$124.0	$143.9
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2024	2023
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$125.8	$145.7
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	276.1	263.4
Amortization of nuclear fuel	15.7	15.1
Amortization of deferred refueling outage	4.6	4.6
Amortization of corporate-owned life insurance	7.5	7.0
Stock compensation	3.9	4.8
Net deferred income taxes and credits	(11.0)	2.7
Allowance for equity funds used during construction	(3.2)	(2.7)
Payments for asset retirement obligations	(4.4)	(2.6)
Equity in earnings of equity method investees, net of income taxes	(1.8)	(1.9)
Income from corporate-owned life insurance	(7.5)	(8.6)
Other	0.3	0.3
Changes in working capital items:
Accounts receivable	66.2	93.5
Accounts receivable pledged as collateral	(20.0)	(6.0)
Fuel inventory and supplies	(24.4)	(51.0)
Prepaid expenses and other current assets	(20.2)	0.3
Accounts payable	(152.9)	(197.8)
Accrued taxes	119.3	107.8
Other current liabilities	(37.1)	(3.2)
Changes in other assets	(10.4)	0.4
Changes in other liabilities	(9.2)	(8.9)
Cash Flows from Operating Activities	317.3	362.9
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(618.6)	(527.7)
Purchase of securities - trusts	(19.5)	(11.0)
Sale of securities - trusts	14.8	7.6
Investment in corporate-owned life insurance	(4.1)	(3.8)
Proceeds from investment in corporate-owned life insurance	41.5	42.1
Other investing activities	2.7	(4.1)
Cash Flows used in Investing Activities	(583.2)	(496.9)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	139.7	214.2
Collateralized short-term borrowings, net	20.0	6.0
Proceeds from long-term debt	326.1	393.7
Retirements of long-term debt	—	(300.0)
Borrowings against cash surrender value of corporate-owned life insurance	0.6	0.6
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(29.4)	(32.5)
Cash dividends paid	(147.7)	(140.7)
Other financing activities	(5.7)	(4.1)
Cash Flows from Financing Activities	303.6	137.2
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	37.7	3.2
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	27.7	25.2
End of period	$65.4	$28.4
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	AOCI	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2022	229,546,105	$7,219.7	$2,298.5	$(34.5)	$9.6	$9,493.3
Net income	—	—	142.6	—	3.1	145.7
Issuance of stock compensation and reinvested dividends, net of tax withholding	130,594	(2.4)	—	—	—	(2.4)
Dividends declared on common stock ($0.6125 per share)	—	—	(140.7)	—	—	(140.7)
Dividend equivalents declared	—	—	(0.4)	—	—	(0.4)
Stock compensation expense	—	4.7	—	—	—	4.7
Unearned compensation
Compensation expense recognized	—	0.1	—	—	—	0.1
Derivative hedging activity, net of tax	—	—	—	1.3	—	1.3
Other	—	0.1	—	—	—	0.1
Balance as of March 31, 2023	229,676,699	$7,222.2	$2,300.0	$(33.2)	$12.7	$9,501.7

Balance as of December 31, 2023	229,729,296	$7,234.9	$2,457.8	$(29.6)	$21.9	$9,685.0
Net income	—	—	122.7	—	3.1	125.8
Issuance of stock compensation and reinvested dividends, net of tax withholding	193,042	(4.0)	—	—	—	(4.0)
Dividends declared on common stock ($0.6425 per share)	—	—	(147.7)	—	—	(147.7)
Dividend equivalents declared	—	—	(0.4)	—	—	(0.4)
Stock compensation expense	—	3.9	—	—	—	3.9
Derivative hedging activity, net of tax	—	—	—	1.3	—	1.3
Other	—	0.2	—	—	—	0.2
Balance as of March 31, 2024	229,922,338	$7,235.0	$2,432.4	$(28.3)	$25.0	$9,664.1
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2024	2023
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$32.5	$9.2
Receivables, net of allowance for credit losses of $9.0 and $11.6, respectively	125.6	171.8
Related party receivables	10.9	11.6
Accounts receivable pledged as collateral	182.0	166.0
Fuel inventory and supplies	422.4	411.9
Income taxes receivable	3.9	11.5
Regulatory assets	134.1	127.7
Prepaid expenses	29.2	22.9
Other assets	9.5	13.2
Total Current Assets	950.1	945.8
PROPERTY, PLANT AND EQUIPMENT, NET, includes $131.8 and $133.6 related to variable interest entity, respectively	12,244.9	12,121.9
OTHER ASSETS:
Regulatory assets	490.0	505.2
Nuclear decommissioning trust fund	375.9	365.1
Other	304.3	288.6
Total Other Assets	1,170.2	1,158.9
TOTAL ASSETS	$14,365.2	$14,226.6
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2024	2023
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Commercial paper	$261.5	$230.4
Collateralized note payable	182.0	166.0
Accounts payable	158.0	244.7
Related party payables	361.5	294.4
Accrued taxes	161.7	111.1
Accrued interest	96.3	79.7
Regulatory liabilities	80.6	104.1
Asset retirement obligations	24.0	22.2
Accrued compensation and benefits	29.9	37.6
Other	103.4	142.4
Total Current Liabilities	1,458.9	1,432.6
LONG-TERM LIABILITIES:
Long-term debt, net	4,581.0	4,580.4
Deferred income taxes	850.6	844.2
Unamortized investment tax credits	55.3	56.2
Regulatory liabilities	1,414.3	1,432.4
Pension and post-retirement liability	261.1	256.3
Asset retirement obligations	581.1	577.1
Other	159.4	155.5
Total Long-Term Liabilities	7,902.8	7,902.1
Commitments and Contingencies (Note 10)
EQUITY:
Evergy Kansas Central, Inc. Shareholder's Equity:
Common stock - 1,000 shares authorized, $0.01 par value, 1 share issued	2,737.6	2,737.6
Retained earnings	2,240.9	2,132.4
Total Evergy Kansas Central, Inc. Shareholder's Equity	4,978.5	4,870.0
Noncontrolling Interests	25.0	21.9
Total Equity	5,003.5	4,891.9
TOTAL LIABILITIES AND EQUITY	$14,365.2	$14,226.6
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Income
(Unaudited)

Three Months Ended March 31	2024	2023
	(millions)
OPERATING REVENUES	$693.2	$678.6
OPERATING EXPENSES:
Fuel and purchased power	138.6	144.4
SPP network transmission costs	72.7	81.2
Operating and maintenance	116.3	107.6
Depreciation and amortization	139.1	124.1
Taxes other than income tax	63.2	55.7
Total Operating Expenses	529.9	513.0
INCOME FROM OPERATIONS	163.3	165.6
OTHER INCOME (EXPENSE):
Investment earnings	0.9	1.3
Other income	8.2	9.2
Other expense	(3.7)	(9.9)
Total Other Income, Net	5.4	0.6
Interest expense	55.8	52.4
INCOME BEFORE INCOME TAXES	112.9	113.8
Income tax expense	2.1	8.4
Equity in earnings of equity method investees, net of income taxes	0.8	1.0
NET INCOME	111.6	106.4
Less: Net income attributable to noncontrolling interests	3.1	3.1
NET INCOME ATTRIBUTABLE TO EVERGY KANSAS CENTRAL, INC.	$108.5	$103.3
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2024	2023
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$111.6	$106.4
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	139.1	124.1
Amortization of nuclear fuel	7.8	7.5
Amortization of deferred refueling outage	2.3	2.3
Amortization of corporate-owned life insurance	7.5	7.0
Net deferred income taxes and credits	(5.3)	(11.6)
Allowance for equity funds used during construction	(3.2)	(0.5)
Payments for asset retirement obligations	(2.4)	(2.0)
Equity in earnings of equity method investees, net of income taxes	(0.8)	(1.0)
Income from corporate-owned life insurance	(7.5)	(8.6)
Other	(1.4)	(1.4)
Changes in working capital items:
Accounts receivable	32.8	83.0
Accounts receivable pledged as collateral	(16.0)	—
Fuel inventory and supplies	(10.4)	(20.1)
Prepaid expenses and other current assets	1.6	(2.1)
Accounts payable	(20.0)	(42.1)
Accrued taxes	58.2	71.1
Other current liabilities	(49.0)	0.2
Changes in other assets	(9.9)	0.3
Changes in other liabilities	(3.4)	5.0
Cash Flows from Operating Activities	231.6	317.5
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(320.8)	(267.2)
Purchase of securities - trusts	(3.2)	(2.9)
Sale of securities - trusts	1.6	1.9
Investment in corporate-owned life insurance	(4.1)	(3.8)
Proceeds from investment in corporate-owned life insurance	41.5	42.1
Other investing activities	1.3	1.0
Cash Flows used in Investing Activities	(283.7)	(228.9)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	31.1	(449.1)
Collateralized short-term debt, net	16.0	—
Proceeds from long-term debt	—	393.7
Net money pool borrowings	57.8	—
Borrowings against cash surrender value of corporate-owned life insurance	0.6	0.6
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(29.4)	(32.5)
Other financing activities	(0.7)	(0.6)
Cash Flows from (used in) Financing Activities	75.4	(87.9)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	23.3	0.7
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	9.2	8.7
End of period	$32.5	$9.4
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy Kansas Central, Inc. Shareholder
	Common stock shares	Common stock	Retained earnings	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2022	1	$2,737.6	$1,760.2	$9.6	$4,507.4
Net income	—	—	103.3	3.1	106.4
Balance as of March 31, 2023	1	$2,737.6	$1,863.5	$12.7	$4,613.8

Balance as of December 31, 2023	1	$2,737.6	$2,132.4	$21.9	$4,891.9
Net income	—	—	108.5	3.1	111.6
Balance as of March 31, 2024	1	$2,737.6	$2,240.9	$25.0	$5,003.5
The disclosures regarding Evergy Kansas Central included in the accompanying Unaudited Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2024	2023
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$11.0	$3.3
Receivables, net of allowance for credit losses of $6.4 and $7.9, respectively	26.6	55.0
Related party receivables	129.7	128.5
Accounts receivable pledged as collateral	130.0	126.0
Fuel inventory and supplies	276.0	264.6
Regulatory assets	63.5	53.2
Prepaid expenses	24.6	20.9
Other assets	18.9	14.7
Total Current Assets	680.3	666.2
PROPERTY, PLANT AND EQUIPMENT, NET	8,168.5	8,131.2
OTHER ASSETS:
Regulatory assets	388.1	380.8
Nuclear decommissioning trust fund	430.0	401.3
Other	77.1	77.0
Total Other Assets	895.2	859.1
TOTAL ASSETS	$9,744.0	$9,656.5
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2024	2023
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Commercial paper	$220.2	$423.3
Collateralized note payable	130.0	126.0
Accounts payable	162.2	272.5
Related party payables	0.2	1.1
Accrued taxes	87.0	45.7
Accrued interest	44.4	27.4
Regulatory liabilities	35.4	43.0
Asset retirement obligations	16.3	16.0
Accrued compensation and benefits	26.8	36.9
Other	54.4	58.3
Total Current Liabilities	776.9	1,050.2
LONG-TERM LIABILITIES:
Long-term debt, net	3,217.6	2,924.4
Deferred income taxes	810.0	797.2
Unamortized investment tax credits	110.5	111.3
Regulatory liabilities	872.6	860.2
Pension and post-retirement liability	197.1	190.8
Asset retirement obligations	447.0	444.4
Other	86.7	85.0
Total Long-Term Liabilities	5,741.5	5,413.3
Commitments and Contingencies (Note 10)
EQUITY:
Common stock - 1,000 shares authorized, without par value, 1 share issued, stated value	1,563.1	1,563.1
Retained earnings	1,658.9	1,626.2
Accumulated other comprehensive income	3.6	3.7
Total Equity	3,225.6	3,193.0
TOTAL LIABILITIES AND EQUITY	$9,744.0	$9,656.5
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended March 31	2024	2023
	(millions)
OPERATING REVENUES	$420.9	$406.4
OPERATING EXPENSES:
Fuel and purchased power	136.6	115.4
Operating and maintenance	67.9	65.3
Depreciation and amortization	100.5	102.4
Taxes other than income tax	37.3	33.5
Total Operating Expenses	342.3	316.6
INCOME FROM OPERATIONS	78.6	89.8
OTHER INCOME (EXPENSE):
Investment earnings	1.6	0.7
Other income	0.1	2.8
Other expense	(3.6)	(9.0)
Total Other Expense, Net	(1.9)	(5.5)
Interest expense	37.6	30.6
INCOME BEFORE INCOME TAXES	39.1	53.7
Income tax expense	6.4	6.9
NET INCOME	$32.7	$46.8
COMPREHENSIVE INCOME
NET INCOME	$32.7	$46.8
OTHER COMPREHENSIVE INCOME:
Derivative hedging activity
Reclassification to expenses, net of tax	(0.1)	(0.1)
Derivative hedging activity, net of tax	(0.1)	(0.1)
Total other comprehensive loss	(0.1)	(0.1)
COMPREHENSIVE INCOME	$32.6	$46.7
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2024	2023
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$32.7	$46.8
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	100.5	102.4
Amortization of nuclear fuel	7.9	7.6
Amortization of deferred refueling outage	2.3	2.3
Net deferred income taxes and credits	1.1	10.4
Allowance for equity funds used during construction	—	(2.3)
Payments for asset retirement obligations	(2.0)	(0.5)
Other	(0.1)	(0.1)
Changes in working capital items:
Accounts receivable	29.8	22.8
Accounts receivable pledged as collateral	(4.0)	(6.0)
Fuel inventory and supplies	(11.4)	(17.5)
Prepaid expenses and other current assets	(24.8)	(25.4)
Accounts payable	(76.0)	(78.3)
Accrued taxes	41.3	30.1
Other current liabilities	2.3	0.7
Changes in other assets	(1.7)	7.8
Changes in other liabilities	4.2	(7.1)
Cash Flows from Operating Activities	102.1	93.7
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(187.2)	(189.0)
Purchase of securities - trusts	(16.3)	(8.2)
Sale of securities - trusts	13.2	5.7
Net money pool lending	—	31.0
Other investing activities	2.3	1.6
Cash Flows used in Investing Activities	(188.0)	(158.9)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	89.7	360.0
Collateralized short-term debt, net	4.0	6.0
Retirements of long-term debt	—	(300.0)
Other financing activities	(0.1)	(0.1)
Cash Flows from Financing Activities	93.6	65.9
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	7.7	0.7
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	3.3	3.1
End of period	$11.0	$3.8
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC
Consolidated Statements of Changes in Equity
(Unaudited)

	Common stock shares	Common Stock	Retained earnings	AOCI - Net gains (losses) on cash flow hedges	Total equity
	(millions, except share amounts)
Balance as of December 31, 2022	1	$1,563.1	$1,619.2	$4.0	$3,186.3
Net income	—	—	46.8	—	46.8
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2023	1	$1,563.1	$1,666.0	$3.9	$3,233.0

Balance as of December 31, 2023	1	$1,563.1	$1,626.2	$3.7	$3,193.0
Net income	—	—	32.7	—	32.7
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2024	1	$1,563.1	$1,658.9	$3.6	$3,225.6
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

Evergy Kansas Central, Evergy Kansas South, Evergy Metro and Evergy Missouri West conduct business in their respective service territories using the name Evergy. Collectively, the Evergy Companies have approximately 15,800 megawatts (MWs) of owned generating capacity and renewable power purchase agreements and engage in the generation, transmission, distribution and sale of electricity to approximately 1.7 million customers in the states of Kansas and Missouri.
Basis of Presentation
These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements in the Evergy Companies' combined 2023 Form 10-K.

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
Principles of Consolidation
Each of Evergy's, Evergy Kansas Central's and Evergy Metro's unaudited consolidated financial statements includes the accounts of their subsidiaries and the variable interest entities (VIE) of which Evergy and Evergy Kansas Central are the primary beneficiaries. Undivided interests in jointly-owned generation facilities are included on a proportionate basis.  Intercompany transactions have been eliminated. The Evergy Companies assess financial performance and allocate resources on a consolidated basis (i.e., operate in one segment).
Cash, Cash Equivalents and Restricted Cash
Cash equivalents consists of highly liquid investments with original maturities of three months or less at acquisition. Evergy has restricted cash included in Other within Other Assets on Evergy's consolidated balance sheets to facilitate servicing of Evergy Missouri West Storm Funding I, LLC's (Evergy Missouri West Storm Funding) debt. See Note 12 for additional information on the VIE. The following table summarizes the cash, cash equivalents and restricted cash included on Evergy's consolidated balance sheets.

	March 31 2024	December 31 2023
Evergy	(millions)
Current assets
Cash and cash equivalents	$63.7	$27.7
Other assets
Other	1.7	—
Total cash, cash equivalents and restricted cash	$65.4	$27.7

Fuel Inventory and Supplies
The Evergy Companies record fuel inventory and supplies at average cost. The following table separately states the balances for fuel inventory and supplies.

	March 31 2024	December 31 2023
Evergy	(millions)
Fuel inventory	$263.8	$257.3
Supplies	536.9	518.9
Fuel inventory and supplies	$800.7	$776.2
Evergy Kansas Central
Fuel inventory	$142.1	$138.6
Supplies	280.3	273.3
Fuel inventory and supplies	$422.4	$411.9
Evergy Metro
Fuel inventory	$84.2	$81.5
Supplies	191.8	183.1
Fuel inventory and supplies	$276.0	$264.6

Property, Plant and Equipment
The following tables summarize the property, plant and equipment of Evergy, Evergy Kansas Central and Evergy Metro.

March 31, 2024	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$34,923.8	$17,049.7	$13,098.8
Electric plant acquisition adjustment	724.9	724.9	—
Accumulated depreciation	(13,493.2)	(6,581.6)	(5,494.3)
Plant in service, net	22,155.5	11,193.0	7,604.5
Construction work in progress	1,598.9	956.2	468.4
Nuclear fuel, net	190.5	94.9	95.6
Plant to be retired, net(b)	0.8	0.8	—
Property, plant and equipment, net	$23,945.7	$12,244.9	$8,168.5

December 31, 2023	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service(a)	$34,558.1	$16,858.7	$13,005.5
Electric plant acquisition adjustment	724.9	724.9	—
Accumulated depreciation(a)	(13,301.6)	(6,502.7)	(5,404.9)
Plant in service, net(a)	21,981.4	11,080.9	7,600.6
Construction work in progress	1,543.5	939.1	428.7
Nuclear fuel, net	203.0	101.1	101.9
Plant to be retired, net(b)	0.8	0.8	—
Property, plant and equipment, net(a)	$23,728.7	$12,121.9	$8,131.2
(a) As of March 31, 2024, Evergy and Evergy Kansas Central classified Property, Plant and Equipment of VIE, net as Property, Plant and Equipment, net. To conform with the current period presentation, amounts previously reported as Property, Plant and Equipment of VIE, net as of December 31, 2023, have been reclassified to Property, Plant and Equipment, net.
(b) As of March 31, 2024 and December 31, 2023, represents the planned retirement of Evergy Kansas Central analog meters prior to the end of their remaining useful lives.
Other Income (Expense), Net
The table below shows the detail of other expense for each of the Evergy Companies.

Three Months Ended March 31	2024	2023
Evergy	(millions)
Non-service cost component of net benefit cost	$(4.6)	$(14.8)
Other	(4.9)	(6.5)
Other expense	$(9.5)	$(21.3)
Evergy Kansas Central
Non-service cost component of net benefit cost	$0.5	$(4.0)
Other	(4.2)	(5.9)
Other expense	$(3.7)	$(9.9)
Evergy Metro
Non-service cost component of net benefit cost	$(3.0)	$(8.7)
Other	(0.6)	(0.3)
Other expense	$(3.6)	$(9.0)

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

The following table reconciles Evergy's basic and diluted EPS.

Three Months Ended March 31	2024	2023
Income	(millions, except per share amounts)
Net income	$125.8	$145.7
Less: net income attributable to noncontrolling interests	3.1	3.1
Net income attributable to Evergy, Inc.	$122.7	$142.6
Common Shares Outstanding
Weighted average number of common shares outstanding - basic	230.2	230.0
Add: effect of dilutive securities	0.2	0.3
Diluted average number of common shares outstanding	230.4	230.3
Basic and Diluted EPS	$0.53	$0.62
Anti-dilutive securities excluded from the computation of diluted EPS for the three months ended March 31, 2024 and 2023 were 3,950,000 common shares issuable pursuant to a warrant. Also, there was no dilution resulting from Evergy's convertible notes for the three months ended March 31, 2024 and 2023.
Dividends Declared
In May 2024, Evergy's Board of Directors (Evergy Board) declared a quarterly dividend of $0.6425 per share on Evergy's common stock. The common dividend is payable on June 20, 2024, to shareholders of record as of May 20, 2024.
Supplemental Cash Flow Information

Evergy
Three Months Ended March 31	2024	2023
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$105.3	$133.0
Income taxes, net of refunds	(0.2)	(0.5)
Right-of-use assets obtained in exchange for new operating lease liabilities	1.9	6.2
Right-of-use assets obtained in exchange for new finance lease liabilities	5.1	—
Non-cash investing transactions:
Property, plant and equipment additions	105.1	112.1

Evergy Kansas Central
Three Months Ended March 31	2024	2023
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$48.8	$56.3
Income taxes, net of refunds	(0.2)	(0.2)
Right-of-use assets obtained in exchange for new operating lease liabilities	0.7	2.7
Right-of-use assets obtained in exchange for new finance lease liabilities	1.3	—
Non-cash investing transactions:
Property, plant and equipment additions	47.6	54.8

Evergy Metro
Three Months Ended March 31	2024	2023
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$21.3	$31.1
Right-of-use assets obtained in exchange for new operating lease liabilities	1.0	3.5
Right-of-use assets obtained in exchange for new finance lease liabilities	3.5	—
Non-cash investing transactions:
Property, plant and equipment additions	39.9	41.0
Natural Gas Plant Investment
In April 2024, Evergy Missouri West purchased a joint ownership interest representing approximately 145 MW in Dogwood Energy Center (Dogwood), an operational natural gas combined cycle facility located in Missouri, for approximately $60 million. The purchase was subject to terms and conditions listed in a stipulation and agreement approved by the Public Service Commission of the State of Missouri (MPSC) allowing Evergy Missouri West to recover in rates a return of and return on the original cost, net of accumulated depreciation, of Dogwood. Evergy Missouri West shall also be allowed to recover in rates over two years a return of, but not a return on, the amount of the purchase price paid in excess of the original cost, net of accumulated depreciation, of Dogwood. In addition, net revenues generated from Evergy Missouri West's ownership of Dogwood from the date of closing to the date new rates become effective in Evergy Missouri West's current rate case shall not impact rates and shall be retained by Evergy Missouri West and reduce the amount of the purchase price paid in excess of the original cost, net of accumulated depreciation, of Dogwood to be recovered from customers.

2. REVENUE
Evergy's, Evergy Kansas Central's and Evergy Metro's revenues disaggregated by customer class are summarized in the following tables.

Evergy
Three Months Ended March 31	2024	2023
Revenues	(millions)
Residential	$479.0	$458.6
Commercial	432.7	430.0
Industrial	160.4	159.1
Other retail	11.9	11.3
Total electric retail	$1,084.0	$1,059.0
Wholesale	71.0	70.4
Transmission	115.4	105.8
Industrial steam and other	10.2	11.7
Total revenue from contracts with customers	$1,280.6	$1,246.9
Other	50.4	49.9
Operating revenues	$1,331.0	$1,296.8

Evergy Kansas Central
Three Months Ended March 31	2024	2023
Revenues	(millions)
Residential	$214.3	$192.1
Commercial	183.6	178.1
Industrial	106.0	108.5
Other retail	6.1	4.3
Total electric retail	$510.0	$483.0
Wholesale	68.1	67.6
Transmission	108.9	100.6
Other	1.8	1.7
Total revenue from contracts with customers	$688.8	$652.9
Other	4.4	25.7
Operating revenues	$693.2	$678.6

Evergy Metro
Three Months Ended March 31	2024	2023
Revenues	(millions)
Residential	$156.0	$158.0
Commercial	171.2	175.9
Industrial	31.2	28.4
Other retail	3.2	2.7
Total electric retail	$361.6	$365.0
Wholesale	6.3	11.4
Transmission	4.9	3.8
Other	2.5	2.4
Total revenue from contracts with customers	$375.3	$382.6
Other	45.6	23.8
Operating revenues	$420.9	$406.4
3. RECEIVABLES
The Evergy Companies' receivables are detailed in the following table.

	March 31	December 31
	2024	2023
Evergy	(millions)
Customer accounts receivable - billed	$—	$2.6
Customer accounts receivable - unbilled	70.0	109.1
Other receivables	123.8	169.4
Allowance for credit losses	(18.5)	(24.2)
Total	$175.3	$256.9
Evergy Kansas Central
Customer accounts receivable - unbilled	24.8	39.9
Other receivables	109.8	143.5
Allowance for credit losses	(9.0)	(11.6)
Total	$125.6	$171.8
Evergy Metro
Customer accounts receivable - unbilled	9.9	27.2
Other receivables	23.1	35.7
Allowance for credit losses	(6.4)	(7.9)
Total	$26.6	$55.0

The Evergy Companies' other receivables as of March 31, 2024 and December 31, 2023, consisted primarily of receivables from partners in jointly-owned electric utility plants, wholesale sales receivables and receivables related to alternative revenue programs. The Evergy Companies' other receivables also included receivables from contracts with customers as summarized in the following table.

	March 31	December 31
	2024	2023
	(millions)
Evergy	$46.8	$61.5
Evergy Kansas Central	41.8	59.9
Evergy Metro	3.4	0.8
The change in the Evergy Companies' allowance for credit losses is summarized in the following table.

	2024	2023
Evergy	(millions)
Beginning balance January 1	$24.2	$31.4
Credit loss expense (income)	(1.1)	(3.3)
Write-offs	(7.9)	(8.3)
Recoveries of prior write-offs	3.3	3.1
Ending balance March 31	$18.5	$22.9
Evergy Kansas Central
Beginning balance January 1	$11.6	$16.9
Credit loss expense (income)	(0.4)	(1.8)
Write-offs	(3.6)	(4.3)
Recoveries of prior write-offs	1.4	1.3
Ending balance March 31	$9.0	$12.1
Evergy Metro
Beginning balance January 1	$7.9	$9.3
Credit loss expense (income)	—	(0.8)
Write-offs	(2.8)	(2.7)
Recoveries of prior write-offs	1.3	1.2
Ending balance March 31	$6.4	$7.0
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

	March 31	December 31
	2024	2023
	(millions)
Evergy	$362.0	$342.0
Evergy Kansas Central	182.0	166.0
Evergy Metro	130.0	126.0
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
Under the amended terms, effective in March 2024, Evergy Kansas Central's facility allows up to $185.0 million in aggregate outstanding principal amount to be borrowed at any time. To the extent Evergy Kansas Central has qualifying accounts receivable and subject to the bank's discretion, Evergy Kansas Central's facility allows for an additional $65.0 million in aggregate outstanding principal amount to be borrowed at any time. Evergy Metro's facility allows up to $130.0 million in aggregate outstanding principal amount to be borrowed at any time. To the extent Evergy Metro has qualifying accounts receivable and subject to the bank's discretion, Evergy Metro's facility allows for an additional $70.0 million in aggregate outstanding principal amount to be borrowed at any time. Evergy Missouri West's facility allows up to $50.0 million in aggregate outstanding principal amount to be borrowed at any time. To the extent Evergy Missouri West has qualifying accounts receivable and subject to the bank's discretion, Evergy Missouri West's facility allows for an additional $65.0 million in aggregate outstanding principal amount to be borrowed at any time.
4. RATE MATTERS AND REGULATION
State Corporation Commission of the State of Kansas (KCC) Proceedings
Evergy Kansas Central 2024 Transmission Delivery Charge (TDC)
In April 2024, the KCC issued an order adjusting Evergy Kansas Central's retail prices to include updated transmission costs as reflected in the Federal Energy Regulatory Commission (FERC) transmission formula rate (TFR). The new prices are effective in May 2024 and are expected to increase Evergy Kansas Central's annual retail revenues by $80.1 million when compared to 2023.
Evergy Metro 2024 TDC
In April 2024, the KCC issued an order adjusting Evergy Metro's retail prices to include updated transmission costs as reflected in the FERC TFR. The new prices are effective in May 2024 and are expected to increase Evergy Metro's annual retail revenues by $7.1 million when compared to 2023.
MPSC Proceedings
Evergy Missouri West's 2024 Rate Case Proceeding
In February 2024, Evergy Missouri West filed an application with the MPSC to request an increase to its retail revenues of approximately $104 million. Evergy Missouri West's request reflected a return on equity of 10.5% (with a capital structure composed of 52% equity) and increases related to the recovery of infrastructure investments made to improve reliability and enhance customer service and the inclusion of certain costs related to Dogwood and Crossroads Energy Center (Crossroads), two natural gas plants. An evidentiary hearing in the case is scheduled to occur beginning in late September 2024 and new rates are expected to be effective in January 2025.
Evergy Missouri West February 2021 Winter Weather Event Securitization
In February 2021, much of the central and southern United States, including the service territories of the Evergy Companies, experienced a significant winter weather event that resulted in extremely cold temperatures over a multi-day period (February 2021 winter weather event).
In November 2022, the MPSC issued a revised financing order authorizing Evergy Missouri West to issue securitized bonds to recover its extraordinary fuel and purchased power costs incurred as part of the February 2021 winter weather event. As part of the order, the MPSC found that Evergy Missouri West's costs were prudently incurred, that it should only be allowed to recover 95% of its extraordinary fuel and purchased power costs consistent with the 5% sharing provision of its fuel recovery mechanism, that it should be allowed to recover carrying costs incurred since February 2021 at Evergy Missouri West's long-term debt rate of 5.06% and approved a 15 year repayment period for the bonds with a 17 year legal maturity. Evergy Missouri West continued to record carrying charges on its February 2021 winter weather event regulatory asset until it issued the securitized bonds in February 2024. See Note 7 for additional information regarding the issuance of the securitized bonds.
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
Evergy Kansas Central TFR Annual Update
In the most recent two years, the updated TFR was expected to adjust Evergy Kansas Central's annual transmission revenues by approximately:
•$115.8 million increase effective in January 2024; and
•$21.7 million decrease effective in March 2023.
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
In December 2022, FERC issued an order addressing the challenge to the 2020 through 2022 over-collections which were refunded to customers as part of Evergy Kansas Central's 2023 TFR effective in March 2023. In February 2023, certain Evergy Kansas Central TFR customers submitted a formal complaint with FERC requesting the refund of over-collections related to the 2018 and 2019 rate years. As of March 31, 2024 and December 31, 2023, Evergy and Evergy Kansas Central had recorded a $7.1 million regulatory liability related to the 2018 and 2019 rate year refund request. A decision from FERC regarding this complaint is expected in 2024.
Evergy Metro TFR Annual Update
In the most recent two years, the updated TFR was expected to adjust Evergy Metro's annual transmission revenues by approximately:
•$23.7 million increase effective in January 2024; and
•$8.6 million increase effective in January 2023.
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
For the three months ended March 31, 2024, Evergy, Evergy Kansas Central and Evergy Metro recorded no pension settlement charges. For the three months ended March 31, 2023, Evergy, Evergy Kansas Central and Evergy Metro recorded pension settlement (gains) losses of $(15.9) million, $0.4 million and $(16.3) million, respectively. These settlement charges were the result of accelerated distributions as a result of employee retirements for certain plan participants. Evergy, Evergy Kansas Central and Evergy Metro deferred substantially all of the charges to regulatory assets or regulatory liabilities and expect to recover these amounts over future periods pursuant to regulatory agreements.
The following tables provide the components of net periodic benefit costs prior to the effects of capitalization and sharing with joint owners of power plants.

	Pension Benefits			Post-Retirement Benefits
Three Months Ended March 31, 2024	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$11.5	$4.7	$6.8	$0.4	$0.2	$0.2
Interest cost	22.4	11.4	10.7	2.5	1.3	1.2
Expected return on plan assets	(21.7)	(10.7)	(10.9)	(2.8)	(1.5)	(1.4)
Prior service cost	0.5	0.5	—	—	—	(0.1)
Recognized net actuarial (gain) loss	(4.3)	0.2	(4.4)	(1.0)	(0.5)	(0.4)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	8.4	6.1	2.2	(0.9)	(0.5)	(0.5)
Regulatory adjustment	5.7	(2.1)	7.7	—	0.2	(0.1)
Intercompany allocations	—	(0.4)	(0.5)	—	—	0.1
Net periodic benefit costs (income)	$14.1	$3.6	$9.4	$(0.9)	$(0.3)	$(0.5)

	Pension Benefits			Post-Retirement Benefits
Three Months Ended March 31, 2023	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$11.2	$4.6	$6.6	$0.4	$0.2	$0.2
Interest cost	22.4	11.4	10.8	2.8	1.4	1.3
Expected return on plan assets	(21.8)	(11.0)	(10.8)	(3.0)	(1.5)	(1.4)
Prior service cost	0.5	0.5	—	—	—	(0.1)
Recognized net actuarial gain	(5.6)	(0.8)	(4.6)	(1.0)	(0.5)	(0.5)
Settlement (gain) loss	(15.9)	0.4	(16.3)	—	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	(9.2)	5.1	(14.3)	(0.8)	(0.4)	(0.5)
Regulatory adjustment	33.5	7.4	25.9	(0.1)	(0.6)	0.6
Intercompany allocations	—	(0.5)	(0.2)	—	0.1	—
Net periodic benefit costs (income)	$24.3	$12.0	$11.4	$(0.9)	$(0.9)	$0.1
The components of net periodic benefit costs other than the service cost component are included in other expense on the Evergy Companies' consolidated statements of income and comprehensive income.
For the three months ended March 31, 2024, Evergy, Evergy Kansas Central and Evergy Metro made no cash pension contributions. Evergy expects to make cash pension contributions of $38.6 million in 2024 to satisfy the Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and KCC and MPSC rate orders, of which $11.7 million is expected to be paid by Evergy Kansas Central and $26.9 million is expected to be paid by Evergy Metro.
For the three months ended March 31, 2024, Evergy, Evergy Kansas Central and Evergy Metro made post-retirement benefit contributions of $0.4 million, $0.2 million and $0.2 million, respectively. Evergy, Evergy Kansas Central and Evergy Metro expect to make additional contributions in 2024 of $0.4 million, $0.2 million and $0.2 million, respectively, to the post-retirement benefit plans.
6. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
Evergy's $2.5 billion master credit facility expires in 2027. Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West have borrowing capacity under the master credit facility with specific sublimits for each borrower. These sublimits can be unilaterally adjusted by Evergy for each borrower provided the sublimits remain within minimum and maximum sublimits as specified in the facility. The applicable interest rates and commitment fees of the facility are subject to upward or downward adjustments, within certain limitations, if Evergy achieves, or fails to achieve, certain sustainability-linked targets based on two key performance indicator metrics: (i) Non-Emitting Generation Capacity and (ii) Diverse Supplier Spend (as defined in the facility).
A default by any borrower under the facility or one of its significant subsidiaries on other indebtedness totaling more than $100.0 million constitutes a default by that borrower under the facility. Under the terms of this facility, each of Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West is required to maintain a total indebtedness to total capitalization ratio, as defined in the facility, of not greater than 0.65 to 1.00 at all times. As of March 31, 2024, Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West were in compliance with this covenant.

The following table summarizes the committed credit facilities (excluding receivable sale facilities discussed in Note 3) available to the Evergy Companies as of March 31, 2024 and December 31, 2023.

		Amounts Drawn
	Master Credit Facility	Commercial Paper	Letters of Credit	Cash Borrowings	Available Borrowings	Weighted Average Interest Rate on Short-Term Borrowings
March 31, 2024	(millions)
Evergy, Inc.	$200.0	$—	$0.7	$—	$199.3	—%
Evergy Kansas Central	750.0	261.5	1.0	—	487.5	5.51%
Evergy Metro(a)	850.0	513.0	—	—	337.0	5.52%
Evergy Missouri West	700.0	317.0	—	—	383.0	5.51%
Evergy(a)	$2,500.0	$1,091.5	$1.7	$—	$1,406.8

December 31, 2023
Evergy, Inc.	$300.0	$—	$0.7	$—	$299.3	—%
Evergy Kansas Central	750.0	230.4	1.0	—	518.6	5.56%
Evergy Metro	750.0	423.3	—	—	326.7	5.58%
Evergy Missouri West	700.0	298.1	—	—	401.9	5.66%
Evergy	$2,500.0	$951.8	$1.7	$—	$1,546.5
(a) As of March 31, 2024, $292.8 million of Evergy Metro's commercial paper borrowings were classified as long-term debt on Evergy's and
Evergy Metro's consolidated balance sheets. See Note 7 for additional information.
7. LONG-TERM DEBT
Mortgage Bonds
In April 2024, Evergy Metro issued, at a discount, $300.0 million of 5.40% Mortgage Bonds, maturing in 2034. Proceeds were used to pay down commercial paper and for general corporate purposes. As of March 31, 2024, $292.8 million of Evergy Metro's commercial paper borrowings were classified as long-term debt on Evergy's and Evergy Metro's consolidated balance sheets as a result of Evergy and Evergy Metro demonstrating their intent and ability to refinance the commercial paper on a long-term basis.
Securitized Bonds
In 2022, Evergy Missouri West created a special purpose subsidiary, Evergy Missouri West Storm Funding, a wholly-owned, bankruptcy remote entity solely for the purpose of recovering extraordinary fuel and purchased power costs incurred as part of the February 2021 winter weather event. In February 2024, Evergy Missouri West Storm Funding issued, at a discount, $331.1 million of 5.10% Securitized Utility Tariff Bonds (Securitized Bonds) with a final payment scheduled for 2038, maturing in 2040. The obligations of Evergy Missouri West Storm Funding's Securitized Bonds are repaid through charges imposed on customers in Evergy Missouri West's service territory. Creditors of Evergy Missouri West have no recourse to any assets or revenues of Evergy Missouri West Storm Funding, and the bondholders have no recourse to the general credit of Evergy Missouri West. See Note 4 for additional information regarding the February 2021 winter weather event securitization.

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

The gross notional contract amount by commodity type for derivative instruments is summarized in the following table.

		March 31	December 31
Non-hedging derivatives	Notional volume unit of measure	2024	2023
Evergy		(millions)
Commodity contracts
Power	MWhs	28.3	52.9
Natural gas	MMBtu	550.1	559.9
Evergy Kansas Central
Commodity contracts
Power	MWhs	18.8	32.1
Natural gas	MMBtu	550.1	558.7
Evergy Metro
Commodity contracts
Power	MWhs	7.1	15.1
The fair values of Evergy's open derivative positions and balance sheet classifications are summarized in the following tables. The fair values below are gross values before netting agreements and netting of cash collateral.

		March 31	December 31
Evergy		2024	2023
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$15.3	$23.2
	Other assets - long-term	42.2	35.7
Natural gas	Other assets - current	26.7	68.1
	Other assets - long-term	5.6	6.0
Total derivative assets		$89.8	$133.0
Commodity contracts
Power	Other liabilities - current	$9.0	$21.0
	Other liabilities - long-term	39.6	32.9
Natural gas	Other liabilities - current	27.5	68.1
	Other liabilities - long-term	6.4	6.8
Total derivative liabilities		$82.5	$128.8

		March 31	December 31
Evergy Kansas Central		2024	2023
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$10.5	$18.3
	Other assets - long-term	42.3	35.7
Natural gas	Other assets - current	26.7	68.1
	Other assets - long-term	5.6	6.0
Total derivative assets		$85.1	$128.1
Commodity contracts
Power	Other liabilities - current	$7.8	$14.3
	Other liabilities - long-term	39.6	32.9
Natural gas	Other liabilities - current	27.5	67.0
	Other liabilities - long-term	6.4	6.8
Total derivative liabilities		$81.3	$121.0

		March 31	December 31
Evergy Metro		2024	2023
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$2.6	$2.1
Total derivative assets		$2.6	$2.1
Commodity contracts
Power	Other liabilities - current	$1.0	$5.7
Total derivative liabilities		$1.0	$5.7
The following tables present the line items on the Evergy Companies' consolidated balance sheets where derivative assets and liabilities are reported. The gross amounts offset in the tables below show the effect of master netting arrangements and include collateral posted to offset the net position.

March 31, 2024	Evergy	Evergy Kansas Central	Evergy Metro
Derivative Assets	(millions)
Current
Gross amounts recognized	$42.0	$37.2	$2.6
Gross amounts offset	(31.0)	(29.8)	(1.0)
Net amounts presented in other assets - current	$11.0	$7.4	$1.6
Long-Term
Gross amounts recognized	$47.8	$47.9	$—
Gross amounts offset	(11.2)	(11.2)	—
Net amounts presented in other assets - long-term	$36.6	$36.7	$—
Derivative Liabilities
Current
Gross amounts recognized	$36.5	$35.3	$1.0
Gross amounts offset	(30.1)	(28.9)	(1.0)
Net amounts presented in other liabilities - current	$6.4	$6.4	$—
Long-Term
Gross amounts recognized	$46.0	$46.0	$—
Gross amounts offset	(7.7)	(7.7)	—
Net amounts presented in other liabilities - long-term	$38.3	$38.3	$—

December 31, 2023	Evergy	Evergy Kansas Central	Evergy Metro
Derivative Assets	(millions)
Current
Gross amounts recognized	$91.3	$86.4	$2.1
Gross amounts offset	(78.4)	(75.3)	(2.1)
Net amounts presented in other assets - current	$12.9	$11.1	$—
Long-Term
Gross amounts recognized	$41.7	$41.7	$—
Gross amounts offset	(11.9)	(11.9)	—
Net amounts presented in other assets - long-term	$29.8	$29.8	$—
Derivative Liabilities
Current
Gross amounts recognized	$89.1	$81.3	$5.7
Gross amounts offset	(77.5)	(74.4)	(2.1)
Net amounts presented in other liabilities - current	$11.6	$6.9	$3.6
Long-Term
Gross amounts recognized	$39.7	$39.7	$—
Gross amounts offset	(5.9)	(5.9)	—
Net amounts presented in other liabilities - long-term	$33.8	$33.8	$—
The following table summarizes the amounts of gain (loss) recognized in income for the change in fair value of derivatives not designated as hedging instruments for the Evergy Companies.

Three Months Ended March 31		2024	2023
Location of gain (loss)	Contract type
Evergy		(millions)
Operating revenues	Commodity	$(6.0)	$22.9
Total		$(6.0)	$22.9
Evergy Kansas Central
Operating revenues	Commodity	$(6.0)	$22.9
Total		$(6.0)	$22.9
Credit risk of the Evergy Companies' derivative instruments relates to the potential adverse financial impact resulting from non-performance by a counterparty of its contractual obligations. The Evergy Companies maintain credit policies and employ credit risk mitigation, such as collateral requirements or letters of credit, when necessary to minimize their overall credit risk and monitor exposure. Substantially all of the Evergy Companies' counterparty credit risk associated with derivative instruments relates to Evergy Kansas Central's non-regulated energy marketing activities. As of March 31, 2024, if counterparty groups completely failed to perform on contracts, Evergy's and Evergy Kansas Central's maximum exposure related to derivative assets was $36.4 million. As of March 31, 2024, the potential loss after the consideration of applicable master netting arrangements and collateral received for Evergy and Evergy Kansas Central was $29.4 million.
Certain of the Evergy Companies' derivative instruments contain collateral provisions that are tied to the Evergy Companies' credit ratings and may require the posting of collateral for various reasons, including if the Evergy Companies' credit ratings were to fall below investment grade. Substantially all of these derivative instruments relate to Evergy Kansas Central's non-regulated energy marketing activities. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of March 31, 2024, was $39.8 million for which Evergy and Evergy Kansas Central have posted $2.6 million collateral in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered as of March 31, 2024, Evergy and Evergy Kansas Central could be required to post an additional $37.1 million of collateral to their counterparties.
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

	March 31, 2024		December 31, 2023
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt(a)	(millions)
Evergy(b)	$12,469.9	$11,511.4	$11,853.3	$11,044.9
Evergy Kansas Central	4,581.0	4,100.7	4,580.4	4,176.6
Evergy Metro	3,217.6	2,987.7	2,924.4	2,738.8
(a) Includes current maturities.
(b) Book value as of March 31, 2024 and December 31, 2023, includes $85.7 million and $87.0 million, respectively, of fair value adjustments recorded in connection with purchase accounting for the Great Plains Energy and Evergy Kansas Central merger, which are not part of future principal payments and will amortize over the remaining life of the associated debt instrument.

Recurring Fair Value Measurements
The following tables include balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	March 31, 2024	Netting	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$140.8	$—	$131.0	$—	$—	$9.8
International equity funds	74.0	—	74.0	—	—	—
Core bond fund	56.2	—	56.2	—	—	—
High-yield bond fund	29.5	—	29.5	—	—	—
Emerging markets bond fund	18.2	—	18.2	—	—	—
Alternative investments fund	40.1	—	—	—	—	40.1
Real estate securities fund	16.6	—	—	—	—	16.6
Cash equivalents	0.5	—	0.5	—	—	—
Total nuclear decommissioning trust	375.9	—	309.4	—	—	66.5
Rabbi trust
Fixed income funds	14.7	—	14.7	—	—	—
Equity funds	7.2	—	7.2	—	—	—
Combination debt/equity/other fund	1.7	—	1.7	—	—	—
Cash equivalents	0.2	—	0.2	—	—	—
Total rabbi trust	23.8	—	23.8	—	—	—
Derivative instruments - commodity contracts(b)
Power	43.5	(9.3)	14.0	36.4	2.4	—
Natural gas	0.6	(31.7)	29.9	2.4	—	—
Total derivative assets	44.1	(41.0)	43.9	38.8	2.4	—
Total assets	443.8	(41.0)	377.1	38.8	2.4	66.5
Liabilities
Derivative instruments - commodity contracts(b)
Power	42.4	(5.0)	7.3	39.7	0.4	—
Natural gas	2.3	(31.6)	31.6	2.3	—	—
Total derivative liabilities	44.7	(36.6)	38.9	42.0	0.4	—
Total liabilities	$44.7	$(36.6)	$38.9	$42.0	$0.4	$—
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$330.2	$—	$330.2	$—	$—	$—
Debt securities
U.S. Treasury	47.3	—	47.3	—	—	—
State and local obligations	3.8	—	—	3.8	—	—
Corporate bonds	42.8	—	—	42.8	—	—
Foreign governments	0.1	—	—	0.1	—	—
Cash equivalents	5.8	—	5.8	—	—	—
Total nuclear decommissioning trust	430.0	—	383.3	46.7	—	—
Self-insured health plan trust(c)
Equity securities	2.1	—	2.1	—	—	—
Debt securities	10.9	—	2.9	8.0	—	—
Cash and cash equivalents	4.8	—	4.8	—	—	—
Total self-insured health plan trust	17.8	—	9.8	8.0	—	—
Derivative instruments - commodity contracts(b)
Power	1.6	(1.0)	—	—	2.6	—
Total derivative assets	1.6	(1.0)	—	—	2.6	—
Total assets	449.4	(1.0)	393.1	54.7	2.6	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(1.0)	—	—	1.0	—
Total derivative liabilities	—	(1.0)	—	—	1.0	—
Total liabilities	$—	$(1.0)	$—	$—	$1.0	$—

Description	March 31, 2024	Netting	Level 1	Level 2	Level 3	NAV
Other Evergy	(millions)
Assets
Rabbi trusts
Core bond fund	$8.5	$—	$8.5	$—	$—	$—
Total rabbi trusts	8.5	—	8.5	—	—	—
Derivative instruments - commodity contracts(b)
Power	1.9	(0.2)	—	—	2.1	—
Total derivative assets	1.9	(0.2)	—	—	2.1	—
Total assets	10.4	(0.2)	8.5	—	2.1	—
Liabilities
Derivative instruments
Power	—	(0.2)	—	—	0.2	—
Total derivative liabilities	—	(0.2)	—	—	0.2	—
Total liabilities	$—	$(0.2)	$—	$—	$0.2	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$805.9	$—	$692.7	$46.7	$—	$66.5
Rabbi trusts	32.3	—	32.3	—	—	—
Self-insured health plan trust(c)	17.8	—	9.8	8.0	—	—
Derivative instruments - commodity contracts(b)
Power	47.0	(10.5)	14.0	36.4	7.1	—
Natural gas	0.6	(31.7)	29.9	2.4	—	—
Total derivative assets	47.6	(42.2)	43.9	38.8	7.1	—
Total assets	903.6	(42.2)	778.7	93.5	7.1	66.5
Liabilities
Derivative instruments - commodity contracts(b)
Power	42.4	(6.2)	7.3	39.7	1.6	—
Natural gas	2.3	(31.6)	31.6	2.3	—	—
Total derivative liabilities	44.7	(37.8)	38.9	42.0	1.6	—
Total liabilities	$44.7	$(37.8)	$38.9	$42.0	$1.6	$—

Description	December 31, 2023	Netting	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$133.1	$—	$123.3	$—	$—	$9.8
International equity funds	72.6	—	72.6	—	—	—
Core bond fund	56.2	—	56.2	—	—	—
High-yield bond fund	29.1	—	29.1	—	—	—
Emerging markets bond fund	18.3	—	18.3	—	—	—
Alternative investments fund	37.9	—	—	—	—	37.9
Real estate securities fund	17.2	—	—	—	—	17.2
Cash equivalents	0.7	—	0.7	—	—	—
Total nuclear decommissioning trust	365.1	—	300.2	—	—	64.9
Rabbi trust
Fixed income funds	15.2	—	15.2	—	—	—
Equity funds	7.4	—	7.4	—	—	—
Combination debt/equity/other fund	1.7	—	1.7	—	—	—
Cash equivalents	0.2	—	0.2	—	—	—
Total rabbi trust	24.5	—	24.5	—	—	—
Derivative instruments - commodity contracts(b)
Power	40.2	(13.8)	16.3	32.2	5.5	—
Natural gas	0.7	(73.4)	72.7	1.4	—	—
Total derivative assets	40.9	(87.2)	89.0	33.6	5.5	—
Total assets	430.5	(87.2)	413.7	33.6	5.5	64.9
Liabilities
Derivative instruments - commodity contracts(b)
Power	40.3	(6.9)	9.4	34.6	3.2	—
Natural gas	0.4	(73.4)	72.6	1.2	—	—
Total derivative liabilities	40.7	(80.3)	82.0	35.8	3.2	—
Total liabilities	$40.7	$(80.3)	$82.0	$35.8	$3.2	$—
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$302.4	$—	$302.4	$—	$—	$—
Debt securities
U.S. Treasury	47.9	—	47.9	—	—	—
State and local obligations	3.8	—	—	3.8	—	—
Corporate bonds	43.9	—	—	43.9	—	—
Foreign governments	0.1	—	—	0.1	—	—
Cash equivalents	3.2	—	3.2	—	—	—
Total nuclear decommissioning trust	401.3	—	353.5	47.8	—	—
Self-insured health plan trust(c)
Equity securities	2.0	—	2.0	—	—	—
Debt securities	9.4	—	2.5	6.9	—	—
Cash and cash equivalents	4.3	—	4.3	—	—	—
Total self-insured health plan trust	15.7	—	8.8	6.9	—	—
Derivative instruments - commodity contracts(b)
Power	—	(2.1)	—	—	2.1	—
Total derivative assets	—	(2.1)	—	—	2.1	—
Total assets	417.0	(2.1)	362.3	54.7	2.1	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	3.6	(2.1)	—	—	5.7	—
Total derivative liabilities	3.6	(2.1)	—	—	5.7	—
Total liabilities	$3.6	$(2.1)	$—	$—	$5.7	$—

Description	December 31, 2023	Netting	Level 1	Level 2	Level 3	NAV
Other Evergy	(millions)
Assets
Rabbi trusts
Core bond fund	$8.8	$—	$8.8	$—	$—	$—
Total rabbi trusts	8.8	—	8.8	—	—	—
Derivative instruments - commodity contracts(b)
Power	1.8	(1.0)	—	—	2.8	—
Total derivative assets	1.8	(1.0)	—	—	2.8	—
Total assets	10.6	(1.0)	8.8	—	2.8	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(1.0)	—	—	1.0	—
Natural gas	1.1	—	—	1.1	—	—
Total derivative liabilities	1.1	(1.0)	—	1.1	1.0	—
Total liabilities	$1.1	$(1.0)	$—	$1.1	$1.0	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$766.4	$—	$653.7	$47.8	$—	$64.9
Rabbi trusts	33.3	—	33.3	—	—	—
Self-insured health plan trust(c)	15.7	—	8.8	6.9	—	—
Derivative instruments - commodity contracts(b)
Power	42.0	(16.9)	16.3	32.2	10.4	—
Natural gas	0.7	(73.4)	72.7	1.4	—	—
Total derivative assets	42.7	(90.3)	89.0	33.6	10.4	—
Total assets	858.1	(90.3)	784.8	88.3	10.4	64.9
Liabilities
Derivative instruments - commodity contracts(b)
Power	43.9	(10.0)	9.4	34.6	9.9	—
Natural gas	1.5	(73.4)	72.6	2.3	—	—
Total derivative liabilities	45.4	(83.4)	82.0	36.9	9.9	—
Total liabilities	$45.4	$(83.4)	$82.0	$36.9	$9.9	$—
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

	March 31, 2024		December 31, 2023		March 31, 2024
	Fair	Unfunded	Fair	Unfunded	Redemption	Length of
	Value	Commitments	Value	Commitments	Frequency	Settlement
Evergy Kansas Central	(millions)
Nuclear decommissioning trust:
Domestic equity funds	$9.8	$1.4	$9.8	$1.4	(a)	(a)
Alternative investments fund(b)	40.1	—	37.9	—	Quarterly	65 days
Real estate securities fund(b)	16.6	—	17.2	—	Quarterly	65 days
Total Evergy investments at NAV	$66.5	$1.4	$64.9	$1.4
(a)This investment is in five long-term private equity funds that do not permit early withdrawal. Investments in these funds cannot be distributed until the underlying investments have been liquidated, which may take years from the date of initial liquidation. All funds have begun to make distributions.
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
The following table summarizes the net unrealized gains (losses) for the Evergy Companies' nuclear decommissioning trusts and rabbi trusts.

Three Months Ended March 31	2024	2023
Evergy	(millions)
Nuclear decommissioning trust - equity securities	$30.3	$29.5
Nuclear decommissioning trust - debt securities	(1.3)	2.1
Rabbi trusts - equity securities	0.4	1.6
Total	$29.4	$33.2
Evergy Kansas Central
Nuclear decommissioning trust - equity securities	$8.5	$14.1
Rabbi trust - equity securities	0.5	1.3
Total	$9.0	$15.4
Evergy Metro
Nuclear decommissioning trust - equity securities	$21.8	$15.4
Nuclear decommissioning trust - debt securities	(1.3)	2.1
Total	$20.5	$17.5
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
Mercury and Air Toxics Standards (MATS)
In April 2024, the EPA finalized a rule to tighten certain aspects of the MATS rule. The EPA is lowering the emission limit for particulate matter (PM), requiring the use of PM continuous emissions monitors (CEMS) and lowering the mercury emission limit for lignite coal-fired electric generating units (EGUs). The Evergy Companies are in the process of reviewing the details of the final rule, however, the cost to comply does not appear to be material.
Ozone Interstate Transport State Implementation Plans (ITSIP)
In 2015, the EPA lowered the Ozone National Ambient Air Quality Standards (NAAQS) from 75 ppb to 70 ppb. Impacted states were required to submit ITSIPs in 2018 to comply with the "Good Neighbor Provision" of the Clean Air Act (CAA). The EPA did not act on these ITSIP submissions by the deadline established in the CAA and entered consent decrees establishing deadlines to take final action on various ITSIPs. In February 2022, the EPA published a proposed rule to disapprove the ITSIPs submitted by nineteen states including Missouri and Oklahoma. In April 2022, the EPA published a final approval of the Kansas ITSIP in the Federal Register. The Missouri Department of Natural Resources (MDNR) submitted a supplemental ITSIP to the EPA in November 2022. In February 2023, the EPA published a final rule disapproving the ITSIPs submitted by 19 states, including the final disapproval of the Missouri and Oklahoma ITSIPs. In April 2023, the Attorneys General of Missouri and Oklahoma filed Petitions for Review in the U.S. Courts of Appeals for the Eighth and Tenth Circuits, respectively, challenging the EPA's disapproval. In May 2023, the Eighth Circuit granted a stay of the EPA's disapproval of the Missouri ITSIP. Similarly, in July 2023, the Tenth Circuit granted a stay of the EPA's disapproval of the Oklahoma ITSIP. Due to uncertainty regarding the stays of the EPA's disapprovals of the Missouri and Oklahoma ITSIPs, the Evergy Companies are unable to accurately assess the impact on their operations or consolidated financial results, but the cost to comply could be material. In January 2024, the EPA proposed to disapprove the ITSIP for Kansas and four other states. The Kansas ITSIP was previously approved in April 2022. The Evergy Companies are in the process of reviewing this proposed disapproval of the Kansas ITSIP; however, the impact on the Evergy Companies' operations could be material.
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
Particulate Matter National Ambient Air Quality Standards
In March 2024, the EPA published in the Federal Register the final rule which strengthens the primary annual PM2.5 (particulate matter less than 2.5 microns in diameter) NAAQS. The EPA is lowering the primary annual PM2.5 NAAQS from 12.0 µg/m3 (micrograms per cubic meter) to 9.0 µg/m3. The final rule took effect in May 2024. The Evergy Companies are in the process of reviewing this final rule, however, due to uncertainty regarding the long-term implementation of this final rule, the Evergy Companies are unable to accurately assess the impacts on their operations or consolidated financial results, but the cost to comply with lower PM2.5 NAAQS could be material.
Regional Haze Rule
In 1999, the EPA finalized the Regional Haze Rule which aims to restore national parks and wilderness areas to pristine conditions. The rule requires states in coordination with the EPA, the National Park Service, the U.S. Fish and Wildlife Service, the U.S. Forest Service, and other interested parties to develop and implement air quality protection plans to reduce the pollution that causes visibility impairment. There are 156 "Class I" areas across the U.S. that must be restored to pristine conditions by the year 2064. There are no Class I areas in Kansas, whereas Missouri has two: the Hercules-Glades Wilderness Area and the Mingo Wilderness Area. States must submit revisions to their Regional Haze Rule SIPs every ten years and the first round was due in 2007. For the second ten-year implementation period, the EPA issued a final rule revision in 2017 that allowed states to submit their SIP revisions by July 2021. The Missouri SIP revision does not require any additional reductions from the Evergy Companies' generating units in the state. MDNR submitted the Missouri SIP revision to the EPA in August 2022, however, they failed to do so by the EPA's revised submittal deadline in August 2022. As a result, in August 2022, the EPA published "finding of failure" with respect to Missouri and fourteen other states for failing to submit their Regional Haze SIP revisions by the applicable deadline. This finding of failure established a two-year deadline for the EPA to issue a Regional Haze federal implementation plan (FIP) for each state unless the state submits and the EPA approves a revised SIP that meets all applicable requirements before the EPA issues the FIP. The Kansas SIP revision requested no additional emission reductions by electric utilities based on the significant reductions that were achieved during the first implementation period. The Kansas Department of Health and Environment (KDHE) submitted the Kansas SIP revision in July 2021. In January 2024, the EPA issued a proposal to disapprove the Kansas SIP revision for failing to conduct a four-factor analysis for at least two emission sources in Kansas. If a Kansas generating unit of the Evergy Companies is selected for analysis, the possibility exists that the state or the EPA, through a revised SIP or a FIP, could determine that additional operational or physical modifications are required on the generating unit to further reduce emissions. The overall cost of those modifications could be material to the Evergy Companies.
Greenhouse Gases
Burning coal and other fossil fuels releases carbon dioxide (CO2) and other gases referred to as greenhouse gases (GHG). Various regulations under the CAA limit CO2 and other GHG emissions, and in addition, other measures are being imposed or offered by individual states, municipalities and regional agreements with the goal of reducing GHG emissions. In April 2024, the EPA finalized the GHG regulations and GHG guidelines that apply to new and existing fossil fuel fired EGUs. The final GHG regulation establishes CO2 limitations on emissions from new and reconstructed stationary combustion turbines. The GHG guidelines set CO2 emission limitations for existing coal, oil and gas-fired steam generating units. For new and reconstructed stationary combustion turbines, the emission limitations were developed by applying the Best System of Emission Reduction (BSER) to three distinct subcategories (low load, intermediate load and base load) taking into consideration the annual capacity factor of the stationary combustion turbine. For intermediate and base load stationary combustion turbines, BSER is assumed to be the utilization of highly efficient combustion turbine technology. Base load stationary combustion turbines are also required to consider the emissions reduction associated with the application of carbon capture and sequestration (CCS) beginning in 2032. For existing coal-fired EGUs, the emission limitations were established by applying the BSER to two subcategories (medium and long-term). For medium-term existing coal-fired units, which are units retiring between 2032 and 2038, the BSER established emission limitation is based on co-firing natural gas beginning in 2030. For units operating in 2039 and after, BSER is the application of CCS starting in 2032.
The Evergy Companies are in the process of reviewing the final GHG regulation and guidelines however, due to uncertainty regarding the implementation of these final rules, the Evergy Companies are unable to accurately assess the impacts on their operations or consolidated financial results, but the cost to comply could be material.
Water
The Evergy Companies discharge some of the water used in generation and other operations containing substances deemed to be pollutants. In April 2024, the EPA finalized an update to the ELG to address the vacated limitations and prior reviews of the existing rule by the current administration. Flue Gas Desulfurization (FGD) wastewater, bottom ash transport wastewater (BATW), coal residual leachate (CRL), and legacy wastewater are addressed in the rulemaking. FGD, BATW and CRL at operating facilities are required to achieve zero liquid discharge as soon as feasible and no later than December 2029. The Evergy Companies have reviewed the modifications to limitations on FGD wastewater and bottom ash transport water and the Evergy Companies do not believe the impact to be material. The Evergy Companies are reviewing the limitations on CRL, its impact on their operations and financial results and believe the cost to comply could be material.
Regulation of Coal Combustion Residuals (CCRs)
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
In April 2024, the EPA finalized an expansion to the CCR regulation focused on legacy surface impoundments and historic placements of CCR. This regulation expands applicability of the 2015 CCR regulation to two newly defined types of CCR disposal units. The Evergy Companies are reviewing the final regulation and anticipate having additional CCR units requiring evaluation and potential remediation. The cost to comply with this regulation by the EPA could be material.
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
The operating expenses and capital costs billed for jointly-owned plants and shared services are detailed in the following table.

Three Months Ended March 31	2024	2023
	(millions)
Evergy Kansas Central billings to Evergy Missouri West	$7.1	$6.2
Evergy Metro billings to Evergy Missouri West	28.2	26.8
Evergy Kansas Central billings to Evergy Metro	11.3	10.9
Evergy Metro billings to Evergy Kansas Central	32.4	28.9
Related Party Net Receivables and Payables
The following table summarizes Evergy Kansas Central's and Evergy Metro's related party net receivables and payables.

	March 31	December 31
	2024	2023
Evergy Kansas Central	(millions)
Net payable to Evergy	$(331.2)	$(274.5)
Net payable to Evergy Metro	(28.3)	(19.6)
Net receivable from Evergy Missouri West	8.9	11.3

Evergy Metro
Net receivable from Evergy	$20.6	$15.9
Net receivable from Evergy Kansas Central	28.3	19.6
Net receivable from Evergy Missouri West	80.6	91.9
Money Pool
Evergy Kansas Central, Evergy Metro and Evergy Missouri West are authorized to participate in the Evergy, Inc. money pool, which is an internal financing arrangement in which funds may be lent on a short-term basis between Evergy Kansas Central, Evergy Metro, Evergy Missouri West and Evergy, Inc. Evergy, Inc. can lend but not borrow under the money pool.
As of March 31, 2024 and December 31, 2023, Evergy Metro had no outstanding receivables or payables under the money pool. As of March 31, 2024, Evergy Kansas Central had a $319.2 million outstanding payable to Evergy, Inc. under the money pool. As of December 31, 2023, Evergy Kansas Central had a $261.4 million outstanding payable to Evergy, Inc. under the money pool.

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

	March 31	December 31
	2024	2023
Evergy Kansas Central	(millions)
Income taxes receivable from Evergy	$3.9	$11.5

Evergy Metro
Income taxes payable to Evergy	$(12.1)	$(6.8)
12. VARIABLE INTEREST ENTITIES
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
Evergy Missouri West Storm Funding
In 2022, Evergy Missouri West created Evergy Missouri West Storm Funding solely for the purpose of recovering extraordinary fuel and purchased power costs incurred as part of the February 2021 winter weather event. In February 2024, Evergy Missouri West Storm Funding issued, at a discount, $331.1 million of 5.10% Securitized Bonds with a final payment scheduled for 2038, maturing in 2040. The obligations of Evergy Missouri West Storm Funding's Securitization Bonds are repaid through charges imposed on customers in Evergy Missouri West's service territory and collected by Evergy Missouri West on behalf of Evergy Missouri West Storm Funding. Creditors of Evergy Missouri West have no recourse to any assets or revenues of Evergy Missouri West Storm Funding, and the bondholders have no recourse to the general credit of Evergy Missouri West. See Note 4 for additional information regarding the February 2021 winter weather event securitization.
Evergy Missouri West Storm Funding is considered a VIE primarily because, as described above, Evergy Missouri West has the power to direct the activities of Evergy Missouri West Storm Funding that most significantly impact economic performance and Evergy Missouri West has the obligation to absorb losses or the right to receive benefits from Evergy Missouri West Storm Funding that could potentially be significant. Therefore, Evergy Missouri West is considered the primary beneficiary and consolidates Evergy Missouri West Storm Funding.

The following table summarizes the impact of Evergy Missouri West Storm Funding on Evergy's consolidated balance sheet as of March 31, 2024. There was no impact on Evergy's consolidated balance sheet as of December 31, 2023.

March 31
2024
Evergy	(millions)
Current assets
Regulatory assets	$15.2
Other assets
Regulatory assets	306.5
Other	1.7
Current liabilities
Current maturities of long-term debt	11.5
Accrued interest	1.7
Long-term liabilities
Long-term debt, net	311.5
13. TAXES
Components of income tax expense are detailed in the following tables.

Evergy
Three Months Ended March 31	2024	2023
Current income taxes	(millions)
Federal	$10.2	$5.0
State	8.1	4.7
Total	18.3	9.7
Deferred income taxes
Federal	(2.5)	7.7
State	(6.7)	(3.3)
Total	(9.2)	4.4
Investment tax credit amortization	(1.8)	(1.7)
Income tax expense	$7.3	$12.4

Evergy Kansas Central
Three Months Ended March 31	2024	2023
Current income taxes	(millions)
Federal	$4.3	$18.1
State	3.1	2.0
Total	7.4	20.1
Deferred income taxes
Federal	(2.5)	(10.0)
State	(1.8)	(0.7)
Total	(4.3)	(10.7)
Investment tax credit amortization	(1.0)	(1.0)
Income tax expense	$2.1	$8.4

Evergy Metro
Three Months Ended March 31	2024	2023
Current income taxes	(millions)
Federal	$2.0	$(5.1)
State	3.3	1.6
Total	5.3	(3.5)
Deferred income taxes
Federal	4.8	12.4
State	(2.9)	(1.2)
Total	1.9	11.2
Investment tax credit amortization	(0.8)	(0.8)
Income tax expense	$6.4	$6.9
Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Evergy
Three Months Ended March 31	2024	2023
Federal statutory income tax	21.0%	21.0%
COLI policies	(1.2)	(1.4)
State income taxes	0.6	0.6
Flow through depreciation for plant-related differences	(8.3)	(7.7)
Federal tax credits	(6.6)	(3.5)
Non-controlling interest	(0.3)	(0.3)
AFUDC equity	(0.3)	(0.6)
Amortization of federal investment tax credits	(0.6)	(0.6)
Stock compensation	0.4	0.1
Officer compensation limitation	0.8	0.2
Other	0.1	0.1
Effective income tax rate	5.6%	7.9%

Evergy Kansas Central
Three Months Ended March 31	2024	2023
Federal statutory income tax	21.0%	21.0%
COLI policies	(2.0)	(2.4)
State income taxes	0.6	0.7
Flow through depreciation for plant-related differences	(5.4)	(4.0)
Federal tax credits	(10.9)	(6.3)
Non-controlling interest	(0.5)	(0.5)
AFUDC equity	(0.5)	(0.5)
Amortization of federal investment tax credits	(0.4)	(0.4)
Stock compensation	(0.1)	(0.2)
Other	0.1	—
Effective income tax rate	1.9%	7.4%

Evergy Metro
Three Months Ended March 31	2024	2023
Federal statutory income tax	21.0%	21.0%
COLI policies	(0.1)	(0.1)
State income taxes	0.9	0.6
Flow through depreciation for plant-related differences	(7.7)	(8.1)
Federal tax credits	(0.6)	(0.2)
AFUDC equity	—	(0.9)
Amortization of federal investment tax credits	(0.9)	(0.9)
Stock compensation	1.9	1.0
Officer compensation limitation	1.9	0.6
Other	—	(0.1)
Effective income tax rate	16.4%	12.9%
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following combined Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the consolidated financial statements and accompanying notes in this combined Quarterly Report on Form 10-Q and the Evergy Companies' combined 2023 Form 10-K. None of the registrants make any representation as to information related solely to Evergy, Evergy Kansas Central or Evergy Metro other than itself.
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
Evergy Kansas Central, Evergy Kansas South, Evergy Metro and Evergy Missouri West conduct business in their respective service territories using the name Evergy. Collectively, the Evergy Companies have approximately 15,800 MWs of owned generating capacity and renewable power purchase agreements and engage in the generation, transmission, distribution and sale of electricity to approximately 1.7 million customers in the states of

Kansas and Missouri. The Evergy Companies assess financial performance and allocate resources on a consolidated basis (i.e., operate in one segment).
Evergy Missouri West 2024 Rate Case Proceeding
In February 2024, Evergy Missouri West filed an application with the MPSC to request an increase to its retail revenues of approximately $104 million. Evergy Missouri West's request reflected a return on equity of 10.5% (with a capital structure composed of 52% equity) and increases related to the recovery of infrastructure investments made to improve reliability and enhance customer service and the inclusion of certain costs related to Dogwood and Crossroads, two natural gas plants. An evidentiary hearing in the case is scheduled to occur beginning in late September 2024 and new rates are expected to be effective in January 2025.
Evergy Missouri West Securitized Bonds
In February 2024, Evergy Missouri West Storm Funding issued, at a discount, $331.1 million of 5.10% Securitized Bonds in order to recover the extraordinary fuel and purchased power costs incurred as part of the February 2021 winter weather event. See Notes 4 and 7 to the consolidated financial statements for additional information regarding the securitized bonds.
Natural Gas Plant Investment
In April 2024, Evergy Missouri West purchased a joint ownership interest representing approximately 145 MW in Dogwood, an operational natural gas combined cycle facility located in Missouri, for approximately $60 million. The purchase was subject to terms and conditions listed in a stipulation and agreement approved by the MPSC allowing Evergy Missouri West to recover in rates a return of and return on the original cost, net of accumulated deprecation, of Dogwood. Evergy Missouri West shall also be allowed to recover in rates over two years a return of, but not a return on, the amount of the purchase price paid in excess of the original cost, net of accumulated depreciation, of Dogwood. In addition, net revenues generated from Evergy Missouri West's ownership of Dogwood from the date of closing to the date new rates become effective in Evergy Missouri West's current rate case shall not impact rates and shall be retained by Evergy Missouri West and reduce the amount of the purchase price paid in excess of the original cost, net of accumulated depreciation, of Dogwood to be recovered from customers.
Kansas Legislation
In April 2024, Kansas H.B. 2527 was signed into law by the Governor of Kansas. Most notably, H.B. 2527 includes a plant-in service accounting (PISA) provision that can be elected by Kansas electric public utilities to defer and recover as regulatory assets 90% of depreciation expense and associated return on investment linked to qualifying electric plants in service. Qualifying electric plant includes all rate base additions by an electric public utility, but not including transmission facilities or new electric generating units. The deferred depreciation and return on the associated regulatory asset are required to be included in determining the utility's rate base during subsequent general rate proceedings. The return on the deferred regulatory asset balances will be calculated using the weighted average cost of capital. Utilities that elect the PISA provision can make qualifying deferrals of depreciation and return from July 2024 through December 2030. Evergy Kansas Central and Evergy Metro expect to elect the PISA provision in their Kansas jurisdictions.
Additionally, the bill establishes new mechanisms for the recovery of costs associated with new gas-fired generating units. If the KCC decides investment in a new gas-fired generating unit is reasonable, the utility would be able to recover the return on 100% of the associated construction costs at its weighted average cost of capital. The cost recovery from customers could begin a year after construction begins. Rates could be adjusted every six months until new base rates reflecting the plant's costs are established.
In April 2024, Kansas S.B. 410 was signed into law by the Governor of Kansas. Most notably, S.B. 410 includes an exemption from all property and ad valorem taxes on certain electric generation facilities for which construction or installation begins on or after January 1, 2025.
Regulatory Proceedings
See Note 4 to the consolidated financial statements for information regarding other regulatory proceedings.

Wolf Creek Refueling Outage
Wolf Creek's most recent refueling outage began in March 2024 and the unit is expected to return to service in May 2024.
Earnings Overview
The following table summarizes Evergy's net income and diluted earnings per common share (EPS).

Three Months Ended March 31	2024	Change	2023
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$122.7	$(19.9)	$142.6
Earnings per common share, diluted	0.53	(0.09)	0.62
Net income attributable to Evergy, Inc. decreased for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to higher depreciation and taxes other than income tax expense in the first quarter of 2024, 2023 mark-to-market gains related to forward contracts for natural gas and electricity and higher transmission and distribution expense; partially offset by new Evergy Kansas Central retail rates effective in December 2023, lower pension non-service costs and lower income tax expense.
Diluted EPS decreased for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to the decrease in net income attributable to Evergy, Inc. discussed above.
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
Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) for the three months ended March 31, 2024 were $124.7 million or $0.54 per share. For the three months ended March 31, 2023, Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) were $136.1 million or $0.59 per share.
In addition to net income attributable to Evergy, Inc. and diluted EPS, Evergy's management uses adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) to evaluate earnings and EPS without:
i.the mark-to-market impacts of economic hedges related to Evergy Kansas Central's 8% ownership share of JEC; and
ii.the costs resulting from non-regulated energy marketing margins from the February 2021 winter weather event.
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

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
Three Months Ended March 31	2024		2023
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$122.7	$0.53	$142.6	$0.62
Non-GAAP reconciling items:
Mark-to-market impact of JEC economic hedges, pre-tax(a)	2.6	0.01	(8.4)	(0.04)
Non-regulated energy marketing costs related to February 2021 winter weather event, pre-tax(b)	—	—	0.1	—
Income tax (benefit) expense(c)	(0.6)	—	1.8	0.01
Adjusted earnings (non-GAAP)	$124.7	$0.54	$136.1	$0.59
(a)Reflects mark-to-market gains or losses related to forward contracts for natural gas and electricity entered into as economic hedges against fuel price volatility related to Evergy Kansas Central's 8% ownership share of JEC that are included in operating revenues on the consolidated statements of comprehensive income.
(b)Reflects non-regulated energy marketing incentive compensation costs related to the February 2021 winter weather event that are included in operating and maintenance expense on the consolidated statements of comprehensive income.
(c)Reflects an income tax effect calculated at a statutory rate of approximately 22%.

ENVIRONMENTAL MATTERS
See Note 10 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 11 to the consolidated financial statements for information regarding related party transactions.
EVERGY RESULTS OF OPERATIONS
The following table summarizes Evergy's comparative results of operations.

Three Months Ended March 31	2024	Change	2023
	(millions)
Operating revenues	$1,331.0	$34.2	$1,296.8
Fuel and purchased power	376.4	22.2	354.2
SPP network transmission costs	72.7	(8.5)	81.2
Operating and maintenance	231.5	15.2	216.3
Depreciation and amortization	276.1	12.7	263.4
Taxes other than income tax	114.1	11.7	102.4
Income from operations	260.2	(19.1)	279.3
Other income, net	4.3	4.3	—
Interest expense	133.2	10.1	123.1
Income tax expense	7.3	(5.1)	12.4
Equity in earnings of equity method investees, net of income taxes	1.8	(0.1)	1.9
Net income	125.8	(19.9)	145.7
Less: Net income attributable to noncontrolling interests	3.1	—	3.1
Net income attributable to Evergy, Inc.	$122.7	$(19.9)	$142.6

Gross Margin (GAAP) and Utility Gross Margin (non-GAAP)
The following table summarizes Evergy's gross margin (GAAP) and MWhs sold and reconciles Evergy's gross margin (GAAP) to Evergy's utility gross margin (non-GAAP). See "Executive Summary - Non-GAAP Measures", above for additional information regarding gross margin (GAAP) and utility gross margin (non-GAAP).

	Revenues and Expenses			MWhs Sold
Three Months Ended March 31	2024	Change	2023	2024	Change	2023
Retail revenues	(millions)			(thousands)
Residential	$479.0	$20.4	$458.6	3,742	1	3,741
Commercial	432.7	2.7	430.0	4,290	(21)	4,311
Industrial	160.4	1.3	159.1	2,047	(17)	2,064
Other retail revenues	11.9	0.6	11.3	27	(4)	31
Total electric retail	1,084.0	25.0	1,059.0	10,106	(41)	10,147
Wholesale revenues	71.0	0.6	70.4	3,294	(254)	3,548
Transmission revenues	115.4	9.6	105.8	N/A	N/A	N/A
Other revenues	60.6	(1.0)	61.6	N/A	N/A	N/A
Operating revenues	1,331.0	34.2	1,296.8	13,400	(295)	13,695
Fuel and purchased power	(376.4)	(22.2)	(354.2)
SPP network transmission costs	(72.7)	8.5	(81.2)
Operating and maintenance(a)	(135.9)	(17.7)	(118.2)
Depreciation and amortization	(276.1)	(12.7)	(263.4)
Taxes other than income tax	(114.1)	(11.7)	(102.4)
Gross margin (GAAP)	355.8	(21.6)	377.4
Operating and maintenance(a)	135.9	17.7	118.2
Depreciation and amortization	276.1	12.7	263.4
Taxes other than income tax	114.1	11.7	102.4
Utility gross margin (non-GAAP)	$881.9	$20.5	$861.4
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $95.6 million and $98.1 million for the three months ended March 31, 2024 and 2023, respectively.

Evergy's gross margin (GAAP) decreased $21.6 million for the three months ended March 31, 2024, compared to the same period in 2023 and Evergy's utility gross margin (non-GAAP) increased $20.5 million for the three months ended March 31, 2024, compared to the same period in 2023, both measures were driven by:
•an $11.0 million decrease due to 2023 mark-to-market gains related to forward contracts for natural gas and electricity entered into as economic hedges against fuel price volatility related to Evergy Kansas Central's 8% ownership share of JEC; partially offset by
•a $31.5 million net increase primarily from new retail rates in Kansas effective in December 2023 consisting of $39.9 million primarily from higher Evergy Kansas Central retail rates, partially offset by $6.7 million primarily from lower Evergy Metro retail rates.
Additionally, the decrease in Evergy's gross margin (GAAP) was also driven by:
•a $17.7 million increase in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by a $10.4 million increase in transmission and distribution operating and maintenance expenses and a $4.3 million increase in plant operating and maintenance expense at Wolf Creek as further described below;
•a $12.7 million increase in depreciation and amortization as further described below; and
•an $11.7 million increase in taxes other than income tax as further described below.

Operating and Maintenance
Evergy's operating and maintenance expense increased $15.2 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily driven by:
•a $10.4 million increase in transmission and distribution operating and maintenance expenses primarily at Evergy Kansas Central driven by higher labor expense primarily due to a decrease in labor capitalization and higher employee headcount; and
•a $4.3 million increase in plant operating and maintenance expense at Wolf Creek at Evergy Kansas Central and Evergy Metro primarily due to higher material costs.
Depreciation and Amortization
Evergy's depreciation and amortization expense increased $12.7 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily driven by:
•a $7.4 million increase primarily due to a change in depreciation rates as a result of Evergy Kansas Central's and Evergy Metro's 2023 rate cases effective in December 2023; and
•a $5.3 million increase primarily due to capital additions.
Taxes Other than Income Tax
Evergy's taxes other than income tax increased $11.7 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily driven by
•a $7.5 million increase at Evergy Kansas Central primarily due to the rebasing of property taxes as a result of Evergy Kansas Central's 2023 rate case effective in December 2023; and
•a $3.8 million increase at Evergy Metro primarily due to an increase in property taxes primarily driven by higher assessed property valuations.
Other Income, Net
Evergy's other income, net increased $4.3 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily driven by:
•a $10.2 million decrease in pension non-service costs primarily due to the resetting of pension expense in retail rates as a result of Evergy Kansas Central's and Evergy Metro's 2023 rate cases effective in December 2023; partially offset by
•a $3.8 million decrease in investment earnings primarily driven by a $2.0 million decrease in interest and dividend income primarily due to an decrease in carrying charges related to Evergy Missouri West's costs associated with the February 2021 winter weather event to be recovered through securitized bonds issued in February 2024; and
•a $3.5 million decrease due to recording lower Evergy Kansas Central corporate-owned life insurance (COLI) benefits in 2024.
Interest Expense
Evergy's interest expense increased $10.1 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily driven by:
•a $15.8 million increase due to the issuance of Evergy, Inc.'s $1.4 billion of 4.50% Convertible Notes in December 2023; and
•a $4.6 million increase due to the issuance of Evergy Kansas Central's $400.0 million of 5.70% First Mortgage Bonds (FMBs) in March 2023; partially offset by
•a $9.7 million decrease in interest expense on short-term borrowings primarily due to lower short-term debt balances in 2024.

Income Tax Expense
Evergy's income tax expense decreased $5.1 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily driven by lower Evergy Metro pre-tax income in the first quarter of 2024.
LIQUIDITY AND CAPITAL RESOURCES
Evergy relies primarily upon cash from operations, short-term borrowings, long-term debt and equity issuances and its existing cash and cash equivalents to fund its capital requirements. Evergy's capital requirements primarily consist of capital expenditures, payment of contractual obligations and other commitments, and the payment of dividends to shareholders. See the Evergy Companies' combined 2023 Form 10-K for more information on Evergy's sources and uses of cash.
Short-Term Borrowings
As of March 31, 2024, Evergy had $1,406.8 million of available borrowing capacity under its master credit facility. The available borrowing capacity under the master credit facility consisted of $199.3 million for Evergy, Inc., $487.5 million for Evergy Kansas Central, $337.0 million for Evergy Metro and $383.0 million for Evergy Missouri West. The Evergy Companies' borrowing capacity under the master credit facility also supports their issuance of commercial paper. See Note 6 to the consolidated financial statements for more information regarding the master credit facility.
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
Credit Ratings
In May 2024, Moody's Investor Service changed Evergy Missouri West's outlook from Stable to Negative, and affirmed credit ratings as detailed in the following table.

Moody's
Investors Service(a)
Evergy Missouri West
Corporate Credit Rating	Baa2
Senior Secured Debt	A3
Commercial Paper	P-2
(a)A securities rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency.
Pensions
For the three months ended March 31, 2024, Evergy made no cash pension contributions. Evergy expects to make cash pension contributions of $38.6 million in 2024. For the three months ended March 31, 2024, Evergy made post-retirement benefit contributions of $0.4 million. Evergy expects to make additional post-retirement benefit contributions of $0.4 million in 2024. See Note 5 to the consolidated financial statements for additional information on Evergy's pension and post-retirement plans.
Debt Covenants
As of March 31, 2024, Evergy was in compliance with all debt covenants under the master credit facility and certain debt instruments that contain restrictions that require the maintenance of certain capitalization and leverage ratios. See Note 6 to the consolidated financial statements for more information.

Cash Flows
The following table presents Evergy's cash flows from operating, investing and financing activities.

Three Months Ended March 31	2024	2023
	(millions)
Cash Flows from Operating Activities	$317.3	$362.9
Cash Flows used in Investing Activities	(583.2)	(496.9)
Cash Flows from Financing Activities	303.6	137.2
Cash Flows from Operating Activities
Evergy's cash flows from operating activities decreased $45.6 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily driven by a decrease in cash receipts for retail electric sales in 2024 primarily due to the collection of lower December receivables in January 2024 compared to the same period in 2023.
Cash Flows used in Investing Activities
Evergy's cash flows used in investing activities increased $86.3 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily driven by:
•a $90.9 million increase in additions to property, plant and equipment due to increases at Evergy Kansas Central and Evergy Missouri West of $53.6 million and $39.2 million, respectively, primarily due to increased spending for a variety of capital projects including transmission and distribution projects related to grid resiliency and other infrastructure improvements.
Cash Flows from Financing Activities
Evergy's cash flows from financing activities increased $166.4 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily driven by:
•a $300.0 million increase due to lower retirements of long-term debt, net due to Evergy Metro's repayment of $300.0 million of 3.15% Senior Notes in March 2023; partially offset by
•a $74.5 million decrease in short-term debt borrowings due to lower commercial paper borrowings for the first quarter of 2024; and
•a $67.6 million decrease in proceeds from long-term debt, net due to Evergy Kansas Central's issuance of $400.0 million of 5.70% FMBs in March 2023; partially offset by Evergy Missouri West's issuance of $331.1 million of 5.10% Securitized Bonds in February 2024.

EVERGY KANSAS CENTRAL, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Kansas Central is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Kansas Central's comparative results of operations.

Three Months Ended March 31	2024	Change	2023
	(millions)
Operating revenues	$693.2	$14.6	$678.6
Fuel and purchased power	138.6	(5.8)	144.4
SPP network transmission costs	72.7	(8.5)	81.2
Operating and maintenance	116.3	8.7	107.6
Depreciation and amortization	139.1	15.0	124.1
Taxes other than income tax	63.2	7.5	55.7
Income from operations	163.3	(2.3)	165.6
Other income, net	5.4	4.8	0.6
Interest expense	55.8	3.4	52.4
Income tax expense	2.1	(6.3)	8.4
Equity in earnings of equity method investees, net of income taxes	0.8	(0.2)	1.0
Net income	111.6	5.2	106.4
Less: Net income attributable to noncontrolling interests	3.1	—	3.1
Net income attributable to Evergy Kansas Central, Inc.	$108.5	$5.2	$103.3

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

	Revenues and Expenses			MWhs Sold
Three Months Ended March 31	2024	Change	2023	2024	Change	2023
Retail revenues	(millions)			(thousands)
Residential	$214.3	$22.2	$192.1	1,501	49	1,452
Commercial	183.6	5.5	178.1	1,658	(14)	1,672
Industrial	106.0	(2.5)	108.5	1,274	(45)	1,319
Other retail revenues	6.1	1.8	4.3	10	—	10
Total electric retail	510.0	27.0	483.0	4,443	(10)	4,453
Wholesale revenues	68.1	0.5	67.6	2,546	(98)	2,644
Transmission revenues	108.9	8.3	100.6	N/A	N/A	N/A
Other revenues	6.2	(21.2)	27.4	N/A	N/A	N/A
Operating revenues	693.2	14.6	678.6	6,989	(108)	7,097
Fuel and purchased power	(138.6)	5.8	(144.4)
SPP network transmission costs	(72.7)	8.5	(81.2)
Operating and maintenance (a)	(65.7)	(11.8)	(53.9)
Depreciation and amortization	(139.1)	(15.0)	(124.1)
Taxes other than income tax	(63.2)	(7.5)	(55.7)
Gross margin (GAAP)	213.9	(5.4)	219.3
Operating and maintenance (a)	65.7	11.8	53.9
Depreciation and amortization	139.1	15.0	124.1
Taxes other than income tax	63.2	7.5	55.7
Utility gross margin (non-GAAP)	$481.9	$28.9	$453.0
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $50.6 million and $53.7 million for the three months ended March 31, 2024 and 2023, respectively.

Evergy Kansas Central's gross margin (GAAP) decreased $5.4 million for the three months ended March 31, 2024, compared to the same period in 2023, and Evergy Kansas Central's utility gross margin (non-GAAP) increased $28.9 million for the three months ended March 31, 2024, compared to the same period in 2023, both measures were driven by:
•an $11.0 million decrease due to 2023 mark-to-market gains related to forward contracts for natural gas and electricity entered into as economic hedges against fuel price volatility related to Evergy Kansas Central's 8% ownership share of JEC; partially offset by
•a $39.9 million increase primarily from new Evergy Kansas Central retail rates effective in December 2023.
Additionally, the decrease in Evergy Kansas Central's gross margin (GAAP) was also driven by:
•a $15.0 million increase in depreciation and amortization expense as described further below; and
•an $11.8 million increase in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by a $6.8 million increase in transmission and distribution operating and maintenance expenses and a $2.1 million increase in operating and maintenance expense at Wolf Creek as described further below; and
•a $7.5 million increase in taxes other than income tax as described further below.

Evergy Kansas Central Operating and Maintenance
Evergy Kansas Central's operating and maintenance expense increased $8.7 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily driven by:
•a $6.8 million increase in transmission and distribution operating and maintenance expenses primarily due to higher labor costs driven by a decrease in labor capitalization and higher employee headcount; and
•a $2.1 million increase in plant operating and maintenance expense at Wolf Creek primarily due to higher material costs.
Evergy Kansas Central Depreciation and Amortization
Evergy Kansas Central's depreciation and amortization expense increased $15.0 million for the three months ended March 31, 2024, compared to the same period in 2023, driven by:
•a $10.1 million increase primarily due to a change in depreciation rates as a result of Evergy Kansas Central's 2023 rate case effective in December 2023; and
•a $4.9 million increase primarily due to capital additions.
Evergy Kansas Central Taxes Other than Income Tax
Evergy Kansas Central's taxes other than income tax increased $7.5 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily driven by the rebasing of property taxes as a result of Evergy Kansas Central's 2023 rate case effective in December 2023.
Evergy Kansas Central Other Income, Net
Evergy Kansas Central's other income, net increased $4.8 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily driven by:
•a $4.5 million decrease in pension non-service costs primarily due to the resetting of pension expense in retail rates as a result of Evergy Kansas Central's 2023 rate cases effective in December 2023; and
•a $2.7 million increase in equity allowance for funds used during construction (AFUDC) principally driven by lower short-term debt balances in 2024; partially offset by
•a $3.5 million decrease due to recording lower COLI benefits in 2024.
Evergy Kansas Central Interest Expense
Evergy Kansas Central's interest expense increased $3.4 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily driven by:
•a $4.6 million increase due to the issuance of $400.0 million of 5.70% FMBs in March 2023; and
•a $4.4 million increase due to the issuance of $300.0 million of 5.90% FMBs in November 2023; partially offset by
•a $5.2 million decrease in interest expense on short-term borrowings primarily due to lower short-term debt balances in 2024.
Evergy Kansas Central Income Tax Expense
Evergy Kansas Central's income tax expense decreased $6.3 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily driven by a $5.1 million decrease primarily due to higher wind and other income tax credits in the first quarter of 2024 principally driven by the acquisition of the Persimmon Creek wind farm in 2023.

EVERGY METRO, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Metro is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Metro's comparative results of operations.

Three Months Ended March 31	2024	Change	2023
	(millions)
Operating revenues	$420.9	$14.5	$406.4
Fuel and purchased power	136.6	21.2	115.4
Operating and maintenance	67.9	2.6	65.3
Depreciation and amortization	100.5	(1.9)	102.4
Taxes other than income tax	37.3	3.8	33.5
Income from operations	78.6	(11.2)	89.8
Other expense, net	(1.9)	3.6	(5.5)
Interest expense	37.6	7.0	30.6
Income tax expense	6.4	(0.5)	6.9
Net income	$32.7	$(14.1)	$46.8

Evergy Metro Gross Margin (GAAP) and Utility Gross Margin (non-GAAP)
The following table summarizes Evergy Metro's gross margin (GAAP) and MWhs sold and reconciles Evergy Metro's gross margin (GAAP) to Evergy Metro's utility gross margin (non-GAAP). See "Executive Summary - Non-GAAP Measures" for additional information regarding gross margin (GAAP) and utility gross margin (non-GAAP).

	Revenues and Expenses			MWhs Sold
Three Months Ended March 31	2024	Change	2023	2024	Change	2023
Retail revenues	(millions)			(thousands)
Residential	$156.0	(2.0)	$158.0	1,311	(18)	1,329
Commercial	171.2	(4.7)	175.9	1,800	(6)	1,806
Industrial	31.2	2.8	28.4	438	39	399
Other retail revenues	3.2	0.5	2.7	13	(4)	17
Total electric retail	361.6	(3.4)	365.0	3,562	11	3,551
Wholesale revenues	6.3	(5.1)	11.4	743	(83)	826
Transmission revenues	4.9	1.1	3.8	N/A	N/A	N/A
Other revenues	48.1	21.9	26.2	N/A	N/A	N/A
Operating revenues	420.9	14.5	406.4	4,305	(72)	4,377
Fuel and purchased power	(136.6)	(21.2)	(115.4)
Operating and maintenance (a)	(52.3)	(4.7)	(47.6)
Depreciation and amortization	(100.5)	1.9	(102.4)
Taxes other than income tax	(37.3)	(3.8)	(33.5)
Gross margin (GAAP)	94.2	(13.3)	107.5
Operating and maintenance (a)	52.3	4.7	47.6
Depreciation and amortization	100.5	(1.9)	102.4
Taxes other than income tax	37.3	3.8	33.5
Utility gross margin (non-GAAP)	$284.3	$(6.7)	$291.0
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $15.6 million and $17.7 million for the three months ended March 31, 2024 and 2023, respectively.

Evergy Metro's gross margin (GAAP) decreased $13.3 million for the three months ended March 31, 2024, compared to the same period in 2023, and Evergy Metro's utility gross margin (non-GAAP) decreased $6.7 million for the three months ended March 31, 2024, compared to the same period in 2023, both measures were driven by:
•a $6.7 million decrease primarily from new Evergy Metro retail rates effective in December 2023.
Additionally, the decrease in Evergy Metro's gross margin (GAAP) was also driven by:
•a $4.7 million increase in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by a $2.8 million increase in transmission and distribution operating and maintenance expense as further described below; and
•a $3.8 million increase in taxes other than income tax as further described below.

Evergy Metro Operating and Maintenance
Evergy Metro's operating and maintenance expense increased $2.6 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily driven by:
•a $2.8 million increase in transmission and distribution operating and maintenance expenses primarily due to a $1.5 million increase in vegetation management costs and higher labor costs driven by a decrease in labor capitalization and higher employee headcount; and
•a $2.2 million increase in plant operating and maintenance expense at Wolf Creek primarily due to higher material costs; partially offset by
•a $2.3 million decrease due to higher costs billed primarily to Evergy Missouri West for common use assets related to facilities and software assets.
Evergy Metro Taxes Other than Income Tax
Evergy Metro's taxes other than income tax increased $3.8 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily driven by an increase in property taxes primarily driven by higher assessed property valuations.

Evergy Metro Other Expense, Net
Evergy Metro's other expense, net decreased $5.4 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily driven by:
•a $5.7 million decrease in pension non-service costs primarily due to the resetting of pension expense in retail rates as a result of Evergy Metro's 2023 rate case effective in December 2023; partially offset by
•a $2.3 million decrease in equity AFUDC principally driven by higher short-term debt and lower construction work in progress balances in the first quarter of 2024.
Evergy Metro Interest Expense
Evergy Metro's interest expense increased $7.0 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily driven by:
•a $5.2 million increase in interest expense on short-term borrowings primarily due to higher short-term debt balances in the first quarter of 2024; and
•a $3.7 million increase due to the issuance of $300.0 million of 4.95% Mortgage Bonds in April 2023; partially offset by
•a $2.0 million decrease due to the repayment of $300.0 million of 3.15% Senior Notes at maturity in March 2023.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of business, Evergy faces risks that are either non-financial or non-quantifiable. Such risks principally include business, legal, operational and credit risks and are discussed elsewhere in this report as well as in the Evergy Companies' combined 2023 Form 10-K and therefore are not represented here.
Evergy's interim period disclosures about market risk included in quarterly reports on Form 10-Q address material changes, if any, from the most recently filed annual report on Form 10-K. Therefore, these interim period disclosures should be read in conjunction with Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk included in the Evergy Companies' combined 2023 Form 10-K. Evergy's exposure to market risk has not changed materially since December 31, 2023.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Kansas Central's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Metro's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Other Proceedings
The Evergy Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 4 and 10 to the consolidated financial statements.  Such information is incorporated herein by reference.

ITEM 1A. RISK FACTORS
Actual results in future periods for the Evergy Companies could differ materially from historical results and the forward-looking statements contained in this report. The business of the Evergy Companies is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond their control. Additional risks and uncertainties not presently known or that management currently believes to be immaterial may also adversely affect the Evergy Companies. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors included in the 2023 Form 10-K for each of Evergy, Evergy Kansas Central and Evergy Metro, as well as Quarterly Reports on Form 10-Q and from time to time in Current Reports on Form 8-K filed by Evergy, Evergy Kansas Central and Evergy Metro. There have been no material changes with regard to those risk factors since the filing of the 2023 Form 10-K for each of Evergy, Evergy Kansas Central and Evergy Metro. This information, as well as the other information included in this report and in the other documents filed with the SEC, should be carefully considered before making an investment in the securities of the Evergy Companies. Risk factors of Evergy Kansas Central and Evergy Metro are also risk factors of Evergy.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities
The following table provides information regarding purchases by Evergy of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2024.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased(a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - 31	—	$—	—	—
February 1 - 29	6,666	50.26	—	—
March 1 - 31	73,729	49.12	—	—
Total	80,395	$49.21	—	—
(a) Represents shares Evergy purchased for withholding taxes related to the vesting of RSUs.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
Annual Shareholder Meeting Results
Evergy's annual meeting of shareholders was held on May 7, 2024. In accordance with the recommendations of the Board, the shareholders (i) elected eleven directors; (ii) approved, on an advisory and non-binding basis, the 2023 compensation of Evergy's named executive officers; and (iii) ratified the appointment of Deloitte & Touche LLP as independent registered public accountants for 2024. The proposals voted upon at the annual meeting, as well as the voting results for each proposal are set forth below.
Item 1 on the Proxy Card. The eleven persons named below were elected, as proposed in the proxy statement, to serve as directors until Evergy's annual meeting in 2024, and until their successors are elected and qualified. The voting regarding the election was as follows:

	Number of Votes
	For	Against	Abstain	Broker Non-Votes
David A. Campbell	164,172,532	7,010,769	321,821	24,913,796
B. Anthony Isaac	165,183,915	5,989,728	331,479	24,913,796
Paul M. Keglevic	167,025,646	4,141,419	338,057	24,913,796
Mary L. Landrieu	169,542,450	1,569,147	393,525	24,913,796
Sandra A.J. Lawrence	163,837,341	7,355,892	311,889	24,913,796
Ann D. Murtlow	167,723,063	3,472,369	309,690	24,913,796
Sandra J. Price	165,947,984	5,187,641	369,497	24,913,796
James Scarola	170,255,408	931,138	318,576	24,913,796
Neal A. Sharma	170,460,585	705,993	338,544	24,913,796
C. John Wilder	170,055,323	1,045,026	404,773	24,913,796
Item 2 on the Proxy Card. In an advisory and non-binding "say on pay" vote, shareholders approved the 2023 compensation of Evergy's named executive officers, with the following vote:

Number of Votes
For	Against	Abstain	Broker Non-Votes
164,378,851	6,461,801	664,470	24,913,796
Item 3 on the Proxy Card. Shareholders voted for the ratification and confirmation of the appointment of Deloitte & Touche LLP as Evergy's independent registered public accounting firm for 2024, with the following vote:

Number of Votes
For	Against	Abstain	Broker Non-Votes
191,076,557	4,886,019	456,342	0
Available Information
The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about the Evergy Companies, including their combined annual reports on Form 10-K, combined quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with the SEC, is also available through the Evergy Companies' website, http://investors.evergy.com. Such reports are accessible at no charge and are made available as soon as reasonably practical after such material is filed with or furnished to the SEC.
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
Securities Trading Plans of Directors and Executive Officers
For the three months ended March 31, 2024, no director or officer has adopted, terminated or modified a Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangement required to be disclosed under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number		Description of Document	Registrant

4.1	*
Twenty-First Supplemental Indenture, dated as of April 5, 2024, between Evergy Metro and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.1 to Evergy's and Evergy Metro's Form 8-K filed on April 5, 2024)
Evergy Evergy Metro

10.1	*	Form of Evergy, Inc. 2024 Time-Based Restricted Stock Unit Agreement (Cliff Vesting) (Exhibit 10.11 to Evergy's Form 10-K for the period ended December 31, 2023)	Evergy Evergy Kansas Central Evergy Metro

10.2	*	Form of Evergy, Inc. 2024 Time-Based Restricted Stock Unit Agreement (Tranche Vesting) (Exhibit 10.12 to Evergy's Form 10-K for the period ended December 31, 2023)	Evergy Evergy Kansas Central Evergy Metro

10.3	*	Form of Evergy, Inc. 2024 Performance-Based Restricted Stock Unit Agreement (Exhibit 10.13 to Evergy's Form 10-K for the period ended December 31, 2023)	Evergy Evergy Kansas Central Evergy Metro

10.4	*	Form of Evergy, Inc. 2024 Annual Incentive Plan (Exhibit 10.14 to Evergy's Form 10-K for the period ended December 31, 2023)	Evergy Evergy Kansas Central Evergy Metro

31.1		Rule 13a-14(a)/15d-14(a) Certification of David A. Campbell.	Evergy

31.2		Rule 13a-14(a)/15d-14(a) Certification of Kirkland B. Andrews.	Evergy

31.3		Rule 13a-14(a)/15d-14(a) Certification of David A. Campbell.	Evergy Metro

31.4		Rule 13a-14(a)/15d-14(a) Certification of Kirkland B. Andrews.	Evergy Metro

31.5		Rule 13a-14(a)/15d-14(a) Certification of David A. Campbell.	Evergy Kansas Central

31.6		Rule 13a-14(a)/15d-14(a) Certification of Kirkland B. Andrews.	Evergy Kansas Central

32.1	**	Section 1350 Certifications.	Evergy

32.2	**	Section 1350 Certifications.	Evergy Metro

32.3	**	Section 1350 Certifications.	Evergy Kansas Central

101.INS	***	XBRL Instance Document.	n/a

101.SCH		Inline XBRL Taxonomy Extension Schema Document.	Evergy Evergy Kansas Central Evergy Metro

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	Evergy Evergy Kansas Central Evergy Metro
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

EVERGY, INC.

Dated:	May 8, 2024	By: /s/ Kirkland B. Andrews
(Kirkland B. Andrews)
(Executive Vice President and Chief Financial Officer)

EVERGY KANSAS CENTRAL, INC.

Dated:	May 8, 2024	By: /s/ Kirkland B. Andrews
(Kirkland B. Andrews)
(Executive Vice President and Chief Financial Officer)

EVERGY METRO, INC.

Dated:	May 8, 2024	By: /s/ Kirkland B. Andrews
(Kirkland B. Andrews)
(Executive Vice President and Chief Financial Officer)