Form 10-Q
period 2024-06-30
Evergy, Inc.; EVERGY METRO, INC.; EVERGY KANSAS CENTRAL, INC.
filed 2024-08-09
CIK 1711269, 54476, 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

On July 31, 2024, Evergy, Inc. had 229,958,436 shares of common stock outstanding.  On July 31, 2024, Evergy Metro, Inc. and Evergy Kansas Central, Inc. each had one share of common stock outstanding and held by Evergy, Inc.

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
In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Evergy Companies are providing a number of risks, uncertainties and other factors that could cause actual results to differ from the forward-looking information. These risks, uncertainties and other factors include, but are not limited to: economic and weather conditions and any impact on sales, prices and costs; changes in business strategy or operations; the impact of federal, state and local political, legislative, judicial and regulatory actions or developments, including deregulation, re-regulation, securitization and restructuring of the electric utility industry; decisions of regulators regarding, among other things, customer rates and the prudency of operational decisions such as capital expenditures and asset retirements; changes in applicable laws, regulations, rules, principles or practices, or the interpretations thereof, governing tax, accounting and environmental matters, including air and water quality and waste management and disposal; the impact of climate change, including increased frequency and severity of significant weather events and the extent to which counterparties are willing to do business with, finance the operations of or purchase energy from the Evergy Companies due to the fact that the Evergy Companies operate coal-fired generation; prices and availability of electricity and natural gas in wholesale markets; market perception of the energy industry and the Evergy Companies; the impact of future pandemic health events on, among other things, sales, results of operations, financial position, liquidity and cash flows, and also on operational issues, such as supply chain issues and the availability and ability of the Evergy Companies' employees and suppliers to perform the functions that are necessary to operate the Evergy Companies; changes in the energy trading markets in which the Evergy Companies participate, including retroactive repricing of transactions by regional transmission organizations (RTO) and independent system operators; financial market conditions and performance, disruptions in the banking industry, including volatility in interest rates and credit spreads and in availability and cost of capital and the effects on derivatives and hedges, nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of physical and cybersecurity breaches, criminal activity, terrorist attacks, acts of war and other disruptions to the Evergy Companies' facilities or information technology infrastructure or the facilities and infrastructure of third-party service providers on which the Evergy Companies rely; impact of geopolitical conflicts on the global energy market, including the ability to contract for non-Russian sourced uranium; ability to carry out marketing and sales plans; cost, availability, quality and timely provision of equipment, supplies, labor and fuel; impacts of tariffs; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; delays and cost increases of generation, transmission, distribution or other projects; the Evergy Companies' ability to manage their transmission and distribution development plans and transmission joint ventures; the inherent risks associated with the ownership and operation of a nuclear facility, including environmental, health, safety, regulatory and financial risks; workforce risks, including those related to the Evergy Companies' ability to attract and retain qualified personnel, maintain satisfactory relationships with their labor unions and manage costs of, or changes in, wages, retirement, health care and other benefits; disruption, costs and uncertainties caused by or related to the actions of individuals or entities, such as activist shareholders or special interest groups, that seek to influence Evergy's strategic plan, financial results or operations; the impact of changing expectations and demands of the Evergy Companies' customers, regulators, investors and stakeholders, including heightened emphasis on environmental, social and governance concerns; the possibility that strategic initiatives, including mergers, acquisitions and divestitures, and long-term financial plans, may not create the value that they are expected to achieve in a timely manner or at all; difficulties in maintaining relationships with customers, employees, regulators or suppliers; and other risks and uncertainties.
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

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AEP	American Electric Power Company, Inc.
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income
AROs	Asset retirement obligations
BSER	Best system of emission reduction
CAA	Clean Air Act
CCRs	Coal combustion residuals
CCS	Carbon capture and sequestration
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
Crossroads	Crossroads Energy Center
CSAPR	Cross-State Air Pollution Rule
Dogwood	Dogwood Energy Center
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
Evergy	Evergy, Inc. and its consolidated subsidiaries
Evergy Board	Evergy Board of Directors
Evergy Companies	Evergy, Evergy Kansas Central, and Evergy Metro, collectively, which are individual registrants within the Evergy consolidated group
Evergy Kansas Central	Evergy Kansas Central, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Kansas South	Evergy Kansas South, Inc., a wholly-owned subsidiary of Evergy Kansas Central
Evergy Metro	Evergy Metro, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Missouri West	Evergy Missouri West, Inc., a wholly-owned subsidiary of Evergy
Evergy Missouri West Storm Funding	Evergy Missouri West Storm Funding I, LLC
Evergy Transmission Company	Evergy Transmission Company, LLC
Exchange Act	The Securities Exchange Act of 1934, as amended
February 2021 winter weather event	Significant winter weather event in February 2021 that resulted in extremely cold temperatures over a multi-day period across much of the central and southern United States
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
FMBs	First Mortgage Bonds
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
Great Plains Energy	Great Plains Energy. Inc.
ITFIP	Interstate Transport Federal Implementation Plans
ITSIP	Interstate Transport State Implementation Plans
JEC	Jeffrey Energy Center

Abbreviation or Acronym	Definition
KCC	State Corporation Commission of the State of Kansas
kV	Kilovolt
MATS	Mercury and Air Toxics Standards
MDNR	Missouri Department of Natural Resources
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
OCI	Other comprehensive income
Persimmon Creek	Persimmon Creek Wind Farm 1, LLC
PISA	Plant-in-service accounting
Prairie Wind	Prairie Wind Transmission, LLC, 50% owned by Evergy Kansas Central
RSU	Restricted share unit
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SIP	State implementation plan
SPP	Southwest Power Pool, Inc.
TCR	Transmission congestion rights
TDC	Transmission delivery charge
TFR	Transmission formula rate
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by Evergy Transmission Company
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2024	2023
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$26.1	$27.7
Receivables, net of allowance for credit losses of $18.0 and $24.2, respectively	429.3	256.9
Accounts receivable pledged as collateral	329.0	342.0
Fuel inventory and supplies	806.7	776.2
Income taxes receivable	—	11.5
Regulatory assets, includes $15.4 and $— related to variable interest entity, respectively	252.0	292.1
Prepaid expenses	73.3	51.3
Other	47.6	31.4
Total Current Assets	1,964.0	1,789.1
PROPERTY, PLANT AND EQUIPMENT, NET, includes $130.0 and $133.6 related to variable interest entity, respectively	24,301.4	23,728.7
OTHER ASSETS:
Regulatory assets, includes $302.6 and $— related to variable interest entity, respectively	1,843.5	1,795.3
Nuclear decommissioning trust	827.7	766.4
Goodwill	2,336.6	2,336.6
Other	557.8	560.0
Total Other Assets	5,565.6	5,458.3
TOTAL ASSETS	$31,831.0	$30,976.1
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2024	2023
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt, includes $19.5 and $— related to variable interest entity, respectively	$819.5	$800.0
Commercial paper	969.7	951.8
Collateralized note payable	329.0	342.0
Accounts payable	374.3	616.9
Accrued taxes	234.8	156.7
Accrued interest, includes $6.0 and $— related to variable interest entity, respectively	117.1	134.2
Regulatory liabilities	143.5	183.0
Asset retirement obligations	44.9	40.3
Accrued compensation and benefits	58.3	74.5
Other	219.7	213.2
Total Current Liabilities	3,310.8	3,512.6
LONG-TERM LIABILITIES:
Long-term debt, net, includes $303.6 and $— related to variable interest entity, respectively	11,954.6	11,053.3
Deferred income taxes	2,146.1	2,097.9
Unamortized investment tax credits	166.4	170.0
Regulatory liabilities	2,486.7	2,542.5
Pension and post-retirement liability	486.6	464.1
Asset retirement obligations	1,252.4	1,162.8
Other	295.7	287.9
Total Long-Term Liabilities	18,788.5	17,778.5
Commitments and Contingencies (Note 12)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value 229,954,524 and 229,729,296 shares issued, stated value	7,239.2	7,234.9
Retained earnings	2,491.3	2,457.8
Accumulated other comprehensive loss	(26.9)	(29.6)
Total Evergy, Inc. Shareholders' Equity	9,703.6	9,663.1
Noncontrolling Interests	28.1	21.9
Total Equity	9,731.7	9,685.0
TOTAL LIABILITIES AND EQUITY	$31,831.0	$30,976.1
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Year to Date June 30
	2024	2023	2024	2023
	(millions, except per share amounts)
OPERATING REVENUES	$1,447.5	$1,354.2	$2,778.5	$2,651.0
OPERATING EXPENSES:
Fuel and purchased power	359.0	344.8	735.4	699.0
SPP network transmission costs	100.0	75.4	172.7	156.6
Operating and maintenance	237.7	227.6	469.2	443.9
Depreciation and amortization	280.1	269.4	556.2	532.8
Taxes other than income tax	112.6	100.4	226.7	202.8
Total Operating Expenses	1,089.4	1,017.6	2,160.2	2,035.1
INCOME FROM OPERATIONS	358.1	336.6	618.3	615.9
OTHER INCOME (EXPENSE):
Investment earnings	2.6	6.7	7.9	15.8
Other income	9.8	2.6	18.3	14.8
Other expense	(11.4)	(21.0)	(20.9)	(42.3)
Total Other Income (Expense), Net	1.0	(11.7)	5.3	(11.7)
Interest expense	143.6	133.7	276.8	256.8
INCOME BEFORE INCOME TAXES	215.5	191.2	346.8	347.4
Income tax expense	7.4	10.8	14.7	23.2
Equity in earnings of equity method investees, net of income taxes	2.0	1.8	3.8	3.7
NET INCOME	210.1	182.2	335.9	327.9
Less: Net income attributable to noncontrolling interests	3.1	3.1	6.2	6.2
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$207.0	$179.1	$329.7	$321.7
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO EVERGY, INC. (see Note 1)
Basic earnings per common share	$0.90	$0.78	$1.43	$1.40
Diluted earnings per common share	$0.90	$0.78	$1.43	$1.40
AVERAGE COMMON SHARES OUTSTANDING
Basic	230.3	230.1	230.2	230.0
Diluted	230.5	230.5	230.5	230.4
COMPREHENSIVE INCOME
NET INCOME	$210.1	$182.2	$335.9	$327.9
Derivative hedging activity
Reclassification to expenses, net of tax	1.4	1.3	2.7	2.6
Derivative hedging activity, net of tax	1.4	1.3	2.7	2.6
Total other comprehensive income	1.4	1.3	2.7	2.6
COMPREHENSIVE INCOME	211.5	183.5	338.6	330.5
Less: Comprehensive income attributable to noncontrolling interest	3.1	3.1	6.2	6.2
COMPREHENSIVE INCOME ATTRIBUTABLE TO EVERGY, INC.	$208.4	$180.4	$332.4	$324.3
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2024	2023
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$335.9	$327.9
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	556.2	532.8
Amortization of nuclear fuel	24.4	30.6
Amortization of deferred refueling outage	9.3	9.1
Amortization of corporate-owned life insurance	11.9	12.5
Stock compensation	8.1	11.5
Net deferred income taxes and credits	(13.5)	0.7
Allowance for equity funds used during construction	(7.8)	(4.7)
Payments for asset retirement obligations	(7.0)	(4.8)
Equity in earnings of equity method investees, net of income taxes	(3.8)	(3.7)
Income from corporate-owned life insurance	(11.4)	(9.0)
Other	(0.7)	0.8
Changes in working capital items:
Accounts receivable	(132.0)	5.6
Accounts receivable pledged as collateral	13.0	12.0
Fuel inventory and supplies	(28.7)	(55.9)
Prepaid expenses and other current assets	62.0	48.3
Accounts payable	(129.9)	(196.9)
Accrued taxes	89.6	79.8
Other current liabilities	(118.6)	(77.9)
Changes in other assets	(9.6)	13.5
Changes in other liabilities	(12.6)	(17.0)
Cash Flows from Operating Activities	634.8	715.2
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,296.1)	(1,104.2)
Acquisition of Persimmon Creek, net of cash acquired	—	(217.9)
Purchase of securities - trusts	(60.8)	(22.0)
Sale of securities - trusts	56.9	15.3
Investment in corporate-owned life insurance	(15.1)	(15.7)
Proceeds from investment in corporate-owned life insurance	44.1	42.4
Other investing activities	0.9	(5.3)
Cash Flows used in Investing Activities	(1,270.1)	(1,307.4)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	17.9	537.4
Collateralized short-term borrowings, net	(13.0)	(12.0)
Proceeds from long-term debt	920.7	690.5
Retirements of long-term debt	—	(350.0)
Borrowings against cash surrender value of corporate-owned life insurance	49.1	51.0
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(29.6)	(32.6)
Cash dividends paid	(295.4)	(281.3)
Other financing activities	(6.6)	(4.6)
Cash Flows from Financing Activities	643.1	598.4
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	7.8	6.2
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	27.7	25.2
End of period	$35.5	$31.4
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

EVERGY, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	AOCI	Non-controlling interests	Total equity
	(millions, except share amounts)

Balance as of December 31, 2023	229,729,296	$7,234.9	$2,457.8	$(29.6)	$21.9	$9,685.0
Net income	—	—	122.7	—	3.1	125.8
Issuance of stock compensation and reinvested dividends, net of tax withholding	193,042	(4.0)	—	—	—	(4.0)
Dividends declared on common stock ($0.6425 per share)	—	—	(147.7)	—	—	(147.7)
Dividend equivalents declared	—	—	(0.4)	—	—	(0.4)
Stock compensation expense	—	3.9	—	—	—	3.9
Derivative hedging activity, net of tax	—	—	—	1.3	—	1.3
Other	—	0.2	—	—	—	0.2
Balance as of March 31, 2024	229,922,338	7,235.0	2,432.4	(28.3)	25.0	9,664.1
Net income	—	—	207.0	—	3.1	210.1
Issuance of stock compensation and reinvested dividends, net of tax withholding	32,186	(0.1)	—	—	—	(0.1)
Dividends declared on common stock ($0.6425 per share)	—	—	(147.7)	—	—	(147.7)
Dividend equivalents declared	—	—	(0.4)	—	—	(0.4)
Stock compensation expense	—	4.2	—	—	—	4.2
Derivative hedging activity, net of tax	—	—	—	1.4	—	1.4
Other	—	0.1	—	—	—	0.1
Balance as of June 30, 2024	229,954,524	$7,239.2	$2,491.3	$(26.9)	$28.1	$9,731.7
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2024	2023
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$7.0	$9.2
Receivables, net of allowance for credit losses of $8.8 and $11.6, respectively	238.0	171.8
Related party receivables	17.2	11.6
Accounts receivable pledged as collateral	169.0	166.0
Fuel inventory and supplies	430.8	411.9
Income taxes receivable	—	11.5
Regulatory assets	113.3	127.7
Prepaid expenses	34.6	22.9
Other	11.9	13.2
Total Current Assets	1,021.8	945.8
PROPERTY, PLANT AND EQUIPMENT, NET, includes $130.0 and $133.6 related to variable interest entity, respectively	12,441.7	12,121.9
OTHER ASSETS:
Regulatory assets	543.8	505.2
Nuclear decommissioning trust	387.6	365.1
Other	269.8	288.6
Total Other Assets	1,201.2	1,158.9
TOTAL ASSETS	$14,664.7	$14,226.6
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2024	2023
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Commercial paper	$595.6	$230.4
Collateralized note payable	169.0	166.0
Accounts payable	191.9	244.7
Related party payables	193.7	294.4
Accrued taxes	116.6	111.1
Accrued interest	53.8	79.7
Regulatory liabilities	73.3	104.1
Asset retirement obligations	25.9	22.2
Accrued compensation and benefits	31.0	37.6
Other	143.3	142.4
Total Current Liabilities	1,594.1	1,432.6
LONG-TERM LIABILITIES:
Long-term debt, net	4,581.8	4,580.4
Deferred income taxes	852.1	844.2
Unamortized investment tax credits	54.3	56.2
Regulatory liabilities	1,400.9	1,432.4
Pension and post-retirement liability	265.9	256.3
Asset retirement obligations	630.1	577.1
Other	157.5	155.5
Total Long-Term Liabilities	7,942.6	7,902.1
Commitments and Contingencies (Note 12)
EQUITY:
Evergy Kansas Central, Inc. Shareholder's Equity:
Common stock - 1,000 shares authorized, $0.01 par value, 1 share issued	2,737.6	2,737.6
Retained earnings	2,362.3	2,132.4
Total Evergy Kansas Central, Inc. Shareholder's Equity	5,099.9	4,870.0
Noncontrolling Interests	28.1	21.9
Total Equity	5,128.0	4,891.9
TOTAL LIABILITIES AND EQUITY	$14,664.7	$14,226.6
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30		Year to Date June 30
	2024	2023	2024	2023
	(millions)
OPERATING REVENUES	$727.3	$639.6	$1,420.5	$1,318.2
OPERATING EXPENSES:
Fuel and purchased power	124.0	113.8	262.6	258.2
SPP network transmission costs	100.0	75.4	172.7	156.6
Operating and maintenance	117.3	115.6	233.6	223.2
Depreciation and amortization	140.6	128.7	279.7	252.8
Taxes other than income tax	62.7	54.5	125.9	110.2
Total Operating Expenses	544.6	488.0	1,074.5	1,001.0
INCOME FROM OPERATIONS	182.7	151.6	346.0	317.2
OTHER INCOME (EXPENSE):
Investment earnings	0.4	0.4	1.3	1.7
Other income	7.5	1.1	15.7	10.3
Other expense	(5.8)	(8.7)	(9.5)	(18.6)
Total Other Income (Expense), Net	2.1	(7.2)	7.5	(6.6)
Interest expense	58.2	54.4	114.0	106.8
INCOME BEFORE INCOME TAXES	126.6	90.0	239.5	203.8
Income tax expense	2.9	3.1	5.0	11.5
Equity in earnings of equity method investees, net of income taxes	0.8	1.0	1.6	2.0
NET INCOME	124.5	87.9	236.1	194.3
Less: Net income attributable to noncontrolling interests	3.1	3.1	6.2	6.2
NET INCOME ATTRIBUTABLE TO EVERGY KANSAS CENTRAL, INC.	$121.4	$84.8	$229.9	$188.1
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2024	2023
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$236.1	$194.3
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	279.7	252.8
Amortization of nuclear fuel	12.2	15.2
Amortization of deferred refueling outage	4.7	4.6
Amortization of corporate-owned life insurance	11.9	12.5
Net deferred income taxes and credits	(16.8)	(15.0)
Allowance for equity funds used during construction	(6.7)	(1.2)
Payments for asset retirement obligations	(4.5)	(3.9)
Equity in earnings of equity method investees, net of income taxes	(1.6)	(2.0)
Income from corporate-owned life insurance	(11.4)	(9.0)
Other	(2.7)	(2.7)
Changes in working capital items:
Accounts receivable	(43.7)	55.2
Accounts receivable pledged as collateral	(3.0)	13.0
Fuel inventory and supplies	(18.7)	(40.8)
Prepaid expenses and other current assets	27.3	15.9
Accounts payable	(2.8)	(42.8)
Accrued taxes	17.0	(25.2)
Other current liabilities	(110.3)	(52.3)
Changes in other assets	(11.0)	9.6
Changes in other liabilities	(7.8)	12.2
Cash Flows from Operating Activities	347.9	390.4
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(657.2)	(579.9)
Acquisition of Persimmon Creek, net of cash acquired	—	(217.9)
Purchase of securities - trusts	(7.2)	(6.5)
Sale of securities - trusts	6.8	4.9
Investment in corporate-owned life insurance	(15.1)	(15.7)
Proceeds from investment in corporate-owned life insurance	44.1	42.4
Other investing activities	(1.1)	0.3
Cash Flows used in Investing Activities	(629.7)	(772.4)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	365.2	41.0
Collateralized short-term debt, net	3.0	(13.0)
Proceeds from long-term debt	—	393.3
Retirements of long-term debt	—	(50.0)
Net money pool borrowings	(103.6)	—
Borrowings against cash surrender value of corporate-owned life insurance	45.9	48.0
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(29.6)	(32.6)
Other financing activities	(1.3)	(1.2)
Cash Flows from Financing Activities	279.6	385.5
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2.2)	3.5
CASH AND CASH EQUIVALENTS:
Beginning of period	9.2	8.7
End of period	$7.0	$12.2
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy Kansas Central, Inc. Shareholder
	Common stock shares	Common stock	Retained earnings	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2022	1	$2,737.6	$1,760.2	$9.6	$4,507.4
Net income	—	—	103.3	3.1	106.4
Balance as of March 31, 2023	1	2,737.6	1,863.5	12.7	4,613.8
Net income	—	—	84.8	3.1	87.9
Balance as of June 30, 2023	1	$2,737.6	$1,948.3	$15.8	$4,701.7

Balance as of December 31, 2023	1	$2,737.6	$2,132.4	$21.9	$4,891.9
Net income	—	—	108.5	3.1	111.6
Balance as of March 31, 2024	1	2,737.6	2,240.9	25.0	5,003.5
Net income	—	—	121.4	3.1	124.5
Balance as of June 30, 2024	1	$2,737.6	$2,362.3	$28.1	$5,128.0
The disclosures regarding Evergy Kansas Central included in the accompanying Unaudited Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2024	2023
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$2.6	$3.3
Receivables, net of allowance for credit losses of $6.3 and $7.9, respectively	123.0	55.0
Related party receivables	114.5	128.5
Accounts receivable pledged as collateral	110.0	126.0
Fuel inventory and supplies	269.9	264.6
Regulatory assets	52.0	53.2
Prepaid expenses	28.1	20.9
Other	22.3	14.7
Total Current Assets	722.4	666.2
PROPERTY, PLANT AND EQUIPMENT, NET	8,205.8	8,131.2
OTHER ASSETS:
Regulatory assets	423.4	380.8
Nuclear decommissioning trust	440.1	401.3
Other	83.8	77.0
Total Other Assets	947.3	859.1
TOTAL ASSETS	$9,875.5	$9,656.5
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2024	2023
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Commercial paper	$264.3	$423.3
Collateralized note payable	110.0	126.0
Accounts payable	148.9	272.5
Related party payables	—	1.1
Accrued taxes	94.8	45.7
Accrued interest	30.3	27.4
Regulatory liabilities	34.1	43.0
Asset retirement obligations	16.6	16.0
Accrued compensation and benefits	27.4	36.9
Other	60.8	58.3
Total Current Liabilities	787.2	1,050.2
LONG-TERM LIABILITIES:
Long-term debt, net	3,222.5	2,924.4
Deferred income taxes	823.4	797.2
Unamortized investment tax credits	109.7	111.3
Regulatory liabilities	866.4	860.2
Pension and post-retirement liability	203.3	190.8
Asset retirement obligations	475.9	444.4
Other	87.0	85.0
Total Long-Term Liabilities	5,788.2	5,413.3
Commitments and Contingencies (Note 12)
EQUITY:
Common stock - 1,000 shares authorized, without par value, 1 share issued, stated value	1,563.1	1,563.1
Retained earnings	1,733.5	1,626.2
Accumulated other comprehensive income	3.5	3.7
Total Equity	3,300.1	3,193.0
TOTAL LIABILITIES AND EQUITY	$9,875.5	$9,656.5
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Year to Date June 30
	2024	2023	2024	2023
	(millions)
OPERATING REVENUES	$474.0	$485.3	$894.9	$891.7
OPERATING EXPENSES:
Fuel and purchased power	145.5	142.0	282.1	257.4
Operating and maintenance	67.6	66.8	135.5	132.1
Depreciation and amortization	101.9	105.4	202.4	207.8
Taxes other than income tax	36.2	32.2	73.5	65.7
Total Operating Expenses	351.2	346.4	693.5	663.0
INCOME FROM OPERATIONS	122.8	138.9	201.4	228.7
OTHER INCOME (EXPENSE):
Investment earnings	1.2	1.0	2.8	1.7
Other income	2.3	1.4	2.4	4.2
Other expense	(3.6)	(9.8)	(7.2)	(18.8)
Total Other Expense, Net	(0.1)	(7.4)	(2.0)	(12.9)
Interest expense	38.4	35.0	76.0	65.6
INCOME BEFORE INCOME TAXES	84.3	96.5	123.4	150.2
Income tax expense	9.7	11.7	16.1	18.6
NET INCOME	$74.6	$84.8	$107.3	$131.6
COMPREHENSIVE INCOME
NET INCOME	$74.6	$84.8	$107.3	$131.6
OTHER COMPREHENSIVE INCOME:
Derivative hedging activity
Reclassification to expenses, net of tax	(0.1)	—	(0.2)	(0.1)
Derivative hedging activity, net of tax	(0.1)	—	(0.2)	(0.1)
Total other comprehensive loss	(0.1)	—	(0.2)	(0.1)
COMPREHENSIVE INCOME	$74.5	$84.8	$107.1	$131.5
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2024	2023
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$107.3	$131.6
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	202.4	207.8
Amortization of nuclear fuel	12.3	15.4
Amortization of deferred refueling outage	4.7	4.6
Net deferred income taxes and credits	3.0	15.2
Allowance for equity funds used during construction	(1.1)	(3.4)
Payments for asset retirement obligations	(2.3)	(0.6)
Other	(0.2)	(0.2)
Changes in working capital items:
Accounts receivable	(42.7)	(11.8)
Accounts receivable pledged as collateral	16.0	(1.0)
Fuel inventory and supplies	(5.3)	(1.2)
Prepaid expenses and other current assets	(10.9)	(17.1)
Accounts payable	(77.1)	(89.5)
Accrued taxes	49.1	59.0
Other current liabilities	(14.7)	(27.8)
Changes in other assets	(10.2)	8.1
Changes in other liabilities	8.7	(8.4)
Cash Flows from Operating Activities	239.0	280.7
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(362.3)	(359.4)
Purchase of securities - trusts	(53.6)	(15.5)
Sale of securities - trusts	50.0	10.4
Net money pool lending	—	31.0
Other investing activities	1.2	2.8
Cash Flows used in Investing Activities	(364.7)	(330.7)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(159.0)	200.5
Collateralized short-term debt, net	(16.0)	1.0
Proceeds from long-term debt	297.0	297.2
Retirements of long-term debt	—	(300.0)
Cash dividends paid	—	(150.0)
Other financing activities	3.0	2.7
Cash Flows from Financing Activities	125.0	51.4
NET CHANGE IN CASH AND CASH EQUIVALENTS	(0.7)	1.4
CASH AND CASH EQUIVALENTS:
Beginning of period	3.3	3.1
End of period	$2.6	$4.5
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC
Consolidated Statements of Changes in Equity
(Unaudited)

	Common stock shares	Common Stock	Retained earnings	AOCI - Net gains (losses) on cash flow hedges	Total equity
	(millions, except share amounts)
Balance as of December 31, 2022	1	$1,563.1	$1,619.2	$4.0	$3,186.3
Net income	—	—	46.8	—	46.8
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2023	1	1,563.1	1,666.0	3.9	3,233.0
Net income	—	—	84.8	—	84.8
Dividends declared on common stock	—	—	(150.0)	—	(150.0)
Balance as of June 30, 2023	1	$1,563.1	$1,600.8	$3.9	$3,167.8

Balance as of December 31, 2023	1	$1,563.1	$1,626.2	$3.7	$3,193.0
Net income	—	—	32.7	—	32.7
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2024	1	1,563.1	1,658.9	3.6	3,225.6
Net income	—	—	74.6	—	74.6
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of June 30, 2024	1	$1,563.1	$1,733.5	$3.5	$3,300.1
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
Cash, Cash Equivalents and Restricted Cash
Cash equivalents consists of highly liquid investments with original maturities of three months or less at acquisition. Evergy has restricted cash included in Other Current Assets and Other Non-current Assets on Evergy's consolidated balance sheet to facilitate the servicing of Evergy Missouri West Storm Funding I, LLC's (Evergy Missouri West Storm Funding) debt and the funding requirements for a jointly-owned generation facility. See Note 14 for additional information on the VIE. The following table summarizes the cash, cash equivalents and restricted cash included on Evergy's consolidated balance sheet.

	June 30 2024	December 31 2023
Evergy	(millions)
Current assets
Cash and cash equivalents	$26.1	$27.7
Other	7.7	—
Other assets
Other	1.7	—
Total cash, cash equivalents and restricted cash	$35.5	$27.7

Fuel Inventory and Supplies
The Evergy Companies record fuel inventory and supplies at average cost. The following table separately states the balances for fuel inventory and supplies.

	June 30 2024	December 31 2023
Evergy	(millions)
Fuel inventory	$247.9	$257.3
Supplies	558.8	518.9
Fuel inventory and supplies	$806.7	$776.2
Evergy Kansas Central
Fuel inventory	$139.7	$138.6
Supplies	291.1	273.3
Fuel inventory and supplies	$430.8	$411.9
Evergy Metro
Fuel inventory	$71.5	$81.5
Supplies	198.4	183.1
Fuel inventory and supplies	$269.9	$264.6

Property, Plant and Equipment
The following tables summarize the property, plant and equipment of Evergy, Evergy Kansas Central and Evergy Metro.

June 30, 2024	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$35,496.2	$17,285.0	$13,242.5
Electric plant acquisition adjustment	742.8	724.9	—
Accumulated depreciation	(13,738.4)	(6,690.7)	(5,578.1)
Plant in service, net	22,500.6	11,319.2	7,664.4
Construction work in progress	1,618.3	1,031.2	450.2
Nuclear fuel, net	181.8	90.6	91.2
Plant to be retired, net(b)	0.7	0.7	—
Property, plant and equipment, net	$24,301.4	$12,441.7	$8,205.8

December 31, 2023	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service(a)	$34,558.1	$16,858.7	$13,005.5
Electric plant acquisition adjustment	724.9	724.9	—
Accumulated depreciation(a)	(13,301.6)	(6,502.7)	(5,404.9)
Plant in service, net(a)	21,981.4	11,080.9	7,600.6
Construction work in progress	1,543.5	939.1	428.7
Nuclear fuel, net	203.0	101.1	101.9
Plant to be retired, net(b)	0.8	0.8	—
Property, plant and equipment, net(a)	$23,728.7	$12,121.9	$8,131.2
(a) As of June 30, 2024, Evergy and Evergy Kansas Central classified Property, Plant and Equipment of VIE, net as Property, Plant and Equipment, net. To conform with the current period presentation, amounts previously reported as Property, Plant and Equipment of VIE, net as of December 31, 2023, have been reclassified to Property, Plant and Equipment, net.
(b) As of June 30, 2024 and December 31, 2023, represents the planned retirement of Evergy Kansas Central analog meters prior to the end of their remaining useful lives.

Other Expense
The table below shows the detail of other expense for each of the Evergy Companies.

	Three Months Ended June 30		Year to Date June 30
	2024	2023	2024	2023
Evergy	(millions)
Non-service cost component of net benefit cost	$(4.6)	$(16.0)	$(9.2)	$(30.8)
Corporate-owned life insurance	(6.3)	(4.6)	(10.8)	(10.7)
Other	(0.5)	(0.4)	(0.9)	(0.8)
Other expense	$(11.4)	$(21.0)	$(20.9)	$(42.3)
Evergy Kansas Central
Non-service cost component of net benefit cost	$0.6	$(4.2)	$1.1	$(8.2)
Corporate-owned life insurance	(6.2)	(4.5)	(10.4)	(10.3)
Other	(0.2)	—	(0.2)	(0.1)
Other expense	$(5.8)	$(8.7)	$(9.5)	$(18.6)
Evergy Metro
Non-service cost component of net benefit cost	$(3.1)	$(9.2)	$(6.1)	$(17.9)
Corporate-owned life insurance	(0.1)	(0.1)	(0.4)	(0.4)
Other	(0.4)	(0.5)	(0.7)	(0.5)
Other expense	$(3.6)	$(9.8)	$(7.2)	$(18.8)
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

The following table reconciles Evergy's basic and diluted EPS.

	Three Months Ended June 30		Year to Date June 30
	2024	2023	2024	2023
Income	(millions, except per share amounts)
Net income	$210.1	$182.2	$335.9	$327.9
Less: net income attributable to noncontrolling interests	3.1	3.1	6.2	6.2
Net income attributable to Evergy, Inc.	$207.0	$179.1	$329.7	$321.7
Common Shares Outstanding
Weighted average number of common shares outstanding - basic	230.3	230.1	230.2	230.0
Add: effect of dilutive securities	0.2	0.4	0.3	0.4
Diluted average number of common shares outstanding	230.5	230.5	230.5	230.4
Basic EPS	$0.90	$0.78	$1.43	$1.40
Diluted EPS	$0.90	$0.78	$1.43	$1.40
There were no anti-dilutive shares excluded from the computation of diluted EPS for the three months ended and year to date June 30, 2024. Anti-dilutive securities excluded from the computation of diluted EPS for the three months ended and year to date June 30, 2023 were 3,950,000 common shares issuable pursuant to a warrant. Also, there was no dilution resulting from Evergy's convertible notes for the three months ended and year to date June 30, 2024 and 2023.

Dividends Declared
In August 2024, Evergy's Board of Directors (Evergy Board) declared a quarterly dividend of $0.6425 per share on Evergy's common stock. The common dividend is payable on September 20, 2024, to shareholders of record as of August 20, 2024.
In August 2024, Evergy Kansas Central's Board of Directors declared a cash dividend to Evergy of up to $135.0 million, payable on or before September 19, 2024.
In August 2024, Evergy Metro's Board of Directors declared a cash dividend to Evergy of up to $110.0 million, payable on or before September 19, 2024.
Supplemental Cash Flow Information

Evergy
Year to Date June 30	2024	2023
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$265.5	$238.6
Income taxes, net of refunds	8.1	6.8
Right-of-use assets obtained in exchange for new operating lease liabilities	3.1	9.0
Right-of-use assets obtained in exchange for new finance lease liabilities	6.9	2.9
Non-cash investing transactions:
Property, plant and equipment additions	115.1	120.1

Evergy Kansas Central
Year to Date June 30	2024	2023
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$108.1	$95.1
Income taxes, net of refunds	7.3	52.2
Right-of-use assets obtained in exchange for new operating lease liabilities	1.3	4.6
Right-of-use assets obtained in exchange for new finance lease liabilities	4.9	2.9
Non-cash investing transactions:
Property, plant and equipment additions	72.5	58.6

Evergy Metro
Year to Date June 30	2024	2023
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$71.7	$64.4
Income taxes, net of refunds	3.5	(18.5)
Right-of-use assets obtained in exchange for new operating lease liabilities	1.6	4.2
Right-of-use assets obtained in exchange for new finance lease liabilities	2.0	—
Non-cash investing transactions:
Property, plant and equipment additions	25.9	41.5
Natural Gas Plant Investment
In April 2024, Evergy Missouri West purchased a 22% ownership interest representing approximately 145 MW in Dogwood Energy Center (Dogwood), an operational natural gas combined cycle facility located in Missouri, for approximately $60 million. The purchase was recorded as an asset acquisition to property, plant and equipment, net, on Evergy's consolidated balance sheet. The purchase was subject to terms and conditions listed in a stipulation and agreement approved by the Public Service Commission of the State of Missouri (MPSC) allowing Evergy Missouri West to recover in rates a return of and return on the original cost, net of accumulated depreciation, of

Dogwood. Evergy Missouri West shall also be allowed to recover in rates over two years a return of, but not a return on, the amount of the purchase price paid in excess of the original cost, net of accumulated depreciation, of Dogwood. In addition, net revenues generated from Evergy Missouri West's ownership of Dogwood from the date of closing to the date new rates become effective in Evergy Missouri West's current rate case shall not impact rates and shall be retained by Evergy Missouri West and reduce the amount of the purchase price paid in excess of the original cost, net of accumulated depreciation, of Dogwood to be recovered from customers.
2. REVENUE
Evergy's, Evergy Kansas Central's and Evergy Metro's revenues disaggregated by customer class are summarized in the following tables.

Evergy
	Three Months Ended June 30		Year to Date June 30
	2024	2023	2024	2023
Revenues	(millions)
Residential	$536.7	$492.7	$1,015.7	$951.3
Commercial	485.8	460.7	918.5	890.7
Industrial	174.7	157.3	335.1	316.4
Other retail	10.2	8.9	22.1	20.2
Total electric retail	$1,207.4	$1,119.6	$2,291.4	$2,178.6
Wholesale	73.3	83.1	144.3	153.5
Transmission	122.4	100.5	237.8	206.3
Industrial steam and other	4.0	5.8	14.2	17.5
Total revenue from contracts with customers	$1,407.1	$1,309.0	$2,687.7	$2,555.9
Other	40.4	45.2	90.8	95.1
Operating revenues	$1,447.5	$1,354.2	$2,778.5	$2,651.0

Evergy Kansas Central
	Three Months Ended June 30		Year to Date June 30
	2024	2023	2024	2023
Revenues	(millions)
Residential	$233.7	$192.3	$448.0	$384.4
Commercial	208.3	180.7	391.9	358.8
Industrial	114.2	98.2	220.2	206.7
Other retail	6.0	2.5	12.1	6.8
Total electric retail	$562.2	$473.7	$1,072.2	$956.7
Wholesale	47.7	58.8	115.8	126.4
Transmission	115.4	96.6	224.3	197.2
Other	—	—	1.8	1.7
Total revenue from contracts with customers	$725.3	$629.1	$1,414.1	$1,282.0
Other	2.0	10.5	6.4	36.2
Operating revenues	$727.3	$639.6	$1,420.5	$1,318.2

Evergy Metro
	Three Months Ended June 30		Year to Date June 30
	2024	2023	2024	2023
Revenues	(millions)
Residential	$184.9	$186.0	$340.9	$344.0
Commercial	185.0	197.3	356.2	373.2
Industrial	33.5	35.0	64.7	63.4
Other retail	2.3	3.4	5.5	6.1
Total electric retail	$405.7	$421.7	$767.3	$786.7
Wholesale	25.5	25.9	31.8	37.3
Transmission	4.9	3.3	9.8	7.1
Other	—	—	2.5	2.4
Total revenue from contracts with customers	$436.1	$450.9	$811.4	$833.5
Other	37.9	34.4	83.5	58.2
Operating revenues	$474.0	$485.3	$894.9	$891.7
3. RECEIVABLES
The Evergy Companies' receivables are detailed in the following table.

	June 30	December 31
	2024	2023
Evergy	(millions)
Customer accounts receivable - billed	$7.4	$2.6
Customer accounts receivable - unbilled	279.5	109.1
Other receivables	160.4	169.4
Allowance for credit losses	(18.0)	(24.2)
Total	$429.3	$256.9
Evergy Kansas Central
Customer accounts receivable - billed	$—	$—
Customer accounts receivable - unbilled	112.4	39.9
Other receivables	134.4	143.5
Allowance for credit losses	(8.8)	(11.6)
Total	$238.0	$171.8
Evergy Metro
Customer accounts receivable - billed	$—	$—
Customer accounts receivable - unbilled	93.2	27.2
Other receivables	36.1	35.7
Allowance for credit losses	(6.3)	(7.9)
Total	$123.0	$55.0

The Evergy Companies' other receivables as of June 30, 2024 and December 31, 2023, consisted primarily of receivables from partners in jointly-owned electric utility plants, wholesale sales receivables and receivables related to alternative revenue programs. The Evergy Companies' other receivables also included receivables from contracts with customers as summarized in the following table.

	June 30	December 31
	2024	2023
	(millions)
Evergy	$85.1	$61.5
Evergy Kansas Central	76.4	59.9
Evergy Metro	7.4	0.8
The change in the Evergy Companies' allowance for credit losses is summarized in the following table.

	2024	2023
Evergy	(millions)
Beginning balance January 1	$24.2	$31.4
Credit loss expense	2.0	0.6
Write-offs	(14.6)	(15.0)
Recoveries of prior write-offs	6.4	5.6
Ending balance June 30	$18.0	$22.6
Evergy Kansas Central
Beginning balance January 1	$11.6	$16.9
Credit loss expense (income)	1.4	(0.2)
Write-offs	(7.1)	(8.0)
Recoveries of prior write-offs	2.9	2.4
Ending balance June 30	$8.8	$11.1
Evergy Metro
Beginning balance January 1	$7.9	$9.3
Credit loss expense	1.1	0.6
Write-offs	(5.1)	(4.7)
Recoveries of prior write-offs	2.4	2.1
Ending balance June 30	$6.3	$7.3
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

	June 30	December 31
	2024	2023
	(millions)
Evergy	$329.0	$342.0
Evergy Kansas Central	169.0	166.0
Evergy Metro	110.0	126.0
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
In April 2024, the KCC issued an order adjusting Evergy Kansas Central's retail prices to include updated transmission costs as reflected in the Federal Energy Regulatory Commission (FERC) transmission formula rate (TFR). The new prices were effective in May 2024 and are expected to increase Evergy Kansas Central's annual retail revenues by $80.1 million when compared to 2023.
Evergy Metro 2024 TDC
In April 2024, the KCC issued an order adjusting Evergy Metro's retail prices to include updated transmission costs as reflected in the FERC TFR. The new prices were effective in May 2024 and are expected to increase Evergy Metro's annual retail revenues by $7.1 million when compared to 2023.
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
In November 2022, the MPSC issued a revised financing order authorizing Evergy Missouri West to issue securitized bonds to recover its extraordinary fuel and purchased power costs incurred as part of the February 2021 winter weather event. As part of the order, the MPSC found that Evergy Missouri West's costs were prudently incurred, that it should only be allowed to recover 95% of its extraordinary fuel and purchased power costs consistent with the 5% sharing provision of its fuel recovery mechanism, that it should be allowed to recover carrying costs incurred since February 2021 at Evergy Missouri West's long-term debt rate of 5.06% and approved a 15 year repayment period for the bonds with a 17 year legal maturity. Evergy Missouri West continued to record carrying charges on its February 2021 winter weather event regulatory asset until it issued the securitized bonds in February 2024. See Note 9 for additional information regarding the issuance of the securitized bonds.
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
See "Evergy Kansas Central TFR Formal Challenge" within this Note 4 for additional information regarding the March 2023 adjustment.
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
In December 2022, FERC issued an order addressing the challenge to the 2020 through 2022 over-collections which were refunded to customers as part of Evergy Kansas Central's 2023 TFR effective in March 2023. In February 2023, certain Evergy Kansas Central TFR customers submitted a formal complaint with FERC requesting the refund of over-collections related to the 2018 and 2019 rate years. As of June 30, 2024 and December 31, 2023, Evergy and Evergy Kansas Central had recorded a $7.1 million regulatory liability related to the 2018 and 2019 rate year refund request. A decision from FERC regarding this complaint is expected in 2024.
Evergy Metro TFR Annual Update
In the most recent two years, the updated TFR was expected to adjust Evergy Metro's annual transmission revenues by approximately:
•$23.7 million increase effective in January 2024; and
•$8.6 million increase effective in January 2023.
5. GOODWILL
GAAP requires goodwill to be tested for impairment annually and when an event occurs indicating the possibility that an impairment exists. Evergy's impairment test for the $2,336.6 million of goodwill that was recorded as a result of the Great Plains Energy, Inc. (Great Plains Energy) and Evergy Kansas Central merger was conducted as of May 1, 2024. The goodwill impairment test consists of comparing the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment. In the event that the carrying amount exceeds the fair value of the reporting unit, an impairment loss is recognized for the difference between the carrying amount of the reporting unit and its fair value. Evergy's consolidated operations are considered one reporting unit for assessment of impairment, as management assesses financial performance and allocates resources on a consolidated basis. The determination of fair value of the reporting unit consisted of two valuation techniques: an income approach consisting of a discounted cash flow analysis and a market approach consisting of a determination of reporting unit invested capital using a market multiple derived from the historical earnings before interest, income taxes, depreciation and amortization and market prices of the stock of peer companies. The results of the two techniques were evaluated and weighted to determine a point within the range that management considered representative of fair value for the reporting unit. The fair value of the reporting unit exceeded the carrying amount, including goodwill. As a result, there was no impairment of goodwill.
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
Evergy Kansas Central, Evergy Metro and Evergy Missouri West have AROs related to asbestos abatement and the closure and post-closure care of ponds and landfills containing coal combustion residuals (CCRs). In addition, Evergy Kansas Central and Evergy Metro have AROs related to decommissioning Wolf Creek Generating Station (Wolf Creek) and the retirement of wind generation facilities.
The following table summarizes the change in the Evergy Companies' AROs for the periods ending June 30, 2024 and December 31, 2023.

	Evergy		Evergy Kansas Central		Evergy Metro
	2024	2023	2024	2023	2024	2023
	(millions)
Beginning balance January 1	$1,203.1	$1,153.2	$599.3	$565.1	$460.4	$444.2
Additions	72.8	9.7	44.8	9.7	24.1	—
Revision in timing and/or estimates	—	3.2	—	1.6	—	1.6
Settlements	(7.0)	(21.8)	(4.5)	(9.8)	(2.3)	(8.6)
Accretion	28.4	58.8	16.4	32.7	10.3	23.2
Ending balance	$1,297.3	$1,203.1	$656.0	$599.3	$492.5	$460.4
Less: current portion	(44.9)	(40.3)	(25.9)	(22.2)	(16.6)	(16.0)
Total noncurrent asset retirement obligation	$1,252.4	$1,162.8	$630.1	$577.1	$475.9	$444.4
In the second quarter of 2024, Evergy, Evergy Kansas Central and Evergy Metro recorded $72.8 million, $44.8 million and $24.1 million of ARO liabilities, respectively, related to the new Environmental Protection Agency (EPA) CCR regulation focused on legacy surface impoundments and historic placements of CCR. This regulation expands applicability of the 2015 CCR regulation to inactive landfills and beneficial use sites not previously regulated. Evergy recorded an equal and offsetting regulatory asset for each ARO liability. See Note 12 for additional information regarding the regulation of CCRs.
In the second quarter of 2023, Evergy and Evergy Kansas Central became contractually obligated to retire the wind facilities and remove the foundations at Persimmon Creek Wind Farm 1, LLC (Persimmon Creek) as part of the acquisition, resulting in a $9.7 million increase to their ARO liabilities.

7. PENSION PLANS AND POST-RETIREMENT BENEFITS
Evergy and certain of its subsidiaries maintain, and Evergy Kansas Central and Evergy Metro participate in, qualified non-contributory defined benefit pension plans covering the majority of Evergy Kansas Central's and Evergy Metro's employees as well as certain non-qualified plans covering certain active and retired officers. Evergy is also responsible for its indirect 94% ownership share of Wolf Creek defined benefit plans, consisting of Evergy Kansas South's and Evergy Metro's respective 47% ownership shares.
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
For the three months ended and year to date June 30, 2024, Evergy, Evergy Kansas Central and Evergy Metro recorded no pension settlement charges. For the three months ended June 30, 2023, Evergy, Evergy Kansas Central and Evergy Metro recorded pension settlement (gains) losses of ($2.0) million, $0.2 million and ($2.2) million, respectively. Year to date June 30, 2023, Evergy, Evergy Kansas Central and Evergy Metro recorded pension settlement (gains) losses of ($17.9) million, $0.6 million and ($18.5) million, respectively. These settlement charges were the result of accelerated distributions as a result of employee retirements for certain plan participants. Evergy, Evergy Kansas Central and Evergy Metro deferred substantially all of the charges to regulatory assets or regulatory liabilities and expect to recover these amounts over future periods pursuant to regulatory agreements.
The following tables provide the components of net periodic benefit costs prior to the effects of capitalization and sharing with joint owners of power plants.

	Pension Benefits			Post-Retirement Benefits
Three Months Ended June 30, 2024	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$11.5	$4.8	$6.7	$0.4	$0.2	$0.2
Interest cost	22.4	11.4	10.8	2.5	1.3	1.3
Expected return on plan assets	(21.7)	(10.8)	(11.0)	(2.9)	(1.5)	(1.3)
Prior service cost	0.5	0.5	—	—	—	(0.1)
Recognized net actuarial (gain) loss	(4.4)	0.2	(4.3)	(1.0)	(0.5)	(0.5)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	8.3	6.1	2.2	(1.0)	(0.5)	(0.4)
Regulatory adjustment	6.9	(1.1)	7.8	—	0.2	(0.1)
Intercompany allocations	—	(0.6)	(0.6)	—	—	0.2
Net periodic benefit costs (income)	$15.2	$4.4	$9.4	$(1.0)	$(0.3)	$(0.3)

	Pension Benefits			Post-Retirement Benefits
Year to Date June 30, 2024	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$23.0	$9.5	$13.5	$0.8	$0.4	$0.4
Interest cost	44.8	22.8	21.5	5.0	2.6	2.5
Expected return on plan assets	(43.4)	(21.5)	(21.9)	(5.7)	(3.0)	(2.7)
Prior service cost	1.0	1.0	—	—	—	(0.2)
Recognized net actuarial (gain)/loss	(8.7)	0.4	(8.7)	(2.0)	(1.0)	(0.9)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	16.7	12.2	4.4	(1.9)	(1.0)	(0.9)
Regulatory adjustment	12.6	(3.2)	15.5	—	0.4	(0.2)
Intercompany allocations	—	(1.0)	(1.1)	—	—	0.3
Net periodic benefit costs (income)	$29.3	$8.0	$18.8	$(1.9)	$(0.6)	$(0.8)

	Pension Benefits			Post-Retirement Benefits
Three Months Ended June 30, 2023	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$12.0	$5.0	$7.0	$0.5	$0.3	$0.2
Interest cost	23.0	11.8	10.9	2.8	1.3	1.4
Expected return on plan assets	(22.1)	(11.2)	(10.9)	(3.0)	(1.5)	(1.4)
Prior service cost	0.5	0.5	—	—	—	(0.1)
Recognized net actuarial (gain)/loss	(3.9)	0.1	(3.8)	(1.1)	(0.5)	(0.5)
Settlement (gain) loss	(2.0)	0.2	(2.2)	—	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	7.5	6.4	1.0	(0.8)	(0.4)	(0.4)
Regulatory adjustment	22.0	6.9	15.1	(0.2)	(0.6)	0.4
Intercompany allocations	—	(0.6)	(0.3)	—	—	—
Net periodic benefit costs (income)	$29.5	$12.7	$15.8	$(1.0)	$(1.0)	$—

	Pension Benefits			Post-Retirement Benefits
Year to Date June 30, 2023	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$23.2	$9.6	$13.6	$0.9	$0.5	$0.4
Interest cost	45.4	23.2	21.7	5.6	2.7	2.7
Expected return on plan assets	(43.9)	(22.2)	(21.7)	(6.0)	(3.0)	(2.8)
Prior service cost	1.0	1.0	—	—	—	(0.2)
Recognized net actuarial (gain)/loss	(9.5)	(0.7)	(8.4)	(2.1)	(1.0)	(1.0)
Settlement (gain) loss	(17.9)	0.6	(18.5)	—	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	(1.7)	11.5	(13.3)	(1.6)	(0.8)	(0.9)
Regulatory adjustment	55.5	14.3	41.0	(0.3)	(1.2)	1.0
Intercompany allocations	—	(1.1)	(0.5)	—	0.1	—
Net periodic benefit costs (income)	$53.8	$24.7	$27.2	$(1.9)	$(1.9)	$0.1
The components of net periodic benefit costs other than the service cost component are included in other expense on the Evergy Companies' consolidated statements of income and comprehensive income.

Year to date June 30, 2024, Evergy, Evergy Kansas Central and Evergy Metro made no cash pension contributions. Evergy expects to make cash pension contributions of $36.8 million in 2024 to satisfy the Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and KCC and MPSC rate orders, of which $9.8 million is expected to be paid by Evergy Kansas Central and $27.0 million is expected to be paid by Evergy Metro.
Year to date June 30, 2024, Evergy, Evergy Kansas Central and Evergy Metro made post-retirement benefit contributions of $0.4 million, $0.2 million and $0.2 million, respectively. Evergy, Evergy Kansas Central and Evergy Metro expect to make additional contributions in 2024 of $0.2 million, $0.1 million and $0.1 million, respectively, to the post-retirement benefit plans.
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
A default by any borrower under the facility or one of its significant subsidiaries on other indebtedness totaling more than $100.0 million constitutes a default by that borrower under the facility. Under the terms of this facility, each of Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West is required to maintain a total indebtedness to total capitalization ratio, as defined in the facility, of not greater than 0.65 to 1.00 at all times. As of June 30, 2024, Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West were in compliance with this covenant.
The following table summarizes the committed credit facilities (excluding receivable sale facilities discussed in Note 3) available to the Evergy Companies as of June 30, 2024 and December 31, 2023.

		Amounts Drawn
	Master Credit Facility	Commercial Paper	Letters of Credit	Cash Borrowings	Available Borrowings	Weighted Average Interest Rate on Short-Term Borrowings
June 30, 2024	(millions)
Evergy, Inc.	$200.0	$—	$0.7	$—	$199.3	—%
Evergy Kansas Central	750.0	595.6	1.0	—	153.4	5.53%
Evergy Metro	850.0	264.3	1.0	—	584.7	5.50%
Evergy Missouri West	700.0	109.8	—	—	590.2	5.49%
Evergy	$2,500.0	$969.7	$2.7	$—	$1,527.6

December 31, 2023
Evergy, Inc.	$300.0	$—	$0.7	$—	$299.3	—%
Evergy Kansas Central	750.0	230.4	1.0	—	518.6	5.56%
Evergy Metro	750.0	423.3	—	—	326.7	5.58%
Evergy Missouri West	700.0	298.1	—	—	401.9	5.66%
Evergy	$2,500.0	$951.8	$1.7	$—	$1,546.5

9. LONG-TERM DEBT
Mortgage Bonds
In April 2024, Evergy Metro issued, at a discount, $300.0 million of 5.40% Mortgage Bonds, maturing in 2034. Proceeds were used to pay down commercial paper and for general corporate purposes.
In May 2024, Evergy Missouri West issued, at a discount, $300.0 million of 5.65% First Mortgage Bonds (FMBs), maturing in 2034. Proceeds were used to pay down commercial paper and for general corporate purposes.
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
10. DERIVATIVE INSTRUMENTS
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
The Evergy Companies consider various qualitative factors, such as contract and marketplace attributes, in designating derivative instruments at inception. The Evergy Companies may elect the normal purchases and normal sales (NPNS) exception, which requires the effects of the derivative to be recorded when the underlying contract settles under accrual accounting. The Evergy Companies account for derivative instruments that are not designated as NPNS primarily as either economic hedges or trading contracts (non-hedging derivatives) which are recorded as assets or liabilities on the consolidated balance sheets at fair value. See Note 11 for additional information on the Evergy Companies' methods for assessing the fair value of derivative instruments. Changes in the fair value of non-hedging derivatives that are related to the Evergy Companies' regulated operations are deferred to a regulatory asset or regulatory liability when determined to be probable of future recovery or refund from customers. Recovery of the actual costs incurred by regulated activities will not impact earnings but will impact cash flows due to the timing of the recovery mechanism. Cash flows for all derivative instruments are classified as operating activities on the Evergy Companies' statements of cash flows, with the exception of cash flows for interest rate swap agreements accounted for as cash flows hedges of forecasted debt transactions, which are recorded as financing activities. Changes in the fair value of non-hedging derivatives that are not related to the Evergy Companies' regulated operations are recorded in operating revenues on the Evergy Companies' statements of income and comprehensive income.

The Evergy Companies offset fair value amounts recognized for derivative instruments under master netting arrangements, which include rights to reclaim cash collateral (a receivable), or the obligation to return cash collateral (a payable).
The gross notional contract amount by commodity type for derivative instruments is summarized in the following table.

		June 30	December 31
Non-hedging derivatives	Notional volume unit of measure	2024	2023
Evergy		(millions)
Commodity contracts
Power	MWhs	108.9	52.9
Natural gas	MMBtu	774.1	559.9
Evergy Kansas Central
Commodity contracts
Power	MWhs	63.2	32.1
Natural gas	MMBtu	774.1	558.7
Evergy Metro
Commodity contracts
Power	MWhs	34.6	15.1
The fair values of Evergy's open derivative positions and balance sheet classifications are summarized in the following tables. The fair values below are gross values before netting agreements and netting of cash collateral.

		June 30	December 31
Evergy		2024	2023
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$23.7	$23.2
	Other assets - long-term	40.5	35.7
Natural gas	Other assets - current	27.2	68.1
	Other assets - long-term	4.1	6.0
Total derivative assets		$95.5	$133.0
Commodity contracts
Power	Other liabilities - current	$13.5	$21.0
	Other liabilities - long-term	38.0	32.9
Natural gas	Other liabilities - current	29.2	68.1
	Other liabilities - long-term	4.7	6.8
Total derivative liabilities		$85.4	$128.8

		June 30	December 31
Evergy Kansas Central		2024	2023
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$13.4	$18.3
	Other assets - long-term	40.5	35.7
Natural gas	Other assets - current	27.2	68.1
	Other assets - long-term	4.1	6.0
Total derivative assets		$85.2	$128.1
Commodity contracts
Power	Other liabilities - current	$11.7	$14.3
	Other liabilities - long-term	38.0	32.9
Natural gas	Other liabilities - current	29.2	67.0
	Other liabilities - long-term	4.7	6.8
Total derivative liabilities		$83.6	$121.0

		June 30	December 31
Evergy Metro		2024	2023
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$6.6	$2.1
Total derivative assets		$6.6	$2.1
Commodity contracts
Power	Other liabilities - current	$1.0	$5.7
Total derivative liabilities		$1.0	$5.7
The following tables present the line items on the Evergy Companies' consolidated balance sheets where derivative assets and liabilities are reported. The gross amounts offset in the tables below show the effect of master netting arrangements and include collateral posted to offset the net position.

June 30, 2024	Evergy	Evergy Kansas Central	Evergy Metro
Derivative Assets	(millions)
Current
Gross amounts recognized	$50.9	$40.6	$6.6
Gross amounts offset	(36.9)	(35.1)	(1.0)
Net amounts presented in other assets - current	$14.0	$5.5	$5.6
Long-Term
Gross amounts recognized	$44.6	$44.6	$—
Gross amounts offset	(12.3)	(12.3)	—
Net amounts presented in other assets - long-term	$32.3	$32.3	$—
Derivative Liabilities
Current
Gross amounts recognized	$42.7	$40.9	$1.0
Gross amounts offset	(35.4)	(33.5)	(1.0)
Net amounts presented in other liabilities - current	$7.3	$7.4	$—
Long-Term
Gross amounts recognized	$42.7	$42.7	$—
Gross amounts offset	(6.7)	(6.8)	—
Net amounts presented in other liabilities - long-term	$36.0	$35.9	$—

December 31, 2023	Evergy	Evergy Kansas Central	Evergy Metro
Derivative Assets	(millions)
Current
Gross amounts recognized	$91.3	$86.4	$2.1
Gross amounts offset	(78.4)	(75.3)	(2.1)
Net amounts presented in other assets - current	$12.9	$11.1	$—
Long-Term
Gross amounts recognized	$41.7	$41.7	$—
Gross amounts offset	(11.9)	(11.9)	—
Net amounts presented in other assets - long-term	$29.8	$29.8	$—
Derivative Liabilities
Current
Gross amounts recognized	$89.1	$81.3	$5.7
Gross amounts offset	(77.5)	(74.4)	(2.1)
Net amounts presented in other liabilities - current	$11.6	$6.9	$3.6
Long-Term
Gross amounts recognized	$39.7	$39.7	$—
Gross amounts offset	(5.9)	(5.9)	—
Net amounts presented in other liabilities - long-term	$33.8	$33.8	$—
The following table summarizes the amounts of gain (loss) recognized in income for the change in fair value of derivatives not designated as hedging instruments for the Evergy Companies.

		Three Months Ended June 30		Year to Date June 30
Location of gain (loss)	Contract type	2024	2023	2024	2023
Evergy		(millions)
Operating revenues	Commodity	$(3.9)	$2.7	$(9.9)	$17.6
Total		$(3.9)	$2.7	$(9.9)	$17.6
Evergy Kansas Central
Operating revenues	Commodity	$(3.9)	$2.7	$(9.9)	$17.6
Total		$(3.9)	$2.7	$(9.9)	$17.6
Credit risk of the Evergy Companies' derivative instruments relates to the potential adverse financial impact resulting from non-performance by a counterparty of its contractual obligations. The Evergy Companies maintain credit policies and employ credit risk mitigation, such as collateral requirements or letters of credit, when necessary to minimize their overall credit risk and monitor exposure. Substantially all of the Evergy Companies' counterparty credit risk associated with derivative instruments relates to Evergy Kansas Central's non-regulated energy marketing activities. As of June 30, 2024, if counterparty groups completely failed to perform on contracts, Evergy's and Evergy Kansas Central's maximum exposure related to derivative assets was $36.5 million. As of June 30, 2024, the potential loss after the consideration of applicable master netting arrangements and collateral received for Evergy and Evergy Kansas Central was $26.7 million.

Certain of the Evergy Companies' derivative instruments contain collateral provisions that are tied to the Evergy Companies' credit ratings and may require the posting of collateral for various reasons, including if the Evergy Companies' credit ratings were to fall below investment grade. Substantially all of these derivative instruments relate to Evergy Kansas Central's non-regulated energy marketing activities. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of June 30, 2024, was $40.0 million for which Evergy and Evergy Kansas Central have posted $2.5 million collateral in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered as of June 30, 2024, Evergy and Evergy Kansas Central could be required to post an additional $37.4 million of collateral to their counterparties.
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

	June 30, 2024		December 31, 2023
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt(a)	(millions)
Evergy(b)	$12,774.1	$11,699.3	$11,853.3	$11,044.9
Evergy Kansas Central	4,581.8	4,031.8	4,580.4	4,176.6
Evergy Metro	3,222.5	2,958.8	2,924.4	2,738.8
(a) Includes current maturities.
(b) Book value as of June 30, 2024 and December 31, 2023, includes $84.3 million and $87.0 million, respectively, of fair value adjustments recorded in connection with purchase accounting for the Great Plains Energy and Evergy Kansas Central merger, which are not part of future principal payments and will amortize over the remaining life of the associated debt instrument.

Recurring Fair Value Measurements
The following tables include balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	June 30, 2024	Netting	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$143.8	$—	$134.1	$—	$—	$9.7
International equity funds	77.4	—	77.4	—	—	—
Core bond fund	57.8	—	57.8	—	—	—
High-yield bond fund	30.4	—	30.4	—	—	—
Emerging markets bond fund	18.5	—	18.5	—	—	—
Alternative investments fund	42.9	—	—	—	—	42.9
Real estate securities fund	16.3	—	—	—	—	16.3
Cash equivalents	0.5	—	0.5	—	—	—
Total nuclear decommissioning trust	387.6	—	318.7	—	—	68.9
Rabbi trust
Fixed income funds	14.6	—	14.6	—	—	—
Equity funds	7.0	—	7.0	—	—	—
Combination debt/equity/other fund	1.7	—	1.7	—	—	—
Cash equivalents	0.2	—	0.2	—	—	—
Total rabbi trust	23.5	—	23.5	—	—	—
Derivative instruments - commodity contracts(b)
Power	37.0	(16.9)	15.9	36.4	1.6	—
Natural gas	0.8	(30.5)	25.2	6.1	—	—
Total derivative assets	37.8	(47.4)	41.1	42.5	1.6	—
Total assets	448.9	(47.4)	383.3	42.5	1.6	68.9
Liabilities
Derivative instruments - commodity contracts(b)
Power	39.9	(9.8)	8.1	40.0	1.6	—
Natural gas	3.4	(30.5)	27.7	6.2	—	—
Total derivative liabilities	43.3	(40.3)	35.8	46.2	1.6	—
Total liabilities	$43.3	$(40.3)	$35.8	$46.2	$1.6	$—
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$340.6	$—	$340.6	$—	$—	$—
Debt securities
U.S. Treasury	47.0	—	47.0	—	—	—
State and local obligations	2.2	—	—	2.2	—	—
Corporate bonds	46.8	—	—	46.8	—	—
Foreign governments	0.1	—	—	0.1	—	—
Cash equivalents	3.4	—	3.4	—	—	—
Total nuclear decommissioning trust	440.1	—	391.0	49.1	—	—
Self-insured health plan trust(c)
Equity securities	2.2	—	2.2	—	—	—
Debt securities	11.4	—	2.6	8.8	—	—
Cash and cash equivalents	3.3	—	3.3	—	—	—
Total self-insured health plan trust	16.9	—	8.1	8.8	—	—
Derivative instruments - commodity contracts(b)
Power	5.6	(1.0)	—	—	6.6	—
Total derivative assets	5.6	(1.0)	—	—	6.6	—
Total assets	462.6	(1.0)	399.1	57.9	6.6	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(1.0)	—	—	1.0	—
Total derivative liabilities	—	(1.0)	—	—	1.0	—
Total liabilities	$—	$(1.0)	$—	$—	$1.0	$—

Description	June 30, 2024	Netting	Level 1	Level 2	Level 3	NAV
Other Evergy	(millions)
Assets
Rabbi trusts
Core bond fund	$8.5	$—	$8.5	$—	$—	$—
Total rabbi trusts	8.5	—	8.5	—	—	—
Derivative instruments - commodity contracts(b)
Power	2.9	(0.8)	—	—	3.7	—
Total derivative assets	2.9	(0.8)	—	—	3.7	—
Total assets	11.4	(0.8)	8.5	—	3.7	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(0.8)	—	—	0.8	—
Total derivative liabilities	—	(0.8)	—	—	0.8	—
Total liabilities	$—	$(0.8)	$—	$—	$0.8	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$827.7	$—	$709.7	$49.1	$—	$68.9
Rabbi trusts	32.0	—	32.0	—	—	—
Self-insured health plan trust(c)	16.9	—	8.1	8.8	—	—
Derivative instruments - commodity contracts(b)
Power	45.5	(18.7)	15.9	36.4	11.9	—
Natural gas	0.8	(30.5)	25.2	6.1	—	—
Total derivative assets	46.3	(49.2)	41.1	42.5	11.9	—
Total assets	922.9	(49.2)	790.9	100.4	11.9	68.9
Liabilities
Derivative instruments - commodity contracts(b)
Power	39.9	(11.6)	8.1	40.0	3.4	—
Natural gas	3.4	(30.5)	27.7	6.2	—	—
Total derivative liabilities	43.3	(42.1)	35.8	46.2	3.4	—
Total liabilities	$43.3	$(42.1)	$35.8	$46.2	$3.4	$—

Description	December 31, 2023	Netting	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$133.1	$—	$123.3	$—	$—	$9.8
International equity funds	72.6	—	72.6	—	—	—
Core bond fund	56.2	—	56.2	—	—	—
High-yield bond fund	29.1	—	29.1	—	—	—
Emerging markets bond fund	18.3	—	18.3	—	—	—
Alternative investments fund	37.9	—	—	—	—	37.9
Real estate securities fund	17.2	—	—	—	—	17.2
Cash equivalents	0.7	—	0.7	—	—	—
Total nuclear decommissioning trust	365.1	—	300.2	—	—	64.9
Rabbi trust
Fixed income funds	15.2	—	15.2	—	—	—
Equity funds	7.4	—	7.4	—	—	—
Combination debt/equity/other fund	1.7	—	1.7	—	—	—
Cash equivalents	0.2	—	0.2	—	—	—
Total rabbi trust	24.5	—	24.5	—	—	—
Derivative instruments - commodity contracts(b)
Power	40.2	(13.8)	16.3	32.2	5.5	—
Natural gas	0.7	(73.4)	72.7	1.4	—	—
Total derivative assets	40.9	(87.2)	89.0	33.6	5.5	—
Total assets	430.5	(87.2)	413.7	33.6	5.5	64.9
Liabilities
Derivative instruments - commodity contracts(b)
Power	40.3	(6.9)	9.4	34.6	3.2	—
Natural gas	0.4	(73.4)	72.6	1.2	—	—
Total derivative liabilities	40.7	(80.3)	82.0	35.8	3.2	—
Total liabilities	$40.7	$(80.3)	$82.0	$35.8	$3.2	$—
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$302.4	$—	$302.4	$—	$—	$—
Debt securities
U.S. Treasury	47.9	—	47.9	—	—	—
State and local obligations	3.8	—	—	3.8	—	—
Corporate bonds	43.9	—	—	43.9	—	—
Foreign governments	0.1	—	—	0.1	—	—
Cash equivalents	3.2	—	3.2	—	—	—
Total nuclear decommissioning trust	401.3	—	353.5	47.8	—	—
Self-insured health plan trust(c)
Equity securities	2.0	—	2.0	—	—	—
Debt securities	9.4	—	2.5	6.9	—	—
Cash and cash equivalents	4.3	—	4.3	—	—	—
Total self-insured health plan trust	15.7	—	8.8	6.9	—	—
Derivative instruments - commodity contracts(b)
Power	—	(2.1)	—	—	2.1	—
Total derivative assets	—	(2.1)	—	—	2.1	—
Total assets	417.0	(2.1)	362.3	54.7	2.1	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	3.6	(2.1)	—	—	5.7	—
Total derivative liabilities	3.6	(2.1)	—	—	5.7	—
Total liabilities	$3.6	$(2.1)	$—	$—	$5.7	$—

Description	December 31, 2023	Netting	Level 1	Level 2	Level 3	NAV
Other Evergy	(millions)
Assets
Rabbi trusts
Core bond fund	$8.8	$—	$8.8	$—	$—	$—
Total rabbi trusts	8.8	—	8.8	—	—	—
Derivative instruments - commodity contracts(b)
Power	1.8	(1.0)	—	—	2.8	—
Total derivative assets	1.8	(1.0)	—	—	2.8	—
Total assets	10.6	(1.0)	8.8	—	2.8	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(1.0)	—	—	1.0	—
Natural gas	1.1	—	—	1.1	—	—
Total derivative liabilities	1.1	(1.0)	—	1.1	1.0	—
Total liabilities	$1.1	$(1.0)	$—	$1.1	$1.0	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$766.4	$—	$653.7	$47.8	$—	$64.9
Rabbi trusts	33.3	—	33.3	—	—	—
Self-insured health plan trust(c)	15.7	—	8.8	6.9	—	—
Derivative instruments - commodity contracts(b)
Power	42.0	(16.9)	16.3	32.2	10.4	—
Natural gas	0.7	(73.4)	72.7	1.4	—	—
Total derivative assets	42.7	(90.3)	89.0	33.6	10.4	—
Total assets	858.1	(90.3)	784.8	88.3	10.4	64.9
Liabilities
Derivative instruments - commodity contracts(b)
Power	43.9	(10.0)	9.4	34.6	9.9	—
Natural gas	1.5	(73.4)	72.6	2.3	—	—
Total derivative liabilities	45.4	(83.4)	82.0	36.9	9.9	—
Total liabilities	$45.4	$(83.4)	$82.0	$36.9	$9.9	$—
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

	June 30, 2024		December 31, 2023		June 30, 2024
	Fair	Unfunded	Fair	Unfunded	Redemption	Length of
	Value	Commitments	Value	Commitments	Frequency	Settlement
Evergy Kansas Central	(millions)
Nuclear decommissioning trust:
Domestic equity funds	$9.7	$1.4	$9.8	$1.4	(a)	(a)
Alternative investments fund(b)	42.9	—	37.9	—	Quarterly	65 days
Real estate securities fund(b)	16.3	—	17.2	—	Quarterly	65 days
Total Evergy investments at NAV	$68.9	$1.4	$64.9	$1.4
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
The following table summarizes the net unrealized gains (losses) for the Evergy Companies' nuclear decommissioning trusts and rabbi trusts.

	Three Months Ended June 30		Year to Date June 30
	2024	2023	2024	2023
Evergy	(millions)
Nuclear decommissioning trust - equity securities	$22.0	$25.2	$52.3	$54.7
Nuclear decommissioning trust - debt securities	(0.4)	(1.3)	(1.7)	0.8
Rabbi trusts - equity securities	(0.1)	0.1	0.3	1.7
Total	$21.5	$24.0	$50.9	$57.2
Evergy Kansas Central
Nuclear decommissioning trust - equity securities	$12.0	$7.9	$20.5	$22.0
Rabbi trust - equity securities	—	0.2	0.5	1.5
Total	$12.0	$8.1	$21.0	$23.5
Evergy Metro
Nuclear decommissioning trust - equity securities	$10.0	$17.3	$31.8	$32.7
Nuclear decommissioning trust - debt securities	(0.4)	(1.3)	(1.7)	0.8
Total	$9.6	$16.0	$30.1	$33.5
12. COMMITMENTS AND CONTINGENCIES
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
Mercury and Air Toxics Standards (MATS)
In April 2024, the EPA finalized a rule to tighten certain aspects of the MATS rule. The EPA is lowering the emission limit for particulate matter (PM), requiring the use of PM continuous emissions monitors (CEMS) and lowering the mercury emission limit for lignite coal-fired electric generating units (EGUs). The Evergy Companies' cost to comply is not expected to be material.
Ozone Interstate Transport State Implementation Plans (ITSIP)
In 2015, the EPA lowered the Ozone National Ambient Air Quality Standards (NAAQS) from 75 ppb to 70 ppb. Impacted states were required to submit ITSIPs in 2018 to comply with the "Good Neighbor Provision" of the Clean Air Act (CAA). The EPA did not act on these ITSIP submissions by the deadline established in the CAA and entered consent decrees establishing deadlines to take final action on various ITSIPs. In February 2022, the EPA published a proposed rule to disapprove the ITSIPs submitted by nineteen states including Missouri and Oklahoma. In April 2022, the EPA published a final approval of the Kansas ITSIP in the Federal Register. The Missouri Department of Natural Resources (MDNR) submitted a supplemental ITSIP to the EPA in November 2022. In February 2023, the EPA published a final rule disapproving the ITSIPs submitted by nineteen states, including the final disapproval of the Missouri and Oklahoma ITSIPs. In April 2023, the Attorneys General of Missouri and Oklahoma filed Petitions for Review in the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) and the U.S. Court of Appeals for the Tenth Circuit (Tenth Circuit), respectively, challenging the EPA's disapproval. In May 2023, the Eighth Circuit granted a stay of the EPA's disapproval of the Missouri ITSIP. Similarly, in July 2023, the Tenth Circuit granted a stay of the EPA's disapproval of the Oklahoma ITSIP. In July 2024, the EPA signed a proposed rule to disapprove the supplemental ITSIP that Missouri submitted in November 2022. Due to uncertainty regarding the stays of the EPA's disapprovals of the Missouri and Oklahoma ITSIPs, the Evergy Companies are unable to accurately assess the impact on their operations or consolidated financial results, but the cost to comply could be material. In January 2024, the EPA proposed to disapprove the ITSIP for Kansas and four other states. The Kansas ITSIP was previously approved in April 2022. The impact of the EPA's disapproval of the Kansas ITSIP could have a material impact on the Evergy Companies' operations.
Ozone Interstate Transport Federal Implementation Plans (ITFIP)
In April 2022, the EPA published in the Federal Register the proposed ITFIP to resolve outstanding "Good Neighbor" obligations with respect to the 2015 Ozone NAAQS for twenty-six states including Missouri and Oklahoma. This ITFIP would establish a revised Cross-State Air Pollution Rule (CSAPR) ozone season nitrogen oxide (NOx) emissions trading program for EGUs beginning in 2023 and would limit ozone season NOx emissions from certain industrial stationary sources beginning in 2026. The proposed rule would also establish a new daily backstop NOx emissions rate limit for applicable coal-fired units larger than 100 MW, as well as unit-specific NOx emission rate limits for certain industrial emission units and would feature "dynamic" adjustments of emission budgets for EGUs beginning with ozone season 2025. The proposed ITFIP included reductions to the state ozone season NOx budgets for Missouri and Oklahoma beginning in 2023 with additional reductions in future years. The Evergy Companies provided formal comments as part of the rulemaking process. In March 2023, the EPA issued the final ITFIPs for twenty-three states, including Missouri and Oklahoma, which included reduced ozone season NOx budgets for EGUs in Missouri, Oklahoma and other states, and included other features and requirements that were in the proposed version of the rule. Because the EPA's authority to impose an ITFIP for a state is triggered by the state's failure to submit an ITSIP addressing NAAQS by the statutory deadline or disapproval of an ITSIP, the EPA lacks authority under the Clean Air Act to impose an ITFIP on a state for which state implementation plan (SIP) disapprovals have been stayed by the courts. Accordingly, the EPA issued interim final rules staying the effectiveness of the ITFIP in both Missouri and Oklahoma while the stays issued by the Eighth and Tenth Circuits in the ITSIP disapproval cases remain in place. During this time, both states will continue to operate under the existing CSAPR program. While Kansas was not originally included in the ITFIP, in January 2024, the EPA issued a proposal to include Kansas in the ITFIP. If finalized, the ITFIP for Kansas would become effective for the 2025 ozone season beginning in May 2025. In June 2024, the United States Supreme Court issued an order granting emergency motions for stay filed by state and industry petitioners of the final ITFIP pending further review of the ITFIP by the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit). Missouri, Kansas and Oklahoma are not named petitioners; therefore, the Evergy Companies are awaiting further guidance from the EPA regarding the status of the final ITFIP for Missouri and Oklahoma as well as the proposed ITFIP for Kansas. If the ITFIP ultimately takes effect for Missouri, Kansas and Oklahoma following the pending litigation, the impact on the Evergy Companies' operations and the cost to comply could be material.
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
The Missouri SIP revision does not require any additional reductions from the Evergy Companies' generating units in the state. MDNR submitted the Missouri SIP revision to the EPA in August 2022, however, they failed to do so by the EPA's revised submittal deadline in August 2022. As a result, in August 2022, the EPA published "finding of failure" with respect to Missouri and fourteen other states for failing to submit their Regional Haze SIP revisions by the applicable deadline. This finding of failure established a two-year deadline for the EPA to issue a Regional Haze federal implementation plan (FIP) for each state unless the state submits and the EPA approves a revised SIP that meets all applicable requirements before the EPA issues the FIP. In July 2024, the EPA published in the Federal Register a proposal to partially approve and partially disapprove Missouri's Regional Haze SIP revision.
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
In June 2024, the EPA entered into a consent decree to resolve a suit filed by several environmental organizations for the EPA's nation-wide failure to take final action to approve or disapprove Regional Haze SIP revisions. If finalized, the overall costs of implementing these proposed rules could be material to the Evergy Companies.

Greenhouse Gases
Burning coal and other fossil fuels releases carbon dioxide (CO2) and other gases referred to as greenhouse gases (GHG). Various regulations under the CAA limit CO2 and other GHG emissions, and in addition, other measures are being imposed or offered by individual states, municipalities and regional agreements with the goal of reducing GHG emissions. In April 2024, the EPA finalized the GHG regulations and GHG guidelines that apply to new and existing fossil fuel fired EGUs. The final GHG regulation establishes CO2 limitations on emissions from new and reconstructed stationary combustion turbines. The GHG guidelines set CO2 emission limitations for existing coal, oil and gas-fired steam generating units. For new and reconstructed stationary combustion turbines, the emission limitations were developed by applying the Best System of Emission Reduction (BSER) to three distinct subcategories (low load, intermediate load and base load) taking into consideration the annual capacity factor of the stationary combustion turbine. For intermediate and base load stationary combustion turbines, BSER is assumed to be the utilization of highly efficient combustion turbine technology. Base load stationary combustion turbines are also required to consider the emissions reduction associated with the application of carbon capture and sequestration (CCS) beginning in 2032. For existing coal-fired EGUs, the emission limitations were established by applying the BSER to two subcategories (medium and long-term). For medium-term existing coal-fired units, which are units retiring between 2032 and 2038, the BSER established emission limitation is based on co-firing natural gas beginning in 2030. For units operating in 2039 and after, BSER is the application of CCS starting in 2032. In July 2024, the D.C. Circuit denied motions of stay filed by various states, industry and trade organizations; however, the D.C. Circuit has ordered expedited review of the challenges to the final regulations and guidelines.
The Evergy Companies are in the process of reviewing the final GHG regulation and guidelines however, due to uncertainty regarding the implementation of these final rules and ongoing judicial review, the Evergy Companies are unable to accurately assess the impacts on their operations or consolidated financial results, but the cost to comply could be material.
Water
The Evergy Companies discharge some of the water used in generation and other operations containing substances deemed to be pollutants. In April 2024, the EPA finalized an update to the Effluent Limitation Guidelines (ELG) for steam electric power generating facilities to address the vacated limitations and prior reviews of the existing rule by the current administration. Flue Gas Desulfurization (FGD) wastewater, bottom ash transport wastewater (BATW), coal residual leachate (CRL), and legacy wastewater are addressed in the rulemaking. FGD, BATW and CRL at operating facilities are required to achieve zero liquid discharge as soon as feasible and no later than December 2029. The Evergy Companies have reviewed the modifications to limitations on FGD wastewater and bottom ash transport water and the Evergy Companies do not believe the impact to be material. The Evergy Companies are reviewing the limitations on CRL, its impact on their operations and financial results and believe the cost to comply will not be material. In June 2024, multiple legal challenges to the ELG were consolidated in the Eighth Circuit that could impact the timing or cost to comply.
Regulation of CCRs
In the course of operating their coal generation plants, the Evergy Companies produce CCRs, including fly ash, gypsum and bottom ash. The EPA published a rule to regulate CCRs in April 2015 that requires additional CCR handling, processing and storage equipment and closure of certain ash disposal units. In January 2022, the EPA published proposed determinations for facilities that filed closure extensions for unlined or clay-lined CCR units. These proposed determinations include various interpretations of the CCR regulations and compliance expectations that may impact all owners of CCR units. These interpretations could require modified compliance plans such as different methods of CCR unit closure. Additionally, more stringent remediation requirements for units that are in corrective action or forced to go into corrective action are possible. In April 2022, the Utility Solid Waste Activities Group (USWAG) and other interested parties filed similar petitions in the D.C. Circuit challenging the EPA's legal positions regarding the CCR rule determinations proposed in January 2022. In June 2024, the D.C. Circuit dismissed these cases for lack of jurisdiction. Additional legal challenges on issues associated with the January 2022 determinations are expected. The cost to comply with these proposed determinations by the EPA could be material.

In April 2024, the EPA finalized an expansion to the CCR regulations focused on legacy surface impoundments and historic placements of CCR. This regulation expands applicability of the 2015 CCR regulation to inactive landfills and beneficial use sites not previously regulated.
The Evergy Companies have recorded AROs for their current estimates for the closure of ash disposal ponds and landfills and recorded additional ARO liabilities in the second quarter of 2024 related to the April 2024 CCR regulation. See Note 6 for additional information on AROs. The revision of these AROs may be required in the future due to information collected in the April 2024 CCR regulation's Facility Evaluation Reports (FERs), changes in existing CCR regulations, the results of groundwater monitoring of CCR units or changes in interpretation of existing CCR regulations or changes in the timing or cost to close ash disposal ponds and landfills. The revision of AROs for regulated operations has no income statement impact due to the deferral of the adjustments through a regulatory asset. If revisions to these AROs are necessary, the impact on the Evergy Companies' operations or consolidated financial results could be material.
13. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
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
The operating expenses and capital costs billed for jointly-owned plants and shared services are detailed in the following table.

	Three Months Ended June 30		Year to Date June 30
	2024	2023	2024	2023
	(millions)
Evergy Kansas Central billings to Evergy Missouri West	$10.4	$9.9	$17.5	$16.1
Evergy Metro billings to Evergy Missouri West	31.3	30.4	59.5	57.2
Evergy Kansas Central billings to Evergy Metro	12.3	12.0	23.6	22.9
Evergy Metro billings to Evergy Kansas Central	32.8	31.7	65.2	60.6

Related Party Net Receivables and Payables
The following table summarizes Evergy Kansas Central's and Evergy Metro's related party net receivables and payables.

	June 30	December 31
	2024	2023
Evergy Kansas Central	(millions)
Net payable to Evergy	$(171.3)	$(274.5)
Net payable to Evergy Metro	(22.4)	(19.6)
Net receivable from Evergy Missouri West	17.2	11.3

Evergy Metro
Net receivable from Evergy	$17.9	$15.9
Net receivable from Evergy Kansas Central	22.4	19.6
Net receivable from Evergy Missouri West	74.2	91.9
Money Pool
Evergy Kansas Central, Evergy Metro and Evergy Missouri West are authorized to participate in the Evergy, Inc. money pool, which is an internal financing arrangement in which funds may be lent on a short-term basis between Evergy Kansas Central, Evergy Metro, Evergy Missouri West and Evergy, Inc. Evergy, Inc. can lend but not borrow under the money pool.
As of June 30, 2024 and December 31, 2023, Evergy Metro had no outstanding receivables or payables under the money pool. As of June 30, 2024, Evergy Kansas Central had a $157.8 million outstanding payable to Evergy, Inc. under the money pool. As of December 31, 2023, Evergy Kansas Central had a $261.4 million outstanding payable to Evergy, Inc. under the money pool.
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

	June 30	December 31
	2024	2023
Evergy Kansas Central	(millions)
Income taxes receivable from (payable to) Evergy	$(2.9)	$11.5

Evergy Metro
Income taxes payable to Evergy	$(16.5)	$(6.8)
14. VARIABLE INTEREST ENTITIES
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
Evergy Missouri West Storm Funding is considered a VIE. Evergy Missouri West is the primary beneficiary of the VIE primarily because, as described above, Evergy Missouri West has the power to direct the activities of Evergy Missouri West Storm Funding that most significantly impact economic performance and Evergy Missouri West has the obligation to absorb losses or the right to receive benefits from Evergy Missouri West Storm Funding that could potentially be significant. Therefore, Evergy Missouri West consolidates Evergy Missouri West Storm Funding.
The following table summarizes the impact of Evergy Missouri West Storm Funding on Evergy's consolidated balance sheet as of June 30, 2024. There was no impact on Evergy's consolidated balance sheet as of December 31, 2023.

June 30
2024
Evergy	(millions)
Current assets
Regulatory assets	$15.4
Other	6.9
Other assets
Regulatory assets	302.6
Other	1.7
Current liabilities
Current maturities of long-term debt	19.5
Accrued interest	6.0
Long-term liabilities
Long-term debt, net	303.6

15. TAXES
Components of income tax expense are detailed in the following tables.

Evergy
	Three Months Ended June 30		Year to Date June 30
	2024	2023	2024	2023
Current income taxes	(millions)
Federal	$0.7	$5.6	$10.9	$10.6
State	9.2	7.2	17.3	11.9
Total	9.9	12.8	28.2	22.5
Deferred income taxes
Federal	6.7	5.5	4.2	13.2
State	(7.4)	(5.6)	(14.1)	(8.9)
Total	(0.7)	(0.1)	(9.9)	4.3
Investment tax credit amortization	(1.8)	(1.9)	(3.6)	(3.6)
Income tax expense	$7.4	$10.8	$14.7	$23.2

Evergy Kansas Central
	Three Months Ended June 30		Year to Date June 30
	2024	2023	2024	2023
Current income taxes	(millions)
Federal	$10.2	$3.4	$14.5	$21.5
State	4.2	2.9	7.3	4.9
Total	14.4	6.3	21.8	26.4
Deferred income taxes
Federal	(7.7)	(0.7)	(10.2)	(10.7)
State	(2.9)	(1.6)	(4.7)	(2.3)
Total	(10.6)	(2.3)	(14.9)	(13.0)
Investment tax credit amortization	(0.9)	(0.9)	(1.9)	(1.9)
Income tax expense	$2.9	$3.1	$5.0	$11.5

Evergy Metro
	Three Months Ended June 30		Year to Date June 30
	2024	2023	2024	2023
Current income taxes	(millions)
Federal	$3.9	$3.3	$5.9	$(1.8)
State	3.9	3.6	7.2	5.2
Total	7.8	6.9	13.1	3.4
Deferred income taxes
Federal	6.0	8.1	10.8	20.5
State	(3.3)	(2.4)	(6.2)	(3.6)
Total	2.7	5.7	4.6	16.9
Investment tax credit amortization	(0.8)	(0.9)	(1.6)	(1.7)
Income tax expense	$9.7	$11.7	$16.1	$18.6

Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Evergy
	Three Months Ended June 30		Year to Date June 30
	2024	2023	2024	2023
Federal statutory income tax	21.0%	21.0%	21.0%	21.0%
COLI policies	(1.2)	(1.3)	(1.2)	(1.3)
State income taxes	0.5	—	0.5	0.2
Flow through depreciation for plant-related differences	(8.7)	(7.1)	(8.6)	(7.4)
Federal tax credits	(6.8)	(6.3)	(6.7)	(5.0)
Non-controlling interest	(0.3)	(0.3)	(0.3)	(0.3)
AFUDC equity	(0.4)	(0.6)	(0.3)	(0.6)
Amortization of federal investment tax credits	(0.6)	(0.6)	(0.6)	(0.6)
Valuation allowance	—	0.4	—	0.2
Officer compensation limitation	(0.3)	0.2	0.1	0.2
Other	0.2	0.2	0.3	0.2
Effective income tax rate	3.4%	5.6%	4.2%	6.6%

Evergy Kansas Central
	Three Months Ended June 30		Year to Date June 30
	2024	2023	2024	2023
Federal statutory income tax	21.0%	21.0%	21.0%	21.0%
COLI policies	(1.9)	(2.3)	(1.9)	(2.4)
State income taxes	0.6	0.7	0.6	0.7
Flow through depreciation for plant-related differences	(5.8)	(2.6)	(5.6)	(3.4)
Federal tax credits	(10.5)	(12.3)	(10.7)	(9.0)
Non-controlling interest	(0.4)	(0.5)	(0.5)	(0.5)
AFUDC equity	(0.5)	(0.4)	(0.5)	(0.5)
Amortization of federal investment tax credits	(0.4)	(0.4)	(0.4)	(0.4)
Stock compensation	—	0.1	—	(0.1)
Other	0.2	0.1	0.1	0.2
Effective income tax rate	2.3%	3.4%	2.1%	5.6%

Evergy Metro
	Three Months Ended June 30		Year to Date June 30
	2024	2023	2024	2023
Federal statutory income tax	21.0%	21.0%	21.0%	21.0%
COLI policies	(0.1)	(0.1)	(0.1)	(0.1)
State income taxes	0.6	1.0	0.7	0.9
Flow through depreciation for plant-related differences	(7.8)	(8.4)	(7.8)	(8.3)
Federal tax credits	(0.7)	(0.2)	(0.7)	(0.2)
AFUDC equity	(0.2)	(0.9)	(0.1)	(0.9)
Amortization of federal investment tax credits	(0.8)	(0.8)	(0.8)	(0.8)
Stock compensation	—	—	0.6	0.4
Officer compensation limitation	(0.4)	0.6	0.3	0.6
Other	—	(0.1)	—	(0.2)
Effective income tax rate	11.6%	12.1%	13.1%	12.4%
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
Evergy Missouri West Securitized Bonds
In February 2024, Evergy Missouri West Storm Funding issued, at a discount, $331.1 million of 5.10% Securitized Bonds in order to recover the extraordinary fuel and purchased power costs incurred as part of the February 2021 winter weather event. See Notes 4 and 9 to the consolidated financial statements for additional information regarding the securitized bonds.
Natural Gas Plant Investment
In April 2024, Evergy Missouri West purchased a 22% ownership interest representing approximately 145 MW in Dogwood, an operational natural gas combined cycle facility located in Missouri, for approximately $60 million. The purchase was recorded as an asset acquisition to property, plant and equipment, net on Evergy's consolidated balance sheet. The purchase was subject to terms and conditions listed in a stipulation and agreement approved by the MPSC allowing Evergy Missouri West to recover in rates a return of and return on the original cost, net of accumulated depreciation, of Dogwood. Evergy Missouri West shall also be allowed to recover in rates over two years a return of, but not a return on, the amount of the purchase price paid in excess of the original cost, net of accumulated depreciation, of Dogwood. In addition, net revenues generated from Evergy Missouri West's ownership of Dogwood from the date of closing to the date new rates become effective in Evergy Missouri West's current rate case shall not impact rates and shall be retained by Evergy Missouri West and reduce the amount of the purchase price paid in excess of the original cost, net of accumulated depreciation, of Dogwood to be recovered from customers.
Kansas Legislation
In April 2024, Kansas H.B. 2527 was signed into law by the Governor of Kansas. Most notably, H.B. 2527 includes a plant-in service accounting (PISA) provision that can be elected by Kansas electric public utilities to defer and recover as regulatory assets 90% of depreciation expense and associated return on investment linked to qualifying electric plants in service. Qualifying electric plant includes all rate base additions by an electric public utility, but does not include transmission facilities or new electric generating units. The deferred depreciation and return on the associated regulatory asset are required to be included in determining the utility's rate base during subsequent general rate proceedings. The return on the deferred regulatory asset balances will be calculated using the weighted average cost of capital. Utilities that elect the PISA provision can make qualifying deferrals of depreciation and return from July 2024 through December 2030. Evergy Kansas Central and Evergy Metro elected the PISA provision in their Kansas jurisdictions effective in July 2024.
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
Wolf Creek Refueling Outage and Fuel Supply
Wolf Creek's most recent refueling outage began in March 2024 and the unit returned to service in May 2024. Wolf Creek's next refueling outage is planned to begin in the fourth quarter of 2025.
In May 2024, President Biden signed into law the Prohibiting Russian Uranium Imports Act, which limits the importation of uranium from Russia. The Evergy Companies have a Russian-sourced contract beginning in 2026 to obtain nuclear fuel and haven taken mitigating measures to minimize the impact of the Prohibiting Russian Uranium Imports Act to their supply chain. The Evergy Companies do not expect a material impact to their supply chain or financial results.
Earnings Overview
The following table summarizes Evergy's net income and diluted earnings per common share (EPS).

	Three Months Ended June 30			Year to Date June 30
	2024	Change	2023	2024	Change	2023
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$207.0	$27.9	$179.1	$329.7	$8.0	$321.7
Earnings per common share, diluted	0.90	0.12	0.78	1.43	0.03	1.40
Net income attributable to Evergy, Inc. increased for the three months ended June 30, 2024, compared to the same period in 2023, primarily due to new Evergy Kansas Central retail rates effective in December 2023, higher transmission revenues, lower pension non-service costs, higher retail sales driven by favorable weather and higher weather-normalized demand and mark-to-market losses related to forward contracts for natural gas and electricity in 2023; partially offset by higher taxes other than income tax, depreciation, operating and maintenance and interest expense in the second quarter of 2024.
Diluted EPS increased for the three months ended June 30, 2024, compared to the same period in 2023, primarily due to the increase in net income attributable to Evergy, Inc. discussed above.
Net income attributable to Evergy, Inc. increased year to date June 30, 2024, compared to the same period in 2023, primarily due to new Evergy Kansas Central retail rates effective in December 2023, higher transmission revenues, lower pension non-service costs, higher retail sales driven by favorable weather and higher weather-normalized demand and lower income tax expense; partially offset by higher operating and maintenance, taxes other than income tax, depreciation and interest expense in 2024.
Diluted EPS increased year to date June 30, 2024, compared to the same period in 2023, primarily due to the increase in net income attributable to Evergy, Inc. discussed above.
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
Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) for the three months ended and year to date June 30, 2024 were $207.0 million or $0.90 per share and $331.7 million or $1.44 per share, respectively. For the three months ended and year to date June 30, 2023, Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) were $186.1 million or $0.81 per share and $322.2 million or $1.40 per share, respectively.
In addition to net income attributable to Evergy, Inc. and diluted EPS, Evergy's management uses adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) to evaluate earnings and EPS without:
i.the mark-to-market impacts of economic hedges related to Evergy Kansas Central's 8% ownership share of JEC;
ii.the costs resulting from non-regulated energy marketing margins from the February 2021 winter weather event; and
iii.the second quarter 2023 recognition of a regulatory liability for the refund to customers of revenues previously collected since October 2019 for costs related to an electric subdivision rebate program to be refunded to customers in accordance with a June 2020 KCC order.
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

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
Three Months Ended June 30	2024		2023
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$207.0	$0.90	$179.1	$0.78
Non-GAAP reconciling items:
Mark-to-market impact of JEC economic hedges, pre-tax(a)	—	—	6.4	0.03
Non-regulated energy marketing costs related to February 2021 winter weather event, pre-tax(b)	—	—	0.1	—
Electric subdivision rebate program costs refund, pre-tax(c)	—	—	2.6	0.01
Income tax benefit(d)	—	—	(2.1)	(0.01)
Adjusted earnings (non-GAAP)	$207.0	$0.90	$186.1	$0.81

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
Year to Date June 30	2024		2023
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$329.7	$1.43	$321.7	$1.40
Non-GAAP reconciling items:
Mark-to-market impact of JEC economic hedges, pre-tax(a)	2.6	0.01	(2.0)	(0.01)
Non-regulated energy marketing costs related to February 2021 winter weather event, pre-tax(b)	—	—	0.2	—
Electric subdivision rebate program costs refund, pre-tax(c)	—	—	2.6	0.01
Income tax benefit(d)	(0.6)	—	(0.3)	—
Adjusted earnings (non-GAAP)	$331.7	$1.44	$322.2	$1.40
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
(c)Reflects the second quarter 2023 recognition of a regulatory liability for the refund to customers of revenues previously collected since October 2019 for costs related to an electric subdivision rebate program to be refunded to customers in accordance with a June 2020 KCC order that are included in operating revenues on the consolidated statements of comprehensive income.
(d)Reflects an income tax effect calculated at a statutory rate of approximately 22%.
ENVIRONMENTAL MATTERS
See Note 12 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 13 to the consolidated financial statements for information regarding related party transactions.

EVERGY RESULTS OF OPERATIONS
The following table summarizes Evergy's comparative results of operations.

	Three Months Ended June 30			Year to Date June 30
	2024	Change	2023	2024	Change	2023
	(millions)
Operating revenues	$1,447.5	$93.3	$1,354.2	$2,778.5	$127.5	$2,651.0
Fuel and purchased power	359.0	14.2	344.8	735.4	36.4	699.0
SPP network transmission costs	100.0	24.6	75.4	172.7	16.1	156.6
Operating and maintenance	237.7	10.1	227.6	469.2	25.3	443.9
Depreciation and amortization	280.1	10.7	269.4	556.2	23.4	532.8
Taxes other than income tax	112.6	12.2	100.4	226.7	23.9	202.8
Income from operations	358.1	21.5	336.6	618.3	2.4	615.9
Other income (expense), net	1.0	12.7	(11.7)	5.3	17.0	(11.7)
Interest expense	143.6	9.9	133.7	276.8	20.0	256.8
Income tax expense	7.4	(3.4)	10.8	14.7	(8.5)	23.2
Equity in earnings of equity method investees, net of income taxes	2.0	0.2	1.8	3.8	0.1	3.7
Net income	210.1	27.9	182.2	335.9	8.0	327.9
Less: Net income attributable to noncontrolling interests	3.1	—	3.1	6.2	—	6.2
Net income attributable to Evergy, Inc.	$207.0	$27.9	$179.1	$329.7	$8.0	$321.7

Gross Margin (GAAP) and Utility Gross Margin (non-GAAP)
The following tables summarize Evergy's gross margin (GAAP) and MWhs sold and reconcile Evergy's gross margin (GAAP) to Evergy's utility gross margin (non-GAAP). See "Executive Summary - Non-GAAP Measures", above for additional information regarding gross margin (GAAP) and utility gross margin (non-GAAP).

	Revenues and Expenses			MWhs Sold
Three Months Ended June 30	2024	Change	2023	2024	Change	2023
Retail revenues	(millions)			(thousands)
Residential	$536.7	$44.0	$492.7	3,824	208	3,616
Commercial	485.8	25.1	460.7	4,559	121	4,438
Industrial	174.7	17.4	157.3	2,124	6	2,118
Other retail revenues	10.2	1.3	8.9	25	(6)	31
Total electric retail	1,207.4	87.8	1,119.6	10,532	329	10,203
Wholesale revenues	73.3	(9.8)	83.1	3,342	(156)	3,498
Transmission revenues	122.4	21.9	100.5	N/A	N/A	N/A
Other revenues	44.4	(6.6)	51.0	N/A	N/A	N/A
Operating revenues	1,447.5	93.3	1,354.2	13,874	173	13,701
Fuel and purchased power	(359.0)	(14.2)	(344.8)
SPP network transmission costs	(100.0)	(24.6)	(75.4)
Operating and maintenance(a)	(137.2)	(16.1)	(121.1)
Depreciation and amortization	(280.1)	(10.7)	(269.4)
Taxes other than income tax	(112.6)	(12.2)	(100.4)
Gross margin (GAAP)	458.6	15.5	443.1
Operating and maintenance(a)	137.2	16.1	121.1
Depreciation and amortization	280.1	10.7	269.4
Taxes other than income tax	112.6	12.2	100.4
Utility gross margin (non-GAAP)	$988.5	$54.5	$934.0
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $100.5 million and $106.5 million for the three months ended June 30, 2024 and 2023, respectively.

	Revenues and Expenses			MWhs Sold
Year to Date June 30	2024	Change	2023	2024	Change	2023
Retail revenues	(millions)			(thousands)
Residential	$1,015.7	$64.4	$951.3	7,566	209	7,357
Commercial	918.5	27.8	890.7	8,849	100	8,749
Industrial	335.1	18.7	316.4	4,171	(11)	4,182
Other retail revenues	22.1	1.9	20.2	52	(10)	62
Total electric retail	2,291.4	112.8	2,178.6	20,638	288	20,350
Wholesale revenues	144.3	(9.2)	153.5	6,636	(410)	7,046
Transmission revenues	237.8	31.5	206.3	N/A	N/A	N/A
Other revenues	105.0	(7.6)	112.6	N/A	N/A	N/A
Operating revenues	2,778.5	127.5	2,651.0	27,274	(122)	27,396
Fuel and purchased power	(735.4)	(36.4)	(699.0)
SPP network transmission costs	(172.7)	(16.1)	(156.6)
Operating and maintenance(a)	(273.1)	(33.8)	(239.3)
Depreciation and amortization	(556.2)	(23.4)	(532.8)
Taxes other than income tax	(226.7)	(23.9)	(202.8)
Gross margin (GAAP)	814.4	(6.1)	820.5
Operating and maintenance(a)	273.1	33.8	239.3
Depreciation and amortization	556.2	23.4	532.8
Taxes other than income tax	226.7	23.9	202.8
Utility gross margin (non-GAAP)	$1,870.4	$75.0	$1,795.4
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $196.1 million and $204.6 million year to date June 30, 2024 and 2023, respectively.

Evergy's gross margin (GAAP) increased $15.5 million for the three months ended June 30, 2024, compared to the same period in 2023 and Evergy's utility gross margin (non-GAAP) increased $54.5 million for the three months ended June 30, 2024, compared to the same period in 2023, both measures were driven by:
•a $29.3 million net increase from new retail rates in Kansas effective in December 2023 consisting of $34.8 million from higher Evergy Kansas Central retail rates, partially offset by $5.5 million from lower Evergy Metro retail rates;
•a $21.9 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2024;
•a $9.4 million increase primarily due to higher retail sales driven by favorable weather (cooling degree days increased by 7%) and higher weather-normalized residential and commercial demand;
•a $6.4 million increase due to mark-to-market losses related to forward contracts for natural gas and electricity entered into as economic hedges against fuel price volatility related to Evergy Kansas Central's 8% ownership share of JEC in the second quarter of 2023; and
•a $6.3 million increase due to Evergy Missouri West's recovery of extraordinary fuel and purchased power costs incurred as part of the February 2021 winter weather event through a securitized utility tariff charge effective in February 2024; partially offset by
•an $11.1 million decrease as a result of recording a reduction in the second quarter of 2023 to Evergy Metro's Earnings Review and Sharing Plan (ERSP) refund obligation to customers; and
•a $7.7 million decrease related to non-regulated sales in the second quarter of 2023 related to Evergy Kansas Central's 8% ownership share of JEC, which is included in rate base in 2024 as a result of Evergy Kansas Central's 2023 rate case.

Additionally, the increase in Evergy's gross margin (GAAP) was also driven by:
•a $16.1 million increase in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by a $10.9 million increase in transmission and distribution operating and maintenance expense and an $8.9 million increase in plant operating and maintenance expense at fossil-fuel generating units; partially offset by an $8.5 million decrease in plant operating and maintenance expense at Wolf Creek as further described below;
•a $12.2 million increase in taxes other than income tax as further described below; and
•a $10.7 million increase in depreciation and amortization as further described below.
Evergy's gross margin (GAAP) decreased $6.1 million year to date June 30, 2024, compared to the same period in 2023 and Evergy's utility gross margin (non-GAAP) increased $75.0 million year to date June 30, 2024, compared to the same period in 2023, both measures were driven by:
•a $56.8 million net increase from new retail rates in Kansas effective in December 2023 consisting of $66.7 million from higher Evergy Kansas Central retail rates, partially offset by $9.9 million from lower Evergy Metro retail rates;
•a $31.5 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2024;
•a $12.2 million increase primarily due to higher retail sales driven by favorable weather (cooling degree days increased by 8%) and higher weather-normalized residential and commercial demand; and
•a $5.2 million increase due to Evergy Missouri West's recovery of extraordinary fuel and purchased power costs incurred as part of the February 2021 winter weather event through a securitized utility tariff charge effective in February 2024; partially offset by
•a $15.0 million decrease related to non-regulated sales in 2023 related to Evergy Kansas Central's 8% ownership share of JEC, which is included in rate base in 2024 as a result of Evergy Kansas Central's 2023 rate case;
•an $11.1 million decrease as a result of recording a reduction in the second quarter of 2023 to Evergy Metro's ERSP refund obligation to customers; and
•a $4.6 million decrease due to higher mark-to-market losses related to forward contracts for natural gas and electricity entered into as economic hedges against fuel price volatility related to Evergy Kansas Central's 8% ownership share of JEC in 2024.
Additionally, the decrease in Evergy's gross margin (GAAP) was also driven by:
•a $33.8 million increase in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by a $21.3 million increase in transmission and distribution operating and maintenance expense and a $10.3 million increase in plant operating and maintenance expense at fossil-fuel generating units; partially offset by a $4.2 million decrease in plant operating and maintenance expense at Wolf Creek as further described below;
•a $23.9 million increase in taxes other than income tax as further described below; and
•a $23.4 million increase in depreciation and amortization as further described below.

Operating and Maintenance
Evergy's operating and maintenance expense increased $10.1 million for the three months ended June 30, 2024, compared to the same period in 2023, primarily driven by:
•a $10.9 million increase in transmission and distribution operating and maintenance expenses driven by a $6.2 million increase in non-labor expense primarily due to $3.3 million of higher costs incurred from storms in the second quarter of 2024 and a $1.2 million increase in vegetation management costs and a $4.7 million increase in labor expense in the second quarter of 2024 driven by lower capitalization activity related to the installation of transformers and meters in the second quarter of 2024, higher storm outage activity and higher employee headcount; and
•an $8.9 million increase in plant operating and maintenance expense at fossil-fuel generating units primarily due to a $10.0 million increase at Evergy Kansas Central driven by a major maintenance outage at JEC in 2024; partially offset by
•an $8.5 million decrease in plant operating and maintenance expense at Wolf Creek at Evergy Kansas Central and Evergy Metro primarily driven by lower labor expense due to an increase in labor capitalization as a result of the refueling outage completed in May 2024.
Evergy's operating and maintenance expense increased $25.3 million year to date June 30, 2024, compared to the same period in 2023, primarily driven by:
•a $21.3 million increase in transmission and distribution operating and maintenance expenses driven by an $11.3 million increase in labor expense primarily due to a decrease in labor capitalization in 2024 driven by lower capitalization activity related to the installation of transformers and meters in 2024, higher storm outage activity and higher employee headcount and a $10.0 million increase in non-labor expense primarily due to $3.6 million of higher costs incurred from storms in 2024 and a $1.6 million increase in vegetation management costs; and
•a $10.3 million increase in plant operating and maintenance expense at fossil-fuel generating units primarily due to a $12.5 million increase at Evergy Kansas Central driven by a major maintenance outage at JEC in 2024; partially offset by
•a $4.4 million decrease due to the amortization of Evergy Kansas Central's refunds to customers of storm reserves previously collected in rates in accordance with Evergy Kansas Central's 2023 rate case; and
•a $4.2 million decrease in plant operating and maintenance expense at Wolf Creek at Evergy Kansas Central and Evergy Metro primarily driven by lower labor expense due to an increase in labor capitalization as a result of the refueling outage completed in May 2024.
Depreciation and Amortization
Evergy's depreciation and amortization increased $10.7 million for the three months ended June 30, 2024, compared to the same period in 2023, driven by:
•a $7.3 million increase primarily due to a change in depreciation rates as a result of Evergy Kansas Central's and Evergy Metro's 2023 rate cases effective in December 2023; and
•a $3.4 million increase primarily due to capital additions.
Evergy's depreciation and amortization increased $23.4 million year to date June 30, 2024, compared to the same period in 2023, driven by:
•a $14.7 million increase primarily due to a change in depreciation rates as a result of Evergy Kansas Central's and Evergy Metro's 2023 rate cases effective in December 2023; and
•an $8.7 million increase primarily due to capital additions.

Taxes Other than Income Tax
Evergy's taxes other than income tax increased $12.2 million for the three months ended June 30, 2024, compared to the same period in 2023, primarily driven by increases at Evergy Kansas Central and Evergy Metro primarily due to the rebasing of property taxes as a result of Evergy Kansas Central's and Evergy Metro's 2023 rate cases effective in December 2023.
Evergy's taxes other than income tax increased $23.9 million year to date June 30, 2024, compared to the same period in 2023, primarily driven by increases at Evergy Kansas Central and Evergy Metro primarily due to the rebasing of property taxes as a result of Evergy Kansas Central's and Evergy Metro's 2023 rate cases effective in December 2023.
Other Income (Expense), Net
Evergy's other expense, net for the three months ended June 30, 2023 became other income, net for the three months ended June 30, 2024 as a result of a $12.7 million increase in net other income items, primarily driven by an $11.3 million decrease in pension non-service costs primarily due to the resetting of pension expense in retail rates as a result of Evergy Kansas Central's and Evergy Metro's 2023 rate cases effective in December 2023.
Evergy's other expense, net year to date June 30, 2023 became other income, net year to date June 30, 2024 as a result of a $17.0 million increase in net other income items, primarily driven by:
•a $21.5 million decrease in pension non-service costs primarily due to the resetting of pension expense in retail rates as a result of Evergy Kansas Central's and Evergy Metro's 2023 rate cases effective in December 2023; partially offset by
•a $7.9 million decrease in investment earnings primarily driven by a $5.0 million decrease in carrying charges related to deferred Evergy Missouri West's costs associated with the February 2021 winter weather event to be recovered through a securitized utility tariff charge effective in February 2024.
Interest Expense
Evergy's interest expense increased $9.9 million for the three months ended June 30, 2024, compared to the same period in 2023, primarily driven by:
•a $33.2 million increase due to issuances of long-term debt; partially offset by
•a $15.7 million decrease in interest expense on short-term borrowings primarily due to lower short-term debt balances in the second quarter of 2024.
Evergy's interest expense increased $20.0 million year to date June 30, 2024, compared to the same period in 2023, primarily driven by:
•a $64.7 million increase due to issuances of long-term debt; partially offset by
•a $25.4 million decrease in interest expense on short-term borrowings primarily due to lower short-term debt balances in 2024; and
•a $7.8 million decrease due to higher debt allowance for funds used during construction (AFUDC) primarily driven by higher construction work in progress balances in 2024.
Income Tax Expense
Evergy's income tax expense decreased $3.4 million for the three months ended June 30, 2024, compared to the same period in 2023, primarily driven by:
•a $5.5 million decrease primarily due to higher amortization of excess deferred income taxes authorized by Evergy Kansas Central's and Evergy Metro's 2023 rate case; and
•a $2.8 million decrease primarily due to higher wind and other income tax credits in 2024 principally driven by the acquisition of Persimmon Creek in the second quarter of 2023; partially offset by
•a $5.4 million increase primarily due to Evergy Kansas Central higher pre-tax income in the second quarter of 2024; partially offset by Evergy Metro and Evergy Missouri West lower pre-tax income in the second quarter of 2024.

Evergy's income tax expense decreased $8.5 million year to date June 30, 2024, compared to the same period in 2023, primarily driven by:
•a $5.9 million decrease primarily due to higher wind and other income tax credits in 2024 principally driven by the acquisition of Persimmon Creek in the second quarter of 2023; and
•a $4.3 million decrease primarily due to higher amortization of excess deferred income taxes authorized by Evergy Kansas Central's and Evergy Metro's 2023 rate case.
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
Short-Term Borrowings
As of June 30, 2024, Evergy had $1,527.6 million of available borrowing capacity under its master credit facility. The available borrowing capacity under the master credit facility consisted of $199.3 million for Evergy, Inc., $153.4 million for Evergy Kansas Central, $584.7 million for Evergy Metro and $590.2 million for Evergy Missouri West. The Evergy Companies' borrowing capacity under the master credit facility also supports their issuance of commercial paper. See Note 8 to the consolidated financial statements for more information regarding the master credit facility.
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
Pensions
Year to date June 30, 2024, Evergy made no cash pension contributions. Evergy expects to make cash pension contributions of $36.8 million in 2024. Year to date June 30, 2024, Evergy made post-retirement benefit contributions of $0.4 million. Evergy expects to make additional post-retirement benefit contributions of $0.2 million in 2024. See Note 7 to the consolidated financial statements for additional information on Evergy's pension and post-retirement plans.

Debt Covenants
As of June 30, 2024, Evergy was in compliance with all debt covenants under the master credit facility and certain debt instruments that contain restrictions that require the maintenance of certain capitalization and leverage ratios. See Note 8 to the consolidated financial statements for more information.
Regulatory Authorizations
The following table summarizes the regulatory short-term and long-term debt financing authorizations for Evergy Kansas Central, Evergy Kansas South, Evergy Metro and Evergy Missouri West and the remaining amount available under these authorizations as of June 30, 2024.

Type of Authorization	Commission	Expiration Date	Authorization Amount	Available Under Authorization
Evergy Kansas Central & Evergy Kansas South			(in millions)
Short-Term Debt	FERC	December 2024	$1,250.0	$496.6
Evergy Metro
Short-Term Debt	FERC	December 2024	$1,250.0	$985.7
Evergy Missouri West
Short-Term Debt	FERC	December 2024	$750.0	$526.7
Long-Term Debt	FERC	October 2024	$600.0	$—
In July 2024, Evergy Kansas Central, Evergy Kansas South, Evergy Metro and Evergy Missouri West filed requests with FERC to issue and to have outstanding at any one time up to $1,250.0 million, $1,000.0 million, $1,250.0 million and $750.0 million in short-term debt instruments, respectively, through December 2026. Evergy Kansas Central, Evergy Kansas South, Evergy Metro and Evergy Missouri West have requested a response from FERC by October 4, 2024.
In July 2024, Evergy Missouri West filed a request with FERC to issue up to a total of $600.0 million in long-term debt instruments for a two-year authorization period beginning on the date of the FERC approval. Evergy Missouri West has requested a response from FERC by November 22, 2024.
Cash Flows
The following table presents Evergy's cash flows from operating, investing and financing activities.

Year to Date June 30	2024	2023
	(millions)
Cash Flows from Operating Activities	$634.8	$715.2
Cash Flows used in Investing Activities	(1,270.1)	(1,307.4)
Cash Flows from Financing Activities	643.1	598.4
Cash Flows from Operating Activities
Evergy's cash flows from operating activities decreased $80.4 million year to date June 30, 2024, compared to the same period in 2023, primarily driven by a decrease in cash receipts for retail electric sales in 2024 primarily due to lower collection of receivables in January in 2024 compared to the same period in 2023.

Cash Flows used in Investing Activities
Evergy's cash flows used in investing activities decreased $37.3 million year to date June 30, 2024, compared to the same period in 2023, primarily driven by:
•the acquisition of Persimmon Creek for $217.9 million, net of cash acquired, in 2023; partially offset by
•a $191.9 million increase in other additions to property, plant and equipment, due to increases at Evergy Kansas Central and Evergy Missouri West of $77.3 million and $112.0 million, respectively, primarily due to increased spending for a variety of capital projects including transmission and distribution projects related to grid resiliency and other infrastructure improvements, and Evergy Missouri West's purchase of a joint ownership interest in Dogwood for approximately $60 million in April 2024.
Cash Flows from Financing Activities
Evergy's cash flows from financing activities increased $44.7 million year to date June 30, 2024, compared to the same period in 2023, primarily driven by:
•a $350.0 million increase due to lower retirements of long-term debt, net due to Evergy Metro's repayment of $300.0 million of 3.15% Senior Notes in March 2023 and Evergy Kansas South's repayment of $50.0 million of 6.15% FMBs in May 2023; and
•a $230.2 million increase in proceeds from long-term debt, net due to the issuance of $920.7 million of long-term debt year to date June 30, 2024, compared to the issuance of $690.5 million of long-term debt in the same period in 2023; partially offset by
•a $520.5 million decrease in short-term debt borrowings primarily driven by the repayment of commercial paper borrowings with proceeds from long-term debt issuances.
EVERGY KANSAS CENTRAL, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Kansas Central is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Kansas Central's comparative results of operations.

Year to Date June 30	2024	Change	2023
	(millions)
Operating revenues	$1,420.5	$102.3	$1,318.2
Fuel and purchased power	262.6	4.4	258.2
SPP network transmission costs	172.7	16.1	156.6
Operating and maintenance	233.6	10.4	223.2
Depreciation and amortization	279.7	26.9	252.8
Taxes other than income tax	125.9	15.7	110.2
Income from operations	346.0	28.8	317.2
Other income (expense), net	7.5	14.1	(6.6)
Interest expense	114.0	7.2	106.8
Income tax expense	5.0	(6.5)	11.5
Equity in earnings of equity method investees, net of income taxes	1.6	(0.4)	2.0
Net income	236.1	41.8	194.3
Less: Net income attributable to noncontrolling interests	6.2	—	6.2
Net income attributable to Evergy Kansas Central, Inc.	$229.9	$41.8	$188.1

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

	Revenues and Expenses			MWhs Sold
Year to Date June 30	2024	Change	2023	2024	Change	2023
Retail revenues	(millions)			(thousands)
Residential	$448.0	$63.6	$384.4	3,111	144	2,967
Commercial	391.9	33.1	358.8	3,543	44	3,499
Industrial	220.2	13.5	206.7	2,630	(28)	2,658
Other retail revenues	12.1	5.3	6.8	19	(1)	20
Total electric retail	1,072.2	115.5	956.7	9,303	159	9,144
Wholesale revenues	115.8	(10.6)	126.4	4,454	(163)	4,617
Transmission revenues	224.3	27.1	197.2	N/A	N/A	N/A
Other revenues	8.2	(29.7)	37.9	N/A	N/A	N/A
Operating revenues	1,420.5	102.3	1,318.2	13,757	(4)	13,761
Fuel and purchased power	(262.6)	(4.4)	(258.2)
SPP network transmission costs	(172.7)	(16.1)	(156.6)
Operating and maintenance (a)	(131.9)	(18.7)	(113.2)
Depreciation and amortization	(279.7)	(26.9)	(252.8)
Taxes other than income tax	(125.9)	(15.7)	(110.2)
Gross margin (GAAP)	447.7	20.5	427.2
Operating and maintenance (a)	131.9	18.7	113.2
Depreciation and amortization	279.7	26.9	252.8
Taxes other than income tax	125.9	15.7	110.2
Utility gross margin (non-GAAP)	$985.2	$81.8	$903.4
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $101.7 million and $110.0 million year to date June 30, 2024 and 2023, respectively.

Evergy Kansas Central's gross margin (GAAP) increased $20.5 million year to date June 30, 2024, compared to the same period in 2023, and Evergy Kansas Central's utility gross margin (non-GAAP) increased $81.8 million year to date June 30, 2024, compared to the same period in 2023, both measures were driven by:
•a $66.7 million increase primarily from new Evergy Kansas Central retail rates effective in December 2023;
•a $27.1 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2024; and
•a $14.2 million increase primarily due to higher retail sales driven by favorable weather (cooling degree days increased 10%) and higher weather-normalized residential and commercial demand; partially offset by
•a $15.0 million decrease related to non-regulated sales in 2023 related to Evergy Kansas Central's 8% ownership share of JEC, which is included in rate base in 2024 as a result of Evergy Kansas Central's 2023 rate case;
•a $6.6 million decrease related to Evergy Kansas Central's transmission delivery charge (TDC) rider in 2024; and
•a $4.6 million decrease due to higher mark-to-market losses related to forward contracts for natural gas and electricity entered into as economic hedges against fuel price volatility related to Evergy Kansas Central's 8% ownership share of JEC in 2024.

Additionally, the increase in Evergy Kansas Central's gross margin (GAAP) was also driven by:
•a $26.9 million increase in depreciation and amortization as described further below; and
•an $18.7 million increase in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by a $12.5 million increase in plant operating and maintenance expense at fossil-fuel generating units and a $7.4 million increase in transmission and distribution operating and maintenance expense; partially offset by a $2.2 million decrease in operating and maintenance expense at Wolf Creek as described further below; and
•a $15.7 million increase in taxes other than income tax as described further below.
Evergy Kansas Central Operating and Maintenance
Evergy Kansas Central's operating and maintenance expense increased $10.4 million year to date June 30, 2024, compared to the same period in 2023, primarily driven by:
•a $12.5 million increase in plant operating and maintenance expense at fossil-fuel generating units primarily due to a major maintenance outage at JEC in 2024; and
•a $7.4 million increase in transmission and distribution operating and maintenance expense primarily due to a $5.2 million increase in labor expense primarily due to a decrease in labor capitalization driven by lower capitalization activity related to the installation of transformers and meters in 2024, higher storm outage activity and higher employee headcount; partially offset by
•a $4.4 million decrease due to the amortization of refunds to customers of storms reserves previously collected in rates in accordance with Evergy Kansas Central's 2023 rate case; and
•a $2.2 million decrease in plant operating and maintenance expense at Wolf Creek primarily driven by lower labor expense due to an increase in labor capitalization as a result of the refueling outage completed in May 2024.
Evergy Kansas Central Depreciation and Amortization
Evergy Kansas Central's depreciation and amortization expense increased $26.9 million year to date June 30, 2024, compared to the same period in 2023, driven by:
•a $20.2 million increase primarily due to a change in depreciation rates as a result of Evergy Kansas Central's 2023 rate case effective in December 2023; and
•a $6.7 million increase primarily due to capital additions.
Evergy Kansas Central Taxes Other than Income Tax
Evergy Kansas Central's taxes other than income tax increased $15.7 million year to date June 30, 2024, compared to the same period in 2023, primarily driven by the rebasing of property taxes as a result of Evergy Kansas Central's 2023 rate case effective in December 2023.
Evergy Kansas Central Other Income, Net
Evergy Kansas Central's other expense, net year to date June 30, 2023 became other income, net year to date June 30, 2024 as a result of a $14.1 million increase in net other income items, primarily driven by:
•a $9.2 million decrease in pension non-service costs primarily due to the resetting of pension expense in retail rates as a result of Evergy Kansas Central's 2023 rate case effective in December 2023; and
•a $5.4 million increase in equity AFUDC principally driven by higher construction work in progress balances in 2024.

Evergy Kansas Central Interest Expense
Evergy Kansas Central's interest expense increased $7.2 million year to date June 30, 2024, compared to the same period in 2023, primarily driven by:
•a $13.5 million increase due to issuances of long-term debt; partially offset by
•a $4.7 million decrease due to higher debt AFUDC primarily driven by higher construction work in progress balances in 2024.
Evergy Kansas Central Income Tax Expense
Evergy Kansas Central's income tax expense decreased $6.5 million year to date June 30, 2024, compared to the same period in 2023, primarily driven by:
•a $7.3 million decrease primarily due to higher wind and other income tax credits in 2024 principally driven by the acquisition of Persimmon Creek in the second quarter of 2023; and
•a $6.9 million decrease primarily due to higher amortization of excess deferred income taxes authorized by Evergy Kansas Central's 2023 rate case; partially offset by
•a $7.8 million increase due to higher pre-tax income in 2024.
EVERGY METRO, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Metro is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Metro's comparative results of operations.

Year to Date June 30	2024	Change	2023
	(millions)
Operating revenues	$894.9	$3.2	$891.7
Fuel and purchased power	282.1	24.7	257.4
Operating and maintenance	135.5	3.4	132.1
Depreciation and amortization	202.4	(5.4)	207.8
Taxes other than income tax	73.5	7.8	65.7
Income from operations	201.4	(27.3)	228.7
Other expense, net	(2.0)	10.9	(12.9)
Interest expense	76.0	10.4	65.6
Income tax expense	16.1	(2.5)	18.6
Net income	$107.3	$(24.3)	$131.6

Evergy Metro Gross Margin (GAAP) and Utility Gross Margin (non-GAAP)
The following table summarizes Evergy Metro's gross margin (GAAP) and MWhs sold and reconciles Evergy Metro's gross margin (GAAP) to Evergy Metro's utility gross margin (non-GAAP). See "Executive Summary - Non-GAAP Measures" for additional information regarding gross margin (GAAP) and utility gross margin (non-GAAP).

	Revenues and Expenses			MWhs Sold
Year to Date June 30	2024	Change	2023	2024	Change	2023
Retail revenues	(millions)			(thousands)
Residential	$340.9	(3.1)	$344.0	2,681	60	2,621
Commercial	356.2	(17.0)	373.2	3,603	11	3,592
Industrial	64.7	1.3	63.4	857	20	837
Other retail revenues	5.5	(0.6)	6.1	24	(9)	33
Total electric retail	767.3	(19.4)	786.7	7,165	82	7,083
Wholesale revenues	31.8	(5.5)	37.3	2,191	(190)	2,381
Transmission revenues	9.8	2.7	7.1	N/A	N/A	N/A
Other revenues	86.0	25.4	60.6	N/A	N/A	N/A
Operating revenues	894.9	3.2	891.7	9,356	(108)	9,464
Fuel and purchased power	(282.1)	(24.7)	(257.4)
Operating and maintenance (a)	(101.7)	(9.6)	(92.1)
Depreciation and amortization	(202.4)	5.4	(207.8)
Taxes other than income tax	(73.5)	(7.8)	(65.7)
Gross margin (GAAP)	235.2	(33.5)	268.7
Operating and maintenance (a)	101.7	9.6	92.1
Depreciation and amortization	202.4	(5.4)	207.8
Taxes other than income tax	73.5	7.8	65.7
Utility gross margin (non-GAAP)	$612.8	$(21.5)	$634.3
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $33.8 million and $40.0 million year to date June 30, 2024 and 2023, respectively.

Evergy Metro's gross margin (GAAP) decreased $33.5 million year to date June 30, 2024, compared to the same period in 2023, and Evergy Metro's utility gross margin (non-GAAP) decreased $21.5 million year to date June 30, 2024, compared to the same period in 2023, both measures were driven by:
•an $11.1 million decrease as a result of recording a reduction in the second quarter of 2023 to Evergy Metro's ERSP refund obligation to customers;
•a $9.9 million decrease from new Evergy Metro retail rates effective in December 2023; and
•a $6.4 decrease primarily driven by changes in Evergy Metro's rate design in its Kansas jurisdiction impacting the timing of billings to its Kansas commercial customers; partially offset by
•a $3.2 million increase related to Evergy Metro's TDC rider in 2024; and
•a $2.7 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Metro's FERC TFR effective in January 2024.

Additionally, the decrease in Evergy Metro's gross margin (GAAP) was also driven by:
•a $9.6 million increase in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by a $10.8 million increase in transmission and distribution operating and maintenance expense; partially offset by a $2.2 million decrease in plant operating and maintenance expense at fossil-fuel generating units and a $2.0 million decrease in plant operating and maintenance expense at Wolf Creek as further described below; and
•a $7.8 million increase in taxes other than income tax as further described below; partially offset by
•a $5.4 million decrease in depreciation and amortization as further described below.
Evergy Metro Operating and Maintenance
Evergy Metro's operating and maintenance expense increased $3.4 million year to date June 30, 2024, compared to the same period in 2023, primarily driven by:
•a $10.8 million increase in transmission and distribution operating and maintenance expenses driven by a $6.5 million increase in non-labor expense primarily due to $2.4 million of higher costs incurred from storms in 2024 and a $2.0 million increase in vegetation management costs and a $4.3 million increase in labor expense primarily due to a decrease in labor capitalization driven by lower capitalization activity related to the installation of transformers and meters in 2024, higher storm outage activity and higher employee headcount; partially offset by
•a $3.3 million decrease due to higher costs billed primarily to Evergy Missouri West for common use assets related to facilities and software assets; and
•a $2.0 million decrease in plant operating and maintenance expense at Wolf Creek primarily driven by lower labor expense due to an increase in labor capitalization as a result of the refueling outage completed in May 2024.
Evergy Metro Depreciation and Amortization
Evergy Metro's depreciation and amortization expense decreased $5.4 million year to date June 30, 2024, compared to the same period in 2023, primarily due to a change in depreciation rates as a result of Evergy Metro's 2023 rate case effective in December 2023.
Evergy Metro Taxes Other than Income Tax
Evergy Metro's taxes other than income tax increased $7.8 million year to date June 30, 2024, compared to the same period in 2023, primarily driven by the rebasing of property taxes as a result of Evergy Metro's 2023 rate case effective in December 2023.

Evergy Metro Other Expense, Net
Evergy Metro's other expense, net decreased $10.9 million year to date June 30, 2024, compared to the same period in 2023, primarily driven by an $11.9 million decrease in pension non-service costs primarily due to the resetting of pension expense in retail rates as a result of Evergy Metro's 2023 rate case effective in December 2023.
Evergy Metro Interest Expense
Evergy Metro's interest expense increased $10.4 million year to date June 30, 2024, compared to the same period in 2023, primarily driven by:
•a $6.0 million increase in interest expense on short-term borrowings primarily due to higher commercial paper borrowings in 2024; and
•a $9.5 million increase due issuances of long-term debt; partially offset by
•a $2.0 million decrease due to maturities of long-term debt.

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

ITEM 4. CONTROLS AND PROCEDURES
EVERGY
Disclosure Controls and Procedures
Evergy maintains a set of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In addition, the disclosure controls and procedures provide reasonable assurance that information required to be disclosed is accumulated and communicated to management, including to the chief executive officer and chief financial officer, allowing timely decisions regarding required disclosure. Evergy carried out an evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  This evaluation was conducted under the supervision, and with the participation, of Evergy's management, including the chief executive officer and chief financial officer, and Evergy's disclosure committee.  Based upon this evaluation, the chief executive officer and chief financial officer of Evergy have concluded as of the end of the period covered by this report that the disclosure controls and procedures of Evergy were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

EVERGY KANSAS CENTRAL
Disclosure Controls and Procedures
Evergy Kansas Central maintains a set of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In addition, the disclosure controls and procedures provide reasonable assurance that information required to be disclosed is accumulated and communicated to management, including to the chief executive officer and chief financial officer, allowing timely decisions regarding required disclosure. Evergy Kansas Central carried out an evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  This evaluation was conducted under the supervision, and with the participation, of Evergy Kansas Central's management, including the chief executive officer and chief financial officer, and Evergy Kansas Central's disclosure committee.  Based upon this evaluation, the chief executive officer and chief financial officer of Evergy Kansas Central have concluded as of the end of the period covered by this report that the disclosure controls and procedures of Evergy Kansas Central were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Kansas Central's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
EVERGY METRO
Disclosure Controls and Procedures
Evergy Metro maintains a set of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In addition, the disclosure controls and procedures provide reasonable assurance that information required to be disclosed is accumulated and communicated to management, including to the chief executive officer and chief financial officer, allowing timely decisions regarding required disclosure. Evergy Metro carried out an evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  This evaluation was conducted under the supervision, and with the participation, of Evergy Metro's management, including the chief executive officer and chief financial officer, and Evergy Metro's disclosure committee.  Based upon this evaluation, the chief executive officer and chief financial officer of Evergy Metro have concluded as of the end of the period covered by this report that the disclosure controls and procedures of Evergy Metro were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Metro's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Other Proceedings
The Evergy Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 4 and 12 to the consolidated financial statements.  Such information is incorporated herein by reference.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities
The following table provides information regarding purchases by Evergy of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2024.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased(a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - 30	1,071	$52.74	—	—
May 1 - 31	155	53.55	—	—
June 1 - 30	1,253	54.66	—	—
Total	2,479	$53.76	—	—
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
Securities Trading Plans of Directors and Executive Officers
For the three months ended June 30, 2024, no director or officer has adopted, terminated or modified a Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangement required to be disclosed under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number		Description of Document	Registrant

31.1		Rule 13a-14(a)/15d-14(a) Certification of David A. Campbell.	Evergy

31.2		Rule 13a-14(a)/15d-14(a) Certification of Geoffrey T. Ley.	Evergy

31.3		Rule 13a-14(a)/15d-14(a) Certification of David A. Campbell.	Evergy Metro

31.4		Rule 13a-14(a)/15d-14(a) Certification of Geoffrey T. Ley.	Evergy Metro

31.5		Rule 13a-14(a)/15d-14(a) Certification of David A. Campbell.	Evergy Kansas Central

31.6		Rule 13a-14(a)/15d-14(a) Certification of Geoffrey T. Ley.	Evergy Kansas Central

32.1	**	Section 1350 Certifications.	Evergy

32.2	**	Section 1350 Certifications.	Evergy Metro

32.3	**	Section 1350 Certifications.	Evergy Kansas Central

101.INS	***	XBRL Instance Document.	n/a

101.SCH		Inline XBRL Taxonomy Extension Schema Document.	Evergy Evergy Kansas Central Evergy Metro

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

104		Cover Page Interactive Data File (embedded within the Inline XBRL document).	Evergy Evergy Kansas Central Evergy Metro
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

EVERGY, INC.

Dated:	August 8, 2024	By: /s/ Geoffrey T. Ley
(Geoffrey T. Ley)
(Vice President, Acting Chief Financial Officer and Treasurer)

EVERGY KANSAS CENTRAL, INC.

Dated:	August 8, 2024	By: /s/ Geoffrey T. Ley
(Geoffrey T. Ley)
(Vice President, Acting Chief Financial Officer and Treasurer)

EVERGY METRO, INC.

Dated:	August 8, 2024	By: /s/ Geoffrey T. Ley
(Geoffrey T. Ley)
(Vice President, Acting Chief Financial Officer and Treasurer)