Form 10-Q
period 2024-09-30
Evergy, Inc.; EVERGY METRO, INC.; EVERGY KANSAS CENTRAL, INC.
filed 2024-11-07
CIK 1711269, 54476, 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

On October 31, 2024, Evergy, Inc. had 229,976,171 shares of common stock outstanding.  On October 31, 2024, Evergy Metro, Inc. and Evergy Kansas Central, Inc. each had one share of common stock outstanding and held by Evergy, Inc.

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

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this document that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. Forward-looking statements include, but are not limited to, statements relating to Evergy's strategic plan, including, without limitation, those related to earnings per share, dividend, operating and maintenance expense and capital investment goals; the outcome of legislative efforts and regulatory and legal proceedings; future energy demand, including demand driven by new and existing customers; future power prices; plans with respect to existing and potential future generation resources; the availability and cost of generation resources and energy storage; target emissions reductions; and other matters relating to expected financial performance or affecting future operations. Forward-looking statements are often accompanied by forward-looking words such as "anticipates," "believes," "expects," "estimates," "forecasts," "guidance," "should," "could," "may," "seeks," "intends," "predict," "potential," "opportunities," "proposed," "projects," "planned," "target," "outlook," "remain confident," "goal," "will" or other words of similar meaning. Forward-looking statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the forward-looking information.
In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Evergy Companies are providing a number of risks, uncertainties and other factors that could cause actual results to differ from the forward-looking information. These risks, uncertainties and other factors include, but are not limited to: economic and weather conditions and any impact on sales, prices and costs; significant changes in the demand for electricity; changes in business strategy or operations, including with respect to the Evergy Companies' strategy to meet demand requirements of existing and future customers; the impact of federal, state and local political, legislative, judicial and regulatory actions or developments, including deregulation, re-regulation, securitization and restructuring of the electric utility industry; the ability to build or acquire generation and transmission facilities to meet the future demand for electricity from customers; the ability to control costs, avoid costs and schedule overruns during the development, construction and operation of generation, transmission, distribution or other projects due to challenges, which include, but are not limited to, changes in labor costs, availability and productivity, challenges with the management of contractors or vendors, subcontractor performance, shortages, delays, increased costs or inconsistent quality of equipment, materials and labor and increased financing costs as a result of changes in interest rates or as a result of project delays; decisions of regulators regarding, among other things, customer rates and the prudency of operational decisions such as capital expenditures and asset retirements; changes in applicable laws, regulations, rules, principles or practices, or the interpretations thereof, governing tax, accounting and environmental matters, including air and water quality and waste management and disposal; the impact of climate change, including increased frequency and severity of significant weather events; risks relating to potential wildfires, including costs of litigation, potential regulatory penalties and damages in excess of insurance liability coverage; the extent to which counterparties are willing to do business with, finance the operations of or purchase energy from the Evergy Companies due to the fact that the Evergy Companies operate coal-fired generation; prices and availability of electricity and natural gas in wholesale markets; market perception of the energy industry and the Evergy Companies; the impact of future pandemic health events on, among other things, sales, results of operations, financial position, liquidity and cash flows, and also on operational issues, such as supply chain issues and the availability and ability of the Evergy Companies' employees and suppliers to perform the functions that are necessary to operate the Evergy Companies; changes in the energy trading markets in which the Evergy Companies participate, including retroactive repricing of transactions by regional transmission organizations (RTO) and independent system operators; financial market conditions and performance, disruptions in the banking industry, including volatility in interest rates and credit spreads and in availability and cost of capital and the effects on derivatives and hedges, nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of physical and cybersecurity breaches, criminal activity, terrorist attacks, acts of war and other disruptions to the Evergy Companies' facilities or information technology infrastructure or the facilities and infrastructure of third-party service providers on which the Evergy Companies rely; impact of geopolitical conflicts on the global energy market, including the ability to contract for non-Russian sourced uranium; ability to carry out marketing and sales plans; cost, availability, quality and timely provision of equipment, supplies, labor and fuel; impacts of tariffs; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages;

the Evergy Companies' ability to manage their generation, transmission and distribution development plans and transmission joint ventures; the inherent risks associated with the ownership and operation of a nuclear facility, including environmental, health, safety, regulatory and financial risks; workforce risks, including those related to the Evergy Companies' ability to attract and retain qualified personnel, maintain satisfactory relationships with their labor unions and manage costs of, or changes in, wages, retirement, health care and other benefits; disruption, costs and uncertainties caused by or related to the actions of individuals or entities, such as activist shareholders or special interest groups, that seek to influence Evergy's strategic plan, financial results or operations; the impact of changing expectations and demands of the Evergy Companies' customers, regulators, investors and stakeholders, including heightened emphasis on environmental, social and governance concerns; the possibility that strategic initiatives, including mergers, acquisitions and divestitures, and long-term financial plans, may not create the value that they are expected to achieve in a timely manner or at all; difficulties in maintaining relationships with customers, employees, contractors, regulators or suppliers; and other risks and uncertainties.
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

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AEP	American Electric Power Company, Inc.
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income
AROs	Asset retirement obligations
BSER	Best system of emission reduction
CAA	Clean Air Act
CCN	Certificate of Convenience and Necessity
CCRs	Coal combustion residuals
CCS	Carbon capture and sequestration
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
Crossroads	Crossroads Energy Center
CSAPR	Cross-State Air Pollution Rule
Dogwood	Dogwood Energy Center
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERSP	Earnings Review and Sharing Plan
Evergy	Evergy, Inc. and its consolidated subsidiaries
Evergy Board	Evergy Board of Directors
Evergy Companies	Evergy, Evergy Kansas Central, and Evergy Metro, collectively, which are individual registrants within the Evergy consolidated group
Evergy Kansas Central	Evergy Kansas Central, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Kansas South	Evergy Kansas South, Inc., a wholly-owned subsidiary of Evergy Kansas Central
Evergy Metro	Evergy Metro, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Missouri West	Evergy Missouri West, Inc., a wholly-owned subsidiary of Evergy
Evergy Missouri West Storm Funding	Evergy Missouri West Storm Funding I, LLC
Evergy Transmission Company	Evergy Transmission Company, LLC
Exchange Act	The Securities Exchange Act of 1934, as amended
February 2021 winter weather event	Significant winter weather event in February 2021 that resulted in extremely cold temperatures over a multi-day period across much of the central and southern United States
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
FMBs	First Mortgage Bonds
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
Great Plains Energy	Great Plains Energy, Inc.
ITFIP	Interstate Transport Federal Implementation Plans

Abbreviation or Acronym	Definition
ITSIP	Interstate Transport State Implementation Plans
JEC	Jeffrey Energy Center
KCC	State Corporation Commission of the State of Kansas
kV	Kilovolt
MATS	Mercury and Air Toxics Standards
MDNR	Missouri Department of Natural Resources
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
OCI	Other comprehensive income
Persimmon Creek	Persimmon Creek Wind Farm 1, LLC
PISA	Plant-in-service accounting
Prairie Wind	Prairie Wind Transmission, LLC, 50% owned by Evergy Kansas Central
RSU	Restricted share unit
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
Securitized Bonds	Securitized Utility Tariff Bonds
SIP	State implementation plan
SPP	Southwest Power Pool, Inc.
TCR	Transmission congestion rights
TDC	Transmission delivery charge
TFR	Transmission formula rate
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by Evergy Transmission Company
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2024	2023
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$34.6	$27.7
Receivables, net of allowance for credit losses of $13.9 and $24.2, respectively	386.8	256.9
Accounts receivable pledged as collateral	425.0	342.0
Fuel inventory and supplies	818.9	776.2
Income taxes receivable	19.1	11.5
Regulatory assets, includes $15.6 and $— related to variable interest entity, respectively	182.2	292.1
Prepaid expenses	63.2	51.3
Other	60.4	31.4
Total Current Assets	1,990.2	1,789.1
PROPERTY, PLANT AND EQUIPMENT, NET, includes $128.3 and $133.6 related to variable interest entity, respectively	24,613.4	23,728.7
OTHER ASSETS:
Regulatory assets, includes $298.6 and $— related to variable interest entity, respectively	1,769.8	1,795.3
Nuclear decommissioning trust	877.4	766.4
Goodwill	2,336.6	2,336.6
Other	558.7	560.0
Total Other Assets	5,542.5	5,458.3
TOTAL ASSETS	$32,146.1	$30,976.1
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2024	2023
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt, includes $19.5 and $— related to variable interest entity, respectively	$404.8	$800.0
Commercial paper	1,422.8	951.8
Collateralized note payable	425.0	342.0
Accounts payable	366.3	616.9
Accrued taxes	338.6	156.7
Accrued interest, includes $10.2 and $— related to variable interest entity, respectively	169.8	134.2
Regulatory liabilities	149.4	183.0
Asset retirement obligations	46.4	40.3
Accrued compensation and benefits	73.9	74.5
Other	210.1	213.2
Total Current Liabilities	3,607.1	3,512.6
LONG-TERM LIABILITIES:
Long-term debt, net, includes $303.8 and $— related to variable interest entity, respectively	11,571.1	11,053.3
Deferred income taxes	2,214.2	2,097.9
Unamortized investment tax credits	164.6	170.0
Regulatory liabilities	2,478.0	2,542.5
Pension and post-retirement liability	498.1	464.1
Asset retirement obligations	1,263.9	1,162.8
Other	292.9	287.9
Total Long-Term Liabilities	18,482.8	17,778.5
Commitments and Contingencies (Note 12)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value 229,972,832 and 229,729,296 shares issued, stated value	7,242.4	7,234.9
Retained earnings	2,808.3	2,457.8
Accumulated other comprehensive loss	(25.6)	(29.6)
Total Evergy, Inc. Shareholders' Equity	10,025.1	9,663.1
Noncontrolling Interests	31.1	21.9
Total Equity	10,056.2	9,685.0
TOTAL LIABILITIES AND EQUITY	$32,146.1	$30,976.1
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Year to Date September 30
	2024	2023	2024	2023
	(millions, except per share amounts)
OPERATING REVENUES	$1,811.4	$1,669.3	$4,589.9	$4,320.3
OPERATING EXPENSES:
Fuel and purchased power	433.7	478.4	1,169.1	1,177.4
SPP network transmission costs	99.7	75.4	272.4	232.0
Operating and maintenance	251.6	253.2	720.8	697.1
Depreciation and amortization	282.3	273.3	838.5	806.1
Taxes other than income tax	116.6	103.1	343.3	305.9
Total Operating Expenses	1,183.9	1,183.4	3,344.1	3,218.5
INCOME FROM OPERATIONS	627.5	485.9	1,245.8	1,101.8
OTHER INCOME (EXPENSE):
Investment earnings (loss)	(0.1)	6.2	7.8	22.0
Other income	12.9	19.3	31.2	34.1
Other expense	(9.8)	(12.8)	(30.7)	(55.1)
Total Other Income, Net	3.0	12.7	8.3	1.0
Interest expense	143.9	136.8	420.7	393.6
INCOME BEFORE INCOME TAXES	486.6	361.8	833.4	709.2
Income tax expense	20.0	8.8	34.7	32.0
Equity in earnings of equity method investees, net of income taxes	2.0	1.6	5.8	5.3
NET INCOME	468.6	354.6	804.5	682.5
Less: Net income attributable to noncontrolling interests	3.0	3.0	9.2	9.2
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$465.6	$351.6	$795.3	$673.3
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO EVERGY, INC. (see Note 1)
Basic earnings per common share	$2.02	$1.53	$3.45	$2.93
Diluted earnings per common share	$2.02	$1.53	$3.45	$2.92
AVERAGE COMMON SHARES OUTSTANDING
Basic	230.3	230.1	230.3	230.0
Diluted	230.6	230.5	230.5	230.5
COMPREHENSIVE INCOME
NET INCOME	$468.6	$354.6	$804.5	$682.5
Derivative hedging activity
Reclassification to expenses, net of tax	1.4	1.5	4.1	4.1
Derivative hedging activity, net of tax	1.4	1.5	4.1	4.1
Defined benefit pension plans
Amortization of net gains included in net periodic benefit costs, net of tax	(0.1)	(0.1)	(0.1)	(0.1)
Change in unrecognized pension expense, net of tax	(0.1)	(0.1)	(0.1)	(0.1)
Total other comprehensive income	1.3	1.4	4.0	4.0
COMPREHENSIVE INCOME	469.9	356.0	808.5	686.5
Less: Comprehensive income attributable to noncontrolling interest	3.0	3.0	9.2	9.2
COMPREHENSIVE INCOME ATTRIBUTABLE TO EVERGY, INC.	$466.9	$353.0	$799.3	$677.3
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2024	2023
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$804.5	$682.5
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	838.5	806.1
Amortization of nuclear fuel	40.1	46.8
Amortization of deferred refueling outage	13.3	13.7
Amortization of corporate-owned life insurance	18.7	19.4
Stock compensation	11.5	14.0
Net deferred income taxes and credits	24.2	18.6
Allowance for equity funds used during construction	(13.4)	(6.6)
Payments for asset retirement obligations	(8.9)	(9.4)
Equity in earnings of equity method investees, net of income taxes	(5.8)	(5.3)
Income from corporate-owned life insurance	(18.0)	(26.2)
Other	(0.4)	1.0
Changes in working capital items:
Accounts receivable	(94.3)	(7.2)
Accounts receivable pledged as collateral	(83.0)	(36.0)
Fuel inventory and supplies	(40.8)	(66.3)
Prepaid expenses and other current assets	146.1	105.9
Accounts payable	(124.0)	(194.2)
Accrued taxes	174.3	171.3
Other current liabilities	(69.7)	(68.2)
Changes in other assets	(0.2)	16.5
Changes in other liabilities	(24.6)	75.3
Cash Flows from Operating Activities	1,588.1	1,551.7
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,822.4)	(1,657.9)
Acquisition of Persimmon Creek, net of cash acquired	—	(217.9)
Purchase of securities - trusts	(78.7)	(30.7)
Sale of securities - trusts	74.6	22.8
Investment in corporate-owned life insurance	(15.0)	(15.4)
Proceeds from investment in corporate-owned life insurance	54.0	118.2
Other investing activities	(2.8)	(11.0)
Cash Flows used in Investing Activities	(1,790.3)	(1,791.9)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	471.0	344.7
Collateralized short-term borrowings, net	83.0	36.0
Proceeds from long-term debt	919.6	690.3
Retirements of long-term debt	(800.0)	(350.0)
Borrowings against cash surrender value of corporate-owned life insurance	50.1	52.1
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(36.6)	(89.8)
Cash dividends paid	(443.2)	(422.0)
Other financing activities	(12.7)	(5.3)
Cash Flows from Financing Activities	231.2	256.0
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	29.0	15.8
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	27.7	25.2
End of period	$56.7	$41.0
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	AOCI	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2022	229,546,105	$7,219.7	$2,298.5	$(34.5)	$9.6	$9,493.3
Net income	—	—	142.6	—	3.1	145.7
Issuance of stock compensation and reinvested dividends, net of tax withholding	130,594	(2.4)	—	—	—	(2.4)
Dividends declared on common stock ($0.6125 per share)	—	—	(140.7)	—	—	(140.7)
Dividend equivalents declared	—	—	(0.4)	—	—	(0.4)
Stock compensation expense	—	4.7	—	—	—	4.7
Unearned compensation
Compensation expense recognized	—	0.1	—	—	—	0.1
Derivative hedging activity, net of tax	—	—	—	1.3	—	1.3
Other	—	0.1	—	—	—	0.1
Balance as of March 31, 2023	229,676,699	7,222.2	2,300.0	(33.2)	12.7	9,501.7
Net income	—	—	179.1	—	3.1	182.2
Issuance of stock compensation and reinvested dividends, net of tax withholding	25,010	—	—	—	—	—
Dividends declared on common stock ($0.6125 per share)	—	—	(140.7)	—	—	(140.7)
Dividend equivalents declared	—	—	(0.6)	—	—	(0.6)
Stock compensation expense	—	6.6	—	—	—	6.6
Unearned compensation
Compensation expense recognized	—	0.1	—	—	—	0.1
Derivative hedging activity, net of tax	—	—	—	1.3	—	1.3
Other	—	0.1	—	—	—	0.1
Balance as of June 30, 2023	229,701,709	7,229.0	2,337.8	(31.9)	15.8	9,550.7
Net income	—	—	351.6	—	3.0	354.6
Issuance of stock compensation and reinvested dividends, net of tax withholding	14,801	(0.1)	—	—	—	(0.1)
Dividends declared on common stock ($0.6125 per share)	—	—	(140.6)	—	—	(140.6)
Dividend equivalents declared		—	(0.8)	—	—	(0.8)
Stock compensation expense	—	2.5	—	—	—	2.5
Derivative hedging activity, net of tax	—	—	—	1.5	—	1.5
Change in unrecognized pension expense, net of tax	—	—	—	(0.1)	—	(0.1)
Other	—	0.1	—	—	—	0.1
Balance as of September 30, 2023	229,716,510	$7,231.5	$2,548.0	$(30.5)	$18.8	$9,767.8

EVERGY, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	AOCI	Non-controlling interests	Total equity
	(millions, except share amounts)

Balance as of December 31, 2023	229,729,296	$7,234.9	$2,457.8	$(29.6)	$21.9	$9,685.0
Net income	—	—	122.7	—	3.1	125.8
Issuance of stock compensation and reinvested dividends, net of tax withholding	193,042	(4.0)	—	—	—	(4.0)
Dividends declared on common stock ($0.6425 per share)	—	—	(147.7)	—	—	(147.7)
Dividend equivalents declared	—	—	(0.4)	—	—	(0.4)
Stock compensation expense	—	3.9	—	—	—	3.9
Derivative hedging activity, net of tax	—	—	—	1.3	—	1.3
Other	—	0.2	—	—	—	0.2
Balance as of March 31, 2024	229,922,338	7,235.0	2,432.4	(28.3)	25.0	9,664.1
Net income	—	—	207.0	—	3.1	210.1
Issuance of stock compensation and reinvested dividends, net of tax withholding	32,186	(0.1)	—	—	—	(0.1)
Dividends declared on common stock ($0.6425 per share)	—	—	(147.7)	—	—	(147.7)
Dividend equivalents declared	—	—	(0.4)	—	—	(0.4)
Stock compensation expense	—	4.2	—	—	—	4.2
Derivative hedging activity, net of tax	—	—	—	1.4	—	1.4
Other	—	0.1	—	—	—	0.1
Balance as of June 30, 2024	229,954,524	7,239.2	2,491.3	(26.9)	28.1	9,731.7
Net income	—	—	465.6	—	3.0	468.6
Issuance of stock compensation and reinvested dividends, net of tax withholding	18,308	(0.4)	—	—	—	(0.4)
Dividends declared on common stock ($0.6425 per share)	—	—	(147.8)	—	—	(147.8)
Dividend equivalents declared	—	—	(0.8)	—	—	(0.8)
Stock compensation expense	—	3.4	—	—	—	3.4
Derivative hedging activity, net of tax	—	—	—	1.4	—	1.4
Change in unrecognized pension expense, net of tax	—	—	—	(0.1)	—	(0.1)
Other	—	0.2	—	—	—	0.2
Balance as of September 30, 2024	229,972,832	$7,242.4	$2,808.3	$(25.6)	$31.1	$10,056.2
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2024	2023
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$12.0	$9.2
Receivables, net of allowance for credit losses of $6.2 and $11.6, respectively	214.7	171.8
Related party receivables	11.6	11.6
Accounts receivable pledged as collateral	215.0	166.0
Fuel inventory and supplies	449.5	411.9
Income taxes receivable	32.1	11.5
Regulatory assets	81.3	127.7
Prepaid expenses	29.8	22.9
Other	10.9	13.2
Total Current Assets	1,056.9	945.8
PROPERTY, PLANT AND EQUIPMENT, NET, includes $128.3 and $133.6 related to variable interest entity, respectively	12,654.8	12,121.9
OTHER ASSETS:
Regulatory assets	493.9	505.2
Nuclear decommissioning trust	410.7	365.1
Other	275.6	288.6
Total Other Assets	1,180.2	1,158.9
TOTAL ASSETS	$14,891.9	$14,226.6
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2024	2023
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Commercial paper	$691.7	$230.4
Collateralized note payable	215.0	166.0
Accounts payable	184.5	244.7
Related party payables	31.7	294.4
Accrued taxes	167.8	111.1
Accrued interest	71.0	79.7
Regulatory liabilities	76.5	104.1
Asset retirement obligations	27.5	22.2
Accrued compensation and benefits	39.6	37.6
Other	136.5	142.4
Total Current Liabilities	1,641.8	1,432.6
LONG-TERM LIABILITIES:
Long-term debt, net	4,582.7	4,580.4
Deferred income taxes	906.1	844.2
Unamortized investment tax credits	53.3	56.2
Regulatory liabilities	1,397.6	1,432.4
Pension and post-retirement liability	270.7	256.3
Asset retirement obligations	636.1	577.1
Other	157.4	155.5
Total Long-Term Liabilities	8,003.9	7,902.1
Commitments and Contingencies (Note 12)
EQUITY:
Evergy Kansas Central, Inc. Shareholder's Equity:
Common stock - 1,000 shares authorized, $0.01 par value, 1 share issued	2,737.6	2,737.6
Retained earnings	2,477.5	2,132.4
Total Evergy Kansas Central, Inc. Shareholder's Equity	5,215.1	4,870.0
Noncontrolling Interests	31.1	21.9
Total Equity	5,246.2	4,891.9
TOTAL LIABILITIES AND EQUITY	$14,891.9	$14,226.6
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30		Year to Date September 30
	2024	2023	2024	2023
	(millions)
OPERATING REVENUES	$917.5	$773.3	$2,338.0	$2,091.5
OPERATING EXPENSES:
Fuel and purchased power	183.1	212.3	445.7	470.5
SPP network transmission costs	99.7	75.4	272.4	232.0
Operating and maintenance	122.3	123.9	355.9	347.1
Depreciation and amortization	142.6	133.2	422.3	386.0
Taxes other than income tax	64.5	54.9	190.4	165.1
Total Operating Expenses	612.2	599.7	1,686.7	1,600.7
INCOME FROM OPERATIONS	305.3	173.6	651.3	490.8
OTHER INCOME (EXPENSE):
Investment earnings (loss)	1.7	(0.4)	3.0	1.3
Other income	9.8	18.3	25.5	28.6
Other expense	(5.2)	(10.2)	(14.7)	(28.8)
Total Other Income, Net	6.3	7.7	13.8	1.1
Interest expense	59.2	56.5	173.2	163.3
INCOME BEFORE INCOME TAXES	252.4	124.8	491.9	328.6
Income tax expense (benefit)	8.0	(7.9)	13.0	3.6
Equity in earnings of equity method investees, net of income taxes	0.8	0.6	2.4	2.6
NET INCOME	245.2	133.3	481.3	327.6
Less: Net income attributable to noncontrolling interests	3.0	3.0	9.2	9.2
NET INCOME ATTRIBUTABLE TO EVERGY KANSAS CENTRAL, INC.	$242.2	$130.3	$472.1	$318.4
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2024	2023
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$481.3	$327.6
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	422.3	386.0
Amortization of nuclear fuel	19.9	23.2
Amortization of deferred refueling outage	6.6	6.8
Amortization of corporate-owned life insurance	18.7	19.4
Net deferred income taxes and credits	25.3	(18.8)
Allowance for equity funds used during construction	(9.7)	(2.5)
Payments for asset retirement obligations	(5.6)	(6.3)
Equity in earnings of equity method investees, net of income taxes	(2.4)	(2.6)
Income from corporate-owned life insurance	(18.0)	(26.2)
Other	(4.1)	(4.1)
Changes in working capital items:
Accounts receivable	(17.6)	49.6
Accounts receivable pledged as collateral	(49.0)	(15.0)
Fuel inventory and supplies	(37.3)	(45.7)
Prepaid expenses and other current assets	67.8	41.6
Accounts payable	(8.3)	(52.2)
Accrued taxes	36.1	25.5
Other current liabilities	(102.5)	(30.6)
Changes in other assets	(10.6)	3.7
Changes in other liabilities	(11.3)	100.9
Cash Flows from Operating Activities	801.6	780.3
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(962.1)	(855.8)
Acquisition of Persimmon Creek, net of cash acquired	—	(217.9)
Purchase of securities - trusts	(11.6)	(9.9)
Sale of securities - trusts	8.2	5.7
Investment in corporate-owned life insurance	(15.0)	(15.5)
Proceeds from investment in corporate-owned life insurance	51.3	117.0
Other investing activities	0.6	1.9
Cash Flows used in Investing Activities	(928.6)	(974.5)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	461.3	(112.6)
Collateralized short-term debt, net	49.0	15.0
Proceeds from long-term debt	—	393.3
Retirements of long-term debt	—	(50.0)
Net money pool borrowings	(261.4)	—
Borrowings against cash surrender value of corporate-owned life insurance	47.0	49.0
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(34.0)	(88.6)
Cash dividends paid	(127.0)	—
Other financing activities	(5.1)	(1.6)
Cash Flows from Financing Activities	129.8	204.5
NET CHANGE IN CASH AND CASH EQUIVALENTS	2.8	10.3
CASH AND CASH EQUIVALENTS:
Beginning of period	9.2	8.7
End of period	$12.0	$19.0
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy Kansas Central, Inc. Shareholder
	Common stock shares	Common stock	Retained earnings	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2022	1	$2,737.6	$1,760.2	$9.6	$4,507.4
Net income	—	—	103.3	3.1	106.4
Balance as of March 31, 2023	1	2,737.6	1,863.5	12.7	4,613.8
Net income	—	—	84.8	3.1	87.9
Balance as of June 30, 2023	1	2,737.6	1,948.3	15.8	4,701.7
Net income	—	—	130.3	3.0	133.3
Balance as of September 30, 2023	1	$2,737.6	$2,078.6	$18.8	$4,835.0

Balance as of December 31, 2023	1	$2,737.6	$2,132.4	$21.9	$4,891.9
Net income	—	—	108.5	3.1	111.6
Balance as of March 31, 2024	1	2,737.6	2,240.9	25.0	5,003.5
Net income	—	—	121.4	3.1	124.5
Balance as of June 30, 2024	1	2,737.6	2,362.3	28.1	5,128.0
Net income	—	—	242.2	3.0	245.2
Dividends declared on common stock	—	—	(127.0)	—	(127.0)
Balance as of September 30, 2024	1	$2,737.6	$2,477.5	$31.1	$5,246.2
The disclosures regarding Evergy Kansas Central included in the accompanying Unaudited Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2024	2023
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$7.1	$3.3
Receivables, net of allowance for credit losses of $5.1 and $7.9, respectively	116.7	55.0
Related party receivables	116.2	128.5
Accounts receivable pledged as collateral	160.0	126.0
Fuel inventory and supplies	263.2	264.6
Regulatory assets	49.4	53.2
Prepaid expenses	23.5	20.9
Other	23.7	14.7
Total Current Assets	759.8	666.2
PROPERTY, PLANT AND EQUIPMENT, NET	8,243.2	8,131.2
OTHER ASSETS:
Regulatory assets	415.9	380.8
Nuclear decommissioning trust	466.7	401.3
Other	78.3	77.0
Total Other Assets	960.9	859.1
TOTAL ASSETS	$9,963.9	$9,656.5
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2024	2023
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$350.0	$—
Commercial paper	71.9	423.3
Collateralized note payable	160.0	126.0
Accounts payable	160.8	272.5
Related party payables	—	1.1
Accrued taxes	143.8	45.7
Accrued interest	50.5	27.4
Regulatory liabilities	35.8	43.0
Asset retirement obligations	16.4	16.0
Accrued compensation and benefits	34.3	36.9
Other	59.8	58.3
Total Current Liabilities	1,083.3	1,050.2
LONG-TERM LIABILITIES:
Long-term debt, net	2,872.8	2,924.4
Deferred income taxes	838.3	797.2
Unamortized investment tax credits	108.9	111.3
Regulatory liabilities	876.7	860.2
Pension and post-retirement liability	209.7	190.8
Asset retirement obligations	481.0	444.4
Other	85.1	85.0
Total Long-Term Liabilities	5,472.5	5,413.3
Commitments and Contingencies (Note 12)
EQUITY:
Common stock - 1,000 shares authorized, without par value, 1 share issued, stated value	1,563.1	1,563.1
Retained earnings	1,841.5	1,626.2
Accumulated other comprehensive income	3.5	3.7
Total Equity	3,408.1	3,193.0
TOTAL LIABILITIES AND EQUITY	$9,963.9	$9,656.5
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Year to Date September 30
	2024	2023	2024	2023
	(millions)
OPERATING REVENUES	$608.3	$608.2	$1,503.2	$1,499.9
OPERATING EXPENSES:
Fuel and purchased power	149.1	160.4	431.2	417.8
Operating and maintenance	74.8	81.5	210.3	213.6
Depreciation and amortization	100.8	104.1	303.2	311.9
Taxes other than income tax	38.4	34.7	111.9	100.4
Total Operating Expenses	363.1	380.7	1,056.6	1,043.7
INCOME FROM OPERATIONS	245.2	227.5	446.6	456.2
OTHER INCOME (EXPENSE):
Investment earnings	1.1	0.9	3.9	2.6
Other income	2.9	0.9	5.3	5.1
Other expense	(2.8)	(0.5)	(10.0)	(19.3)
Total Other Income (Expense), Net	1.2	1.3	(0.8)	(11.6)
Interest expense	36.0	35.0	112.0	100.6
INCOME BEFORE INCOME TAXES	210.4	193.8	333.8	344.0
Income tax expense	26.4	23.7	42.5	42.3
NET INCOME	$184.0	$170.1	$291.3	$301.7
COMPREHENSIVE INCOME
NET INCOME	$184.0	$170.1	$291.3	$301.7
OTHER COMPREHENSIVE INCOME:
Derivative hedging activity
Reclassification to expenses, net of tax	—	(0.1)	(0.2)	(0.2)
Derivative hedging activity, net of tax	—	(0.1)	(0.2)	(0.2)
Total other comprehensive loss	—	(0.1)	(0.2)	(0.2)
COMPREHENSIVE INCOME	$184.0	$170.0	$291.1	$301.5
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2024	2023
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$291.3	$301.7
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	303.2	311.9
Amortization of nuclear fuel	20.2	23.6
Amortization of deferred refueling outage	6.6	6.8
Net deferred income taxes and credits	6.2	35.1
Allowance for equity funds used during construction	(3.7)	(4.1)
Payments for asset retirement obligations	(3.0)	(2.1)
Other	(0.3)	(0.3)
Changes in working capital items:
Accounts receivable	(36.4)	(28.1)
Accounts receivable pledged as collateral	(34.0)	(6.0)
Fuel inventory and supplies	1.4	(5.8)
Prepaid expenses and other current assets	(4.3)	0.5
Accounts payable	(66.1)	(84.0)
Accrued taxes	98.1	86.8
Other current liabilities	10.8	(27.5)
Changes in other assets	(11.7)	13.3
Changes in other liabilities	11.9	(4.9)
Cash Flows from Operating Activities	590.2	616.9
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(488.0)	(542.1)
Purchase of securities - trusts	(67.1)	(20.8)
Sale of securities - trusts	66.4	17.1
Net money pool lending	—	31.0
Other investing activities	0.2	1.8
Cash Flows used in Investing Activities	(488.5)	(513.0)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(351.4)	220.8
Collateralized short-term debt, net	34.0	6.0
Proceeds from long-term debt	296.8	297.0
Retirements of long-term debt	—	(300.0)
Cash dividends paid	(76.0)	(325.0)
Other financing activities	(1.3)	1.3
Cash Flows used in Financing Activities	(97.9)	(99.9)
NET CHANGE IN CASH AND CASH EQUIVALENTS	3.8	4.0
CASH AND CASH EQUIVALENTS:
Beginning of period	3.3	3.1
End of period	$7.1	$7.1
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC
Consolidated Statements of Changes in Equity
(Unaudited)

	Common stock shares	Common Stock	Retained earnings	AOCI - Net gains (losses) on cash flow hedges	Total equity
	(millions, except share amounts)
Balance as of December 31, 2022	1	$1,563.1	$1,619.2	$4.0	$3,186.3
Net income	—	—	46.8	—	46.8
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2023	1	1,563.1	1,666.0	3.9	3,233.0
Net income	—	—	84.8	—	84.8
Dividends declared on common stock	—	—	(150.0)	—	(150.0)
Balance as of June 30, 2023	1	1,563.1	1,600.8	3.9	3,167.8
Net income	—	—	170.1	—	170.1
Dividends declared on common stock	—	—	(175.0)	—	(175.0)
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of September 30, 2023	1	$1,563.1	$1,595.9	$3.8	$3,162.8

Balance as of December 31, 2023	1	$1,563.1	$1,626.2	$3.7	$3,193.0
Net income	—	—	32.7	—	32.7
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2024	1	1,563.1	1,658.9	3.6	3,225.6
Net income	—	—	74.6	—	74.6
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of June 30, 2024	1	1,563.1	1,733.5	3.5	3,300.1
Net income	—	—	184.0	—	184.0
Dividends declared on common stock	—	—	(76.0)	—	(76.0)
Balance as of September 30, 2024	1	$1,563.1	$1,841.5	$3.5	$3,408.1
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
Cash, Cash Equivalents and Restricted Cash
Cash equivalents consist of highly liquid investments with original maturities of three months or less at acquisition. Evergy has restricted cash included in Other Current Assets and Other Non-current Assets on Evergy's consolidated balance sheet to facilitate the servicing of Evergy Missouri West Storm Funding I, LLC's (Evergy Missouri West Storm Funding) debt and the funding requirements for a jointly-owned generation facility. See Note 15 for additional information on the VIE. The following table summarizes the cash, cash equivalents and restricted cash included on Evergy's consolidated balance sheet.

	September 30 2024	December 31 2023
Evergy	(millions)
Current assets
Cash and cash equivalents	$34.6	$27.7
Other	20.4	—
Other assets
Other	1.7	—
Total cash, cash equivalents and restricted cash	$56.7	$27.7

Fuel Inventory and Supplies
The Evergy Companies record fuel inventory and supplies at average cost. The following table separately states the balances for fuel inventory and supplies.

	September 30 2024	December 31 2023
Evergy	(millions)
Fuel inventory	$232.6	$257.3
Supplies	586.3	518.9
Fuel inventory and supplies	$818.9	$776.2
Evergy Kansas Central
Fuel inventory	$136.0	$138.6
Supplies	313.5	273.3
Fuel inventory and supplies	$449.5	$411.9
Evergy Metro
Fuel inventory	$60.6	$81.5
Supplies	202.6	183.1
Fuel inventory and supplies	$263.2	$264.6

Property, Plant and Equipment
The following tables summarize the property, plant and equipment of Evergy, Evergy Kansas Central and Evergy Metro.

September 30, 2024	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$35,925.4	$17,578.2	$13,318.7
Electric plant acquisition adjustment	742.9	724.9	—
Accumulated depreciation	(13,948.5)	(6,792.6)	(5,666.2)
Plant in service, net	22,719.8	11,510.5	7,652.5
Construction work in progress	1,725.9	1,060.4	506.9
Nuclear fuel, net	167.0	83.2	83.8
Plant to be retired, net(b)	0.7	0.7	—
Property, plant and equipment, net	$24,613.4	$12,654.8	$8,243.2

December 31, 2023	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service(a)	$34,558.1	$16,858.7	$13,005.5
Electric plant acquisition adjustment	724.9	724.9	—
Accumulated depreciation(a)	(13,301.6)	(6,502.7)	(5,404.9)
Plant in service, net(a)	21,981.4	11,080.9	7,600.6
Construction work in progress	1,543.5	939.1	428.7
Nuclear fuel, net	203.0	101.1	101.9
Plant to be retired, net(b)	0.8	0.8	—
Property, plant and equipment, net(a)	$23,728.7	$12,121.9	$8,131.2
(a) As of September 30, 2024, Evergy and Evergy Kansas Central classified Property, Plant and Equipment of VIE, net as Property, Plant and Equipment, net. To conform with the current period presentation, amounts previously reported as Property, Plant and Equipment of VIE, net as of December 31, 2023, have been reclassified to Property, Plant and Equipment, net.
(b) As of September 30, 2024 and December 31, 2023, represents the planned retirement of Evergy Kansas Central analog meters prior to the end of their remaining useful lives.

Other Expense
The table below shows the detail of other expense for each of the Evergy Companies.

	Three Months Ended September 30		Year to Date September 30
	2024	2023	2024	2023
Evergy	(millions)
Non-service cost component of net benefit cost	$(3.6)	$(6.4)	$(12.8)	$(37.2)
Corporate-owned life insurance	(5.9)	(5.9)	(16.7)	(16.6)
Other	(0.3)	(0.5)	(1.2)	(1.3)
Other expense	$(9.8)	$(12.8)	$(30.7)	$(55.1)
Evergy Kansas Central
Non-service cost component of net benefit cost	$0.5	$(4.5)	$1.6	$(12.7)
Corporate-owned life insurance	(5.6)	(5.6)	(16.0)	(15.9)
Other	(0.1)	(0.1)	(0.3)	(0.2)
Other expense	$(5.2)	$(10.2)	$(14.7)	$(28.8)
Evergy Metro
Non-service cost component of net benefit cost	$(2.5)	$(0.1)	$(8.6)	$(18.0)
Corporate-owned life insurance	(0.3)	(0.4)	(0.7)	(0.8)
Other	—	—	(0.7)	(0.5)
Other expense	$(2.8)	$(0.5)	$(10.0)	$(19.3)
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

The following table reconciles Evergy's basic and diluted EPS.

	Three Months Ended September 30		Year to Date September 30
	2024	2023	2024	2023
Income	(millions, except per share amounts)
Net income	$468.6	$354.6	$804.5	$682.5
Less: net income attributable to noncontrolling interests	3.0	3.0	9.2	9.2
Net income attributable to Evergy, Inc.	$465.6	$351.6	$795.3	$673.3
Common Shares Outstanding
Weighted average number of common shares outstanding - basic	230.3	230.1	230.3	230.0
Add: effect of dilutive securities	0.3	0.4	0.2	0.5
Diluted average number of common shares outstanding	230.6	230.5	230.5	230.5
Basic EPS	$2.02	$1.53	$3.45	$2.93
Diluted EPS	$2.02	$1.53	$3.45	$2.92
There were no anti-dilutive shares excluded from the computation of diluted EPS for the three months ended and year to date September 30, 2024. Anti-dilutive securities excluded from the computation of diluted EPS for the three months ended and year to date September 30, 2023 were 3,950,000 common shares issuable pursuant to a warrant. Also, there was no dilution resulting from Evergy's convertible notes for the three months ended and year to date September 30, 2024 and 2023.

Dividends Declared
In November 2024, Evergy's Board of Directors (Evergy Board) declared a quarterly dividend of $0.6675 per share on Evergy's common stock. The common dividend is payable on December 20, 2024, to shareholders of record as of November 21, 2024.
In November 2024, Evergy Kansas Central's Board of Directors declared a cash dividend to Evergy of up to $110.0 million, payable on or before December 19, 2024.
In November 2024, Evergy Metro's Board of Directors declared a cash dividend to Evergy of up to $110.0 million, payable on or before December 19, 2024.
Supplemental Cash Flow Information

Evergy
Year to Date September 30	2024	2023
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$361.6	$370.3
Income taxes, net of refunds	18.1	19.0
Right-of-use assets obtained in exchange for new operating lease liabilities	4.1	12.1
Right-of-use assets obtained in exchange for new finance lease liabilities	12.4	3.7
Non-cash investing transactions:
Property, plant and equipment additions	178.7	171.4

Evergy Kansas Central
Year to Date September 30	2024	2023
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$160.6	$149.4
Income taxes, net of refunds	8.3	53.0
Right-of-use assets obtained in exchange for new operating lease liabilities	2.4	6.4
Right-of-use assets obtained in exchange for new finance lease liabilities	7.9	3.7
Non-cash investing transactions:
Property, plant and equipment additions	116.6	85.1

Evergy Metro
Year to Date September 30	2024	2023
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$90.0	$82.2
Income taxes, net of refunds	21.3	(0.4)
Right-of-use assets obtained in exchange for new operating lease liabilities	1.7	5.1
Right-of-use assets obtained in exchange for new finance lease liabilities	3.0	—
Non-cash investing transactions:
Property, plant and equipment additions	47.7	65.4
Renewable Plant Investments
Evergy Kansas Central intends to construct and own an approximately 159 MW solar generation facility to be located in Kansas and called Kansas Sky. The solar generation facility is expected to begin operations by summer of 2027. The construction of Kansas Sky is subject to the granting by the Kansas Corporation Commission (KCC) of predetermination with reasonably acceptable terms and other closing conditions. In November 2024, Evergy Kansas Central requested predetermination from the KCC.
In the third quarter of 2024, Evergy Missouri West entered into agreements to own two solar generation facilities currently under development. The first facility, to be called Sunflower Sky, is a solar generation facility to be located in Kansas with an expected generating capacity of approximately 65 MW. The second facility, to be called Foxtrot, is a solar generation facility to be located in Missouri with an expected generating capacity of approximately 100 MW. The solar generation facilities are expected to begin operations by summer of 2027. The agreements are subject to regulatory approvals and closing conditions, including the granting by the Public Service Commission of the State of Missouri (MPSC) of a Certificate of Convenience and Necessity (CCN) with reasonably acceptable terms. In October 2024, Evergy Missouri West filed an application for a CCN. Evergy Missouri West requested a response from the MPSC by May 2025.
Natural Gas Plant Investments
In October 2024, Evergy announced its plan to construct two combined-cycle natural gas plants located in Kansas. Evergy Kansas Central and Evergy Missouri West will jointly-own the first site and expect it to have an initial generating capacity of approximately 705 MW. The plant is expected to begin operations by summer of 2029. In November 2024, Evergy Kansas Central requested predetermination from the KCC. In the fourth quarter of 2024, Evergy Missouri West plans to request a CCN from the MPSC.
The second site is expected to be jointly-owned by Evergy Kansas Central and another Evergy utility still to be determined. The Evergy Companies expect the second site to also have an initial generating capacity of approximately 705 MW. The plant is expected to begin operations by summer of 2030. In November 2024, Evergy Kansas Central requested predetermination from the KCC with a request to potentially reassign a portion to another Evergy utility. A request for a CCN with the MPSC is expected in the fourth quarter of 2024.
In April 2024, Evergy Missouri West purchased a 22% ownership interest representing approximately 145 MW in Dogwood Energy Center (Dogwood), an operational combined-cycle natural gas facility located in Missouri, for approximately $60 million. The purchase was recorded as an asset acquisition to property, plant and equipment, net, on Evergy's consolidated balance sheet. The purchase was subject to terms and conditions listed in a stipulation and agreement approved by the MPSC allowing Evergy Missouri West to recover in rates a return of and return on the original cost, net of accumulated depreciation, of Dogwood. Evergy Missouri West shall also be allowed to recover in rates over two years a return of, but not a return on, the amount of the purchase price paid in excess of the original cost, net of accumulated depreciation, of Dogwood. In addition, net revenues generated from Evergy Missouri West's ownership of Dogwood from the date of closing to the date new rates become effective in Evergy Missouri West's current rate case shall not impact rates and shall be retained by Evergy Missouri West and reduce the amount of the purchase price paid in excess of the original cost, net of accumulated depreciation, of Dogwood to be recovered from customers.

2. REVENUE
Evergy's, Evergy Kansas Central's and Evergy Metro's revenues disaggregated by customer class are summarized in the following tables.

Evergy
	Three Months Ended September 30		Year to Date September 30
	2024	2023	2024	2023
Revenues	(millions)
Residential	$730.8	$675.1	$1,746.5	$1,626.4
Commercial	615.2	528.6	1,533.7	1,419.3
Industrial	188.9	158.9	524.0	475.3
Other retail	10.9	11.6	33.0	31.8
Total electric retail	$1,545.8	$1,374.2	$3,837.2	$3,552.8
Wholesale	114.7	148.3	259.0	301.8
Transmission	123.1	101.9	360.9	308.2
Industrial steam and other	6.5	7.1	20.7	24.6
Total revenue from contracts with customers	$1,790.1	$1,631.5	$4,477.8	$4,187.4
Other	21.3	37.8	112.1	132.9
Operating revenues	$1,811.4	$1,669.3	$4,589.9	$4,320.3

Evergy Kansas Central
	Three Months Ended September 30		Year to Date September 30
	2024	2023	2024	2023
Revenues	(millions)
Residential	$331.8	$262.9	$779.8	$647.3
Commercial	261.0	196.5	652.9	555.3
Industrial	122.2	93.4	342.4	300.1
Other retail	6.8	5.7	18.9	12.5
Total electric retail	$721.8	$558.5	$1,794.0	$1,515.2
Wholesale	79.1	106.3	194.9	232.7
Transmission	115.8	97.6	340.1	294.8
Other	0.9	0.4	2.7	2.1
Total revenue from contracts with customers	$917.6	$762.8	$2,331.7	$2,044.8
Other	(0.1)	10.5	6.3	46.7
Operating revenues	$917.5	$773.3	$2,338.0	$2,091.5

Evergy Metro
	Three Months Ended September 30		Year to Date September 30
	2024	2023	2024	2023
Revenues	(millions)
Residential	$252.0	$259.9	$592.9	$603.9
Commercial	254.1	232.9	610.3	606.1
Industrial	39.1	37.2	103.8	100.6
Other retail	2.4	3.4	7.9	9.5
Total electric retail	$547.6	$533.4	$1,314.9	$1,320.1
Wholesale	33.0	43.4	64.8	80.7
Transmission	5.2	3.7	15.0	10.8
Other	1.3	0.9	3.8	3.3
Total revenue from contracts with customers	$587.1	$581.4	$1,398.5	$1,414.9
Other	21.2	26.8	104.7	85.0
Operating revenues	$608.3	$608.2	$1,503.2	$1,499.9
3. RECEIVABLES
The Evergy Companies' receivables are detailed in the following table.

	September 30	December 31
	2024	2023
Evergy	(millions)
Customer accounts receivable - billed	$22.2	$2.6
Customer accounts receivable - unbilled	199.1	109.1
Other receivables	179.4	169.4
Allowance for credit losses	(13.9)	(24.2)
Total	$386.8	$256.9
Evergy Kansas Central
Customer accounts receivable - billed	$—	$—
Customer accounts receivable - unbilled	86.0	39.9
Other receivables	134.9	143.5
Allowance for credit losses	(6.2)	(11.6)
Total	$214.7	$171.8
Evergy Metro
Customer accounts receivable - billed	$—	$—
Customer accounts receivable - unbilled	63.6	27.2
Other receivables	58.2	35.7
Allowance for credit losses	(5.1)	(7.9)
Total	$116.7	$55.0

The Evergy Companies' other receivables as of September 30, 2024 and December 31, 2023, consisted primarily of receivables from partners in jointly-owned electric utility plants, wholesale sales receivables and receivables related to alternative revenue programs. The Evergy Companies' other receivables also included receivables from contracts with customers as summarized in the following table.

	September 30	December 31
	2024	2023
	(millions)
Evergy	$87.6	$61.5
Evergy Kansas Central	81.4	59.9
Evergy Metro	4.9	0.8
The change in the Evergy Companies' allowance for credit losses is summarized in the following table.

	2024	2023
Evergy	(millions)
Beginning balance January 1	$24.2	$31.4
Credit loss expense	4.9	7.4
Write-offs	(24.1)	(25.2)
Recoveries of prior write-offs	8.9	7.9
Ending balance September 30	$13.9	$21.5
Evergy Kansas Central
Beginning balance January 1	$11.6	$16.9
Credit loss expense	2.2	3.1
Write-offs	(11.6)	(13.6)
Recoveries of prior write-offs	4.0	3.5
Ending balance September 30	$6.2	$9.9
Evergy Metro
Beginning balance January 1	$7.9	$9.3
Credit loss expense	2.5	2.7
Write-offs	(8.6)	(7.8)
Recoveries of prior write-offs	3.3	3.0
Ending balance September 30	$5.1	$7.2
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

	September 30	December 31
	2024	2023
	(millions)
Evergy	$425.0	$342.0
Evergy Kansas Central	215.0	166.0
Evergy Metro	160.0	126.0
In February 2024, Evergy Kansas Central, Evergy Metro and Evergy Missouri West amended the terms of their receivable sale facilities, including extending the expiration of each receivable sale facility to November 2025.

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
Under the amended terms, effective in the first quarter of 2024, Evergy Kansas Central's facility allows up to $185.0 million in aggregate outstanding principal amount to be borrowed at any time. To the extent Evergy Kansas Central has qualifying accounts receivable and subject to the lender's discretion, Evergy Kansas Central's facility allows for an additional $65.0 million in aggregate outstanding principal amount to be borrowed at any time. Evergy Metro's facility allows up to $130.0 million in aggregate outstanding principal amount to be borrowed at any time. To the extent Evergy Metro has qualifying accounts receivable and subject to the lender's discretion, Evergy Metro's facility allows for an additional $70.0 million in aggregate outstanding principal amount to be borrowed at any time. Evergy Missouri West's facility allows up to $50.0 million in aggregate outstanding principal amount to be borrowed at any time. To the extent Evergy Missouri West has qualifying accounts receivable and subject to the lender's discretion, Evergy Missouri West's facility allows for an additional $65.0 million in aggregate outstanding principal amount to be borrowed at any time.
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
In October 2024, Evergy Missouri West, MPSC staff and other intervenors in the case reached a unanimous partial stipulation and agreement to settle certain issues in the case. The partial stipulation and agreement provided for an increase to Evergy Missouri West's retail revenues of approximately $55 million after lowering base rates for fuel and purchased power expense of approximately $49 million and rebasing property tax expense. The partial stipulation and agreement excludes one prospective issue related to the proportion of fuel and purchased power costs that are shared with shareholders in Evergy Missouri West's fuel adjustment clause which will be resolved by the MPSC in its final order. The unanimous partial stipulation and agreement is subject to the approval of the MPSC expected in December 2024. If approved, new rates are expected to be effective in January 2025.
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
Evergy Kansas Central TFR Annual Update
Most recently, the updated TFR was expected to adjust Evergy Kansas Central's annual transmission revenues by approximately:
•$19.1 million increase effective in January 2025;
•$115.8 million increase effective in January 2024; and
•$21.7 million decrease effective in March 2023.
See "Evergy Kansas Central TFR Formal Challenge" within this Note 4 for additional information regarding the March 2023 adjustment.
Evergy Kansas Central TFR Formal Challenge
In March 2022, certain Evergy Kansas Central TFR customers submitted a formal challenge regarding the implementation of Evergy Kansas Central's TFR, specifically how Evergy Kansas Central's capital structure was calculated as part of determining the Annual Transmission Revenue Requirement. As part of this challenge, the customers requested that Evergy Kansas Central make refunds for over-collections in rate years 2018 through 2022 as a result of the calculation of its capital structure included in the TFR. Evergy Kansas Central disputed that any refunds for 2018 through 2022 were required because Evergy Kansas Central was following its approved TFR formula.
In December 2022, FERC issued an order addressing the challenge to the 2020 through 2022 over-collections which were refunded to customers as part of Evergy Kansas Central's 2023 TFR effective in March 2023. In February 2023, certain Evergy Kansas Central TFR customers submitted a formal complaint with FERC requesting the refund of over-collections related to the 2018 and 2019 rate years. As of September 30, 2024 and December 31, 2023, Evergy and Evergy Kansas Central had recorded a $7.1 million regulatory liability related to the 2018 and 2019 rate year refund request. Evergy is awaiting a response from FERC.
Evergy Metro TFR Annual Update
Most recently, the updated TFR was expected to adjust Evergy Metro's annual transmission revenues by approximately:
•$1.0 million increase effective in January 2025;
•$23.7 million increase effective in January 2024; and
•$8.6 million increase effective in January 2023.

5. GOODWILL
GAAP requires goodwill to be tested for impairment annually and when an event occurs indicating the possibility that an impairment exists. Evergy's impairment test for the $2,336.6 million of goodwill that was recorded as a result of the Great Plains Energy, Inc. (Great Plains Energy) and Evergy Kansas Central merger was conducted as of May 1, 2024. The goodwill impairment test consists of comparing the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment. In the event that the carrying amount exceeds the fair value of the reporting unit, an impairment loss is recognized for the difference between the carrying amount of the reporting unit and its fair value. Evergy's consolidated operations are considered one reporting unit for assessment of impairment, as management assesses financial performance and allocates resources on a consolidated basis. The determination of fair value of the reporting unit consisted of two valuation techniques: an income approach consisting of a discounted cash flow analysis and a market approach consisting of a determination of reporting unit invested capital using a market multiple derived from the historical earnings before interest, income taxes, depreciation and amortization and market prices of the stock of peer companies. The results of the two techniques were evaluated and weighted to determine a point within the range that management considered representative of fair value for the reporting unit. The fair value of the reporting unit exceeded the carrying amount, including goodwill. As a result, there was no impairment of goodwill in 2024 or 2023.
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
The following table summarizes the change in the Evergy Companies' AROs for the periods ending September 30, 2024 and December 31, 2023.

	Evergy		Evergy Kansas Central		Evergy Metro
	2024	2023	2024	2023	2024	2023
	(millions)
Beginning balance January 1	$1,203.1	$1,153.2	$599.3	$565.1	$460.4	$444.2
Additions	72.8	9.7	44.8	9.7	24.1	—
Revision in timing and/or estimates	—	3.2	—	1.6	—	1.6
Settlements	(8.9)	(21.8)	(5.6)	(9.8)	(3.0)	(8.6)
Accretion	43.3	58.8	25.1	32.7	15.9	23.2
Ending balance	$1,310.3	$1,203.1	$663.6	$599.3	$497.4	$460.4
Less: current portion	(46.4)	(40.3)	(27.5)	(22.2)	(16.4)	(16.0)
Total noncurrent asset retirement obligation	$1,263.9	$1,162.8	$636.1	$577.1	$481.0	$444.4
In the second quarter of 2024, Evergy, Evergy Kansas Central and Evergy Metro recorded $72.8 million, $44.8 million and $24.1 million of ARO liabilities, respectively, related to the new Environmental Protection Agency (EPA) CCR regulation focused on legacy surface impoundments and historic placements of CCR. This regulation expands applicability of the 2015 CCR regulation to inactive landfills and beneficial use sites not previously regulated. Evergy recorded an offsetting balance to property, plant and equipment, net, or a regulatory asset for each ARO liability. See Note 12 for additional information regarding the regulation of CCRs.

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
For the three months ended and year to date September 30, 2024, Evergy, Evergy Kansas Central and Evergy Metro recorded no pension settlement gains or losses. For the three months ended September 30, 2023, Evergy, Evergy Kansas Central and Evergy Metro recorded pension settlement (gains) losses of ($1.7) million, $0.4 million and ($2.1) million, respectively. Year to date September 30, 2023, Evergy, Evergy Kansas Central and Evergy Metro recorded pension settlement (gains) losses of ($19.6) million, $1.0 million and ($20.6) million, respectively. These settlement gains and losses were the result of accelerated distributions as a result of employee retirements for certain plan participants. Evergy, Evergy Kansas Central and Evergy Metro deferred substantially all of the gains and losses to regulatory assets or regulatory liabilities and expect to recover these amounts over future periods pursuant to regulatory agreements.

The following tables provide the components of net periodic benefit costs prior to the effects of capitalization and sharing with joint owners of power plants.

	Pension Benefits			Post-Retirement Benefits
Three Months Ended September 30, 2024	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$11.6	$4.8	$6.8	$0.5	$0.3	$0.2
Interest cost	22.4	11.4	10.7	2.6	1.2	1.2
Expected return on plan assets	(21.7)	(10.8)	(10.9)	(2.9)	(1.4)	(1.4)
Prior service cost	0.5	0.5	—	—	—	(0.1)
Recognized net actuarial (gain) loss	(4.3)	0.2	(4.4)	(0.9)	(0.5)	(0.5)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	8.5	6.1	2.2	(0.7)	(0.4)	(0.6)
Regulatory adjustment	5.3	(1.8)	6.9	—	0.2	(0.1)
Intercompany allocations	—	(0.4)	(0.5)	—	(0.1)	0.1
Net periodic benefit costs (income)	$13.8	$3.9	$8.6	$(0.7)	$(0.3)	$(0.6)

	Pension Benefits			Post-Retirement Benefits
Year to Date September 30, 2024	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$34.6	$14.3	$20.3	$1.3	$0.7	$0.6
Interest cost	67.2	34.2	32.2	7.6	3.8	3.7
Expected return on plan assets	(65.1)	(32.3)	(32.8)	(8.6)	(4.4)	(4.1)
Prior service cost	1.5	1.5	—	—	—	(0.3)
Recognized net actuarial (gain) loss	(13.0)	0.6	(13.1)	(2.9)	(1.5)	(1.4)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	25.2	18.3	6.6	(2.6)	(1.4)	(1.5)
Regulatory adjustment	17.9	(5.0)	22.4	—	0.6	(0.3)
Intercompany allocations	—	(1.4)	(1.6)	—	(0.1)	0.4
Net periodic benefit costs (income)	$43.1	$11.9	$27.4	$(2.6)	$(0.9)	$(1.4)

	Pension Benefits			Post-Retirement Benefits
Three Months Ended September 30, 2023	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$11.4	$4.7	$6.7	$0.5	$0.2	$0.3
Interest cost	22.9	11.6	11.0	2.7	1.6	1.4
Expected return on plan assets	(21.9)	(11.0)	(10.9)	(2.9)	(1.7)	(1.4)
Prior service cost	0.4	0.5	—	—	—	(0.1)
Recognized net actuarial gain	(4.8)	(0.3)	(4.3)	(1.1)	(0.5)	(0.6)
Settlement (gain) loss	(1.7)	0.4	(2.1)	—	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	6.3	5.9	0.4	(0.8)	(0.4)	(0.4)
Regulatory adjustment	14.4	6.8	7.3	(0.2)	(0.6)	0.5
Intercompany allocations	—	(0.5)	(0.3)	—	0.1	—
Net periodic benefit costs (income)	$20.7	$12.2	$7.4	$(1.0)	$(0.9)	$0.1

	Pension Benefits			Post-Retirement Benefits
Year to Date September 30, 2023	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$34.6	$14.3	$20.3	$1.4	$0.7	$0.7
Interest cost	68.3	34.8	32.7	8.3	4.3	4.1
Expected return on plan assets	(65.8)	(33.2)	(32.6)	(8.9)	(4.7)	(4.2)
Prior service cost	1.4	1.5	—	—	—	(0.3)
Recognized net actuarial gain	(14.3)	(1.0)	(12.7)	(3.2)	(1.5)	(1.6)
Settlement (gain) loss	(19.6)	1.0	(20.6)	—	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	4.6	17.4	(12.9)	(2.4)	(1.2)	(1.3)
Regulatory adjustment	69.9	21.1	48.3	(0.5)	(1.8)	1.5
Intercompany allocations	—	(1.6)	(0.8)	—	0.2	—
Net periodic benefit costs (income)	$74.5	$36.9	$34.6	$(2.9)	$(2.8)	$0.2
The components of net periodic benefit costs other than the service cost component are included in other expense on the Evergy Companies' consolidated statements of income and comprehensive income.
Year to date September 30, 2024, Evergy, Evergy Kansas Central and Evergy Metro made no cash pension contributions. Evergy expects to make cash pension contributions of $36.8 million in 2024 to satisfy the Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and KCC and MPSC rate orders, of which $12.3 million is expected to be paid by Evergy Kansas Central and $24.5 million is expected to be paid by Evergy Metro.
Year to date September 30, 2024, Evergy, Evergy Kansas Central and Evergy Metro made post-retirement benefit contributions of $0.8 million, $0.4 million and $0.4 million, respectively. Evergy, Evergy Kansas Central and Evergy Metro expect to make no additional contributions in 2024 to the post-retirement benefit plans.
8. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
In August 2024, the Evergy Companies extended the expiration date of their $2.5 billion master credit facility from 2027 to 2028. Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West have borrowing capacity under the master credit facility with specific sublimits for each borrower. These sublimits can be unilaterally adjusted by Evergy for each borrower provided the sublimits remain within minimum and maximum sublimits as specified in the facility. The applicable interest rates and commitment fees of the facility are subject to upward or downward adjustments, within certain limitations, if Evergy achieves, or fails to achieve, certain sustainability-linked targets based on two key performance indicator metrics: (i) Non-Emitting Generation Capacity and (ii) Diverse Supplier Spend (as defined in the facility). The applicable interest rates and commitment fees of the facility are also subject to changes in ratings by the credit rating agencies.
A default by any borrower under the facility or one of its significant subsidiaries on other indebtedness totaling more than $100.0 million constitutes a default by that borrower under the facility. Under the terms of this facility, each of Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West is required to maintain a total indebtedness to total capitalization ratio, as defined in the facility, of not greater than 0.65 to 1.00. As of September 30, 2024, Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West were in compliance with this covenant.

The following table summarizes the committed credit facilities (excluding receivable sale facilities discussed in Note 3) available to the Evergy Companies as of September 30, 2024 and December 31, 2023.

		Amounts Drawn
	Master Credit Facility	Commercial Paper	Letters of Credit	Cash Borrowings	Available Borrowings	Weighted Average Interest Rate on Short-Term Borrowings
September 30, 2024	(millions)
Evergy, Inc.	$700.0	$483.2	$0.7	$—	$216.1	4.95%
Evergy Kansas Central	950.0	691.7	1.0	—	257.3	5.08%
Evergy Metro	450.0	71.9	1.0	—	377.1	4.94%
Evergy Missouri West	400.0	176.0	—	—	224.0	4.94%
Evergy	$2,500.0	$1,422.8	$2.7	$—	$1,074.5

December 31, 2023
Evergy, Inc.	$300.0	$—	$0.7	$—	$299.3	—%
Evergy Kansas Central	750.0	230.4	1.0	—	518.6	5.56%
Evergy Metro	750.0	423.3	—	—	326.7	5.58%
Evergy Missouri West	700.0	298.1	—	—	401.9	5.66%
Evergy	$2,500.0	$951.8	$1.7	$—	$1,546.5
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
Senior Notes
In September 2024, Evergy repaid its $800.0 million of 2.45% Senior Notes at maturity.
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
The Evergy Companies consider various qualitative factors, such as contract and marketplace attributes, in designating derivative instruments at inception. The Evergy Companies may elect the normal purchases and normal sales (NPNS) exception, which requires the effects of the derivative to be recorded when the underlying contract settles under accrual accounting. The Evergy Companies account for derivative instruments that are not designated as NPNS primarily as either economic hedges or trading contracts (non-hedging derivatives) which are recorded as assets or liabilities on the consolidated balance sheets at fair value. See Note 11 for additional information on the Evergy Companies' methods for assessing the fair value of derivative instruments. Changes in the fair value of non-hedging derivatives that are related to the Evergy Companies' regulated operations are deferred to a regulatory asset or regulatory liability when determined to be probable of future recovery or refund from/to customers. Recovery of the actual costs incurred by regulated activities will not impact earnings but will impact cash flows due to the timing of the recovery mechanism. Cash flows for all derivative instruments are classified as operating activities on the Evergy Companies' statements of cash flows, with the exception of cash flows for interest rate swap agreements accounted for as cash flows hedges of forecasted debt transactions, which are recorded as financing activities. Changes in the fair value of non-hedging derivatives that are not related to the Evergy Companies' regulated operations are recorded in operating revenues on the Evergy Companies' statements of income and comprehensive income.
The Evergy Companies offset fair value amounts recognized for derivative instruments under master netting arrangements, which include rights to reclaim cash collateral (a receivable), or the obligation to return cash collateral (a payable).

The gross notional contract amount by commodity type for derivative instruments is summarized in the following table.

		September 30	December 31
Non-hedging derivatives	Notional volume unit of measure	2024	2023
Evergy		(millions)
Commodity contracts
Power	MWhs	77.3	52.9
Natural gas	MMBtu	855.9	559.9
Evergy Kansas Central
Commodity contracts
Power	MWhs	45.8	32.1
Natural gas	MMBtu	855.9	558.7
Evergy Metro
Commodity contracts
Power	MWhs	23.9	15.1
The fair values of Evergy's open derivative positions and balance sheet classifications are summarized in the following tables. The fair values below are gross values before netting agreements and netting of cash collateral.

		September 30	December 31
Evergy		2024	2023
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$22.0	$23.2
	Other assets - long-term	36.6	35.7
Natural gas	Other assets - current	38.1	68.1
	Other assets - long-term	3.7	6.0
Total derivative assets		$100.4	$133.0
Commodity contracts
Power	Other liabilities - current	$11.4	$21.0
	Other liabilities - long-term	34.5	32.9
Natural gas	Other liabilities - current	38.4	68.1
	Other liabilities - long-term	3.9	6.8
Total derivative liabilities		$88.2	$128.8

		September 30	December 31
Evergy Kansas Central		2024	2023
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$9.9	$18.3
	Other assets - long-term	36.6	35.7
Natural gas	Other assets - current	38.1	68.1
	Other assets - long-term	3.7	6.0
Total derivative assets		$88.3	$128.1
Commodity contracts
Power	Other liabilities - current	$9.2	$14.3
	Other liabilities - long-term	34.5	32.9
Natural gas	Other liabilities - current	38.4	67.0
	Other liabilities - long-term	3.9	6.8
Total derivative liabilities		$86.0	$121.0

		September 30	December 31
Evergy Metro		2024	2023
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$8.5	$2.1
Total derivative assets		$8.5	$2.1
Commodity contracts
Power	Other liabilities - current	$1.5	$5.7
Total derivative liabilities		$1.5	$5.7
The following tables present the line items on the Evergy Companies' consolidated balance sheets where derivative assets and liabilities are reported. The gross amounts offset in the tables below show the effect of master netting arrangements and include collateral posted to offset the net position.

September 30, 2024	Evergy	Evergy Kansas Central	Evergy Metro
Derivative Assets	(millions)
Current
Gross amounts recognized	$60.1	$48.0	$8.5
Gross amounts offset	(45.1)	(42.9)	(1.5)
Net amounts presented in other assets - current	$15.0	$5.1	$7.0
Long-Term
Gross amounts recognized	$40.3	$40.3	$—
Gross amounts offset	(11.7)	(11.7)	—
Net amounts presented in other assets - long-term	$28.6	$28.6	$—
Derivative Liabilities
Current
Gross amounts recognized	$49.8	$47.6	$1.5
Gross amounts offset	(46.0)	(43.8)	(1.5)
Net amounts presented in other liabilities - current	$3.8	$3.8	$—
Long-Term
Gross amounts recognized	$38.4	$38.4	$—
Gross amounts offset	(3.7)	(3.7)	—
Net amounts presented in other liabilities - long-term	$34.7	$34.7	$—

December 31, 2023	Evergy	Evergy Kansas Central	Evergy Metro
Derivative Assets	(millions)
Current
Gross amounts recognized	$91.3	$86.4	$2.1
Gross amounts offset	(78.4)	(75.3)	(2.1)
Net amounts presented in other assets - current	$12.9	$11.1	$—
Long-Term
Gross amounts recognized	$41.7	$41.7	$—
Gross amounts offset	(11.9)	(11.9)	—
Net amounts presented in other assets - long-term	$29.8	$29.8	$—
Derivative Liabilities
Current
Gross amounts recognized	$89.1	$81.3	$5.7
Gross amounts offset	(77.5)	(74.4)	(2.1)
Net amounts presented in other liabilities - current	$11.6	$6.9	$3.6
Long-Term
Gross amounts recognized	$39.7	$39.7	$—
Gross amounts offset	(5.9)	(5.9)	—
Net amounts presented in other liabilities - long-term	$33.8	$33.8	$—
The following table summarizes the amounts of gain (loss) recognized in income for the change in fair value of derivatives not designated as hedging instruments for the Evergy Companies.

		Three Months Ended September 30		Year to Date September 30
Location of gain (loss)	Contract type	2024	2023	2024	2023
Evergy		(millions)
Operating revenues	Commodity	$(10.8)	$2.7	$(20.7)	$20.3
Total		$(10.8)	$2.7	$(20.7)	$20.3
Evergy Kansas Central
Operating revenues	Commodity	$(10.8)	$2.7	$(20.7)	$20.3
Total		$(10.8)	$2.7	$(20.7)	$20.3
Credit risk of the Evergy Companies' derivative instruments relates to the potential adverse financial impact resulting from non-performance by a counterparty of its contractual obligations. The Evergy Companies maintain credit policies and employ credit risk mitigation, such as collateral requirements or letters of credit, when necessary to minimize their overall credit risk and monitor exposure. Substantially all of the Evergy Companies' counterparty credit risk associated with derivative instruments relates to Evergy Kansas Central's non-regulated energy marketing activities. As of September 30, 2024, if counterparty groups completely failed to perform on contracts, Evergy's and Evergy Kansas Central's maximum exposure related to derivative assets was $32.9 million. As of September 30, 2024, the potential loss after the consideration of applicable master netting arrangements and collateral received for Evergy and Evergy Kansas Central was $22.7 million.
Certain of the Evergy Companies' derivative instruments contain collateral provisions that are tied to the Evergy Companies' credit ratings and may require the posting of collateral for various reasons, including if the Evergy Companies' credit ratings were to fall below investment grade. Substantially all of these derivative instruments relate to Evergy Kansas Central's non-regulated energy marketing activities. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of September 30, 2024, was $36.8 million for which Evergy and Evergy Kansas Central have posted $2.5 million collateral in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered as of September 30, 2024, Evergy and Evergy Kansas Central could be required to post an additional $33.7 million of collateral to their counterparties.
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

	September 30, 2024		December 31, 2023
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt(a)	(millions)
Evergy(b)	$11,975.9	$11,529.8	$11,853.3	$11,044.9
Evergy Kansas Central	4,582.7	4,262.0	4,580.4	4,176.6
Evergy Metro	3,222.8	3,108.0	2,924.4	2,738.8
(a) Includes current maturities.
(b) Book value as of September 30, 2024 and December 31, 2023, includes $82.9 million and $87.0 million, respectively, of fair value adjustments recorded in connection with purchase accounting for the Great Plains Energy and Evergy Kansas Central merger, which are not part of future principal payments and will amortize over the remaining life of the associated debt instrument.

Recurring Fair Value Measurements
The following tables include balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	September 30, 2024	Netting	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$151.3	$—	$142.2	$—	$—	$9.1
International equity funds	84.1	—	84.1	—	—	—
Core bond fund	62.3	—	62.3	—	—	—
High-yield bond fund	32.1	—	32.1	—	—	—
Emerging markets bond fund	20.2	—	20.2	—	—	—
Alternative investments fund	43.9	—	—	—	—	43.9
Real estate securities fund	16.2	—	—	—	—	16.2
Cash equivalents	0.6	—	0.6	—	—	—
Total nuclear decommissioning trust	410.7	—	341.5	—	—	69.2
Rabbi trust
Fixed income funds	15.1	—	15.1	—	—	—
Equity funds	7.4	—	7.4	—	—	—
Combination debt/equity/other fund	1.7	—	1.7	—	—	—
Cash equivalents	0.2	—	0.2	—	—	—
Total rabbi trust	24.4	—	24.4	—	—	—
Derivative instruments - commodity contracts(b)
Power	32.1	(14.4)	10.4	32.8	3.3	—
Natural gas	1.6	(40.2)	38.3	3.5	—	—
Total derivative assets	33.7	(54.6)	48.7	36.3	3.3	—
Total assets	468.8	(54.6)	414.6	36.3	3.3	69.2
Liabilities
Derivative instruments - commodity contracts(b)
Power	36.4	(7.3)	4.0	36.7	3.0	—
Natural gas	2.1	(40.2)	38.1	4.2	—	—
Total derivative liabilities	38.5	(47.5)	42.1	40.9	3.0	—
Total liabilities	$38.5	$(47.5)	$42.1	$40.9	$3.0	$—
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$361.2	$—	$361.2	$—	$—	$—
Debt securities
U.S. Treasury	55.4	—	55.4	—	—	—
State and local obligations	2.2	—	—	2.2	—	—
Corporate bonds	44.7	—	—	44.7	—	—
Cash equivalents	3.2	—	3.2	—	—	—
Total nuclear decommissioning trust	466.7	—	419.8	46.9	—	—
Self-insured health plan trust(c)
Equity securities	1.7	—	1.7	—	—	—
Debt securities	8.3	—	2.1	6.2	—	—
Cash and cash equivalents	3.9	—	3.9	—	—	—
Total self-insured health plan trust	13.9	—	7.7	6.2	—	—
Derivative instruments - commodity contracts(b)
Power	7.0	(1.5)	—	—	8.5	—
Total derivative assets	7.0	(1.5)	—	—	8.5	—
Total assets	487.6	(1.5)	427.5	53.1	8.5	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(1.5)	—	—	1.5	—
Total derivative liabilities	—	(1.5)	—	—	1.5	—
Total liabilities	$—	$(1.5)	$—	$—	$1.5	$—

Description	September 30, 2024	Netting	Level 1	Level 2	Level 3	NAV
Other Evergy	(millions)
Assets
Rabbi trusts
Core bond fund	$8.5	$—	$8.5	$—	$—	$—
Total rabbi trusts	8.5	—	8.5	—	—	—
Derivative instruments - commodity contracts(b)
Power	2.9	(0.7)	—	—	3.6	—
Total derivative assets	2.9	(0.7)	—	—	3.6	—
Total assets	11.4	(0.7)	8.5	—	3.6	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(0.7)	—	—	0.7	—
Total derivative liabilities	—	(0.7)	—	—	0.7	—
Total liabilities	$—	$(0.7)	$—	$—	$0.7	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$877.4	$—	$761.3	$46.9	$—	$69.2
Rabbi trusts	32.9	—	32.9	—	—	—
Self-insured health plan trust(c)	13.9	—	7.7	6.2	—	—
Derivative instruments - commodity contracts(b)
Power	42.0	(16.6)	10.4	32.8	15.4	—
Natural gas	1.6	(40.2)	38.3	3.5	—	—
Total derivative assets	43.6	(56.8)	48.7	36.3	15.4	—
Total assets	967.8	(56.8)	850.6	89.4	15.4	69.2
Liabilities
Derivative instruments - commodity contracts(b)
Power	36.4	(9.5)	4.0	36.7	5.2	—
Natural gas	2.1	(40.2)	38.1	4.2	—	—
Total derivative liabilities	38.5	(49.7)	42.1	40.9	5.2	—
Total liabilities	$38.5	$(49.7)	$42.1	$40.9	$5.2	$—

Description	December 31, 2023	Netting	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$133.1	$—	$123.3	$—	$—	$9.8
International equity funds	72.6	—	72.6	—	—	—
Core bond fund	56.2	—	56.2	—	—	—
High-yield bond fund	29.1	—	29.1	—	—	—
Emerging markets bond fund	18.3	—	18.3	—	—	—
Alternative investments fund	37.9	—	—	—	—	37.9
Real estate securities fund	17.2	—	—	—	—	17.2
Cash equivalents	0.7	—	0.7	—	—	—
Total nuclear decommissioning trust	365.1	—	300.2	—	—	64.9
Rabbi trust
Fixed income funds	15.2	—	15.2	—	—	—
Equity funds	7.4	—	7.4	—	—	—
Combination debt/equity/other fund	1.7	—	1.7	—	—	—
Cash equivalents	0.2	—	0.2	—	—	—
Total rabbi trust	24.5	—	24.5	—	—	—
Derivative instruments - commodity contracts(b)
Power	40.2	(13.8)	16.3	32.2	5.5	—
Natural gas	0.7	(73.4)	72.7	1.4	—	—
Total derivative assets	40.9	(87.2)	89.0	33.6	5.5	—
Total assets	430.5	(87.2)	413.7	33.6	5.5	64.9
Liabilities
Derivative instruments - commodity contracts(b)
Power	40.3	(6.9)	9.4	34.6	3.2	—
Natural gas	0.4	(73.4)	72.6	1.2	—	—
Total derivative liabilities	40.7	(80.3)	82.0	35.8	3.2	—
Total liabilities	$40.7	$(80.3)	$82.0	$35.8	$3.2	$—
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$302.4	$—	$302.4	$—	$—	$—
Debt securities
U.S. Treasury	47.9	—	47.9	—	—	—
State and local obligations	3.8	—	—	3.8	—	—
Corporate bonds	43.9	—	—	43.9	—	—
Foreign governments	0.1	—	—	0.1	—	—
Cash equivalents	3.2	—	3.2	—	—	—
Total nuclear decommissioning trust	401.3	—	353.5	47.8	—	—
Self-insured health plan trust(c)
Equity securities	2.0	—	2.0	—	—	—
Debt securities	9.4	—	2.5	6.9	—	—
Cash and cash equivalents	4.3	—	4.3	—	—	—
Total self-insured health plan trust	15.7	—	8.8	6.9	—	—
Derivative instruments - commodity contracts(b)
Power	—	(2.1)	—	—	2.1	—
Total derivative assets	—	(2.1)	—	—	2.1	—
Total assets	417.0	(2.1)	362.3	54.7	2.1	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	3.6	(2.1)	—	—	5.7	—
Total derivative liabilities	3.6	(2.1)	—	—	5.7	—
Total liabilities	$3.6	$(2.1)	$—	$—	$5.7	$—

Description	December 31, 2023	Netting	Level 1	Level 2	Level 3	NAV
Other Evergy	(millions)
Assets
Rabbi trusts
Core bond fund	$8.8	$—	$8.8	$—	$—	$—
Total rabbi trusts	8.8	—	8.8	—	—	—
Derivative instruments - commodity contracts(b)
Power	1.8	(1.0)	—	—	2.8	—
Total derivative assets	1.8	(1.0)	—	—	2.8	—
Total assets	10.6	(1.0)	8.8	—	2.8	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(1.0)	—	—	1.0	—
Natural gas	1.1	—	—	1.1	—	—
Total derivative liabilities	1.1	(1.0)	—	1.1	1.0	—
Total liabilities	$1.1	$(1.0)	$—	$1.1	$1.0	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$766.4	$—	$653.7	$47.8	$—	$64.9
Rabbi trusts	33.3	—	33.3	—	—	—
Self-insured health plan trust(c)	15.7	—	8.8	6.9	—	—
Derivative instruments - commodity contracts(b)
Power	42.0	(16.9)	16.3	32.2	10.4	—
Natural gas	0.7	(73.4)	72.7	1.4	—	—
Total derivative assets	42.7	(90.3)	89.0	33.6	10.4	—
Total assets	858.1	(90.3)	784.8	88.3	10.4	64.9
Liabilities
Derivative instruments - commodity contracts(b)
Power	43.9	(10.0)	9.4	34.6	9.9	—
Natural gas	1.5	(73.4)	72.6	2.3	—	—
Total derivative liabilities	45.4	(83.4)	82.0	36.9	9.9	—
Total liabilities	$45.4	$(83.4)	$82.0	$36.9	$9.9	$—
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

	September 30, 2024		December 31, 2023		September 30, 2024
	Fair	Unfunded	Fair	Unfunded	Redemption	Length of
	Value	Commitments	Value	Commitments	Frequency	Settlement
Evergy Kansas Central	(millions)
Nuclear decommissioning trust:
Domestic equity funds	$9.1	$1.4	$9.8	$1.4	(a)	(a)
Alternative investments fund(b)	43.9	—	37.9	—	Quarterly	65 days
Real estate securities fund(b)	16.2	—	17.2	—	Quarterly	65 days
Total Evergy investments at NAV	$69.2	$1.4	$64.9	$1.4
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
The following table summarizes the net unrealized gains (losses) for the Evergy Companies' nuclear decommissioning trusts and rabbi trusts.

	Three Months Ended September 30		Year to Date September 30
	2024	2023	2024	2023
Evergy	(millions)
Nuclear decommissioning trust - equity securities	$39.9	$(8.3)	$92.2	$46.4
Nuclear decommissioning trust - debt securities	4.1	(3.4)	2.4	(2.6)
Rabbi trusts - equity securities	1.8	(1.1)	2.1	0.6
Total	$45.8	$(12.8)	$96.7	$44.4
Evergy Kansas Central
Nuclear decommissioning trust - equity securities	$19.9	$1.4	$40.4	$23.4
Rabbi trust - equity securities	1.3	(0.7)	1.8	0.8
Total	$21.2	$0.7	$42.2	$24.2
Evergy Metro
Nuclear decommissioning trust - equity securities	$20.0	$(9.7)	$51.8	$23.0
Nuclear decommissioning trust - debt securities	4.1	(3.4)	2.4	(2.6)
Total	$24.1	$(13.1)	$54.2	$20.4
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
Ozone Interstate Transport State Implementation Plans (ITSIP)
In 2015, the EPA lowered the Ozone National Ambient Air Quality Standards (NAAQS) from 75 ppb to 70 ppb. Impacted states were required to submit ITSIPs in 2018 to comply with the "Good Neighbor Provision" of the Clean Air Act (CAA). The EPA did not act on these ITSIP submissions by the deadline established in the CAA and entered consent decrees establishing deadlines to take final action on various ITSIPs. In February 2022, the EPA published a proposed rule to disapprove the ITSIPs submitted by nineteen states including Missouri and Oklahoma. In April 2022, the EPA published an approval of the Kansas ITSIP in the Federal Register. The Missouri Department of Natural Resources (MDNR) submitted a supplemental ITSIP to the EPA in November 2022. In February 2023, the EPA published a final rule disapproving the ITSIPs submitted by nineteen states, including the final disapproval of the Missouri and Oklahoma ITSIPs. In April 2023, the Attorneys General of Missouri and Oklahoma filed Petitions for Review in the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) and the U.S. Court of Appeals for the Tenth Circuit (Tenth Circuit), respectively, challenging the EPA's disapproval. In May 2023, the Eighth Circuit granted a stay of the EPA's disapproval of the Missouri ITSIP. Similarly, in July 2023, the Tenth Circuit granted a stay of the EPA's disapproval of the Oklahoma ITSIP. In August 2024, the EPA published in the Federal Register a proposed rule to disapprove the supplemental ITSIP that Missouri submitted in November 2022. Due to uncertainty regarding the stays of the EPA's disapprovals of the Missouri and Oklahoma ITSIPs, the Evergy Companies are unable to accurately assess the impact on their operations or consolidated financial results, but the cost to comply could be material. In January 2024, the EPA proposed to disapprove the ITSIP for Kansas and four other states. The Kansas ITSIP was previously approved in April 2022. The impact of the EPA's disapproval of the Kansas ITSIP could have a material impact on the Evergy Companies' operations.
Ozone Interstate Transport Federal Implementation Plans (ITFIP)
In April 2022, the EPA published in the Federal Register the proposed ITFIP to resolve outstanding "Good Neighbor" obligations with respect to the 2015 Ozone NAAQS for twenty-six states including Missouri and Oklahoma. This ITFIP would establish a revised Cross-State Air Pollution Rule (CSAPR) ozone season nitrogen oxide (NOx) emissions trading program for EGUs beginning in 2023 and would limit ozone season NOx emissions from certain industrial stationary sources beginning in 2026. The proposed rule would also establish a new daily backstop NOx emissions rate limit for applicable coal-fired units larger than 100 MW, as well as unit-specific NOx emission rate limits for certain industrial emission units and would feature "dynamic" adjustments of emission budgets for EGUs beginning with ozone season 2025. The proposed ITFIP included reductions to the state ozone season NOx budgets for Missouri and Oklahoma beginning in 2023 with additional reductions in future years. The Evergy Companies provided formal comments as part of the rulemaking process. In March 2023, the EPA issued the final ITFIPs for twenty-three states, including Missouri and Oklahoma, which included reduced ozone season NOx budgets for EGUs in Missouri, Oklahoma and other states, and included other features and requirements that were in the proposed version of the rule. Because the EPA's authority to impose an ITFIP for a state is triggered by the state's failure to submit an ITSIP addressing NAAQS by the statutory deadline or disapproval of an ITSIP, the EPA lacks authority under the Clean Air Act to impose an ITFIP on a state for which state implementation plan (SIP) disapprovals have been stayed by the courts. Accordingly, the EPA issued interim final rules staying the effectiveness of the ITFIP in both Missouri and Oklahoma while the stays issued by the Eighth and Tenth Circuits in the ITSIP disapproval cases remain in place. During this time, both states will continue to operate under the existing CSAPR program. While Kansas was not originally included in the ITFIP, in January 2024, the EPA issued a proposal to include Kansas in the ITFIP. If finalized, the ITFIP for Kansas would become effective for the 2025 ozone season beginning in May 2025. In June 2024, the U.S. Supreme Court issued an order granting emergency motions for stay filed by state and industry petitioners of the final ITFIP pending further review of the ITFIP by the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit). If the ITFIP ultimately takes effect for Missouri, Kansas and Oklahoma following the pending litigation, the impact on the Evergy Companies' operations and the cost to comply could be material.
Particulate Matter National Ambient Air Quality Standards
In March 2024, the EPA published in the Federal Register the final rule which strengthens the primary annual PM2.5 (particulate matter less than 2.5 microns in diameter) NAAQS. The EPA is lowering the primary annual PM2.5 NAAQS from 12.0 µg/m3 (micrograms per cubic meter) to 9.0 µg/m3. The final rule took effect in May 2024. In August 2024, the EPA released the PM2.5 ambient monitor design values for calendar years 2021 through 2023. These design values will be used by each state governor for recommending to the EPA attainment designations for their states. The design values for several monitors in Kansas are currently above the PM2.5 NAAQS which could result in areas of Kansas and adjacent portions of Missouri being designated nonattainment. The Evergy Companies are in the process of reviewing these design values; however, due to the uncertainty of the attainment status of portions of the service territory, the Evergy Companies are unable to accurately assess the impacts on their operations or consolidated financial results, but the cost to comply with lower PM2.5 NAAQS could be material.
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
The Kansas SIP revision requested no additional emission reductions by electric utilities based on the significant reductions that were achieved during the first implementation period. The Kansas Department of Health and Environment (KDHE) submitted the Kansas SIP revision in July 2021. In August 2024, the EPA issued the final disapproval of the Kansas SIP revision for failing to conduct a four-factor analysis for at least two emission sources in Kansas. If a Kansas generating unit of the Evergy Companies is selected for analysis, the possibility exists that the state or the EPA, through a revised SIP or a FIP, could determine that additional operational or physical modifications are required on the generating unit to further reduce emissions.
If a Kansas or Missouri revised SIP or FIP is finalized, the overall costs of implementing the proposed rules could be material to the Evergy Companies.

Greenhouse Gases
Burning coal and other fossil fuels releases carbon dioxide (CO2) and other gases referred to as greenhouse gases (GHG). Various regulations under the CAA limit CO2 and other GHG emissions, and in addition, other measures are being imposed or offered by individual states, municipalities and regional agreements with the goal of reducing GHG emissions. In April 2024, the EPA finalized the GHG regulations and GHG guidelines that apply to new and existing fossil fuel fired EGUs. The final GHG regulation establishes CO2 limitations on emissions from new and reconstructed stationary combustion turbines. The GHG guidelines set CO2 emission limitations for existing coal, oil and gas-fired steam generating units. For new and reconstructed stationary combustion turbines, the emission limitations were developed by applying the Best System of Emission Reduction (BSER) to three distinct subcategories (low load, intermediate load and base load) taking into consideration the annual capacity factor of the stationary combustion turbine. For intermediate and base load stationary combustion turbines, BSER is assumed to be the utilization of highly efficient combustion turbine technology. Base load stationary combustion turbines are also required to consider the emissions reduction associated with the application of carbon capture and sequestration (CCS) beginning in 2032. For existing coal-fired EGUs, the emission limitations were established by applying the BSER to two subcategories (medium and long-term). For medium-term existing coal-fired units, which are units retiring between 2032 and 2038, the BSER established emission limitation is based on co-firing natural gas beginning in 2030. For units operating in 2039 and after, BSER is the application of CCS starting in 2032. In July 2024, the D.C. Circuit denied motions of stay filed by various states, industry and trade organizations; however, the D.C. Circuit has ordered expedited review of the challenges to the final regulations and guidelines. Also, in July 2024, various states, industry and trade organizations filed an application for emergency stay with the U.S. Supreme Court. The U.S. Supreme Court issued an order in October 2024 denying the applications and leaving the rule in place while challenges to the merits of the rule proceed in the D.C. Circuit.
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
13. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
In the normal course of business, Evergy Kansas Central, Evergy Metro and Evergy Missouri West engage in related party transactions with one another. In addition, Evergy Kansas Central, Evergy Metro and Evergy Missouri West plan to engage in the construction of additional jointly-owned generation facilities. See Note 1 for a discussion of future planned investments. A summary of these related party transactions and the amounts associated with them is provided below.
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
The operating expenses and capital costs billed for jointly-owned plants and shared services are detailed in the following table.

	Three Months Ended September 30		Year to Date September 30
	2024	2023	2024	2023
	(millions)
Evergy Kansas Central billings to Evergy Missouri West	$7.0	$8.0	$24.5	$24.1
Evergy Metro billings to Evergy Missouri West	24.9	29.7	84.4	86.9
Evergy Kansas Central billings to Evergy Metro	11.2	10.8	34.8	33.7
Evergy Metro billings to Evergy Kansas Central	33.9	32.6	99.1	93.2

Related Party Net Receivables and Payables
The following table summarizes Evergy Kansas Central's and Evergy Metro's related party net receivables and payables.

	September 30	December 31
	2024	2023
Evergy Kansas Central	(millions)
Net payable to Evergy	$(13.2)	$(274.5)
Net payable to Evergy Metro	(18.5)	(19.6)
Net receivable from Evergy Missouri West	11.6	11.3

Evergy Metro
Net receivable from Evergy	$16.0	$15.9
Net receivable from Evergy Kansas Central	18.5	19.6
Net receivable from Evergy Missouri West	81.7	91.9
Money Pool
Evergy Kansas Central, Evergy Metro and Evergy Missouri West are authorized to participate in the Evergy, Inc. money pool, which is an internal financing arrangement in which funds may be lent on a short-term basis between Evergy Kansas Central, Evergy Metro, Evergy Missouri West and Evergy, Inc. Evergy, Inc. can lend but not borrow under the money pool.
As of September 30, 2024, Evergy Kansas Central and Evergy Metro had no outstanding receivables or payables under the money pool. As of December 31, 2023, Evergy Kansas Central had a $261.4 million outstanding payable to Evergy, Inc. under the money pool. As of December 31, 2023, Evergy Metro had no outstanding receivables or payables under the money pool.
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

	September 30	December 31
	2024	2023
Evergy Kansas Central	(millions)
Income taxes receivable from Evergy	$32.1	$11.5

Evergy Metro
Income taxes payable to Evergy	$(22.3)	$(6.8)
14. SHAREHOLDERS' EQUITY
Evergy Registration Statements
In August 2024, Evergy filed a Form S-3 with the SEC. Under this Form S-3, which is uncapped, Evergy may issue debt and other securities, including common stock, in the future with the amounts, prices and terms to be determined at the time of future offerings. The registration statement was filed to replace a similar Form S-3 upon expiration of its three-year term. The shelf registration statement expires in August 2027.
15. VARIABLE INTEREST ENTITIES
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
The following table summarizes the impact of Evergy Missouri West Storm Funding on Evergy's consolidated balance sheet as of September 30, 2024. There was no impact on Evergy's consolidated balance sheet as of December 31, 2023.

September 30
2024
Evergy	(millions)
Current assets
Regulatory assets	$15.6
Other	19.7
Other assets
Regulatory assets	298.6
Other	1.7
Current liabilities
Current maturities of long-term debt	19.5
Accrued interest	10.2
Long-term liabilities
Long-term debt, net	303.8

16. TAXES
Components of income tax expense are detailed in the following tables.

Evergy
	Three Months Ended September 30		Year to Date September 30
	2024	2023	2024	2023
Current income taxes	(millions)
Federal	$(3.8)	$(17.3)	$7.1	$(6.7)
State	(13.9)	8.2	3.4	20.1
Total	(17.7)	(9.1)	10.5	13.4
Deferred income taxes
Federal	47.8	25.7	52.0	38.9
State	(8.3)	(5.9)	(22.4)	(14.8)
Total	39.5	19.8	29.6	24.1
Investment tax credit
Deferral	—	2.8	—	2.8
Amortization	(1.8)	(4.7)	(5.4)	(8.3)
Total	(1.8)	(1.9)	(5.4)	(5.5)
Income tax expense	$20.0	$8.8	$34.7	$32.0

Evergy Kansas Central
	Three Months Ended September 30		Year to Date September 30
	2024	2023	2024	2023
Current income taxes	(millions)
Federal	$(30.5)	$(7.0)	$(16.0)	$14.5
State	(3.6)	3.0	3.7	7.9
Total	(34.1)	(4.0)	(12.3)	22.4
Deferred income taxes
Federal	45.9	(1.1)	35.7	(11.8)
State	(2.8)	(1.8)	(7.5)	(4.1)
Total	43.1	(2.9)	28.2	(15.9)
Investment tax credit
Deferral	—	2.9	—	2.9
Amortization	(1.0)	(3.9)	(2.9)	(5.8)
Total	(1.0)	(1.0)	(2.9)	(2.9)
Income tax expense (benefit)	$8.0	$(7.9)	$13.0	$3.6

Evergy Metro
	Three Months Ended September 30		Year to Date September 30
	2024	2023	2024	2023
Current income taxes	(millions)
Federal	$28.5	$0.1	$34.4	$(1.7)
State	(5.3)	3.7	1.9	8.9
Total	23.2	3.8	36.3	7.2
Deferred income taxes
Federal	7.4	23.0	18.2	43.5
State	(3.4)	(2.2)	(9.6)	(5.8)
Total	4.0	20.8	8.6	37.7
Investment tax credit amortization	(0.8)	(0.9)	(2.4)	(2.6)
Income tax expense	$26.4	$23.7	$42.5	$42.3
Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Evergy
	Three Months Ended September 30		Year to Date September 30
	2024	2023	2024	2023
Federal statutory income tax	21.0%	21.0%	21.0%	21.0%
COLI policies	(1.2)	(1.8)	(1.2)	(1.6)
State income taxes	(3.7)	(0.5)	(1.9)	(0.2)
Flow through depreciation for plant-related differences	(4.3)	(9.9)	(6.1)	(8.7)
Federal tax credits	(6.8)	(6.7)	(6.7)	(5.9)
Non-controlling interest	(0.3)	(0.4)	(0.3)	(0.3)
AFUDC equity	(0.4)	0.2	(0.4)	(0.2)
Amortization of federal investment tax credits	(0.6)	(0.8)	(0.6)	(0.7)
Valuation allowance	—	1.0	—	0.6
Officer compensation limitation	0.1	0.3	0.1	0.3
Other	0.3	—	0.3	0.2
Effective income tax rate	4.1%	2.4%	4.2%	4.5%

Evergy Kansas Central
	Three Months Ended September 30		Year to Date September 30
	2024	2023	2024	2023
Federal statutory income tax	21.0%	21.0%	21.0%	21.0%
COLI policies	(1.9)	(4.3)	(1.9)	(3.1)
State income taxes	(2.1)	(2.3)	(0.8)	(0.5)
Flow through depreciation for plant-related differences	(2.5)	(6.2)	(4.0)	(4.5)
Federal tax credits	(10.2)	(16.3)	(10.4)	(11.7)
Non-controlling interest	(0.4)	(0.9)	(0.4)	(0.7)
AFUDC equity	(0.5)	0.3	(0.5)	(0.2)
Amortization of federal investment tax credits	(0.4)	(0.8)	(0.4)	(0.6)
Valuation allowance	—	2.8	—	1.1
Other	0.1	0.4	—	0.3
Effective income tax rate	3.1%	(6.3)%	2.6%	1.1%

Evergy Metro
	Three Months Ended September 30		Year to Date September 30
	2024	2023	2024	2023
Federal statutory income tax	21.0%	21.0%	21.0%	21.0%
COLI policies	(0.1)	(0.1)	(0.1)	(0.1)
State income taxes	(3.3)	0.6	(1.8)	0.7
Flow through depreciation for plant-related differences	(3.6)	(8.7)	(5.2)	(8.5)
Federal tax credits	(0.7)	(0.3)	(0.7)	(0.2)
AFUDC equity	(0.3)	0.2	(0.2)	(0.3)
Amortization of federal investment tax credits	(0.8)	(0.9)	(0.8)	(0.9)
Stock compensation	—	—	0.2	0.2
Officer compensation limitation	0.3	0.5	0.3	0.5
Other	—	(0.1)	—	(0.1)
Effective income tax rate	12.5%	12.2%	12.7%	12.3%
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
In October 2024, Evergy Missouri West, MPSC staff and other intervenors in the case reached a unanimous partial stipulation and agreement to settle certain issues in the case. The partial stipulation and agreement provided for an increase to Evergy Missouri West's retail revenues of approximately $55 million after lowering base rates for fuel and purchased power expense of approximately $49 million and rebasing property tax expense. The partial stipulation and agreement excludes one prospective issue related to the proportion of fuel and purchased power costs that are shared with shareholders in Evergy Missouri West's fuel adjustment clause which will be resolved by the MPSC in its final order. The unanimous partial stipulation and agreement is subject to the approval of the MPSC expected in December 2024. If approved, new rates are expected to be effective in January 2025.

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
Additionally, the law establishes new mechanisms for the recovery of costs associated with new gas-fired generating units. If the KCC decides investment in a new gas-fired generating unit is reasonable, the utility would be able to recover the return on 100% of the associated construction costs at its weighted average cost of capital. The cost recovery from customers could begin a year after construction begins. Rates could be adjusted every six months until new base rates reflecting the plant's costs are established.
In April 2024, Kansas S.B. 410 was signed into law by the Governor of Kansas. Most notably, S.B. 410 includes an exemption from all property and ad valorem taxes on certain electric generation facilities for which construction or installation begins on or after January 1, 2025.
Renewable Plant Investments
Evergy Kansas Central intends to construct and own an approximately 159 MW solar generation facility to be located in Kansas and called Kansas Sky. The solar generation facility is expected to begin operations by summer of 2027. The construction of Kansas Sky is subject to the granting by the KCC of predetermination with reasonably acceptable terms and other closing conditions. In November 2024, Evergy Kansas Central requested predetermination from the KCC.
In the third quarter of 2024, Evergy Missouri West entered into agreements to own two solar generation facilities currently under development. The first facility, to be called Sunflower Sky, is a solar generation facility to be located in Kansas with an expected generating capacity of approximately 65 MW. The second facility, to be called Foxtrot, is a solar generation facility to be located in Missouri with an expected generating capacity of approximately 100 MW. The solar generation facilities are expected to begin operations by summer of 2027. The agreements are subject to regulatory approvals and closing conditions, including the granting by the MPSC of a CCN with reasonably acceptable terms. In October 2024, Evergy Missouri West filed an application for a CCN. Evergy Missouri West requested a response from the MPSC by May 2025.
Natural Gas Plant Investments
In October 2024, Evergy announced its plan to construct two combined-cycle natural gas plants located in Kansas. Evergy Kansas Central and Evergy Missouri West will jointly-own the first site and expect it to have an initial generating capacity of approximately 705 MW. The plant is expected to begin operations by summer of 2029. In November 2024, Evergy Kansas Central requested predetermination from the KCC. In the fourth quarter of 2024, Evergy Missouri West plans to request a CCN from the MPSC.
The second site is expected to be jointly-owned by Evergy Kansas Central and another Evergy utility still to be determined. The Evergy Companies expect the second site to also have an initial generating capacity of approximately 705 MW. The plant is expected to begin operations by summer of 2030. In November 2024, Evergy Kansas Central requested predetermination from the KCC with a request to potentially reassign a portion to another Evergy utility. A request for a CCN with the MPSC is expected in the fourth quarter of 2024.
In April 2024, Evergy Missouri West purchased a 22% ownership interest representing approximately 145 MW in Dogwood, an operational combined-cycle natural gas facility located in Missouri, for approximately $60 million. The purchase was recorded as an asset acquisition to property, plant and equipment, net, on Evergy's consolidated balance sheet. The purchase was subject to terms and conditions listed in a stipulation and agreement approved by the MPSC allowing Evergy Missouri West to recover in rates a return of and return on the original cost, net of accumulated depreciation, of Dogwood. Evergy Missouri West shall also be allowed to recover in rates over two years a return of, but not a return on, the amount of the purchase price paid in excess of the original cost, net of accumulated depreciation, of Dogwood. In addition, net revenues generated from Evergy Missouri West's ownership of Dogwood from the date of closing to the date new rates become effective in Evergy Missouri West's current rate case shall not impact rates and shall be retained by Evergy Missouri West and reduce the amount of the purchase price paid in excess of the original cost, net of accumulated depreciation, of Dogwood to be recovered from customers.
Regulatory Proceedings
See Note 4 to the consolidated financial statements for information regarding other regulatory proceedings.
Wolf Creek Refueling Outage and Fuel Supply
Wolf Creek's most recent refueling outage began in March 2024 and the unit returned to service in May 2024. Wolf Creek's next refueling outage is planned to begin in the fourth quarter of 2025.
In May 2024, President Biden signed into law the Prohibiting Russian Uranium Imports Act, which limits the importation of uranium from the Russian Federation. The Evergy Companies have a Russian-sourced contract beginning in 2025 to obtain nuclear fuel and have taken mitigating measures to minimize the impact of the Prohibiting Russian Uranium Imports Act to their supply chain. The Evergy Companies do not expect a material impact to their supply chain or financial results.
Earnings Overview
The following table summarizes Evergy's net income and diluted EPS.

	Three Months Ended September 30			Year to Date September 30
	2024	Change	2023	2024	Change	2023
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$465.6	$114.0	$351.6	$795.3	$122.0	$673.3
Earnings per common share, diluted	2.02	0.49	1.53	3.45	0.53	2.92
Net income attributable to Evergy, Inc. increased for the three months ended September 30, 2024, compared to the same period in 2023, primarily due to the recognition of a $96.5 million regulatory liability in the third quarter of 2023 for future refund of amounts of revenues previously collected from customers related to COLI rate credits, new Evergy Kansas Central retail rates effective in December 2023, higher transmission revenues and lower mark-to-market losses related to forward contracts for natural gas and electricity in the third quarter of 2023; partially offset by higher taxes other than income tax, income tax and depreciation expense and recording lower Evergy Kansas Central corporate-owned life insurance (COLI) benefits in the third quarter of 2024.
Diluted EPS increased for the three months ended September 30, 2024, compared to the same period in 2023, primarily due to the increase in net income attributable to Evergy, Inc. discussed above.
Net income attributable to Evergy, Inc. increased year to date September 30, 2024, compared to the same period in 2023, primarily due to new Evergy Kansas Central retail rates effective in December 2023, the recognition of a $96.5 million regulatory liability in the third quarter of 2023 for future refund of amounts of revenues previously collected from customers related to COLI rate credits, higher transmission revenues and lower pension non-service costs; partially offset by higher taxes other than income tax, depreciation, interest, operating and maintenance expense and lower investment earnings in 2024.
Diluted EPS increased year to date September 30, 2024, compared to the same period in 2023, primarily due to the increase in net income attributable to Evergy, Inc. discussed above.

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
Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) for the three months ended and year to date September 30, 2024 were $465.6 million or $2.02 per share and $797.3 million or $3.46 per share, respectively. For the three months ended and year to date September 30, 2023, Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) were $432.3 million or $1.88 per share and $754.5 million or $3.27 per share, respectively.
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
iii.the second quarter 2023 recognition of a regulatory liability for the refund to customers of revenues previously collected since October 2019 for costs related to an electric subdivision rebate program to be refunded to customers in accordance with a June 2020 KCC order; and
iv.the recognition of a regulatory liability for future refund of amounts of revenues previously collected from customers related to COLI rate credits in accordance with a September 2023 KCC rate case unanimous settlement agreement.

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

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
Three Months Ended September 30	2024		2023
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$465.6	$2.02	$351.6	$1.53
Non-GAAP reconciling items:
Mark-to-market impact of JEC economic hedges, pre-tax(a)	—	—	6.8	0.03
Customer refund related to COLI rate credits, pre-tax(d)	—	—	96.5	0.42
Income tax benefit(e)	—	—	(22.6)	(0.10)
Adjusted earnings (non-GAAP)	$465.6	$2.02	$432.3	$1.88

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
Year to Date September 30	2024		2023
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$795.3	$3.45	$673.3	$2.92
Non-GAAP reconciling items:
Mark-to-market impact of JEC economic hedges, pre-tax(a)	2.6	0.01	4.8	0.02
Non-regulated energy marketing costs related to February 2021 winter weather event, pre-tax(b)	—	—	0.2	—
Electric subdivision rebate program costs refund, pre-tax(c)	—	—	2.6	0.01
Customer refunds related to COLI rate credits, pre-tax(d)	—	—	96.5	0.42
Income tax benefit(e)	(0.6)	—	(22.9)	(0.10)
Adjusted earnings (non-GAAP)	$797.3	$3.46	$754.5	$3.27
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
(d)Reflects the recognition of a regulatory liability for the refund to customers for amounts of revenues previously collected related to COLI rate credits in accordance with a September 2023 KCC rate case unanimous settlement agreement reached between Evergy, the KCC staff and other intervenors that are included in operating revenues on the consolidated statements of comprehensive income.
(e)Reflects an income tax effect calculated at a statutory rate of approximately 22%.

ENVIRONMENTAL MATTERS
See Note 12 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 13 to the consolidated financial statements for information regarding related party transactions.
EVERGY RESULTS OF OPERATIONS
The following table summarizes Evergy's comparative results of operations.

	Three Months Ended September 30			Year to Date September 30
	2024	Change	2023	2024	Change	2023
	(millions)
Operating revenues	$1,811.4	$142.1	$1,669.3	$4,589.9	$269.6	$4,320.3
Fuel and purchased power	433.7	(44.7)	478.4	1,169.1	(8.3)	1,177.4
SPP network transmission costs	99.7	24.3	75.4	272.4	40.4	232.0
Operating and maintenance	251.6	(1.6)	253.2	720.8	23.7	697.1
Depreciation and amortization	282.3	9.0	273.3	838.5	32.4	806.1
Taxes other than income tax	116.6	13.5	103.1	343.3	37.4	305.9
Income from operations	627.5	141.6	485.9	1,245.8	144.0	1,101.8
Other income, net	3.0	(9.7)	12.7	8.3	7.3	1.0
Interest expense	143.9	7.1	136.8	420.7	27.1	393.6
Income tax expense	20.0	11.2	8.8	34.7	2.7	32.0
Equity in earnings of equity method investees, net of income taxes	2.0	0.4	1.6	5.8	0.5	5.3
Net income	468.6	114.0	354.6	804.5	122.0	682.5
Less: Net income attributable to noncontrolling interests	3.0	—	3.0	9.2	—	9.2
Net income attributable to Evergy, Inc.	$465.6	$114.0	$351.6	$795.3	$122.0	$673.3

Gross Margin (GAAP) and Utility Gross Margin (non-GAAP)
The following tables summarize Evergy's gross margin (GAAP) and MWhs sold and reconcile Evergy's gross margin (GAAP) to Evergy's utility gross margin (non-GAAP). See "Executive Summary - Non-GAAP Measures", above for additional information regarding gross margin (GAAP) and utility gross margin (non-GAAP).

	Revenues and Expenses			MWhs Sold
Three Months Ended September 30	2024	Change	2023	2024	Change	2023
Retail revenues	(millions)			(thousands)
Residential	$730.8	$55.7	$675.1	4,816	(318)	5,134
Commercial	615.2	86.6	528.6	5,165	(47)	5,212
Industrial	188.9	30.0	158.9	2,211	(18)	2,229
Other retail revenues	10.9	(0.7)	11.6	25	(5)	30
Total electric retail	1,545.8	171.6	1,374.2	12,217	(388)	12,605
Wholesale revenues	114.7	(33.6)	148.3	4,578	(58)	4,636
Transmission revenues	123.1	21.2	101.9	N/A	N/A	N/A
Other revenues	27.8	(17.1)	44.9	N/A	N/A	N/A
Operating revenues	1,811.4	142.1	1,669.3	16,795	(446)	17,241
Fuel and purchased power	(433.7)	44.7	(478.4)
SPP network transmission costs	(99.7)	(24.3)	(75.4)
Operating and maintenance(a)	(126.7)	4.6	(131.3)
Depreciation and amortization	(282.3)	(9.0)	(273.3)
Taxes other than income tax	(116.6)	(13.5)	(103.1)
Gross margin (GAAP)	752.4	144.6	607.8
Operating and maintenance(a)	126.7	(4.6)	131.3
Depreciation and amortization	282.3	9.0	273.3
Taxes other than income tax	116.6	13.5	103.1
Utility gross margin (non-GAAP)	$1,278.0	$162.5	$1,115.5
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $124.9 million and $121.9 million for the three months ended September 30, 2024 and 2023, respectively.

	Revenues and Expenses			MWhs Sold
Year to Date September 30	2024	Change	2023	2024	Change	2023
Retail revenues	(millions)			(thousands)
Residential	$1,746.5	$120.1	$1,626.4	12,382	(109)	12,491
Commercial	1,533.7	114.4	1,419.3	14,014	53	13,961
Industrial	524.0	48.7	475.3	6,382	(29)	6,411
Other retail revenues	33.0	1.2	31.8	77	(15)	92
Total electric retail	3,837.2	284.4	3,552.8	32,855	(100)	32,955
Wholesale revenues	259.0	(42.8)	301.8	11,214	(468)	11,682
Transmission revenues	360.9	52.7	308.2	N/A	N/A	N/A
Other revenues	132.8	(24.7)	157.5	N/A	N/A	N/A
Operating revenues	4,589.9	269.6	4,320.3	44,069	(568)	44,637
Fuel and purchased power	(1,169.1)	8.3	(1,177.4)
SPP network transmission costs	(272.4)	(40.4)	(232.0)
Operating and maintenance(a)	(399.8)	(29.2)	(370.6)
Depreciation and amortization	(838.5)	(32.4)	(806.1)
Taxes other than income tax	(343.3)	(37.4)	(305.9)
Gross margin (GAAP)	1,566.8	138.5	1,428.3
Operating and maintenance(a)	399.8	29.2	370.6
Depreciation and amortization	838.5	32.4	806.1
Taxes other than income tax	343.3	37.4	305.9
Utility gross margin (non-GAAP)	$3,148.4	$237.5	$2,910.9
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $321.0 million and $326.5 million year to date September 30, 2024 and 2023, respectively.

Evergy's gross margin (GAAP) increased $144.6 million for the three months ended September 30, 2024, compared to the same period in 2023 and Evergy's utility gross margin (non-GAAP) increased $162.5 million for the three months ended September 30, 2024, compared to the same period in 2023, both measures were driven by:
•a $96.5 million increase due to the third quarter 2023 recognition of a regulatory liability at Evergy Kansas Central for the refund to customers of revenues previously collected from customers related to COLI rate credits;
•a $43.1 million net increase from new retail rates in Kansas effective in December 2023 consisting of $51.1 million from higher Evergy Kansas Central retail rates, partially offset by $8.0 million from lower Evergy Metro retail rates;
•a $21.2 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2024;
•a $9.5 million increase due to Evergy Missouri West's recovery of extraordinary fuel and purchased power costs incurred as part of the February 2021 winter weather event through a securitized utility tariff charge effective in February 2024; and
•a $6.8 million increase due to lower mark-to-market losses in 2024 related to forward contracts for natural gas and electricity entered into as economic hedges against fuel price volatility related to Evergy Kansas Central's 8% ownership share of JEC; partially offset by
•a $10.6 million decrease related to non-regulated sales in the third quarter of 2023 related to Evergy Kansas Central's 8% ownership share of JEC, which is included in rate base in 2024 as a result of Evergy Kansas Central's 2023 rate case; and

•a $4.0 million decrease primarily due to lower retail sales driven by unfavorable weather (cooling degree days decreased by 12%), partially offset by higher weather-normalized residential, commercial and industrial demand.
Additionally, the increase in Evergy's gross margin (GAAP) was also impacted by:
•a $13.5 million increase in taxes other than income tax as further described below; and
•a $9.0 million increase in depreciation and amortization as further described below; partially offset by
•a $4.6 million decrease in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by a $4.8 million decrease in transmission and distribution operating and maintenance expense.
Evergy's gross margin (GAAP) increased $138.5 million year to date September 30, 2024, compared to the same period in 2023 and Evergy's utility gross margin (non-GAAP) increased $237.5 million year to date September 30, 2024, compared to the same period in 2023, both measures were driven by:
•a $99.9 million net increase from new retail rates in Kansas effective in December 2023 consisting of $117.9 million from higher Evergy Kansas Central retail rates, partially offset by $18.0 million from lower Evergy Metro retail rates;
•a $96.5 million increase due to the third quarter 2023 recognition of a regulatory liability at Evergy Kansas Central for the refund to customers of revenues previously collected from customers related to COLI rate credits;
•a $52.7 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2024;
•a $14.7 million increase due to Evergy Missouri West's recovery of extraordinary fuel and purchased power costs incurred as part of the February 2021 winter weather event through a securitized utility tariff charge effective in February 2024;
•an $8.3 million increase primarily due to higher retail sales driven by higher weather-normalized residential and commercial demand, partially offset by unfavorable weather (cooling degree days decreased by 6% and heating degree days decreased by 4%); and
•a $2.2 million increase due to lower mark-to-market losses in 2024 related to forward contracts for natural gas and electricity entered into as economic hedges against fuel price volatility related to Evergy Kansas Central's 8% ownership share of JEC; partially offset by
•a $25.7 million decrease related to non-regulated sales in 2023 related to Evergy Kansas Central's 8% ownership share of JEC, which is included in rate base in 2024 as a result of Evergy Kansas Central's 2023 rate case; and
•an $11.1 million decrease as a result of recording a reduction in the second quarter of 2023 to Evergy Metro's Earnings Review and Sharing Plan (ERSP) refund obligation to customers.
Additionally, the increase in Evergy's gross margin (GAAP) was also impacted by:
•a $37.4 million increase in taxes other than income tax as further described below;
•a $32.4 million increase in depreciation and amortization as further described below; and
•a $29.2 million increase in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by a $16.5 million increase in transmission and distribution operating and maintenance expense and a $12.7 million increase in operating and maintenance expense at generating facilities as further described below.

Operating and Maintenance
Evergy's operating and maintenance expense increased $23.7 million year to date September 30, 2024, compared to the same period in 2023, primarily driven by:
•a $16.5 million increase in transmission and distribution operating and maintenance expenses driven by a $9.5 million increase in labor expense primarily due to a decrease in labor capitalization in 2024 driven by lower capitalization activity related to the installation of transformers and meters in 2024 and higher employee headcount and a $7.0 million increase in non-labor expense including a $2.8 million increase in vegetation management costs; and
•a $12.7 million increase in operating and maintenance expense at generating facilities primarily due to a $16.0 million increase at Evergy Kansas Central driven by a major maintenance outage at JEC in 2024; partially offset by a $5.0 million decrease at Evergy Metro driven by a major maintenance outage at Hawthorn Station in 2023.
Depreciation and Amortization
Evergy's depreciation and amortization increased $9.0 million for the three months ended September 30, 2024, compared to the same period in 2023, driven by:
•a $7.4 million increase primarily due to a change in depreciation rates as a result of Evergy Kansas Central's and Evergy Metro's 2023 rate cases effective in December 2023; and
•a $1.6 million increase primarily due to capital additions.
Evergy's depreciation and amortization increased $32.4 million year to date September 30, 2024, compared to the same period in 2023, driven by:
•a $22.1 million increase primarily due to a change in depreciation rates as a result of Evergy Kansas Central's and Evergy Metro's 2023 rate cases effective in December 2023; and
•a $10.3 million increase primarily due to capital additions.
Taxes Other than Income Tax
Evergy's taxes other than income tax increased $13.5 million for the three months ended September 30, 2024, compared to the same period in 2023, primarily driven by increases at Evergy Kansas Central and Evergy Metro primarily due to the rebasing of property taxes as a result of Evergy Kansas Central's and Evergy Metro's 2023 rate cases effective in December 2023.
Evergy's taxes other than income tax increased $37.4 million year to date September 30, 2024, compared to the same period in 2023, primarily driven by increases at Evergy Kansas Central and Evergy Metro primarily due to the rebasing of property taxes as a result of Evergy Kansas Central's and Evergy Metro's 2023 rate cases effective in December 2023.
Other Income, Net
Evergy's other income, net decreased $9.7 million for the three months ended September 30, 2024, compared to the same period in 2023, primarily driven by:
•a $10.2 million decrease due to recording lower Evergy Kansas Central COLI benefits in 2024; and
•a $6.3 million decrease in investment earnings primarily driven by a $4.5 million decrease in interest and dividend income primarily due to a decrease in carrying charges related to deferred Evergy Missouri West costs associated with the February 2021 winter weather event to be recovered through a securitized utility tariff charge effective in February 2024; partially offset by
•a $3.7 million increase in equity allowance for funds used during construction (AFUDC) primarily at Evergy Kansas Central and Evergy Metro primarily driven by higher construction work in progress balances and lower short-term debt balances in 2024; and
•a $2.9 million decrease in pension non-service costs primarily due to the resetting of pension expense in retail rates as a result of Evergy Kansas Central's and Evergy Metro's 2023 rate cases effective in December 2023.

Evergy's other income, net increased $7.3 million year to date September 30, 2024, compared to the same period in 2023, primarily driven by:
•a $24.4 million decrease in pension non-service costs primarily due to the resetting of pension expense in retail rates as a result of Evergy Kansas Central's and Evergy Metro's 2023 rate cases effective in December 2023; and
•a $6.8 million increase in equity AFUDC at Evergy Kansas Central primarily driven by higher construction work in progress balances and lower short-term debt balances in 2024; partially offset by
•a $14.2 million decrease in investment earnings primarily driven by an $11.3 million decrease in interest and dividend income primarily due to a decrease in carrying charges related to deferred Evergy Missouri West costs associated with the February 2021 winter weather event to be recovered through a securitized utility tariff charge effective in February 2024; and
•a $9.6 million decrease due to recording lower Evergy Kansas Central COLI benefits in 2024.
Interest Expense
Evergy's interest expense increased $7.1 million for the three months ended September 30, 2024, compared to the same period in 2023, primarily driven by:
•a $33.6 million increase due to issuances of long-term debt; partially offset by
•a $20.1 million decrease in interest expense on short-term borrowings primarily due to lower short-term debt balances in the third quarter of 2024; and
•a $6.5 million decrease in interest expense due to increases in carrying costs deferred to a regulatory asset in accordance with PISA due to a higher outstanding balance of qualified PISA additions and Evergy Kansas Central and Evergy Metro electing into Kansas PISA beginning July 2024.
Evergy's interest expense increased $27.1 million year to date September 30, 2024, compared to the same period in 2023, primarily driven by:
•a $95.6 million increase due to issuances of long-term debt; partially offset by
•a $45.5 million decrease in interest expense on short-term borrowings primarily due to lower short-term debt balances in 2024;
•a $15.4 million decrease in interest expense due to increases in carrying costs deferred to a regulatory asset in accordance with PISA due to a higher outstanding balance of qualified PISA additions and Evergy Kansas Central and Evergy Metro electing into Kansas PISA beginning July 2024; and
•a $7.8 million decrease in interest expense due to higher capitalization of interest charges for AFUDC primarily driven by higher construction work in progress balances and lower short-term debt balances in 2024.
Income Tax Expense
Evergy's income tax expense increased $11.2 million for the three months ended September 30, 2024, compared to the same period in 2023, primarily driven by:
•a $27.5 million increase primarily due to higher Evergy Kansas Central pre-tax income in the third quarter of 2024; partially offset by
•an $8.4 million decrease primarily due to higher wind and other income tax credits in 2024 driven by the acquisition of Persimmon Creek in the second quarter of 2023; and
•a $5.8 million decrease primarily due to higher amortization of excess deferred income taxes authorized by Evergy Kansas Central's and Evergy Metro's 2023 rate case.

Evergy's income tax expense increased $2.7 million year to date September 30, 2024, compared to the same period in 2023, primarily driven by:
•a $27.4 million increase primarily due to higher Evergy Kansas Central pre-tax income in 2024; partially offset by
•a $14.3 million decrease primarily due to higher wind and other income tax credits in 2024 driven by the acquisition of Persimmon Creek in the second quarter of 2023; and
•a $10.1 million decrease primarily due to higher amortization of excess deferred income taxes authorized by Evergy Kansas Central's and Evergy Metro's 2023 rate case.
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
Short-Term Borrowings
As of September 30, 2024, Evergy had $1,074.5 million of available borrowing capacity under its master credit facility. The available borrowing capacity under the master credit facility consisted of $216.1 million for Evergy, Inc., $257.3 million for Evergy Kansas Central, $377.1 million for Evergy Metro and $224.0 million for Evergy Missouri West. The Evergy Companies' borrowing capacity under the master credit facility also supports their issuance of commercial paper. See Note 8 to the consolidated financial statements for more information regarding the master credit facility.
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
Shelf Registration Statements and Regulatory Authorizations
Evergy
In August 2024, Evergy filed a Form S-3 with the SEC. Under this Form S-3, which is uncapped, Evergy may issue debt and other securities, including common stock, in the future with the amounts, prices and terms to be determined at the time of future offerings. The registration statement was filed to replace a similar Form S-3 upon expiration of its three-year term. The shelf registration statement expires in August 2027.
Evergy Kansas Central
In August 2024, Evergy Kansas Central filed a Form S-3 with the SEC. Under this Form S-3, which is uncapped, Evergy Kansas Central may issue debt securities in the future with the amounts, prices and terms to be determined at the time of future offerings. The registration statement was filed to replace a similar Form S-3 upon expiration of its three-year term. The shelf registration statement expires in August 2027.
Evergy Metro
In August 2024, Evergy Metro filed a Form S-3 with the SEC. Under this Form S-3, which is uncapped, Evergy Metro may issue debt securities in the future with the amounts, prices and terms to be determined at the time of future offerings. The registration statement was filed to replace a similar Form S-3 upon expiration of its three-year term. The shelf registration statement expires in August 2027.

Credit Ratings
In May 2024, Moody's Investors Service changed Evergy Missouri West's outlook from Stable to Negative, and affirmed credit ratings as detailed in the following table.

Moody's
Investors Service(a)
Evergy Missouri West
Corporate Credit Rating	Baa2
Senior Secured Debt	A3
Commercial Paper	P-2
(a)A securities rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency.
Pensions
Year to date September 30, 2024, Evergy made no cash pension contributions. Evergy expects to make cash pension contributions of $36.8 million in 2024. Year to date September 30, 2024, Evergy made post-retirement benefit contributions of $0.8 million. Evergy expects to make no additional post-retirement benefit contributions in 2024. See Note 7 to the consolidated financial statements for additional information on Evergy's pension and post-retirement plans.
Debt Covenants
As of September 30, 2024, Evergy was in compliance with all debt covenants under the master credit facility and certain debt instruments that contain restrictions that require the maintenance of certain capitalization and leverage ratios. See Note 8 to the consolidated financial statements for more information.
Regulatory Authorizations
The following table summarizes the regulatory short-term and long-term debt financing authorizations for Evergy Kansas Central, Evergy Kansas South, Evergy Metro and Evergy Missouri West and the remaining amount available under these authorizations as of September 30, 2024.

Type of Authorization	Commission	Expiration Date	Authorization Amount	Available Under Authorization
Evergy Kansas Central & Evergy Kansas South			(in millions)
Short-Term Debt	FERC	December 2024	$1,250.0	$558.3
Evergy Metro
Short-Term Debt	FERC	December 2024	$1,250.0	$1,178.1
Evergy Missouri West
Short-Term Debt	FERC	December 2024	$750.0	$574.0
Long-Term Debt	FERC	October 2024	$600.0	$—
In July 2024, Evergy Kansas Central, Evergy Kansas South, Evergy Metro and Evergy Missouri West filed applications with FERC to issue and to have outstanding at any one time up to $1,250.0 million, $1,000.0 million, $1,250.0 million and $750.0 million in short-term debt instruments, respectively, through December 2026. Evergy Kansas Central, Evergy Kansas South, Evergy Metro and Evergy Missouri West are awaiting a response from FERC.
In July 2024, Evergy Missouri West filed an application with FERC to issue up to a total of $600.0 million in long-term debt instruments for a two-year authorization period beginning on the date of the FERC approval. Evergy Missouri West is awaiting a response from FERC.

Capital Expenditures
Evergy expects to access the debt and equity markets for significant amounts of capital to fund the infrastructure investments outlined in the table below. The investments are part of Evergy's long-term strategy of executing a responsible generation transition and in anticipation of growing demand in its service territory. These investments include other utility construction programs required to maintain Evergy's electric utility operations, improve reliability, retire older plants and expand facilities related to providing electric service. These capital expenditures could include, but are not limited to, expenditures to develop new transmission lines and make improvements to or investments in power plants, transmission and distribution lines and equipment.
Capital expenditures projected for the next five years, excluding AFUDC and including costs of removal, are detailed in the following table, which updates the projected capital expenditures table disclosed under "Management's Discussion and Analysis - Liquidity and Capital Resources - Capital Requirements - Capital Expenditures" in Evergy's 2023 Form 10-K. This capital expenditure plan is subject to continual review and change.

	2025	2026	2027	2028	2029
	(millions)
Generating facilities - new renewable/other generation	$472.0	$852.0	$1,158.0	$1,557.0	$1,228.0
Generating facilities - other	344.0	344.0	331.0	354.0	363.0
Transmission facilities	528.0	555.0	682.0	710.0	728.0
Distribution facilities	984.0	1,139.0	925.0	918.0	941.0
General facilities	156.0	160.0	227.0	256.0	262.0
Total capital expenditures	$2,484.0	$3,050.0	$3,323.0	$3,795.0	$3,522.0
Cash Flows
The following table presents Evergy's cash flows from operating, investing and financing activities.

Year to Date September 30	2024	2023
	(millions)
Cash Flows from Operating Activities	$1,588.1	$1,551.7
Cash Flows used in Investing Activities	(1,790.3)	(1,791.9)
Cash Flows from Financing Activities	231.2	256.0
Cash Flows from Operating Activities
Evergy's cash flows from operating activities increased $36.4 million year to date September 30, 2024, compared to the same period in 2023, primarily driven by an increase in cash receipts for retail electric sales in 2024 primarily due to higher retail rates at Evergy Kansas Central, partially offset by the lower collection of receivables in January in 2024 compared to the same period in 2023.
Cash Flows used in Investing Activities
Evergy's cash flows used in investing activities decreased $1.6 million year to date September 30, 2024, compared to the same period in 2023, primarily driven by:
•a $65.8 million decrease in additions to property, plant and equipment, and other investing items primarily due to the acquisition of Persimmon Creek for $217.9 million, net of cash acquired, in 2023; partially offset by $92.1 million of increased spending in 2024 for a variety of capital projects including transmission projects related to grid resiliency and other investing activities and Evergy Missouri West's purchase of a joint ownership interest in Dogwood for approximately $60 million in April 2024; partially offset by
•a $64.2 million decrease in proceeds from COLI investments, primarily from Evergy Kansas Central due to a higher number of policy settlements in 2023.

Cash Flows from Financing Activities
Evergy's cash flows from financing activities decreased $24.8 million year to date September 30, 2024, compared to the same period in 2023, primarily driven by:
•a $450.0 million decrease due to higher retirements of long-term debt, net due to Evergy's repayment of $800.0 million of 2.45% Senior Notes in September 2024; partially offset by Evergy Metro's repayment of $300.0 million of 3.15% Senior Notes in March 2023 and Evergy Kansas South's repayment of $50.0 million of 6.15% FMBs in May 2023; and
•a $21.2 million increase in cash dividends paid due to a higher per share dividend paid in 2024 than in 2023; partially offset by
•a $229.3 million increase in proceeds from long-term debt, net due to the issuance of $919.6 million of long-term debt year to date September 30, 2024, compared to the issuance of $690.3 million of long-term debt in the same period in 2023;
•a $126.3 million increase in short-term debt borrowings primarily driven by Evergy's repayment of $800.0 million of 2.45% Senior Notes in September 2024 primarily with commercial paper borrowings; partially offset by the repayment of commercial paper borrowings in 2024 with proceeds from long-term debt issuances;
•a $47.0 million increase in collateralized short-term debt, net due to a higher level of retail electric receivables available for sale in 2024 due to the amended terms of Evergy's receivable sales facilities; and
•a $53.2 million decrease in repayment of borrowings against cash surrender value of corporate-owned life insurance primarily due to a higher number of policy settlements in 2023.

EVERGY KANSAS CENTRAL, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Kansas Central is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Kansas Central's comparative results of operations.

Year to Date September 30	2024	Change	2023
	(millions)
Operating revenues	$2,338.0	$246.5	$2,091.5
Fuel and purchased power	445.7	(24.8)	470.5
SPP network transmission costs	272.4	40.4	232.0
Operating and maintenance	355.9	8.8	347.1
Depreciation and amortization	422.3	36.3	386.0
Taxes other than income tax	190.4	25.3	165.1
Income from operations	651.3	160.5	490.8
Other income, net	13.8	12.7	1.1
Interest expense	173.2	9.9	163.3
Income tax expense	13.0	9.4	3.6
Equity in earnings of equity method investees, net of income taxes	2.4	(0.2)	2.6
Net income	481.3	153.7	327.6
Less: Net income attributable to noncontrolling interests	9.2	—	9.2
Net income attributable to Evergy Kansas Central, Inc.	$472.1	$153.7	$318.4

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

	Revenues and Expenses			MWhs Sold
Year to Date September 30	2024	Change	2023	2024	Change	2023
Retail revenues	(millions)			(thousands)
Residential	$779.8	$132.5	$647.3	5,291	15	5,276
Commercial	652.9	97.6	555.3	5,705	22	5,683
Industrial	342.4	42.3	300.1	4,030	(40)	4,070
Other retail revenues	18.9	6.4	12.5	30	—	30
Total electric retail	1,794.0	278.8	1,515.2	15,056	(3)	15,059
Wholesale revenues	194.9	(37.8)	232.7	7,431	(136)	7,567
Transmission revenues	340.1	45.3	294.8	N/A	N/A	N/A
Other revenues	9.0	(39.8)	48.8	N/A	N/A	N/A
Operating revenues	2,338.0	246.5	2,091.5	22,487	(139)	22,626
Fuel and purchased power	(445.7)	24.8	(470.5)
SPP network transmission costs	(272.4)	(40.4)	(232.0)
Operating and maintenance (a)	(189.9)	(18.3)	(171.6)
Depreciation and amortization	(422.3)	(36.3)	(386.0)
Taxes other than income tax	(190.4)	(25.3)	(165.1)
Gross margin (GAAP)	817.3	151.0	666.3
Operating and maintenance (a)	189.9	18.3	171.6
Depreciation and amortization	422.3	36.3	386.0
Taxes other than income tax	190.4	25.3	165.1
Utility gross margin (non-GAAP)	$1,619.9	$230.9	$1,389.0
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $166.0 million and $175.5 million year to date September 30, 2024 and 2023, respectively.

Evergy Kansas Central's gross margin (GAAP) increased $151.0 million year to date September 30, 2024, compared to the same period in 2023, and Evergy Kansas Central's utility gross margin (non-GAAP) increased $230.9 million year to date September 30, 2024, compared to the same period in 2023, both measures were driven by:
•a $117.9 million increase primarily from new Evergy Kansas Central retail rates effective in December 2023;
•a $96.5 million increase due to the third quarter 2023 recognition of a regulatory liability for the refund to customers of revenues previously collected from customers related to COLI rate credits;
•a $45.3 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2024;
•a $6.0 million increase primarily due to higher retail sales driven by higher weather-normalized residential demand, partially offset by unfavorable weather (heating degree days decreased 7% and cooling degree days decreased 5%); and
•a $2.2 million increase due to lower mark-to-market losses related to forward contracts for natural gas and electricity entered into as economic hedges against fuel price volatility related to Evergy Kansas Central's 8% ownership share of JEC in 2024; partially offset by

•a $25.7 million decrease related to non-regulated sales in 2023 related to Evergy Kansas Central's 8% ownership share of JEC, which is included in rate base in 2024 as a result of Evergy Kansas Central's 2023 rate case; and
•an $11.3 million decrease related to Evergy Kansas Central's TDC rider in 2024.
Additionally, the increase in Evergy Kansas Central's gross margin (GAAP) was also impacted by:
•a $36.3 million increase in depreciation and amortization as described further below;
•a $25.3 million increase in taxes other than income tax as described further below; and
•an $18.3 million increase in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily due to a $16.0 million increase in operating and maintenance expense at generating facilities as described further below.
Evergy Kansas Central Operating and Maintenance
Evergy Kansas Central's operating and maintenance expense increased $8.8 million year to date September 30, 2024, compared to the same period in 2023, primarily driven by:
•a $16.0 million increase in operating and maintenance expense at generating facilities primarily due to a $10.5 million increase due to a major maintenance outage at JEC in 2024; partially offset by
•a $9.5 million decrease in administrative and general expense primarily driven by a $6.6 million decrease due to the amortization of Evergy Kansas Central's refunds to customers of storm costs previously collected in rates in accordance with Evergy Kansas Central's 2023 rate case.
Evergy Kansas Central Depreciation and Amortization
Evergy Kansas Central's depreciation and amortization expense increased $36.3 million year to date September 30, 2024, compared to the same period in 2023, driven by:
•a $30.4 million increase primarily due to a change in depreciation rates as a result of Evergy Kansas Central's 2023 rate case effective in December 2023; and
•a $5.9 million increase primarily due to capital additions.
Evergy Kansas Central Taxes Other than Income Tax
Evergy Kansas Central's taxes other than income tax increased $25.3 million year to date September 30, 2024, compared to the same period in 2023, primarily driven by the rebasing of property taxes as a result of Evergy Kansas Central's 2023 rate case effective in December 2023.
Evergy Kansas Central Other Income, Net
Evergy Kansas Central's other income, net increased $12.7 million year to date September 30, 2024, compared to the same period in 2023, primarily driven by:
•a $14.3 million decrease in pension non-service costs primarily due to the resetting of pension expense in retail rates as a result of Evergy Kansas Central's 2023 rate case effective in December 2023; and
•a $7.2 million increase in equity AFUDC primarily driven by higher construction work in progress balances and lower short-term debt balances in 2024; partially offset by
•a $10.1 million decrease due to recording lower Evergy Kansas Central COLI benefits in 2024.
Evergy Kansas Central Interest Expense
Evergy Kansas Central's interest expense increased $9.9 million year to date September 30, 2024, compared to the same period in 2023, primarily driven by:
•a $17.9 million increase due to issuances of long-term debt; partially offset by
•a $5.5 million decrease due to higher debt AFUDC primarily driven by higher construction work in progress balances and lower short-term debt balances in 2024.

Evergy Kansas Central Income Tax Expense
Evergy Kansas Central's income tax expense increased $9.4 million year to date September 30, 2024, compared to the same period in 2023, primarily driven by:
•a $35.9 million increase due to higher pre-tax income in 2024; partially offset by
•a $12.7 million decrease primarily due to higher amortization of excess deferred income taxes authorized by Evergy Kansas Central's 2023 rate case; and
•a $12.8 million decrease primarily due to higher wind and other income tax credits in 2024 principally driven by the acquisition of Persimmon Creek in the second quarter of 2023.
EVERGY METRO, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Metro is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Metro's comparative results of operations.

Year to Date September 30	2024	Change	2023
	(millions)
Operating revenues	$1,503.2	$3.3	$1,499.9
Fuel and purchased power	431.2	13.4	417.8
Operating and maintenance	210.3	(3.3)	213.6
Depreciation and amortization	303.2	(8.7)	311.9
Taxes other than income tax	111.9	11.5	100.4
Income from operations	446.6	(9.6)	456.2
Other expense, net	(0.8)	10.8	(11.6)
Interest expense	112.0	11.4	100.6
Income tax expense	42.5	0.2	42.3
Net income	$291.3	$(10.4)	$301.7

Evergy Metro Gross Margin (GAAP) and Utility Gross Margin (non-GAAP)
The following table summarizes Evergy Metro's gross margin (GAAP) and MWhs sold and reconciles Evergy Metro's gross margin (GAAP) to Evergy Metro's utility gross margin (non-GAAP). See "Executive Summary - Non-GAAP Measures" for additional information regarding gross margin (GAAP) and utility gross margin (non-GAAP).

	Revenues and Expenses			MWhs Sold
Year to Date September 30	2024	Change	2023	2024	Change	2023
Retail revenues	(millions)			(thousands)
Residential	$592.9	$(11.0)	$603.9	4,304	(70)	4,374
Commercial	610.3	4.2	606.1	5,625	(23)	5,648
Industrial	103.8	3.2	100.6	1,304	35	1,269
Other retail revenues	7.9	(1.6)	9.5	34	(12)	46
Total electric retail	1,314.9	(5.2)	1,320.1	11,267	(70)	11,337
Wholesale revenues	64.8	(15.9)	80.7	3,700	(336)	4,036
Transmission revenues	15.0	4.2	10.8	N/A	N/A	N/A
Other revenues	108.5	20.2	88.3	N/A	N/A	N/A
Operating revenues	1,503.2	3.3	1,499.9	14,967	(406)	15,373
Fuel and purchased power	(431.2)	(13.4)	(417.8)
Operating and maintenance (a)	(150.7)	(3.8)	(146.9)
Depreciation and amortization	(303.2)	8.7	(311.9)
Taxes other than income tax	(111.9)	(11.5)	(100.4)
Gross margin (GAAP)	506.2	(16.7)	522.9
Operating and maintenance (a)	150.7	3.8	146.9
Depreciation and amortization	303.2	(8.7)	311.9
Taxes other than income tax	111.9	11.5	100.4
Utility gross margin (non-GAAP)	$1,072.0	$(10.1)	$1,082.1
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $59.6 million and $66.7 million year to date September 30, 2024 and 2023, respectively.

Evergy Metro's gross margin (GAAP) decreased $16.7 million year to date September 30, 2024, compared to the same period in 2023, and Evergy Metro's utility gross margin (non-GAAP) decreased $10.1 million year to date September 30, 2024, compared to the same period in 2023, both measures were driven by:
•an $18.0 million decrease from new Evergy Metro retail rates in Kansas effective in December 2023; and
•an $11.1 million decrease as a result of recording a reduction in the second quarter of 2023 to Evergy Metro's ERSP refund obligation to customers; partially offset by
•a $9.4 million increase due to factors including changes in Evergy Metro's rate design in its Kansas jurisdiction impacting the timing of billings to its Kansas commercial customers and higher weather-normalized residential and commercial demand, partially offset by unfavorable weather (cooling degree days decreased 6% and heating degree days decreased by 4%);
•a $5.4 million increase related to Evergy Metro's TDC rider in 2024; and
•a $4.2 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Metro's FERC TFR effective in January 2024.

Additionally, the decrease in Evergy Metro's gross margin (GAAP) was also driven by:
•an $8.7 million decrease in depreciation and amortization as further described below; partially offset by
•an $11.5 million increase in taxes other than income tax as further described below; and
•a $3.8 million increase in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by an $8.8 million increase in transmission and distribution operating and maintenance expense; partially offset by a $5.0 million decrease in operating and maintenance expense at generating facilities as further described below.
Evergy Metro Operating and Maintenance
Evergy Metro's operating and maintenance expense decreased $3.3 million year to date September 30, 2024, compared to the same period in 2023, primarily driven by:
•a $7.1 million decrease in administrative and general expense driven by higher costs billed primarily to Evergy Missouri West and Evergy Kansas Central for common use assets related to facilities and software assets; and
•a $5.0 million decrease in operating and maintenance expense at generating facilities primarily driven by a $3.2 million decrease due to a major maintenance outage at Hawthorn Station in 2023; partially offset by
•an $8.8 million increase in transmission and distribution operating and maintenance expenses driven by a $5.3 million increase in non-labor expense primarily due to higher contractor costs, costs billed for common use assets from Evergy Metro to Evergy Kansas Central and Evergy Missouri West and a $1.6 million increase in vegetation management costs and a $3.5 million increase in labor expense primarily due to a decrease in labor capitalization driven by lower capitalization activity related to the installation of transformers and meters in 2024.
Evergy Metro Depreciation and Amortization
Evergy Metro's depreciation and amortization expense decreased $8.7 million year to date September 30, 2024, compared to the same period in 2023, primarily due to a change in depreciation rates as a result of Evergy Metro's 2023 rate case effective in December 2023.
Evergy Metro Taxes Other than Income Tax
Evergy Metro's taxes other than income tax increased $11.5 million year to date September 30, 2024, compared to the same period in 2023, primarily driven by the rebasing of property taxes as a result of Evergy Metro's 2023 rate case effective in December 2023.

Evergy Metro Other Expense, Net
Evergy Metro's other expense, net decreased $10.8 million year to date September 30, 2024, compared to the same period in 2023, primarily driven by a $9.4 million decrease in pension non-service costs primarily due to the resetting of pension expense in retail rates as a result of Evergy Metro's 2023 rate case effective in December 2023.
Evergy Metro Interest Expense
Evergy Metro's interest expense increased $11.4 million year to date September 30, 2024, compared to the same period in 2023, primarily driven by:
•a $14.5 million increase due to issuances of long-term debt; and
•a $4.8 million increase in interest expense on short-term borrowings primarily due to higher commercial paper borrowings in 2024; partially offset by
•a $4.2 million decrease in interest expense due to increases in carrying costs deferred to a regulatory asset in accordance with PISA due to a higher outstanding balance of qualified PISA additions and Evergy Metro electing into Kansas PISA beginning July 2024; and
•a $3.8 million decrease due to maturities of long-term debt.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Kansas Central's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Metro's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities
The following table provides information regarding purchases by Evergy of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2024.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased(a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - 31	400	$53.87	—	—
August 1 - 31	4,642	58.52	—	—
September 1 - 30	704	59.77	—	—
Total	5,746	$58.35	—	—
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
Securities Trading Plans of Directors and Executive Officers
For the three months ended September 30, 2024, no director or officer has adopted, terminated or modified a Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangement required to be disclosed under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number		Description of Document	Registrant

10.1	*+	W. Bryan Buckler Offer Letter, dated August 18, 2024 (Exhibit 10.1 to Evergy's Form 8-K filed on August 26, 2024).	Evergy Evergy Kansas Central Evergy Metro

31.1		Rule 13a-14(a)/15d-14(a) Certification of David A. Campbell.	Evergy

31.2		Rule 13a-14(a)/15d-14(a) Certification of W. Bryan Buckler.	Evergy

31.3		Rule 13a-14(a)/15d-14(a) Certification of David A. Campbell.	Evergy Metro

31.4		Rule 13a-14(a)/15d-14(a) Certification of W. Bryan Buckler	Evergy Metro

31.5		Rule 13a-14(a)/15d-14(a) Certification of David A. Campbell.	Evergy Kansas Central

31.6		Rule 13a-14(a)/15d-14(a) Certification of W. Bryan Buckler	Evergy Kansas Central

32.1	**	Section 1350 Certifications.	Evergy

32.2	**	Section 1350 Certifications.	Evergy Metro

32.3	**	Section 1350 Certifications.	Evergy Kansas Central

101.INS	***	XBRL Instance Document.	n/a

101.SCH		Inline XBRL Taxonomy Extension Schema Document.	Evergy Evergy Kansas Central Evergy Metro

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

104		Cover Page Interactive Data File (embedded within the Inline XBRL document).	Evergy Evergy Kansas Central Evergy Metro
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

EVERGY, INC.

Dated:	November 6, 2024	By: /s/ W. Bryan Buckler
(W. Bryan Buckler)
(Executive Vice President and Chief Financial Officer)

EVERGY KANSAS CENTRAL, INC.

Dated:	November 6, 2024	By: /s/ W. Bryan Buckler
(W. Bryan Buckler)
(Executive Vice President and Chief Financial Officer)

EVERGY METRO, INC.

Dated:	November 6, 2024	By: /s/ W. Bryan Buckler
(W. Bryan Buckler)
(Executive Vice President and Chief Financial Officer)