Form 10-K
period 2024-12-31
Evergy, Inc.; EVERGY METRO, INC.; EVERGY KANSAS CENTRAL, INC.
filed 2025-02-27
CIK 1711269, 54476, 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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
The aggregate market value of the voting and non-voting common equity held by non-affiliates of Evergy, Inc. (based on the closing price of its common stock on The Nasdaq Stock Market LLC on June 30, 2024) was approximately $12,025,571,828. All of the common equity of Evergy Kansas Central, Inc. and Evergy Metro, Inc. is held by Evergy, Inc.

On February 19, 2025, Evergy, Inc. had 230,009,344 shares of common stock outstanding.

On February 19, 2025, Evergy Kansas Central, Inc. and Evergy Metro, Inc. each had one share of common stock outstanding and held by Evergy, Inc.

Evergy Kansas Central, Inc. and Evergy Metro, Inc. meet the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format.
Documents Incorporated by Reference
Portions of the 2025 annual meeting proxy statement of Evergy, Inc. to be filed with the Securities and Exchange Commission are incorporated by reference in Part III of this report.

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
In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Evergy Companies are providing a number of risks, uncertainties and other factors that could cause actual results to differ from the forward-looking information. These risks, uncertainties and other factors include, but are not limited to: economic and weather conditions and any impact on sales, prices and costs; significant changes in the demand for electricity; changes in business strategy or operations, including with respect to the Evergy Companies' strategy to meet demand requirements of existing and future customers; the impact of federal, state and local political, legislative, judicial and regulatory actions or developments, including deregulation, re-regulation, securitization and restructuring of the electric utility industry; the ability to build or acquire generation and transmission facilities to meet the future demand for electricity from customers; the ability to control costs, avoid costs and schedule overruns during the development, construction and operation of generation, transmission, distribution or other projects due to challenges, which include, but are not limited to, changes in labor costs, availability and productivity, challenges with the management of contractors or vendors, subcontractor performance, shortages, delays, increased costs or inconsistent quality of equipment, materials and labor and increased financing costs as a result of changes in interest rates or as a result of project delays; decisions of regulators regarding, among other things, customer rates and the prudency of operational decisions such as capital expenditures and asset retirements; changes in applicable laws, regulations, rules, principles or practices, or the interpretations thereof, governing tax, accounting and environmental matters, including air and water quality and waste management and disposal; development, adoption and use of artificial intelligence by the Evergy Companies and its third-party vendors; the impact of climate change, including increased frequency and severity of significant weather events; risks relating to potential wildfires, including costs of litigation, potential regulatory penalties and damages in excess of insurance liability coverage; the extent to which counterparties are willing to do business with, finance the operations of or purchase energy from the Evergy Companies due to the fact that the Evergy Companies operate coal-fired generation; prices and availability of electricity and natural gas in wholesale markets; market perception of the energy industry and the Evergy Companies; the impact of future pandemic health events on, among other things, sales, results of operations, financial position, liquidity and cash flows, and also on operational issues, such as supply chain issues and the availability and ability of the Evergy Companies' employees and suppliers to perform the functions that are necessary to operate the Evergy Companies; changes in the energy trading markets in which the Evergy Companies participate, including retroactive repricing of transactions by regional transmission organizations (RTO) and independent system operators; financial market conditions and performance, disruptions in the banking industry, including volatility in interest rates and credit spreads and in availability and cost of capital and the effects on derivatives and hedges, nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of physical and cybersecurity breaches, criminal activity, terrorist attacks, acts of war and other disruptions to the Evergy Companies' facilities or information technology infrastructure or the facilities and infrastructure of third-party service providers on which the Evergy Companies rely; impact of geopolitical conflicts on the global energy market, including the ability to contract for non-Russian sourced uranium; ability to carry out marketing and sales plans; cost, availability, quality and timely provision of equipment, supplies, labor and fuel; impacts of tariffs;

ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; the Evergy Companies' ability to manage their generation, transmission and distribution development plans and transmission joint ventures; the inherent risks associated with the ownership and operation of a nuclear facility, including environmental, health, safety, regulatory and financial risks; workforce risks, including those related to the Evergy Companies' ability to attract and retain qualified personnel, maintain satisfactory relationships with their labor unions and manage costs of, or changes in, wages, retirement, health care and other benefits; disruption, costs and uncertainties caused by or related to the actions of individuals or entities, such as activist shareholders or special interest groups, that seek to influence Evergy's strategic plan, financial results or operations; the impact of changing expectations and demands of the Evergy Companies' customers, regulators, investors and stakeholders, including differing views on environmental, social and governance concerns; the possibility that strategic initiatives, including mergers, acquisitions and divestitures, and long-term financial plans, may not create the value that they are expected to achieve in a timely manner or at all; difficulties in maintaining relationships with customers, employees, contractors, regulators or suppliers; the outcome of litigation involving the Evergy Companies; and other risks and uncertainties.
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

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AAO	Accounting authority order
AEP	American Electric Power Company, Inc.
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income
AROs	Asset retirement obligations
BSER	Best system of emission reduction
CAA	Clean Air Act
CARFR	Credit-adjusted risk-free rates
CCN	Certificate of Convenience and Necessity
CCRs	Coal combustion residuals
CCS	Carbon capture and sequestration
CNO	Chief Nuclear Officer
CO2	Carbon dioxide
CO2e	Carbon dioxide equivalent
COLI	Corporate-owned life insurance
Crossroads	Crossroads Energy Center
CSAPR	Cross-State Air Pollution Rule
CTO	Chief Technology Officer
Dogwood	Dogwood Energy Center
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERSP	Earnings Review and Sharing Plan
ESG	Environmental, social and governance
Evergy	Evergy, Inc. and its consolidated subsidiaries
Evergy Board	Evergy Board of Directors
Evergy Companies	Evergy, Evergy Kansas Central, and Evergy Metro, collectively, which are individual registrants within the Evergy consolidated group
Evergy Kansas Central	Evergy Kansas Central, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Kansas South	Evergy Kansas South, Inc., a wholly-owned subsidiary of Evergy Kansas Central
Evergy Metro	Evergy Metro, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Missouri West	Evergy Missouri West, Inc., a wholly-owned subsidiary of Evergy
Evergy Missouri West Storm Funding	Evergy Missouri West Storm Funding I, LLC
Evergy Transmission Company	Evergy Transmission Company, LLC
Exchange Act	The Securities Exchange Act of 1934, as amended
February 2021 winter weather event	Significant winter weather event in February 2021 that resulted in extremely cold temperatures over a multi-day period across much of the central and southern United States

Abbreviation or Acronym	Definition
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
FMBs	First Mortgage Bonds
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
Great Plains Energy	Great Plains Energy Incorporated
IBEW	International Brotherhood of Electrical Workers
IRA	Inflation Reduction Act
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ITFIP	Interstate Transport Federal Implementation Plans
ITSIP	Interstate Transport State Implementation Plans
JEC	Jeffrey Energy Center
KCC	State Corporation Commission of the State of Kansas
KDHE	Kansas Department of Health & Environment
KEEIA	Kansas Energy Efficiency Investment Act
kV	Kilovolt
kWh	Kilowatt hour
LEC	Lawrence Energy Center
MDNR	Missouri Department of Natural Resources
MEEIA	Missouri Energy Efficiency Investment Act
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
NERC	North American Electric Reliability Corporation
NIST CSF	National Institute of Standards and Technology Cybersecurity Framework
NIST RMF	National Institute of Standards and Technology Risk Management Framework
NOL	Net operating loss
NRC	Nuclear Regulatory Commission
OCI	Other comprehensive income
Persimmon Creek	Persimmon Creek Wind Farm 1, LLC
PISA	Plant-in-service accounting
Prairie Wind	Prairie Wind Transmission, LLC, 50% owned by Evergy Kansas Central
PRB	Powder River Basin
PTC	Production tax credit
RSU	Restricted share unit
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
Securitized Bonds	Securitized Utility Tariff Bonds
SIP	State implementation plan
SPP	Southwest Power Pool, Inc.
TCR	Transmission congestion rights
TDC	Transmission delivery charge
TFR	Transmission formula rate

Abbreviation or Acronym	Definition
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by Evergy Transmission Company
UGSOA	United Government Security Officers of America
VaR	Value at Risk
VIE	Variable interest entity
WACC	Weighted average cost of capital
Wolf Creek	Wolf Creek Generating Station

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
Evergy Kansas Central, Evergy Kansas South, Evergy Metro, and Evergy Missouri West conduct business in their respective service territories using the name Evergy. The Evergy Companies assess financial performance and allocate resources on a consolidated basis (i.e., operate in one segment). Evergy serves approximately 1.7 million customers located in Kansas and Missouri. Customers include approximately 1.5 million residences, 0.2 million commercial firms and 7,500 industrials, municipalities and other electric utilities. Evergy is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter.
Evergy expects to continue operating its integrated utilities within the currently existing regulatory frameworks and is focused on enabling economic development across all of its service territories to strengthen the communities it serves and meet customer electric demand growth through the continued evolution of its generation, transmission and distribution systems. Evergy will remain focused on consistently delivering on its affordability, reliability and sustainability objectives and delivering competitive long-term returns to shareholders, including growth in earnings per share and targeting a 60%-70% dividend payout ratio. The core tenets of Evergy's strategy are as follows:
•Affordability – maintaining affordable rates while investing in infrastructure and technology to meet customer demand;
•Reliability – targeting top-tier performance in reliability, customer service and generation; and
•Sustainability – advancing a responsible fleet transition while ensuring affordability and reliability.
See Item 7, Management's Discussion and Analysis of Financial Operations (MD&A) – Executive Summary – Strategy, for additional information.
The table below summarizes the percentage of Evergy's revenues by customer class.

	2024	2023	2022
Residential	37%	37%	37%
Commercial	34%	33%	32%
Industrial	12%	12%	12%
Wholesale	5%	7%	9%
Transmission	8%	7%	6%
Other	4%	4%	4%
Total	100%	100%	100%
The table below summarizes the percentage of Evergy's retail electricity sales by customer class.

	2024	2023	2022
Residential	37%	37%	38%
Commercial	43%	43%	42%
Industrial	20%	20%	20%
Total	100%	100%	100%
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
The table below summarizes the rate orders in effect for Evergy Kansas Central's, Evergy Metro's and Evergy Missouri West's retail rate jurisdictions.

	Regulator	Allowed Return on Equity	Effective Date
Evergy Kansas Central (a)	KCC	9.4% (b)	December 2023
Evergy Metro - Kansas	KCC	9.4% (b)	December 2023
Evergy Metro - Missouri	MPSC	(c)	January 2023
Evergy Missouri West	MPSC	(c)	January 2025
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
Evergy expects its 2025 Kansas and Missouri jurisdictional retail revenues to be approximately 60% and 40%, respectively, based on historical averages of Evergy Kansas Central's, Evergy Metro's and Evergy Missouri West's total retail revenues.
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
Evergy competes in the wholesale market to sell power in circumstances when the power it generates is not required for retail customers in its service territory. This competition primarily occurs within the Southwest Power Pool, Inc. (SPP) Integrated Marketplace, in which Evergy Kansas Central, Evergy Metro and Evergy Missouri West are participants. This marketplace determines which generating units among market participants should run, within the operating constraints of a unit, at any given time for maximum regional cost-effectiveness.
The SPP Integrated Marketplace is similar to other regional transmission organization (RTO) or Independent System Operator (ISO) markets currently operating in other regions of the United States.
Power Supply
Evergy has approximately 15,800 megawatts (MWs) of owned generating capacity and renewable power purchase agreements. Evergy's owned generation and power purchases from others, as a percentage of total megawatt hours (MWhs) generated and purchased, was approximately 60% and 40%, respectively, over the last three years. About 60% of Evergy's purchased power was purchased under long-term renewable purchased power contracts over the last three years. Evergy purchases power to meet its customers' needs, to satisfy firm power commitments or to meet renewable energy standards. Management believes Evergy will be able to meet its future power purchase needs due to the coordination of planning and operations in the SPP region and existing power purchase agreements; however, price and availability of power purchases may be impacted during periods of high demand or reduced supply.
Evergy's total capacity by fuel type, including both owned generating capacity and power purchase agreements, is detailed in the table below.

Fuel Type	Estimated 2025 MW Capacity	Percent of Total Capacity
Coal	5,927	37%
Wind (a)	4,525	29
Natural gas and oil	4,210	27
Uranium	1,106	7
Solar and landfill gas	22	—
Total capacity	15,790	100%
(a) MWs are based on nameplate capacity of the wind facility. Includes owned generating capacity of 778 MWs and long-term power purchase agreements of approximately 3,747 MWs of wind generation that expire from 2028 through 2048. See Item 2, Properties, for additional information.

Evergy's projected peak summer demand for 2025 is approximately 10,600 MWs. Evergy expects to meet its projected capacity requirements for 2025 with its existing generation assets and power purchases. See "Transitioning Evergy's Generation Fleet" below for further information regarding Evergy's long-term strategy with regard to its generating assets and power purchases.
Evergy Kansas Central, Evergy Metro and Evergy Missouri West are members of the SPP. The SPP is a FERC-approved RTO with the responsibility to ensure reliable power supply, adequate transmission infrastructure and competitive wholesale electricity prices in the region. As SPP members, Evergy Kansas Central, Evergy Metro and Evergy Missouri West are required to maintain a minimum reserve margin of 15% for 2025. Beginning in 2026, Evergy Kansas Central, Evergy Metro and Evergy Missouri West will be required to maintain a minimum reserve margin of 16%. This net positive supply of capacity is maintained through generation asset ownership, capacity agreements, power purchase agreements and peak demand reduction programs. The reserve margin is designed to support reliability of the region's electric supply.
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
The Evergy Companies are unable to predict changes in regulations, regulatory guidance, legal interpretations, policy positions and implementation actions that may result from the change in presidential administrations. The Evergy Companies have taken, and will continue to take, proactive measures to mitigate the impact of climate change on its businesses. For example, the Evergy Companies regularly conduct preparedness exercises for a variety of disruptive events, including storms, which may become more frequent or intense due to climate change. In addition, the Evergy Companies have invested, and will continue to invest, in grid resiliency. Much of the Evergy Companies' infrastructure is advanced in age, and grid resiliency efforts include building additional transmission and distribution lines, performing necessary system maintenance, replacing necessary infrastructure and proactively managing the vegetation that can damage systems during severe weather. The Evergy Companies also monitor water conditions at their generating facilities and focus on water conservation at these facilities to address resource depletion.
Transitioning Evergy's Generation Fleet
Evergy is committed to a long-term strategy focused on affordability, reliability and sustainability, including the responsible transition of the generation fleet. Given the age, cost and emissions profile of Evergy's current fossil plants, Evergy expects to retire coal-fired generating units over time or convert these units to alternative fuel sources such as natural gas. This generation portfolio transition is expected to have a corresponding impact on CO2 emissions, continuing a long-term trend. In 2024, Evergy's total CO2 emissions from owned generation units were more than 50% lower than 2005 levels. Through the responsible transition of its generation fleet, Evergy has a long-term goal to achieve net-zero carbon dioxide equivalent (CO2e) emissions, for scope 1 and scope 2 emissions, by 2045. The trajectory and timing of achieving emissions reductions relative to 2005 levels and Evergy's long-term emissions reduction goal are expected to be dependent on the evolution of Evergy's integrated resource plans (IRP) and many external factors, including enabling technology developments, trends in total demand for electricity, the reliability of the power grid, availability of transmission capacity, supportive energy policies and regulations, among other external factors. See "Cautionary Statements Regarding Certain Forward-Looking Information" and Part I, Item 1A. Risk Factors, for additional information.
Diversity of fuel supply has historically provided cost and reliability benefits. For example, because renewable generation can be intermittent, diversity of baseload generation fuel, including a mix of uranium, coal and natural gas, has helped to maintain a consistent availability of power. In addition, the Evergy Companies must prudently utilize the generation assets that regulators have allowed the Evergy Companies to include in rates. The Evergy Companies use a triennial IRP, a detailed analysis that estimates factors that influence the future supply and demand for electricity, to inform the manner in which they supply electricity. The IRP considers forecasts of future electricity demand, fuel prices, transmission improvements, new generating capacity, cost of environmental compliance, integration of renewables, energy storage, energy efficiency and demand response initiatives. The transition of Evergy's generation fleet over time is expected to result in ongoing reductions in emissions. Strategies that the Evergy Companies are pursuing to advance a responsible portfolio transition include:
•retiring older coal-fired generation or converting coal-fired generation resources to natural gas;
•developing renewable energy and natural gas facilities;
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
Fuel
The fuel sources for Evergy's owned generation and power purchase agreements are coal, wind and other renewable sources, uranium and natural gas and oil. The actual 2024 fuel mix and fuel cost in cents per net kilowatt hour (kWh) delivered are outlined in the following table.

		Fuel cost in cents per
	Fuel Mix(a)	net kWh delivered
	Actual	Actual
Fuel	2024	2024
Coal	38%	2.39¢
Wind, landfill gas and solar (b)	32	1.82
Uranium	19	0.66
Natural gas and oil	11	3.25
Total	100%	1.97
(a) Fuel mix based on percent of net MWhs generated by owned resources and delivered under renewable power purchase agreements.
(b) Fuel cost in cents per net kWh delivered includes costs associated with renewable power purchase agreements.
Coal
During 2025, Evergy's generating units, including jointly-owned units, are projected to use approximately 15 million tons of coal. Evergy Kansas Central, Evergy Metro and Evergy Missouri West have entered into coal-purchase contracts with various suppliers in Wyoming's Powder River Basin (PRB), the nation's principal supply region of low-sulfur coal, and with local suppliers. The coal to be provided under these contracts is expected to satisfy approximately 65%, 45% and 35% of the projected coal requirements for 2025, 2026 and 2027, respectively. The remainder of the coal requirements is expected to be fulfilled through entering into additional contracts or spot market purchases.
Evergy Kansas Central, Evergy Metro and Evergy Missouri West have also entered into rail transportation contracts with various railroads to transport coal from the PRB and local suppliers to their generating units. The transportation services to be provided under these contracts are expected to satisfy all of the projected transportation requirements for 2025 and 60% and 20% of the projected transportation requirements for 2026 and 2027, respectively. The contract rates adjust for changes in railroad costs.
Nuclear Fuel
Evergy Kansas South and Evergy Metro each owns 47% of Wolf Creek, which is Evergy's only nuclear generating unit. Wolf Creek purchases uranium and has it processed for use as fuel in its reactor. This process involves conversion of uranium concentrates to uranium hexafluoride, enrichment of uranium hexafluoride and fabrication of nuclear fuel assemblies. The owners of Wolf Creek have on hand or under contract all the uranium, uranium enrichment and conversion services needed to operate Wolf Creek through the first quarter of 2030. The owners also have under contract all the nuclear fuel assembly fabrication services required to operate Wolf Creek through 2045.
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
In Missouri, Evergy Metro and Evergy Missouri West currently offer a suite of energy efficiency programs for customers under the Missouri Energy Efficiency Investment Act (MEEIA). In 2024, the MPSC approved a portfolio of programs for the years 2025 through 2027. The MEEIA programs provide for the recovery of program costs, throughput disincentive and the opportunity to earn an incentive based upon certain program costs or demand savings achieved. The costs of the programs are recovered from customers through a rider mechanism.
In Kansas, Evergy Kansas Central and Evergy Metro currently offer a suite of energy efficiency programs for customers under the Kansas Energy Efficiency Investment Act (KEEIA). The current portfolio of programs was approved by the KCC for March 2024 through February 2028. The KEEIA programs provide for the recovery of program costs, throughput disincentive and the opportunity to earn a performance incentive based primarily upon demand and energy savings achieved. The costs of the programs will be recovered through a rider mechanism.
Human Capital Resources
As of December 31, 2024, the Evergy Companies had 4,731 employees, including 2,494 represented by five local unions of the International Brotherhood of Electrical Workers (IBEW) and one local union of the United Government Security Officers of America (UGSOA). The Evergy Companies currently have labor agreements with four unions that expire at varying times in 2025 through 2027 and one labor agreement that is operating under an extension while a long-term agreement is being negotiated. The Evergy Companies employ 1,897 generation employees, 1,469 transmission and distribution employees and 1,365 support employees that work primarily in the states of Kansas and Missouri.
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
Evergy offers a competitive package of compensation and benefits to attract and retain talented employees, including market-competitive pay, healthcare and retirement benefits, paid time off, family leave and tuition reimbursement. Evergy also encourages employees to participate in a comprehensive well-being program that includes health and wellness-related activities and incentives, business resource groups, gym membership reimbursement, paid volunteer hours, charitable donation match and free access to an employee assistance program.
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

Name	Age	Current Position(s)	Year First Assumed an Officer Position
David A. Campbell (a)	56	Chairman, President and Chief Executive Officer	2021
W. Bryan Buckler (b)	52	Executive Vice President and Chief Financial Officer	2024
Charles A. Caisley (c)	51	Executive Vice President, Public Affairs and Chief Customer Officer	2011
Lesley L. Elwell (d)	54	Senior Vice President, Chief People Officer	2021
Heather A. Humphrey (e)	54	Senior Vice President, General Counsel and Corporate Secretary	2010
Charles L. King (f)	60	Senior Vice President and Chief Technology Officer	2013
(a)Mr. Campbell was appointed Chairman, President and Chief Executive Officer of Evergy, Inc. in May 2024. Mr. Campbell previously served as President and Chief Executive Officer of Evergy, Inc. (2021-2024), Executive Vice President and Chief Financial Officer of Vistra Energy Corp. (2019-2020), as President and Chief Executive Officer of InfraREIT, Inc. and President of Hunt Utility Services (2014-2019) and as President and Chief Executive Officer of Sharyland Utilities, LLC (2016-2019), and in various roles with TXU Corp. and its affiliated entities (2004-2013).
(b)Mr. Buckler was appointed Executive Vice President and Chief Financial Officer of Evergy, Inc. in October 2024. Mr. Buckler previously served as Chief Financial Officer of OGE Energy Corp. (2021-2024). Mr. Buckler also served as Vice President of Investor Relations at Duke Energy Corp. (2019-2020) and as Director of Financial Planning and Analysis at Duke Energy Corp. (2019).
(c)Mr. Caisley was appointed Executive Vice President, Public Affairs and Chief Customer Officer of Evergy, Inc. in September 2024. Mr. Caisley previously served as Senior Vice President, Public Affairs and Chief Customer Officer of Evergy, Inc. (2021-2024). He previously served as Senior Vice President, Marketing and Public Affairs and Chief Customer Officer of Evergy, Inc. (2018-2021). Mr. Caisley served as Vice President - Marketing and Public Affairs of Great Plains Energy Incorporated (Great Plains Energy), Evergy Metro and Evergy Missouri West (2011-2018). He was Senior Director of Public Affairs (2008-2011) and Director of Governmental Affairs of Evergy Metro (2007-2008).
(d)Ms. Elwell currently serves as Senior Vice President, Chief People Officer of Evergy, Inc. Ms. Elwell previously served as Senior Vice President and Chief Human Resources Officer of Evergy, Inc. (2021-2023). Ms. Elwell previously served as

Chief People Officer at J.E. Dunn Construction Company (2017-2021), as Vice President People Strategy / HR Business Partner of Walmart Corporation (2016-2017), as Vice President HR Business Partner Operations at DIRECTV, Inc. (2012-2015), and in various roles of increasing responsibility, including as Vice President, with Sprint Corporation (1997-2012; 2015-2016).
(e)Ms. Humphrey was appointed Senior Vice President, General Counsel and Corporate Secretary of Evergy, Inc. in June 2018. Ms. Humphrey previously served as Senior Vice President - Corporate Services and General Counsel of Great Plains Energy, Evergy Metro and Evergy Missouri West (2016-2018). She previously served as General Counsel (2010-2016) and Senior Vice President - Human Resources of Great Plains Energy, Evergy Metro and Evergy Missouri West (2012-2016). She served as Vice President - Human Resources of Great Plains Energy, Evergy Metro and Evergy Missouri West (2010-2012). She was Senior Director of Human Resources and Interim General Counsel of Great Plains Energy, Evergy Metro and Evergy Missouri West (2010) and Managing Attorney of Evergy Metro (2007-2010).
(f)Mr. King was appointed Senior Vice President and Chief Technology Officer of Evergy, Inc. in February 2020. He previously served as Senior Vice President, Information Technology and Chief Information Officer (2019) and Vice President, Information Technology and Chief Information Officer (2018-2019) of Evergy, Inc. Prior to that, he served as Vice President - Information Technology (2013-2018), as Senior Director of Information Technology Applications and Delivery (2013) and Director of Information Technology Applications (2011-2013) of Evergy Metro and Evergy Missouri West. Mr. King also served in various roles, including leadership roles, with Dish Network, CenturyLink, Sprint and Accenture.
Evergy Kansas Central, Inc.
Evergy Kansas Central, a Kansas corporation incorporated in 1924 and headquartered in Topeka, Kansas, is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity. Evergy Kansas Central serves approximately 744,600 customers located in central and eastern Kansas. Customers include approximately 645,300 residences, 94,100 commercial firms, and 5,200 industrials, municipalities and other electric utilities. Evergy Kansas Central's retail revenues averaged approximately 75% of its total operating revenues over the last three years. Wholesale firm power, bulk power sales, transmission and miscellaneous electric revenues accounted for the remainder of Evergy Kansas Central's revenues. Evergy Kansas Central is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter.
Evergy Metro, Inc.
Evergy Metro, a Missouri corporation incorporated in 1922 and headquartered in Kansas City, Missouri, is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity. Evergy Metro serves approximately 586,500 customers located in western Missouri and eastern Kansas. Customers include approximately 519,700 residences, 65,000 commercial firms, and 1,800 industrials, municipalities and other electric utilities. Evergy Metro's retail revenues averaged approximately 86% of its total operating revenues over the last three years. Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of Evergy Metro's revenues. Evergy Metro is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter. Missouri and Kansas jurisdictional retail revenues for Evergy Metro averaged approximately 55% and 45%, respectively, of total retail revenues over the last three years.

ITEM 1A. RISK FACTORS
Utility Regulatory Risks:
Prices are established by regulators and may not be sufficient to recover costs or provide for a return on investment.
The prices that the FERC, KCC and MPSC authorize the utility subsidiaries of Evergy to charge significantly influence the Evergy Companies' results of operations, financial position and cash flows.
In general, utilities are allowed to recover in customer rates costs that were prudently incurred to provide utility service, plus a reasonable return on invested capital.  There can be no assurance, however, that regulators will determine costs to have been prudently incurred. Further, the amounts approved by the regulators may not be sufficient to allow for a recovery of costs or provide for an adequate return on and of capital investments. Also, amounts that were approved by regulators may be subject to existing limitations in regulatory or legislative frameworks or appealed, modified, limited or eliminated by subsequent regulatory or legislative actions. The markets that the Evergy Companies operate in could also become deregulated resulting in costs that are unable to be recovered from customers. A failure to recover costs or earn a reasonable return on invested capital for any reason could negatively impact Evergy's ability to access capital at reasonable rates, impeding Evergy's ability to invest and develop infrastructure in its service territory, and may also have a material adverse effect on the results of operations, financial position and cash flows of Evergy.
The Evergy Companies are also exposed to cost-recovery shortfalls due to the inherent "regulatory lag" in the rate-setting process. Potential cost-recovery shortfalls occur because utility rates are generally based on historical information and, except for certain situations in which regulators allow for recovery of expenses through use of a formula that tracks costs, are not subject to adjustment between rate cases. These and other factors may result in under-recovery of costs or failure to earn the authorized return on investment, or both. Effective in July 2024, Evergy Kansas Central and Evergy Metro elected into a plant-in service accounting (PISA) provision permitted by Kansas law, allowing each to defer to a regulatory asset 90% of depreciation expense and associated return on investment associated with qualifying plants additions. These deferred amounts must be included in rate base during subsequent rate proceedings. However, Evergy Kansas Central and Evergy Metro will be unable to recover deferred amounts to the extent that inclusion of the incremental regulatory asset created by PISA causes base rates to increase more than 1.5% per year. Similarly, Evergy Metro and Evergy Missouri West elected into a PISA provision permitted by Missouri law that establishes a 2.5% annual limit on increases to the revenue requirement due to the inclusion of the incremental regulatory asset created by PISA. Increased capital expenditures could cause Evergy Kansas Central, Evergy Metro or Evergy Missouri West to exceed the applicable limitation resulting in an adverse impact to the Evergy Companies' results of operations, financial position and cash flows.
Furthermore, the United States' economy experienced a significant rise in the inflation rate in the post-pandemic era compared to recent historical inflation rates. While the inflation rate has subsided due, in part, to actions taken by the Federal Reserve Bank, there remains uncertainty in the near-term outlook as to whether inflation will remain elevated. Increases in inflation raise the Evergy Companies' costs for labor, materials and services, and a failure to recover these increased costs could result in under-recovery.
While the inflation rate and prices have increased, the Evergy Companies, and the energy industry as a whole, have experienced an upward trend in spending, especially with respect to infrastructure investments, which is likely to continue in the foreseeable future and could result in more frequent rate cases and requests for, and the continuation of, cost recovery mechanisms. The cost recovery efforts could face resistance from customers and other stakeholders especially in a rising cost environment, whether due to inflation or high fuel prices or otherwise, and/or in periods of economic decline or hardship. Significant increases in costs also could increase financing needs and otherwise adversely affect the Evergy Companies' business, financial position, results of operation or cash flows.
Failure to timely recover the full investment costs of capital projects, the impact of renewable energy and energy efficiency programs, potential tariffs on imported goods that may be levied by the current presidential administration, other utility costs and expenses due to regulatory disallowances, regulatory lag or other factors could lead to increased expenses, lowered credit ratings, reduced access to capital markets, increased financing costs, lower flexibility due to constrained financial resources and increased collateral security requirements or reductions or delays in planned capital expenditures.  In response to competitive, economic, political, legislative, public perception and regulatory pressures, Evergy's utility subsidiaries may be subject to rate moratoriums, rate refunds, limits on rate increases, lower allowed returns on investments or rate reductions, including phase-in plans designed to spread the impact of rate increases over an extended period for the benefit of customers. In addition, Transource, of which Evergy owns a 13.5% interest, is focused on the development of competitive electric transmission projects across the United States and faces similar risks with respect to projects located in regulatory jurisdictions outside of Kansas and Missouri. Any of these results could have a material adverse effect on the results of operations, financial position and cash flows of the Evergy Companies.
Legislative and regulatory requirements may increase costs and result in compliance penalties.
FERC, the North American Electric Reliability Corporation (NERC) and SPP have implemented and enforce an extensive set of transmission system reliability, cybersecurity and critical infrastructure protection standards that apply to public utilities.  The MPSC and KCC have the authority to implement utility operational standards and requirements, such as vegetation management standards, facilities inspection requirements and quality of service standards.  In addition, the Evergy Companies are also subject to health, safety and other requirements enacted by the Occupational Safety and Health Administration, the Department of Transportation, the Department of Labor and other federal and state agencies.  As discussed more fully below, the Evergy Companies are also subject to numerous environmental laws and regulations, as well as laws and regulations related to nuclear power generation. The costs of complying with existing, new or modified regulations, standards and other requirements could have a material adverse effect on the results of operations, financial position and cash flows of the Evergy Companies.  Furthermore, regulatory changes could result in operational changes that increase costs or adversely impact the Evergy Companies' prospects. In addition, failure to meet quality of service, reliability, cybersecurity, critical infrastructure protection, operational or other standards and requirements could expose the Evergy Companies to penalties, additional compliance costs or adverse rate consequences, any of which could have a material adverse impact on their results of operations, financial position and cash flows.
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
Compliance with environmental laws, regulations and requirements requires significant capital and operating resources. Regulators may also disagree with the Evergy Companies' interpretation or application of environmental laws, regulations and requirements. The failure to comply with environmental laws, regulations and requirements could result in substantial fines, injunctive relief and other sanctions. For example, Evergy Kansas Central decommissioned the Tecumseh Energy Center in 2018 and removed all coal combustion residuals (CCRs) from a surface impoundment in a manner it believed complied with federal law, but the EPA has reviewed and determined that Evergy Kansas Central should have taken additional or alternative actions, even though the facility is closed. As a result, Evergy Kansas Central has entered a consent order with the EPA and additional groundwater monitoring activities have been initiated at the site.
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
In January 2022, the EPA announced changes to address environmental justice issues in communities that are marginalized, underserved and overburdened by pollution. These changes may include additional unannounced inspections of suspected non-compliant facilities, deployment of new assets to monitor air pollution and a general increase in overall monitoring and oversight. The EPA's announcement focused on industries in Louisiana, Mississippi and Texas but included similar agency-wide action in parallel. In September 2022, the EPA and the Missouri Department of Natural Resources conducted a CAA environmental justice inspection of the Evergy Companies' Hawthorn Generating Station. No CAA noncompliance issues were found. The Evergy Companies have multiple power plants located in communities that could be considered a higher priority by the EPA based on existing demographics, and these facilities may be subject to additional monitoring and unannounced inspections in the future.
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
The Evergy Companies plan to continue to make significant capital investments in renewable and natural gas generation and to enhance the customer experience, improve reliability and resiliency and improve efficiency, which are expected to be funded with cash flows from operations, debt and equity. If cash flows from operations are lower than expected or the costs of these capital investments are higher than expected, additional debt and equity will be required to fund the investments, which, in turn, may result in a decrease in the market value of Evergy's common stock, create pressure on the Evergy Companies' credit ratings or result in a ratings downgrade and increase their cost of capital. Further, Evergy Kansas Central and Evergy Metro have outstanding tax-exempt bonds with interest rates that are determined each week. The bondholders of these tax-exempt bonds are permitted to tender the tax-exempt bonds to the issuer for purchase and, if tendered, the issuer is obligated to purchase any such bonds that cannot be remarketed to other investors, which could adversely impact liquidity. Finally, market disruption and volatility could have an adverse impact on Evergy's lenders, suppliers and other counterparties or customers, causing them to fail to meet their obligations.
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
In addition, the Evergy Companies are subject to certain corporate and regulatory restrictions and financial covenants that could affect their ability to pay dividends.  Under the Federal Power Act, Evergy Kansas Central, Evergy Metro and Evergy Missouri West generally can pay dividends only out of retained earnings. Each of Evergy Metro and Evergy Missouri West has committed to Missouri regulators to not pay dividends to Evergy if its credit rating falls below BBB- for S&P Global Ratings or Baa3 for Moody's Investors Service. Each of Evergy Kansas Central and Evergy Metro has committed to Kansas regulators to not pay dividends to Evergy if (i) the payment would result in an increase in the utility's debt level (excluding short-term debt and debt due within one year) above 60 percent of its total capitalization, absent approval from the KCC or (ii) if its credit rating falls below BBB- for S&P Global Ratings or Baa3 for Moody's Investors Service. Under various debt agreements, the Evergy Companies are also required to maintain a consolidated indebtedness to consolidated total capitalization ratio of not more than 0.65 to 1.00, which could restrict the amount of dividends the Evergy Companies are permitted to pay. Evergy cannot guarantee dividends will be paid in the future or that, if paid, dividends will satisfy announced targets or investor expectations or be paid with the same frequency as in the past. Additionally, Evergy may not declare or pay any cash dividend or distribution on its capital stock during any period in which Evergy defers interest on its junior subordinated notes that were issued in December 2024.
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
Supply chain disruptions, tariffs and inflation could negatively impact the Evergy Companies' operations and corporate strategy.
The operations and business plans of the Evergy Companies depend on the global supply chain to procure the equipment, materials and other resources necessary to build and provide services in a safe and reliable manner. The delivery of components, materials, equipment and other resources that are critical to the Evergy Companies' business operations and corporate strategy has been restricted by domestic and global supply chain turmoil. This has resulted in the shortage of critical items. International tensions from any source, including the ramifications of regional conflict or increased tariffs, could further exacerbate the global supply chain turmoil. These disruptions and shortages could adversely impact business operations and corporate strategy. The current presidential administration has implemented tariffs on certain imported goods and may impose additional tariffs. The constraints in the supply chain could restrict the availability and delay the construction, maintenance or repair of items that are needed to support normal operations or are required to execute on the Evergy Companies' corporate strategy for continued capital investment in utility equipment and impact the strategy to transition its generation fleet. These disruptions and constraints could have a material adverse effect on the business, results of operations, financial position and cash flows of the Evergy Companies.
Supply chain disruptions have contributed to higher prices of components, materials, equipment and other needed commodities. An extended duration or an ongoing increase in the severity of supply chain and inflationary disruptions, including increased tariffs, could result in continued inflation, further extend lead times and result in higher cost of capital. While the Evergy Companies generally recover increases in costs from customers through rates in the Evergy Companies' regulated jurisdictions, short-term increases may not be recovered due to "regulatory lag." Failure to recover increased costs could have a material adverse effect on the business, results of operations, financial position and cash flows of the Evergy Companies. Additionally, heightened inflation raises the Evergy Companies' costs for labor, materials and services, and failure to secure these on reasonable terms may adversely impact the Evergy Companies' business, results of operations, financial position and cash flows.
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
Evergy maintains defined benefit retirement and other post-retirement employee benefit plans for certain current and former employees. The costs of these plans depend on a number of factors, including the rates of return on plan assets, the level and nature of the provided benefits, discount rates, the interest rates used to measure required minimum funding levels, changes in benefit design, changes in laws or regulations and the amount of any required or voluntary contributions to the plans.  The Evergy Companies have substantial unfunded liabilities under these plans.  Also, if the rate of retirements exceeds planned levels, these plans experience adverse market returns on investments or interest rates fall, required or voluntary contributions to the plans could be material.  In addition, changes in accounting rules and assumptions related to future costs, returns on investments, interest rates and other actuarial assumptions, including projected retirements, could have an adverse impact on the results of operations, financial position and cash flows of the Evergy Companies.
The costs of providing health care benefits to employees and retirees have increased in recent years and may continue to rise in the future. Future legislative changes related to health care could also cause significant changes to benefit programs and costs. The increasing costs associated with health care plans could have an adverse impact on the results of operations, financial position and cash flows of the Evergy Companies.

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
The current presidential administration may seek to alter current tax policy, including tax rates, tax credits and incentives. Additionally, changes in corporate tax rates or policy changes, as well as any inability to generate enough taxable income in the future to utilize all tax benefits before they expire, could have an adverse impact on the results of operations, financial position and liquidity of the Evergy Companies. In addition, the Evergy Companies construct and operate renewable energy facilities that generate tax credits that reduce federal income tax obligations. The Evergy Companies are also eligible under current law for production tax credits related to the generation of electricity from nuclear energy. The amount of tax credits is dependent on several factors, including the amount of electricity produced and the applicable tax credit rate. A variety of factors, including transmission constraints, IRS interpretation on the calculation of the credits, a change in law or regulation, the ability to timely complete construction of renewable energy facilities, adverse weather conditions and breakdown or failure of equipment, could significantly reduce these tax credits, which could have an adverse impact on the results of operations and financial position of the Evergy Companies.

The anticipated benefits of the Evergy Companies' strategy may not be realized.
The Evergy Companies' strategy includes maintaining rigorous cost management and planned increases in capital investment levels to meet expected load growth and economic development in their service territory. The Evergy Companies' strategy also includes a different mix of capital investments than has been pursued in the past, including significant capital investments in renewable and natural gas generation. The Evergy Companies' strategy also includes the planned retirement or conversion to natural gas of coal-fired generation resources. If regulators determine that the retirement or conversion of coal generation facilities was not prudent, they could prohibit the Evergy Companies from recovering, or earning a return on, the investments in those facilities that were prudent when the investments were originally made. This concept is known as a "stranded asset," and generation retirements or conversion outside of those contemplated in the IRP increase the risk that regulators will disallow the recovery of otherwise prudent investments. In addition, the Evergy Companies may in the future utilize legislative mechanisms known as securitization to facilitate the retirement of coal-fired generation, which will eliminate future returns on the investment that was originally made by the Evergy Companies in those coal-fired generating facilities and reduce the Evergy's Companies results of operations and financial position.
No assurance can be given that the expected load growth and economic development in the Evergy Companies' service territory will occur, or that the Evergy Companies will be successful in implementing their strategy in a timely manner or at all, and a failure to do so could have a material adverse effect on the results of operations, financial position and cash flows of the Evergy Companies and have an adverse impact on the price of Evergy’s common stock.
The price of Evergy common stock may experience volatility.
The price of Evergy common stock may be volatile. Some of the factors that could affect the price of Evergy common stock are Evergy's earnings; the ability of the Evergy Companies to implement their strategic plan; the ability of Evergy to deploy capital; actions by regulators including authorized return on equity and equity capital structure levels that could impact the ability to attract capital; and statements in the press or investment community about the Evergy Companies' strategy, earnings per share or growth prospects, financial position or results of operations. Negative perceptions or publicity from increasing scrutiny of environmental, social and governance practices could also adversely impact Evergy's stock price. Also, individuals or entities, such as activist shareholders and special interest groups, may seek to influence the Evergy Companies' strategic plan or take other actions that could disrupt the Evergy Companies' business, financial results or operations and could adversely impact Evergy's stock price. In addition, the Evergy Companies operate almost exclusively in Kansas and Missouri and this concentration may increase exposure to risks arising from unique local or regional factors. Furthermore, domestic and international market conditions and economic factors and political events unrelated to the performance of Evergy (including geopolitical conflicts) may also affect Evergy's stock price. For these reasons, shareholders should not rely on historical trends in the price of Evergy common stock to predict the future price of Evergy's common stock.
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
Customer and Weather-Related Risks:
Evergy is subject to wildfire risk.
Wildfires have the potential to negatively affect communities within the Evergy Companies' service territories and the surrounding areas, as well as its network of electric transmission and distribution lines and facilities. The possibility of wildfires and the risk of damage to the Evergy Companies' network and facilities resulting therefrom may be exacerbated by severe weather events and the effects of climate change. The continued expansion of the wildland-urban interface has also increased wildfire risk to communities in the Evergy Companies' service territories. While the Evergy Companies proactively take steps to mitigate wildfire risk in the areas of its electrical assets, wildfire risk is always present. The Evergy Companies could be held liable for damages incurred as a result of wildfires or incur reputational harm if it was determined that the wildfires were caused by or enhanced due to any fault of the Evergy Companies. In addition, while the Evergy Companies maintain wildfire insurance, insurance coverage may not be sufficient to cover all losses the Evergy Companies may incur as a result of wildfires. Wildfires could also lead to significant financial distress, credit rating downgrades and further increased costs for wildfire insurance or lack of availability thereof. Insufficient wildfire insurance coverage, increased wildfire insurance costs and a lack of wildfire insurance availability could adversely impact the Evergy Companies' financial condition, results of operations and cash flows. Furthermore, any damage caused to the Evergy Companies' assets, loss of service to customers or liability imposed as a result of wildfires could negatively impact Evergy's financial condition, results of operations and cash flows.
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
Additionally, the Evergy Companies have been increasing their renewable resources and expect to continue to add renewable capacity in the future. The production of energy from wind and solar facilities depends heavily on suitable weather conditions, which are variable. When wind or solar conditions are unfavorable or below estimates, electricity production can be substantially below expectations.
In addition, policy, legal and regulatory efforts to influence climate change, such as efforts to reduce GHG emissions, impose a tax on emissions and create incentives for low-carbon generation and energy efficiency, could result in reduced sales and require significant costs to respond to such efforts. These efforts could also result in the early retirement of generation facilities, which could result in stranded costs if regulators disallow recovery of investments that were prudent when originally made and included in rates. Evergy has a goal to achieve net-zero CO2e emissions, for scope 1 and 2 emissions, by 2045 through the responsible transition of the Evergy Companies' generation fleet. The trajectory and timing of achieving emissions reductions and the 2045 goal are expected to be dependent on the evolution of Evergy's IRPs and many external factors, including enabling technology developments, trends in total demand for electricity, the reliability of the power grid, availability of transmission capacity, supportive energy policies and regulations, and other factors. These external factors are outside of Evergy's direct control, and without these enabling factors, Evergy cannot be confident in achieving its net-zero carbon reduction goal. In addition, any of the foregoing could adversely affect the results of operations, financial position and cash flows of the Evergy Companies and the market prices of Evergy's common stock.
Climate disclosure rules issued by the SEC may increase the Evergy Companies' costs of compliance and adversely impact their business.
In 2024, the SEC issued new rules relating to the disclosure of a range of climate-related risks. The Evergy Companies are currently assessing the rule, but at this time they cannot predict the costs of implementation or any potential adverse impacts resulting from the rule. The rules have been challenged in court and are currently stayed. The Evergy Companies could incur increased costs relating to the assessment and disclosure of climate-related risks. The Evergy Companies may also face increased litigation risks related to disclosures made pursuant to the rule. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon-intensive sectors.
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
In addition, Wolf Creek is reliant on a sole supplier for nuclear fuel assembly fabrication and related services. The supplier has in the past been the subject of Chapter 11 reorganization proceedings, and an extended outage of Wolf Creek could occur if the supplier is not able to perform under its contracts with Wolf Creek. Switching to another supplier could take an extended amount of time and would require NRC approval. An extended outage at Wolf Creek could affect the amount of Wolf Creek investment included in customer rates and could have a material adverse effect on the Evergy Companies' financial results.
Operational risks may adversely affect the Evergy Companies.
The operation of electric generation, transmission, distribution and information systems involves many risks, including breakdown or failure of equipment; aging infrastructure; employee error or contractor or subcontractor failure; problems that delay or increase the cost of returning facilities to service after outages; limitations that may be imposed by equipment conditions or environmental, safety or other regulatory requirements; fuel supply or fuel transportation reductions or interruptions; labor disputes; difficulties with the implementation or operation of information systems; transmission scheduling constraints; and catastrophic events such as fires, floods, droughts, explosions, terrorism or acts of war, severe weather, pandemics, cyberattacks or other similar occurrences. Many of the Evergy Companies' generation, transmission and distribution resources are aged, which increases the risk of unplanned outages, reduced generation output and higher maintenance expense.  Any equipment or system outage or constraint can, among other things, reduce sales, increase costs and affect the ability to meet regulatory service metrics, customer expectations and regulatory reliability and security requirements.
The Evergy Companies have general liability and property insurance to cover a portion of their facilities, but such policies do not cover transmission or distribution systems, are subject to certain limits and deductibles and do not include business interruption coverage.  Insurance coverage may not be available in the future at reasonable costs or on commercially reasonable terms, and the insurance proceeds received for any loss of, or any damage to, any facilities may not be sufficient to restore the loss or damage. Certain insurers are also choosing to limit their exposure to companies with coal-fired generation, which may result in increased premiums and reduced scope of coverage. These and other operating events may reduce revenues or increase costs, or both, and could have a material adverse effect on the results of operations, financial position and cash flows of the Evergy Companies.
Physical and cybersecurity breaches, criminal activity, terrorist attacks, acts of war and other disruptions to facilities or technology infrastructure could interfere with operations, expose the Evergy Companies or their customers or employees to a risk of loss, expose the Evergy Companies to legal or regulatory liability and cause reputational and other harm.
The Evergy Companies rely upon technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including the generation, transmission and distribution of electricity, supply chain functions and the invoicing and collection of payments from customers. The Evergy Companies also use technology networks and systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with financial reporting, legal and tax requirements. These networks and systems are in some cases owned or managed by third-party service providers. In the ordinary course of business, the Evergy Companies collect, store and transmit sensitive data including operating information, proprietary business information and personal information belonging to customers and employees.
The Evergy Companies' technology networks and infrastructure, as well as the networks and infrastructure belonging to third-party service providers, are vulnerable to damage, disruptions or shutdowns due to attacks or breaches by hackers or other unauthorized third parties; error or malfeasance by employees, contractors or service providers; unintended consequences related to software or hardware upgrades, additions or replacements; malicious software code; vulnerabilities in third-party software code; telecommunication failures; the lack of availability of qualified employees and contractors; natural disasters or other catastrophic events; or criminal activity, terrorist attacks or acts of war. The Evergy Companies use technology to enable remote-working arrangements, which may increase or expose previously unknown vulnerabilities. Public reports have indicated an increase in cyberattacks in general due, in part, to the increase in the number of employees working remotely and the proliferation of the different ways in which people interact with their technology infrastructure.
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
Additionally, the Evergy Companies cannot predict the impact that any future technology or malicious attack may have on the energy industry in general. The electric utility industry, both within the United States and internationally, has experienced physical and cybersecurity attacks on energy infrastructure such as power plants, substations and related assets in the past, and there will likely be more attacks in the future. Geopolitical matters, including terrorist attacks and acts of war, may increase the likelihood of such attacks. The Evergy Companies have been subject to attempted cyberattacks from time to time, and will likely continue to be subject to such attempted attacks, but these prior attacks have not had a material impact on their operations. However, because technology is increasingly complex and cyber-attacks are increasingly sophisticated and more frequent, there can be no assurance that such incidents will not have a material adverse effect on the Evergy Companies in the future. The Evergy Companies' facilities and systems could be direct targets or indirect casualties of such attacks. The effects of such attacks could include disruption to the Evergy Companies' generation, transmission and distribution, and information systems or to the electrical grid in general, reduced sales and could increase the cost of insurance coverage. Furthermore, although the Evergy Companies maintain information security risk insurance coverage, such insurance may not be adequate to cover any associated losses. Any of the foregoing could have a material adverse impact on the Evergy Companies' results of operations, financial position and cash flows.
Artificial intelligence (AI) is an emerging area of technology that has the potential to impact various aspects of the Evergy Companies' business operations and customer interactions.
Generative AI technologies are still in their early stages of development and deployment. Ineffective or inadequate AI development or deployment practices by Evergy, its subsidiaries or third-party vendors could result in unintended consequences. While the Evergy Companies seek contractual protections with its third-party vendors regarding the use of AI technology, the Evergy Companies may not have full awareness of, or control or visibility over the quality, performance, security or compliance of the products and services that incorporate AI-related technology used by such vendors. AI algorithms that the Evergy Companies or its third-party vendors use may be flawed or may be based on datasets that are biased or insufficient. These limitations or failures, or inaccurate results generated as a result of the Evergy Companies' employees', contractors' or vendors' use or misuse of generative AI technologies could lead to operational interruptions or otherwise adversely affect the Evergy Companies' business, reputation or financial results. Developing, testing and deploying resource-intensive AI systems may require additional investment and increase the Evergy Companies' costs. In addition, the rapidly evolving nature of AI technologies may cause new laws and regulations to be enacted which could dramatically affect business practices, including the costs to comply with such new laws and regulations. The future development of AI technologies and the nature of any related new laws and regulations, and their costs and consequences, cannot be reasonably predicted at this time.
The cost and schedule of capital projects may materially change and expected performance may not be achieved.
The Evergy Companies' business is capital intensive and includes significant construction projects.  The risks of any capital project include: actual costs may exceed estimated costs; regulators may disallow, limit or delay the recovery of all or part of the cost of, or a return on, a capital project; increased inflation or the imposition of tariffs on imported goods may render previously estimated costs to be inaccurate; risks associated with the capital and credit markets to fund projects; delays in receiving, or failure to receive, necessary permits, approvals and other regulatory authorizations; unforeseen engineering problems or changes in project design or scope; the failure of suppliers and contractors to perform as required under their contracts; inadequate availability or increased cost of labor or materials, including commodities such as steel, copper and aluminum that may be subject to uncertain or increased tariffs; inclement weather; new or changed laws, regulations and requirements, including environmental and health and safety laws, regulations and requirements; and other events beyond the Evergy Companies' control may occur that may materially affect the schedule, cost and performance of these projects.
The completion of capital projects, including the construction of natural gas plants, involves substantial risks that could materially affect the Evergy Companies' financial condition, results of operations, or liquidity. The Evergy Companies' ability to complete capital projects in a timely and cost-effective manner and within budget is contingent upon many variables including on the availability of adequate internal and external resources, such as employees and qualified contractors and the availability of materials. The Evergy Companies have selected a single vendor to supply the power island equipment to its new natural gas plants. The Evergy Companies face the potential of project delays if the vendor is unable to meet contractual deadlines. Causes and impacts could include material constraints or disruptions, financial hardship, geopolitical issues, or permitting issues. The Evergy Companies entered into the equipment purchase ahead of regulatory approval in an attempt to adhere to project timelines and the expected completion dates. If any of these projects are canceled for any reason, including failure to receive necessary regulatory approvals, supply chain issues and/or siting or environmental permits, significant cancellation penalties under the equipment purchase orders and construction contracts could occur. In addition, if any construction work or investments have been recorded as an asset, an impairment may need to be recorded in the event the project is canceled. These events could increase costs and have a material adverse impact on the Evergy Companies' results of operations, financial position and cash flows. See Part II, Item 7, MD&A - Liquidity and Capital Resources - Capital Expenditures for additional information.

These and other risks could also cause the Evergy Companies to defer or limit capital expenditures, materially increase the costs of capital projects, delay the in-service dates of projects, adversely affect the performance of the projects and require the purchase of electricity on the wholesale market, at potentially more expensive prices, until the projects are completed.  These risks may have a material adverse impact on the Evergy Companies' results of operations, financial position and cash flows.
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
A significant portion of the Evergy Companies' workforce is represented by five local unions of the IBEW and one local union of the UGSOA. The Evergy Companies currently have labor agreements with four unions that expire at varying times in 2025 through 2027 and one labor agreement is operating under an extension while a long-term agreement is being negotiated. A failure to successfully negotiate these collective bargaining agreements could result in a labor disruption and have an adverse impact on the Evergy Companies' operations and results of operations.
The Evergy Companies' strategic plan includes enhanced technology and transmission and distribution investments and a reduction in reliance on coal-fired generation. The Evergy Companies will need to attract and retain personnel that are qualified to implement the Evergy Companies' strategy and may need to retrain or reskill certain employees to support the Evergy Companies' long-term objectives. A failure to attract and retain qualified employees, retrain or reskill existing employees and maintain satisfactory collective bargaining agreements could have an adverse impact on the results of operations, financial position and cash flows of the Evergy Companies.
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
The Evergy Companies' strategic plan includes adding a significant amount of renewable and natural gas generation. Transmission constraints and delays in the transmission planning and construction processes could impair the ability of the Evergy Companies to sell and transmit electricity generated by these generation facilities, which could have an adverse impact on the results of operations and financial position of the Evergy Companies.
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
The Evergy Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  The outcome of these matters cannot be determined, nor, in many cases, can the liability that could potentially result from each case be reasonably estimated.  The liability that the Evergy Companies may incur with respect to any of these cases may be in excess of amounts currently accrued and insured against with respect to such matters and could have a material adverse effect on the financial results for the Evergy Companies.
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
In addition, proxy advisory firms and certain institutional investors who manage investments in public companies are integrating ESG factors into their investment analysis. The consideration of ESG factors in making investment and voting decisions is relatively new and evolving. Accordingly, the frameworks and methods for assessing ESG policies are not fully developed, vary considerably among the investment community and will likely continue to evolve over time. Moreover, the subjective nature of methods used by various stakeholders to assess a company with respect to ESG criteria could result in erroneous perceptions or a misrepresentation of the Evergy Companies' actual ESG policies and practices. Organizations that provide ratings information to investors on ESG matters may also assign unfavorable ratings to the Evergy Companies. If the Evergy Companies fail to comply with specific ESG-related investor or stakeholder expectations and standards, or to provide the disclosure relating to ESG issues that any third parties may believe is necessary or appropriate (regardless of whether there is a legal requirement to do so), their reputation, business, financial position and/or results of operations could be negatively impacted.
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
Certain significant risks identified by the enterprise risk management process, such as cybersecurity, have a cross-functional team assigned to assess and manage the specific risk and may have oversight by a committee other than the Audit Committee. The Senior Vice President, Chief Technology Officer (CTO) and Vice President, Chief Nuclear Officer (CNO), have overall accountability for the assessment, identification and management of cybersecurity risks on behalf of the Evergy Companies and Wolf Creek, respectively, subject to review by the Evergy Board and its committees. The CTO and CNO leverage the input and operations of the security management and operations team within each organizational structure. The security teams, comprised of cybersecurity professionals, lead the daily cyber risk mitigation efforts including cyber training of the workforce, threat monitoring, identification of potential cyber events and applicable compliance obligations. See Part I, Item 1, Business – Information about Evergy’s Executive Officers for a description of the CTO's experience. The CNO has management responsibility of Wolf Creek where he has served in executive capacities since joining Wolf Creek in 2014. Prior to joining Wolf Creek, he served as vice president of engineering and site vice president of another nuclear power plant from 2009 until 2014.
The Evergy Board has assigned primary oversight of cybersecurity risk to the Operations Committee of the Evergy Board. At each Operations Committee meeting, the CTO discusses the Evergy Companies' cybersecurity metrics and scorecard performance; global, industry and Evergy-specific cybersecurity news; third-party assessments of the Evergy Companies' cybersecurity program; and industry benchmarking results. The Operations Committee meets regularly throughout the year and may meet more frequently or otherwise be informed of cybersecurity risk and incident information as needed. The CNO discusses with the Operations Committee risks specific to Wolf Creek, including cybersecurity risk. At least once each year, the Evergy Board receives a report from management on key business and compliance risks and related mitigation plans, and management discusses cybersecurity matters with the Evergy Board in connection with this report. The Evergy Companies also have a Security and Business Continuity Committee made up of internal security experts and several Evergy corporate officers. This committee meets bi-monthly to discuss relevant security and business continuity issues.
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
The Evergy Companies' cybersecurity organization uses the NIST CSF to model the security program. The Evergy Companies have implemented a layered defense model to protect against cyber intrusions and attacks. One layer of defense is Evergy's employees and their abilities to detect and respond to phishing attempts. Evergy conducts annual security awareness training and monthly phishing simulations. Employees that perform poorly in the phishing simulations are subject to additional training and disciplinary action. Other defense layers include firewalls at both the network and application layers, network segmentation, email scanning, multi-factor authentications, cloud security monitoring, in addition to other defensive layers. Several of the Evergy Companies' security tools employ AI and machine learning to enhance their respective capabilities. The Evergy Companies employ security practitioners with cybersecurity and information technology degrees and certifications and with extensive experience, with several holding federal government clearances. The Evergy Companies have a 24-hour Security Operations Center that monitors for security events and the Evergy Companies frequently engage with multiple third parties to analyze network traffic. Further, the Evergy Companies regularly and as needed engage cybersecurity consultants and third parties to assist with the identification, assessment and mitigation of cybersecurity risks and assessment of the Evergy Companies' risk mitigation practices. These services include, but are not limited to, the identification of vulnerabilities, penetration testing and assessment of the cybersecurity program to both validate effectiveness and also identify any areas for improvement.
Cybersecurity incidents are identified and mitigated by cybersecurity incident response plans that detail any actions to be taken when a cybersecurity incident occurs. The cybersecurity incident response plans define the organization, roles and responsibilities of the teams tasked with mitigating the impact of the cybersecurity incident. They define repeatable processes for responding to cybersecurity incidents; ensure communication to the CTO and CNO, as appropriate; minimize the impact to customer and business operations; coordinate response activities with external organizations; decrease the likelihood of reoccurrence and ensure regulatory reporting occurs, among other objectives. If warranted, the incident response plan may trigger the activation of the Crisis Management Team, a subset of officers who lead corporate functions and would collectively perform impact assessment and provide decision-making guidance as a component of the Crisis Management Plan within the Evergy Companies' business continuity and disaster recovery plans. Both the incident response plan and crisis management plan are practiced on an annual basis. In addition, the Evergy Companies share network traffic with federal and state agencies to assist with the identification and mitigation of cybersecurity incidents. The Evergy Companies participate in federal and industry information sharing programs, such as the Cybersecurity and Infrastructure Security Agency to assist in the exchange of cybersecurity-related information, analysis and incident mitigation techniques. On at least an annual basis, cross-functional teams and executive management participate in a simulated cybersecurity incident exercise and the Evergy Companies regularly simulate cybersecurity incidents, including phishing attacks, to assess organizational readiness. In addition to a bi-annual internal assessment, the NRC inspects Wolf Creek's processes to validate the effectiveness of the program to protect Wolf Creek from cybersecurity threats.
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
While the Evergy Companies have a cybersecurity program designed to protect and preserve the integrity of their information systems, the Evergy Companies also maintain cybersecurity insurance to manage financial statement risk resulting from specific cyber-attacks. Although the Evergy Companies maintain cybersecurity insurance, there can be no guarantee that the Evergy Companies' insurance coverage limits will protect against any future claims or that such insurance proceeds will be paid in a timely manner.
The Evergy Companies have been subjected to attempted cyber-attacks from time to time, and will likely continue to be subject to such attempted attacks, but these prior attacks have not had a material impact on the Evergy Companies' operations or financial results to date. However, because technology is increasingly complex and cyber-attacks are increasingly sophisticated and more frequent through the use of such tools as AI, there can be no assurance that such incidents will not have a material adverse effect on the Evergy Companies in the future. See Item 1A. Risk Factors – Operational Risks for additional information.

ITEM 2. PROPERTIES
Generation Resources

					Unit Capability (MW) By Owner(a)
Station	Unit No.	Location	Year Completed	Fuel	Evergy Kansas Central	Evergy Metro	Evergy Missouri West	Total Company Generation	Renewable Purchased Power		Total Generation and Renewable Purchased Power
Renewable Generation:
Central Plains		Kansas	2009	Wind	99	—	—	99	—		99
Flat Ridge		Kansas	2009	Wind	50	—	—	50	44	(b)	94
Flat Ridge 3		Kansas	2021	Wind	—	—	—	—	128	(b)	128
Western Plains		Kansas	2017	Wind	281	—	—	281	—		281
Meridian Way		Kansas	2008	Wind	—	—	—	—	96	(b)	96
Ironwood		Kansas	2012	Wind	—	—	—	—	168	(b)	168
Post Rock		Kansas	2012	Wind	—	—	—	—	201	(b)	201
Cedar Bluff		Kansas	2015	Wind	—	—	—	—	199	(b)	199
Kay Wind		Oklahoma	2015	Wind	—	—	—	—	200	(b)	200
Soldier Creek		Kansas	2020	Wind	—	—	—	—	300	(b)	300
Ninnescah		Kansas	2016	Wind	—	—	—	—	208	(b)	208
Kingman 1		Kansas	2016	Wind	—	—	—	—	37	(b)	37
Kingman 2		Kansas	2016	Wind	—	—	—	—	103	(b)	103
Rolling Meadows		Kansas	2010	Landfill Gas	—	—	—	—	6	(b)	6
Hutchinson Solar		Kansas	2017	Solar	—	—	—	—	1	(b)	1
Ponderosa		Oklahoma	2020	Wind	—	—	—	—	178	(c)	178
Cimarron II		Kansas	2012	Wind	—	—	—	—	131	(d)	131
Cimarron Bend III		Kansas	2020	Wind	—	—	—	—	150	(e)	150
Spearville 1		Kansas	2006	Wind	—	101	—	101	—		101
Spearville 2		Kansas	2010	Wind	—	48	—	48	—		48
Spearville 3		Kansas	2012	Wind	—	—	—	—	101	(d)	101
Gray County		Kansas	2001	Wind	—	—	—	—	110	(f)	110
Ensign		Kansas	2012	Wind	—	—	—	—	99	(f)	99
Waverly		Kansas	2016	Wind	—	—	—	—	200	(d)	200
Slate Creek		Kansas	2015	Wind	—	—	—	—	150	(d)	150
Rock Creek		Missouri	2017	Wind	—	—	—	—	300	(g)	300
Osborn		Missouri	2016	Wind	—	—	—	—	201	(g)	201
Pratt		Kansas	2018	Wind	—	—	—	—	243	(g)	243
Greenwood Solar		Missouri	2016	Solar	—	—	3	3	—		3
Prairie Queen		Kansas	2019	Wind	—	—	—	—	200	(g)	200
St Joseph Landfill		Missouri	2012	Landfill Gas	—	—	2	2	—		2
Persimmon Creek		Oklahoma	2018	Wind	199	—	—	199	—		199
Hawthorn Solar		Missouri	2023	Solar	—	7	3	10	—		10
Total Renewable Generation:					629	156	8	793	3,754		4,547

						Unit Capability (MW) By Owner(a)
Station	Unit No.		Location	Year Completed	Fuel	Evergy Kansas Central	Evergy Metro	Evergy Missouri West	Total Company Generation	Renewable Purchased Power	Total Generation and Renewable Purchased Power
Nuclear:
Wolf Creek	1	(h)	Kansas	1985	Uranium	553	553	—	1,106	—	1,106
Total Nuclear:						553	553	—	1,106	—	1,106
Coal:
Jeffrey Energy Center			Kansas
Steam Turbines	1 - 3	(h)		1978, 1980 &1983	Coal	2,008	—	175	2,183	—	2,183
Lawrence Energy Center			Kansas
Steam Turbines	4 & 5			1960, 1971	Coal	485	—	—	485	—	485
La Cygne			Kansas
Steam Turbines	1 & 2	(h)(i)		1973, 1977	Coal	713	713	—	1,426	—	1,426
Iatan			Missouri
Steam Turbines	1 & 2	(h)		1980, 2010	Coal	—	983	288	1,271	—	1,271
Hawthorn			Missouri
Steam Turbines	5	(j)		1969	Coal	—	562	—	562	—	562
Total Coal:						3,206	2,258	463	5,927	—	5,927
Gas and Oil:
Emporia Energy Center			Kansas
Combustion Turbines	1 - 7			2008 - 2009	Natural Gas	654	—	—	654	—	654
Gordon Evans Energy Center			Kansas
Combustion Turbines	1 - 3			2000 - 2001	Natural Gas	300	—	—	300	—	300
Hutchinson Energy Center			Kansas
Combustion Turbines	1 - 3			1974	Natural Gas	169	—	—	169	—	169
	4			1975	Oil	70	—	—	70	—	70
Spring Creek Energy Center			Oklahoma
Combustion Turbines	1 - 4			2001	Natural Gas	288	—	—	288	—	288
State Line			Missouri
Combined Cycle	1 - 3	(h)		2001	Natural Gas	209	—	—	209	—	209
Hawthorn			Missouri
Combined Cycle	6 & 9			2000	Natural Gas	—	242	—	242	—	242
Combustion Turbines	7 & 8			2000	Natural Gas	—	157	—	157	—	157
West Gardner			Kansas
Combustion Turbines	1 - 4			2003	Natural Gas	—	315	—	315	—	315

						Unit Capability (MW) By Owner(a)
Station	Unit No.		Location	Year Completed	Fuel	Evergy Kansas Central	Evergy Metro	Evergy Missouri West	Total Company Generation	Renewable Purchased Power	Total Generation and Renewable Purchased Power
Gas and Oil (continued):
Osawatomie			Kansas
Combustion Turbines	1			2003	Natural Gas	—	77	—	77	—	77
Ralph Green			Missouri
Combustion Turbines	3			1981	Natural Gas	—	—	69	69	—	69
Nevada			Missouri
Combustion Turbines	1			1974	Oil	—	—	16	16	—	16
Lake Road			Missouri
Combustion Turbines	1 - 3			1951, 1958 & 1962	Natural Gas	—	—	49	49	—	49
	5 - 7			1974, 1989 & 1990	Oil	—	—	88	88	—	88
Steam Turbines	4			1967	Natural Gas	—	—	95	95	—	95
Northeast			Missouri
Combustion Turbines	11 - 18			1972 - 1977	Oil	—	394	—	394	—	394
South Harper			Missouri
Combustion Turbines	1 - 3			2005	Natural Gas	—	—	321	321	—	321
Greenwood Energy Center			Missouri
Combustion Turbines	1 - 4			1975 - 1979	Natural Gas	—	—	250	250	—	250
Crossroads Energy Center			Mississippi
Combustion Turbines	1 - 4			2002	Natural Gas	—	—	302	302	—	302
Dogwood Energy Center			Missouri
Combined Cycle	1 - 3	(h)		2002	Natural Gas	—	—	145	145	—	145
Total Gas and Oil						1,690	1,185	1,335	4,210	—	4,210
Total						6,078	4,152	1,806	12,036	3,754	15,790
(a) Capability (except for wind generating facilities) represents estimated 2025 net generating capacity. Capability for wind generating facilities represents the nameplate capacity. Due to the intermittent nature of wind generation, these facilities are associated with a total of 1,529 MW of accredited generating capacity pursuant to SPP reliability standards.
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

Transmission and Distribution Resources
Evergy's electric transmission system interconnects with systems of other utilities for reliability and to permit wholesale transactions with other electricity suppliers. Evergy has approximately 10,100 circuit miles of transmission lines, 44,600 circuit miles of overhead distribution lines and 16,300 circuit miles of underground distribution lines in Missouri and Kansas. Evergy has all material franchise rights necessary to sell electricity within its retail service territory. Evergy's transmission and distribution systems are routinely monitored for adequacy to meet customer needs. Management believes the current system has adequate capacity to serve customers.
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

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
EVERGY, INC.
Evergy's common stock is listed on the Nasdaq Stock Market LLC under the symbol "EVRG." At February 19, 2025, Evergy's common stock was held by 15,388 shareholders of record.
Purchases of Equity Securities
The following table provides information regarding purchases by Evergy of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2024.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased(a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - 31	42	$61.64	—	—
November 1 - 30	—	—	—	—
December 1 - 31	6,051	$61.60	—	—
Total	6,093	$61.60	—	—
(a) Represents shares Evergy purchased for withholding taxes related to the vesting of restricted stock or restricted stock units.
Dividend Restrictions
For information regarding dividend restrictions, see Note 18 to the consolidated financial statements.
ITEM 6. RESERVED
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following combined MD&A should be read in conjunction with the consolidated financial statements and accompanying notes in this combined annual report on Form 10-K. None of the registrants make any representation as to information related solely to Evergy, Evergy Kansas Central or Evergy Metro other than itself. The following MD&A generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 can be found in MD&A in Part II, Item 7, of the Evergy Companies' combined annual report on Form 10-K for the fiscal year ended December 31, 2023 and are incorporated herein by reference.

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
Strategy
Evergy expects to continue operating its integrated utilities within the currently existing regulatory frameworks and is focused on enabling economic development across all of its service territories to strengthen the communities it serves and meet customer electric demand growth through the continued evolution of its generation, transmission and distribution systems. Evergy will remain focused on consistently delivering on its affordability, reliability and sustainability objectives and delivering competitive long-term returns to shareholders, including growth in earnings per share and targeting a 60% - 70% dividend payout ratio. The core tenets of Evergy's strategy are as follows:
•Affordability – maintaining affordable rates while investing in infrastructure and technology to meet customer demand;
•Reliability – targeting top-tier performance in reliability, customer service and generation; and
•Sustainability – advancing a responsible fleet transition while ensuring affordability and reliability.
Significant elements of Evergy's plan to achieve its strategic objectives include:
•maintaining rigorous cost management across the business while ensuring reliability and sustainability;
•fostering economic development in Kansas and Missouri by serving new business customers and enabling the expansion of existing customers' operations;
•targeting approximately $17.5 billion of expected base capital investments through 2029 including new generation of approximately $6.2 billion which is expected to be primarily renewable and natural gas generation that will help enable historic economic development opportunities in Kansas and Missouri. See

"Liquidity and Capital Resources - Capital Expenditures," for further information regarding Evergy's projected capital expenditures through 2029;
•pursuing the responsible transition of Evergy's generation fleet, including the development of renewable energy and natural gas facilities and the retirement or conversion to natural gas of older coal-fired plants consistent with Evergy's IRPs. The trajectory and timing of achieving emissions reductions relative to 2005 levels and Evergy's long-term emissions reductions goal are expected to be dependent on enabling technology developments, trends in total total demand for electricity, the reliability of the power grid, availability of transmission capacity and supportive energy policies and regulations, among other external factors. See "Transitioning Evergy's Generation Fleet" in Part I, Item 1. Business, for additional information; and
•accessing debt and equity capital markets to support the Evergy Companies' capital investment plans.
See "Cautionary Statements Regarding Certain Forward-Looking Information" and Part I, Item 1A. Risk Factors, for additional information.
Evergy Kansas Central's 2025 Rate Case Proceeding
In January 2025, Evergy Kansas Central filed an application with the KCC to request an increase to its retail revenues of approximately $196 million. Evergy Kansas Central's request reflected a return on equity of 10.5% (with a capital structure composed of 52% equity) and increases related to the recovery of infrastructure investments made to improve reliability and enhance customer service and the update of expenses to current levels of spend. New rates are expected to be effective in September 2025.
Evergy Missouri West 2024 Rate Case Proceeding
In February 2024, Evergy Missouri West filed an application with the MPSC to request an increase to its retail revenues of approximately $104 million. Evergy Missouri West's request reflected a return on equity of 10.5% (with a capital structure composed of 52% equity) and increases related to the recovery of infrastructure investments made to improve reliability and enhance customer service and the inclusion of certain costs related to Dogwood Energy Center (Dogwood) and Crossroads Energy Center (Crossroads), two natural gas plants.
In October 2024, Evergy Missouri West, the MPSC staff and other intervenors in the case reached a unanimous partial stipulation and agreement to settle certain issues in the case. The partial stipulation and agreement provided for an increase to Evergy Missouri West's retail revenues of approximately $55 million after lowering base rates for fuel and purchased power expense of approximately $49 million and rebasing property tax expense.
In December 2024, the MPSC issued a final rate order approving the unanimous partial stipulation and agreement. The new rates established by this order took effect in January 2025.
Kansas Legislation
In April 2024, Kansas H.B. 2527 was signed into law by the Governor of Kansas. Most notably, H.B. 2527 includes a PISA provision that can be elected by Kansas electric public utilities to defer and recover as regulatory assets 90% of depreciation expense and associated return on investment linked to qualifying electric plants in service. Qualifying electric plant includes all rate base additions by an electric public utility, but does not include transmission facilities or new electric generating units. The deferred depreciation and return on the associated regulatory asset are required to be included in determining the utility's rate base during subsequent general rate proceedings. The return on the deferred regulatory asset balances will be calculated using the weighted average cost of capital. Utilities that elect the PISA provision can make qualifying deferrals of depreciation and return from July 2024 through December 2030. Evergy Kansas Central and Evergy Metro elected the PISA provision in their Kansas jurisdictions effective in July 2024.
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
Natural Gas Plant Investments
The Evergy Companies use a triennial IRP, a detailed analysis that estimates factors that influence the future supply and demand for electricity, to inform the manner in which they supply electricity. The most recent IRPs incorporate the latest SPP resource adequacy requirements and anticipated load growth. Based on these and other factors, the IRP indicated the addition of new supply side resources, including combined and simple cycle natural gas plants, would be needed.
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
In October 2024, Evergy announced its plan to construct two combined-cycle natural gas plants located in Kansas. Evergy Kansas Central and Evergy Missouri West will jointly-own each plant and expect each plant to have an initial generating capacity of approximately 705 MW. The first plant is expected to begin operations by summer of 2029 and the second plant is expected to begin operations by summer of 2030.
Additionally, Evergy Missouri West plans to construct a 440 MW simple-cycle natural gas plant located in Missouri. The plant is expected to begin operations in 2030.
See Note 4 to the consolidated financial statements for information regarding Evergy Kansas Central's and Evergy Missouri West's applications for predetermination and Certificate of Convenience and Necessity (CCN) for their investments in these natural gas plants.
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

See Note 4 to the consolidated financial statements for information regarding Evergy Kansas Central's and Evergy Missouri West's applications for predetermination and CCN, respectively, for their investments in these renewable generating plants.
Regulatory Proceedings
See Note 4 to the consolidated financial statements for information regarding other regulatory proceedings.
Wolf Creek Refueling Outage and Fuel Supply
Wolf Creek's most recent refueling outage began in March 2024 and the unit returned to service in May 2024. Wolf Creek's next refueling outage is planned to begin in the fourth quarter of 2025.
In May 2024, President Biden signed into law the Prohibiting Russian Uranium Imports Act, which limits the importation of uranium from the Russian Federation. The Evergy Companies have a Russian-sourced contract beginning in 2025 to obtain nuclear fuel and have taken mitigating measures to minimize the impact of the Prohibiting Russian Uranium Imports Act to their supply chain. The Evergy Companies do not expect a material impact to their supply chain or financial results. See Part I, Item 1, Business - Fuel - Nuclear Fuel for additional information regarding Evergy's purchases of nuclear fuel.
Earnings Overview
The following table summarizes Evergy's net income and diluted EPS.

	2024	Change	2023
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$873.5	$142.2	$731.3
Earnings per common share, diluted	3.79	0.62	3.17
Net income attributable to Evergy, Inc. increased in 2024, compared to the same period in 2023, primarily due to new Evergy Kansas Central retail rates effective in December 2023, the recognition of a $96.5 million regulatory liability in the third quarter of 2023 for future refund of amounts of revenues previously collected from customers related to COLI rate credits, higher transmission revenues and lower pension non-service costs; partially offset by higher taxes other than income tax, depreciation, interest, income tax and operating and maintenance expense and lower investment earnings in 2024.
Diluted EPS increased in 2024, compared to the same period in 2023, primarily due to the increase in net income attributable to Evergy, Inc. discussed above.
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
Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) for 2024 were $877.9 million or $3.81 per share. For 2023, Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) were $815.6 million or $3.54 per share.
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
iv.the recognition of a regulatory liability for future refund of amounts of revenues previously collected from customers related to COLI rate credits in accordance with a September 2023 KCC rate case unanimous settlement agreement; and
v.the costs incurred in the fourth quarter 2024 resulting from the realignment of the executive operations corporate structure.
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

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
	2024		2023
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$873.5	$3.79	$731.3	$3.17
Non-GAAP reconciling items:
Mark-to-market impact of JEC economic hedges, pre-tax(a)	2.6	0.01	8.7	0.04
Non-regulated energy marketing costs related to February 2021 winter weather event, pre-tax(b)	—	—	0.3	—
Electric subdivision rebate program costs refund, pre-tax(c)	—	—	2.6	0.01
Customer refunds related to COLI rate credits, pre-tax(d)	—	—	96.5	0.42
Executive operations team realignment, pre-tax(e)	2.5	0.01	—	—
Income tax benefit(f)	(0.7)	—	(23.8)	(0.10)
Adjusted earnings (non-GAAP)	$877.9	$3.81	$815.6	$3.54
(a)Reflects mark-to-market gains or losses related to forward contracts for natural gas and electricity entered into as economic hedges against fuel price volatility related to Evergy Kansas Central's 8% ownership share of Jeffrey Energy Center (JEC) that are included in operating revenues on the consolidated statements of comprehensive income.
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
(d)Reflects the recognition of a regulatory liability for the refund to customers for amounts of revenues previously collected related to corporate-owned life insurance (COLI) rate credits in accordance with a September 2023 KCC rate case unanimous settlement agreement reached between Evergy, the KCC staff and other intervenors that are included in operating revenues on the consolidated statements of comprehensive income.
(e)Reflects costs incurred associated with the realignment of the executive operations corporate structure that are included in operating and maintenance expense and taxes other than income tax on the consolidated statements of comprehensive income.
(f)Reflects an income tax effect calculated at a statutory rate of approximately 22%, with the exception of certain non-deductible items.
ENVIRONMENTAL MATTERS
See Note 15 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 17 to the consolidated financial statements for information regarding related party transactions.
CRITICAL ACCOUNTING ESTIMATES
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

			Impact on	Impact on
			Projected	2025
	Change in		Benefit	Pension
Actuarial assumption	Assumption		Obligation	Expense
			(millions)
Discount rate	0.5%	increase	$(95.1)	$(10.4)
Rate of return on plan assets	0.5%	increase	N/A	(6.5)
Rate of compensation	0.5%	increase	22.2	4.8
Discount rate	0.5%	decrease	105.5	11.5
Rate of return on plan assets	0.5%	decrease	N/A	6.5
Rate of compensation	0.5%	decrease	(20.9)	(4.5)
Pension expense for Evergy Kansas Central, Evergy Metro and Evergy Missouri West is recorded in accordance with rate orders from the KCC and MPSC. The orders allow the difference between pension costs under GAAP and pension costs for ratemaking to be recorded as a regulatory asset or liability with future ratemaking recovery or refunds, as appropriate.
In 2024, Evergy's pension expense was $33.5 million under GAAP and $57.6 million for ratemaking. The impact on 2025 pension expense in the table above reflects the impact on GAAP pension costs. Under the Evergy Companies' rate agreements, any increase or decrease in GAAP pension expense is deferred to a regulatory asset or liability for future ratemaking treatment. See Note 9 to the consolidated financial statements for additional information regarding the accounting for pensions.
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

Unbilled revenues are recorded for kWh usage in the period following the customers' billing cycle to the end of the month. This estimate is based on net system kWh usage less actual billed kWhs. Evergy's estimated unbilled kWhs are allocated and priced by regulatory jurisdiction across the rate classes based on actual billing rates. Evergy's unbilled revenue estimate is affected by factors including fluctuations in energy demand, weather, line losses and changes in the composition of customer classes. See Note 3 to the consolidated financial statements for the balance of unbilled receivables for Evergy as of December 31, 2024 and 2023.
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
Accounting rules require goodwill to be tested for impairment annually and when an event occurs indicating the possibility that an impairment exists. The goodwill impairment test consists of comparing the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment. In the event that the carrying amount exceeds the fair value of the reporting unit, an impairment loss is recognized for the difference between the carrying amount of the reporting unit and its fair value. Evergy's consolidated operations are considered one reporting unit for assessment of impairment, as management assesses financial performance and allocates resources on a consolidated basis. The annual impairment test for the $2,336.6 million of goodwill from the merger that created Evergy was conducted as of May 1, 2024. The fair value of the reporting unit substantially exceeded the carrying amount, including goodwill. As a result, there was no impairment of goodwill.
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
Asset Retirement Obligations
Evergy has recognized legal obligations associated with the disposal of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. Concurrent with the recognition of the liability, the estimated cost of the ARO incurred at the time the related long-lived assets were either acquired, placed in service or when regulations establishing the obligation became effective is also recorded to property, plant and equipment, net, on the consolidated balance sheets. The recording of AROs for regulated operations has no income statement impact due to the deferral of the adjustments through the establishment of a regulatory asset or an offset to a regulatory liability.
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
As of December 31, 2024 and 2023, Evergy had recorded AROs of $1,297.0 million and $1,203.1 million, respectively. See Note 6 to the consolidated financial statements for more information regarding Evergy's AROs.

EVERGY RESULTS OF OPERATIONS
Evergy's results of operations and financial position are affected by a variety of factors including rate regulation, fuel costs, weather, level of capital investment, customer behavior and demand, the economy and competitive forces.
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
Energy efficiency investments by customers and the Evergy Companies also can affect the demand for electric service. Evergy Kansas Central, Evergy Metro and Evergy Missouri West offer energy efficiency and demand side management programs to their respective Kansas and Missouri retail customers and recover program costs, throughput disincentive, and as applicable, certain earnings opportunities in retail rates through a rider mechanism.
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

The following table summarizes Evergy's comparative results of operations.

	2024	Change	2023
	(millions)
Operating revenues	$5,847.3	$339.1	$5,508.2
Fuel and purchased power	1,479.9	(14.9)	1,494.8
SPP network transmission costs	370.9	68.3	302.6
Operating and maintenance	961.9	16.6	945.3
Depreciation and amortization	1,114.0	37.5	1,076.5
Taxes other than income tax	452.6	46.0	406.6
Income from operations	1,468.0	185.6	1,282.4
Other income (expense), net	3.1	7.9	(4.8)
Interest expense	563.1	37.3	525.8
Income tax expense	30.0	14.4	15.6
Equity in earnings of equity method investees, net of income taxes	7.8	0.4	7.4
Net income	885.8	142.2	743.6
Less: Net income attributable to noncontrolling interests	12.3	—	12.3
Net income attributable to Evergy, Inc.	$873.5	$142.2	$731.3

Gross Margin (GAAP) and Utility Gross Margin (non-GAAP)
The following tables summarize Evergy's gross margin (GAAP) and MWhs sold and reconcile Evergy's gross margin (GAAP) to Evergy's utility gross margin (non-GAAP). See "Executive Summary - Non-GAAP Measures" for additional information regarding gross margin (GAAP) and utility gross margin (non-GAAP).

	Revenues and Expenses
	2024	Change	2023
Retail revenues	(millions)
Residential	$2,186.6	$149.9	$2,036.7
Commercial	1,963.7	131.3	1,832.4
Industrial	682.0	56.1	625.9
Other retail revenues	43.3	0.1	43.2
Total electric retail	4,875.6	337.4	4,538.2
Wholesale revenues	320.5	(53.0)	373.5
Transmission revenues	482.6	79.4	403.2
Other revenues	168.6	(24.7)	193.3
Operating revenues	5,847.3	339.1	5,508.2
Fuel and purchased power	(1,479.9)	14.9	(1,494.8)
SPP network transmission costs	(370.9)	(68.3)	(302.6)
Operating and maintenance(a)	(525.7)	(23.9)	(501.8)
Depreciation and amortization	(1,114.0)	(37.5)	(1,076.5)
Taxes other than income tax	(452.6)	(46.0)	(406.6)
Gross margin (GAAP)	1,904.2	178.3	1,725.9
Operating and maintenance(a)	525.7	23.9	501.8
Depreciation and amortization	1,114.0	37.5	1,076.5
Taxes other than income tax	452.6	46.0	406.6
Utility gross margin (non-GAAP)	$3,996.5	$285.7	$3,710.8
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $436.2 million and $443.5 million for 2024 and 2023, respectively.

MWhs Sold	2024	Change	2023
Retail sales	(thousands)
Residential	15,710	(11)	15,721
Commercial	18,275	166	18,109
Industrial	8,388	(75)	8,463
Other retail	101	(18)	119
Total electric retail sales	42,474	62	42,412
Wholesale sales	13,962	(1,173)	15,135
Total	56,436	(1,111)	57,547
Evergy's gross margin (GAAP) increased $178.3 million in 2024, compared to 2023, and Evergy's utility gross margin (non-GAAP) increased $285.7 million in 2024, compared to 2023, both measures were driven by:
•a $119.6 million net increase from new retail rates in Kansas effective in December 2023 consisting of $141.8 million from higher Evergy Kansas Central retail rates, partially offset by $22.2 million from lower Evergy Metro retail rates;
•a $96.5 million increase due to the third quarter 2023 recognition of a regulatory liability at Evergy Kansas Central for the refund to customers of revenues previously collected from customers related to COLI rate credits;
•a $79.4 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC transmission formula rate (TFR) effective in January 2024;
•a $21.6 million increase due to Evergy Missouri West's recovery of extraordinary fuel and purchased power costs incurred as part of the February 2021 winter weather event through a securitized utility tariff charge effective in February 2024;
•a $6.1 million increase due to lower mark-to-market losses in 2024 related to forward contracts for natural gas and electricity entered into as economic hedges against fuel price volatility related to Evergy Kansas Central's 8% ownership share of JEC; and
•a $4.4 million increase primarily due to higher retail sales driven by higher weather-normalized residential and commercial demand, partially offset by unfavorable weather (cooling degree days decreased by 5% and heating degree days decreased by 4%); partially offset by
•a $30.8 million decrease related to non-regulated sales in 2023 related to Evergy Kansas Central's 8% ownership share of JEC, which is included in rate base in 2024 as a result of Evergy Kansas Central's 2023 rate case; and
•an $11.1 million decrease as a result of recording a reduction in the second quarter of 2023 to Evergy Metro's Earnings Review and Sharing Plan (ERSP) refund obligation to customers.
Additionally, the increase in Evergy's gross margin (GAAP) was also impacted by:
•a $37.5 million increase in depreciation and amortization as further described below;
•a $46.0 million increase in taxes other than income taxes as further described below; and
•a $23.9 million increase in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by a $16.7 million increase in transmission and distribution operating and maintenance expense and a $7.3 million increase in operating and maintenance expense at generating facilities as further described below.

Operating and Maintenance
Evergy's operating and maintenance expense increased $16.6 million in 2024, compared to 2023, primarily driven by:
•a $16.6 million increase in transmission and distribution operating and maintenance expenses primarily driven by a $10.2 million increase in labor expense primarily due to a decrease in labor capitalization driven by lower capitalization activity related to the installation of transformers and meters in 2024 and higher employee headcount and a $6.5 million increase in non-labor expense including a $2.8 million increase in vegetation management costs; and
•a $7.3 million increase in operating and maintenance expense at generating facilities primarily driven by:
◦ a $7.4 million increase at fossil-fuel generating units primarily due to a $15.4 million increase at Evergy Kansas Central driven by major maintenance outages at JEC and Lawrence Energy Center (LEC) in 2024, partially offset by a $7.6 million decrease at Evergy Metro driven by maintenance outages at Iatan Station and Hawthorn Station in 2023; and
◦a $3.2 million increase at renewable generating units primarily at Evergy Kansas Central driven by the acquisition of Persimmon Creek Wind Farm (Persimmon Creek) in the second quarter of 2023; partially offset by
◦a $6.4 million decrease at Wolf Creek at Evergy Kansas Central and Evergy Metro primarily driven by a $3.4 million decrease in non-labor expense primarily due to lower contractor costs and a $3.0 million decrease in labor expense including an increase in labor capitalization as a result of the refueling outage completed in May 2024; partially offset by
•a $7.3 million decrease in general and administrative expense primarily driven by a $9.5 million decrease at Evergy Kansas Central due to the amortization of Evergy Kansas Central's refunds to customers of storm costs previously collected in rates in accordance with Evergy Kansas Central's 2023 rate case.
Depreciation and Amortization
Evergy's depreciation and amortization increased $37.5 million in 2024, compared to 2023, primarily driven by:
•a $29.8 million increase primarily due to a change in depreciation rates as a result of Evergy Kansas Central's and Evergy Metro's 2023 rate cases effective in December 2023; and
•a $7.7 million increase primarily due to capital additions.
Taxes Other Than Income Tax
Evergy's taxes other than income tax increased $46.0 million in 2024, compared to 2023, primarily driven by increases at Evergy Kansas Central and Evergy Metro primarily due to the rebasing of property taxes as a result of Evergy Kansas Central's and Evergy Metro's 2023 rate cases effective in December 2023.
Other Income (Expense), Net
Evergy's other expense, net in 2023 became other income, net in 2024 as a result of a $7.9 million increase in net other income items, primarily driven by:
•a $34.6 million decrease in pension non-service costs primarily due to the resetting of pension expense in retail rates as a result of Evergy Kansas Central's and Evergy Metro's 2023 rate cases effective in December 2023; and
•an $8.7 million increase in equity allowance for funds used during construction (AFUDC) primarily at Evergy Kansas Central and Evergy Metro primarily driven by higher construction work in progress balances in 2024 and lower short-term debt balances; partially offset by
•a $25.1 million decrease in investment earnings primarily driven by a $17.5 million decrease in interest and dividend income primarily due to a decrease in carrying charges related to deferred Evergy Missouri West costs associated with the February 2021 winter weather event to be recovered through a securitized utility tariff charge effective in February 2024; and

•an $11.6 million decrease due to recording lower Evergy Kansas Central COLI benefits in 2024.
Interest Expense
Evergy's interest expense increased $37.3 million in 2024, compared to 2023, primarily driven by:
•a $124.4 million increase due to issuances of long-term debt; partially offset by
•a $54.5 million decrease in interest expense on short-term borrowings primarily due to lower short-term debt balances in 2024;
•a $25.1 million decrease due to increases in carrying costs deferred to a regulatory asset in accordance with PISA due to a higher outstanding balance of qualified PISA additions and Evergy Kansas Central and Evergy Metro electing into Kansas PISA beginning July 2024; and
•an $11.0 million decrease in interest expense due to the repayment of long-term debt.
Income Tax Expense
Evergy's income tax expense increased $14.4 million in 2024, compared to 2023, primarily driven by:
•a $32.2 million increase primarily due to higher Evergy Kansas Central pre-tax income in 2024; partially offset by
•a $16.4 million decrease primarily due to higher wind and other income tax credits in 2024 driven by the acquisition of Persimmon Creek in the second quarter of 2023.
EVERGY SIGNIFICANT BALANCE SHEET CHANGES
(December 31, 2024 compared to December 31, 2023)
•Evergy's accounts receivable pledged as collateral increased $59.0 million primarily due to the February 2024 amendment to the receivable sale facilities increasing the aggregate outstanding principal amount to be borrowed at any time.
•Evergy's fuel inventory and supplies increased $91.2 million primarily driven by an $84.3 million increase in materials and supplies primarily driven by higher costs and higher overall levels of inventory to mitigate longer supply chain lead times and supply constraints due to industry wide infrastructure investments.
•Evergy's regulatory assets - current decreased $111.2 million primarily driven by a $77.0 million decrease related to Evergy Missouri West's fuel recovery mechanism recoveries and a $56.1 million decrease due to recoveries of deferred fuel and purchased power costs at Evergy Kansas Central related to the February 2021 winter weather event.
•Evergy's nuclear decommissioning trusts increased $113.4 million primarily driven by realized and unrealized gains on investments at Evergy Kansas Central's and Evergy Metro's nuclear decommissioning trusts.
•Evergy's current maturities of long-term debt decreased $148.3 million primarily due to the repayment of Evergy's $800.0 million of 2.45% Senior Notes in September 2024, partially offset by the reclassifications from long-term to current of Evergy Metro's $350.0 million of 3.65% Senior Notes in August 2024, Evergy Kansas Central's $250.0 million of 3.25% First Mortgage Bonds (FMBs) in December 2024 and Evergy Missouri West's $36.0 million of 3.49% Senior Notes in August 2024.
•Evergy's commercial paper increased $255.8 million primarily due to a $566.9 million increase at Evergy Kansas Central due to borrowings for capital expenditures and for general corporate purposes, partially offset by a $264.6 million decrease at Evergy Metro due to the repayment of commercial paper with the proceeds from its issuance of $300.0 million of 5.40% Mortgage Bonds in April 2024.
•Evergy's collateralized note payable increased $59.0 million primarily due to the February 2024 amendment to the receivable sale facilities increasing the aggregate outstanding principal amount to be borrowed at any time.

•Evergy's long-term debt, net increased $755.9 million primarily driven by Evergy's issuance of $500.0 million of 6.65% Junior Subordinated Notes in December 2024, Evergy Missouri West Storm Funding I, LLC's (Evergy Missouri West Storm Funding) issuance of $331.1 million of 5.10% Securitized Utility Tariff Bonds in February 2024, Evergy Missouri West's issuance of $300.0 million of 5.65% FMBs in May 2024 and Evergy Metro's issuance of $300.0 million of 5.40% Mortgage Bonds in April 2024; partially offset by the reclassification from long-term to current of Evergy Metro's $350.0 million of 3.65% Senior Notes maturing in August 2025, Evergy Kansas Central's $250.0 million of 3.25% FMBs maturing in December 2025 and Evergy Missouri West's $36.0 million of 3.49% Senior Notes in August 2024. See Note 12 to the consolidated financial statements for additional information.
•Evergy's pension and post-retirement liability decreased $92.8 million primarily due to a decrease in benefit obligations driven by an increase in the discount rate used to measure the benefit obligations as a result of higher market interest rates.
•Evergy's asset retirement obligations - long-term increased $105.5 million primarily due to increases in ARO liabilities related to new EPA CCRs regulations and accretion. See Note 6 to the consolidated financial statements for additional information.
LIQUIDITY AND CAPITAL RESOURCES
Evergy relies primarily upon cash from operations, short-term borrowings, debt, equity and equity-like issuances and its existing cash and cash equivalents to fund its capital requirements. Evergy's capital requirements primarily consist of capital expenditures, payment of contractual obligations and other commitments and the payment of dividends to shareholders. In addition, tax legislation and regulation could result in significant impacts to cash flow.
Capital Sources
Cash Flows from Operations
Evergy's cash flows from operations are driven by the regulated sale of electricity. These cash flows are relatively stable but the timing and level of these cash flows can vary based on weather and economic conditions, future regulatory proceedings, the timing of cash payments made for costs recoverable under regulatory mechanisms and the time such costs are recovered, and unanticipated expenses such as unplanned plant outages and storms. Evergy's cash flows from operations were $1,983.7 million, $1,980.2 million and $1,801.9 million in 2024, 2023 and 2022, respectively.
Short-Term Borrowings
As of December 31, 2024, Evergy had $1.3 billion of available borrowing capacity under its master credit facility. The available borrowing capacity under the master credit facility consisted of $223.9 million for Evergy, Inc., $301.7 million for Evergy Kansas Central, $440.3 million for Evergy Metro and $323.8 million for Evergy Missouri West. The Evergy Companies' borrowing capacity under the master credit facility also supports their issuance of commercial paper. See Note 11 to the consolidated financial statements for more information regarding the master credit facility.
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

Long-Term Debt, Equity and Equity-like Issuances
From time to time, Evergy issues long-term debt, equity and equity-like securities to repay short-term debt, refinance maturing long-term debt and finance growth. As of December 31, 2024 and 2023, Evergy's capital structure, excluding short-term debt, was as follows:

	December 31
	2024	2023
Common equity	44%	45%
Long-term debt, including VIEs	56%	55%
Under stipulations with the MPSC and KCC, Evergy, Evergy Kansas Central and Evergy Metro are required to maintain common equity at not less than 35%, 40% and 40%, respectively, of total capitalization. The master credit facility and certain debt instruments of the Evergy Companies also contain restrictions that require the maintenance of certain capitalization and leverage ratios. As of December 31, 2024, the Evergy Companies were in compliance with these covenants.
The Evergy Companies expect that cash generated from operations, proceeds from the issuance of long-term debt, and proceeds from the sale of equity and equity-like securities will be adequate to meet anticipated cash needs over the next five years.
Debt Issuances
Evergy expects to issue approximately $9.7 billion of securities through debt capital markets between 2025 and 2029, subject to market conditions, which includes refinancing $3.9 billion of long-term debt maturities. See Note 12 to the consolidated financial statements for more information regarding significant debt issuances.
Equity Issuances
Evergy expects to issue $2.8 billion of equity and equity-like securities between 2026 and 2029, subject to market conditions.
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

As of February 26, 2025, the major credit rating agencies rated the Evergy Companies' securities as detailed in the following table.

	Moody's	S&P Global
	Investors Service(a)	Ratings(a)
Evergy
Outlook	Stable	Stable
Corporate Credit Rating	--	BBB+
Senior Unsecured Debt	Baa2	BBB
Junior Subordinated Note	Baa3	BBB-
Commercial Paper	P-2	A-2

Evergy Kansas Central
Outlook	Stable	Stable
Corporate Credit Rating	Baa1	BBB+
Senior Secured Debt	A2	A
Commercial Paper	P-2	A-2

Evergy Kansas South
Outlook	Stable	Stable
Corporate Credit Rating	Baa1	BBB+
Senior Secured Debt	A2	A
Short-Term Rating	P-2	A-2

Evergy Metro
Outlook	Stable	Stable
Corporate Credit Rating	Baa1	A-
Senior Secured Debt	A2	A
Senior Unsecured Debt	--	A-
Commercial Paper	P-2	A-2

Evergy Missouri West
Outlook	Negative	Stable
Corporate Credit Rating	Baa2	BBB+
Senior Secured Debt	A3	A
Commercial Paper	P-2	A-2
(a)A securities rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency.
Shelf Registration Statements and Regulatory Authorizations
Evergy
In August 2024, Evergy filed an automatic shelf registration statement on Form S-3 with the SEC. Under this Form S-3, which is uncapped, Evergy may issue debt and other securities, including common stock, in the future with the amounts, prices and terms to be determined at the time of future offerings. The automatic registration statement was filed to replace a similar Form S-3 upon expiration of its three-year term. The shelf registration statement expires in August 2027.

Evergy Kansas Central
In August 2024, Evergy Kansas Central filed an automatic shelf registration statement on Form S-3 with the SEC. Under this Form S-3, which is uncapped, Evergy Kansas Central may issue debt securities in the future with the amounts, prices and terms to be determined at the time of future offerings. The automatic registration statement was filed to replace a similar Form S-3 upon expiration of its three-year term. The shelf registration statement expires in August 2027.
Evergy Metro
In August 2024, Evergy Metro filed an automatic shelf registration statement on Form S-3 with the SEC. Under this Form S-3, which is uncapped, Evergy Metro may issue debt securities in the future with the amounts, prices and terms to be determined at the time of future offerings. The automatic registration statement was filed to replace a similar Form S-3 upon expiration of its three-year term. The shelf registration statement expires in August 2027.
The following table summarizes the regulatory short-term and long-term debt financing authorizations for Evergy Kansas Central, Evergy Kansas South, Evergy Metro and Evergy Missouri West and the remaining amount available under these authorizations as of December 31, 2024.

Type of Authorization	Commission	Expiration Date	Authorization Amount	Available Under Authorization
Evergy Kansas Central			(in millions)
Short-Term Debt	FERC	December 2026	$1,250.0	$452.7
Evergy Kansas South
Short-Term Debt	FERC	December 2026	$1,000.0	$935.3
Evergy Metro
Short-Term Debt	FERC	December 2026	$1,250.0	$1,091.3
Evergy Missouri West
Short-Term Debt	FERC	December 2026	$750.0	$573.8
Long-Term Debt	FERC	December 2026	$600.0	$600.0
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
Under the Evergy Kansas Central mortgage, the issuance of FMBs is subject to limitations based on the amount of bondable property additions. In addition, so long as any bonds issued prior to January 1, 1997, remain outstanding, the mortgage prohibits additional FMBs from being issued, except in connection with certain refundings, unless Evergy Kansas Central’s unconsolidated net earnings available for interest, depreciation and property retirement (which, as defined, does not include earnings or losses attributable to the ownership of securities of subsidiaries), for a period of 12 consecutive months within 15 months preceding the issuance, are not less than the greater of twice the annual interest charges on or 10% of the principal amount of all FMBs outstanding after giving effect to the proposed issuance. As of December 31, 2024, $420.5 million principal amount of additional FMBs could be issued under the most restrictive provisions in the mortgage, except in connection with certain refundings.
Under the Evergy Kansas South mortgage, the amount of FMBs authorized is limited to a maximum of $3.5 billion and the issuance of FMBs is subject to limitations based on the amount of bondable property additions. In addition, the mortgage prohibits additional FMBs from being issued, except in connection with certain refundings, unless Evergy Kansas South's net earnings before income taxes and before provision for retirement and depreciation of property for a period of 12 consecutive months within 15 months preceding the issuance are not less than either two and one-half times the annual interest charges on or 10% of the principal amount of all Evergy Kansas South FMBs outstanding after giving effect to the proposed issuance. As of December 31, 2024, approximately $2,878.6 million principal amount of additional Evergy Kansas South FMBs could be issued under the most restrictive provisions in the mortgage, except in connection with certain refundings.

Under the General Mortgage Indenture and Deed of Trust dated as of December 1, 1986, as supplemented (Evergy Metro Mortgage Indenture), additional Evergy Metro mortgage bonds may be issued on the basis of 75% of property additions or retired bonds. As of December 31, 2024, approximately $5,552.7 million principal amount of additional Evergy Metro mortgage bonds could be issued under the most restrictive provisions in the mortgage.
Under the First Mortgage Indenture and Deed of Trust, dated as of March 1, 2022 (Evergy Missouri West Mortgage Indenture), additional Evergy Missouri West mortgage bonds may be issued on the basis of 75% of property additions or retired bonds. As of December 31, 2024, approximately $2,137.2 million principal amount of additional Evergy Missouri West mortgage bonds could be issued under the most restrictive provisions in the mortgage.

Cash and Cash Equivalents
As of December 31, 2024, Evergy had approximately $22.0 million of cash and cash equivalents on hand.
Nuclear Production Tax Credit
In 2022, the Inflation Reduction Act (IRA) was signed into law providing a transferable Production Tax Credit (PTC) for electricity produced by existing nuclear power plants, including Wolf Creek, from 2024 through 2032. The credit may be used to offset Evergy's income tax liability or be transferred to an unrelated third party. The IRS is expected to provide guidance regarding the type of revenue to be included in the gross receipts portion of the credit computation, which could have a significant impact on the value of the nuclear PTCs available to Evergy. If Evergy is able to monetize the nuclear PTCs, it could result in significant cash inflows. However, the tax benefits, if any, are expected to be returned to customers over time as a reduction to revenue in future regulatory proceedings. See Note 20 to the consolidated financial statements for more information regarding the nuclear PTC.
Capital Requirements
Capital Expenditures
Evergy expects to access the debt and equity markets for significant amounts of capital to fund the infrastructure investments outlined in the table below. The investments are part of Evergy's long-term strategy focused on affordability, reliability and sustainability, including the responsible transition of its generation fleet and in anticipation of growing demand in its service territory. These investments include other utility construction programs required to maintain Evergy's electric utility operations, ensure reliability, retire or convert older plants and expand facilities related to providing electric service. These capital expenditures could include, but are not limited to, expenditures to develop new transmission lines and make improvements to or investments in power plants, transmission and distribution lines and equipment. Evergy's capital expenditures were $2,336.6 million, $2,334.0 million and $2,166.5 million in 2024, 2023 and 2022, respectively.

Capital expenditures projected for the next five years, excluding AFUDC and including costs of removal, are detailed in the following table. This capital expenditure forecast is subject to management's discretion and continual review and could change. See Part I, Item 1A, Risk Factors for information regarding potential risks to Evergy's capital expenditure plan.

	2025	2026	2027	2028	2029	Five-year total
	(millions)
Generating facilities - new generation	$501	$906	$1,251	$1,920	$1,592	$6,170
Generating facilities - other	363	388	405	374	451	1,981
Transmission facilities	547	543	699	725	756	3,270
Distribution facilities	926	1,077	908	905	915	4,731
General facilities	204	227	283	274	316	1,304
Total capital expenditures	$2,541	$3,141	$3,546	$4,198	$4,030	$17,456
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
The information in the following table is provided to summarize Evergy's significant cash obligations and commercial commitments.

Payment due by period	2025	2026	2027	2028	2029	After 2029	Total
Long-term debt	(millions)
Principal	$652.2	$367.0	$2,039.8	$18.8	$819.8	$8,594.3	$12,491.9
Interest	529.4	508.0	491.6	413.2	405.4	4,777.1	7,124.7
Pension and other post-retirement plans (a)	65.3	65.3	65.3	65.3	65.3	(a)	326.5
Purchase commitments
Fuel	247.3	228.3	120.7	111.5	109.6	141.0	958.4
Power	58.4	58.4	58.4	57.1	59.9	118.4	410.6
(a)    Evergy expects to make contributions to the pension and other post-retirement plans beyond 2029 but the amounts are not yet determined.
Long-term debt includes current maturities and $268.4 million of tax-exempt bonds with interest rates that are determined each week. The bondholders of these tax-exempt bonds are permitted to tender the tax-exempt bonds to the issuer for purchase and, if tendered, the issuer is obligated to purchase any such bonds that cannot be remarketed to other investors. These tax-exempt bonds are classified as long-term debt due to the issuer's intent and ability to utilize such borrowings as long-term financing. Long-term debt principal excludes $112.7 million of unamortized net discounts and debt issuance costs and a $81.7 million fair value adjustment recorded in connection with purchase accounting for the merger that created Evergy in 2018. Variable rate interest obligations are based on rates as of December 31, 2024.
Evergy expects to contribute $65.3 million to the pension and other post-retirement plans in 2025, of which the majority is expected to be paid by Evergy Kansas Central and Evergy Metro. Additional contributions to the plans are expected beyond 2029 in amounts at least sufficient to meet the greater of Employee Retirement Income Security Act of 1974, as amended (ERISA) or regulatory funding requirements; however, these amounts have not yet been determined. Amounts for years after 2025 are estimates based on information available in determining the amount for 2025. Actual amounts for years after 2025 could be significantly different than the estimated amounts in the table above.

Fuel commitments consist of commitments for nuclear fuel, coal and coal transportation costs. Power commitments consist of certain commitments for renewable energy under power purchase agreements, capacity purchases and firm transmission service.
As of December 31, 2024, Evergy has other insignificant commitments as well as other insignificant long-term liabilities recorded on its consolidated balance sheet, which are not included in the table above.
Common Stock Dividends
The amount and timing of dividends payable on Evergy's common stock are within the sole discretion of the Evergy Board. The amount and timing of dividends declared by the Evergy Board will be dependent on considerations such as Evergy's earnings, financial position, cash flows, capitalization ratios, regulation, reinvestment opportunities and debt covenants. Evergy targets a long-term dividend payout ratio of 60% to 70%. See Note 1 to the consolidated financial statements for information on the common stock dividend declared by the Evergy Board in February 2025.
The Evergy Companies also have certain restrictions stemming from statutory requirements, corporate organizational documents, covenants and other conditions that could affect dividend levels. See Note 18 to the consolidated financial statements for further discussion of restrictions on dividend payments.
Cash Flows
The following table presents Evergy's cash flows from operating, investing and financing activities.

	2024	2023
	(millions)
Cash flows from operating activities	$1,983.7	$1,980.2
Cash flows used in investing activities	(2,261.8)	(2,471.7)
Cash flows from financing activities	280.3	494.0
Cash Flows from Operating Activities
Evergy's cash flows from operating activities increased $3.5 million in 2024, compared to 2023.
Cash Flows used in Investing Activities
Evergy's cash flows used in investing activities decreased $209.9 million in 2024, compared to 2023, primarily driven by the acquisition of Persimmon Creek Wind Farm for $217.9 million, net of cash acquired, in 2023.
Cash Flows from Financing Activities
Evergy's cash flows from financing activities decreased $213.7 million in 2024, compared to 2023, primarily driven by:
•a $1,030.8 million decrease in proceeds from long-term debt, net due to the issuance of $2,444.8 million of long-term debt in 2023, compared to the issuance of $1,414.0 million of long-term debt in 2024; and
•a $372.0 million decrease due to higher retirements of long-term debt, net due to Evergy's repayment of $800.0 million of 2.45% Senior Notes in September 2024; partially offset by Evergy Metro's repayment of $300.0 million of 3.15% Senior Notes in March 2023, Evergy Kansas South's repayment of $50.0 million of 6.15% FMBs in May 2023 and Evergy Metro's repayment of $79.5 million of 2.95% EIRR bonds in December 2023; partially offset by
•a $1,137.7 million increase in short-term debt borrowings primarily due to the repayments of Evergy's $500.0 million Term Loan Facility and $759.9 million of commercial paper borrowings with the proceeds from its issuance of $1.4 billion of 4.50% Convertible Notes in December 2023; partially offset by the repayment of commercial paper borrowings with proceeds from long-term debt issuances in 2024.

EVERGY KANSAS CENTRAL, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Kansas Central is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) to Form 10-K.
The following table summarizes Evergy Kansas Central's comparative results of operations.

	2024	Change	2023
	(millions)
Operating revenues	$3,007.1	$308.7	$2,698.4
Fuel and purchased power	557.1	(35.5)	592.6
SPP network transmission costs	370.9	68.3	302.6
Operating and maintenance	476.0	(1.3)	477.3
Depreciation and amortization	561.7	46.2	515.5
Taxes other than income tax	250.7	30.9	219.8
Income from operations	790.7	200.1	590.6
Other income (expense), net	12.7	13.7	(1.0)
Interest expense	229.5	14.9	214.6
Income tax expense (benefit)	12.2	18.1	(5.9)
Equity in earnings of equity method investees, net of income taxes	3.3	(0.3)	3.6
Net income	565.0	180.5	384.5
Less: Net income attributable to noncontrolling interests	12.3	—	12.3
Net income attributable to Evergy Kansas Central, Inc.	$552.7	$180.5	$372.2

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

	Revenues and Expenses			MWhs Sold
	2024	Change	2023	2024	Change	2023
Retail revenues	(millions)			(thousands)
Residential	$983.5	$162.5	$821.0	6,651	42	6,609
Commercial	842.7	119.8	722.9	7,387	61	7,326
Industrial	448.9	50.4	398.5	5,286	(103)	5,389
Other retail revenues	25.2	7.1	18.1	39	(1)	40
Total electric retail	2,300.3	339.8	1,960.5	19,363	(1)	19,364
Wholesale revenues	237.2	(59.6)	296.8	8,974	(1,119)	10,093
Transmission revenues	455.0	69.2	385.8	N/A	N/A	N/A
Other revenues	14.6	(40.7)	55.3	N/A	N/A	N/A
Operating revenues	3,007.1	308.7	2,698.4	28,337	(1,120)	29,457
Fuel and purchased power	(557.1)	35.5	(592.6)
SPP network transmission costs	(370.9)	(68.3)	(302.6)
Operating and maintenance (a)	(246.7)	(16.2)	(230.5)
Depreciation and amortization	(561.7)	(46.2)	(515.5)
Taxes other than income tax	(250.7)	(30.9)	(219.8)
Gross margin (GAAP)	1,020.0	182.6	837.4
Operating and maintenance (a)	246.7	16.2	230.5
Depreciation and amortization	561.7	46.2	515.5
Taxes other than income tax	250.7	30.9	219.8
Utility gross margin (non-GAAP)	$2,079.1	$275.9	$1,803.2
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $229.3 million and $246.8 million in 2024 and 2023, respectively.

Evergy Kansas Central's gross margin (GAAP) increased $182.6 million in 2024, compared to 2023, and Evergy Kansas Central's utility gross margin (non-GAAP) increased $275.9 million in 2024, compared to 2023, both measures were driven by:
•a $141.8 million increase primarily from new Evergy Kansas Central retail rates effective in December 2023;
•a $96.5 million increase due to the third quarter 2023 recognition of a regulatory liability for the refund to customers of revenues previously collected from customers related to COLI rate credits;
•a $69.2 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2024; and
•a $12.1 million increase primarily due to higher retail sales driven by higher weather-normalized residential and commercial demand, partially offset by unfavorable weather (heating degree days decreased 7% and cooling degree days decreased by 4%); and
•a $6.1 million increase due to lower mark-to-market losses related to forward contracts for natural gas and electricity entered into as economic hedges against fuel price volatility related to Evergy Kansas Central's 8% ownership share of JEC in 2024; partially offset by

•a $30.8 million decrease related to non-regulated sales in 2023 related to Evergy Kansas Central's 8% ownership share of JEC, which is included in rate base in 2024 as a result of Evergy Kansas Central's 2023 rate case; and
•a $19.0 million decrease related to Evergy Kansas Central's TDC rider.
Additionally, the increase in Evergy Kansas Central's gross margin (GAAP) was also impacted by:
•a $46.2 million increase in depreciation and amortization as described further below;
•a $30.9 million increase in taxes other than income tax as described further below; and
•a $16.2 million increase in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily due to a $16.7 million increase in operating and maintenance expense at generating facilities as described further below.
Evergy Kansas Central Operating and Maintenance
Evergy Kansas Central's operating and maintenance expense decreased $1.3 million in 2024, compared to 2023, primarily driven by:
•a $17.5 million decrease in administrative and general expense primarily driven by a $9.5 million decrease due to the amortization of Evergy Kansas Central's refunds to customers of storm costs previously collected in rates in accordance with Evergy Kansas Central's 2023 rate case; partially offset by
•a $16.8 million increase in operating and maintenance expense at generating facilities primarily due to:
◦a $15.4 million increase at fossil-fuel generating units driven by major maintenance outages at JEC and LEC in 2024; and
◦a $3.4 million increase at renewable generating units primarily driven by the acquisition of Persimmon Creek in the second quarter of 2023; partially offset by
◦a $3.2 million decrease at Wolf Creek primarily driven by a $1.7 million decrease in non-labor expense primarily due to lower contractor costs and a $1.5 million decrease in labor expense including an increase in labor capitalization as a result of the refueling outage completed in May 2024.
Evergy Kansas Central Depreciation and Amortization
Evergy Kansas Central's depreciation and amortization expense increased $46.2 million in 2024, compared to 2023, driven by:
•a $40.9 million increase primarily due to a change in depreciation rates as a result of Evergy Kansas Central's 2023 rate case effective in December 2023; and
•a $5.3 million increase primarily due to capital additions.
Evergy Kansas Central Taxes Other than Income Tax
Evergy Kansas Central's taxes other than income tax increased $30.9 million in 2024, compared to 2023, primarily driven by the rebasing of property taxes as a result of Evergy Kansas Central's 2023 rate case effective in December 2023.
Evergy Kansas Central Other Income (Expense), Net
Evergy Kansas Central's other expense, net in 2023 become other income, net in 2024 as a result of a $13.7 million increase in net other income items, primarily driven by:
•a $19.7 million decrease in pension non-service costs primarily due to the resetting of pension expense in retail rates as a result of Evergy Kansas Central's 2023 rate case effective in December 2023; and
•a $6.1 million increase in equity AFUDC primarily driven by higher construction work in progress balances in 2024; partially offset by
•an $11.6 million decrease due to recording lower Evergy Kansas Central COLI benefits in 2024.

Evergy Kansas Central Interest Expense
Evergy Kansas Central's interest expense increased $14.9 million in 2024, compared to 2023, primarily driven by:
•a $20.1 million increase due to issuances of long-term debt; partially offset by
•a $2.6 million decrease due to increases in carrying costs deferred to a regulatory asset in accordance with PISA due to Evergy Kansas Central electing into Kansas PISA beginning July 2024; and
•a $2.5 million decrease due to higher debt AFUDC primarily driven by higher construction work in progress balances in 2024.
Evergy Kansas Central Income Tax Expense
Evergy Kansas Central's income tax expense increased $18.1 million in 2024, compared to 2023, primarily driven by:
•a $41.8 million increase due to higher pre-tax income in 2024; partially offset by
•a $15.7 million decrease primarily due to higher wind and other income tax credits in 2024 driven by the acquisition of Persimmon Creek in the second quarter of 2023; and
•an $8.7 million decrease primarily due to higher amortization of excess deferred income taxes authorized by Evergy Kansas Central's 2023 rate case.
EVERGY METRO, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Metro is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) to Form 10-K.
The following table summarizes Evergy Metro's comparative results of operations.

	2024	Change	2023
	(millions)
Operating revenues	$1,893.7	$4.7	$1,889.0
Fuel and purchased power	552.8	21.9	530.9
Operating and maintenance	281.7	(2.4)	284.1
Depreciation and amortization	400.6	(16.0)	416.6
Taxes other than income tax	147.4	14.6	132.8
Income from operations	511.2	(13.4)	524.6
Other income (expense), net	1.3	18.9	(17.6)
Interest expense	147.1	11.3	135.8
Income tax expense	40.9	1.7	39.2
Net income	$324.5	$(7.5)	$332.0

Evergy Metro Gross Margin (GAAP) and Utility Gross Margin (non-GAAP)
The following table summarizes Evergy Metro's gross margin (GAAP) and MWhs sold and reconciles Evergy Metro's gross margin (GAAP) to Evergy Metro's utility gross margin (non-GAAP). See "Executive Summary - Non-GAAP Measures" for additional information regarding gross margin (GAAP) and utility gross margin (non-GAAP).

	Revenues and Expenses			MWhs Sold
	2024	Change	2023	2024	Change	2023
Retail revenues	(millions)			(thousands)
Residential	$738.8	$(9.6)	$748.4	5,475	(28)	5,503
Commercial	776.7	(2.2)	778.9	7,370	23	7,347
Industrial	132.7	1.8	130.9	1,711	33	1,678
Other retail revenues	10.3	(2.4)	12.7	45	(15)	60
Total electric retail	1,658.5	(12.4)	1,670.9	14,601	13	14,588
Wholesale revenues	82.6	(9.3)	91.9	4,638	(312)	4,950
Transmission revenues	19.9	5.6	14.3	N/A	N/A	N/A
Other revenues	132.7	20.8	111.9	N/A	N/A	N/A
Operating revenues	1,893.7	4.7	1,889.0	19,239	(299)	19,538
Fuel and purchased power	(552.8)	(21.9)	(530.9)
Operating and maintenance (a)	(200.7)	(1.2)	(199.5)
Depreciation and amortization	(400.6)	16.0	(416.6)
Taxes other than income tax	(147.4)	(14.6)	(132.8)
Gross margin (GAAP)	592.2	(17.0)	609.2
Operating and maintenance (a)	200.7	1.2	199.5
Depreciation and amortization	400.6	(16.0)	416.6
Taxes other than income tax	147.4	14.6	132.8
Utility gross margin (non-GAAP)	$1,340.9	$(17.2)	$1,358.1
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $81.0 million and $84.6 million in 2024 and 2023, respectively.

Evergy Metro's gross margin (GAAP) decreased $17.0 million in 2024, compared to 2023, and Evergy Metro's utility gross margin (non-GAAP) decreased $17.2 million in 2024, compared to 2023, both measures were driven by:
•a $22.2 million decrease from new Evergy Metro retail rates in Kansas effective in December 2023; and
•an $11.1 million decrease as a result of recording a reduction in the second quarter of 2023 to Evergy Metro's ERSP refund obligation to customers; partially offset by
•a $5.8 million increase related to Evergy Metro's TDC rider in 2024;
•a $5.6 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Metro's FERC TFR effective in January 2024; and
•a $3.5 million increase related to Evergy Metro's property tax surcharge which has a direct offset in taxes other than income tax expense.

Additionally, the decrease in Evergy Metro's gross margin (GAAP) was also impacted by:
•a $16.0 million decrease in depreciation and amortization as further described below; partially offset by
•a $14.6 million increase in taxes other than income tax as further described below; and
•a $1.2 million increase in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by a $10.8 million increase in transmission and distribution operating and maintenance expense; partially offset by a $9.6 million decrease in operating and maintenance expense at generating facilities as further described below.
Evergy Metro Operating and Maintenance
Evergy Metro's operating and maintenance expense decreased $2.4 million in 2024, compared to 2023, primarily driven by:
•a $9.6 million decrease in operating and maintenance expense at generating facilities primarily driven by:
◦a $7.6 million decrease at fossil-fuel generating units driven by maintenance outages at Iatan Station and Hawthorn Station in 2023; and
◦a $3.2 million decrease at Wolf Creek primarily driven by a $1.7 million decrease in non-labor expense primarily due to lower contractor costs and a $1.5 million decrease in labor expense including an increase in labor capitalization as a result of the refueling outage completed in May 2024.
•a $3.6 million decrease in administrative and general expense driven by higher costs billed primarily to Evergy Missouri West for common use assets related to facilities and software assets; partially offset by
•a $10.8 million increase in transmission and distribution operating and maintenance expenses driven by a $6.3 million increase in non-labor expense primarily due to higher costs billed for common use assets primarily from Evergy Kansas Central to Evergy Metro, higher contractor costs and a $1.8 million increase in vegetation management costs; and a $4.5 million increase in labor expense primarily due to a decrease in labor capitalization driven by lower capitalization activity related to the installation of transformers and meters in 2024.
Evergy Metro Depreciation and Amortization
Evergy Metro's depreciation and amortization expense decreased $16.0 million in 2024, compared to 2023, primarily due to a change in depreciation rates as a result of Evergy Metro's 2023 rate case effective in December 2023.
Evergy Metro Taxes Other than Income Tax
Evergy Metro's taxes other than income tax increased $14.6 million in 2024, compared to 2023, primarily driven by the rebasing of property taxes as a result of Evergy Metro's 2023 rate case effective in December 2023.

Evergy Metro Other Income (Expense), Net
Evergy Metro's other expense, net in 2023 became other income, net in 2024 as a result of an $18.9 million increase in net other income items, primarily driven by:
• a $14.7 million decrease in pension non-service costs primarily due to the resetting of pension expense in retail rates as a result of Evergy Metro's Kansas 2023 rate case effective in December 2023; and
•a $2.7 million increase in equity AFUDC primarily driven by higher construction work in progress balances and lower short-term debt balances in 2024.
Evergy Metro Interest Expense
Evergy Metro's interest expense increased $11.3 million in 2024, compared to 2023, primarily driven by:
•a $19.0 million increase due to issuances of long-term debt; partially offset by

•a $6.0 million decrease in interest expense due to increases in carrying costs deferred to a regulatory asset in accordance with PISA due to a higher outstanding balance of qualified PISA additions and Evergy Metro electing into Kansas PISA beginning July 2024; and
•a $4.1 million decrease due to maturities of long-term debt.
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
Value at Risk (VaR) Associated with Energy Marketing Activities
Management uses a risk measurement model, which calculates VaR to measure Evergy's commodity price risk associated with its trading portfolio related to non-regulated energy marketing activities. The VaR is calculated using historical 30 day exponentially weighted volatilities and correlations and assumes a 95% confidence level and a one-day holding period. Based on this VaR analysis, as of December 31, 2024, a near term typical change in commodity prices is not expected to materially impact net income, cash flows or financial position.
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

VaR Model Trading Portfolio
Year Ended				Year Ended
December 31, 2024				December 31, 2023
End	High	Average	Low	End	High	Average	Low
(millions)				(millions)
$1.1	$3.6	$0.7	$0.1	$0.6	$2.6	$0.5	$—
Management back-tests VaR results against performance due to actual price movements. Based on the assumed 95% confidence interval, the performance due to actual price movements would be expected to exceed the VaR at least once every 20 trading days.
Interest Rate Risk
Evergy manages interest rate risk and short- and long-term liquidity by limiting its exposure to variable interest rate debt and debt-like financial instruments to a percentage of total debt, diversifying maturity dates and, from time to time, entering into interest rate hedging transactions. As of December 31, 2024, 9.8% of Evergy's total debt (including short-term borrowings consisting of short-term debt in excess of utility construction work in progress balances that is not eligible for capitalization as AFUDC and borrowings under Evergy's receivable sale facilities) were exposed to interest rate risk. Evergy computes and presents information regarding the sensitivity to changes in interest rates for variable rate debt, short-term borrowings and current maturities of fixed rate debt by assuming a 100-basis-point change in the current interest rates applicable to such debt over the remaining time the debt is outstanding.
As of December 31, 2024, Evergy had $1,380.8 million of short-term borrowings, variable rate debt and current maturities of fixed rate debt exposed to variable interest rate sensitivity. A 100-basis-point change in interest rates applicable to this debt would impact Evergy's income before income taxes basis by approximately $9.1 million, net of AFUDC borrowed funds which represents the allowed cost of capital used to finance utility construction activity and is a reduction of interest expense.
Credit Risk
Evergy is exposed to counterparty credit risk largely in the form of accounts receivable from its retail and wholesale electric customers and through executory contracts with market risk exposure. The credit risk associated with accounts receivable from retail and wholesale customers is largely mitigated by Evergy's large number of individual customers spread across diverse customer classes and the ability to recover bad debt expense in customer rates. The Evergy Companies maintain credit policies and employ credit risk control mechanisms, such as letters of credit, when necessary to minimize their overall credit risk and monitor exposure. Credit risk of the Evergy Companies' derivative instruments relates to the potential adverse financial impact resulting from non-performance by a counterparty of its contractual obligations. See Note 13 to the consolidated financial statements for more information on potential loss on counterparty exposure for derivative instruments as of December 31, 2024.

Investment Risk
Evergy maintains trust funds, as required by the NRC, to fund its 94% share of decommissioning the Wolf Creek nuclear power plant and also maintains trusts to fund pension benefits as well as certain non-qualified retirement benefits. As of December 31, 2024, these funds were primarily invested in a diversified mix of equity and debt securities and reflected at fair value on Evergy's balance sheet. The equity securities in the trusts are exposed to price fluctuations in equity markets and the value of debt securities are exposed to changes in interest rates and other market factors.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Evergy, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs and (2) refunds or future rate reduction to customers. Given that management's accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.
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
•We evaluated external information and compared it to management's recorded regulatory asset and liability balances for completeness. Such external information included relevant regulatory orders issued by the Commissions for the Company and other public utilities in Kansas and Missouri, as well as other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions' treatment of similar costs under similar circumstances.
•We evaluated management's analysis, and letters from internal legal counsel, as appropriate, regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management's assertion that amounts are probable of recovery or a future reduction in rates.
/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
February 26, 2025

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Evergy Kansas Central, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Evergy Kansas Central, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
The Company's rates are subject to regulatory rate-setting processes and annual earnings oversight. Because the Commission sets the rates, the Company is allowed to charge customers based on allowable costs, including a reasonable return on equity, and the Company applies accounting standards that require the financial statements to reflect the effects of rate regulation, including the recording of regulatory assets and liabilities. The Company assesses whether the regulatory assets and regulatory liabilities continue to meet the criteria for probable future recovery or settlement at each balance sheet date and when regulatory events occur. This assessment includes consideration of recent rate orders, historical regulatory treatment for similar costs, and factors such as changes in applicable regulatory and political environments. While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the Commission will not approve (1) full recovery of the costs of providing utility service or (2) full recovery of amounts invested in the utility business and a reasonable return on that investment.
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs and (2) refunds or future rate reduction to customers. Given that management's accounting judgments are based on assumptions about the outcome of future decisions by the Commission, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the Commission included the following, among others:
•We tested the effectiveness of management's controls over the evaluation of the likelihood of (1) the recovery in future rates of regulatory assets and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities.
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
•We evaluated external information and compared it to management's recorded regulatory asset and liability balances for completeness. Such external information included relevant regulatory orders issued by the Commission for the Company and other public utilities in Kansas, as well as other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commission's treatment of similar costs under similar circumstances.
•We evaluated management's analysis, and letters from internal legal counsel, as appropriate, regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management's assertion that amounts are probable of recovery or a future reduction in rates.
/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
February 26, 2025

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Evergy Metro, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Evergy Metro, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs and (2) refunds or future rate reduction to customers. Given that management's accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:
•We tested the effectiveness of management's controls over the evaluation of the likelihood of (1) the recovery in future rates of regulatory assets and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities.
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
•We evaluated external information and compared it to management's recorded regulatory asset and liability balances for completeness. Such external information included relevant regulatory orders issued by the Commissions for the Company and other public utilities in Kansas and Missouri, as well as other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions' treatment of similar costs under similar circumstances.
•We evaluated management's analysis, and letters from internal legal counsel, as appropriate, regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management's assertion that amounts are probable of recovery, or a future reduction in rates.
/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
February 26, 2025

We have served as the Company's auditor since 2002.

EVERGY, INC.
Consolidated Statements of Comprehensive Income

Year Ended December 31	2024	2023	2022
	(millions, except per share amounts)
OPERATING REVENUES	$5,847.3	$5,508.2	$5,859.1
OPERATING EXPENSES:
Fuel and purchased power	1,479.9	1,494.8	1,821.2
SPP network transmission costs	370.9	302.6	323.0
Operating and maintenance	961.9	945.3	1,085.3
Depreciation and amortization	1,114.0	1,076.5	929.4
Taxes other than income tax	452.6	406.6	398.1
Sibley Unit 3 impairment loss and other regulatory disallowances	—	—	34.9
Total Operating Expenses	4,379.3	4,225.8	4,591.9
INCOME FROM OPERATIONS	1,468.0	1,282.4	1,267.2
OTHER INCOME (EXPENSE):
Investment earnings	4.6	29.7	9.4
Other income	38.9	40.6	29.9
Other expense	(40.4)	(75.1)	(97.3)
Total Other Income (Expense), Net	3.1	(4.8)	(58.0)
Interest expense	563.1	525.8	404.0
INCOME BEFORE INCOME TAXES	908.0	751.8	805.2
Income tax expense	30.0	15.6	47.5
Equity in earnings of equity method investees, net of income taxes	7.8	7.4	7.3
NET INCOME	885.8	743.6	765.0
Less: Net income attributable to noncontrolling interests	12.3	12.3	12.3
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$873.5	$731.3	$752.7
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO EVERGY, INC. (see Note 1)
Basic earnings per common share	$3.79	$3.18	$3.27
Diluted earnings per common share	$3.79	$3.17	$3.27
AVERAGE COMMON SHARES OUTSTANDING
Basic	230.3	230.0	229.9
Diluted	230.6	230.5	230.3
COMPREHENSIVE INCOME
NET INCOME	$885.8	$743.6	$765.0
Derivative hedging activity
Reclassification to expenses, net of tax	5.4	5.4	5.5
Derivative hedging activity, net of tax	5.4	5.4	5.5
Defined benefit pension plans
Net gain (loss) arising during period	0.7	(0.5)	5.0
Income tax (expense) benefit	(0.1)	0.1	(1.2)
Net gain (loss) arising during period, net of tax	0.6	(0.4)	3.8
Amortization of net (gains) losses included in net periodic benefit costs, net of tax	(0.2)	(0.1)	0.2
Change in unrecognized pension expense, net of tax	0.4	(0.5)	4.0
Total other comprehensive income	5.8	4.9	9.5
Comprehensive income	891.6	748.5	774.5
Less: Comprehensive income attributable to noncontrolling interest	12.3	12.3	12.3
COMPREHENSIVE INCOME ATTRIBUTABLE TO EVERGY, INC.	$879.3	$736.2	$762.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets

	December 31
	2024	2023
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$22.0	$27.7
Receivables, net of allowance for credit losses of $15.7 and $24.2, respectively	245.4	256.9
Accounts receivable pledged as collateral	401.0	342.0
Fuel inventory and supplies	867.4	776.2
Income taxes receivable	11.1	11.5
Regulatory assets, includes $15.9 and $— related to variable interest entity, respectively	180.9	292.1
Prepaid expenses	66.1	51.3
Other	45.4	31.4
Total Current Assets	1,839.3	1,789.1
PROPERTY, PLANT AND EQUIPMENT, NET, includes $126.5 and $133.6 related to variable interest entity, respectively	24,930.9	23,728.7
OTHER ASSETS:
Regulatory assets, includes $294.5 and $— related to variable interest entity, respectively	1,719.3	1,795.3
Nuclear decommissioning trust	879.8	766.4
Goodwill	2,336.6	2,336.6
Other	576.2	560.0
Total Other Assets	5,511.9	5,458.3
TOTAL ASSETS	$32,282.1	$30,976.1
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets

	December 31
	2024	2023
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt, includes $16.2 and $— related to variable interest entity, respectively	$651.7	$800.0
Commercial paper	1,207.6	951.8
Collateralized note payable	401.0	342.0
Accounts payable	613.8	616.9
Accrued taxes	159.0	156.7
Accrued interest, includes $1.3 and $— related to variable interest entity, respectively	136.4	134.2
Regulatory liabilities	173.8	183.0
Asset retirement obligations	28.7	40.3
Accrued compensation and benefits	73.0	74.5
Other	217.4	213.2
Total Current Liabilities	3,662.4	3,512.6
LONG-TERM LIABILITIES:
Long-term debt, net, includes $295.7 and $— related to variable interest entity, respectively	11,809.2	11,053.3
Deferred income taxes	2,035.7	2,097.9
Unamortized investment tax credits	162.8	170.0
Regulatory liabilities	2,672.0	2,542.5
Pension and post-retirement liability	371.3	464.1
Asset retirement obligations	1,268.3	1,162.8
Other	311.2	287.9
Total Long-Term Liabilities	18,630.5	17,778.5
Commitments and Contingencies (Note 15)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value 229,983,615 and 229,729,296 shares issued, stated value	7,245.9	7,234.9
Retained earnings	2,732.9	2,457.8
Accumulated other comprehensive loss	(23.8)	(29.6)
Total Evergy, Inc. Shareholders' Equity	9,955.0	9,663.1
Noncontrolling Interests	34.2	21.9
Total Equity	9,989.2	9,685.0
TOTAL LIABILITIES AND EQUITY	$32,282.1	$30,976.1
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Cash Flows

Year Ended December 31	2024	2023	2022
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$885.8	$743.6	$765.0
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	1,114.0	1,076.5	929.4
Amortization of nuclear fuel	56.5	62.4	55.5
Amortization of deferred refueling outage	17.2	18.2	22.3
Amortization of corporate-owned life insurance	23.8	25.1	25.0
Stock compensation	15.2	17.7	18.8
Net deferred income taxes and credits	(8.6)	(16.6)	7.3
Allowance for equity funds used during construction	(19.6)	(10.8)	(22.5)
Payments for asset retirement obligations	(12.1)	(21.8)	(13.0)
Equity in earnings of equity method investees, net of income taxes	(7.8)	(7.4)	(7.3)
Income from corporate-owned life insurance	(18.5)	(30.0)	(5.6)
Sibley Unit 3 impairment loss and other regulatory disallowances	—	—	34.9
Other	—	1.5	0.7
Changes in working capital items:
Accounts receivable	16.7	54.5	(59.8)
Accounts receivable pledged as collateral	(59.0)	17.0	(40.0)
Fuel inventory and supplies	(89.2)	(102.4)	(105.6)
Prepaid expenses and other current assets	156.5	136.6	(3.1)
Accounts payable	46.0	(47.2)	2.1
Accrued taxes	2.7	(8.6)	32.2
Other current liabilities	(80.7)	(43.8)	0.8
Changes in other assets	8.1	21.7	81.0
Changes in other liabilities	(63.3)	94.0	83.8
Cash Flows from Operating Activities	1,983.7	1,980.2	1,801.9
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,336.6)	(2,334.0)	(2,166.5)
Acquisition of Persimmon Creek, net of cash acquired	—	(217.9)	—
Purchase of securities - trusts	(175.5)	(58.7)	(50.5)
Sale of securities - trusts	138.5	35.1	27.3
Investment in corporate-owned life insurance	(15.6)	(16.0)	(16.5)
Proceeds from investment in corporate-owned life insurance	101.6	118.7	35.2
Other investing activities	25.8	1.1	18.8
Cash Flows used in Investing Activities	(2,261.8)	(2,471.7)	(2,152.2)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	255.8	(381.9)	172.9
Proceeds from term loan facility	—	—	500.0
Repayment of term loan facility	—	(500.0)	—
Collateralized short-term borrowings, net	59.0	(17.0)	40.0
Proceeds from long-term debt	1,414.0	2,444.8	567.7
Retirements of long-term debt	(811.5)	(439.5)	(410.9)
Borrowings against cash surrender value of corporate-owned life insurance	51.5	53.2	53.5
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(76.1)	(89.8)	(28.0)
Cash dividends paid	(596.7)	(569.6)	(534.8)
Other financing activities	(15.7)	(6.2)	(11.1)
Cash Flows from Financing Activities	280.3	494.0	349.3
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2.2	2.5	(1.0)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	27.7	25.2	26.2
End of period	$29.9	$27.7	$25.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Changes in Equity

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	AOCI	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2021	229,299,900	$7,205.5	$2,082.9	$(44.0)	$(2.7)	$9,241.7
Net income	—	—	752.7	—	12.3	765.0
Issuance of stock compensation and reinvested dividends, net of tax withholding	246,205	(5.2)	—	—	—	(5.2)
Dividends declared on common stock ($2.33 per share)	—	—	(534.8)	—	—	(534.8)
Dividend equivalents declared	—	—	(2.3)	—	—	(2.3)
Stock compensation	—	18.1	—	—	—	18.1
Unearned compensation
Compensation expense recognized	—	0.7	—	—	—	0.7
Derivative hedging activity, net of tax	—	—	—	5.5	—	5.5
Change in unrecognized pension expense, net of tax	—	—	—	4.0	—	4.0
Other	—	0.6	—	—	—	0.6
Balance as of December 31, 2022	229,546,105	7,219.7	2,298.5	(34.5)	9.6	9,493.3
Net income	—	—	731.3	—	12.3	743.6
Issuance of stock compensation and reinvested dividends, net of tax withholding	183,191	(2.5)	—	—	—	(2.5)
Dividends declared on common stock ($2.48 per share)	—	—	(569.6)	—	—	(569.6)
Dividend equivalents declared	—	—	(2.4)	—	—	(2.4)
Stock compensation	—	17.5	—	—	—	17.5
Unearned compensation
Compensation expense recognized	—	0.2	—	—	—	0.2
Derivative hedging activity, net of tax	—	—	—	5.4	—	5.4
Change in unrecognized pension expense, net of tax	—	—	—	(0.5)	—	(0.5)
Balance as of December 31, 2023	229,729,296	7,234.9	2,457.8	(29.6)	21.9	9,685.0
Net income	—	—	873.5	—	12.3	885.8
Issuance of stock compensation and reinvested dividends, net of tax withholding	254,319	(4.8)	—	—	—	(4.8)
Dividends declared on common stock ($2.595 per share)	—	—	(596.7)	—	—	(596.7)
Dividend equivalents declared	—	—	(1.7)	—	—	(1.7)
Stock compensation	—	15.2	—	—	—	15.2
Derivative hedging activity, net of tax	—	—	—	5.4	—	5.4
Change in unrecognized pension expense, net of tax	—	—	—	0.4	—	0.4
Other	—	0.6	—	—	—	0.6
Balance as of December 31, 2024	229,983,615	$7,245.9	$2,732.9	$(23.8)	$34.2	$9,989.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Income

Year Ended December 31	2024	2023	2022
	(millions)
OPERATING REVENUES	$3,007.1	$2,698.4	$3,055.9
OPERATING EXPENSES:
Fuel and purchased power	557.1	592.6	855.5
SPP network transmission costs	370.9	302.6	323.0
Operating and maintenance	476.0	477.3	536.3
Depreciation and amortization	561.7	515.5	484.6
Taxes other than income tax	250.7	219.8	216.5
Total Operating Expenses	2,216.4	2,107.8	2,415.9
INCOME FROM OPERATIONS	790.7	590.6	640.0
OTHER INCOME (EXPENSE):
Investment earnings (loss)	2.7	3.4	(3.8)
Other income	28.7	34.3	14.4
Other expense	(18.7)	(38.7)	(39.6)
Total Other Income (Expense), Net	12.7	(1.0)	(29.0)
Interest expense	229.5	214.6	181.8
INCOME BEFORE INCOME TAXES	573.9	375.0	429.2
Income tax expense (benefit)	12.2	(5.9)	12.3
Equity in earnings of equity method investees, net of income taxes	3.3	3.6	4.0
NET INCOME	565.0	384.5	420.9
Less: Net income attributable to noncontrolling interests	12.3	12.3	12.3
NET INCOME ATTRIBUTABLE TO EVERGY KANSAS CENTRAL, INC.	$552.7	$372.2	$408.6
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets

	December 31
	2024	2023
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$3.7	$9.2
Receivables, net of allowance for credit losses of $7.8 and $11.6, respectively	133.1	171.8
Related party receivables	23.4	11.6
Accounts receivable pledged as collateral	215.0	166.0
Fuel inventory and supplies	472.5	411.9
Income taxes receivable	11.4	11.5
Regulatory assets	79.7	127.7
Prepaid expenses	30.2	22.9
Other	9.2	13.2
Total Current Assets	978.2	945.8
PROPERTY, PLANT AND EQUIPMENT, NET, includes $126.5 and $133.6 related to variable interest entity, respectively	12,880.1	12,121.9
OTHER ASSETS:
Regulatory assets	446.6	505.2
Nuclear decommissioning trust	407.9	365.1
Other	296.3	288.6
Total Other Assets	1,150.8	1,158.9
TOTAL ASSETS	$15,009.1	$14,226.6
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets

	December 31
	2024	2023
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$250.0	$—
Commercial paper	797.3	230.4
Collateralized note payable	215.0	166.0
Accounts payable	281.5	244.7
Related party payables	36.7	294.4
Accrued taxes	109.7	111.1
Accrued interest	79.2	79.7
Regulatory liabilities	76.6	104.1
Asset retirement obligations	16.5	22.2
Accrued compensation and benefits	35.4	37.6
Other	130.2	142.4
Total Current Liabilities	2,028.1	1,432.6
LONG-TERM LIABILITIES:
Long-term debt, net	4,333.5	4,580.4
Deferred income taxes	805.6	844.2
Unamortized investment tax credits	52.4	56.2
Regulatory liabilities	1,475.8	1,432.4
Pension and post-retirement liability	218.2	256.3
Asset retirement obligations	631.3	577.1
Other	179.3	155.5
Total Long-Term Liabilities	7,696.1	7,902.1
Commitments and Contingencies (Note 15)
EQUITY:
Evergy Kansas Central, Inc. Shareholder's Equity:
Common stock - 1,000 shares authorized, $0.01 par value, 1 share issued	2,737.6	2,737.6
Retained earnings	2,513.1	2,132.4
Total Evergy Kansas Central, Inc. Shareholder's Equity	5,250.7	4,870.0
Noncontrolling Interests	34.2	21.9
Total Equity	5,284.9	4,891.9
TOTAL LIABILITIES AND EQUITY	$15,009.1	$14,226.6
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Cash Flows

Year Ended December 31	2024	2023	2022
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$565.0	$384.5	$420.9
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	561.7	515.5	484.6
Amortization of nuclear fuel	28.1	30.9	27.6
Amortization of deferred refueling outage	8.6	9.1	10.6
Amortization of corporate-owned life insurance	23.8	25.1	25.0
Net deferred income taxes and credits	1.3	(38.4)	(87.4)
Allowance for equity funds used during construction	(12.5)	(6.4)	(8.5)
Payments for asset retirement obligations	(7.4)	(9.8)	(6.9)
Equity in earnings of equity method investees, net of income taxes	(3.3)	(3.6)	(4.0)
Income from corporate-owned life insurance	(18.5)	(30.0)	(5.6)
Other	(5.5)	(5.5)	(5.5)
Changes in working capital items:
Accounts receivable	30.6	70.6	(11.0)
Accounts receivable pledged as collateral	(49.0)	19.0	(32.0)
Fuel inventory and supplies	(60.2)	(61.5)	(65.7)
Prepaid expenses and other current assets	73.1	65.3	102.7
Accounts payable	42.4	(26.4)	2.9
Accrued taxes	(1.3)	(25.9)	29.0
Other current liabilities	(105.8)	(26.0)	22.8
Changes in other assets	(15.4)	4.6	42.3
Changes in other liabilities	(15.7)	126.8	4.0
Cash Flows from Operating Activities	1,040.0	1,017.9	945.8
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,274.6)	(1,196.8)	(918.9)
Acquisition of Persimmon Creek, net of cash acquired	—	(217.9)	—
Purchase of securities - trusts	(52.5)	(25.6)	(24.9)
Sale of securities - trusts	19.1	8.3	11.2
Investment in corporate-owned life insurance	(15.6)	(16.0)	(16.4)
Proceeds from investment in corporate-owned life insurance	97.6	117.4	35.2
Other investing activities	28.8	13.3	11.0
Cash Flows used in Investing Activities	(1,197.2)	(1,317.3)	(902.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt, net	566.9	(542.4)	366.1
Collateralized short-term debt, net	49.0	(19.0)	32.0
Proceeds from long-term debt	—	690.5	—
Retirements of long-term debt	—	(50.0)	—
Net money pool borrowings	(261.4)	261.4	—
Borrowings against cash surrender value of corporate-owned life insurance	48.3	50.2	51.6
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(72.2)	(88.6)	(28.0)
Cash dividends paid	(172.0)	—	(455.0)
Other financing activities	(6.9)	(2.2)	(4.1)
Cash Flows from (used in) Financing Activities	151.7	299.9	(37.4)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5.5)	0.5	5.6
CASH AND CASH EQUIVALENTS:
Beginning of period	9.2	8.7	3.1
End of period	$3.7	$9.2	$8.7
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Changes in Equity

	Evergy Kansas Central, Inc. Shareholder
	Common stock shares	Common stock	Retained earnings	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2021	1	$2,737.6	$1,806.6	$(2.7)	$4,541.5
Net income	—	—	408.6	12.3	420.9
Dividends declared on common stock	—	—	(455.0)	—	(455.0)
Balance as of December 31, 2022	1	2,737.6	1,760.2	9.6	4,507.4
Net income	—	—	372.2	12.3	384.5
Balance as of December 31, 2023	1	2,737.6	2,132.4	21.9	4,891.9
Net income	—	—	552.7	12.3	565.0
Dividends declared on common stock	—	—	(172.0)	—	(172.0)
Balance as of December 31, 2024	1	$2,737.6	$2,513.1	$34.2	$5,284.9
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Comprehensive Income

Year Ended December 31	2024	2023	2022
	(millions)
OPERATING REVENUES	$1,893.7	$1,889.0	$1,970.6
OPERATING EXPENSES:
Fuel and purchased power	552.8	530.9	630.7
Operating and maintenance	281.7	284.1	334.4
Depreciation and amortization	400.6	416.6	337.8
Taxes other than income tax	147.4	132.8	130.0
Other regulatory disallowances	—	—	5.5
Total Operating Expenses	1,382.5	1,364.4	1,438.4
INCOME FROM OPERATIONS	511.2	524.6	532.2
OTHER INCOME (EXPENSE):
Investment earnings	4.9	3.8	2.9
Other income	8.9	5.6	15.2
Other expense	(12.5)	(27.0)	(33.9)
Total Other Income (Expense), Net	1.3	(17.6)	(15.8)
Interest expense	147.1	135.8	110.7
INCOME BEFORE INCOME TAXES	365.4	371.2	405.7
Income tax expense	40.9	39.2	50.3
NET INCOME	$324.5	$332.0	$355.4
COMPREHENSIVE INCOME
NET INCOME	$324.5	$332.0	$355.4
OTHER COMPREHENSIVE INCOME:
Derivative hedging activity
Reclassification to expenses, net of tax	(0.3)	(0.3)	(0.3)
Derivative hedging activity, net of tax	(0.3)	(0.3)	(0.3)
Total other comprehensive loss	(0.3)	(0.3)	(0.3)
COMPREHENSIVE INCOME	$324.2	$331.7	$355.1
The disclosures regarding Evergy Metro included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets

	December 31
	2024	2023
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$3.7	$3.3
Receivables, net of allowance for credit losses of $5.8 and $7.9, respectively	58.1	55.0
Related party receivables	126.1	128.5
Accounts receivable pledged as collateral	136.0	126.0
Fuel inventory and supplies	283.8	264.6
Regulatory assets	42.7	53.2
Prepaid expenses	25.6	20.9
Other	25.5	14.7
Total Current Assets	701.5	666.2
PROPERTY, PLANT AND EQUIPMENT, NET	8,292.4	8,131.2
OTHER ASSETS:
Regulatory assets	429.4	380.8
Nuclear decommissioning trust	471.9	401.3
Other	81.5	77.0
Total Other Assets	982.8	859.1
TOTAL ASSETS	$9,976.7	$9,656.5
The disclosures regarding Evergy Metro included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets

	December 31
	2024	2023
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$350.0	$—
Commercial paper	158.7	423.3
Collateralized note payable	136.0	126.0
Accounts payable	252.8	272.5
Related party payables	0.2	1.1
Accrued taxes	52.4	45.7
Accrued interest	32.1	27.4
Regulatory liabilities	38.5	43.0
Asset retirement obligations	11.8	16.0
Accrued compensation and benefits	37.6	36.9
Other	69.8	58.3
Total Current Liabilities	1,139.9	1,050.2
LONG-TERM LIABILITIES:
Long-term debt, net	2,873.4	2,924.4
Deferred income taxes	755.3	797.2
Unamortized investment tax credits	108.0	111.3
Regulatory liabilities	1,008.4	860.2
Pension and post-retirement liability	137.0	190.8
Asset retirement obligations	490.9	444.4
Other	87.6	85.0
Total Long-Term Liabilities	5,460.6	5,413.3
Commitments and Contingencies (Note 15)
EQUITY:
Common stock - 1,000 shares authorized, without par value, 1 share issued, stated value	1,563.1	1,563.1
Retained earnings	1,809.7	1,626.2
Accumulated other comprehensive income	3.4	3.7
Total Equity	3,376.2	3,193.0
TOTAL LIABILITIES AND EQUITY	$9,976.7	$9,656.5
The disclosures regarding Evergy Metro included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Cash Flows

Year Ended December 31	2024	2023	2022
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$324.5	$332.0	$355.4
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	400.6	416.6	337.8
Amortization of nuclear fuel	28.4	31.5	27.9
Amortization of deferred refueling outage	8.6	9.1	11.7
Net deferred income taxes and credits	(0.4)	22.3	68.1
Allowance for equity funds used during construction	(7.1)	(4.4)	(14.2)
Payments for asset retirement obligations	(4.3)	(8.6)	(5.3)
Other regulatory disallowances	—	—	5.5
Other	(0.4)	(0.4)	(0.4)
Changes in working capital items:
Accounts receivable	10.7	(0.2)	5.1
Accounts receivable pledged as collateral	(10.0)	(2.0)	(8.0)
Fuel inventory and supplies	(19.2)	(24.0)	(29.6)
Prepaid expenses and other current assets	(0.5)	(15.3)	(6.2)
Accounts payable	4.2	(7.3)	(43.2)
Accrued taxes	6.7	5.4	1.7
Other current liabilities	2.3	(19.8)	(30.6)
Changes in other assets	(13.1)	14.2	59.1
Changes in other liabilities	(9.0)	(5.9)	(3.7)
Cash Flows from Operating Activities	722.0	743.2	731.1
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(619.7)	(757.4)	(780.9)
Purchase of securities - trusts	(123.0)	(33.1)	(25.6)
Sale of securities - trusts	119.5	26.8	16.1
Net money pool lending	—	31.0	124.0
Other investing activities	3.6	3.5	6.2
Cash Flows used in Investing Activities	(619.6)	(729.2)	(660.2)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(264.6)	312.3	111.0
Collateralized short-term debt, net	10.0	2.0	8.0
Proceeds from long-term debt	296.8	375.2	23.4
Retirements of long-term debt	—	(379.5)	(23.4)
Cash dividends paid	(141.0)	(325.0)	(190.0)
Other financing activities	(3.2)	1.2	1.1
Cash Flows used in Financing Activities	(102.0)	(13.8)	(69.9)
NET CHANGE IN CASH AND CASH EQUIVALENTS	0.4	0.2	1.0
CASH AND CASH EQUIVALENTS:
Beginning of period	3.3	3.1	2.1
End of period	$3.7	$3.3	$3.1
The disclosures regarding Evergy Metro included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC
Consolidated Statements of Changes in Equity

	Common stock shares	Common Stock	Retained earnings	AOCI - Net gains (losses) on cash flow hedges	Total Equity
	(millions, except share amounts)
Balance as of December 31, 2021	1	$1,563.1	$1,453.8	$4.3	$3,021.2
Net income	—	—	355.4	—	355.4
Dividends declared on common stock	—	—	(190.0)	—	(190.0)
Derivative hedging activity, net of tax	—	—	—	(0.3)	(0.3)
Balance as of December 31, 2022	1	1,563.1	1,619.2	4.0	3,186.3
Net income	—	—	332.0	—	332.0
Dividends declared on common stock	—	—	(325.0)	—	(325.0)
Derivative hedging activity, net of tax	—	—	—	(0.3)	(0.3)
Balance as of December 31, 2023	1	1,563.1	1,626.2	3.7	3,193.0
Net income	—	—	324.5	—	324.5
Dividends declared on common stock	—	—	(141.0)	—	(141.0)
Derivative hedging activity, net of tax	—	—	—	(0.3)	(0.3)
Balance as of December 31, 2024	1	$1,563.1	$1,809.7	$3.4	$3,376.2
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

Evergy Metro elected not to apply "push-down accounting" related to the merger that created Evergy in 2018, whereby the adjustments of assets and liabilities to fair value and the resulting goodwill would be recorded on the financial statements of the acquired subsidiary. These adjustments for Evergy Metro, as well as those related to the other acquired assets and liabilities from the merger are only reflected on Evergy's consolidated financial statements.
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
Cash, Cash Equivalents and Restricted Cash
Cash equivalents consist of highly liquid investments with original maturities of three months or less at acquisition. Evergy has restricted cash included in Other Current Assets and Other Non-current Assets on Evergy's consolidated balance sheet to facilitate the servicing of Evergy Missouri West Storm Funding I, LLC's (Evergy Missouri West Storm Funding) debt and the funding requirements for a jointly-owned generation facility. See Note 19 for additional information on the VIE. The following table summarizes the cash, cash equivalents and restricted cash included on Evergy's consolidated balance sheet.

	December 31
	2024	2023
Evergy	(millions)
Current assets
Cash and cash equivalents	$22.0	$27.7
Other	6.2	—
Other assets
Other	1.7	—
Total cash, cash equivalents and restricted cash	$29.9	$27.7
Fuel Inventory and Supplies
The Evergy Companies record fuel inventory and supplies at average cost. The following table separately states the balances for fuel inventory and supplies.

	December 31
	2024	2023
Evergy	(millions)
Fuel inventory	$264.2	$257.3
Supplies	603.2	518.9
Fuel inventory and supplies	$867.4	$776.2
Evergy Kansas Central
Fuel inventory	$154.2	$138.6
Supplies	318.3	273.3
Fuel inventory and supplies	$472.5	$411.9
Evergy Metro
Fuel inventory	$71.9	$81.5
Supplies	211.9	183.1
Fuel inventory and supplies	$283.8	$264.6

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
The amounts of the Evergy Companies' AFUDC for borrowed and equity funds are detailed in the following table.

	2024	2023	2022
Evergy	(millions)
AFUDC borrowed funds	$41.8	$39.3	$15.8
AFUDC equity funds	19.6	10.8	22.5
Total	$61.4	$50.1	$38.3
Evergy Kansas Central
AFUDC borrowed funds	$24.7	$22.2	$6.9
AFUDC equity funds	12.5	6.4	8.5
Total	$37.2	$28.6	$15.4
Evergy Metro
AFUDC borrowed funds	$11.6	$11.8	$6.5
AFUDC equity funds	7.1	4.4	14.2
Total	$18.7	$16.2	$20.7
The average rates used in the calculation of AFUDC are detailed in the following table.

	2024	2023	2022
Evergy Kansas Central	5.2%	5.7%	3.1%
Evergy Metro	5.8%	5.2%	5.7%
Evergy Missouri West	5.1%	5.6%	2.3%
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

	December 31
	2024	2023
Evergy	(millions)
Cash surrender value of policies	$1,322.6	$1,349.9
Borrowings against policies	(1,196.2)	(1,221.1)
Corporate-owned life insurance, net	$126.4	$128.8
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
Nuclear decommissioning trust - The Evergy Companies' nuclear decommissioning trust assets are recorded at fair value based on quoted market prices of the investments held by the fund and/or valuation models.
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
Revenue Recognition
The Evergy Companies recognize revenue on the sale of electricity to customers over time as the service is provided in the amount they have the right to invoice. Revenues recorded include electric services provided but not yet billed by the Evergy Companies. Unbilled revenues are recorded for kWh usage in the period following the customers' billing cycle to the end of the month. This estimate is based on net system kWh usage less actual billed kWhs. The Evergy Companies' estimated unbilled kWhs are allocated and priced by regulatory jurisdiction across the rate classes based on actual billing rates. The Evergy Companies' unbilled revenue estimate is affected by factors including fluctuations in energy demand, weather, line losses and changes in the composition of customer classes. See Note 3 for the balance of unbilled receivables for each of Evergy, Evergy Kansas Central and Evergy Metro as of December 31, 2024 and 2023.
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
Other Income (Expense), Net
The Evergy Companies' other income includes income from AFUDC equity funds. See "Property, Plant and Equipment" within this Note 1 for these amounts for 2024, 2023 and 2022.
In 2022, Evergy's investment earnings included a realized loss of $16.3 million related to Evergy's equity investment in an early-stage energy solutions company.

The table below shows the detail of other expense for each of the Evergy Companies.

	2024	2023	2022
Evergy	(millions)
Non-service cost component of net benefit cost	$(16.6)	$(51.2)	$(62.9)
Corporate-owned life insurance	(21.3)	(21.7)	(23.0)
Other	(2.5)	(2.2)	(11.4)
Other expense	$(40.4)	$(75.1)	$(97.3)
Evergy Kansas Central
Non-service cost component of net benefit cost	$2.1	$(17.6)	$(17.1)
Corporate-owned life insurance	(20.2)	(20.6)	(21.9)
Other	(0.6)	(0.5)	(0.6)
Other expense	$(18.7)	$(38.7)	$(39.6)
Evergy Metro
Non-service cost component of net benefit cost	$(10.1)	$(24.8)	$(31.0)
Corporate-owned life insurance	(1.0)	(1.1)	(1.0)
Other	(1.4)	(1.1)	(1.9)
Other expense	$(12.5)	$(27.0)	$(33.9)
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
The following table reconciles Evergy's basic and diluted EPS.

	2024	2023	2022
Income	(millions, except per share amounts)
Net income	$885.8	$743.6	$765.0
Less: Net income attributable to noncontrolling interests	12.3	12.3	12.3
Net income attributable to Evergy, Inc.	$873.5	$731.3	$752.7
Common Shares Outstanding
Weighted average number of common shares outstanding - basic	230.3	230.0	229.9
Add: effect of dilutive securities	0.3	0.5	0.4
Diluted average number of common shares outstanding	230.6	230.5	230.3
Basic EPS	$3.79	$3.18	$3.27
Diluted EPS	$3.79	$3.17	$3.27
There were no anti-dilutive securities excluded from the computation of diluted EPS for 2024. Anti-dilutive securities excluded from the computation of diluted EPS for 2023 and 2022 were 3,950,000 common shares issuable pursuant to a warrant. Also, there was no dilution resulting from Evergy's convertible notes in 2024 or 2023.

Supplemental Cash Flow Information

Year Ended December 31	2024	2023	2022
Evergy	(millions)
Cash paid for (received from):
Interest, net of amount capitalized	$538.5	$500.9	$393.7
Interest of VIEs	13.1	—	—
Income taxes, net of refunds	38.0	34.4	21.6
Non-cash investing transactions:
Property, plant and equipment additions	277.5	251.3	354.7

Year Ended December 31	2024	2023	2022
Evergy Kansas Central	(millions)
Cash paid for (received from):
Interest, net of amount capitalized	$220.6	$195.3	$170.2
Income taxes, net of refunds	10.7	54.4	79.8
Non-cash investing transactions:
Property, plant and equipment additions	158.0	134.1	203.9

Year Ended December 31	2024	2023	2022
Evergy Metro	(millions)
Cash paid for (received from):
Interest, net of amount capitalized	$145.9	$134.3	$114.6
Income taxes, net of refunds	38.5	9.8	(15.2)
Non-cash investing transactions:
Property, plant and equipment additions	86.3	83.2	125.8
Non-cash property, plant and equipment additions in 2022 for Evergy, Evergy Kansas Central and Evergy Metro include a non-cash addition related to the revision in estimate of various ARO liabilities in 2022.
Dividends Declared
In February 2025, Evergy's Board of Directors (Evergy Board) declared a quarterly dividend of $0.6675 per share on Evergy's common stock.  The common stock dividend is payable March 21, 2025, to shareholders of record as of March 10, 2025.
In February 2025, Evergy Kansas Central's Board of Directors and Evergy Metro's Board of Directors each declared a cash dividend to Evergy of up to $50.0 million payable on or before March 20, 2025.
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
Natural Gas Plant Investments
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
In October 2024, Evergy announced its plan to construct two combined-cycle natural gas plants located in Kansas. Evergy Kansas Central and Evergy Missouri West will jointly-own each plant and expect each plant to have an initial generating capacity of approximately 705 MW. The first plant is expected to begin operations by summer of 2029 and the second plant is expected to begin operations by summer of 2030.
Additionally, Evergy Missouri West plans to construct a 440 MW simple-cycle natural gas plant located in Missouri. The plant is expected to begin operations in 2030.
See Note 4 for information regarding Evergy Kansas Central's and Evergy Missouri West's applications for predetermination and the Certificate of Convenience and Necessity (CCN) for their investments in these natural gas plants.
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
See Note 4 for information regarding Evergy Kansas Central's and Evergy Missouri West's applications for predetermination and CCN, respectively, for their investments in these renewable generating plants.

2. REVENUE
Evergy's, Evergy Kansas Central's and Evergy Metro's revenues disaggregated by customer class are summarized in the following tables.

Evergy
	2024	2023	2022
Revenues	(millions)
Residential	$2,186.6	$2,036.7	$2,168.2
Commercial	1,963.7	1,832.4	1,888.5
Industrial	682.0	625.9	686.2
Other retail	43.3	43.2	(32.1)
Total electric retail	$4,875.6	$4,538.2	$4,710.8
Wholesale	320.5	373.5	509.9
Transmission	482.6	403.2	343.7
Industrial steam and other	25.7	30.2	24.8
Total revenue from contracts with customers	$5,704.4	$5,345.1	$5,589.2
Other	142.9	163.1	269.9
Operating revenues	$5,847.3	$5,508.2	$5,859.1
Evergy's other retail electric revenues in 2022 include a $68.0 million recognition of a regulatory liability for the refund of revenues previously collected from customers since December 2018 for the return on investment of the retired Sibley Station.

Evergy Kansas Central
	2024	2023	2022
Revenues	(millions)
Residential	$983.5	$821.0	$980.1
Commercial	842.7	722.9	822.9
Industrial	448.9	398.5	465.7
Other retail	25.2	18.1	17.9
Total electric retail	$2,300.3	$1,960.5	$2,286.6
Wholesale	237.2	296.8	389.9
Transmission	455.0	385.8	305.0
Other	2.7	2.1	2.2
Total revenue from contracts with customers	$2,995.2	$2,645.2	$2,983.7
Other	11.9	53.2	72.2
Operating revenues	$3,007.1	$2,698.4	$3,055.9

Evergy Metro
	2024	2023	2022
Revenues	(millions)
Residential	$738.8	$748.4	$746.4
Commercial	776.7	778.9	758.6
Industrial	132.7	130.9	127.0
Other retail	10.3	12.7	11.5
Total electric retail	$1,658.5	$1,670.9	$1,643.5
Wholesale	82.6	91.9	111.9
Transmission	19.9	14.3	18.2
Other	3.7	3.3	0.9
Total revenue from contracts with customers	$1,764.7	$1,780.4	$1,774.5
Other	129.0	108.6	196.1
Operating revenues	$1,893.7	$1,889.0	$1,970.6
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
Wholesale sales within the SPP Integrated Marketplace are billed weekly based on the fixed transaction price determined by the market at the time of the sale and the megawatt hour (MWh) quantity sold. Wholesale sales from bilateral contracts are billed monthly based on the contractually determined transaction price and the kWh quantity sold.

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
The Evergy Companies recognize revenue on the sale of transmission service to their customers over time as the service is provided in the amount they have a right to invoice. Transmission service to the SPP is billed monthly based on a fixed transaction price determined by FERC formula transmission rates along with other SPP-specific charges and the MW quantity sold.
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

3. RECEIVABLES
The Evergy Companies' receivables are detailed in the following table.

	December 31
	2024	2023
Evergy	(millions)
Customer accounts receivable - billed	$2.7	$2.6
Customer accounts receivable - unbilled	108.4	109.1
Other receivables	150.0	169.4
Allowance for credit losses	(15.7)	(24.2)
Total	$245.4	$256.9
Evergy Kansas Central
Customer accounts receivable - unbilled	$36.0	$39.9
Other receivables	104.9	143.5
Allowance for credit losses	(7.8)	(11.6)
Total	$133.1	$171.8
Evergy Metro
Customer accounts receivable - unbilled	$28.5	$27.2
Other receivables	35.4	35.7
Allowance for credit losses	(5.8)	(7.9)
Total	$58.1	$55.0
The Evergy Companies' other receivables as of December 31, 2024 and 2023, consisted primarily of receivables from partners in jointly-owned electric utility plants, wholesale sales receivables and receivables related to alternative revenue programs. The Evergy Companies' other receivables also included receivables from contracts with customers as summarized in the following table.

	December 31
	2024	2023
	(millions)
Evergy	$68.9	$61.5
Evergy Kansas Central	65.3	59.9
Evergy Metro	2.6	0.8

The change in the Evergy Companies' allowance for credit losses is summarized in the following table.

	2024	2023
Evergy	(millions)
Beginning balance January 1	$24.2	$31.4
Credit loss expense	11.7	15.4
Write-offs	(32.5)	(33.3)
Recoveries of prior write-offs	12.3	10.7
Ending balance December 31	$15.7	$24.2
Evergy Kansas Central
Beginning balance January 1	$11.6	$16.9
Credit loss expense	6.6	7.7
Write-offs	(15.6)	(17.7)
Recoveries of prior write-offs	5.2	4.7
Ending balance December 31	$7.8	$11.6
Evergy Metro
Beginning balance January 1	$7.9	$9.3
Credit loss expense	4.5	5.0
Write-offs	(11.6)	(10.5)
Recoveries of prior write-offs	5.0	4.1
Ending balance December 31	$5.8	$7.9
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

	December 31
	2024	2023
	(millions)
Evergy	$401.0	$342.0
Evergy Kansas Central	215.0	166.0
Evergy Metro	136.0	126.0
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

4. RATE MATTERS AND REGULATION
KCC Proceedings
Evergy Kansas Central's 2025 Rate Case Proceeding
In January 2025, Evergy Kansas Central filed an application with the KCC to request an increase to its retail revenues of approximately $196 million. Evergy Kansas Central's request reflected a return on equity of 10.5% (with a capital structure composed of 52% equity) and increases related to the recovery of infrastructure investments made to improve reliability and enhance customer service and the update of expenses to current levels of spend. New rates are expected to be effective in September 2025.
Applications for Predetermination
The KCC uses a process referred to as ‘predetermination’ to establish ratemaking principles and treatments for certain utility investments before they are included in a utility’s rate base. The process helps balance the interest of utilities and customers by ensuring broad agreement to the reasonableness of the investment and regulatory certainty regarding the recovery of costs associated with the investment. Investment in utility projects may be dependent on acceptable regulatory treatment determined in the predetermination process. In November 2024, Evergy Kansas Central requested predetermination from the KCC for its planned natural gas plant investments and Kansas Sky solar investment. Evergy Kansas Central is expecting an order from the KCC in July 2025.

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
In December 2024, the MPSC issued a final rate order approving the unanimous partial stipulation and agreement. The new rates established by this order took effect in January 2025.
Requests for Certificate of Convenience and Necessity
Missouri utilities must request a CCN from the MPSC to authorize them to build certain utility projects. The CCN process authorizes utilities to build projects and can provide assurance that the project is prudent and necessary. Investment in projects is dependent upon the granting by the MPSC of a CCN with reasonably acceptable terms. In October 2024, Evergy Missouri West filed an application for a CCN for its planned renewable plant investments. In its application, Evergy Missouri West requested an order from the MPSC by May 2025. In November 2024,

Evergy Missouri West filed an application for a CCN for its planned natural gas plant investments. Evergy Missouri West is expecting an order from the MPSC by August 2025.

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
In December 2022, FERC issued an order addressing the challenge to the 2020 through 2022 over-collections which were refunded to customers as part of Evergy Kansas Central's 2023 TFR effective in March 2023. In February 2023, certain Evergy Kansas Central TFR customers submitted a formal complaint with FERC requesting the refund of over-collections related to the 2018 and 2019 rate years. As of December 31, 2024 and 2023, Evergy and Evergy Kansas Central had recorded a $7.1 million regulatory liability related to the 2018 and 2019 rate year refund request. Evergy and Evergy Kansas Central are awaiting a response from FERC.

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

The Evergy Companies' regulatory assets and liabilities are detailed in the following tables.

	December 31
	2024			2023
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Regulatory Assets	(millions)
Pension and post-retirement costs	$47.3	$—	$—	$91.6	$29.7	$—
Debt reacquisition costs	74.8	69.8	4.7	81.2	75.3	5.3
Debt fair value adjustment	81.6	—	—	87.0	—	—
Asset retirement obligations fair value adjustment	121.9	—	—	120.7	—	—
Depreciation	238.3	55.6	94.7	168.7	44.6	66.0
Cost of removal	332.1	133.5	167.8	372.3	165.6	168.2
Asset retirement obligations	189.0	81.5	82.2	152.9	65.9	64.0
Analog meter unrecovered investment	6.2	6.2	—	8.3	8.3	—
Treasury yield hedges	17.0	17.0	—	18.1	18.1	—
Iatan No. 1 and common facilities	5.6	—	2.5	5.9	—	2.5
Iatan No. 2 construction accounting costs	22.7	—	11.4	23.4	—	11.7
Property taxes	26.6	—	23.7	56.0	28.3	25.3
Disallowed plant costs	13.2	13.2	—	13.5	13.5	—
La Cygne environmental costs	7.7	5.8	1.9	8.8	6.8	2.0
Deferred customer programs	38.5	15.9	17.2	20.3	6.7	11.2
Fuel recovery mechanisms	25.7	16.3	9.4	101.3	—	14.1
February 2021 winter weather event	8.3	8.3	—	403.5	79.7	—
February 2021 winter weather event securitized costs	310.4	—	—	—	—	—
Solar rebates	3.4	—	—	9.9	—	—
Transmission delivery charge	22.0	20.0	2.0	2.0	0.9	1.1
Wolf Creek outage	14.6	7.3	7.3	8.4	4.2	4.2
Pension and other post-retirement benefit non-service costs	82.4	31.0	31.9	85.8	32.0	34.2
Retired generation facilities	120.8	—	—	138.2	—	—
Merger transition costs	18.4	8.7	6.9	23.1	11.0	8.6
Other regulatory assets	71.7	36.2	8.5	86.5	42.3	15.6
Total	1,900.2	526.3	472.1	2,087.4	632.9	434.0
Less: current portion	(180.9)	(79.7)	(42.7)	(292.1)	(127.7)	(53.2)
Total noncurrent regulatory assets	$1,719.3	$446.6	$429.4	$1,795.3	$505.2	$380.8

	December 31
	2024			2023
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Regulatory Liabilities	(millions)
Taxes refundable through future rates	$1,631.4	$1,008.5	$477.7	$1,737.8	$1,047.2	$519.2
Nuclear production tax credits	168.6	82.4	86.2	—	—	—
Deferred regulatory gain from sale leaseback	26.1	26.1	—	31.6	31.6	—
Emission allowances	30.2	—	30.2	34.2	—	34.2
Nuclear decommissioning	387.2	142.1	245.1	318.7	125.5	193.2
Pension and post-retirement costs	206.6	39.0	165.4	124.8	21.9	100.5
Jurisdictional allowance for funds used during construction	23.8	22.1	1.7	24.4	22.7	1.7
La Cygne leasehold dismantling costs	29.6	29.6	—	29.6	29.6	—
Kansas tax credits	8.4	8.4	—	16.8	16.8	—
Purchase power agreement	3.0	3.0	—	3.7	3.7	—
Fuel recovery mechanisms	21.5	—	0.2	34.7	34.7	—
February 2021 winter weather event	3.0	—	3.0	13.0	—	13.0
Sibley AAO	52.8	—	—	79.2	—	—
TFR refunds	7.1	7.1	—	11.2	11.2	—
COLI rate credits refund	64.4	64.4	—	96.5	96.5	—
Levelized rate recovery	65.0	65.0	—	38.1	38.1	—
Other regulatory liabilities	117.1	54.7	37.4	131.2	57.0	41.4
Total	2,845.8	1,552.4	1,046.9	2,725.5	1,536.5	903.2
Less: current portion	(173.8)	(76.6)	(38.5)	(183.0)	(104.1)	(43.0)
Total noncurrent regulatory liabilities	$2,672.0	$1,475.8	$1,008.4	$2,542.5	$1,432.4	$860.2
The following summarizes the nature and period of recovery for each of the regulatory assets listed in the table above.
Pension and post-retirement costs: Represents unrecognized gains and losses and prior service costs that will be recognized in future net periodic pension and post-retirement costs, pension settlements amortized over various periods and financial and regulatory accounting method differences that will be eliminated over the life of the pension plans. Of these amounts, as of December 31, 2024, $73.1 million and $33.1 million for Evergy and Evergy Kansas Central, respectively, are not included in rate base and are amortized over various periods. Additionally, $53.2 million, ($28.9) million and $36.6 million for Evergy, Evergy Kansas Central and Evergy Metro, respectively, represent differences between pension and post-retirement costs under GAAP and pension and post-retirement costs for ratemaking that will be recovered or refunded in future rates and differences in accumulated unrecognized gains and losses and prior service costs between Evergy and Evergy Metro due to Evergy Metro electing not to apply "push-down accounting" related to the merger that created Evergy.
Debt reacquisition costs: Includes costs incurred to reacquire and refinance debt. These costs are amortized over the term of the new debt or the remaining lives of the old debt issuances if no new debt was issued and are not included in rate base.
Debt fair value adjustment: Represents purchase accounting adjustments recorded to state the carrying value of Evergy Metro and Evergy Missouri West long-term debt at fair value in connection with the merger that created Evergy. Amount is amortized over the life of the related debt and is not included in rate base.

Asset retirement obligations fair value adjustment: Represents purchase accounting adjustments recorded to state the carrying value of Evergy Metro and Evergy Missouri West AROs at fair value in connection with the merger that created Evergy. Amount is amortized over the life of the related plant and is not included in rate base.
Depreciation: Represents the difference between regulatory depreciation expense and depreciation expense recorded for financial reporting purposes and includes balances related to PISA. These assets are included in rate base and the difference is amortized over the life of the related plant.
Cost of removal: Represents amounts spent, but not yet collected, to dispose of plant assets. This asset will decrease as removal costs are collected in rates and is included in rate base.
Asset retirement obligations: Represents amounts associated with AROs as discussed further in Note 6. These amounts are recovered over the life of the related plant and are not included in rate base.
Analog meter unrecovered investment: Represents the deferral of unrecovered investment of retired analog meters. These costs are not included in rate base and are amortized through 2026.
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
February 2021 winter weather event: Represents deferred extraordinary fuel and purchased power costs incurred to provide electric service as a result of the February 2021 winter weather event. These amounts are not included in rate base and will be fully amortized in 2025.
February 2021 winter weather event securitized costs: Represents deferred extraordinary fuel and purchased power costs incurred to provide electric service as a result of the February 2021 winter weather event. In February 2024, Evergy Missouri West securitized this asset. Evergy Missouri West expects to recover the amounts through 2038.
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
Other regulatory assets: Includes various regulatory assets that individually are small in relation to the total regulatory asset balance. Of these amounts, $2.6 million, $2.0 million and $0.3 million for Evergy, Evergy Kansas Central and Evergy Metro, respectively, are included in rate base and are amortized over various periods.
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
Nuclear production tax credits: Represents nuclear production tax credits (PTCs) generated by Wolf Creek. The benefits from these credits are expected to be refunded to customers in future rates following the realization of the credits.
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
Sibley accounting authority order: These amounts were collected in connection with an accounting authority order (AAO) granted by the MPSC in October 2019 and represent revenues that Evergy Missouri West collected from customers for the return on its unrecovered investment in Sibley Station, non-fuel operations and maintenance costs and other costs associated with Sibley Station following its retirement in November 2018. The amended final order in Evergy Missouri West's 2022 rate case required Evergy Missouri West to refund these revenues to customers over a four-year period.
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
COLI rate credits refund: Represents the amount ordered to be refunded by Evergy Kansas Central to customers amortized over a three-year period to account for the difference between the expected amount of COLI rate credits approved and the actual amount of COLI rate credits received by customers from 1987 through 2023.
Levelized rate recovery: Instead of traditional ratemaking, the KCC ordered that Evergy Kansas Central recover the costs of several owned wind farms through a levelized revenue requirement. The levelized recovery of costs defers the rates intended to recover allowable costs for each wind farm beyond the period in which those costs would be charged to expense under traditional ratemaking. The regulatory liability represents the cumulative amount collected in accordance with the ordered ratemaking treatment in excess of the amount that would have been collected under traditional ratemaking.
Other regulatory liabilities: Includes various regulatory liabilities that individually are relatively small in relation to the total regulatory liability balance. These amounts will be credited over various periods.
5. GOODWILL
GAAP requires goodwill to be tested for impairment annually and when an event occurs indicating the possibility that an impairment exists. Evergy's impairment test for the $2,336.6 million of goodwill that was recorded as a result of the merger that created Evergy was conducted as of May 1, 2024. The goodwill impairment test consists of comparing the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment. In the event that the carrying amount exceeds the fair value of the reporting unit, an impairment loss is recognized for the difference between the carrying amount of the reporting unit and its fair value. Evergy's consolidated operations are considered one reporting unit for assessment of impairment, as management assesses financial performance and allocates resources on a consolidated basis. The determination of fair value of the reporting unit consisted of two valuation techniques: an income approach consisting of a discounted cash flow analysis and a market approach consisting of a determination of reporting unit invested capital using a market multiple derived from the historical earnings before interest, income taxes, depreciation and amortization and market prices of the stock of peer companies. The results of the two techniques were evaluated and weighted to determine a point within the range that management considered representative of fair value for the reporting unit. The fair value of the reporting unit exceeded the carrying amount, including goodwill. As a result, there was no impairment of goodwill in 2024 or 2023.
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
The following table summarizes the change in the Evergy Companies' AROs for the periods ending December 31, 2024 and 2023.

	Evergy		Evergy Kansas Central		Evergy Metro
	2024	2023	2024	2023	2024	2023
	(millions)
Beginning balance January 1	$1,203.1	$1,153.2	$599.3	$565.1	$460.4	$444.2
Additions	72.8	9.7	44.8	9.7	24.1	—
Revision in timing and/or estimates	(28.0)	3.2	(24.3)	1.6	(0.5)	1.6
Settlements	(12.1)	(21.8)	(7.4)	(9.8)	(4.3)	(8.6)
Accretion	61.2	58.8	35.4	32.7	23.0	23.2
Ending balance	$1,297.0	$1,203.1	$647.8	$599.3	$502.7	$460.4
Less: current portion	(28.7)	(40.3)	(16.5)	(22.2)	(11.8)	(16.0)
Total noncurrent asset retirement obligation	$1,268.3	$1,162.8	$631.3	$577.1	$490.9	$444.4
In 2024, Evergy, Evergy Kansas Central and Evergy Metro recorded $72.8 million, $44.8 million and $24.1 million of ARO liabilities, respectively, related to the new Environmental Protection Agency (EPA) CCR regulation focused on legacy surface impoundments and historic placements of CCR. This regulation expands applicability of the 2015 CCR regulation to inactive landfills and beneficial use sites not previously regulated. The Evergy Companies recorded an offsetting balance to property, plant and equipment, net, or a regulatory asset for each ARO liability. See Note 15 for additional information regarding the regulation of CCRs.
In 2023, Evergy and Evergy Kansas Central became contractually obligated to retire the wind facilities and remove the foundations at Persimmon Creek Wind Farm 1, LLC (Persimmon Creek) as part of the acquisition, resulting in a $9.7 million increase to their ARO liabilities.

7. PROPERTY, PLANT AND EQUIPMENT
The following tables summarize the property, plant and equipment of Evergy, Evergy Kansas Central and Evergy Metro.

December 31, 2024	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$36,444.9	$17,914.9	$13,468.3
Electric plant acquisition adjustment	742.9	724.9	—
Accumulated depreciation	(14,165.5)	(6,914.4)	(5,752.6)
Plant in service	23,022.3	11,725.4	7,715.7
Construction work in progress	1,707.0	1,053.7	476.1
Nuclear fuel, net	200.9	100.3	100.6
Plant to be retired, net (b)	0.7	0.7	—
Net property, plant and equipment	$24,930.9	$12,880.1	$8,292.4

December 31, 2023	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service (a)	$34,558.1	$16,858.7	$13,005.5
Electric plant acquisition adjustment	724.9	724.9	—
Accumulated depreciation (a)	(13,301.6)	(6,502.7)	(5,404.9)
Plant in service (a)	21,981.4	11,080.9	7,600.6
Construction work in progress	1,543.5	939.1	428.7
Nuclear fuel, net	203.0	101.1	101.9
Plant to be retired, net (b)	0.8	0.8	—
Net property, plant and equipment (a)	$23,728.7	$12,121.9	$8,131.2
(a) As of December 31, 2024, Evergy and Evergy Kansas Central classified Property, Plant and Equipment of VIE, net as Property, Plant and Equipment, net. To conform with the current period presentation, amounts previously reported as Property, Plant and Equipment of VIE, net as of December 31, 2023, have been reclassified to Property, Plant and Equipment, net.
(b) As of December 31, 2024 and 2023, represents the planned retirement of Evergy Kansas Central analog meters prior to the end of their remaining useful lives.
The following table summarizes the property, plant and equipment of the VIE for Evergy and Evergy Kansas Central.

	December 31
	2024	2023
	(millions)
Electric plant of VIEs	$392.1	$392.1
Accumulated depreciation of VIEs	(265.6)	(258.5)
Net property, plant and equipment of VIEs	$126.5	$133.6

Depreciation Expense
The Evergy Companies' depreciation expense is detailed in the following table.

	2024	2023	2022
	(millions)
Evergy (a)	$965.9	$943.3	$836.1
Evergy Kansas Central (a)	542.3	497.7	468.2
Evergy Metro	294.6	319.7	261.7
(a) Approximately $7.1 million of depreciation expense in each of 2024, 2023 and 2022 was attributable to property, plant and equipment of VIEs.

8. JOINTLY-OWNED ELECTRIC UTILITY PLANTS
Evergy's, Evergy Kansas Central's and Evergy Metro's share of jointly-owned electric utility plants at December 31, 2024, are detailed in the following tables.

Evergy
	Evergy's share	Electric plant in service	Accumulated depreciation	Nuclear fuel, net	Construction work in progress	2025 accredited capacity-MWs
	(millions, except MW amounts)
Wolf Creek Unit	94%	$4,335.4	$2,323.8	$200.9	$310.5	1,106
La Cygne Units (a)	100%	2,379.9	1,077.4	—	48.3	1,426
Iatan No. 1 Unit	88%	795.1	307.5	—	21.1	618
Iatan No. 2 Unit	73%	1,429.5	488.1	—	3.2	653
Iatan Common	79%	520.6	145.6	—	2.0	n/a
Jeffrey Energy Center	100%	2,640.1	1,112.6	—	105.3	2,183
State Line	40%	136.0	102.0	—	7.8	209
Dogwood Energy Center	22%	93.7	41.4	—	1.2	145
(a)    The VIE consolidated by Evergy and Evergy Kansas Central holds its 50% leasehold interest in La Cygne Unit 2. This 50% leasehold interest in La Cygne Unit 2 is reflected in the information provided above. See Note 19 for additional information.

Evergy Kansas Central
	Evergy Kansas Central's share	Electric plant in service	Accumulated depreciation	Nuclear fuel, net	Construction work in progress	2025 accredited capacity-MWs
	(millions, except MW amounts)
Wolf Creek Unit	47%	$2,128.6	$1,137.2	$100.3	$141.6	553
La Cygne Units (a)	50%	1,121.7	578.3	—	31.7	713
Jeffrey Energy Center	92%	2,416.7	1,019.2	—	96.8	2,008
State Line	40%	136.0	102.0	—	7.8	209
(a)    The VIE consolidated by Evergy and Evergy Kansas Central holds its 50% leasehold interest in La Cygne Unit 2. This 50% leasehold interest in La Cygne Unit 2 is reflected in the information provided above. See Note 19 for additional information.

Evergy Metro
	Evergy Metro's share	Electric plant in service	Accumulated depreciation	Nuclear fuel, net	Construction work in progress	2025 accredited capacity-MWs
	(millions, except MW amounts)
Wolf Creek Unit	47%	$2,206.8	$1,186.6	$100.6	$168.9	553
La Cygne Units	50%	1,258.2	499.1	—	16.6	713
Iatan No. 1 Unit	70%	618.2	258.1	—	16.9	492
Iatan No. 2 Unit	55%	1,078.6	450.7	—	2.4	491
Iatan Common	61%	412.8	131.4	—	1.3	n/a
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
For 2024, Evergy and Evergy Kansas Central recorded pension special termination benefit expense of $0.2 million. For 2023, Evergy, Evergy Kansas Central and Evergy Metro recorded pension settlement (gains) losses of ($21.1) million, $1.1 million and ($22.2) million, respectively. For 2022, Evergy, Evergy Kansas Central and Evergy Metro recorded pension and post-retirement special termination benefit expense of $59.5 million, $17.0 million and $42.5 million, respectively. These settlement (gains) losses and special termination benefits were the result of accelerated distributions and enhanced pension distributions as a result of employee retirements for certain plan participants. Evergy, Evergy Kansas Central and Evergy Metro deferred substantially all of the (gains), losses and expense to regulatory assets or regulatory liabilities and expect to recover these amounts over future periods pursuant to regulatory agreements.

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

	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Change in projected benefit obligation (PBO)	(millions)
PBO as of January 1, 2024	$1,704.4	$876.2	$809.7	$192.8	$97.8	$95.0
Service cost	46.0	19.0	27.0	1.6	0.9	0.7
Interest cost	89.5	45.6	43.0	10.1	5.1	5.0
Contribution by participants	—	—	—	5.6	0.7	4.9
Plan amendments	—	—	—	4.2	3.3	0.9
Actuarial gain	(60.7)	(28.2)	(31.9)	(13.0)	(5.3)	(7.7)
Benefits paid	(106.4)	(58.3)	(47.0)	(20.4)	(9.2)	(11.2)
Special termination loss	0.2	0.2	—	—	—	—
Other	(8.0)	(3.5)	(4.5)	—	—	—
PBO as of December 31, 2024	$1,665.0	$851.0	$796.3	$180.9	$93.3	$87.6
Change in plan assets
Fair value of plan assets as of January 1, 2024	$1,250.7	$620.6	$630.1	$201.5	$99.1	$102.4
Actual return on plan assets	122.2	62.3	59.9	14.2	7.6	6.6
Contributions by employer and participants	37.2	10.6	26.6	6.4	1.2	5.2
Benefits paid	(102.7)	(56.1)	(46.6)	(19.1)	(8.8)	(10.3)
Other	(8.0)	(3.5)	(4.5)	—	—	—
Fair value of plan assets as of December 31, 2024	$1,299.4	$633.9	$665.5	$203.0	$99.1	$103.9
Funded status as of December 31, 2024	$(365.6)	$(217.1)	$(130.8)	$22.1	$5.8	$16.3

	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Amounts recognized in the consolidated balance sheets			(millions)
Non-current asset	$—	$—	$—	$33.9	$9.8	$24.1
Current pension and other post-retirement liability	(5.0)	(2.4)	(1.1)	(1.1)	(0.5)	(0.5)
Noncurrent pension liability and other post-retirement liability	(360.6)	(214.7)	(129.7)	(10.7)	(3.5)	(7.3)
Net amount recognized before regulatory treatment	(365.6)	(217.1)	(130.8)	22.1	5.8	16.3
Accumulated OCI or regulatory asset/liability	(173.2)	10.2	(174.7)	(41.7)	(20.3)	(27.3)
Net amount recognized as of December 31, 2024	$(538.8)	$(206.9)	$(305.5)	$(19.6)	$(14.5)	$(11.0)
Amounts in accumulated OCI or regulatory asset/liability not yet recognized as a component of net periodic benefit cost:
Actuarial gain	$(183.0)	$(1.2)	$(173.4)	$(46.5)	$(23.9)	$(23.8)
Prior service cost	9.8	11.4	(1.3)	4.8	3.6	(3.5)
Net amount recognized as of December 31, 2024	$(173.2)	$10.2	$(174.7)	$(41.7)	$(20.3)	$(27.3)

	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Change in projected benefit obligation (PBO)	(millions)
PBO as of January 1, 2023	$1,850.5	$911.7	$920.6	$201.7	$103.0	$98.6
Service cost	44.9	18.6	26.3	1.8	0.9	0.9
Interest cost	91.9	47.0	44.0	11.1	5.7	5.5
Contribution by participants	—	—	—	6.2	1.0	5.2
Actuarial (gain) loss	64.8	42.2	22.0	(4.0)	(2.6)	(1.4)
Benefits paid	(84.1)	(50.6)	(32.3)	(24.0)	(10.2)	(13.8)
Settlements	(256.2)	(89.3)	(166.9)	—	—	—
Other	(7.4)	(3.4)	(4.0)	—	—	—
PBO as of December 31, 2023	$1,704.4	$876.2	$809.7	$192.8	$97.8	$95.0
Change in plan assets
Fair value of plan assets as of January 1, 2023	$1,409.2	$668.5	$740.7	$192.9	$96.2	$96.7
Actual return on plan assets	145.2	75.5	69.7	21.6	11.5	10.1
Contributions by employer and participants	36.8	15.1	21.7	9.6	1.2	8.4
Benefits paid	(80.2)	(48.2)	(32.0)	(22.6)	(9.8)	(12.8)
Settlements	(252.9)	(86.9)	(166.0)	—	—	—
Other	(7.4)	(3.4)	(4.0)	—	—	—
Fair value of plan assets as of December 31, 2023	$1,250.7	$620.6	$630.1	$201.5	$99.1	$102.4
Funded status as of December 31, 2023	$(453.7)	$(255.6)	$(179.6)	$8.7	$1.3	$7.4

	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Amounts recognized in the consolidated balance sheets			(millions)
Non-current asset	$—	$—	$—	$24.7	$5.0	$19.7
Current pension and other post-retirement liability	(4.5)	(2.5)	(0.5)	(1.1)	(0.5)	(0.6)
Noncurrent pension liability and other post- retirement liability	(449.2)	(253.1)	(179.1)	(14.9)	(3.2)	(11.7)
Net amount recognized before regulatory treatment	(453.7)	(255.6)	(179.6)	8.7	1.3	7.4
Accumulated OCI or regulatory asset/liability	(92.4)	60.7	(144.1)	(34.0)	(18.6)	(21.7)
Net amount recognized as of December 31, 2023	$(546.1)	$(194.9)	$(323.7)	$(25.3)	$(17.3)	$(14.3)
Amounts in accumulated OCI or regulatory asset/liability not yet recognized as a component of net periodic benefit cost:
Actuarial (gain) loss	$(104.1)	$47.3	$(142.8)	$(34.7)	$(19.0)	$(16.9)
Prior service cost	11.7	13.4	(1.3)	0.7	0.4	(4.8)
Net amount recognized as of December 31, 2023	$(92.4)	$60.7	$(144.1)	$(34.0)	$(18.6)	$(21.7)
Actuarial gains for the Evergy Companies' pension benefit plans for 2024 were primarily driven by an increase in the discount rate used to measure the benefit obligation as a result of higher market interest rates. Actuarial losses for the Evergy Companies' pension benefit plans for 2023 were primarily driven by a decrease in the discount rate used to measure the benefit obligation as a result of lower market interest rates. See the weighted average assumptions used to determine the benefit obligations within this Note 9 for further information.
As of December 31, 2024 and 2023, Evergy's pension benefits include non-qualified benefit obligations of $36.0 million and $38.0 million, respectively, which are funded by trusts containing assets of $31.4 million and

$33.3 million, respectively. As of December 31, 2024 and 2023, Evergy Kansas Central's pension benefits include non-qualified benefit obligations of $18.4 million and $19.5 million, respectively, which are funded by trusts containing assets of $23.4 million and $24.5 million, respectively. The assets in the aforementioned trusts are not included in the table above. See Note 14 for more information on these amounts.

	Pension Benefits			Post-Retirement Benefits
Year Ended December 31, 2024	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$46.0	$19.0	$27.0	$1.6	$0.9	$0.7
Interest cost	89.5	45.6	43.0	10.1	5.1	5.0
Expected return on plan assets	(86.7)	(43.0)	(43.7)	(11.5)	(5.9)	(5.6)
Prior service cost	1.9	1.9	—	0.1	0.1	(0.4)
Recognized net actuarial (gain) loss	(17.4)	0.9	(17.5)	(3.9)	(2.0)	(1.8)
Special termination benefits	0.2	0.2	—	—	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	33.5	24.6	8.8	(3.6)	(1.8)	(2.1)
Regulatory adjustment	24.1	(6.4)	29.8	(0.1)	0.8	(0.6)
Intercompany allocations	n/a	(1.9)	(2.2)	n/a	(0.1)	0.6
Net periodic benefit costs (income)	57.6	16.3	36.4	(3.7)	(1.1)	(2.1)
Other changes in plan assets and benefit obligations recognized in OCI or regulatory assets/liabilities
Current year net gain	(96.3)	(47.7)	(48.1)	(15.7)	(7.0)	(8.7)
Amortization of gain (loss)	17.4	(0.9)	17.5	3.9	2.0	1.8
Prior service cost	—	—	—	4.2	3.4	0.9
Amortization of prior service cost	(1.9)	(1.9)	—	(0.1)	(0.1)	0.4
Total recognized in OCI or regulatory asset/liability	(80.8)	(50.5)	(30.6)	(7.7)	(1.7)	(5.6)
Total recognized in net periodic benefit costs and OCI or regulatory asset/liability	$(23.2)	$(34.2)	$5.8	$(11.4)	$(2.8)	$(7.7)

	Pension Benefits			Post-Retirement Benefits
Year Ended December 31, 2023	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$44.9	$18.6	$26.3	$1.8	$0.9	$0.9
Interest cost	91.9	47.0	44.0	11.1	5.7	5.5
Expected return on plan assets	(87.6)	(44.1)	(43.4)	(11.9)	(6.3)	(5.7)
Prior service cost	1.9	2.0	—	0.1	—	(0.4)
Recognized net actuarial gain	(21.5)	(2.5)	(18.2)	(4.2)	(2.0)	(2.1)
Settlement (gain) loss	(21.1)	1.1	(22.2)	—	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	8.5	22.1	(13.5)	(3.1)	(1.7)	(1.8)
Regulatory adjustment	94.0	30.4	63.0	(0.1)	(1.7)	2.1
Intercompany allocations	n/a	(2.3)	(1.1)	n/a	0.3	—
Net periodic benefit costs (income)	102.5	50.2	48.4	(3.2)	(3.1)	0.3
Other changes in plan assets and benefit obligations recognized in OCI or regulatory assets/liabilities
Current year net (gain) loss	7.1	11.0	(4.2)	(13.6)	(7.8)	(5.8)
Amortization of gain	21.5	2.5	18.2	4.2	2.0	2.1
Amortization of prior service cost	(1.9)	(2.0)	—	(0.1)	—	0.4
Net gain (loss) due to settlement	21.1	(1.1)	22.2	—	—	—
Total recognized in OCI or regulatory asset/liability	47.8	10.4	36.2	(9.5)	(5.8)	(3.3)
Total recognized in net periodic benefit costs and OCI or regulatory asset/liability	$150.3	$60.6	$84.6	$(12.7)	$(8.9)	$(3.0)

	Pension Benefits			Post-Retirement Benefits
Year Ended December 31, 2022	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$79.7	$30.7	$49.0	$3.0	$1.5	$1.5
Interest cost	79.3	38.8	39.8	7.9	4.1	3.8
Expected return on plan assets	(104.0)	(51.2)	(56.4)	(10.2)	(6.5)	(3.7)
Prior service cost	1.9	2.0	—	0.5	0.4	(1.4)
Recognized net actuarial (gain) loss	34.8	25.6	38.6	(0.3)	(0.2)	(0.7)
Special termination benefits	52.8	15.6	37.2	6.7	1.4	5.3
Net periodic benefit costs before regulatory adjustment and intercompany allocations	144.5	61.5	108.2	7.6	0.7	4.8
Regulatory adjustment	14.7	0.7	(12.1)	(7.1)	(3.6)	(1.3)
Intercompany allocations	n/a	2.9	(18.4)	n/a	0.3	(0.6)
Net periodic benefit costs (income)	159.2	65.1	77.7	0.5	(2.6)	2.9
Other changes in plan assets and benefit obligations recognized in OCI or regulatory assets/liabilities
Current year net gain	(421.4)	(186.1)	(226.7)	(13.0)	(3.0)	(10.0)
Amortization of gain (loss)	(34.7)	(25.6)	(38.6)	0.4	0.2	0.7
Amortization of prior service cost	(1.9)	(2.0)	—	(0.5)	(0.4)	1.4
Total recognized in OCI or regulatory asset/liability	(457.4)	(213.3)	(264.9)	(13.1)	(3.2)	(7.9)
Total recognized in net periodic benefit costs and OCI or regulatory asset/liability	$(298.2)	$(148.2)	$(187.2)	$(12.6)	$(5.8)	$(5.0)
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

December 31, 2024	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
ABO for all defined benefit pension plans	$1,503.6	$785.9	$700.2
Pension plans with the PBO in excess of plan assets
Projected benefit obligation	$1,665.0	$851.0	$796.3
Fair value of plan assets	1,299.4	633.9	665.5
Pension plans with the ABO in excess of plan assets
Accumulated benefit obligation	$1,503.6	$785.9	$700.2
Fair value of plan assets	1,299.4	633.9	665.5
Other post-retirement benefit plans with the APBO in excess of plan assets
Accumulated other post-retirement benefit obligation	$78.8	$3.7	$75.1
Fair value of plan assets	67.3	—	67.3

December 31, 2023	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
ABO for all defined benefit pension plans	$1,539.7	$809.9	$711.3
Pension plans with the PBO in excess of plan assets
Projected benefit obligation	$1,704.4	$876.2	$809.7
Fair value of plan assets	1,250.7	620.6	630.1
Pension plans with the ABO in excess of plan assets
Accumulated benefit obligation	$1,539.7	$809.9	$711.3
Fair value of plan assets	1,250.7	620.6	630.1
Other post-retirement benefit plans with the APBO in excess of plan assets
Accumulated other post-retirement benefit obligation	$82.6	$3.5	$79.1
Fair value of plan assets	66.9	—	66.9
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

Weighted-average assumptions used to determine the benefit obligation at December 31, 2024	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Discount rate	5.77%	5.76%	5.79%	5.79%	5.79%	5.78%
Rate of compensation increase	3.72%	3.77%	3.70%	3.75%	n/a	3.75%
Interest crediting rate for cash balance plans	4.40%	4.20%	4.63%	n/a	n/a	n/a

Weighted-average assumptions used to determine the benefit obligation at December 31, 2023	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Discount rate	5.35%	5.34%	5.35%	5.43%	5.45%	5.41%
Rate of compensation increase	3.72%	3.77%	3.71%	3.75%	n/a	3.75%
Interest crediting rate for cash balance plans	4.13%	4.20%	4.47%	n/a	n/a	n/a

Weighted-average assumptions used to determine net costs for the year ended December 31, 2024	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Discount rate	5.35%	5.34%	5.35%	5.43%	5.45%	5.41%
Expected long-term return on plan assets	6.84%	6.90%	6.79%	5.48%	5.75%	5.22%
Rate of compensation increase	3.72%	3.77%	3.71%	3.75%	n/a	3.75%
Interest crediting rate for cash balance plans	4.13%	4.20%	4.47%	n/a	n/a	n/a

Weighted-average assumptions used to determine net costs for the year ended December 31, 2023	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Discount rate	5.45%	5.66%	5.62%	5.74%	5.75%	5.72%
Expected long-term return on plan assets	6.71%	6.80%	6.62%	5.48%	5.75%	5.22%
Rate of compensation increase	3.72%	3.78%	3.70%	3.75%	n/a	3.75%
Interest crediting rate for cash balance plans	4.13%	4.00%	4.43%	n/a	n/a	n/a
Evergy expects to contribute $64.7 million to the pension plans in 2025 to meet Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and regulatory orders, of which $29.7 million is expected to be paid by Evergy Kansas Central and $35.0 million is expected to be paid by Evergy Metro. The Evergy Companies' funding policy is to contribute amounts sufficient to meet the ERISA funding requirements and MPSC and KCC rate orders plus additional amounts as considered appropriate; therefore, actual contributions may differ from expected contributions. Also in 2025, Evergy expects to contribute $0.6 million to the post-retirement benefit plans, of which $0.3 million is expected to be paid by Evergy Kansas Central and $0.3 million is expected to be paid by Evergy Metro.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid through 2034.

	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
2025	$142.7	$76.9	$64.3	$16.9	$9.4	$7.5
2026	143.4	75.5	66.4	16.3	9.0	7.3
2027	144.2	74.5	68.2	15.8	8.8	7.0
2028	144.6	73.4	69.6	14.0	7.7	6.3
2029	143.8	72.3	69.9	13.6	7.4	6.2
2030-2034	719.1	345.3	366.7	63.9	34.1	29.8
As of December 31, 2024, Evergy Kansas Central and Evergy Metro maintained a master trust for their non-union and Evergy Kansas Central's union pension benefits and a separate trust for Evergy Metro's union pension benefits. Evergy Kansas Central and Evergy Metro maintained separate trusts for their post-retirement benefits as of December 31, 2024. These plans are managed in accordance with prudent investor guidelines contained in the ERISA requirements.
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

	Pension Benefits		Post-Retirement Benefits
	Evergy Kansas Central	Evergy Metro	Evergy Kansas Central	Evergy Metro
Domestic equities	26%	25%	26%	20%
International equities	20%	21%	18%	10%
Bonds	39%	37%	56%	62%
Mortgage & asset backed securities	—%	—%	—%	7%
Real estate investments	4%	6%	—%	—%
Other investments	11%	11%	—%	1%
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
The fair values of the Evergy Companies' pension plan assets as of December 31, 2024 and 2023, by asset category are in the following tables.

		Fair Value Measurements Using
Description	December 31 2024	Level 1	Level 2	Level 3	Assets measured at NAV
Evergy Kansas Central Pension Plans	(millions)
Domestic equities	$146.4	$128.5	$—	$—	$17.9
International equities	114.6	114.6	—	—	—
Bond funds	224.7	224.7	—	—	—
Real estate investments	22.3	—	—	—	22.3
Combination debt/equity/other fund	32.5	32.5	—	—	—
Alternative investment funds	88.3	—	—	—	88.3
Short-term investments	5.1	—	—	—	5.1
Total	$633.9	$500.3	$—	$—	$133.6

Evergy Metro Pension Plans
Domestic equities	$150.4	$137.2	$—	$—	$13.2
International equities	128.7	128.7	—	—	—
Bond funds	181.7	181.7	—	—	—
Corporate bonds	19.3	—	19.3	—	—
U.S. Treasury and agency bonds	13.1	7.1	6.0	—	—
Mortgage and asset backed securities	4.4	—	4.4	—	—
Real estate investments	42.9	—	—	—	42.9
Combination debt/equity/other fund	33.2	33.2	—	—	—
Alternative investment funds	79.1	—	—	—	79.1
Cash and cash equivalents	6.1	6.1	—	—	—
Short-term investments	3.8	—	—	—	3.8
Other	2.8	—	2.8	—	—
Total	$665.5	$494.0	$32.5	$—	$139.0

		Fair Value Measurements Using
Description	December 31 2023	Level 1	Level 2	Level 3	Assets measured at NAV
Evergy Kansas Central Pension Plans	(millions)
Domestic equities	$145.9	$124.0	$—	$—	$21.9
International equities	118.2	118.2	—	—	—
Bond funds	224.2	224.2	—	—	—
Real estate investments	23.0	—	—	—	23.0
Combination debt/equity/other fund	29.2	29.2	—	—	—
Alternative investment funds	74.6	—	—	—	74.6
Short-term investments	5.5	—	—	—	5.5
Total	$620.6	$495.6	$—	$—	$125.0

Evergy Metro Pension Plans
Domestic equities	$138.9	$122.9	$—	$—	$16.0
International equities	120.0	120.0	—	—	—
Bond funds	174.9	174.9	—	—	—
Corporate bonds	21.1	—	21.1	—	—
U.S. Treasury and agency bonds	10.1	5.1	5.0	—	—
Mortgage and asset backed securities	5.1	—	5.1	—	—
Real estate investments	49.0	—	—	—	49.0
Combination debt/equity/other fund	28.4	28.4	—	—	—
Alternative investment funds	70.8	—	—	—	70.8
Cash and cash equivalents	5.9	5.9	—	—	—
Short-term investments	4.0	—	—	—	4.0
Other	1.9	—	1.9	—	—
Total	$630.1	$457.2	$33.1	$—	$139.8

The fair values of the Evergy Companies' post-retirement plan assets as of December 31, 2024 and 2023, by asset category are in the following tables.

		Fair Value Measurements Using
Description	December 31 2024	Level 1	Level 2	Level 3	Assets measured at NAV
Evergy Kansas Central Post-Retirement Benefit Plans	(millions)
Domestic equities	$26.1	$26.1	$—	$—	$—
International equities	17.3	17.3	—	—	—
Bond funds	49.9	49.9	—	—	—
Combination debt/equity/other fund	4.8	4.8	—	—	—
Short-term investments	1.0	—	—	—	1.0
Total	$99.1	$98.1	$—	$—	$1.0

Evergy Metro Post-Retirement Benefit Plans
Domestic equities	$20.5	$20.5	$—	$—	$—
International equities	11.3	11.3	—	—	—
Bond funds	37.6	37.6	—	—	—
Corporate bonds	14.5	—	14.5	—	—
U.S. Treasury and agency bonds	14.0	6.7	7.3	—	—
Mortgage and asset backed securities	0.6	—	0.6	—	—
Combination debt/equity/other fund	3.3	3.3	—	—	—
Cash and cash equivalents	1.7	1.7	—	—	—
Short-term investments	0.2	—	—	—	0.2
Other	0.2	—	0.2	—	—
Total	$103.9	$81.1	$22.6	$—	$0.2

		Fair Value Measurements Using
Description	December 31 2023	Level 1	Level 2	Level 3	Assets measured at NAV
Evergy Kansas Central Post-Retirement Benefit Plans	(millions)
Domestic equities	$26.1	$26.1	$—	$—	$—
International equities	17.9	17.9	—	—	—
Bond funds	49.6	49.6	—	—	—
Combination debt/equity/other fund	4.5	4.5	—	—	—
Short-term investments	1.0	—	—	—	1.0
Total	$99.1	$98.1	$—	$—	$1.0

Evergy Metro Post-Retirement Benefit Plans
Domestic equities	$21.8	$21.8	$—	$—	$—
International equities	12.1	12.1	—	—	—
Bond funds	36.8	36.8	—	—	—
Corporate bonds	15.0	—	15.0	—	—
U.S. Treasury and agency bonds	12.2	6.1	6.1	—	—
Mortgage and asset backed securities	1.0	—	1.0	—	—
Combination debt/equity/other fund	3.0	3.0	—	—	—
Short-term investments	0.2	—	—	—	0.2
Other	0.3	—	0.3	—	—
Total	$102.4	$79.8	$22.4	$—	$0.2
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The cost trend assumptions are detailed in the following tables.

Assumed annual health care cost growth rates as of December 31, 2024	Evergy	Evergy Kansas Central	Evergy Metro
Health care cost trend rate assumed for next year	7.0%	n/a	7.0%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.5%	n/a	4.5%
Year that rate reaches ultimate trend	2032	n/a	2032

Assumed annual health care cost growth rates as of December 31, 2023	Evergy	Evergy Kansas Central	Evergy Metro
Health care cost trend rate assumed for next year	6.9%	6.9%	6.9%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%
Year that rate reaches ultimate trend	2030	2030	2030
Employee Savings Plans
Evergy has defined contribution savings plans (401(k)) that cover substantially all employees. Evergy matches employee contributions, subject to limits. The annual costs of the plans are detailed in the following table.

	2024	2023	2022
	(millions)
Evergy	$25.8	$24.1	$25.3
Evergy Kansas Central	12.2	11.3	12.0
Evergy Metro	13.6	12.8	13.3

10. EQUITY COMPENSATION
Evergy's Long-Term Incentive Plan is an equity compensation plan approved by Evergy shareholders. The Long-Term Incentive Plan permits the grant of restricted stock, restricted stock units, bonus shares, stock options, stock appreciation rights, limited stock appreciation rights, director shares, director deferred share units and performance shares to directors, officers and other employees of Evergy. Common stock shares delivered by Evergy under the Long-Term Incentive Plan may be authorized but unissued, held in the treasury or purchased on the open market (including private purchases) in accordance with applicable securities laws. Evergy has a policy of delivering newly issued shares and does not expect to repurchase common shares during 2025 to satisfy equity compensation payments and director deferred share unit conversion. Evergy recognizes forfeitures as they occur.
The following table summarizes the Evergy Companies' equity compensation expense and the associated income tax benefit.

	2024	2023	2022
Evergy	(millions)
Equity compensation expense	$15.2	$17.7	$18.8
Income tax benefit	1.9	1.6	2.6
Evergy Kansas Central
Equity compensation expense	6.7	6.5	8.4
Income tax benefit	1.5	1.4	1.7
Evergy Metro
Equity compensation expense	4.5	5.7	6.0
Income tax (expense) benefit	—	(0.6)	0.2
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
The fair value of RSUs with performance measures is estimated using the market value of Evergy's stock at the valuation date and a Monte Carlo simulation technique that incorporates assumptions for inputs of expected volatilities, dividend yield and risk-free rates. Expected volatility is based on daily stock price change during a historical period commensurate with the remaining term of the performance period of the grant. The risk-free rate is based upon the rate at the time of the evaluation for zero-coupon government bonds with a maturity consistent with the remaining performance period of the grant. The dividend yield is based on the most recent dividends paid and the actual closing stock price on the valuation date. For shares granted in 2024, inputs for expected volatility, dividend yield and the risk-free rate were 21%, 4.15% - 5.21% and 3.53% - 4.28%, respectively.

RSU activity for awards with performance measures for 2024 is summarized in the following table.

	Nonvested Restricted Share Units	Grant Date Fair Value*
Beginning balance as of January 1, 2024	663,727	$58.32
Granted	295,803	49.94
Vested	(165,464)	61.41
Adjusted	(61,194)	61.41
Forfeited	(102,185)	54.28
Ending balance as of December 31, 2024	630,687	55.45
* weighted-average
As of December 31, 2024, the remaining weighted-average contractual term related to RSU awards with performance measures was 1.3 years.  The weighted-average grant-date fair value of RSUs granted with performance measures was $49.94, $59.77 and $57.95 in 2024, 2023 and 2022, respectively. As of December 31, 2024, there was $12.2 million of unrecognized compensation expense related to unvested RSUs with performance measures. The total fair value of RSUs with performance measures that vested was $10.2 million, $7.9 million and $5.5 million in 2024, 2023, and 2022, respectively.
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
RSU activity for awards with only service requirements for 2024 is summarized in the following table.

	Nonvested Restricted Share Units	Grant Date Fair Value*
Beginning balance as of January 1, 2024	264,214	$57.76
Granted	199,816	51.22
Vested	(120,813)	55.99
Forfeited	(36,562)	53.96
Ending balance as of December 31, 2024	306,655	54.65
* weighted-average
As of December 31, 2024, the remaining weighted-average contractual term related to RSU awards with only service requirements was 1.4 years.  The weighted-average grant-date fair value of RSUs granted with only service requirements was $51.22, $57.47 and $60.93 in 2024, 2023 and 2022, respectively. As of December 31, 2024, there was $8.4 million of unrecognized compensation expense related to unvested RSUs. The total fair value of RSUs with only service requirements that vested was $6.8 million, $3.3 million and $4.7 million in 2024, 2023 and 2022, respectively.
11. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
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

A default by any borrower under the facility or one of its significant subsidiaries on other indebtedness totaling more than $100.0 million constitutes a default by that borrower under the facility. Under the terms of this facility, each of Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West is required to maintain a total indebtedness to total capitalization ratio, as defined in the facility, of not greater than 0.65 to 1.00. As of December 31, 2024, Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West were in compliance with this covenant.
The following table summarizes the committed credit facilities (excluding receivable sale facilities discussed in Note 3) available to the Evergy Companies as of December 31, 2024 and 2023.

		Amounts Drawn
	Master Credit Facility	Commercial Paper	Letters of Credit	Cash Borrowings	Available Borrowings	Weighted Average Interest Rate on Short-Term Borrowings
December 31, 2024	(millions)
Evergy, Inc.	$300.0	$75.4	$0.7	$—	$223.9	4.70%
Evergy Kansas Central	1,100.0	797.3	1.0	—	301.7	4.74%
Evergy Metro	600.0	158.7	1.0	—	440.3	4.64%
Evergy Missouri West	500.0	176.2	—	—	323.8	4.71%
Evergy	$2,500.0	$1,207.6	$2.7	$—	$1,289.7

December 31, 2023
Evergy, Inc.	$300.0	$—	$0.7	$—	$299.3	—%
Evergy Kansas Central	750.0	230.4	1.0	—	518.6	5.56%
Evergy Metro	750.0	423.3	—	—	326.7	5.58%
Evergy Missouri West	700.0	298.1	—	—	401.9	5.66%
Evergy	$2,500.0	$951.8	$1.7	$—	$1,546.5

12. LONG-TERM DEBT
The Evergy Companies' long-term debt is detailed in the following tables.

December 31, 2024	Issuing Entity	Year Due	Evergy	Evergy Kansas Central	Evergy Metro
Mortgage Bonds			(millions)
3.25% Series	Evergy Kansas Central, Inc.	2025	$250.0	$250.0	$—
2.55% Series	Evergy Kansas Central, Inc.	2026	350.0	350.0	—
3.10% Series	Evergy Kansas Central, Inc.	2027	300.0	300.0	—
5.90% Series	Evergy Kansas Central, Inc.	2033	300.0	300.0	—
4.125% Series	Evergy Kansas Central, Inc.	2042	550.0	550.0	—
4.10% Series	Evergy Kansas Central, Inc.	2043	430.0	430.0	—
4.625% Series	Evergy Kansas Central, Inc.	2043	250.0	250.0	—
4.25% Series	Evergy Kansas Central, Inc.	2045	300.0	300.0	—
3.25% Series	Evergy Kansas Central, Inc.	2049	300.0	300.0	—
3.45% Series	Evergy Kansas Central, Inc.	2050	500.0	500.0	—
5.70% Series	Evergy Kansas Central, Inc.	2053	400.0	400.0	—
6.53% Series	Evergy Kansas South, Inc.	2037	175.0	175.0	—
6.64% Series	Evergy Kansas South, Inc.	2038	100.0	100.0	—
4.30% Series	Evergy Kansas South, Inc.	2044	250.0	250.0	—
2.25% Series	Evergy Metro, Inc.	2030	400.0	—	400.0
4.95% Series	Evergy Metro, Inc.	2033	300.0	—	300.0
5.40% Series	Evergy Metro, Inc.	2034	300.0	—	300.0
4.125% Series	Evergy Metro, Inc.	2049	400.0	—	400.0
5.15% Series	Evergy Missouri West, Inc.	2027	300.0	—	—
3.75% Series	Evergy Missouri West, Inc.	2032	250.0	—	—
5.65% Series	Evergy Missouri West, Inc.	2034	300.0	—	—
Pollution Control Bonds
3.19% Series(a)	Evergy Kansas Central, Inc.	2032	45.0	45.0	—
3.19% Series(a)	Evergy Kansas Central, Inc.	2032	30.5	30.5	—
3.19% Series(a)	Evergy Kansas South, Inc.	2027	21.9	21.9	—
2.50% Series	Evergy Kansas South, Inc.	2031	50.0	50.0	—
3.19% Series(a)	Evergy Kansas South, Inc.	2032	14.5	14.5	—
3.19% Series(a)	Evergy Kansas South, Inc.	2032	10.0	10.0	—
3.45% Series 2007A and 2007B(a)	Evergy Metro, Inc.	2035	146.5	—	146.5
3.50% EIRR Bonds	Evergy Metro, Inc.	2038	23.4	—	23.4
4.30% EIRR Bonds	Evergy Metro, Inc.	2045	79.5	—	79.5
Senior Notes
3.65% Series(b)	Evergy Metro, Inc.	2025	350.0	—	350.0
6.05% Series (5.78% rate)(b)(c)	Evergy Metro, Inc.	2035	250.0	—	250.0
5.30% Series(b)	Evergy Metro, Inc.	2041	400.0	—	400.0
4.20% Series(b)	Evergy Metro, Inc.	2047	300.0	—	300.0
4.20% Series(b)	Evergy Metro, Inc.	2048	300.0	—	300.0
3.49% Series A(d)	Evergy Missouri West, Inc.	2025	36.0	—	—
4.06% Series B(d)	Evergy Missouri West, Inc.	2033	60.0	—	—
4.74% Series C(d)	Evergy Missouri West, Inc.	2043	150.0	—	—
2.86% Series A(d)	Evergy Missouri West, Inc.	2031	350.0	—	—
3.01% Series B(d)	Evergy Missouri West, Inc.	2033	75.0	—	—
3.21% Series C(d)	Evergy Missouri West, Inc.	2036	75.0	—	—
2.90% Series (3.77% rate)(c)	Evergy, Inc.	2029	800.0	—	—
Convertible Notes
4.50% Convertible Notes	Evergy, Inc.	2027	1,400.0	—	—
Securitized Bonds
5.10% Securitized Bonds	Evergy Missouri West Storm Funding I, LLC	2025 - 2040	319.6	—	—
Junior Subordinated Notes
6.65% Junior Subordinated Notes	Evergy, Inc.	2055	500.0	—	—
Fair value adjustment(e)			81.7	—	—
Current maturities(f)			(651.7)	(250.0)	(350.0)
Unamortized debt discount and debt issuance costs			(112.7)	(43.4)	(26.0)
Total excluding current maturities(g)			$11,809.2	$4,333.5	$2,873.4

December 31, 2023	Issuing Entity	Year Due	Evergy	Evergy Kansas Central	Evergy Metro
Mortgage Bonds			(millions)
3.25% Series	Evergy Kansas Central, Inc.	2025	$250.0	$250.0	$—
2.55% Series	Evergy Kansas Central, Inc.	2026	350.0	350.0	—
3.10% Series	Evergy Kansas Central, Inc.	2027	300.0	300.0	—
5.90% Series	Evergy Kansas Central, Inc.	2033	300.0	300.0	—
4.125% Series	Evergy Kansas Central, Inc.	2042	550.0	550.0	—
4.10% Series	Evergy Kansas Central, Inc.	2043	430.0	430.0	—
4.625% Series	Evergy Kansas Central, Inc.	2043	250.0	250.0	—
4.25% Series	Evergy Kansas Central, Inc.	2045	300.0	300.0	—
3.25% Series	Evergy Kansas Central, Inc.	2049	300.0	300.0	—
3.45% Series	Evergy Kansas Central, Inc.	2050	500.0	500.0	—
5.70% Series	Evergy Kansas South, Inc.	2053	400.0	400.0	—
6.53% Series	Evergy Kansas South, Inc.	2037	175.0	175.0	—
6.64% Series	Evergy Kansas South, Inc.	2038	100.0	100.0	—
4.30% Series	Evergy Kansas South, Inc.	2044	250.0	250.0	—
2.25% Series	Evergy Metro, Inc.	2030	400.0	—	400.0
4.95% Series	Evergy Metro, Inc.	2033	300.0	—	300.0
4.125% Series	Evergy Metro, Inc.	2049	400.0	—	400.0
5.15% Series	Evergy Missouri West, Inc.	2027	300.0	—	—
3.75% Series	Evergy Missouri West, Inc.	2032	250.0	—	—
Pollution Control Bonds
3.66% Series(a)	Evergy Kansas Central, Inc.	2032	45.0	45.0	—
3.66% Series(a)	Evergy Kansas Central, Inc.	2032	30.5	30.5	—
3.66% Series(a)	Evergy Kansas South, Inc.	2027	21.9	21.9	—
2.50% Series	Evergy Kansas South, Inc.	2031	50.0	50.0	—
3.66% Series(a)	Evergy Kansas South, Inc.	2032	14.5	14.5	—
3.66% Series(a)	Evergy Kansas South, Inc.	2032	10.0	10.0	—
3.83% Series 2007A and 2007B(a)	Evergy Metro, Inc.	2035	146.5	—	146.5
3.50% EIRR Bonds	Evergy Metro, Inc.	2038	23.4	—	23.4
4.30% EIRR Bonds	Evergy Metro, Inc.	2045	79.5	—	79.5
Senior Notes
3.65% Series(b)	Evergy Metro, Inc.	2025	350.0	—	350.0
6.05% Series (5.78% rate)(b)(c)	Evergy Metro, Inc.	2035	250.0	—	250.0
5.30% Series(b)	Evergy Metro, Inc.	2041	400.0	—	400.0
4.20% Series(b)	Evergy Metro, Inc.	2047	300.0	—	300.0
4.20% Series(b)	Evergy Metro, Inc.	2048	300.0	—	300.0
3.49% Series A(d)	Evergy Missouri West, Inc.	2025	36.0	—	—
4.06% Series B(d)	Evergy Missouri West, Inc.	2033	60.0	—	—
4.74% Series C(d)	Evergy Missouri West, Inc.	2043	150.0	—	—
2.86% Series A(d)	Evergy Missouri West, Inc.	2031	350.0	—	—
3.01% Series B(d)	Evergy Missouri West, Inc.	2033	75.0	—	—
3.21% Series C(d)	Evergy Missouri West, Inc.	2036	75.0	—	—
2.45% Series	Evergy, Inc.	2024	800.0	—	—
2.90% Series (3.77% rate)(c)	Evergy, Inc.	2029	800.0	—	—
Convertible Notes
4.50% Convertible Notes	Evergy, Inc.	2027	1,400.0	—	—
Fair value adjustment(e)			87.0	—	—
Current maturities(f)			(800.0)	—	—
Unamortized debt discount and debt issuance costs			(106.0)	(46.5)	(25.0)
Total excluding current maturities(g)			$11,053.3	$4,580.4	$2,924.4
(a)Variable rate. The bondholders of these tax-exempt bonds are permitted to tender the tax-exempt bonds to the issuer for purchase and, if tendered, the issuer is obligated to purchase any such bonds that cannot be remarketed to other investors. These tax-exempt bonds are classified as long-term debt due to the issuer's intent and ability to utilize such borrowings as long-term financing.
(b)Effectively secured pursuant to the General Mortgage Indenture and Deed of Trust dated as of December 1, 1986, as supplemented (Evergy Metro Mortgage Indenture) through the issuance of collateral mortgage bonds to the trustee in 2019.
(c)Rate after amortizing gains/losses recognized in OCI on settlements of interest rate hedging instruments.
(d)Unconditionally guaranteed by Evergy, Inc.
(e) Represents the fair value adjustments recorded at Evergy consolidated related to the long-term debt of Evergy Metro and Evergy Missouri West in connection with purchase accounting for the merger that created Evergy. This amount is not part of future principal payments and will amortize over the remaining life of the associated debt instruments.

(f) Evergy's current maturities total as of December 31, 2024, includes ($0.5) million of fair value adjustments recorded in connection with purchase accounting for the merger that created Evergy. Evergy's current maturities total as of December 31, 2023, included no fair value adjustments recorded in connection with purchase accounting for the merger.
(g) As of December 31, 2024 and 2023, does not include $50.0 million and $21.9 million of secured Series 2005 Environmental Improvement Revenue Refunding (EIRR) bonds because the bonds were repurchased in September 2015 and are held by Evergy Metro.
Mortgage Bonds
The Evergy Kansas Central and Evergy Kansas South mortgages each contain provisions restricting the amount of first mortgage bonds (FMBs) that could be issued by each entity. Evergy Kansas Central and Evergy Kansas South must be in compliance with such restrictions prior to the issuance of additional first mortgage bonds or other secured indebtedness. The amount of Evergy Kansas Central FMBs authorized by its Mortgage and Deed of Trust, dated July 1, 1939, as supplemented, is subject to certain limitations as described below. The amount of Evergy Kansas South FMBs authorized by the Evergy Kansas South Mortgage and Deed of Trust, dated April 1, 1940, as supplemented and amended, is limited to a maximum of $3.5 billion, unless amended further. FMBs are secured by utility assets. Amounts of additional FMBs that may be issued are subject to property, earnings and certain restrictive provisions, except in connection with certain refundings, of each mortgage. As of December 31, 2024, approximately $420.5 million and $2,878.6 million principal amounts of additional Evergy Kansas Central FMBs or Evergy Kansas South FMBs, respectively, could be issued under the most restrictive provisions of their mortgages.
Evergy Metro has issued mortgage bonds under the Evergy Metro Mortgage Indenture, which creates a mortgage lien on substantially all Evergy Metro's utility plant. Additional Evergy Metro bonds may be issued on the basis of 75% of property additions or retired bonds. As of December 31, 2024, approximately $5,552.7 million principal amount of additional Evergy Metro mortgage bonds could be issued under the most restrictive provisions in the mortgage.
Evergy Missouri West has issued mortgage bonds under the Evergy Missouri West Mortgage Indenture, establishing a first mortgage lien on substantially all of its present properties and certain after-acquired properties, subject to certain exceptions. Additional Evergy Missouri West mortgage bonds may be issued on the basis of 75% of property additions or retired bonds. As of December 31, 2024, approximately $2,137.2 million principal amount of additional Evergy Missouri West mortgage bonds could be issued under the most restrictive provisions in the mortgage.
In April 2024, Evergy Metro issued, at a discount, $300.0 million of 5.40% Mortgage Bonds, maturing in 2034. Proceeds were used to pay down commercial paper and for general corporate purposes.
In May 2024, Evergy Missouri West issued, at a discount, $300.0 million of 5.65% FMBs, maturing in 2034. Proceeds were used to pay down commercial paper and for general corporate purposes.
Senior Notes
Under the terms of the note purchase agreements for certain Evergy Missouri West senior notes, Evergy Missouri West is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreements, not greater than 0.65 to 1.00. In addition, Evergy Missouri West's priority debt, as defined in the agreements, cannot exceed 15% of consolidated tangible net worth, as defined in the agreements. As of December 31, 2024, Evergy Missouri West was in compliance with these covenants.
In September 2024, Evergy, Inc. repaid its $800.0 million of 2.45% Senior Notes at maturity.
Convertible Notes
Interest on Evergy, Inc.'s $1.4 billion of 4.50% Convertible Notes (Convertible Notes) is payable semiannually, beginning June 2024. The Convertible Notes will mature in December 2027, unless earlier converted or repurchased, but are not redeemable at the option of Evergy, Inc. No sinking fund is provided for the Convertible Notes. The Convertible Notes are direct, senior unsecured obligations of Evergy, Inc. and rank equal in right of payment to any of Evergy, Inc.'s unsecured indebtedness that is not so subordinated, including Evergy, Inc.'s master revolving credit agreement that governs its senior unsecured revolving credit facility, its commercial paper obligations and its 2.9% Senior Notes due 2029. The Convertible Notes are not guaranteed by any of Evergy, Inc.'s subsidiaries.
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
Junior Subordinated Notes
In December 2024, Evergy, Inc. issued $500.0 million in aggregate principal amount of 6.65% Fixed-to-Fixed Reset Rate Junior Subordinated Notes (Junior Subordinated Notes), maturing in 2055. The Junior Subordinated Notes will bear interest (i) from and including December 5, 2024 to, but excluding, June 1, 2030 at the rate of 6.65% per annum and (ii) from and including June 1, 2030, during each reset period at a rate per annum equal to the five-year U.S. Treasury rate (determined as described in the offering documents) as of the most recent reset interest determination date plus a spread of 2.558%, to be reset every five years until maturity. At Evergy, Inc.'s option, it may redeem some or all of the Junior Subordinated Notes during specified periods, and upon the occurrence of certain ratings or tax events, all as described in the offering documents. In accordance with terms of the Junior Subordinated Notes, Evergy, Inc. has the right, from time to time, to defer the payment of interest on the outstanding Junior Subordinated Notes on one or more occasions for up to 20 consecutive semi-annual interest payment periods. As more fully described in the offering documents, deferring the payment of interest on outstanding Junior Subordinated Notes will restrict Evergy, Inc.'s ability to execute certain actions, such as declaring or paying dividends, purchasing Evergy, Inc. stock or repaying principal on any indebtedness of Evergy that ranks equally with or junior to the Junior Subordinated Notes.
Scheduled Maturities
Evergy's, Evergy Kansas Central's and Evergy Metro's long-term debt maturities for the next five years are detailed in the following table.

	2025	2026	2027	2028	2029
	(millions)
Evergy	$652.2	$367.0	$2,039.8	$18.8	$819.8
Evergy Kansas Central	250.0	350.0	321.9	—	—
Evergy Metro	350.0	—	—	—	—
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
The gross notional contract amount by commodity type for derivative instruments is summarized in the following table.

		December 31
Non-hedging derivatives	Notional volume unit of measure	2024	2023
Evergy		(millions)
Commodity contracts
Power	MWhs	51.3	52.9
Natural gas	MMBtu	598.7	559.9
Evergy Kansas Central
Commodity contracts
Power	MWhs	31.3	32.1
Natural gas	MMBtu	598.7	558.7
Evergy Metro
Commodity contracts
Power	MWhs	15.3	15.1
The fair values of Evergy's open derivative positions and balance sheet classifications are summarized in the following tables. The fair values below are gross values before netting agreements and netting of cash collateral.

		December 31
Evergy		2024	2023
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$24.6	$23.2
	Other assets - long-term	43.8	35.7
Natural gas	Other assets - current	16.9	68.1
	Other assets - long-term	2.1	6.0
Total derivative assets		$87.4	$133.0
Commodity contracts
Power	Other liabilities - current	$14.2	$21.0
	Other liabilities - long-term	41.5	32.9
Natural gas	Other liabilities - current	17.9	68.1
	Other liabilities - long-term	2.1	6.8
Total derivative liabilities		$75.7	$128.8

		December 31
Evergy Kansas Central		2024	2023
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$11.3	$18.3
	Other assets - long-term	43.8	35.7
Natural gas	Other assets - current	16.9	68.1
	Other assets - long-term	2.1	6.0
Total derivative assets		$74.1	$128.1
Commodity contracts
Power	Other liabilities - current	$11.5	$14.3
	Other liabilities - long-term	41.5	32.9
Natural gas	Other liabilities - current	17.9	67.0
	Other liabilities - long-term	2.1	6.8
Total derivative liabilities		$73.0	$121.0

		December 31
Evergy Metro		2024	2023
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$10.1	$2.1
Total derivative assets		$10.1	$2.1
Commodity contracts
Power	Other liabilities - current	$2.0	$5.7
Total derivative liabilities		$2.0	$5.7
The following tables present the line items on the Evergy Companies' consolidated balance sheets where derivative assets and liabilities are reported. The gross amounts offset in the tables below show the effect of master netting arrangements and include collateral posted to offset the net position.

December 31, 2024	Evergy	Evergy Kansas Central	Evergy Metro
Derivative Assets	(millions)
Current
Gross amounts recognized	$41.5	$28.2	$10.1
Gross amounts offset	(28.4)	(25.7)	(2.0)
Net amounts presented in other assets - current	$13.1	$2.5	$8.1
Long-Term
Gross amounts recognized	$45.9	$45.9	$—
Gross amounts offset	(12.0)	(12.0)	—
Net amounts presented in other assets - long-term	$33.9	$33.9	$—
Derivative Liabilities
Current
Gross amounts recognized	$32.1	$29.4	$2.0
Gross amounts offset	(26.1)	(23.4)	(2.0)
Net amounts presented in other liabilities - current	$6.0	$6.0	$—
Long-Term
Gross amounts recognized	$43.6	$43.6	$—
Gross amounts offset	(3.8)	(3.8)	—
Net amounts presented in other liabilities - long-term	$39.8	$39.8	$—

December 31, 2023	Evergy	Evergy Kansas Central	Evergy Metro
Derivative Assets	(millions)
Current
Gross amounts recognized	$91.3	$86.4	$2.1
Gross amounts offset	(78.4)	(75.3)	(2.1)
Net amounts presented in other assets - current	$12.9	$11.1	$—
Long-Term
Gross amounts recognized	$41.7	$41.7	$—
Gross amounts offset	(11.9)	(11.9)	—
Net amounts presented in other assets - long-term	$29.8	$29.8	$—
Derivative Liabilities
Current
Gross amounts recognized	$89.1	$81.3	$5.7
Gross amounts offset	(77.5)	(74.4)	(2.1)
Net amounts presented in other liabilities - current	$11.6	$6.9	$3.6
Long-Term
Gross amounts recognized	$39.7	$39.7	$—
Gross amounts offset	(5.9)	(5.9)	—
Net amounts presented in other liabilities - long-term	$33.8	$33.8	$—
The following table summarizes the amounts of gain (loss) recognized in income for the change in fair value of derivatives not designated as hedging instruments for the Evergy Companies.

Location of gain (loss)	Contract type	2024	2023	2022
Evergy		(millions)
Operating revenues	Commodity	$23.6	$22.9	$84.6
Total		$23.6	$22.9	$84.6
Evergy Kansas Central
Operating revenues	Commodity	$23.6	$22.9	$84.6
Total		$23.6	$22.9	$84.6
Credit risk of the Evergy Companies' derivative instruments relates to the potential adverse financial impact resulting from non-performance by a counterparty of its contractual obligations. The Evergy Companies maintain credit policies and employ credit risk mitigation, such as collateral requirements or letters of credit, when necessary to minimize their overall credit risk and monitor exposure. Substantially all of the Evergy Companies' counterparty credit risk associated with derivative instruments relates to Evergy Kansas Central's non-regulated energy marketing activities. As of December 31, 2024, if counterparty groups completely failed to perform on contracts, Evergy's and Evergy Kansas Central's maximum exposure related to derivative assets was $40.5 million. As of December 31, 2024, the potential loss after the consideration of applicable master netting arrangements and collateral received for Evergy and Evergy Kansas Central was $27.6 million.
Certain of the Evergy Companies' derivative instruments contain collateral provisions that are tied to the Evergy Companies' credit ratings and may require the posting of collateral for various reasons, including if the Evergy Companies' credit ratings were to fall below investment grade. Substantially all of these derivative instruments relate to Evergy Kansas Central's non-regulated energy marketing activities. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of December 31, 2024, was $44.2 million for which Evergy and Evergy Kansas Central have posted $2.5 million collateral in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered as of December 31, 2024, Evergy and Evergy Kansas Central could be required to post an additional $41.7 million of collateral to their counterparties.

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

	December 31, 2024		December 31, 2023
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt(a)	(millions)
Evergy(b)	$12,460.9	$11,535.0	$11,853.3	$11,044.9
Evergy Kansas Central	4,583.5	4,031.7	4,580.4	4,176.6
Evergy Metro	3,223.4	2,966.3	2,924.4	2,738.8
(a) Includes current maturities.
(b) Book value as of December 31, 2024 and 2023, includes $81.7 million and $87.0 million, respectively, of fair value adjustments recorded in connection with purchase accounting for the merger that created Evergy, which are not part of future principal payments and will amortize over the remaining life of the associated debt instrument.

Recurring Fair Value Measurements
The following tables include balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	December 31, 2024	Netting	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$142.9	$—	$134.0	$—	$—	$8.9
International equity funds	81.6	—	81.6	—	—	—
Core bond fund	66.7	—	66.7	—	—	—
High-yield bond fund	33.7	—	33.7	—	—	—
Emerging markets bond fund	20.6	—	20.6	—	—	—
Alternative investments fund	45.6	—	—	—	—	45.6
Real estate securities fund	16.3	—	—	—	—	16.3
Cash equivalents	0.5	—	0.5	—	—	—
Total nuclear decommissioning trust	407.9	—	337.1	—	—	70.8
Rabbi trust
Fixed income funds	14.6	—	14.6	—	—	—
Equity funds	6.9	—	6.9	—	—	—
Combination debt/equity/other fund	1.7	—	1.7	—	—	—
Cash equivalents	0.2	—	0.2	—	—	—
Total rabbi trust	23.4	—	23.4	—	—	—
Derivative instruments - commodity contracts(b)
Power	35.1	(20.0)	11.7	40.5	2.9	—
Natural gas	1.3	(17.7)	18.9	0.1	—	—
Total derivative assets	36.4	(37.7)	30.6	40.6	2.9	—
Total assets	467.7	(37.7)	391.1	40.6	2.9	70.8
Liabilities
Derivative instruments - commodity contracts(b)
Power	43.5	(9.5)	4.5	44.2	4.3	—
Natural gas	2.3	(17.7)	19.9	0.1	—	—
Total derivative liabilities	45.8	(27.2)	24.4	44.3	4.3	—
Total liabilities	$45.8	$(27.2)	$24.4	$44.3	$4.3	$—
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$368.8	$—	$368.8	$—	$—	$—
Debt securities
U.S. Treasury	55.3	—	55.3	—	—	—
State and local obligations	2.1	—	—	2.1	—	—
Corporate bonds	42.7	—	—	42.7	—	—
Cash equivalents	3.0	—	3.0	—	—	—
Total nuclear decommissioning trust	471.9	—	427.1	44.8	—	—
Self-insured health plan trust(c)
Equity securities	2.3	—	2.3	—	—	—
Debt securities	14.3	—	3.2	11.1	—	—
Cash and cash equivalents	2.3	—	2.3	—	—	—
Total self-insured health plan trust	18.9	—	7.8	11.1	—	—
Derivative instruments - commodity contracts(b)
Power	8.1	(2.0)	—	—	10.1	—
Total derivative assets	8.1	(2.0)	—	—	10.1	—
Total assets	498.9	(2.0)	434.9	55.9	10.1	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(2.0)	—	—	2.0	—
Total derivative liabilities	—	(2.0)	—	—	2.0	—
Total liabilities	$—	$(2.0)	$—	$—	$2.0	$—

Description	December 31, 2024	Netting	Level 1	Level 2	Level 3	NAV
Other Evergy	(millions)
Assets
Rabbi trusts
Core bond fund	$8.0	$—	$8.0	$—	$—	$—
Total rabbi trusts	8.0	—	8.0	—	—	—
Derivative instruments - commodity contracts(b)
Power	2.5	(0.7)	—	—	3.2	—
Total derivative assets	2.5	(0.7)	—	—	3.2	—
Total assets	10.5	(0.7)	8.0	—	3.2	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(0.7)	—	—	0.7	—
Total derivative liabilities	—	(0.7)	—	—	0.7	—
Total liabilities	$—	$(0.7)	$—	$—	$0.7	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$879.8	$—	$764.2	$44.8	$—	$70.8
Rabbi trusts	31.4	—	31.4	—	—	—
Self-insured health plan trust(c)	18.9	—	7.8	11.1	—	—
Derivative instruments - commodity contracts(b)
Power	45.7	(22.7)	11.7	40.5	16.2	—
Natural gas	1.3	(17.7)	18.9	0.1	—	—
Total derivative assets	47.0	(40.4)	30.6	40.6	16.2	—
Total assets	977.1	(40.4)	834.0	96.5	16.2	70.8
Liabilities
Derivative instruments - commodity contracts(b)
Power	43.5	(12.2)	4.5	44.2	7.0	—
Natural gas	2.3	(17.7)	19.9	0.1	—	—
Total derivative liabilities	45.8	(29.9)	24.4	44.3	7.0	—
Total liabilities	$45.8	$(29.9)	$24.4	$44.3	$7.0	$—

Description	December 31, 2023	Netting	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$133.1	$—	$123.3	$—	$—	$9.8
International equity funds	72.6	—	72.6	—	—	—
Core bond fund	56.2	—	56.2	—	—	—
High-yield bond fund	29.1	—	29.1	—	—	—
Emerging markets bond fund	18.3	—	18.3	—	—	—
Alternative investments fund	37.9	—	—	—	—	37.9
Real estate securities fund	17.2	—	—	—	—	17.2
Cash equivalents	0.7	—	0.7	—	—	—
Total nuclear decommissioning trust	365.1	—	300.2	—	—	64.9
Rabbi trust
Fixed income funds	15.2	—	15.2	—	—	—
Equity funds	7.4	—	7.4	—	—	—
Combination debt/equity/other fund	1.7	—	1.7	—	—	—
Cash equivalents	0.2	—	0.2	—	—	—
Total rabbi trust	24.5	—	24.5	—	—	—
Derivative instruments - commodity contracts(b)
Power	40.2	(13.8)	16.3	32.2	5.5	—
Natural gas	0.7	(73.4)	72.7	1.4	—	—
Total derivative assets	40.9	(87.2)	89.0	33.6	5.5	—
Total assets	430.5	(87.2)	413.7	33.6	5.5	64.9
Liabilities
Derivative instruments - commodity contracts(b)
Power	40.3	(6.9)	9.4	34.6	3.2	—
Natural gas	0.4	(73.4)	72.6	1.2	—	—
Total derivative liabilities	40.7	(80.3)	82.0	35.8	3.2	—
Total liabilities	$40.7	$(80.3)	$82.0	$35.8	$3.2	$—
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$302.4	$—	$302.4	$—	$—	$—
Debt securities
U.S. Treasury	47.9	—	47.9	—	—	—
State and local obligations	3.8	—	—	3.8	—	—
Corporate bonds	43.9	—	—	43.9	—	—
Foreign governments	0.1	—	—	0.1	—	—
Cash equivalents	3.2	—	3.2	—	—	—
Total nuclear decommissioning trust	401.3	—	353.5	47.8	—	—
Self-insured health plan trust(c)
Equity securities	2.0	—	2.0	—	—	—
Debt securities	9.4	—	2.5	6.9	—	—
Cash and cash equivalents	4.3	—	4.3	—	—	—
Total self-insured health plan trust	15.7	—	8.8	6.9	—	—
Derivative instruments - commodity contracts(b)
Power	—	(2.1)	—	—	2.1	—
Total derivative assets	—	(2.1)	—	—	2.1	—
Total assets	417.0	(2.1)	362.3	54.7	2.1	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	3.6	(2.1)	—	—	5.7	—
Total derivative liabilities	3.6	(2.1)	—	—	5.7	—
Total liabilities	$3.6	$(2.1)	$—	$—	$5.7	$—

Description	December 31, 2023	Netting	Level 1	Level 2	Level 3	NAV
Other Evergy	(millions)
Assets
Rabbi trusts
Core bond fund	$8.8	$—	$8.8	$—	$—	$—
Total rabbi trusts	8.8	—	8.8	—	—	—
Derivative instruments - commodity contracts(b)
Power	1.8	(1.0)	—	—	2.8	—
Total derivative assets	1.8	(1.0)	—	—	2.8	—
Total assets	10.6	(1.0)	8.8	—	2.8	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(1.0)	—	—	1.0	—
Natural gas	1.1	—	—	1.1	—	—
Total derivative liabilities	1.1	(1.0)	—	1.1	1.0	—
Total liabilities	$1.1	$(1.0)	$—	$1.1	$1.0	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$766.4	$—	$653.7	$47.8	$—	$64.9
Rabbi trusts	33.3	—	33.3	—	—	—
Self-insured health plan trust(c)	15.7	—	8.8	6.9	—	—
Derivative instruments - commodity contracts(b)
Power	42.0	(16.9)	16.3	32.2	10.4	—
Natural gas	0.7	(73.4)	72.7	1.4	—	—
Total derivative assets	42.7	(90.3)	89.0	33.6	10.4	—
Total assets	858.1	(90.3)	784.8	88.3	10.4	64.9
Liabilities
Derivative instruments - commodity contracts(b)
Power	43.9	(10.0)	9.4	34.6	9.9	—
Natural gas	1.5	(73.4)	72.6	2.3	—	—
Total derivative liabilities	45.4	(83.4)	82.0	36.9	9.9	—
Total liabilities	$45.4	$(83.4)	$82.0	$36.9	$9.9	$—
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

	December 31, 2024		December 31, 2023		December 31, 2024
	Fair	Unfunded	Fair	Unfunded	Redemption	Length of
	Value	Commitments	Value	Commitments	Frequency	Settlement
Evergy Kansas Central	(millions)
Nuclear decommissioning trust:
Domestic equity funds	$8.9	$1.3	$9.8	$1.4	(a)	(a)
Alternative investments fund(b)	45.6	—	37.9	—	Quarterly	65 days
Real estate securities fund(b)	16.3	—	17.2	—	Quarterly	65 days
Total Evergy investments at NAV	$70.8	$1.3	$64.9	$1.4
(a)This investment is in four long-term private equity funds that do not permit early withdrawal. Investments in these funds cannot be distributed until the underlying investments have been liquidated, which may take years from the date of initial liquidation. All funds have begun to make distributions.
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
The following table summarizes the net unrealized gains (losses) for the Evergy Companies' nuclear decommissioning trusts and rabbi trusts.

	2024	2023	2022
Evergy	(millions)
Nuclear decommissioning trust - equity securities	$89.3	$80.4	(123.3)
Nuclear decommissioning trust - debt securities	(1.1)	2.7	(15.2)
Rabbi trusts - equity securities	0.4	2.4	(7.1)
Total	$88.6	$85.5	$(145.6)
Evergy Kansas Central
Nuclear decommissioning trust - equity securities	$31.1	$28.3	(62.8)
Rabbi trust - equity securities	0.4	2.0	(5.4)
Total	$31.5	$30.3	$(68.2)
Evergy Metro
Nuclear decommissioning trust - equity securities	$58.2	$52.1	(60.5)
Nuclear decommissioning trust - debt securities	(1.1)	2.7	(15.2)
Total	$57.1	$54.8	$(75.7)
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
Ozone Interstate Transport State Implementation Plans (ITSIP)
In 2015, the EPA lowered the Ozone National Ambient Air Quality Standards (NAAQS) from 75 ppb to 70 ppb. States were required to submit ITSIPs in 2018 to comply with the "Good Neighbor Provision" of the Clean Air Act (CAA) as it applies to the revised NAAQS. The EPA did not act on these ITSIP submissions by the deadline established in the CAA and entered consent decrees establishing deadlines to take final action on various ITSIPs. In February 2022, the EPA published a proposed rule to disapprove the ITSIPs submitted by nineteen states including Missouri and Oklahoma. In April 2022, the EPA published an approval of the Kansas ITSIP in the Federal Register. The Missouri Department of Natural Resources (MDNR) submitted a supplemental ITSIP to the EPA in November 2022. In February 2023, the EPA published a final rule disapproving the ITSIPs submitted by nineteen states, including the final disapproval of the Missouri and Oklahoma ITSIPs. In April 2023, the Attorneys General of Missouri and Oklahoma filed Petitions for Review in the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) and the U.S. Court of Appeals for the Tenth Circuit (Tenth Circuit), respectively, challenging the EPA's disapproval. In May 2023, the Eighth Circuit granted a stay of the EPA's disapproval of the Missouri ITSIP. Similarly, in July 2023, the Tenth Circuit granted a stay of the EPA's disapproval of the Oklahoma ITSIP. In August 2024, the EPA published in the Federal Register a proposed rule to disapprove the supplemental ITSIP that Missouri submitted in November 2022. Due to uncertainty regarding the stays of the EPA's disapprovals of the Missouri and Oklahoma ITSIPs, the Evergy Companies are unable to accurately assess the impact on their operations or consolidated financial results, but the cost to comply could be material. In January 2024, the EPA proposed to disapprove the ITSIP for Kansas and four other states. The Kansas ITSIP was previously approved in April 2022. The impact of the EPA's disapproval of the Kansas ITSIP could have a material impact on the Evergy Companies' operations.
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
Particulate Matter National Ambient Air Quality Standards
In March 2024, the EPA published in the Federal Register the final rule which strengthens the primary annual PM2.5 (particulate matter less than 2.5 microns in diameter) NAAQS. The EPA is lowering the primary annual PM2.5 NAAQS from 12.0 µg/m3 (micrograms per cubic meter) to 9.0 µg/m3. The final rule took effect in May 2024. In August 2024, the EPA released the PM2.5 ambient monitor design values for calendar years 2021 through 2023. These design values will be used by each state governor for recommending to the EPA attainment designations for their states. In January 2025, Kansas proposed to designate the entire state of Kansas as either attainment or attainment/unclassifiable for the 2024 annual PM2.5 NAAQS. The EPA will issue final designations for all states, including Kansas, by February 2026. Due to the uncertainty of the attainment status of portions of the service territory, the Evergy Companies are unable to accurately assess the impacts on their operations or consolidated financial results, but the cost to comply with lower PM2.5 NAAQS could be material.
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
The Kansas SIP revision did not include any additional emission reductions by electric utilities based on the significant reductions that were achieved during the first implementation period. The Kansas Department of Health and Environment (KDHE) submitted the Kansas SIP revision in July 2021. In August 2024, the EPA issued the final disapproval of the Kansas SIP revision for failing to conduct a four-factor analysis for at least two emission sources in Kansas. If a Kansas generating unit of the Evergy Companies is selected for analysis, the possibility exists that the state or the EPA, through a revised SIP or a FIP, could determine that additional operational or physical modifications are required on the generating unit to further reduce emissions.
If a Kansas or Missouri revised SIP or FIP is finalized, the overall costs of implementing the proposed rules could be material to the Evergy Companies.

Greenhouse Gases
Burning coal and other fossil fuels releases carbon dioxide (CO2) and other gases referred to as greenhouse gases (GHG). Various regulations under the CAA limit CO2 and other GHG emissions, and in addition, other measures are being imposed or offered by individual states, municipalities and regional agreements with the goal of reducing GHG emissions. In April 2024, the EPA finalized the GHG regulations and GHG guidelines that apply to new and existing fossil fuel fired EGUs. The final GHG regulation establishes CO2 limitations on emissions from new and reconstructed stationary combustion turbines. The GHG guidelines set CO2 emission limitations for existing coal, oil and gas-fired steam generating units. For new and reconstructed stationary combustion turbines, the emission limitations were developed by applying the Best System of Emission Reduction (BSER) to three distinct subcategories (low load, intermediate load and base load) taking into consideration the annual capacity factor of the stationary combustion turbine. For intermediate and base load stationary combustion turbines, BSER is assumed to be the utilization of highly efficient combustion turbine technology. Base load stationary combustion turbines are also required to consider the emissions reduction associated with the application of carbon capture and sequestration (CCS) beginning in 2032. For existing coal-fired EGUs, the emission limitations were established by applying the BSER to two subcategories (medium and long-term). For medium-term existing coal-fired units, which are units retiring between 2032 and 2038, the BSER established emission limitation is based on co-firing natural gas beginning in 2030. For units operating in 2039 and after, BSER is the application of CCS starting in 2032. In July 2024, the D.C. Circuit denied motions of stay filed by various states, industry and trade organizations; however, the D.C. Circuit has ordered expedited review of the challenges to the final regulations and guidelines. In December 2024, a three judge panel of the D.C. Circuit heard oral arguments on challenges to the merits of the rule.
Due to uncertainty regarding the implementation of these final rules and ongoing judicial review, the Evergy Companies are unable to accurately assess the impacts on their operations or consolidated financial results, but the cost to comply could be material.
Water
The Evergy Companies discharge some of the water used in generation and other operations containing substances deemed to be pollutants. In April 2024, the EPA finalized an update to the Effluent Limitation Guidelines (ELG) for steam electric power generating facilities to address the vacated limitations and prior reviews of the existing rule. Flue Gas Desulfurization (FGD) wastewater, bottom ash transport wastewater (BATW), coal residual leachate (CRL), and legacy wastewater are addressed in the rulemaking. FGD wastewater, BATW and CRL at operating facilities are required to achieve zero liquid discharge as soon as feasible and no later than December 2029. The Evergy Companies have reviewed the modifications to limitations on FGD wastewater and BATW and the Evergy Companies do not believe the impact to be material. The Evergy Companies are reviewing the limitations on CRL, its impact on their operations and financial results and believe the cost to comply will not be material. In June 2024, multiple legal challenges to the ELG were consolidated in the Eighth Circuit. In October 2024, the Eighth Circuit denied a motion to stay the ELG. Additional litigation is ongoing that could impact the timing or cost to comply.
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
In April 2024, the EPA finalized an expansion to the CCR regulations focused on legacy surface impoundments and historic placements of CCR. This regulation expands applicability of the 2015 CCR regulation to inactive landfills and beneficial use sites not previously regulated. Litigation could impact the timing or cost to comply.

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
Montrose Station CCRs
In January 2025, two lawsuits, including one seeking class certification, were filed in the Circuit Court of Henry County, Missouri against Evergy Metro and two other defendants alleging unspecified damages resulting from the defendants' alleged unlawful and negligent spreading of coal combustion residuals associated with the Montrose Station coal ash landfill. Montrose Station was a coal-fired generating facility which was operated by Evergy Metro until its closure in 2018. The cases are at preliminary stages and Evergy and Evergy Metro are unable to assess the outcome or reasonably estimate any possible damages with respect to the claims. However, Evergy and Evergy Metro believe the claims are without merit and intend to vigorously defend themselves.
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
Nuclear Property and Accidental Outage Insurance
The owners of Wolf Creek carry decontamination liability, nuclear property damage and premature nuclear decommissioning liability insurance for Wolf Creek totaling approximately $2.8 billion. Insurance coverage for non-nuclear property damage accidents total approximately $1.0 billion. In the event of an extraordinary nuclear accident, insurance proceeds must first be used for reactor stabilization and site decontamination in accordance with a plan mandated by the NRC. The Evergy Companies' share of any remaining proceeds can be used to pay for property damage or, if certain requirements are met, including decommissioning the plant, toward a shortfall in the nuclear decommissioning trust. The owners also carry additional insurance with NEIL to help cover costs of replacement power and other extra expenses incurred during a prolonged outage resulting from accidental property damage at Wolf Creek. If significant losses were incurred at any of the nuclear plants insured under the current NEIL policies, the owners of Wolf Creek may be subject to retrospective assessments under the current policies of approximately $26.1 million (Evergy's share is $24.6 million and each of Evergy Kansas Central's and Evergy Metro's is $12.3 million).

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
Contractual Commitments - Fuel and Power
The Evergy Companies' contractual commitments for fuel and power as of December 31, 2024 are detailed in the following tables. See Notes 9, 12 and 21 for information regarding pension, long-term debt and lease commitments, respectively.

Evergy
	2025	2026	2027	2028	2029	After 2029	Total
Purchase commitments	(millions)
Fuel	$247.3	$228.3	$120.7	$111.5	$109.6	$141.0	$958.4
Power	58.4	58.4	58.4	57.1	59.9	118.4	410.6
Total fuel and power commitments	$305.7	$286.7	$179.1	$168.6	$169.5	$259.4	$1,369.0

Evergy Kansas Central
	2025	2026	2027	2028	2029	After 2029	Total
Purchase commitments	(millions)
Fuel	$144.1	$132.2	$63.8	$59.0	$52.8	$70.6	$522.5
Power	0.9	0.9	0.9	0.9	0.9	0.4	4.9
Total fuel and power commitments	$145.0	$133.1	$64.7	$59.9	$53.7	$71.0	$527.4

Evergy Metro
	2025	2026	2027	2028	2029	After 2029	Total
Purchase commitments	(millions)
Fuel	$88.2	$83.6	$49.2	$50.5	$56.8	$70.4	$398.7
Power	29.2	29.2	29.2	29.2	29.2	79.4	225.4
Total fuel and power commitments	$117.4	$112.8	$78.4	$79.7	$86.0	$149.8	$624.1
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
As of December 31, 2024, Evergy has provided $794.0 million of credit support for certain of its subsidiaries as follows:
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
17. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
In the normal course of business, Evergy Kansas Central, Evergy Metro and Evergy Missouri West engage in related party transactions with one another. In addition, Evergy Kansas Central, Evergy Metro and Evergy Missouri West plan to engage in the construction of jointly-owned generation facilities. See Note 1 for a discussion of future planned investments. A summary of these related party transactions and the amounts associated with them is provided below.
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
The operating expenses and capital costs billed for jointly-owned plants and shared services are detailed in the following table.

	2024	2023	2022
	(millions)
Evergy Kansas Central billings to Evergy Missouri West	$29.6	$33.0	$32.7
Evergy Metro billings to Evergy Missouri West	111.3	124.6	140.5
Evergy Kansas Central billings to Evergy Metro	46.9	48.4	33.1
Evergy Metro billings to Evergy Kansas Central	144.6	132.9	238.4
Related Party Net Receivables and Payables
The following table summarizes Evergy Kansas Central's and Evergy Metro's related party net receivables and payables.

	December 31
	2024	2023
Evergy Kansas Central	(millions)
Net payable to Evergy	$(13.4)	$(274.5)
Net payable to Evergy Metro	(22.9)	(19.6)
Net receivable from Evergy Missouri West	23.0	11.3

Evergy Metro
Net receivable from Evergy	$16.8	$15.9
Net receivable from Evergy Kansas Central	22.9	19.6
Net receivable from Evergy Missouri West	86.2	91.9
Money Pool
Evergy Kansas Central, Evergy Metro and Evergy Missouri West are authorized to participate in the Evergy, Inc. money pool, which is an internal financing arrangement in which funds may be lent on a short-term basis between Evergy Kansas Central, Evergy Metro, Evergy Missouri West and Evergy, Inc. Evergy, Inc. can lend but not borrow under the money pool.

As of December 31, 2024, Evergy Kansas Central and Evergy Metro had no outstanding receivables or payables under the money pool. As of December 31, 2023, Evergy Kansas Central had a $261.4 million outstanding payable to Evergy, Inc. under the money pool. As of December 31, 2023, Evergy Metro had no outstanding receivables or payables under the money pool.
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

	December 31
	2024	2023
Evergy Kansas Central	(millions)
Income taxes receivable from Evergy	$11.4	$11.5

Evergy Metro
Income taxes payable to Evergy	$(10.0)	$(6.8)
18. SHAREHOLDERS' EQUITY
Evergy's authorized capital stock consists of 600 million shares of common stock, without par value, and 12 million shares of Preference Stock, without par value.
Evergy Registration Statements
In August 2024, Evergy filed an automatic shelf registration statement on Form S-3 with the SEC. Under this Form S-3, which is uncapped, Evergy may issue debt and other securities, including common stock, in the future with the amounts, prices and terms to be determined at the time of future offerings. The automatic registration statement was filed to replace a similar Form S-3 upon expiration of its three-year term. The shelf registration statement expires in August 2027.
In March 2024, Evergy registered shares of its common stock with the SEC for its Dividend Reinvestment and Direct Stock Purchase Plan. Shares issued under the plan may be either newly issued shares or shares purchased on the open market.
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
The master credit facility of Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West and the note purchase agreements for certain Evergy Missouri West senior notes contain covenants requiring the respective company to maintain a consolidated indebtedness to consolidated total capitalization ratio of not more than 0.65 to 1.00.
The Evergy, Inc. Junior Subordinated Notes issued in December 2024 permit Evergy to defer the payment of interest under certain circumstances. Making such an election would restrict Evergy's ability to declare or pay dividends, among other restrictions. As of December 31, 2024, Evergy has not elected to defer the payment of interest under the terms of the Junior Subordinated Notes. See Note 12 for additional information regarding the Junior Subordinated Notes.
As of December 31, 2024, Evergy's retained earnings and net income were free of restrictions, Evergy Kansas Central had a retained earnings restriction of $290.5 million and Evergy Metro had a retained earnings restriction of $464.9 million. As of December 31, 2024, Evergy's subsidiaries had restricted net assets of approximately $6.3 billion. These restrictions are not expected to affect the Evergy Companies' ability to pay dividends at the current level for the foreseeable future.
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

The following table summarizes the impact of Evergy Missouri West Storm Funding on Evergy's consolidated balance sheet as of December 31, 2024. There was no impact on Evergy's consolidated balance sheet as of December 31, 2023.

December 31
2024
Evergy	(millions)
Current assets
Regulatory assets	$15.9
Other	5.4
Other assets
Regulatory assets	294.5
Other	1.7
Current liabilities
Current maturities of long-term debt	16.2
Accrued interest	1.3
Long-term liabilities
Long-term debt, net	295.7
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
As of December 31, 2024 and 2023, Evergy and Evergy Kansas Central recorded $126.5 million and $133.6 million, respectively, to property, plant and equipment, net, on their consolidated balance sheets related to the VIE described above.
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

20. TAXES
Components of income tax expense are detailed in the following tables.

Evergy
	2024	2023	2022
Current income taxes	(millions)
Federal	$30.9	$25.3	$31.9
State	7.7	6.9	8.3
Total	38.6	32.2	40.2
Deferred income taxes
Federal	30.0	10.2	17.2
State	(31.4)	(21.7)	(3.4)
Total	(1.4)	(11.5)	13.8
Investment tax credit
Deferral	—	2.2	—
Amortization	(7.2)	(7.3)	(6.5)
Total	(7.2)	(5.1)	(6.5)
Income tax expense	$30.0	$15.6	$47.5

Evergy Kansas Central
	2024	2023	2022
Current income taxes	(millions)
Federal	$6.2	$27.8	$95.8
State	4.7	4.7	3.9
Total	10.9	32.5	99.7
Deferred income taxes
Federal	16.4	(29.3)	(78.7)
State	(11.3)	(7.4)	(4.6)
Total	5.1	(36.7)	(83.3)
Investment tax credit
Deferral	—	2.2	—
Amortization	(3.8)	(3.9)	(4.1)
Total	(3.8)	(1.7)	(4.1)
Income tax expense (benefit)	$12.2	$(5.9)	$12.3

Evergy Metro
	2024	2023	2022
Current income taxes	(millions)
Federal	$37.7	$13.2	$(21.9)
State	3.6	3.7	4.1
Total	41.3	16.9	(17.8)
Deferred income taxes
Federal	15.8	33.6	69.9
State	(13.0)	(7.8)	0.6
Total	2.8	25.8	70.5
Investment tax credit amortization	(3.2)	(3.5)	(2.4)
Income tax expense	$40.9	$39.2	$50.3

Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Evergy
	2024	2023	2022
Federal statutory income tax	21.0%	21.0%	21.0%
COLI policies	(1.3)	(1.9)	(1.2)
State income taxes	(2.2)	(1.9)	0.3
Flow through depreciation for plant-related differences	(6.0)	(8.0)	(8.4)
Federal tax credits	(7.0)	(6.2)	(4.0)
Non-controlling interest	(0.3)	(0.3)	(0.3)
AFUDC equity	(0.4)	(0.3)	(0.6)
Amortization of federal investment tax credits	(0.6)	(0.7)	(0.6)
Valuation allowance	—	0.4	—
Stock compensation	—	—	(0.2)
Officer compensation limitation	0.2	0.3	0.3
Other	(0.1)	(0.4)	(0.5)
Effective income tax rate	3.3%	2.0%	5.8%

Evergy Kansas Central
	2024	2023	2022
Federal statutory income tax	21.0%	21.0%	21.0%
COLI policies	(2.0)	(3.6)	(2.2)
State income taxes	(1.1)	(1.0)	(0.4)
Flow through depreciation for plant-related differences	(3.6)	(5.0)	(6.6)
Federal tax credits	(10.4)	(11.7)	(7.2)
Non-controlling interest	(0.4)	(0.7)	(0.6)
AFUDC equity	(0.5)	(0.4)	(0.4)
Amortization of federal investment tax credits	(0.4)	(0.6)	(0.5)
Valuation allowance	—	0.7	—
Stock compensation	—	—	(0.2)
Officer compensation limitation	—	—	0.1
Other	(0.5)	(0.3)	(0.2)
Effective income tax rate	2.1%	(1.6)%	2.8%

Evergy Metro
	2024	2023	2022
Federal statutory income tax	21.0%	21.0%	21.0%
COLI policies	(0.1)	(0.1)	(0.1)
State income taxes	(2.0)	(0.9)	0.9
Flow through depreciation for plant-related differences	(5.6)	(7.6)	(7.2)
Federal tax credits	(1.0)	(0.7)	(0.1)
AFUDC equity	(0.4)	(0.3)	(0.7)
Amortization of federal investment tax credits	(0.9)	(0.9)	(0.6)
Stock compensation	0.2	0.1	(0.2)
Officer compensation limitation	0.4	0.5	0.5
Other	(0.4)	(0.5)	(1.1)
Effective income tax rate	11.2%	10.6%	12.4%

Deferred Income Taxes
The tax effects of major temporary differences resulting in deferred income tax assets (liabilities) in the consolidated balance sheets is in the following table.

	December 31
	2024			2023
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Deferred tax assets:	(millions)
Tax credit carryforward	$393.2	$296.5	$95.3	$288.9	$242.7	$43.6
Income taxes refundable to customers, net	308.2	160.5	115.7	289.4	149.1	103.6
Deferred employee benefit costs	98.4	42.4	61.6	101.5	52.1	58.2
Net operating loss carryforward	4.4	—	—	22.5	—	—
Deferred state income taxes	132.2	95.7	32.8	141.0	99.2	36.2
Accrued liabilities	198.0	92.6	73.8	185.9	85.9	66.8
Other regulatory liabilities	92.4	62.8	8.0	132.0	86.4	17.1
Other	99.6	46.4	25.8	121.7	64.2	25.1
Total deferred tax assets before valuation allowance	1,326.4	796.9	413.0	1,282.9	779.6	350.6
Valuation allowances	(6.9)	(2.7)	—	(14.8)	(2.7)	—
Total deferred tax assets, net	1,319.5	794.2	413.0	1,268.1	776.9	350.6
Deferred tax liabilities:
Plant-related	(2,844.9)	(1,407.6)	(1,030.5)	(2,818.4)	(1,397.1)	(1,030.2)
Deferred employee benefit costs	(0.5)	—	—	(11.1)	(10.6)	—
ARO regulatory assets	(177.2)	(76.4)	(68.4)	(159.1)	(67.2)	(60.3)
Acquisition premium	(34.2)	(34.2)	—	(37.4)	(37.4)	—
Other regulatory assets	(200.6)	(31.3)	(39.5)	(231.3)	(43.6)	(34.1)
Other	(97.8)	(50.3)	(29.9)	(108.7)	(65.2)	(23.2)
Total deferred tax liabilities	(3,355.2)	(1,599.8)	(1,168.3)	(3,366.0)	(1,621.1)	(1,147.8)
Net deferred income tax liabilities	$(2,035.7)	$(805.6)	$(755.3)	$(2,097.9)	$(844.2)	$(797.2)
Tax Credit Carryforwards
As of December 31, 2024 and 2023, Evergy had $388.3 million and $284.1 million, respectively, of federal general business income tax credit carryforwards.  As of December 31, 2024 and 2023, Evergy Kansas Central had $291.6 million and $237.9 million, respectively, of federal general business income tax credit carryforwards. As of December 31, 2024 and 2023, Evergy Metro had $95.3 million and $43.6 million, respectively, of federal general business income tax credit carryforwards.  The carryforwards for Evergy, Evergy Kansas Central and Evergy Metro relate primarily to PTCs and research and development tax credits and expire in the years 2025 to 2044. Approximately $0.1 million of Evergy's credits are related to Low Income Housing credits that were acquired in the acquisition of Evergy Missouri West.
The Evergy Companies' federal general business income tax credit carryforwards include PTCs related to the generation of electricity from nuclear energy. As of December 31, 2024, Evergy, Evergy Kansas Central and Evergy Metro had $132.3 million, $65.1 million and $67.2 million, respectively, of nuclear energy PTCs. Beginning in 2024, nuclear units, including Wolf Creek, are eligible for a production tax credit through 2032. The credit is for $15.00 per MWh and is subject to a phase-out when gross receipts from the facility are between $25.00 per MWh and $43.75 per MWh. The credit may be used to offset Evergy's income tax liability or be transferred to an unrelated third party. The Evergy Companies have estimated the credit based on the existing Internal Revenue Service (IRS) regulations. The IRS is expected to provide guidance regarding the type of revenue to be included in the computation of gross receipts in 2025 and any changes would be reflected subsequently in the estimate. The

Evergy Companies have recorded a regulatory liability for these tax credits as the benefits are expected to be returned to customers as a reduction to revenue in future regulatory proceedings.
The year of origin of Evergy's, Evergy Kansas Central's and Evergy Metro's related tax benefit amounts for federal tax credit carryforwards as of December 31, 2024 are detailed in the following table.

	Amount of Benefit
Year of Origin	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
2007	$0.1	$—	$—
2018	2.1	2.0	0.1
2019	37.7	30.8	6.7
2020	35.9	28.5	7.2
2021	31.7	28.1	3.5
2022	34.7	31.7	2.6
2023	49.8	45.3	4.3
2024	196.3	125.2	70.9
	$388.3	$291.6	$95.3
As of December 31, 2024 and 2023, Evergy had $4.9 million and $4.8 million of tax benefits, respectively, related to state income tax credit carryforwards. As of December 31, 2024 and 2023, Evergy Kansas Central had $4.9 million and $4.8 million of tax benefits, respectively, related to state income tax credit carryforwards. The state income tax credits relate primarily to the Kansas high performance incentive program tax credits and expire in the years 2038 to 2039. Due to the elimination of the Kansas corporate income tax for utilities, Evergy and Evergy Kansas Central expect a portion of these state NOL carryforwards to expire unutilized and have provided a valuation allowance against $2.7 million of the state tax benefits.

Net Operating Loss Carryforwards
As of December 31, 2023, Evergy had $17.2 million of tax benefits related to federal net operating loss (NOL) carryforwards.  Any unutilized federal NOL carryforwards expired in 2024.
In addition, Evergy also had deferred tax benefits of $4.4 million and $5.3 million related to state NOLs as of December 31, 2024 and 2023, respectively.  The state NOL carryforwards expire in years 2025 to 2042. Evergy does not expect to utilize $4.2 million of NOLs before the expiration date of the carryforwards of NOLs in certain states. Therefore, a valuation allowance has been provided against $4.2 million of state tax benefits.
Valuation Allowances
Evergy is required to assess the ultimate realization of deferred tax assets using a "more likely than not" assessment threshold.  This assessment takes into consideration tax planning strategies within Evergy's control.  As a result of this assessment, Evergy has established a partial valuation allowance for state tax NOL carryforwards and tax credit carryforwards. During 2024, $7.9 million of tax benefits was recorded in continuing operations primarily related to federal and state NOLs that expired. The tax benefits were offset by the reduction in related deferred tax assets.
Uncertain Tax Positions
Evergy is considered open to U.S. federal examination for years after 2009 due to the carryforward of net operating losses and general business income tax credits. With few exceptions, Evergy is no longer subject to state and local tax examinations by tax authorities for years before 2021. As of December 31, 2024, Evergy does not have any significant income tax issues under examination and does not have any uncertain tax positions recorded.

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
The Evergy, Evergy Kansas Central and Evergy Metro leases have remaining terms ranging from 1 to 14 years, 1 to 14 years and 1 to 9 years, respectively. Leases that have original lease terms of twelve months or less are not recognized on the Evergy Companies’ balance sheets. Some leases have options to renew the lease or terminate early at the election of the Evergy Companies. Judgment is applied at lease commencement to determine the reasonably certain lease term based on then-current assumptions about use of the leased asset, market conditions and terms in the contract. The judgment applied to determine the lease term can significantly impact the measurement of the lease liability and right-of-use asset and lease classification.
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
The Evergy Companies' lease expense is detailed in the following tables.

Evergy	2024	2023	2022
Finance lease costs	(millions)
Amortization of right-of-use assets	$11.1	$6.1	$5.3
Interest on lease liabilities	2.5	2.3	2.4
Operating lease costs	24.0	20.5	21.9
Short-term lease costs	3.5	4.0	4.9
Variable lease costs for renewable purchase power agreements	210.3	266.5	318.0
Total lease costs	$251.4	$299.4	$352.5

Evergy Kansas Central	2024	2023	2022
Finance lease costs	(millions)
Amortization of right-of-use assets	$8.3	$5.5	$4.7
Interest on lease liabilities	2.2	2.2	2.2
Operating lease costs	12.3	10.0	12.1
Short-term lease costs	1.2	1.5	1.4
Variable lease costs for renewable purchase power agreements	71.0	122.6	155.2
Total lease costs	$95.0	$141.8	$175.6

Evergy Metro	2024	2023	2022
Finance lease costs	(millions)
Amortization of right-of-use assets	$2.3	$0.5	$0.5
Interest on lease liabilities	0.2	0.1	0.1
Operating lease costs	9.5	8.6	8.7
Short-term lease costs	1.9	2.2	3.3
Variable lease costs for renewable purchase power agreements	103.9	107.5	122.6
Total lease costs	$117.8	$118.9	$135.2
Supplemental cash flow information related to the Evergy Companies' leases is detailed in the following tables.

Evergy	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:	(millions)
Operating cash flows from operating leases	$24.9	$20.1	$21.1
Operating cash flows from finance leases	2.5	2.3	2.4
Financing cash flows from finance leases	11.7	6.6	5.9
Right-of-use assets obtained in exchange for new finance lease liabilities	17.0	11.9	7.0
Right-of-use assets obtained in exchange for new operating lease liabilities	7.2	20.1	12.2

Evergy Kansas Central	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:	(millions)
Operating cash flows from operating leases	$12.3	$9.9	$11.4
Operating cash flows from finance leases	2.2	2.1	2.2
Financing cash flows from finance leases	8.7	5.7	5.1
Right-of-use assets obtained in exchange for new finance lease liabilities	13.2	10.2	7.0
Right-of-use assets obtained in exchange for new operating lease liabilities	5.2	9.2	12.0

Evergy Metro	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:	(millions)
Operating cash flows from operating leases	$11.7	$9.7	$9.3
Operating cash flows from finance leases	0.2	0.1	0.1
Financing cash flows from finance leases	2.5	0.8	0.7
Right-of-use assets obtained in exchange for new finance lease liabilities	2.6	1.7	—
Right-of-use assets obtained in exchange for new operating lease liabilities	1.9	9.9	0.2

Other pertinent information related to the Evergy Companies' leases is detailed in the following tables.

Evergy	2024	2023
	(dollars in millions)
Right-of-use assets under finance leases included in property, plant and equipment, net, on the consolidated balance sheets	$356.9	$323.7
Right-of-use assets under operating leases included in other assets on the consolidated balance sheets	58.3	71.1
Weighted-average remaining lease term (years)
Finance leases	8.3	11.0
Operating leases	5.4	5.9
Weighted average discount rate
Finance leases	5.3%	5.5%
Operating leases	4.4%	3.2%

Evergy Kansas Central	2024	2023
	(dollars in millions)
Right-of-use assets under finance leases included in property, plant and equipment, net, on the consolidated balance sheets	$84.5	$63.5
Right-of-use assets under operating leases included in other assets on the consolidated balance sheets	17.4	22.8
Weighted-average remaining lease term (years)
Finance leases	9.1	11.4
Operating leases	2.7	3.3
Weighted average discount rate
Finance leases	5.3%	5.6%
Operating leases	3.8%	4.1%

Evergy Metro	2024	2023
	(dollars in millions)
Right-of-use assets under finance leases included in property, plant and equipment, net, on the consolidated balance sheets	$13.0	$2.9
Right-of-use assets under operating leases included in other assets on the consolidated balance sheets	29.3	35.5
Weighted-average remaining lease term (years)
Finance leases	5.3	6.0
Operating leases	6.6	7.2
Weighted average discount rate
Finance leases	5.2%	5.8%
Operating leases	5.0%	2.5%

Finance Leases
Right-of-use assets for finance leases are included in property, plant and equipment on the Evergy Companies' balance sheets. Lease liabilities for finance leases are included in other current and other long-term liabilities. Payments and other supplemental information for finance leases as of December 31, 2024, are detailed in the following table.

	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
2025	$16.4	$12.5	$2.9
2026	15.6	11.8	2.8
2027	15.2	11.4	2.8
2028	14.2	10.8	2.6
2029	10.3	8.4	1.4
After 2029	37.1	34.8	1.8
Total finance lease payments	108.8	89.7	14.3
Amounts representing imputed interest	(20.5)	(18.9)	(1.3)
Present value of lease payments	88.3	70.8	13.0
Less: current portion	(13.3)	(9.8)	(2.6)
Total long-term obligations under finance leases	$75.0	$61.0	$10.4
Operating Leases
Right-of-use assets for operating leases are included in other long-term assets on the Evergy Companies' balance sheets. Lease liabilities for operating leases are included in other current and other long-term liabilities. Lease payments and other supplemental information for operating leases as of December 31, 2024, are detailed in the following table.

	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
2025	$18.3	$8.9	$9.1
2026	13.7	5.8	7.5
2027	11.1	4.3	6.5
2028	8.0	2.4	5.4
2029	5.2	0.3	4.9
After 2029	13.3	—	13.3
Total operating lease payments	69.6	21.7	46.7
Amounts representing imputed interest	(11.9)	(4.6)	(7.1)
Present value of lease payments	57.7	17.1	39.6
Less: current portion	(14.6)	(6.9)	(7.4)
Total long-term obligations under operating leases	$43.1	$10.2	$32.2

22. SEGMENT INFORMATION
Evergy's chief operating decision maker is Evergy's President and Chief Executive Officer. The chief operating decision maker assesses Evergy's performance based on consolidated net income attributable to Evergy, Inc. (i.e., Evergy operates in a single reportable segment) and uses consolidated net income attributable to Evergy, Inc. to make resource allocation decisions and to compare actual results to budget. The measures of segment assets and expenditures for additions to long-lived assets are reported as total assets on the consolidated balance sheet and additions to property, plant and equipment on the consolidated statement of cash flows, respectively. See Note 1 for additional information regarding the operations of Evergy. This segment information is detailed in the following table.

	2024	2023	2022
	(millions)
OPERATING REVENUES	$5,847.3	$5,508.2	$5,859.1
Less:
Fuel and purchased power	1,479.9	1,494.8	1,821.2
SPP network transmission costs	370.9	302.6	323.0
Operating and maintenance:
Operations and customer	616.3	594.8	656.9
Support	143.6	133.5	143.2
Other segment items, including benefit costs(a)	202.0	217.0	285.2
Depreciation and amortization	1,114.0	1,076.5	929.4
Taxes other than income tax	452.6	406.6	398.1
Sibley Unit 3 impairment loss and other regulatory disallowances	—	—	34.9
Interest expense	563.1	525.8	404.0
Income tax expense	30.0	15.6	47.5
Net income attributable to noncontrolling interests	12.3	12.3	12.3
Plus:
Total other income (expense), net	3.1	(4.8)	(58.0)
Equity in earnings of equity method investees, net of income taxes	7.8	7.4	7.3
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$873.5	$731.3	$752.7
(a) Other segment items include benefits expense associated with Operations, Customer and Support employees, regulatory amortization expense, expense associated with energy efficiency programs and bad debt expense, among other items.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Evergy.  Under the supervision and with the participation of Evergy’s chief executive officer and chief financial officer, management evaluated the effectiveness of Evergy’s internal control over financial reporting as of December 31, 2024.  Management used for this evaluation the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.
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
Management has concluded that, as of December 31, 2024, Evergy’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework.  Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued its attestation report on Evergy’s internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Evergy, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Evergy, Inc. and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2024, of the Company and our report dated February 26, 2025, expressed an unqualified opinion on those financial statements.
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
February 26, 2025

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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Kansas Central's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Evergy Kansas Central.  Under the supervision and with the participation of Evergy Kansas Central’s chief executive officer and chief financial officer, management evaluated the effectiveness of Evergy Kansas Central’s internal control over financial reporting as of December 31, 2024. Management used for this evaluation the framework in Internal Control - Integrated Framework (2013) issued by the COSO of the Treadway Commission.
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
Management has concluded that, as of December 31, 2024, Evergy Kansas Central’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework.
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

Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Metro's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Evergy Metro.  Under the supervision and with the participation of Evergy Metro’s chief executive officer and chief financial officer, management evaluated the effectiveness of Evergy Metro’s internal control over financial reporting as of December 31, 2024.  Management used for this evaluation the framework in Internal Control - Integrated Framework (2013) issued by the COSO of the Treadway Commission.
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
Management has concluded that, as of December 31, 2024, Evergy Metro’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework.
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
Securities Trading Plans of Directors and Executive Officers
For the three months ended December 31, 2024, no director or officer has adopted, terminated or modified a Rule 10b5-1 plan or non-rule 10b5-1 trading arrangement required to be disclosed under Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
Information required by Items 10-14 of Part III of this Form 10-K with respect to Evergy will be included in an amendment to this Form 10-K, or incorporated by reference to Evergy's definitive proxy statement with respect to its 2025 Annual Meeting of Shareholders (Proxy Statement) on or before April XX, 2025.
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
Evergy and its subsidiaries have adopted a Securities Trading Policy which governs transactions in Evergy's and its subsidiaries' securities by directors, officers, employees and others as defined in the Securities Trading Policy. The Securities Trading Policy does not address transactions in Evergy's and its subsidiaries' securities by Evergy or its subsidiaries themselves; however, pursuant to the Code of Ethics, which, among other items, requires Evergy and its subsidiaries to comply with all laws and regulations, it is the policy of Evergy and its subsidiaries to comply with applicable securities laws and regulations with respect to any such transactions. A copy of the Securities Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
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
Equity Compensation Plans
The Evergy Long-Term Incentive Plan permits the grant of restricted stock, restricted stock units, bonus shares, stock options, stock appreciation rights, director shares, director deferred share units, performance shares and other stock-based awards to directors, officers and other employees of Evergy.

The following table provides information, as of December 31, 2024, regarding the number of common shares to be issued upon exercise of outstanding options, warrants and rights, their weighted average exercise price, and the number of shares of common stock remaining available for future issuance. The table excludes shares issued or issuable under any defined contribution savings plans.

Number of securities
	Number of		remaining available
	securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (3)
Evergy Long-Term Incentive Plan	1,115,665 (1)	$— (2)	6,034,239
Equity compensation plans not approved by security holders	—	—	—
Total	1,115,665 (1)	$— (2)	6,034,239
(1)Includes 306,655 RSUs with time-based requirements, 630,687 RSUs with performance measures at target performance levels and director deferred share units for 178,323 shares of Evergy common stock outstanding at December 31, 2024.
(2)The RSUs, RSAs and director deferred share units have no exercise price and therefore are not reflected in the weighted-average exercise price.
(3) As of December 31, 2024, there were approximately 172,690 units outstanding that were deferred pursuant to the Evergy Kansas Central, Inc. non-employee deferred compensation program. Deferred units will continue to receive deferred dividend equivalents in the form of additional deferred units until payouts pursuant to elections begin.
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

Evergy Kansas Central and Evergy Metro
The Audit Committee of the Evergy Board functions as the Audit Committee of Evergy Kansas Central and Evergy Metro. The following tables set forth the aggregate fees billed, or expected to be billed, by Deloitte & Touche LLP for audit services rendered in connection with the consolidated financial statements and reports for 2024 and 2023 and for other services rendered during 2024 and 2023 on behalf of Evergy Kansas Central and Evergy Metro, as well as all out-of-pocket costs incurred in connection with these services:

Evergy Kansas Central	2024	2023
Fee Category
Audit Fees	$1,891,984	$1,940,500
Audit-Related Fees	27,000	25,000
Tax Fees	16,380	8,222
All Other Fees	—	—
Total Fees	$1,935,364	$1,973,722

Evergy Metro	2024	2023
Fee Category
Audit Fees	$1,393,290	$1,407,100
Audit-Related Fees	27,000	25,000
Tax Fees	11,171	16,138
All Other Fees	—	—
Total Fees	$1,431,461	$1,448,238
Audit Fees: Consists of fees billed, or expected to be billed, for professional services rendered for the audits of the annual consolidated financial statements of Evergy Kansas Central and Evergy Metro and reviews of the interim consolidated financial statements included in quarterly reports. Audit fees also include: services provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements; audit reports on audits of the effectiveness of internal control over financial reporting and other attest services, except those not required by statute or regulation; services related to filings with the SEC, including comfort letters, consents and assistance with and review of documents filed with the SEC; and accounting research in support of the audit.
Audit-Related Fees: Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of consolidated financial statements of Evergy Kansas Central and Evergy Metro and are not reported under "Audit Fees." These services include consultation concerning financial accounting and reporting standards.
Tax Fees: Consists of fees billed for tax compliance and related support of tax returns and other tax services, including assistance with tax research and planning.
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements

Evergy, Inc.		Page No.

a.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022	74

b.	Consolidated Balance Sheets - December 31, 2024 and 2023	75

c.	Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	77

d.	Consolidated Statements of Changes in Equity for the years ended December 31, 2024, 2023 and 2022	78

e.	Notes to Consolidated Financial Statements	89

f.	Report of Independent Registered Public Accounting Firm	68

Evergy Kansas Central, Inc.

g.	Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022	79

h.	Consolidated Balance Sheets - December 31, 2024 and 2023	80

i.	Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	82

j.	Consolidated Statements of Changes in Equity for the years ended December 31, 2024, 2023 and 2022	83

k.	Notes to Consolidated Financial Statements	89

l.	Report of Independent Registered Public Accounting Firm	70

Evergy Metro, Inc.

m.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022	84

n.	Consolidated Balance Sheets - December 31, 2024 and 2023	85

o.	Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	87

p.	Consolidated Statements of Changes in Equity for the years ended December 31, 2024, 2023 and 2022	88

q.	Notes to Consolidated Financial Statements	89

r.	Report of Independent Registered Public Accounting Firm	72

Financial Statement Schedules

	Evergy, Inc.

a.	Schedule I - Parent Company Financial Statements	184

b.	Schedule II - Valuation and Qualifying Accounts and Reserves	188

	Evergy Kansas Central, Inc.
c.	Schedule II - Valuation and Qualifying Accounts and Reserves	188

	Evergy Metro, Inc.

d.	Schedule II - Valuation and Qualifying Accounts and Reserves	189

Exhibits

Exhibit Number		Description of Document	Registrant

2.1	*
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
Supplemental Indenture No. 4, dated as of December 5, 2024, by and between Evergy, Inc. (as successor to Great Plains Energy Incorporated) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy's Form 8-K filed on December 5, 2024).
Evergy

4.14	*
Indenture, dated August 24, 2001, between Evergy Missouri West, Inc. (formerly Aquila, Inc.) and BankOne Trust Company, N.A., as trustee (Exhibit 4(d) to Registration Statement on Form S-3 (File No. 333-68400) filed by Aquila, Inc. on August 27, 2001).
Evergy

4.15	*
Second Supplemental Indenture, dated July 3, 2002, between Missouri West, Inc. (formerly Aquila, Inc.) and BankOne Trust Company, N.A., as trustee (Exhibit 4(c) to Form S-4 (File No. 333-100204) filed by Aquila, Inc. on September 30, 2002).
Evergy

4.16	*
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
Evergy Evergy Metro

4.20	*
Eleventh Supplemental Indenture, dated August 15, 2005, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.2 to Evergy Metro's Form 10-Q for the quarter ended September 30, 2005).
Evergy Evergy Metro

4.21	*
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
Evergy Evergy Metro

4.23	*
Fifteenth Supplemental Indenture, dated June 30, 2011, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.1 to Evergy Metro's Form 10-Q for the quarter ended June 30, 2011).
Evergy Evergy Metro

4.24	*
Sixteenth Supplemental Indenture, March 1, 2019, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) UMB Bank N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.3 to Evergy's Form 8-K filed on March 14, 2019).
Evergy Evergy Metro

4.25	*
Seventeenth Supplemental Indenture, dated March 27, 2019, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.1 to Evergy's Form 8-K filed on March 27, 2019).
Evergy Evergy Metro

4.26	*
Eighteenth Supplemental Indenture, dated as of May 26, 2020, between Evergy Metro and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.1 to Evergy's Form 8-K filed on May 26, 2020).
Evergy Evergy Metro

4.27	*
Indenture, dated December 1, 2000, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York, as trustee (Exhibit 4(a) to Evergy Metro's Form 8-K filed on December 18, 2000).
Evergy Evergy Metro

4.28	*
Indenture, dated March 1, 2002, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York, as trustee (Exhibit 4.1.b. to Evergy Metro's Form 10-Q for the quarter ended March 31, 2002).
Evergy Evergy Metro

4.29	*
Supplemental Indenture No. 1, dated November 15, 2005, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York, as trustee (Exhibit 4.2.j to Evergy Metro's Form 10-K for the year ended December 31, 2005).
Evergy Evergy Metro

4.30	*
Supplemental Indenture No. 2, dated March 1, 2019, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York Mellon, as trustee (Exhibit 4.2 to Evergy's Form 8-K filed on March 14, 2019).
Evergy Evergy Metro

4.31	*
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
Evergy Evergy Metro

4.33	*
Supplemental Indenture No. 2, dated March 11, 2008, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.2 to Evergy Metro's Form 8-K filed on March 11, 2008).
Evergy Evergy Metro

4.34	*
Supplemental Indenture No. 3, dated September 20, 2011, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York Mellon Trust Company, N.A., trustee (Exhibit 4.1 to Evergy Metro's Form 8-K filed on September 20, 2011).
Evergy Evergy Metro

4.35	*
Supplemental Indenture No. 4, dated March 14, 2013, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York Mellon Trust Company, N.A., trustee (Exhibit 4.1 to Evergy Metro's Form 8-K filed on March 14, 2013).
Evergy Evergy Metro

4.36	*
Supplemental Indenture No. 5, dated August 18, 2015, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York Mellon Trust Company, N.A., trustee (Exhibit 4.1 to Evergy Metro's Form 8-K filed on August 18, 2015).
Evergy Evergy Metro

4.37	*
Supplemental Indenture No. 6, dated June 15, 2017, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Metro's Form 8-K filed on June 15, 2017).
Evergy Evergy Metro

4.38	*
Supplemental Indenture No. 7, dated March 1, 2018, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Metro's Form 8-K filed on March 1, 2018).
Evergy Evergy Metro

4.39	*
Supplemental Indenture No. 8, dated March 1, 2019, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Metro's Form 8-K filed on March 14, 2019).
Evergy Evergy Metro

4.40	*
Note Purchase Agreement, dated August 16, 2013, among Evergy Missouri West, Inc. (formerly KCP&L Greater Missouri Operations Company), Evergy, Inc. and the purchasers party thereto (Exhibit 4.1 to Great Plains Energy's Form 8-K filed on August 19, 2013).
Evergy

4.41	*
Note Purchase Agreement dated February 12, 2019, among Evergy Missouri West, Inc. (formerly KCP&L Greater Missouri Operations Company), Evergy, Inc. and the purchasers party thereto (Exhibit 4.5 to Evergy's Form 10-Q for the quarter ended March 31, 2019).
Evergy

4.42	*
Note Purchase Agreement, dated April 20, 2021, among Evergy Missouri West, Inc. (formerly KCP&L Greater Missouri Operations Company), Evergy, Inc. and the purchasers party thereto (Exhibit 4.1 to Evergy's 8-K filed on April 20, 2021).
Evergy

4.43	*
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
Evergy Evergy Kansas Central

4.49	*
Thirty-Second Supplemental Indenture, dated April 15, 1994, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc. and Western Resources, Inc.) and Harris Trust and Savings Bank, as trustee (Exhibit 4(s) to Evergy Kansas Central's Form 10-K for the fiscal year ended December 31, 1994).
Evergy Evergy Kansas Central

4.50	*
Thirty-Fourth Supplemental Indenture, dated June 28, 2000, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc. and Western Resources, Inc.) and Harris Trust and Savings Bank, as trustee (Exhibit 4(v) to Evergy Kansas Central's Form 10-K for the fiscal year ended December 31, 2000).
Evergy Evergy Kansas Central

4.51	*
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
Evergy Evergy Kansas Central

4.53	*
Thirty-Ninth Supplemental Indenture, dated June 30, 2005, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and BNY Midwest Trust Company, as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on July 1, 2005).
Evergy Evergy Kansas Central

4.54	*
Forty-Second Supplemental Indenture, dated March 1, 2012, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on February 29, 2012).
Evergy Evergy Kansas Central

4.55	*
Forty-Second Supplemental (Reopening) Indenture, dated May 17, 2012, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on May 16, 2012).
Evergy Evergy Kansas Central

4.56	*
Forty-Third Supplemental Indenture, dated March 28, 2013, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on March 22, 2013).
Evergy Evergy Kansas Central

4.57	*
Forty-Fourth Supplemental Indenture, dated August 19, 2013, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on August 14, 2013).
Evergy Evergy Kansas Central

4.58	*
Forty-Fifth Supplemental Indenture, dated November 13, 2015, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on November 6, 2015).
Evergy Evergy Kansas Central

4.59	*
Forty-Sixth Supplemental Indenture, dated June 20, 2016, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on June 17, 2016).
Evergy Evergy Kansas Central

4.60	*
Forty-Seventh Supplemental Indenture, dated March 6, 2017, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on March 3, 2017).
Evergy Evergy Kansas Central

4.61	*
Forty-Eighth Supplemental Indenture, dated June 4, 2018, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on June 4, 2018).
Evergy Evergy Kansas Central

4.62	*
Forty-Ninth Supplemental Indenture, dated August 19, 2019, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on August 19, 2019).
Evergy Evergy Kansas Central

4.63	*
Fiftieth Supplemental Indenture, dated as of April 9, 2020, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on April 9, 2020).
Evergy Evergy Kansas Central

4.64	*
Senior Indenture, dated August 1, 1998, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and Deutsche Bank Trust Company Americas, as trustee, including Form of Senior Note (Exhibit 4.1 to Evergy Kansas Central's Form 10-Q for the quarter ended June 30, 1998).
Evergy Evergy Kansas Central

4.65	*
Form of Subordinated Indenture between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee, including Form of Subordinated Note (Exhibit 4.3 to Evergy Kansas Central's Form S-3 filed on March 18, 2016 (No. 333-210266)).
Evergy Evergy Kansas Central

4.66	*	Description of Securities (Exhibit 4.64 to Evergy, Inc.'s Form 10-K for the fiscal year ended December 31, 2020).	Evergy Evergy Kansas Central Evergy Metro

4.67	*	First Mortgage Indenture and Deed of Trust, dated as of March 1, 2022, between Evergy Missouri West, Inc. and UMB Bank, N.A., as trustee (Exhibit 4.1 to Evergy's Form 8-K filed on March 7, 2022).	Evergy

4.68	*	First Supplemental Indenture dated as of March 1, 2022, between Evergy Missouri West, Inc. and UMB Bank, N.A., as trustee (Exhibit 4.2 to Evergy's Form 8-K filed on March 7, 2022).	Evergy

4.69	*
Fifty-First Supplemental Indenture, dated as of March 14, 2023, between Evergy Kansas Central, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy's Form 8-K filed on March 14, 2023).
Evergy Evergy Kansas Central

4.70	*
Nineteenth Supplemental Indenture, dated as of April 4, 2023, between Evergy Metro and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.1 to Evergy's Form 8-K filed on April 6, 2023).
Evergy Evergy Metro

4.71	*
Fifty-Second Supplemental Indenture, dated as of November 15, 2023, between Evergy Kansas Central, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy's Form 8-K filed on November 15, 2023).
Evergy Evergy Kansas Central

4.72	*
Indenture, dated as of December 7, 2023 by and between Evergy, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, and form of global note included therein (Exhibit 4.1 to Evergy's Form 8-K filed on December 7, 2023).
Evergy

4.73	*
Twentieth Supplemental Indenture, dated as of December 1, 2023, between Evergy Metro, Inc. and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.3.13 to Evergy Metro's Form S-3 filed on August 16, 2024 (No. 333-281614-01).
Evergy Evergy Metro

4.74	*
Twenty-First Supplemental Indenture, dated as of April 5, 2024, by and between Evergy Metro and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.1 to Evergy's Form 8-K filed on April 5, 2024).
Evergy Evergy Metro

4.75	*
Supplemental Indenture No. 4, dated as of December 5, 2024, by and among Great Plains Energy Incorporated, Evergy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy's Form 8-K filed on December 5, 2024.
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
Evergy Evergy Metro Evergy Kansas Central

10.3	*+	Form of Evergy, Inc. 2021 Performance-Based Restricted Stock Unit Agreement. (Exhibit 10.21 to Evergy's Form 10-K for the fiscal year ended December 31, 2020).	Evergy Evergy Metro Evergy Kansas Central

10.4	*+	Form of Evergy, Inc. 2021 Time-Based Restricted Stock Unit Agreement. (Exhibit 10.22 to Evergy's Form 10-K for the fiscal year ended December 31, 2020).	Evergy Evergy Metro Evergy Kansas Central

10.5	*+	Form of Evergy, Inc. 2022 Performance-Based Restricted Stock Unit Agreement (Exhibit 10.19 to Evergy's Form 10-K for the fiscal year ended December 31, 2021).	Evergy Evergy Metro Evergy Kansas Central

10.6	*+	Form of Evergy, Inc. 2022 Time-Based Restricted Stock Unit Agreement (Exhibit 10.20 to Evergy's Form 10-K for the fiscal year ended December 31, 2021).	Evergy Evergy Metro Evergy Kansas Central

10.7	*+	Form of Evergy, Inc. 2023 Performance-Based Restricted Stock Unit Agreement (Exhibit 10.9 to Evergy's Form 10-K for the fiscal year ended December 31, 2022).	Evergy Evergy Metro Evergy Kansas Central

10.8	*+	Form of Evergy, Inc. 2023 Time-Based Restricted Stock Unit Agreement (Exhibit 10.10 to Evergy's Form 10-K for the fiscal year ended December 31, 2022).	Evergy Evergy Metro Evergy Kansas Central

10.9	*+	Evergy, Inc. Long-Term Incentive Plan (Appendix C to Evergy, Inc.'s Definitive Proxy Statement on Schedule 14A filed on March 23, 2022).	Evergy Evergy Metro Evergy Kansas Central

10.10	*+	Evergy, Inc. 2023 Annual Incentive Plan (Exhibit 10.13 to Evergy's Form 10-K for the fiscal year ended December 31, 2022).	Evergy Evergy Metro Evergy Kansas Central

10.11	*+	Form of Evergy, Inc. 2024 Time-Based Restricted Stock Unit Agreement (Cliff Vesting) (Exhibit 10.11 to Evergy's Form 10-K for the fiscal year ended December 31, 2023).	Evergy Evergy Metro Evergy Kansas Central

10.12	*+	Form of Evergy, Inc. 2024 Time-Based Restricted Stock Unit Agreement (Tranche Vesting) (Exhibit 10.12 to Evergy's Form 10-K for the fiscal year ended December 31, 2023).	Evergy Evergy Metro Evergy Kansas Central

10.13	*+	Form of Evergy, Inc. 2024 Performance-Based Restricted Stock Unit Agreement (Exhibit 10.13 to Evergy's Form 10-K for the fiscal year ended December 31, 2023).	Evergy Evergy Metro Evergy Kansas Central

10.14	*+	Evergy, Inc. 2024 Annual Incentive Plan (Exhibit 10.14 to Evergy's Form 10-K for the fiscal year ended December 31, 2023).	Evergy Evergy Metro Evergy Kansas Central

10.15	+	Form of Evergy, Inc. 2025 Time-Based Restricted Stock Unit Agreement (Cliff Vesting)	Evergy Evergy Metro Evergy Kansas Central

10.16	+	Form of Evergy, Inc. 2025 Time-Based Restricted Stock Unit Agreement (Tranche Vesting)	Evergy Evergy Metro Evergy Kansas Central

10.17	+	Form of Evergy, Inc. 2025 Performance-Based Restricted Stock Unit Agreement	Evergy Evergy Metro Evergy Kansas Central

10.18	+	Evergy, Inc. 2025 Annual Incentive Plan	Evergy Evergy Metro Evergy Kansas Central

10.19	*+	David A. Campbell Offer Letter, dated December 3, 2020 (Exhibit 10.1 to Evergy's Form 8-K filed on December 8, 2020).	Evergy Evergy Metro Evergy Kansas Central

10.20	*+	Form of Time-Based Restricted Stock Award Agreement for David A. Campbell (Exhibit 10.3 to Evergy's Form 8-K/A filed on December 22, 2020).	Evergy Evergy Metro Evergy Kansas Central

10.21	*+	W. Bryan Buckler Offer Letter, dated August 18, 2024 (Exhibit 10.1 to Evergy's Form 8-K filed on August 26, 2024).	Evergy Evergy Metro Evergy Kansas Central

10.22	*+	Form of Indemnification Agreement with Evergy, Inc. officers and directors (Exhibit 10.2 to Evergy's Form 10-Q for the quarter ended September 30, 2018).	Evergy Evergy Metro Evergy Kansas Central

10.23	*+	Form of Evergy, Inc. Amended and Restated Change-in-Control Severance Agreement (Exhibit 10.20 to Evergy's Form 10-K for the fiscal year ended December 31, 2023).	Evergy Evergy Metro Evergy Kansas Central

10.24	*+	Evergy, Inc. Executive Severance Plan, dated November 6, 2019 (Exhibit 10.1 to Evergy's Form 10-Q for the quarter ended September 30, 2019).	Evergy

10.25	*+	Evergy, Inc. Supplemental Executive Retirement Plan, effective June 4, 2018 (Exhibit 10.6 to Evergy's Form 10-Q for the quarter ended June 30, 2018).	Evergy Evergy Metro Evergy Kansas Central

10.26	*+	Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) Retirement Benefit Restoration Plan (Exhibit 10.1 to Evergy Kansas Central's Form 8-K filed on April 2, 2010).	Evergy Evergy Kansas Central

10.27	*+
Amendment dated December 12, 2018 to Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) Retirement Benefit Restoration Plan (Exhibit 10.35 to Evergy Kansas Central's Form 10-K for the fiscal year ended December 31, 2018).
Evergy Evergy Kansas Central

10.28	*+
Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) Non-Employee Director Nonqualified Deferred Compensation Plan, as amended and restated May 17, 2018 (Exhibit 10.8 to Evergy Kansas Central's Form 10-Q for the quarter ended June 30, 2018).
Evergy Evergy Kansas Central

10.29	*+	Evergy, Inc. Nonqualified Deferred Compensation Plan, effective June 4, 2018 (Exhibit 10.39 to Evergy's Form 10-K for the fiscal year ended December 31, 2018).	Evergy Evergy Metro Evergy Kansas Central

10.30	*+	Evergy, Inc. Amended and Restated Nonqualified Deferred Compensation Plan, effective January 1, 2023 (Exhibit 10.26 to Evergy's Form 10-K for the fiscal year ended December 31, 2022).	Evergy Evergy Metro Evergy Kansas Central

10.31	*+	Summary of Evergy, Inc. Non-Employee Director Compensation (Exhibit 10.6 to Evergy's For 10-Q for the quarter ended March 31, 2023).	Evergy Evergy Metro Evergy Kansas Central

10.32	*
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
Evergy Evergy Metro Evergy Kansas Central

10.33	*
First Amendment to Amended and Restated Credit Agreement, dated as of June 2, 2023, by and among Evergy, Inc., Evergy Metro, Inc., Evergy Missouri West, Inc., and Evergy Kansas Central, Inc., as Borrowers, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (Exhibit 10.1 to Evergy's Form 8-K filed on June 2, 2023).
Evergy Evergy Metro Evergy Kansas Central

10.34	*
Term Loan Credit Agreement dated as of February 25, 2022, by and among Evergy, Inc., Wells Fargo Bank, National Association, as Administrative Agent, and the lenders referred to therein. (Exhibit 10.1 to Evergy's Form 8-K on February 28, 2022).
Evergy

10.35	*
First Amendment to Term Loan Credit Agreement, dated as of February 23, 2023, by and among Evergy, Inc., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (Exhibit 10.1 to Evergy's Form 8-K filed on February 27, 2023).
Evergy

10.36	*
Second Amendment to Term Loan Credit Agreement, dated as of November 29, 2023, by and among Evergy, Inc. Wells Fargo Bank, National association, as administrative agent, and the lenders party thereto (Exhibit 10.1 to Evergy's Form 8-K filed on December 4, 2023).
Evergy

10.37	*
Guaranty Agreement, dated April 20, 2021, issued by Evergy in favor of the holders of Evergy Missouri West, Inc.'s 2.86% Senior Notes due 2031, 3.01% Senior Notes due 2033 and 3.21% Senior Notes due 2033 (Exhibit 10.1 to Evergy's Current Report on Form 8-K filed on April 20, 2021).
Evergy

10.38	*
Guaranty Agreement, dated April 20, 2021, issued by Evergy, Inc. in favor of the holders of Evergy Missouri West, Inc.'s 3.49% Senior Notes due 2025, 4.06% Senior Notes due 2033 and 4.74% Senior Notes due 2043 (Exhibit 10.2 to Evergy's Form 8-K filed on April 20, 2021).
Evergy

10.39	*	Cooperation Agreement, dated February 25, 2021, by and between Evergy, Inc. and Bluescape Energy Partners, LLC (Exhibit 10.1 to Evergy's Form 8-K filed on February 26, 2021).	Evergy

10.40	*	Securities Purchase Agreement, dated February 25, 2021, by and between Evergy, Inc. and BEP Special Situations V LLC. (Exhibit 10.2 to Evergy's Form 8-K filed on February 26, 2021).	Evergy

10.41	*	Registration Rights Agreement, dated April 14, 2021, by and between Evergy, Inc. and BEP Special Situations V LLC. (Exhibit 10.1 to Evergy's Form 8-K filed on April 14, 2021.	Evergy

19.1		Evergy, Inc. and Subsidiaries Securities Trading Policy	Evergy Evergy Metro Evergy Kansas Central

21.1		List of Subsidiaries.	Evergy Evergy Kansas Central

23.1		Consent of Independent Registered Public Accounting Firm.	Evergy

23.2		Consent of Independent Registered Public Accounting Firm.	Evergy Metro

23.3		Consent of Independent Registered Public Accounting Firm.	Evergy Kansas Central

24.1		Powers of Attorney.	Evergy

24.2		Powers of Attorney.	Evergy Kansas Central

24.3		Powers of Attorney.	Evergy Metro

31.1		Rule 13a-14(a)/15d-14(a) Certification of David A. Campbell.	Evergy

31.2		Rule 13a-14(a)/15d-14(a) Certification of W. Bryan Buckler.	Evergy

31.3		Rule 13a-14(a)/15d-14(a) Certification of David A. Campbell.	Evergy Metro

31.4		Rule 13a-14(a)/15d-14(a) Certification of W. Bryan Buckler.	Evergy Metro

31.5		Rule 13a-14(a)/15d-14(a) Certification of David A. Campbell.	Evergy Kansas Central

31.6		Rule 13a-14(a)/15d-14(a) Certification of W. Bryan Buckler.	Evergy Kansas Central

32.1	**	Section 1350 Certifications.	Evergy

32.2	**	Section 1350 Certifications.	Evergy Metro

32.3	**	Section 1350 Certifications.	Evergy Kansas Central

97	*	Evergy, Inc. Compensation Recoupment (Mandatory Clawback) Policy effective as of October 31, 2023 (Exhibit 97 to Evergy's Form 10-K for the fiscal year ended December 31, 2023).	Evergy

101.INS	***	XBRL Instance Document.	n/a

101.SCH		Inline XBRL Taxonomy Extension Schema Document.	Evergy Evergy Metro Evergy Kansas Central

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Evergy Evergy Metro Evergy Kansas Central

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.	Evergy Evergy Metro Evergy Kansas Central

101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document.	Evergy Evergy Metro Evergy Kansas Central

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Evergy Evergy Metro Evergy Kansas Central

104		Cover Page Interactive Data File (embedded within the Inline XBRL document).	Evergy Evergy Metro Evergy Kansas Central
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

Schedule I - Parent Company Financial Statements

EVERGY, INC.
Statements of Comprehensive Income of Parent Company

	2024	2023	2022
OPERATING EXPENSES:	(millions)
Operating and maintenance	$12.0	$6.2	$11.5
Total Operating Expenses	12.0	6.2	11.5
INCOME FROM OPERATIONS	(12.0)	(6.2)	(11.5)
OTHER INCOME (EXPENSE)
Equity in earnings from subsidiaries	965.8	804.7	816.1
Investment earnings	16.7	0.5	7.1
Other expense	—	(0.1)	(8.3)
Total Other Income, Net	982.5	805.1	814.9
Interest expense	124.8	91.6	73.9
INCOME BEFORE INCOME TAXES	845.7	707.3	729.5
Income tax benefit	(25.9)	(22.1)	(19.1)
NET INCOME	$871.6	$729.4	$748.6
COMPREHENSIVE INCOME
NET INCOME	$871.6	$729.4	$748.6
OTHER COMPREHENSIVE INCOME
Derivative hedging activity
Reclassification to expenses, net of taxes	5.4	5.4	5.5
Derivative hedging activity, net of tax	5.4	5.4	5.5
Other comprehensive income (loss) from subsidiaries, net	0.4	(0.5)	4.0
Total other comprehensive income	5.8	4.9	9.5
COMPREHENSIVE INCOME	$877.4	$734.3	$758.1
The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

EVERGY, INC.
Balance Sheets of Parent Company
	December 31
	2024	2023
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$0.1	$—
Accounts receivable from subsidiaries	58.4	58.5
Notes receivable from subsidiaries	0.6	604.6
Income taxes receivable	15.5	11.2
Prepaid expenses and other assets	3.0	0.7
Total Current Assets	77.6	675.0
OTHER ASSETS:
Investment in subsidiaries	12,523.4	11,867.1
Deferred income taxes	13.3	15.8
Other	1.6	1.7
Total Other Assets	12,538.3	11,884.6
TOTAL ASSETS	$12,615.9	$12,559.6
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$800.0
Commercial paper	75.4	—
Accounts payable to subsidiaries	30.8	30.8
Accrued interest	12.0	16.7
Other	6.0	6.8
Total Current Liabilities	124.2	854.3
LONG-TERM LIABILITIES:
Long-term debt, net	2,674.1	2,173.6
Other	9.8	13.9
Total Long-Term Liabilities	2,683.9	2,187.5
Commitments and Contingencies (Note 15)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value, 229,983,615 and 229,729,296 shares issued	7,229.1	7,218.1
Retained earnings	2,602.5	2,329.3
Accumulated other comprehensive loss	(23.8)	(29.6)
Total Shareholders' Equity	9,807.8	9,517.8
TOTAL LIABILITIES AND EQUITY	$12,615.9	12,559.6
The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

EVERGY, INC.
Statements of Cash Flows of Parent Company

	2024	2023	2022
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$871.6	$729.4	$748.6
Adjustments to reconcile income to net cash from operating activities:
Non-cash compensation	15.3	17.7	18.8
Net deferred income taxes and credits	(0.1)	1.1	(1.0)
Equity in earnings from subsidiaries	(965.8)	(804.7)	(816.1)
Other	7.0	7.0	7.1
Changes in working capital items:
Accounts receivable from subsidiaries	0.1	(14.2)	7.2
Income taxes receivable	(4.3)	(5.3)	9.0
Prepaid expenses and other current assets	(2.3)	1.5	—
Accounts payable to subsidiaries	—	11.0	(2.5)
Accrued interest	(4.7)	4.1	0.2
Other current liabilities	(0.3)	(1.9)	(0.8)
Cash dividends from subsidiaries	313.0	325.0	645.0
Changes in other assets	0.1	(0.8)	0.3
Changes in other liabilities	3.7	(2.9)	5.5
Cash Flows from Operating Activities	233.3	267.0	621.3
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Repayment of intercompany note	—	1.4	287.5
Net money pool lending	604.0	(574.5)	(29.5)
Equity contribution	(3.1)	—	(200.0)
Cash Flows from Investing Activities	600.9	(573.1)	58.0
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short term debt, net	75.4	(0.5)	(358.0)
Proceeds from term loan facility	—	—	500.0
Repayment of term loan facility	—	(500.0)	—
Proceeds from long-term debt	493.3	1,379.1	—
Retirements of long-term debt	(800.0)	—	(287.5)
Cash dividends paid	(596.7)	(569.6)	(534.8)
Other financing activities	(6.1)	(3.3)	(6.1)
Cash Flows used in Financing Activities	(834.1)	305.7	(686.4)
NET CHANGE IN CASH AND CASH EQUIVALENTS	0.1	(0.4)	(7.1)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	0.4	7.5
End of period	$0.1	$—	$0.4
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
1. ORGANIZATION AND BASIS OF PRESENTATION
The Evergy, Inc. Parent Company Financial Statements have been prepared to comply with Rule 12-04 of Regulation S-X.
Evergy, Inc. is a public holding company incorporated in 2017 and headquartered in Kansas City, Missouri. Evergy, Inc. operates primarily through the following wholly-owned direct subsidiaries listed below.
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

Evergy, Inc.'s investments in subsidiaries are accounted for using the equity method. Fair value adjustments and goodwill related to acquired assets and liabilities from the merger that created Evergy, Inc. are only reflected on Evergy's consolidated financial statements and as such, are not included in Evergy, Inc.'s Parent Company Financial Statements. See Note 1 to the consolidated financial statement for additional information.
2. LONG-TERM DEBT
See Note 12 to the consolidated financial statements for additional information on Evergy, Inc.'s long-term debt.
3. GUARANTEES
See Note 16 to the consolidated financial statements for additional information regarding Evergy, Inc.'s guarantees.
4. DIVIDENDS
Cash dividends paid to Evergy, Inc. by its subsidiaries were $313.0 million for the year ended December 31, 2024, $325.0 million for the year ended December 31, 2023 and $645.0 million for the year ended December 31, 2022. See Note 18 to the consolidated financial statements for information regarding the dividend restrictions of Evergy, Inc. and its subsidiaries.

Schedule II - Valuation and Qualifying Accounts and Reserves

Evergy, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2024, 2023 and 2022

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2024	(millions)
Allowance for uncollectible accounts	$24.2	$11.7	$12.3	(a)	$32.5	(b)	$15.7
Tax valuation allowance	14.8	0.6	—		8.5	(c)	6.9
Year Ended December 31, 2023
Allowance for uncollectible accounts	$31.4	$15.4	$10.7	(a)	$33.3	(b)	$24.2
Tax valuation allowance	12.8	3.5	—		1.5	(c)	14.8
Year Ended December 31, 2022
Allowance for uncollectible accounts	$32.9	$16.1	$11.2	(a)	$28.8	(b)	$31.4
Tax valuation allowance	12.8	0.1	—		0.1	(c)	12.8
(a) Recoveries.
(b) Uncollectible accounts charged off.
(c) Reversal of tax valuation allowance.

Evergy Kansas Central, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2024, 2023 and 2022

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2024	(millions)
Allowance for uncollectible accounts	$11.6	$6.6	$5.2	(a)	$15.6	(b)	$7.8
Tax valuation allowance	2.7	—	—		—		2.7
Year Ended December 31, 2023
Allowance for uncollectible accounts	$16.9	$7.7	$4.7	(a)	$17.7	(b)	$11.6
Tax valuation allowance	—	2.7	—		—		2.7
Year Ended December 31, 2022
Allowance for uncollectible accounts	$13.0	$13.1	$4.5	(a)	$13.7	(b)	$16.9
(a) Recoveries.
(b) Uncollectible accounts charged off.

Evergy Metro, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2024, 2023 and 2022

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2024	(millions)
Allowance for uncollectible accounts	$7.9	$4.5	$5.0	(a)	$11.6	(b)	$5.8
Year Ended December 31, 2023
Allowance for uncollectible accounts	$9.3	$5.0	$4.1	(a)	$10.5	(b)	$7.9
Year Ended December 31, 2022
Allowance for uncollectible accounts	$13.3	$1.7	$4.5	(a)	$10.2	(b)	$9.3
(a) Recoveries.
(b) Uncollectible accounts charged off.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGY, INC.

Date: February 26, 2025	By: /s/ David A. Campbell
David A. Campbell
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date

/s/ David A. Campbell	Chairman, President and Chief Executive Officer	)	February 26, 2025
David A. Campbell	(Principal Executive Officer))

/s/ W. Bryan Buckler	Executive Vice President and Chief Financial Officer	)
W. Bryan Buckler	(Principal Financial Officer))

/s/ Matt Gummig	Interim Controller and Chief Accounting Officer	)
Matt Gummig	(Principal Accounting Officer))

B. Anthony Isaac*	Director	)

Paul M. Keglevic*	Director	)

Mary L. Landrieu*	Director	)

Sandra A.J. Lawrence*	Director	)

Ann D. Murtlow*	Director	)

Dean A. Newton*	Director	)

Sandra J. Price*	Director	)

Jonathan D. Roth*	Director	)

James Scarola*	Director	)

Neal A. Sharma*	Director	)

C. John Wilder*	Director	)

*By    /s/ David A. Campbell
    David A. Campbell
    Attorney-in-Fact*

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGY KANSAS CENTRAL, INC.

Date: February 26, 2025	By: /s/ David A. Campbell
David A. Campbell
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date

/s/ David A. Campbell	Chairman, President and Chief Executive Officer	)	February 26, 2025
David A. Campbell	(Principal Executive Officer))

/s/ W. Bryan Buckler	Executive Vice President and Chief Financial Officer	)
W. Bryan Buckler	(Principal Financial Officer))

/s/ Matt Gummig	Interim Controller and Chief Accounting Officer	)
Matt Gummig	(Principal Accounting Officer))

B. Anthony Isaac*	Director	)

Paul M. Keglevic*	Director	)

Mary L. Landrieu*	Director	)

Sandra A.J. Lawrence*	Director	)

Ann D. Murtlow*	Director	)

Dean A. Newton*	Director	)

Sandra J. Price*	Director	)

Jonathan D. Roth*	Director	)

James Scarola*	Director	)

Neal A. Sharma*	Director	)

C. John Wilder*	Director	)

*By:    /s/ David A. Campbell
    David A. Campbell
    Attorney-in-Fact*

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGY METRO, INC.

Date: February 26, 2025	By: /s/ David A. Campbell
David A. Campbell
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date

/s/ David A. Campbell	Chairman, President and Chief Executive Officer	)	February 26, 2025
David A. Campbell	(Principal Executive Officer))

/s/ W. Bryan Buckler	Executive Vice President and Chief Financial Officer	)
W. Bryan Buckler	(Principal Financial Officer))

/s/ Matt Gummig	Interim Controller and Chief Accounting Officer	)
Matt Gummig	(Principal Accounting Officer))

B. Anthony Isaac*	Director	)

Paul M. Keglevic*	Director	)

Mary L. Landrieu*	Director	)

Sandra A.J. Lawrence*	Director	)

Ann D. Murtlow*	Director	)

Dean A. Newton*	Director	)

Sandra J. Price*	Director	)

Jonathan D. Roth*	Director	)

James Scarola*	Director	)

Neal A. Sharma*	Director	)

C. John Wilder*	Director	)
*By    /s/ David A. Campbell
    David A. Campbell
    Attorney-in-Fact*