Form 10-Q
period 2025-03-31
Evergy, Inc.; EVERGY METRO, INC.; EVERGY KANSAS CENTRAL, INC.
filed 2025-05-08
CIK 1711269, 54476, 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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

On April 30, 2025, Evergy, Inc. had 230,090,698 shares of common stock outstanding.  On April 30, 2025, Evergy Metro, Inc. and Evergy Kansas Central, Inc. each had one share of common stock outstanding and held by Evergy, Inc.

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
This report should be read in its entirety.  No one section of the report deals with all aspects of the subject matter.  It should be read in conjunction with the consolidated financial statements and related notes and with the management's discussion and analysis of financial condition and results of operations included in the annual report on Form 10-K for the fiscal year ended December 31, 2024 for each of Evergy, Evergy Kansas Central and Evergy Metro (2024 Form 10-K).

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
In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Evergy Companies are providing a number of risks, uncertainties and other factors that could cause actual results to differ from the forward-looking information. These risks, uncertainties and other factors include, but are not limited to: economic and weather conditions and any impact on sales, prices and costs; significant changes in the demand for electricity; changes in business strategy or operations, including with respect to the Evergy Companies' strategy to meet demand requirements of existing and future customers; the impact of federal, state and local political, legislative, judicial and regulatory actions or developments, including deregulation, re-regulation, securitization and restructuring of the electric utility industry; changes in U.S. trade policies (including tariffs and other trade measures) and responses from other countries; the ability to build or acquire generation and transmission facilities to meet the future demand for electricity from customers; the ability to control costs, avoid costs and schedule overruns during the development, construction and operation of generation, transmission, distribution or other projects due to challenges, which include, but are not limited to, changes in labor costs, availability and productivity, challenges with the management of contractors or vendors, subcontractor performance, shortages, delays, increased costs or inconsistent quality of equipment, materials and labor and increased financing costs as a result of changes in interest rates or as a result of project delays; decisions of regulators regarding, among other things, customer rates and the prudency of operational decisions such as capital expenditures and asset retirements; changes in applicable laws, regulations, rules, principles or practices, or the interpretations thereof, governing tax, accounting and environmental matters, including air and water quality and waste management and disposal; development, adoption and use of artificial intelligence by the Evergy Companies and its third-party vendors; the impact of climate change, including increased frequency and severity of significant weather events; risks relating to potential wildfires, including costs of litigation, potential regulatory penalties and damages in excess of insurance liability coverage; the extent to which counterparties are willing to do business with, finance the operations of or purchase energy from the Evergy Companies due to the fact that the Evergy Companies operate coal-fired generation; prices and availability of electricity and natural gas in wholesale markets; market perception of the energy industry and the Evergy Companies; the impact of future pandemic health events on, among other things, sales, results of operations, financial position, liquidity and cash flows, and also on operational issues, such as supply chain issues and the availability and ability of the Evergy Companies' employees and suppliers to perform the functions that are necessary to operate the Evergy Companies; changes in the energy trading markets in which the Evergy Companies participate, including retroactive repricing of transactions by regional transmission organizations (RTO) and independent system operators; financial market conditions and performance, disruptions in the banking industry, including volatility in interest rates and credit spreads and in availability and cost of capital and the effects on derivatives and hedges, nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of physical and cybersecurity breaches, criminal activity, terrorist attacks, acts of war and other disruptions to the Evergy Companies' facilities or information technology infrastructure or the facilities and infrastructure of third-party service providers on which the Evergy Companies rely; impact of geopolitical conflicts on the global energy market, including the ability to contract for non-Russian sourced uranium; ability to carry out marketing and sales plans; cost, availability, quality and timely provision of equipment, supplies, labor and fuel; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; the Evergy Companies' ability to manage their generation, transmission and distribution development plans and transmission joint ventures; the inherent risks associated with the ownership and operation of a nuclear facility, including environmental, health, safety, regulatory and financial risks; workforce risks, including those related to the Evergy Companies' ability to attract and retain qualified personnel, maintain satisfactory relationships with their labor unions and manage costs of, or changes in, wages, retirement, health care and other benefits; disruption, costs and uncertainties caused by or related to the actions of individuals or entities, such as activist shareholders or special interest groups, that seek to influence Evergy's strategic plan, financial results or operations; the impact of changing expectations and demands of the Evergy Companies' customers, regulators, investors and stakeholders, including differing views on environmental, social and governance concerns; the possibility that strategic initiatives, including mergers, acquisitions and divestitures, and long-term financial plans, may not create the value that they are expected to achieve in a timely manner or at all; difficulties in maintaining relationships with customers, employees, contractors, regulators or suppliers; the outcome of litigation involving the Evergy Companies; and other risks and uncertainties.
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

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AEP	American Electric Power Company, Inc.
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income
AROs	Asset retirement obligations
BSER	Best system of emission reduction
CAA	Clean Air Act
CCN	Certificate of Convenience and Necessity
CCRs	Coal combustion residuals
CCS	Carbon capture and sequestration
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
CSAPR	Cross-State Air Pollution Rule
CWIP	Construction work in progress
EPA	Environmental Protection Agency
EPS	Earnings per common share
Evergy	Evergy, Inc. and its consolidated subsidiaries
Evergy Board	Evergy Board of Directors
Evergy Companies	Evergy, Evergy Kansas Central, and Evergy Metro, collectively, which are individual registrants within the Evergy consolidated group
Evergy Kansas Central	Evergy Kansas Central, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Kansas South	Evergy Kansas South, Inc., a wholly-owned subsidiary of Evergy Kansas Central
Evergy Metro	Evergy Metro, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Missouri West	Evergy Missouri West, Inc., a wholly-owned subsidiary of Evergy
Evergy Transmission Company	Evergy Transmission Company, LLC
Exchange Act	The Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
IRP	Integrated Resource Plan
ITFIP	Interstate Transport Federal Implementation Plans
ITSIP	Interstate Transport State Implementation Plans
JEC	Jeffrey Energy Center
KCC	State Corporation Commission of the State of Kansas
kV	Kilovolt
MDNR	Missouri Department of Natural Resources
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour

Abbreviation or Acronym	Definition
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
OCI	Other comprehensive income
PISA	Plant-in-service accounting
Prairie Wind	Prairie Wind Transmission, LLC, 50% owned by Evergy Kansas Central
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SIP	State implementation plan
SPP	Southwest Power Pool, Inc.
TCR	Transmission congestion rights
TDC	Transmission delivery charge
TFR	Transmission formula rate
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by Evergy Transmission Company
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2025	2024
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$35.3	$22.0
Receivables, net of allowance for credit losses of $11.2 and $15.7, respectively	198.0	245.4
Accounts receivable pledged as collateral	401.0	401.0
Fuel inventory and supplies	867.7	867.4
Income taxes receivable	—	11.1
Regulatory assets, includes $16.1 and $15.9 related to variable interest entity, respectively	203.7	180.9
Prepaid expenses	73.4	66.1
Other	55.3	45.4
Total Current Assets	1,834.4	1,839.3
PROPERTY, PLANT AND EQUIPMENT, NET, includes $124.7 and $126.5 related to variable interest entity, respectively	25,078.5	24,930.9
OTHER ASSETS:
Regulatory assets, includes $290.4 and $294.5 related to variable interest entity, respectively	1,752.5	1,719.3
Nuclear decommissioning trust	867.3	879.8
Goodwill	2,336.6	2,336.6
Other	584.9	576.2
Total Other Assets	5,541.3	5,511.9
TOTAL ASSETS	$32,454.2	$32,282.1
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2025	2024
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt, includes $16.2 and $16.2 related to variable interest entity, respectively	$651.9	$651.7
Commercial paper	943.6	1,207.6
Collateralized note payable	401.0	401.0
Accounts payable	368.2	613.8
Accrued taxes	264.8	159.0
Accrued interest, includes $5.4 and $1.3 related to variable interest entity, respectively	204.4	136.4
Regulatory liabilities	182.4	173.8
Asset retirement obligations	29.7	28.7
Accrued compensation and benefits	63.0	73.0
Other	205.4	217.4
Total Current Liabilities	3,314.4	3,662.4
LONG-TERM LIABILITIES:
Long-term debt, net, includes $295.8 and $295.7 related to variable interest entity, respectively	12,405.5	11,809.2
Deferred income taxes	2,007.7	2,035.7
Unamortized investment tax credits	161.1	162.8
Regulatory liabilities	2,650.0	2,672.0
Pension and post-retirement liability	363.1	371.3
Asset retirement obligations	1,280.8	1,268.3
Other	303.7	311.2
Total Long-Term Liabilities	19,171.9	18,630.5
Commitments and Contingencies (Note 10)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value 230,084,735 and 229,983,615 shares issued, stated value	7,248.4	7,245.9
Retained earnings	2,704.6	2,732.9
Accumulated other comprehensive loss	(22.4)	(23.8)
Total Evergy, Inc. Shareholders' Equity	9,930.6	9,955.0
Noncontrolling Interests	37.3	34.2
Total Equity	9,967.9	9,989.2
TOTAL LIABILITIES AND EQUITY	$32,454.2	$32,282.1
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended March 31	2025	2024
	(millions, except per share amounts)
OPERATING REVENUES	$1,374.5	$1,331.0
OPERATING EXPENSES:
Fuel and purchased power	355.3	376.4
SPP network transmission costs	96.4	72.7
Operating and maintenance	232.0	231.5
Depreciation and amortization	288.1	276.1
Taxes other than income tax	111.1	114.1
Total Operating Expenses	1,082.9	1,070.8
INCOME FROM OPERATIONS	291.6	260.2
OTHER INCOME (EXPENSE):
Investment earnings	2.1	5.3
Other income	4.4	8.5
Other expense	(9.5)	(9.5)
Total Other Income (Expense), Net	(3.0)	4.3
Interest expense	152.5	133.2
INCOME BEFORE INCOME TAXES	136.1	131.3
Income tax expense	9.6	7.3
Equity in earnings of equity method investees, net of income taxes	1.6	1.8
NET INCOME	128.1	125.8
Less: Net income attributable to noncontrolling interests	3.1	3.1
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$125.0	$122.7
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO EVERGY, INC. (see Note 1)
Basic earnings per common share	$0.54	$0.53
Diluted earnings per common share	$0.54	$0.53
AVERAGE COMMON SHARES OUTSTANDING
Basic	230.4	230.2
Diluted	232.1	230.4
COMPREHENSIVE INCOME
NET INCOME	$128.1	$125.8
Derivative hedging activity
Reclassification to expenses, net of tax	1.4	1.3
Derivative hedging activity, net of tax	1.4	1.3
Total other comprehensive income	1.4	1.3
Comprehensive income	129.5	127.1
Less: Comprehensive income attributable to noncontrolling interest	3.1	3.1
COMPREHENSIVE INCOME ATTRIBUTABLE TO EVERGY, INC.	$126.4	$124.0
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2025	2024
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$128.1	$125.8
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	288.1	276.1
Amortization of nuclear fuel	16.2	15.7
Amortization of deferred refueling outage	4.2	4.6
Amortization of corporate-owned life insurance	6.6	7.5
Stock compensation	4.5	3.9
Net deferred income taxes and credits	(8.9)	(11.0)
Allowance for equity funds used during construction	(2.5)	(3.2)
Payments for asset retirement obligations	(3.5)	(4.4)
Equity in earnings of equity method investees, net of income taxes	(1.6)	(1.8)
Income from corporate-owned life insurance	(1.3)	(7.5)
Other	0.3	0.3
Changes in working capital items:
Accounts receivable	41.6	66.2
Accounts receivable pledged as collateral	—	(20.0)
Fuel inventory and supplies	(0.2)	(24.4)
Prepaid expenses and other current assets	(31.9)	(20.2)
Accounts payable	(155.3)	(152.9)
Accrued taxes	116.9	119.3
Other current liabilities	60.6	(37.1)
Changes in other assets	23.2	(10.4)
Changes in other liabilities	(35.5)	(9.2)
Cash Flows from Operating Activities	449.6	317.3
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(592.8)	(618.6)
Purchase of securities - trusts	(26.8)	(19.5)
Sale of securities - trusts	21.9	14.8
Investment in corporate-owned life insurance	(4.2)	(4.1)
Proceeds from investment in corporate-owned life insurance	0.7	41.5
Other investing activities	2.3	2.7
Cash Flows used in Investing Activities	(598.9)	(583.2)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(264.0)	139.7
Collateralized short-term borrowings, net	—	20.0
Proceeds from long-term debt	594.2	326.1
Borrowings against cash surrender value of corporate-owned life insurance	0.7	0.6
Repayment of borrowings against cash surrender value of corporate-owned life insurance	—	(29.4)
Cash dividends paid	(153.6)	(147.7)
Other financing activities	(5.7)	(5.7)
Cash Flows from Financing Activities	171.6	303.6
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	22.3	37.7
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	29.9	27.7
End of period	$52.2	$65.4
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	AOCI	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2023	229,729,296	$7,234.9	$2,457.8	$(29.6)	$21.9	$9,685.0
Net income	—	—	122.7	—	3.1	125.8
Issuance of stock compensation and reinvested dividends, net of tax withholding	193,042	(4.0)	—	—	—	(4.0)
Dividends declared on common stock ($0.6425 per share)	—	—	(147.7)	—	—	(147.7)
Dividend equivalents declared	—	—	(0.4)	—	—	(0.4)
Stock compensation expense	—	3.9	—	—	—	3.9
Derivative hedging activity, net of tax	—	—	—	1.3	—	1.3
Other	—	0.2	—	—	—	0.2
Balance as of March 31, 2024	229,922,338	$7,235.0	$2,432.4	$(28.3)	$25.0	$9,664.1

Balance as of December 31, 2024	229,983,615	$7,245.9	$2,732.9	$(23.8)	$34.2	$9,989.2
Net income	—	—	125.0	—	3.1	128.1
Issuance of stock compensation and reinvested dividends, net of tax withholding	101,120	(2.3)	—	—	—	(2.3)
Dividends declared on common stock ($0.6675 per share)	—	—	(153.6)	—	—	(153.6)
Dividend equivalents declared	—	—	0.3	—	—	0.3
Stock compensation expense	—	4.5	—	—	—	4.5
Derivative hedging activity, net of tax	—	—	—	1.4	—	1.4
Other	—	0.3	—	—	—	0.3
Balance as of March 31, 2025	230,084,735	$7,248.4	$2,704.6	$(22.4)	$37.3	$9,967.9
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2025	2024
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$7.8	$3.7
Receivables, net of allowance for credit losses of $5.4 and $7.8, respectively	109.9	133.1
Related party receivables	10.8	23.4
Accounts receivable pledged as collateral	215.0	215.0
Fuel inventory and supplies	466.5	472.5
Income taxes receivable	4.0	11.4
Regulatory assets	96.2	79.7
Prepaid expenses	37.4	30.2
Other	10.1	9.2
Total Current Assets	957.7	978.2
PROPERTY, PLANT AND EQUIPMENT, NET, includes $124.7 and $126.5 related to variable interest entity, respectively	13,013.9	12,880.1
OTHER ASSETS:
Regulatory assets	473.0	446.6
Nuclear decommissioning trust	411.5	407.9
Other	298.6	296.3
Total Other Assets	1,183.1	1,150.8
TOTAL ASSETS	$15,154.7	$15,009.1
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2025	2024
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$250.0	$250.0
Commercial paper	292.5	797.3
Collateralized note payable	215.0	215.0
Accounts payable	186.3	281.5
Related party payables	37.2	36.7
Accrued taxes	166.0	109.7
Accrued interest	97.9	79.2
Regulatory liabilities	94.1	76.6
Asset retirement obligations	16.7	16.5
Accrued compensation and benefits	33.7	35.4
Other	107.3	130.2
Total Current Liabilities	1,496.7	2,028.1
LONG-TERM LIABILITIES:
Long-term debt, net	4,929.0	4,333.5
Deferred income taxes	790.3	805.6
Unamortized investment tax credits	51.5	52.4
Regulatory liabilities	1,478.0	1,475.8
Pension and post-retirement liability	213.6	218.2
Asset retirement obligations	639.7	631.3
Other	170.1	179.3
Total Long-Term Liabilities	8,272.2	7,696.1
Commitments and Contingencies (Note 10)
EQUITY:
Evergy Kansas Central, Inc. Shareholder's Equity:
Common stock - 1,000 shares authorized, $0.01 par value, 1 share issued	2,737.6	2,737.6
Retained earnings	2,610.9	2,513.1
Total Evergy Kansas Central, Inc. Shareholder's Equity	5,348.5	5,250.7
Noncontrolling Interests	37.3	34.2
Total Equity	5,385.8	5,284.9
TOTAL LIABILITIES AND EQUITY	$15,154.7	$15,009.1
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Income
(Unaudited)

Three Months Ended March 31	2025	2024
	(millions)
OPERATING REVENUES	$709.1	$693.2
OPERATING EXPENSES:
Fuel and purchased power	126.5	138.6
SPP network transmission costs	96.4	72.7
Operating and maintenance	109.5	116.3
Depreciation and amortization	142.1	139.1
Taxes other than income tax	60.8	63.2
Total Operating Expenses	535.3	529.9
INCOME FROM OPERATIONS	173.8	163.3
OTHER INCOME (EXPENSE):
Investment earnings	3.2	0.9
Other income	2.5	8.2
Other expense	(5.1)	(3.7)
Total Other Income, Net	0.6	5.4
Interest expense	59.3	55.8
INCOME BEFORE INCOME TAXES	115.1	112.9
Income tax expense	4.9	2.1
Equity in earnings of equity method investees, net of income taxes	0.7	0.8
NET INCOME	110.9	111.6
Less: Net income attributable to noncontrolling interests	3.1	3.1
NET INCOME ATTRIBUTABLE TO EVERGY KANSAS CENTRAL, INC.	$107.8	$108.5
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2025	2024
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$110.9	$111.6
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	142.1	139.1
Amortization of nuclear fuel	8.1	7.8
Amortization of deferred refueling outage	2.1	2.3
Amortization of corporate-owned life insurance	6.6	7.5
Net deferred income taxes and credits	(2.4)	(5.3)
Allowance for equity funds used during construction	(1.4)	(3.2)
Payments for asset retirement obligations	(1.9)	(2.4)
Equity in earnings of equity method investees, net of income taxes	(0.7)	(0.8)
Income from corporate-owned life insurance	(1.3)	(7.5)
Other	(1.4)	(1.4)
Changes in working capital items:
Accounts receivable	30.1	32.8
Accounts receivable pledged as collateral	—	(16.0)
Fuel inventory and supplies	6.1	(10.4)
Prepaid expenses and other current assets	(25.0)	1.6
Accounts payable	(35.9)	(20.0)
Accrued taxes	63.7	58.2
Other current liabilities	9.8	(49.0)
Changes in other assets	10.3	(9.9)
Changes in other liabilities	(20.0)	(3.4)
Cash Flows from Operating Activities	299.8	231.6
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(370.1)	(320.8)
Purchase of securities - trusts	(3.2)	(3.2)
Sale of securities - trusts	1.5	1.6
Investment in corporate-owned life insurance	(4.2)	(4.1)
Proceeds from investment in corporate-owned life insurance	0.7	41.5
Other investing activities	1.5	1.3
Cash Flows used in Investing Activities	(373.8)	(283.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt, net	(504.8)	31.1
Collateralized short-term debt, net	—	16.0
Proceeds from long-term debt	594.7	—
Net money pool borrowings	—	57.8
Borrowings against cash surrender value of corporate-owned life insurance	0.7	0.6
Repayment of borrowings against cash surrender value of corporate-owned life insurance	—	(29.4)
Cash dividends paid	(10.0)	—
Other financing activities	(2.5)	(0.7)
Cash Flows from Financing Activities	78.1	75.4
NET CHANGE IN CASH AND CASH EQUIVALENTS	4.1	23.3
CASH AND CASH EQUIVALENTS:
Beginning of period	3.7	9.2
End of period	$7.8	$32.5
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy Kansas Central, Inc. Shareholder
	Common stock shares	Common stock	Retained earnings	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2023	1	$2,737.6	$2,132.4	$21.9	$4,891.9
Net income	—	—	108.5	3.1	111.6
Balance as of March 31, 2024	1	$2,737.6	$2,240.9	$25.0	$5,003.5

Balance as of December 31, 2024	1	$2,737.6	$2,513.1	$34.2	$5,284.9
Net income	—	—	107.8	3.1	110.9
Dividends declared on common stock	—	—	(10.0)	—	(10.0)
Balance as of March 31, 2025	1	$2,737.6	$2,610.9	$37.3	$5,385.8
The disclosures regarding Evergy Kansas Central included in the accompanying Unaudited Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31	December
	2025	2024
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$6.2	$3.7
Receivables, net of allowance for credit losses of $4.1 and $5.8, respectively	51.2	58.1
Related party receivables	128.8	126.1
Accounts receivable pledged as collateral	136.0	136.0
Fuel inventory and supplies	289.1	283.8
Regulatory assets	48.9	42.7
Prepaid expenses	25.9	25.6
Other	27.7	25.5
Total Current Assets	713.8	701.5
PROPERTY, PLANT AND EQUIPMENT, NET	8,278.4	8,292.4
OTHER ASSETS:
Regulatory assets	450.9	429.4
Nuclear decommissioning trust	455.8	471.9
Other	86.8	81.5
Total Other Assets	993.5	982.8
TOTAL ASSETS	$9,985.7	$9,976.7
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31	December
	2025	2024
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$350.0	$350.0
Commercial paper	252.8	158.7
Collateralized note payable	136.0	136.0
Accounts payable	146.6	252.8
Related party payables	—	0.2
Accrued taxes	89.6	52.4
Accrued interest	52.4	32.1
Regulatory liabilities	38.4	38.5
Asset retirement obligations	12.6	11.8
Accrued compensation and benefits	29.3	37.6
Other	71.9	69.8
Total Current Liabilities	1,179.6	1,139.9
LONG-TERM LIABILITIES:
Long-term debt, net	2,874.0	2,873.4
Deferred income taxes	744.3	755.3
Unamortized investment tax credits	107.2	108.0
Regulatory liabilities	1,000.8	1,008.4
Pension and post-retirement liability	133.2	137.0
Asset retirement obligations	494.5	490.9
Other	89.1	87.6
Total Long-Term Liabilities	5,443.1	5,460.6
Commitments and Contingencies (Note 10)
EQUITY:
Common stock - 1,000 shares authorized, without par value, 1 share issued, stated value	1,563.1	1,563.1
Retained earnings	1,796.6	1,809.7
Accumulated other comprehensive income	3.3	3.4
Total Equity	3,363.0	3,376.2
TOTAL LIABILITIES AND EQUITY	$9,985.7	$9,976.7
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
Three Months Ended March 31	2025	2024
	(millions)
OPERATING REVENUES	$427.7	$420.9
OPERATING EXPENSES:
Fuel and purchased power	137.8	136.6
Operating and maintenance	70.5	67.9
Depreciation and amortization	103.8	100.5
Taxes other than income tax	36.7	37.3
Total Operating Expenses	348.8	342.3
INCOME FROM OPERATIONS	78.9	78.6
OTHER INCOME (EXPENSE):
Investment earnings	2.0	1.6
Other income	1.8	0.1
Other expense	(2.9)	(3.6)
Total Other Income (Expense), Net	0.9	(1.9)
Interest expense	36.3	37.6
INCOME BEFORE INCOME TAXES	43.5	39.1
Income tax expense	6.6	6.4
NET INCOME	$36.9	$32.7
COMPREHENSIVE INCOME
NET INCOME	$36.9	$32.7
OTHER COMPREHENSIVE INCOME:
Derivative hedging activity
Reclassification to expenses, net of tax	(0.1)	(0.1)
Derivative hedging activity, net of tax	(0.1)	(0.1)
Total other comprehensive loss	(0.1)	(0.1)
COMPREHENSIVE INCOME	$36.8	$32.6
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2025	2024
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$36.9	$32.7
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	103.8	100.5
Amortization of nuclear fuel	8.1	7.9
Amortization of deferred refueling outage	2.1	2.3
Net deferred income taxes and credits	2.0	1.1
Allowance for equity funds used during construction	(1.1)	—
Payments for asset retirement obligations	(1.7)	(2.0)
Other	(0.1)	(0.1)
Changes in working capital items:
Accounts receivable	10.2	29.8
Accounts receivable pledged as collateral	—	(4.0)
Fuel inventory and supplies	(5.3)	(11.4)
Prepaid expenses and other current assets	(11.7)	(24.8)
Accounts payable	(75.9)	(76.0)
Accrued taxes	37.2	41.3
Other current liabilities	16.8	2.3
Changes in other assets	(0.1)	(1.7)
Changes in other liabilities	(5.9)	4.2
Cash Flows from Operating Activities	115.3	102.1
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(155.3)	(187.2)
Purchase of securities - trusts	(23.6)	(16.3)
Sale of securities - trusts	20.5	13.2
Other investing activities	2.3	2.3
Cash Flows used in Investing Activities	(156.1)	(188.0)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	94.1	89.7
Collateralized short-term debt, net	—	4.0
Cash dividends paid	(50.0)	—
Other financing activities	(0.8)	(0.1)
Cash Flows from Financing Activities	43.3	93.6
NET CHANGE IN CASH AND CASH EQUIVALENTS	2.5	7.7
CASH AND CASH EQUIVALENTS:
Beginning of period	3.7	3.3
End of period	$6.2	$11.0
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC
Consolidated Statements of Changes in Equity
(Unaudited)

	Common stock shares	Common Stock	Retained earnings	AOCI - Net gains (losses) on cash flow hedges	Total equity
	(millions, except share amounts)
Balance as of December 31, 2023	1	$1,563.1	$1,626.2	$3.7	$3,193.0
Net income	—	—	32.7	—	32.7
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2024	1	$1,563.1	$1,658.9	$3.6	$3,225.6

Balance as of December 31, 2024	1	$1,563.1	$1,809.7	$3.4	$3,376.2
Net income	—	—	36.9	—	36.9
Dividends declared on common stock	—	—	(50.0)	—	(50.0)
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2025	1	$1,563.1	$1,796.6	$3.3	$3,363.0
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
Basis of Presentation
These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements in the Evergy Companies' combined 2024 Form 10-K.

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
Cash, Cash Equivalents and Restricted Cash
Cash equivalents consist of highly liquid investments with original maturities of three months or less at acquisition. Evergy has restricted cash included in Other Current Assets and Other Non-current Assets on Evergy's consolidated balance sheet to facilitate the servicing of Evergy Missouri West Storm Funding I, LLC's debt and the funding requirements for a jointly-owned generation facility. The following table summarizes the cash, cash equivalents and restricted cash included on Evergy's consolidated balance sheet.

	March 31 2025	December 31 2024
Evergy	(millions)
Current assets
Cash and cash equivalents	$35.3	$22.0
Other	15.2	6.2
Other assets
Other	1.7	1.7
Total cash, cash equivalents and restricted cash	$52.2	$29.9

Fuel Inventory and Supplies
The Evergy Companies record fuel inventory and supplies at average cost. The following table separately states the balances for fuel inventory and supplies.

	March 31 2025	December 31 2024
Evergy	(millions)
Fuel inventory	$252.5	$264.2
Supplies	615.2	603.2
Fuel inventory and supplies	$867.7	$867.4
Evergy Kansas Central
Fuel inventory	$142.5	$154.2
Supplies	324.0	318.3
Fuel inventory and supplies	$466.5	$472.5
Evergy Metro
Fuel inventory	$74.0	$71.9
Supplies	215.1	211.9
Fuel inventory and supplies	$289.1	$283.8

Property, Plant and Equipment
The following tables summarize the property, plant and equipment of Evergy, Evergy Kansas Central and Evergy Metro.

March 31, 2025	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$37,118.7	$18,335.2	$13,675.5
Electric plant acquisition adjustment	742.9	724.9	—
Accumulated depreciation	(14,356.4)	(6,989.8)	(5,852.7)
Plant in service, net	23,505.2	12,070.3	7,822.8
Construction work in progress	1,383.6	848.9	360.6
Nuclear fuel, net	189.7	94.7	95.0
Property, plant and equipment, net	$25,078.5	$13,013.9	$8,278.4

December 31, 2024	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$36,444.9	$17,914.9	$13,468.3
Electric plant acquisition adjustment	742.9	724.9	—
Accumulated depreciation	(14,165.5)	(6,914.4)	(5,752.6)
Plant in service, net	23,022.3	11,725.4	7,715.7
Construction work in progress	1,707.0	1,053.7	476.1
Nuclear fuel, net	200.9	100.3	100.6
Plant to be retired, net(a)	0.7	0.7	—
Property, plant and equipment, net	$24,930.9	$12,880.1	$8,292.4
(a) As of December 31, 2024, represents the planned retirement of Evergy Kansas Central analog meters prior to the end of their remaining useful lives.
Other Expense
The table below shows the detail of other expense for each of the Evergy Companies.

Three Months Ended March 31	2025	2024
Evergy	(millions)
Non-service cost component of net benefit cost	$(3.1)	$(4.6)
Corporate-owned life insurance	(5.8)	(4.5)
Other	(0.6)	(0.4)
Other expense	$(9.5)	$(9.5)
Evergy Kansas Central
Non-service cost component of net benefit cost	$0.6	$0.5
Corporate-owned life insurance	(5.5)	(4.2)
Other	(0.2)	—
Other expense	$(5.1)	$(3.7)
Evergy Metro
Non-service cost component of net benefit cost	$(2.5)	$(3.0)
Corporate-owned life insurance	(0.3)	(0.3)
Other	(0.1)	(0.3)
Other expense	$(2.9)	$(3.6)

Earnings Per Share
To compute basic earnings per common share (EPS), Evergy divides net income attributable to Evergy, Inc. by the weighted average number of common shares outstanding. Diluted EPS includes the effect of issuable common shares resulting from restricted share units, convertible notes and a warrant. Evergy computes the dilutive effects of potential issuances of common shares using the treasury stock method, the contingently issuable share method or the if-converted method, as applicable.

The following table reconciles Evergy's basic and diluted EPS.

Three Months Ended March 31	2025	2024
Income	(millions, except per share amounts)
Net income	$128.1	$125.8
Less: net income attributable to noncontrolling interests	3.1	3.1
Net income attributable to Evergy, Inc.	$125.0	$122.7
Common Shares Outstanding
Weighted average number of common shares outstanding - basic	230.4	230.2
Add: effect of dilutive securities	1.7	0.2
Diluted average number of common shares outstanding	232.1	230.4
Basic and Diluted EPS	$0.54	$0.53
The effect of dilutive securities for the three months ended March 31, 2025 included 1.3 million shares resulting from Evergy's convertible notes. There was no dilution resulting from Evergy's convertible notes for the three months ended March 31, 2024. There were no anti-dilutive shares excluded from the computation of diluted EPS for the three months ended March 31, 2025. Anti-dilutive securities excluded from the computation of diluted EPS for the three months ended March 31, 2024 were 3,950,000 common shares issuable pursuant to a warrant that expired in 2024.

Supplemental Cash Flow Information

Evergy
Three Months Ended March 31	2025	2024
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$97.0	$105.3
Income taxes, net of refunds	4.0	(0.2)
Right-of-use assets obtained in exchange for new operating lease liabilities	4.9	1.9
Right-of-use assets obtained in exchange for new finance lease liabilities	10.4	5.1
Non-cash investing transactions:
Property, plant and equipment additions	91.0	105.1

Evergy Kansas Central
Three Months Ended March 31	2025	2024
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$53.2	$48.8
Income taxes, net of refunds	—	(0.2)
Right-of-use assets obtained in exchange for new operating lease liabilities	1.7	0.7
Right-of-use assets obtained in exchange for new finance lease liabilities	4.2	1.3
Non-cash investing transactions:
Property, plant and equipment additions	51.0	47.6

Evergy Metro
Three Months Ended March 31	2025	2024
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$18.8	$21.3
Right-of-use assets obtained in exchange for new operating lease liabilities	3.2	1.0
Right-of-use assets obtained in exchange for new finance lease liabilities	5.2	3.5
Non-cash investing transactions:
Property, plant and equipment additions	25.1	39.9
Dividends Declared
In May 2025, Evergy's Board of Directors (Evergy Board) declared a quarterly dividend of $0.6675 per share on Evergy's common stock. The common dividend is payable on June 20, 2025, to shareholders of record as of May 23, 2025.
In May 2025, Evergy Kansas Central's Board of Directors and Evergy Metro's Board of Directors each declared a cash dividend to Evergy of up to $50.0 million payable on or before June 19, 2025.
Missouri Legislation
In April 2025, Missouri S.B. 4 was signed into law by the Governor of Missouri. Most notably, S.B. 4 establishes new mechanisms for Missouri electric utilities to recover the costs associated with the construction of new natural gas-fired generating units. The utilities will be able to include certain costs of construction work in progress (CWIP) in rate base. The inclusion of CWIP will be in lieu of allowance for funds used during construction (AFUDC) applicable to the construction of the new natural gas-fired generating units. The Public Service Commission of the State of Missouri (MPSC) will determine the amount of CWIP that may be included in rate base. Additionally, amounts collected arising from the inclusion of CWIP in rate base are subject to refund under certain circumstances. These provisions are scheduled to expire at the end of 2035.

Additionally, the law extends Missouri's existing plant-in service accounting (PISA) provisions to include certain natural gas-fired generating units as qualifying electric plant and extends the sunset date of these provisions through the end of 2035. These provisions allow electric utilities to defer to a regulatory asset for recovery in a subsequent general rate case 85% of depreciation expense and the associated return on investment for qualifying electric plant rate base additions for assets placed in-service between general rate cases.
Natural Gas Plant Investments
The Evergy Companies use a triennial integrated resource plan (IRP), a detailed analysis that estimates factors that influence the future supply and demand for electricity, to inform the manner in which they supply electricity. The most recent IRPs incorporate the latest SPP resource adequacy requirements and anticipated load growth. Based on these and other factors, the IRP indicated the addition of new supply side resources, including combined and simple cycle natural gas plants, would be needed.
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
In 2024, Evergy Kansas Central and Evergy Missouri West requested predetermination from the KCC and a CCN from the MPSC, respectively, for their planned natural gas investments. In April 2025, Evergy Kansas Central and intervenors in the case reached a non-unanimous partial settlement agreement regarding its investments in its planned natural gas plants. See "Applications for Predetermination" and "Requests for Certificate of Convenience and Necessity" in Note 4 for information regarding Evergy Kansas Central's and Evergy Missouri West's applications for predetermination and Certificate of Convenience and Necessity (CCN) for their investments in these natural gas plants.
Renewable Plant Investments
Evergy Kansas Central intends to construct and own an approximately 159 MW solar generation facility to be located in Kansas and called Kansas Sky. The solar generation facility is expected to begin operations by summer of 2027. The construction of Kansas Sky is subject to the granting by the Kansas Corporation Commission (KCC) of predetermination with reasonably acceptable terms and other closing conditions. In April 2025, Evergy Kansas Central and intervenors in the case reached a unanimous partial settlement agreement regarding the Kansas Sky solar investment. See "Applications for Predetermination" in Note 4 for additional information regarding Evergy Kansas Central's application for predetermination for its investment in this renewable generating plant.
In 2024, Evergy Missouri West entered into agreements to own two solar generation facilities currently under development. The first facility, to be called Sunflower Sky, is a solar generation facility to be located in Kansas with an expected generating capacity of approximately 65 MW. The second facility, to be called Foxtrot, is a solar generation facility to be located in Missouri with an expected generating capacity of approximately 100 MW. The solar generation facilities are expected to begin operations by summer of 2027. The agreements are subject to regulatory approvals and closing conditions, including the granting by the MPSC of a CCN with reasonably acceptable terms. See "Requests for Certificate of Convenience and Necessity" in Note 4 for information regarding Evergy Missouri West's application for a CCN for its investment in this renewable generating plant.

2. REVENUE
Evergy's, Evergy Kansas Central's and Evergy Metro's revenues disaggregated by customer class are summarized in the following tables.

Evergy
Three Months Ended March 31	2025	2024
Revenues	(millions)
Residential	$509.9	$479.0
Commercial	436.5	432.7
Industrial	145.0	160.4
Other retail	10.1	11.9
Total electric retail	$1,101.5	$1,084.0
Wholesale	48.6	71.0
Transmission	134.0	115.4
Industrial steam and other	10.4	10.2
Total revenue from contracts with customers	$1,294.5	$1,280.6
Other	80.0	50.4
Operating revenues	$1,374.5	$1,331.0

Evergy Kansas Central
Three Months Ended March 31	2025	2024
Revenues	(millions)
Residential	$223.7	$214.3
Commercial	183.6	183.6
Industrial	96.1	106.0
Other retail	6.1	6.1
Total electric retail	$509.5	$510.0
Wholesale	72.5	68.1
Transmission	123.2	108.9
Other	1.8	1.8
Total revenue from contracts with customers	$707.0	$688.8
Other	2.1	4.4
Operating revenues	$709.1	$693.2

Evergy Metro
Three Months Ended March 31	2025	2024
Revenues	(millions)
Residential	$166.9	$156.0
Commercial	171.7	171.2
Industrial	28.3	31.2
Other retail	2.3	3.2
Total electric retail	$369.2	$361.6
Wholesale	(29.0)	6.3
Transmission	7.4	4.9
Other	2.6	2.5
Total revenue from contracts with customers	$350.2	$375.3
Other	77.5	45.6
Operating revenues	$427.7	$420.9
3. RECEIVABLES
The Evergy Companies' receivables are detailed in the following table.

	March 31	December 31
	2025	2024
Evergy	(millions)
Customer accounts receivable - billed	$8.7	$2.7
Customer accounts receivable - unbilled	67.6	108.4
Other receivables	132.9	150.0
Allowance for credit losses	(11.2)	(15.7)
Total	$198.0	$245.4
Evergy Kansas Central
Customer accounts receivable - unbilled	$20.8	$36.0
Other receivables	94.5	104.9
Allowance for credit losses	(5.4)	(7.8)
Total	$109.9	$133.1
Evergy Metro
Customer accounts receivable - unbilled	$17.7	$28.5
Other receivables	37.6	35.4
Allowance for credit losses	(4.1)	(5.8)
Total	$51.2	$58.1

The Evergy Companies' other receivables as of March 31, 2025 and December 31, 2024, consisted primarily of receivables from partners in jointly-owned electric utility plants, wholesale sales receivables and receivables related to alternative revenue programs. The Evergy Companies' other receivables also included receivables from contracts with customers as summarized in the following table.

	March 31	December 31
	2025	2024
	(millions)
Evergy	$69.7	$68.9
Evergy Kansas Central	55.9	65.3
Evergy Metro	7.6	2.6
The change in the Evergy Companies' allowance for credit losses is summarized in the following table.

	2025	2024
Evergy	(millions)
Beginning balance January 1	$15.7	$24.2
Credit loss expense (income)	0.3	(1.1)
Write-offs	(7.7)	(7.9)
Recoveries of prior write-offs	2.9	3.3
Ending balance March 31	$11.2	$18.5
Evergy Kansas Central
Beginning balance January 1	$7.8	$11.6
Credit loss expense (income)	—	(0.4)
Write-offs	(3.6)	(3.6)
Recoveries of prior write-offs	1.2	1.4
Ending balance March 31	$5.4	$9.0
Evergy Metro
Beginning balance January 1	$5.8	$7.9
Write-offs	(2.8)	(2.8)
Recoveries of prior write-offs	1.1	1.3
Ending balance March 31	$4.1	$6.4
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

	March 31	December 31
	2025	2024
	(millions)
Evergy	$401.0	$401.0
Evergy Kansas Central	215.0	215.0
Evergy Metro	136.0	136.0
In April 2025, Evergy Kansas Central, Evergy Metro and Evergy Missouri West extended the expiration of each receivable sale facility from November 2025 to April 2028. Evergy Kansas Central's facility allows up to $185.0 million in aggregate outstanding principal amount to be borrowed at any time. To the extent Evergy Kansas Central has qualifying accounts receivable and subject to the lender's discretion, Evergy Kansas Central's facility allows for an additional $65.0 million in aggregate outstanding principal amount to be borrowed at any time. Evergy Metro's facility allows up to $130.0 million in aggregate outstanding principal amount to be borrowed at any time. To the extent Evergy Metro has qualifying accounts receivable and subject to the lender's discretion, Evergy Metro's facility allows for an additional $70.0 million in aggregate outstanding principal amount to be borrowed at any time. Evergy Missouri West's facility allows up to $50.0 million in aggregate outstanding principal amount to be borrowed at any time. To the extent Evergy Missouri West has qualifying accounts receivable and subject to the lender's discretion, Evergy Missouri West's facility allows for an additional $65.0 million in aggregate outstanding principal amount to be borrowed at any time.
4. RATE MATTERS AND REGULATION
KCC Proceedings
Evergy Kansas Central's 2025 Rate Case Proceeding
In January 2025, Evergy Kansas Central filed an application with the KCC to request an increase to its retail revenues of approximately $196 million. Evergy Kansas Central's request reflected a return on equity of 10.5% (with a capital structure composed of 52% equity) and increases related to the recovery of infrastructure investments made to improve reliability and enhance customer service and the update of expenses to current levels of spend. An evidentiary hearing in the case is scheduled to occur in July 2025 and new rates are expected to be effective in September 2025.
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
In November 2024, Evergy Kansas Central requested predetermination from the KCC for its planned natural gas plant investments and Kansas Sky solar investment. In April 2025, Evergy Kansas Central and intervenors in the case reached a non-unanimous partial settlement agreement regarding its planned natural gas plant investments and a unanimous partial settlement agreement regarding the Kansas Sky solar investment.
The partial settlement agreement for the natural gas plant investments, if approved by the KCC, establishes that Evergy Kansas Central's investment in its planned natural plants is prudent. Subject to the approval of the KCC and within limitations, the agreement will permit Evergy Kansas Central to implement a CWIP rider one year after construction of each plant begins and Evergy Kansas Central will recover through the CWIP rider the return on up to 100% of amounts recorded to CWIP for each plant. Evergy Kansas Central will be permitted to update rates charged through the CWIP rider every six months. Evergy Kansas Central will be permitted to collect these amounts through the CWIP rider until new base rates reflecting Evergy Kansas Central's investment in the natural gas plants take effect. Evergy Kansas Central will not be able to accrue AFUDC on these amounts once the CWIP rider becomes effective and is included in customer rates. When new base rates reflecting Evergy Kansas Central's investment in each plant take effect, those base rates would include a deferral for depreciation expense incurred and carrying costs on any unrecovered portion of Evergy Kansas Central's investment in natural gas plants incurred between the time the natural gas plants are placed in service and the time the investment in the natural gas plants is included in base rates. Investments above certain amounts established in the settlement agreement would be subject to a prudence review.
The partial settlement agreement for the Kansas Sky solar investment, if approved by the KCC, allows Evergy Kansas Central’s investment in Kansas Sky to be included in rates at Evergy Kansas Central’s next general rate case at a fixed amount for the first thirty years of the life of the generation site. In addition, Evergy Kansas Central would be permitted to defer to a regulatory asset and recover over the remaining life of the Kansas Sky solar investment depreciation expense, the associated return on investment and other costs incurred between the time the investment is placed in service and the effective date of rates that include the fixed revenue requirement.

Evergy Kansas Central is expecting an order from the KCC on its planned natural gas plant investments and its Kansas Sky solar investment in July 2025.

Evergy Kansas Central 2025 Transmission Delivery Charge (TDC)
In April 2025, the KCC issued an order adjusting Evergy Kansas Central's retail prices to include updated transmission costs as reflected in the Federal Energy Regulatory Commission (FERC) transmission formula rate (TFR). The new prices are effective in May 2025 and are expected to increase Evergy Kansas Central's annual retail revenues by $55.9 million when compared to 2024.
Evergy Metro 2025 TDC
In April 2025, the KCC issued an order adjusting Evergy Metro's retail prices to include updated transmission costs as reflected in the FERC TFR. The new prices are effective in May 2025 and are expected to increase Evergy Metro's annual retail revenues by $4.8 million when compared to 2024.
MPSC Proceedings
Evergy Missouri West's 2024 Rate Case Proceeding
In January 2025, Evergy Missouri West implemented new rates approved by the MPSC in December 2024 providing for an increase to Evergy Missouri West's retail revenues of approximately $55 million after lowering base rates for fuel and purchased power expense of approximately $49 million and rebasing property tax expense.
Requests for Certificate of Convenience and Necessity
Missouri utilities must request a CCN from the MPSC to authorize them to build certain utility projects. The CCN process authorizes utilities to build projects and can provide assurance that the project is prudent and necessary. Investment in projects is dependent upon the granting by the MPSC of a CCN with reasonably acceptable terms. In 2024, Evergy Missouri West filed applications for CCNs for its planned renewable and natural gas plant investments. Final orders from the MPSC are expected in August 2025.
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
Evergy Kansas Central TFR Annual Update
Most recently, the updated TFR was expected to adjust Evergy Kansas Central's annual transmission revenues by approximately:
•$19.1 million increase effective in January 2025; and
•$115.8 million increase effective in January 2024.
Evergy Kansas Central TFR Formal Complaint
In February 2023, certain Evergy Kansas Central TFR customers submitted a formal complaint with FERC requesting the refund of over-collections related to the capital structure calculation in determining Evergy Kansas Central's Annual Transmission Revenue Requirement for the 2018 and 2019 rate years. As of March 31, 2025 and December 31, 2024, Evergy and Evergy Kansas Central had recorded a $7.1 million regulatory liability related to the 2018 and 2019 rate year refund request. Evergy and Evergy Kansas Central are awaiting a response from FERC.
Evergy Metro TFR Annual Update
Most recently, the updated TFR was expected to adjust Evergy Metro's annual transmission revenues by approximately:
•$1.0 million increase effective in January 2025; and
•$23.7 million increase effective in January 2024.

5. PENSION PLANS AND POST-RETIREMENT BENEFITS
Evergy and certain of its subsidiaries maintain, and Evergy Kansas Central and Evergy Metro participate in, qualified non-contributory defined benefit pension plans covering the majority of Evergy Kansas Central's and Evergy Metro's employees as well as certain non-qualified plans covering certain active and retired officers. Evergy is also responsible for its indirect 94% ownership share of Wolf Creek Generating Station (Wolf Creek) defined benefit plans, consisting of Evergy Kansas South's and Evergy Metro's respective 47% ownership shares.
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

	Pension Benefits			Post-Retirement Benefits
Three Months Ended March 31, 2025	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$11.3	$4.6	$6.7	$0.4	$0.2	$0.1
Interest cost	23.5	11.9	11.4	2.5	1.3	1.2
Expected return on plan assets	(22.0)	(10.7)	(11.3)	(2.7)	(1.4)	(1.3)
Prior service cost	0.5	0.5	—	0.1	0.1	(0.1)
Recognized net actuarial gain	(4.6)	(0.1)	(4.3)	(1.0)	(0.5)	(0.4)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	8.7	6.2	2.5	(0.7)	(0.3)	(0.5)
Regulatory adjustment	3.2	(2.7)	5.8	(0.2)	—	(0.1)
Intercompany allocations	—	(0.6)	0.1	—	—	0.1
Net periodic benefit costs (income)	$11.9	$2.9	$8.4	$(0.9)	$(0.3)	$(0.5)

	Pension Benefits			Post-Retirement Benefits
Three Months Ended March 31, 2024	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$11.5	$4.7	$6.8	$0.4	$0.2	$0.2
Interest cost	22.4	11.4	10.7	2.5	1.3	1.2
Expected return on plan assets	(21.7)	(10.7)	(10.9)	(2.8)	(1.5)	(1.4)
Prior service cost	0.5	0.5	—	—	—	(0.1)
Recognized net actuarial (gain) loss	(4.3)	0.2	(4.4)	(1.0)	(0.5)	(0.4)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	8.4	6.1	2.2	(0.9)	(0.5)	(0.5)
Regulatory adjustment	5.7	(2.1)	7.7	—	0.2	(0.1)
Intercompany allocations	—	(0.4)	(0.5)	—	—	0.1
Net periodic benefit costs (income)	$14.1	$3.6	$9.4	$(0.9)	$(0.3)	$(0.5)
The components of net periodic benefit costs other than the service cost component are included in other expense on the Evergy Companies' consolidated statements of income and comprehensive income.
For the three months ended March 31, 2025, Evergy, Evergy Kansas Central and Evergy Metro made cash pension contributions of $20.1 million, $9.9 million and $10.2 million, respectively. Evergy expects to make additional cash pension contributions of $46.0 million in 2025 to satisfy the Employee Retirement Income Security Act of 1974, as amended, funding requirements and KCC and MPSC rate orders, of which $24.8 million is expected to be paid by Evergy Kansas Central and $21.2 million is expected to be paid by Evergy Metro.
For the three months ended March 31, 2025, Evergy, Evergy Kansas Central and Evergy Metro made post-retirement benefit contributions of $0.2 million, $0.1 million and $0.1 million, respectively. Evergy, Evergy Kansas Central and Evergy Metro expect to make additional contributions in 2025 of $0.4 million, $0.2 million and $0.2 million, respectively, to the post-retirement benefit plans.
6. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
The Evergy Companies' $2.5 billion master credit facility expires in 2028. Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West have borrowing capacity under the master credit facility with specific sublimits for each borrower. These sublimits can be unilaterally adjusted by Evergy for each borrower provided the sublimits remain within minimum and maximum sublimits as specified in the facility. The applicable interest rates and commitment fees of the facility are also subject to changes in ratings by the credit rating agencies.
A default by any borrower under the facility or one of its significant subsidiaries on other indebtedness totaling more than $100.0 million constitutes a default by that borrower under the facility. Under the terms of this facility, each of Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West is required to maintain a total indebtedness to total capitalization ratio, as defined in the facility, of not greater than 0.65 to 1.00. As of March 31, 2025, Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West were in compliance with this covenant.

The following table summarizes the committed credit facilities (excluding receivable sale facilities discussed in Note 3) available to the Evergy Companies as of March 31, 2025 and December 31, 2024.

		Amounts Drawn
	Master Credit Facility	Commercial Paper	Letters of Credit	Cash Borrowings	Available Borrowings Capacity	Weighted Average Interest Rate on Short-Term Borrowings
March 31, 2025	(millions)
Evergy, Inc.	$300.0	$187.3	$0.7	$—	$112.0	4.63%
Evergy Kansas Central	1,100.0	292.5	52.0	—	755.5	4.63%
Evergy Metro	600.0	252.8	1.0	—	346.2	4.62%
Evergy Missouri West	500.0	211.0	—	—	289.0	4.58%
Evergy	$2,500.0	$943.6	$53.7	$—	$1,502.7

December 31, 2024
Evergy, Inc.	$300.0	$75.4	$0.7	$—	$223.9	4.70%
Evergy Kansas Central	1,100.0	797.3	1.0	—	301.7	4.74%
Evergy Metro	600.0	158.7	1.0	—	440.3	4.64%
Evergy Missouri West	500.0	176.2	—	—	323.8	4.71%
Evergy	$2,500.0	$1,207.6	$2.7	$—	$1,289.7
7. LONG-TERM DEBT
Mortgage Bonds
In March 2025, Evergy Kansas Central issued, at a discount, $300.0 million of 5.25% First Mortgage Bonds, maturing in 2035. Proceeds were used to pay down commercial paper and for general corporate purposes.
Notes
In March 2025, Evergy Kansas Central issued, at a discount, $300.0 million of 4.70% Notes, maturing in 2028. Proceeds were used to pay down commercial paper and for general corporate purposes.
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
The gross notional contract amount by commodity type for derivative instruments is summarized in the following table.

		March 31	December 31
Non-hedging derivatives	Notional volume unit of measure	2025	2024
Evergy		(millions)
Commodity contracts
Power	MWhs	30.8	51.3
Natural gas	MMBtu	336.6	598.7
Evergy Kansas Central
Commodity contracts
Power	MWhs	19.4	31.3
Natural gas	MMBtu	336.6	598.7
Evergy Metro
Commodity contracts
Power	MWhs	7.1	15.3

The fair values of Evergy's open derivative positions and balance sheet classifications are summarized in the following tables. The fair values below are gross values before netting agreements and netting of cash collateral.

		March 31	December 31
Evergy		2025	2024
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$28.1	$24.6
	Other assets - long-term	34.7	43.8
Natural gas	Other assets - current	18.4	16.9
	Other assets - long-term	1.1	2.1
Total derivative assets		$82.3	$87.4
Commodity contracts
Power	Other liabilities - current	$17.2	$14.2
	Other liabilities - long-term	33.4	41.5
Natural gas	Other liabilities - current	19.5	17.9
	Other liabilities - long-term	1.1	2.1
Total derivative liabilities		$71.2	$75.7

		March 31	December 31
Evergy Kansas Central		2025	2024
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$16.3	$11.3
	Other assets - long-term	34.7	43.8
Natural gas	Other assets - current	18.4	16.9
	Other assets - long-term	1.1	2.1
Total derivative assets		$70.5	$74.1
Commodity contracts
Power	Other liabilities - current	$16.4	$11.5
	Other liabilities - long-term	33.4	41.5
Natural gas	Other liabilities - current	19.5	17.9
	Other liabilities - long-term	1.1	2.1
Total derivative liabilities		$70.4	$73.0

		March 31	December 31
Evergy Metro		2025	2024
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$10.1	$10.1
Total derivative assets		$10.1	$10.1
Commodity contracts
Power	Other liabilities - current	$0.7	$2.0
Total derivative liabilities		$0.7	$2.0

The following tables present the line items on the Evergy Companies' consolidated balance sheets where derivative assets and liabilities are reported. The gross amounts offset in the tables below show the effect of master netting arrangements and include collateral posted to offset the net position.

March 31, 2025	Evergy	Evergy Kansas Central	Evergy Metro
Derivative Assets	(millions)
Current
Gross amounts recognized	$46.5	$34.7	$10.1
Gross amounts offset	(30.2)	(29.4)	(0.7)
Net amounts presented in other assets - current	$16.3	$5.3	$9.4
Long-Term
Gross amounts recognized	$35.8	$35.8	$—
Gross amounts offset	(11.7)	(11.7)	—
Net amounts presented in other assets - long-term	$24.1	$24.1	$—
Derivative Liabilities
Current
Gross amounts recognized	$36.7	$35.9	$0.7
Gross amounts offset	(28.0)	(27.2)	(0.7)
Net amounts presented in other liabilities - current	$8.7	$8.7	$—
Long-Term
Gross amounts recognized	$34.5	$34.5	$—
Gross amounts offset	(5.1)	(5.1)	—
Net amounts presented in other liabilities - long-term	$29.4	$29.4	$—

December 31, 2024	Evergy	Evergy Kansas Central	Evergy Metro
Derivative Assets	(millions)
Current
Gross amounts recognized	$41.5	$28.2	$10.1
Gross amounts offset	(28.4)	(25.7)	(2.0)
Net amounts presented in other assets - current	$13.1	$2.5	$8.1
Long-Term
Gross amounts recognized	$45.9	$45.9	$—
Gross amounts offset	(12.0)	(12.0)	—
Net amounts presented in other assets - long-term	$33.9	$33.9	$—
Derivative Liabilities
Current
Gross amounts recognized	$32.1	$29.4	$2.0
Gross amounts offset	(26.1)	(23.4)	(2.0)
Net amounts presented in other liabilities - current	$6.0	$6.0	$—
Long-Term
Gross amounts recognized	$43.6	$43.6	$—
Gross amounts offset	(3.8)	(3.8)	—
Net amounts presented in other liabilities - long-term	$39.8	$39.8	$—

The following table summarizes the amounts of gain (loss) recognized in income for the change in fair value of derivatives not designated as hedging instruments for the Evergy Companies.

Three Months Ended March 31		2025	2024
Location of gain (loss)	Contract type
Evergy		(millions)
Operating revenues	Commodity	$5.7	$(6.0)
Total		$5.7	$(6.0)
Evergy Kansas Central
Operating revenues	Commodity	$5.7	$(6.0)
Total		$5.7	$(6.0)
Credit risk of the Evergy Companies' derivative instruments relates to the potential adverse financial impact resulting from non-performance by a counterparty of its contractual obligations. The Evergy Companies maintain credit policies and employ credit risk mitigation, such as collateral requirements or letters of credit, when necessary to minimize their overall credit risk and monitor exposure. Substantially all of the Evergy Companies' counterparty credit risk associated with derivative instruments relates to Evergy Kansas Central's non-regulated energy marketing activities. As of March 31, 2025, if counterparty groups completely failed to perform on contracts, Evergy's and Evergy Kansas Central's maximum exposure related to derivative assets was $32.9 million. As of March 31, 2025, the potential loss after the consideration of applicable master netting arrangements and collateral received for Evergy and Evergy Kansas Central was $20.0 million.
Certain of the Evergy Companies' derivative instruments contain collateral provisions that are tied to the Evergy Companies' credit ratings and may require the posting of collateral for various reasons, including if the Evergy Companies' credit ratings were to fall below investment grade. Substantially all of these derivative instruments relate to Evergy Kansas Central's non-regulated energy marketing activities. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of March 31, 2025, was $37.0 million for which Evergy and Evergy Kansas Central have posted $2.5 million collateral in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered as of March 31, 2025, Evergy and Evergy Kansas Central could be required to post an additional $32.9 million of collateral to their counterparties.
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

	March 31, 2025		December 31, 2024
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt(a)	(millions)
Evergy(b)	$13,057.4	$12,411.5	$12,460.9	$11,535.0
Evergy Kansas Central	5,179.0	4,703.0	4,583.5	4,031.7
Evergy Metro	3,224.0	3,007.3	3,223.4	2,966.3
(a) Includes current maturities.
(b) Book value as of March 31, 2025 and December 31, 2024, includes $80.3 million and $81.7 million, respectively, of fair value adjustments recorded in connection with purchase accounting for the merger that created Evergy, which are not part of future principal payments and will amortize over the remaining life of the associated debt instrument.

Recurring Fair Value Measurements
The following tables include balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	March 31, 2025	Netting	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$137.3	$—	$128.6	$—	$—	$8.7
International equity funds	86.0	—	86.0	—	—	—
Core bond fund	68.6	—	68.6	—	—	—
High-yield bond fund	33.9	—	33.9	—	—	—
Emerging markets bond fund	21.3	—	21.3	—	—	—
Alternative investments fund	47.4	—	—	—	—	47.4
Real estate securities fund	16.4	—	—	—	—	16.4
Cash equivalents	0.6	—	0.6	—	—	—
Total nuclear decommissioning trust	411.5	—	339.0	—	—	72.5
Rabbi trust
Fixed income funds	14.1	—	14.1	—	—	—
Equity funds	6.5	—	6.5	—	—	—
Combination debt/equity/other fund	1.7	—	1.7	—	—	—
Cash equivalents	0.2	—	0.2	—	—	—
Total rabbi trust	22.5	—	22.5	—	—	—
Derivative instruments - commodity contracts(b)
Power	29.4	(21.6)	15.9	32.9	2.2	—
Natural gas	—	(19.5)	19.5	—	—	—
Total derivative assets	29.4	(41.1)	35.4	32.9	2.2	—
Total assets	463.4	(41.1)	396.9	32.9	2.2	72.5
Liabilities
Derivative instruments - commodity contracts(b)
Power	37.6	(12.2)	9.6	37.0	3.2	—
Natural gas	0.5	(20.1)	20.6	—	—	—
Total derivative liabilities	38.1	(32.3)	30.2	37.0	3.2	—
Total liabilities	$38.1	$(32.3)	$30.2	$37.0	$3.2	$—
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$349.4	$—	$349.4	$—	$—	$—
Debt securities
U.S. Treasury	56.5	—	56.5	—	—	—
U.S. Agency	0.1	—	—	0.1	—	—
State and local obligations	2.2	—	—	2.2	—	—
Corporate bonds	45.0	—	—	45.0	—	—
Cash equivalents	2.6	—	2.6	—	—	—
Total nuclear decommissioning trust	455.8	—	408.5	47.3	—	—
Self-insured health plan trust(c)
Equity securities	2.2	—	2.2	—	—	—
Debt securities	14.4	—	3.3	11.1	—	—
Cash and cash equivalents	3.8	—	3.8	—	—	—
Total self-insured health plan trust	20.4	—	9.3	11.1	—	—
Derivative instruments - commodity contracts(b)
Power	9.4	(0.7)	—	—	10.1	—
Total derivative assets	9.4	(0.7)	—	—	10.1	—
Total assets	485.6	(0.7)	417.8	58.4	10.1	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(0.7)	—	—	0.7	—
Total derivative liabilities	—	(0.7)	—	—	0.7	—
Total liabilities	$—	$(0.7)	$—	$—	$0.7	$—

Description	March 31, 2025	Netting	Level 1	Level 2	Level 3	NAV
Other Evergy	(millions)
Assets
Rabbi trusts
Core bond fund	$8.0	$—	$8.0	$—	$—	$—
Total rabbi trusts	8.0	—	8.0	—	—	—
Derivative instruments - commodity contracts(b)
Power	1.6	(0.1)	—	—	1.7	—
Total derivative assets	1.6	(0.1)	—	—	1.7	—
Total assets	9.6	(0.1)	8.0	—	1.7	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(0.1)	—	—	0.1	—
Total derivative liabilities	—	(0.1)	—	—	0.1	—
Total liabilities	$—	$(0.1)	$—	$—	$0.1	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$867.3	$—	$747.5	$47.3	$—	$72.5
Rabbi trusts	30.5	—	30.5	—	—	—
Self-insured health plan trust(c)	20.4	—	9.3	11.1	—	—
Derivative instruments - commodity contracts(b)
Power	40.4	(22.4)	15.9	32.9	14.0	—
Natural gas	—	(19.5)	19.5	—	—	—
Total derivative assets	40.4	(41.9)	35.4	32.9	14.0	—
Total assets	958.6	(41.9)	822.7	91.3	14.0	72.5
Liabilities
Derivative instruments - commodity contracts(b)
Power	37.6	(13.0)	9.6	37.0	4.0	—
Natural gas	0.5	(20.1)	20.6	—	—	—
Total derivative liabilities	38.1	(33.1)	30.2	37.0	4.0	—
Total liabilities	$38.1	$(33.1)	$30.2	$37.0	$4.0	$—

Description	December 31, 2024	Netting	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$142.9	$—	$134.0	$—	$—	$8.9
International equity funds	81.6	—	81.6	—	—	—
Core bond fund	66.7	—	66.7	—	—	—
High-yield bond fund	33.7	—	33.7	—	—	—
Emerging markets bond fund	20.6	—	20.6	—	—	—
Alternative investments fund	45.6	—	—	—	—	45.6
Real estate securities fund	16.3	—	—	—	—	16.3
Cash equivalents	0.5	—	0.5	—	—	—
Total nuclear decommissioning trust	407.9	—	337.1	—	—	70.8
Rabbi trust
Fixed income funds	14.6	—	14.6	—	—	—
Equity funds	6.9	—	6.9	—	—	—
Combination debt/equity/other fund	1.7	—	1.7	—	—	—
Cash equivalents	0.2	—	0.2	—	—	—
Total rabbi trust	23.4	—	23.4	—	—	—
Derivative instruments - commodity contracts(b)
Power	35.1	(20.0)	11.7	40.5	2.9	—
Natural gas	1.3	(17.7)	18.9	0.1	—	—
Total derivative assets	36.4	(37.7)	30.6	40.6	2.9	—
Total assets	467.7	(37.7)	391.1	40.6	2.9	70.8
Liabilities
Derivative instruments - commodity contracts(b)
Power	43.5	(9.5)	4.5	44.2	4.3	—
Natural gas	2.3	(17.7)	19.9	0.1	—	—
Total derivative liabilities	45.8	(27.2)	24.4	44.3	4.3	—
Total liabilities	$45.8	$(27.2)	$24.4	$44.3	$4.3	$—
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$368.8	$—	$368.8	$—	$—	$—
Debt securities
U.S. Treasury	55.3	—	55.3	—	—	—
State and local obligations	2.1	—	—	2.1	—	—
Corporate bonds	42.7	—	—	42.7	—	—
Cash equivalents	3.0	—	3.0	—	—	—
Total nuclear decommissioning trust	471.9	—	427.1	44.8	—	—
Self-insured health plan trust(c)
Equity securities	2.3	—	2.3	—	—	—
Debt securities	14.3	—	3.2	11.1	—	—
Cash and cash equivalents	2.3	—	2.3	—	—	—
Total self-insured health plan trust	18.9	—	7.8	11.1	—	—
Derivative instruments - commodity contracts(b)
Power	8.1	(2.0)	—	—	10.1	—
Total derivative assets	8.1	(2.0)	—	—	10.1	—
Total assets	498.9	(2.0)	434.9	55.9	10.1	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(2.0)	—	—	2.0	—
Total derivative liabilities	—	(2.0)	—	—	2.0	—
Total liabilities	$—	$(2.0)	$—	$—	$2.0	$—

Description	December 31, 2024	Netting	Level 1	Level 2	Level 3	NAV
Other Evergy	(millions)
Assets
Rabbi trusts
Core bond fund	$8.0	$—	$8.0	$—	$—	$—
Total rabbi trusts	8.0	—	8.0	—	—	—
Derivative instruments - commodity contracts(b)
Power	2.5	(0.7)	—	—	3.2	—
Total derivative assets	2.5	(0.7)	—	—	3.2	—
Total assets	10.5	(0.7)	8.0	—	3.2	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(0.7)	—	—	0.7	—
Total derivative liabilities	—	(0.7)	—	—	0.7	—
Total liabilities	$—	$(0.7)	$—	$—	$0.7	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$879.8	$—	$764.2	$44.8	$—	$70.8
Rabbi trusts	31.4	—	31.4	—	—	—
Self-insured health plan trust(c)	18.9	—	7.8	11.1	—	—
Derivative instruments - commodity contracts(b)
Power	45.7	(22.7)	11.7	40.5	16.2	—
Natural gas	1.3	(17.7)	18.9	0.1	—	—
Total derivative assets	47.0	(40.4)	30.6	40.6	16.2	—
Total assets	977.1	(40.4)	834.0	96.5	16.2	70.8
Liabilities
Derivative instruments - commodity contracts(b)
Power	43.5	(12.2)	4.5	44.2	7.0	—
Natural gas	2.3	(17.7)	19.9	0.1	—	—
Total derivative liabilities	45.8	(29.9)	24.4	44.3	7.0	—
Total liabilities	$45.8	$(29.9)	$24.4	$44.3	$7.0	$—
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

	March 31, 2025		December 31, 2024		March 31, 2025
	Fair	Unfunded	Fair	Unfunded	Redemption	Length of
	Value	Commitments	Value	Commitments	Frequency	Settlement
Evergy Kansas Central	(millions)
Nuclear decommissioning trust:
Domestic equity funds	$8.7	$1.3	$8.9	$1.3	(a)	(a)
Alternative investments fund(b)	47.4	—	45.6	—	Quarterly	65 days
Real estate securities fund(b)	16.4	—	16.3	—	Quarterly	65 days
Total Evergy investments at NAV	$72.5	$1.3	$70.8	$1.3
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
The following table summarizes the net unrealized gains (losses) for the Evergy Companies' nuclear decommissioning trusts and rabbi trusts.

Three Months Ended March 31	2025	2024
Evergy	(millions)
Nuclear decommissioning trust - equity securities	$(19.3)	$30.3
Nuclear decommissioning trust - debt securities	1.5	(1.3)
Rabbi trusts - equity securities	0.7	0.4
Total	$(17.1)	$29.4
Evergy Kansas Central
Nuclear decommissioning trust - equity securities	$0.9	$8.5
Rabbi trust - equity securities	0.6	0.5
Total	$1.5	$9.0
Evergy Metro
Nuclear decommissioning trust - equity securities	$(20.2)	$21.8
Nuclear decommissioning trust - debt securities	1.5	(1.3)
Total	$(18.7)	$20.5
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
Ozone Interstate Transport State Implementation Plans (ITSIP)
In 2015, the Environmental Protection Agency (EPA) lowered the Ozone National Ambient Air Quality Standards (NAAQS) from 75 ppb to 70 ppb. States were required to submit ITSIPs in 2018 to comply with the "Good Neighbor Provision" of the Clean Air Act (CAA) as it applies to the revised NAAQS. The EPA did not act on these ITSIP submissions by the deadline established in the CAA and entered consent decrees establishing deadlines for the EPA to take final action on various ITSIPs. In February 2022, the EPA published a proposed rule to disapprove the ITSIPs submitted by nineteen states including Missouri and Oklahoma. In April 2022, the EPA published an approval of the Kansas ITSIP in the Federal Register. The Missouri Department of Natural Resources (MDNR) submitted a supplemental ITSIP to the EPA in November 2022. In February 2023, the EPA published a final rule disapproving the ITSIPs submitted by nineteen states, including the final disapproval of the Missouri and Oklahoma ITSIPs. In April 2023, the Attorneys General of Missouri and Oklahoma filed Petitions for Review in the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) and the U.S. Court of Appeals for the Tenth Circuit (Tenth Circuit), respectively, challenging the EPA's disapproval. In May 2023, the Eighth Circuit granted a stay of the EPA's disapproval of the Missouri ITSIP. Similarly, in July 2023, the Tenth Circuit granted a stay of the EPA's disapproval of the Oklahoma ITSIP. In August 2024, the EPA published in the Federal Register a proposed rule to disapprove the supplemental ITSIP that Missouri submitted in November 2022. Due to uncertainty regarding the stays of the EPA's disapprovals of the Missouri and Oklahoma ITSIPs, the Evergy Companies are unable to accurately assess the impact on their operations or consolidated financial results, but the cost to comply could be material. In January 2024, the EPA proposed to disapprove the ITSIP for Kansas and four other states. The Kansas ITSIP was previously approved in April 2022. The impact of the EPA's disapproval of the Kansas ITSIP could have a material impact on the Evergy Companies' operations.
Ozone Interstate Transport Federal Implementation Plans (ITFIP)
In April 2022, the EPA published in the Federal Register the proposed ITFIP to resolve outstanding "Good Neighbor" obligations with respect to the 2015 Ozone NAAQS for twenty-six states including Missouri and Oklahoma. This ITFIP would establish a revised Cross-State Air Pollution Rule (CSAPR) ozone season nitrogen oxide (NOx) emissions trading program for EGUs beginning in 2023 and would limit ozone season NOx emissions from certain industrial stationary sources beginning in 2026. The proposed rule would also establish a new daily backstop NOx emissions rate limit for applicable coal-fired units larger than 100 MW, as well as unit-specific NOx emission rate limits for certain industrial emission units and would feature "dynamic" adjustments of emission budgets for EGUs beginning with ozone season 2025. The proposed ITFIP included reductions to the state ozone season NOx budgets for Missouri and Oklahoma beginning in 2023 with additional reductions in future years. The Evergy Companies provided formal comments as part of the rulemaking process. In March 2023, the EPA issued the final ITFIPs for twenty-three states, including Missouri and Oklahoma, which included reduced ozone season NOx budgets for EGUs in Missouri, Oklahoma and other states, and included other features and requirements that were in the proposed version of the rule. Because the EPA's authority to impose an ITFIP for a state is triggered by the state's failure to submit an ITSIP addressing NAAQS by the statutory deadline or disapproval of an ITSIP, the EPA lacks authority under the CAA to impose an ITFIP on a state for which state implementation plan (SIP) disapprovals have been stayed by the courts. Accordingly, the EPA issued interim final rules staying the effectiveness of the ITFIP in both Missouri and Oklahoma while the stays issued by the Eighth and Tenth Circuits in the ITSIP disapproval cases remain in place. During this time, both states will continue to operate under the existing CSAPR program. While Kansas was not originally included in the ITFIP, in January 2024, the EPA issued a proposal to include Kansas in the ITFIP. In June 2024, the U.S. Supreme Court issued an order granting emergency motions for stay filed by state and industry petitioners of the final ITFIP pending further review of the ITFIP by the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit). In March 2025, the EPA announced plans to end the Good Neighbor Rule for the 2015 Ozone NAAQS. And in April 2025, the D.C. Circuit granted an EPA request to hold all challenges to the ITFIP in indefinite abeyance. If the ITFIP ultimately takes effect for Missouri, Kansas and Oklahoma following the pending litigation or the EPA is unable to end the program as announced, the impact on the Evergy Companies' operations and the cost to comply could be material.
Particulate Matter National Ambient Air Quality Standards
In March 2024, the EPA published in the Federal Register the final rule which strengthens the primary annual PM2.5 (particulate matter less than 2.5 microns in diameter) NAAQS. The EPA is lowering the primary annual PM2.5 NAAQS from 12.0 µg/m3 (micrograms per cubic meter) to 9.0 µg/m3. The final rule took effect in May 2024. In August 2024, the EPA released the PM2.5 ambient monitor design values for calendar years 2021 through 2023. These design values will be used by each state governor for recommending to the EPA attainment designations for their states. In February 2025, the Kansas Governor sent recommendations to the EPA to designate the entire state of Kansas as either attainment or attainment/unclassifiable for the 2024 annual PM2.5 NAAQS. In March 2025, the EPA announced it plans to reconsider the 2024 PM2.5 NAAQS. As a result of the EPA's plans to reconsider this NAAQS, the Missouri Governor delayed submitting area designations to the EPA. While the EPA is required to issue final designations for all states, including Kansas and Missouri, by February 2026, the issuance of final designations is in question based on the EPA's plans to reconsider this NAAQS. Due to the uncertainty of the attainment status of portions of the service territory and potential reconsideration of the NAAQS, the Evergy Companies are unable to accurately assess the impacts on their operations or consolidated financial results, but the cost to comply with lower PM2.5 NAAQS could be material.
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
The Kansas SIP revision did not include any additional emission reductions by electric utilities based on the significant reductions that were achieved during the first implementation period. The Kansas Department of Health and Environment submitted the Kansas SIP revision in July 2021. In August 2024, the EPA issued the final disapproval of the Kansas SIP revision for failing to conduct a four-factor analysis for at least two emission sources in Kansas. If a Kansas generating unit of the Evergy Companies is selected for analysis, the possibility exists that the state or the EPA, through a revised SIP or a FIP, could determine that additional operational or physical modifications are required on the generating unit to further reduce emissions.
In March 2025, the EPA announced it plans to restructure the Regional Haze Program, however no specific details of the planned restructuring have been provided. If a Kansas or Missouri revised SIP or FIP is finalized, the overall costs of implementing the rules could be material to the Evergy Companies.
Greenhouse Gases
Burning coal and other fossil fuels releases carbon dioxide (CO2) and other gases referred to as greenhouse gases (GHG). Various regulations under the CAA limit CO2 and other GHG emissions, and in addition, other measures are being imposed or offered by individual states, municipalities and regional agreements with the goal of reducing GHG emissions. In April 2024, the EPA finalized the GHG regulations and GHG guidelines that apply to new and existing fossil fuel fired EGUs. The final GHG regulation establishes CO2 limitations on emissions from new and reconstructed stationary combustion turbines. The GHG guidelines set CO2 emission limitations for existing coal, oil and gas-fired steam generating units. For new and reconstructed stationary combustion turbines, the emission limitations were developed by applying the Best System of Emission Reduction (BSER) to three distinct subcategories (low load, intermediate load and base load) taking into consideration the annual capacity factor of the stationary combustion turbine. For intermediate and base load stationary combustion turbines, BSER is assumed to be the utilization of highly efficient combustion turbine technology. Base load stationary combustion turbines are also required to consider the emissions reduction associated with the application of carbon capture and sequestration (CCS) beginning in 2032. For existing coal-fired EGUs, the emission limitations were established by applying the BSER to two subcategories (medium and long-term). For medium-term existing coal-fired units, which are units retiring between 2032 and 2038, the BSER established emission limitation is based on co-firing natural gas beginning in 2030. For units operating in 2039 and after, BSER is the application of CCS starting in 2032. In July 2024, the D.C. Circuit denied motions of stay filed by various states, industry and trade organizations; however, the D.C. Circuit has ordered expedited review of the challenges to the final regulations and guidelines. In December 2024, a three-judge panel of the D.C. Circuit heard oral arguments on challenges to the merits of the rule. In March 2025, the EPA announced it plans to reconsider the GHG regulation and guidelines by issuing a proposed reconsideration of the rule in spring 2025 and issuing final regulations by December 2025. While the EPA reconsiders the GHG regulation and guidelines, the D.C. Circuit granted an unopposed motion to hold the case challenging the merits of the rule in abeyance.
Due to uncertainty regarding the implementation of these final rules, ongoing judicial review and potential reconsideration of these rules, the Evergy Companies are unable to accurately assess the impacts on their operations or consolidated financial results, but the cost to comply could be material.
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
In April 2024, the EPA finalized an expansion to the CCR regulations focused on legacy surface impoundments and historic placements of CCR. This regulation expands applicability of the 2015 CCR regulation to inactive landfills and beneficial use sites not previously regulated. Litigation could impact the timing or cost to comply. In March 2025, the EPA announced its plans to update regulations of CCRs, however specific details of any planned revisions have not been provided.
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

Montrose Station CCRs
In January 2025, two lawsuits, including one seeking class certification, were filed in the Circuit Court of Henry County, Missouri against Evergy Metro and two other defendants alleging unspecified damages resulting from the defendants' alleged unlawful and negligent spreading of CCRs associated with the Montrose Station coal ash landfill. Montrose Station was a coal-fired generating facility which was operated by Evergy Metro until its closure in 2018. The cases are at preliminary stages and Evergy and Evergy Metro are unable to assess the outcome or reasonably estimate any possible damages with respect to the claims. However, Evergy and Evergy Metro believe the claims are without merit and intend to vigorously defend themselves.
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
The operating expenses and capital costs billed for jointly-owned plants and shared services are detailed in the following table.

Three Months Ended March 31	2025	2024
	(millions)
Evergy Kansas Central billings to Evergy Missouri West	$7.7	$7.1
Evergy Metro billings to Evergy Missouri West	25.8	28.2
Evergy Kansas Central billings to Evergy Metro	13.0	11.3
Evergy Metro billings to Evergy Kansas Central	32.9	32.4
Related Party Net Receivables and Payables
The following table summarizes Evergy Kansas Central's and Evergy Metro's related party net receivables and payables.

	March 31	December 31
	2025	2024
Evergy Kansas Central	(millions)
Net payable to Evergy	$(13.0)	$(13.4)
Net payable to Evergy Metro	(24.0)	(22.9)
Net receivable from Evergy Missouri West	10.6	23.0

Evergy Metro
Net receivable from Evergy	$17.6	$16.8
Net receivable from Evergy Kansas Central	24.0	22.9
Net receivable from Evergy Missouri West	87.2	86.2

Money Pool
Evergy Kansas Central, Evergy Metro and Evergy Missouri West are authorized to participate in the Evergy, Inc. money pool, which is an internal financing arrangement in which funds may be lent on a short-term basis between Evergy Kansas Central, Evergy Metro, Evergy Missouri West and Evergy, Inc. Evergy, Inc. can lend but not borrow under the money pool.
As of March 31, 2025 and December 31, 2024, Evergy Kansas Central and Evergy Metro had no outstanding receivables or payables under the money pool.
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

	March 31	December 31
	2025	2024
Evergy Kansas Central	(millions)
Income taxes receivable from Evergy	$3.3	$11.4

Evergy Metro
Income taxes payable to Evergy	$(15.1)	$(10.0)

12. TAXES
Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Evergy
Three Months Ended March 31	2025	2024
Federal statutory income tax	21.0%	21.0%
COLI policies	(1.1)	(1.2)
State income taxes	(1.0)	0.6
Flow through depreciation for plant-related differences	(5.2)	(8.3)
Federal tax credits	(6.4)	(6.6)
Non-controlling interest	(0.3)	(0.3)
AFUDC equity	(0.2)	(0.3)
Amortization of federal investment tax credits	(0.5)	(0.6)
Stock compensation	0.4	0.4
Officer compensation limitation	0.2	0.8
Other	0.1	0.1
Effective income tax rate	7.0%	5.6%

Evergy Kansas Central
Three Months Ended March 31	2025	2024
Federal statutory income tax	21.0%	21.0%
COLI policies	(1.9)	(2.0)
State income taxes	(0.1)	0.6
Flow through depreciation for plant-related differences	(3.4)	(5.4)
Federal tax credits	(10.3)	(10.9)
Non-controlling interest	(0.4)	(0.5)
AFUDC equity	(0.2)	(0.5)
Amortization of federal investment tax credits	(0.3)	(0.4)
Stock compensation	(0.2)	(0.1)
Other	0.1	0.1
Effective income tax rate	4.3%	1.9%

Evergy Metro
Three Months Ended March 31	2025	2024
Federal statutory income tax	21.0%	21.0%
COLI policies	(0.1)	(0.1)
State income taxes	(1.3)	0.9
Flow through depreciation for plant-related differences	(4.9)	(7.7)
Federal tax credits	(0.9)	(0.6)
AFUDC equity	(0.2)	—
Amortization of federal investment tax credits	(0.8)	(0.9)
Stock compensation	1.8	1.9
Officer compensation limitation	0.4	1.9
Effective income tax rate	15.0%	16.4%

13. SEGMENT INFORMATION
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

Three Months Ended March 31	2025	2024
	(millions)
OPERATING REVENUES	$1,374.5	$1,331.0
Less:
Fuel and purchased power	355.3	376.4
SPP network transmission costs	96.4	72.7
Operating and maintenance:
Operations and customer	147.1	152.1
Support	33.0	33.2
Other segment items, including benefit costs(a)	51.9	46.2
Depreciation and amortization	288.1	276.1
Taxes other than income tax	111.1	114.1
Interest expense	152.5	133.2
Income tax expense	9.6	7.3
Net income attributable to noncontrolling interests	3.1	3.1
Plus:
Total other income (expense), net	(3.0)	4.3
Equity in earnings of equity method investees, net of income taxes	1.6	1.8
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$125.0	$122.7
(a) Other segment items include benefits expense associated with Operations, Customer and Support employees, regulatory amortization expense, expense associated with energy efficiency programs and bad debt expense, among other items.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following combined Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the consolidated financial statements and accompanying notes in this combined Quarterly Report on Form 10-Q and the Evergy Companies' combined 2024 Form 10-K. None of the registrants make any representation as to information related solely to Evergy, Evergy Kansas Central or Evergy Metro other than itself.

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
Evergy Kansas Central's 2025 Rate Case Proceeding
In January 2025, Evergy Kansas Central filed an application with the KCC to request an increase to its retail revenues of approximately $196 million. Evergy Kansas Central's request reflected a return on equity of 10.5% (with a capital structure composed of 52% equity) and increases related to the recovery of infrastructure investments made to improve reliability and enhance customer service and the update of expenses to current levels of spend. An evidentiary hearing in the case is scheduled to occur in July 2025 and new rates are expected to be effective in September 2025.
Missouri Legislation
In April 2025, Missouri S.B. 4 was signed into law by the Governor of Missouri. Most notably, S.B. 4 establishes new mechanisms for Missouri electric utilities to recover the costs associated with the construction of new natural gas-fired generating units. The utilities will be able to include certain costs of CWIP in rate base. The inclusion of CWIP will be in lieu of AFUDC applicable to the construction of the new natural gas-fired generating units. The MPSC will determine the amount of CWIP that may be included in rate base. Additionally, amounts collected arising from the inclusion of CWIP in rate base are subject to refund under certain circumstances. These provisions are scheduled to expire at the end of 2035.
Additionally, the law extends Missouri's existing PISA provisions to include certain natural gas-fired generating units as qualifying electric plant and extends the sunset date of these provisions through the end of 2035. These provisions allow electric utilities to defer to a regulatory asset for recovery in a subsequent general rate case 85% of depreciation expense and the associated return on investment for qualifying electric plant rate base additions for assets placed in-service between general rate cases.

Kansas Legislation
In April 2025, Kansas H.B. 2107 was signed into law by the Governor of Kansas. Most notably, H.B. 2107 establishes a two-year statute of limitations for wildfire-related claims against a Kansas electric public utility and a $5.0 million limit for punitive damages awarded under a fire claim. The law also requires the plaintiff to establish the burden of proof for fire claims by a preponderance of evidence.
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
In 2024, Evergy Kansas Central and Evergy Missouri West requested predetermination from the KCC and a CCN from the MPSC, respectively, for their planned natural gas investments. In April 2025, Evergy Kansas Central and intervenors in the case reached a non-unanimous partial settlement agreement regarding its investments in its planned natural gas plants. See "Applications for Predetermination" and "Requests for Certificate of Convenience and Necessity" in Note 4 to the consolidated financial statements for information regarding Evergy Kansas Central's and Evergy Missouri West's applications for predetermination and CCN for their investments in these natural gas plants.
Renewable Plant Investments
Evergy Kansas Central intends to construct and own an approximately 159 MW solar generation facility to be located in Kansas and called Kansas Sky. The solar generation facility is expected to begin operations by summer of 2027. The construction of Kansas Sky is subject to the granting by the KCC of predetermination with reasonably acceptable terms and other closing conditions. In April 2025, Evergy Kansas Central and intervenors in the case reached a unanimous partial settlement agreement regarding the Kansas Sky solar investment. See "Applications for Predetermination" in Note 4 to the consolidated financial statements for additional information regarding Evergy Kansas Central's application for predetermination for its investment in this renewable generating plant.
In 2024, Evergy Missouri West entered into agreements to own two solar generation facilities currently under development. The first facility, to be called Sunflower Sky, is a solar generation facility to be located in Kansas with an expected generating capacity of approximately 65 MW. The second facility, to be called Foxtrot, is a solar generation facility to be located in Missouri with an expected generating capacity of approximately 100 MW. The solar generation facilities are expected to begin operations by summer of 2027. The agreements are subject to regulatory approvals and closing conditions, including the granting by the MPSC of a CCN with reasonably acceptable terms. See "Requests for Certificate of Convenience and Necessity" in Note 4 to the consolidated financial statements for information regarding Evergy Missouri West's application for a CCN for its investment in this renewable generating plant.
Regulatory Proceedings
See Note 4 to the consolidated financial statements for information regarding other regulatory proceedings.
Wolf Creek Refueling Outage and Fuel Supply
Wolf Creek's most recent refueling outage began in March 2024 and the unit returned to service in May 2024. Wolf Creek's next refueling outage is planned to begin in the fourth quarter of 2025.

Earnings Overview
The following table summarizes Evergy's net income and diluted EPS.

Three Months Ended March 31	2025	Change	2024
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$125.0	$2.3	$122.7
Earnings per common share, diluted	0.54	0.01	0.53
Net income attributable to Evergy, Inc. increased for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to new Evergy Missouri West retail rates effective in January 2025, higher transmission revenues and retail sales driven by favorable weather; partially offset by higher interest and depreciation expense and lower investment earnings.
Diluted EPS increased for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to the increase in net income attributable to Evergy, Inc. discussed above.
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
Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) for the three months ended March 31, 2025 were $125.0 million or $0.54 per share. For the three months ended March 31, 2024, Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) were $124.7 million or $0.54 per share.

In addition to net income attributable to Evergy, Inc. and diluted EPS, Evergy's management uses adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) to evaluate earnings and EPS without the mark-to-market impacts of economic hedges related to Evergy Kansas Central's 8% ownership share of JEC.
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

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
Three Months Ended March 31	2025		2024
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$125.0	$0.54	$122.7	$0.53
Non-GAAP reconciling items:
Mark-to-market impact of JEC economic hedges, pre-tax(a)	—	—	2.6	0.01
Income tax benefit(b)	—	—	(0.6)	—
Adjusted earnings (non-GAAP)	$125.0	$0.54	$124.7	$0.54
(a)Reflects mark-to-market gains or losses related to forward contracts for natural gas and electricity entered into as economic hedges against fuel price volatility related to Evergy Kansas Central's 8% ownership share of JEC that are included in operating revenues on the consolidated statements of comprehensive income.
(b)Reflects an income tax effect calculated at a statutory rate of approximately 22%.
ENVIRONMENTAL MATTERS
See Note 10 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 11 to the consolidated financial statements for information regarding related party transactions.

EVERGY RESULTS OF OPERATIONS
The following table summarizes Evergy's comparative results of operations.

Three Months Ended March 31	2025	Change	2024
	(millions)
Operating revenues	$1,374.5	$43.5	$1,331.0
Fuel and purchased power	355.3	(21.1)	376.4
SPP network transmission costs	96.4	23.7	72.7
Operating and maintenance	232.0	0.5	231.5
Depreciation and amortization	288.1	12.0	276.1
Taxes other than income tax	111.1	(3.0)	114.1
Income from operations	291.6	31.4	260.2
Other income (expense), net	(3.0)	(7.3)	4.3
Interest expense	152.5	19.3	133.2
Income tax expense	9.6	2.3	7.3
Equity in earnings of equity method investees, net of income taxes	1.6	(0.2)	1.8
Net income	128.1	2.3	125.8
Less: Net income attributable to noncontrolling interests	3.1	—	3.1
Net income attributable to Evergy, Inc.	$125.0	$2.3	$122.7

Gross Margin (GAAP) and Utility Gross Margin (non-GAAP)
The following table summarizes Evergy's gross margin (GAAP) and MWhs sold and reconcile Evergy's gross margin (GAAP) to Evergy's utility gross margin (non-GAAP). See "Executive Summary - Non-GAAP Measures", above for additional information regarding gross margin (GAAP) and utility gross margin (non-GAAP).

	Revenues and Expenses			MWhs Sold
Three Months Ended March 31	2025	Change	2024	2025	Change	2024
Retail revenues	(millions)			(thousands)
Residential	$509.9	$30.9	$479.0	4,055	313	3,742
Commercial	436.5	3.8	432.7	4,425	135	4,290
Industrial	145.0	(15.4)	160.4	1,878	(169)	2,047
Other retail revenues	10.1	(1.8)	11.9	24	(3)	27
Total electric retail	1,101.5	17.5	1,084.0	10,382	276	10,106
Wholesale revenues	48.6	(22.4)	71.0	3,595	301	3,294
Transmission revenues	134.0	18.6	115.4	N/A	N/A	N/A
Other revenues	90.4	29.8	60.6	N/A	N/A	N/A
Operating revenues	1,374.5	43.5	1,331.0	13,977	577	13,400
Fuel and purchased power	(355.3)	21.1	(376.4)
SPP network transmission costs	(96.4)	(23.7)	(72.7)
Operating and maintenance(a)	(129.1)	6.8	(135.9)
Depreciation and amortization	(288.1)	(12.0)	(276.1)
Taxes other than income tax	(111.1)	3.0	(114.1)
Gross margin (GAAP)	394.5	38.7	355.8
Operating and maintenance(a)	129.1	(6.8)	135.9
Depreciation and amortization	288.1	12.0	276.1
Taxes other than income tax	111.1	(3.0)	114.1
Utility gross margin (non-GAAP)	$922.8	$40.9	$881.9
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $102.9 million and $95.6 million for the three months ended March 31, 2025 and 2024, respectively.

Evergy's gross margin (GAAP) increased $38.7 million for the three months ended March 31, 2025, compared to the same period in 2024 and Evergy's utility gross margin (non-GAAP) increased $40.9 million for the three months ended March 31, 2025, compared to the same period in 2024, both measures were driven by:
•a $23.5 million increase from new Evergy Missouri West retail rates effective in January 2025;
•an $18.6 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2025; and
•a $3.7 million increase primarily due to higher retail sales driven by favorable weather (heating degree days increased by 18%), partially offset by lower demand and retail pricing; partially offset by
•a $4.9 million decrease related to Evergy Kansas Central's TDC rider.
Additionally, the increase in Evergy's gross margin (GAAP) was also impacted by:
•a $12.0 million increase in depreciation and amortization as further described below;
•a $6.8 million decrease in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by a $4.3 million decrease in operating and maintenance expense at generating facilities and a $2.5 million decrease in transmission and distribution operating and maintenance expenses; and
•a $3.0 million decrease in taxes other than income tax.

Depreciation and Amortization
Evergy's depreciation and amortization expense increased $12.0 million for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to capital additions.
Other Income (Expense), Net
Evergy's other income, net for the three months ended March 31, 2024 became other expense, net for the three months ended March 31, 2025 as a result of a $7.3 million increase in net other expense items, primarily driven by:
•a $5.2 million decrease due to recording lower Evergy Kansas Central corporate-owned life insurance (COLI) benefits in 2025; and
•a $3.2 million decrease in investment earnings primarily driven by a $3.9 million decrease due to unrealized losses from various equity investments.
Interest Expense
Evergy's interest expense increased $19.3 million for the three months ended March 31, 2025, compared to the same period in 2024, primarily driven by:
•a $20.4 million increase due to issuances of long-term debt; and
•a $3.9 million increase due to lower debt AFUDC primarily due to lower short-term debt balances in 2025; partially offset by
•a $4.9 million decrease due to the repayment of long-term debt.
LIQUIDITY AND CAPITAL RESOURCES
Evergy relies primarily upon cash from operations, short-term borrowings, long-term debt and equity and equity-like issuances and its existing cash and cash equivalents to fund its capital requirements. Evergy's capital requirements primarily consist of capital expenditures, payment of contractual obligations and other commitments, and the payment of dividends to shareholders. In addition, tax legislation and regulation could result in significant impacts to cash flow. Evergy expects cash flows to be sufficient to meet existing short-term capital requirements. See the Evergy Companies' combined 2024 Form 10-K for more information on Evergy's sources and uses of cash.
Short-Term Borrowings
As of March 31, 2025, Evergy had $1,502.7 million of available borrowing capacity under its master credit facility. The available borrowing capacity under the master credit facility consisted of $112.0 million for Evergy, Inc., $755.5 million for Evergy Kansas Central, $346.2 million for Evergy Metro and $289.0 million for Evergy Missouri West. The Evergy Companies' borrowing capacity under the master credit facility also supports their issuance of commercial paper. See Note 6 to the consolidated financial statements for more information regarding the master credit facility.
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

Credit Ratings
In April 2025, Moody's Investor Service changed Evergy Missouri West's outlook from Negative to Stable and lowered credit ratings as detailed in the following table.

Moody's
Investors Service(a)
Evergy Missouri West
Corporate Credit Rating	Baa3
Senior Secured Debt	Baa1
Commercial Paper	P-3
(a)A securities rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency.
Pensions
See Note 5 to the consolidated financial statements for information regarding Evergy's pension and post-retirement plan contributions.
Debt Covenants
As of March 31, 2025, Evergy was in compliance with all debt covenants under the master credit facility and certain debt instruments that contain restrictions that require the maintenance of certain capitalization and leverage ratios. See Note 6 to the consolidated financial statements for more information.
Cash Flows
The following table presents Evergy's cash flows from operating, investing and financing activities.

Three Months Ended March 31	2025	2024
	(millions)
Cash Flows from Operating Activities	$449.6	$317.3
Cash Flows used in Investing Activities	(598.9)	(583.2)
Cash Flows from Financing Activities	171.6	303.6
Cash Flows from Operating Activities
Evergy's cash flows from operating activities increased $132.3 million for the three months ended March 31, 2025, compared to the same period in 2024, primarily driven by an increase in cash receipts for retail electric sales in 2025 including higher retail rates at Evergy Missouri West and an increase in fuel recovery mechanism net collections, primarily at Evergy Kansas Central.
Cash Flows used in Investing Activities
Evergy's cash flows used in investing activities increased $15.7 million for the three months ended March 31, 2025, compared to the same period in 2024, primarily driven by:
•a $40.8 million decrease in proceeds from COLI investments, primarily from Evergy Kansas Central due to a lower number of policy settlements in 2025; partially offset by
•a $25.8 million decrease in additions to property, plant and equipment, primarily due to higher spending in 2024 for a variety of capital projects including transmission and distribution projects related to grid resiliency and other infrastructure improvements.
Cash Flows from Financing Activities
Evergy's cash flows from financing activities decreased $132.0 million for the three months ended March 31, 2025, compared to the same period in 2024, primarily driven by:
•a $403.7 million decrease in short-term borrowings primarily due to the repayment of commercial paper borrowings with proceeds from long-term debt issuances; partially offset by

•a $268.1 million increase in proceeds from long-term debt, net, due to the issuance of $594.2 million of long-term debt for the three months ended March 31, 2025, compared to the issuance of $326.1 million of long-term debt in the same period in 2024.
EVERGY KANSAS CENTRAL, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Kansas Central is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Kansas Central's comparative results of operations.

Three Months Ended March 31	2025	Change	2024
	(millions)
Operating revenues	$709.1	$15.9	$693.2
Fuel and purchased power	126.5	(12.1)	138.6
SPP network transmission costs	96.4	23.7	72.7
Operating and maintenance	109.5	(6.8)	116.3
Depreciation and amortization	142.1	3.0	139.1
Taxes other than income tax	60.8	(2.4)	63.2
Income from operations	173.8	10.5	163.3
Other income (expense), net	0.6	(4.8)	5.4
Interest expense	59.3	3.5	55.8
Income tax expense	4.9	2.8	2.1
Equity in earnings of equity method investees, net of income taxes	0.7	(0.1)	0.8
Net income	110.9	(0.7)	111.6
Less: Net income attributable to noncontrolling interests	3.1	—	3.1
Net income attributable to Evergy Kansas Central, Inc.	$107.8	$(0.7)	$108.5

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

	Revenues and Expenses			MWhs Sold
Three Months Ended March 31	2025	Change	2024	2025	Change	2024
Retail revenues	(millions)			(thousands)
Residential	$223.7	$9.4	$214.3	1,607	106	1,501
Commercial	183.6	—	183.6	1,709	51	1,658
Industrial	96.1	(9.9)	106.0	1,180	(94)	1,274
Other retail revenues	6.1	—	6.1	10	—	10
Total electric retail	509.5	(0.5)	510.0	4,506	63	4,443
Wholesale revenues	72.5	4.4	68.1	2,161	(385)	2,546
Transmission revenues	123.2	14.3	108.9	N/A	N/A	N/A
Other revenues	3.9	(2.3)	6.2	N/A	N/A	N/A
Operating revenues	709.1	15.9	693.2	6,667	(322)	6,989
Fuel and purchased power	(126.5)	12.1	(138.6)
SPP network transmission costs	(96.4)	(23.7)	(72.7)
Operating and maintenance (a)	(56.7)	9.0	(65.7)
Depreciation and amortization	(142.1)	(3.0)	(139.1)
Taxes other than income tax	(60.8)	2.4	(63.2)
Gross margin (GAAP)	226.6	12.7	213.9
Operating and maintenance (a)	56.7	(9.0)	65.7
Depreciation and amortization	142.1	3.0	139.1
Taxes other than income tax	60.8	(2.4)	63.2
Utility gross margin (non-GAAP)	$486.2	$4.3	$481.9
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $52.8 million and $50.6 million for the three months ended March 31, 2025 and 2024, respectively.

Evergy Kansas Central's gross margin (GAAP) increased $12.7 million for the three months ended March 31, 2025, compared to the same period in 2024, and Evergy Kansas Central's utility gross margin (non-GAAP) increased $4.3 million for the three months ended March 31, 2025, compared to the same period in 2024, both measures were driven by:
•a $14.3 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2025; partially offset by
•a $5.8 million decrease primarily due to lower retail sales driven by lower weather-normalized residential and industrial demand and retail pricing, partially offset by favorable weather (heating degree days increased 21%); and
•a $4.2 million decrease related to Evergy Kansas Central's TDC rider.
Additionally, the increase in Evergy Kansas Central's gross margin (GAAP) was also impacted by:
•a $3.0 million increase in depreciation and amortization;
•a $9.0 million decrease in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily due to a $5.3 million decrease in transmission and distribution operating and maintenance expense as described further below; and
•a $2.4 million decrease in taxes other than income tax.

Evergy Kansas Central Operating and Maintenance
Evergy Kansas Central's operating and maintenance expense decreased $6.8 million for the three months ended March 31, 2025, compared to the same period in 2024, primarily driven by a $5.3 million decrease in transmission and distribution operating and maintenance expenses primarily due to a $4.9 million decrease in non-labor expense driven by net affiliate billings related to common use assets and lower contractor and storm costs.
Evergy Kansas Central Depreciation and Amortization
Evergy Kansas Central's depreciation and amortization expense increased $3.0 million for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to capital additions.
Evergy Kansas Central Other Income Net
Evergy Kansas Central's other income, net decreased $4.8 million for the three months ended March 31, 2024 compared to the same period in 2025, primarily driven by a $5.2 million decrease due to recording lower Evergy Kansas Central COLI benefits in 2025.
Evergy Kansas Central Interest Expense
Evergy Kansas Central's interest expense increased $3.5 million for the three months ended March 31, 2025, compared to the same period in 2024, primarily driven by a $2.6 million increase in interest expense on short-term borrowings, including borrowings under the money pool, primarily due to higher short-term debt balances.
EVERGY METRO, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Metro is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Metro's comparative results of operations.

Three Months Ended March 31	2025	Change	2024
	(millions)
Operating revenues	$427.7	$6.8	$420.9
Fuel and purchased power	137.8	1.2	136.6
Operating and maintenance	70.5	2.6	67.9
Depreciation and amortization	103.8	3.3	100.5
Taxes other than income tax	36.7	(0.6)	37.3
Income from operations	78.9	0.3	78.6
Other income (expense), net	0.9	2.8	(1.9)
Interest expense	36.3	(1.3)	37.6
Income tax expense	6.6	0.2	6.4
Net income	$36.9	$4.2	$32.7

Evergy Metro Gross Margin (GAAP) and Utility Gross Margin (non-GAAP)
The following table summarizes Evergy Metro's gross margin (GAAP) and MWhs sold and reconciles Evergy Metro's gross margin (GAAP) to Evergy Metro's utility gross margin (non-GAAP). See "Executive Summary - Non-GAAP Measures" for additional information regarding gross margin (GAAP) and utility gross margin (non-GAAP).

	Revenues and Expenses			MWhs Sold
Three Months Ended March 31	2025	Change	2024	2025	Change	2024
Retail revenues	(millions)			(thousands)
Residential	$166.9	$10.9	$156.0	1,433	122	1,311
Commercial	171.7	0.5	171.2	1,846	46	1,800
Industrial	28.3	(2.9)	31.2	393	(45)	438
Other retail revenues	2.3	(0.9)	3.2	10	(3)	13
Total electric retail	369.2	7.6	361.6	3,682	120	3,562
Wholesale revenues	(29.0)	(35.3)	6.3	1,299	556	743
Transmission revenues	7.4	2.5	4.9	N/A	N/A	N/A
Other revenues	80.1	32.0	48.1	N/A	N/A	N/A
Operating revenues	427.7	6.8	420.9	4,981	676	4,305
Fuel and purchased power	(137.8)	(1.2)	(136.6)
Operating and maintenance (a)	(51.3)	1.0	(52.3)
Depreciation and amortization	(103.8)	(3.3)	(100.5)
Taxes other than income tax	(36.7)	0.6	(37.3)
Gross margin (GAAP)	98.1	3.9	94.2
Operating and maintenance (a)	51.3	(1.0)	52.3
Depreciation and amortization	103.8	3.3	100.5
Taxes other than income tax	36.7	(0.6)	37.3
Utility gross margin (non-GAAP)	$289.9	$5.6	$284.3
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $19.2 million and $15.6 million for the three months ended March 31, 2025 and 2024, respectively.

Evergy Metro's gross margin (GAAP) increased $3.9 million for the three months ended March 31, 2025, compared to the same period in 2024, and Evergy Metro's utility gross margin (non-GAAP) increased $5.6 million for the three months ended March 31, 2025, compared to the same period in 2024, both measures were driven by:
•a $5.6 million increase primarily due to higher retail sales driven by favorable weather (heating degree days increased by 16%), partially offset by lower weather-normalized demand.
Additionally, the increase in Evergy Metro's gross margin (GAAP) was also impacted by:
•a $3.3 million increase in depreciation and amortization;
•a $1.0 million decrease in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by a $1.8 million decrease in operating and maintenance expense at generating facilities; and
•a $0.6 million decrease in taxes other than income tax.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of business, Evergy faces risks that are either non-financial or non-quantifiable. Such risks principally include business, legal, operational and credit risks and are discussed elsewhere in this report as well as in the Evergy Companies' combined 2024 Form 10-K and therefore are not represented here.

Evergy's interim period disclosures about market risk included in quarterly reports on Form 10-Q address material changes, if any, from the most recently filed annual report on Form 10-K. Therefore, these interim period disclosures should be read in conjunction with Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk included in the Evergy Companies' combined 2024 Form 10-K. Evergy's exposure to market risk has not changed materially since December 31, 2024.
ITEM 4. CONTROLS AND PROCEDURES
EVERGY
Disclosure Controls and Procedures
Evergy maintains a set of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In addition, the disclosure controls and procedures provide reasonable assurance that information required to be disclosed is accumulated and communicated to management, including to the chief executive officer and chief financial officer, allowing timely decisions regarding required disclosure. Evergy carried out an evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  This evaluation was conducted under the supervision, and with the participation, of Evergy's management, including the chief executive officer and chief financial officer, and Evergy's disclosure committee.  Based upon this evaluation, the chief executive officer and chief financial officer of Evergy have concluded as of the end of the period covered by this report that the disclosure controls and procedures of Evergy were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Kansas Central's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Metro's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Other Proceedings
The Evergy Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 4 and 10 to the consolidated financial statements.  Such information is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Actual results in future periods for the Evergy Companies could differ materially from historical results and the forward-looking statements contained in this report. The business of the Evergy Companies is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond their control. Additional risks and uncertainties not presently known or that management currently believes to be immaterial may also adversely affect the Evergy Companies. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors included in the 2024 Form 10-K for each of Evergy, Evergy Kansas Central and Evergy Metro, as well as Quarterly Reports on Form 10-Q and from time to time in Current Reports on Form 8-K filed by Evergy, Evergy Kansas Central and Evergy Metro. There have been no material changes with regard to those risk factors since the filing of the 2024 Form 10-K for each of Evergy, Evergy Kansas Central and Evergy Metro. This information, as well as the other information included in this report and in the other documents filed with the SEC, should be carefully considered before making an investment in the securities of the Evergy Companies. Risk factors of Evergy Kansas Central and Evergy Metro are also risk factors of Evergy.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities
The following table provides information regarding purchases by Evergy of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2025.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased(a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - 31	179	$60.91	—	—
February 1 - 28	354	66.66	—	—
March 1 - 31	32,667	68.67	—	—
Total	33,200	$68.60	—	—
(a) Represents shares Evergy purchased for withholding taxes related to the vesting of RSUs.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
Annual Shareholder Meeting Results
Evergy's annual meeting of shareholders was held on May 6, 2025. In accordance with the recommendations of the Board, the shareholders (i) elected twelve directors; (ii) approved, on an advisory and non-binding basis, the 2024 compensation of Evergy's named executive officers; (iii) approved, on an advisory and non-binding basis, a resolution for a one-year frequency of the advisory vote on executive compensation; and (iv) ratified the appointment of Deloitte & Touche LLP as independent registered public accountants for 2025. The proposals voted upon at the annual meeting, as well as the voting results for each proposal are set forth below.
Item 1 on the Proxy Card. The twelve persons named below were elected, as proposed in the proxy statement, to serve as directors until Evergy's annual meeting in 2025, and until their successors are elected and qualified. The voting regarding the election was as follows:

	Number of Votes
	For	Against	Abstain	Broker Non-Votes
David A. Campbell	171,760,802	4,494,446	332,130	23,312,288
B. Anthony Isaac	168,937,635	7,302,480	347,263	23,312,288
Paul M. Keglevic	175,007,597	1,225,202	354,579	23,312,288
Mary L. Landrieu	172,735,637	3,418,465	433,276	23,312,288
Sandra A.J. Lawrence	169,788,276	6,467,873	331,229	23,312,288
Ann D. Murtlow	171,102,488	5,046,485	438,405	23,312,288
Dean A. Newton	175,428,879	808,776	349,723	23,312,288
Sandra J. Price	168,939,043	7,312,027	336,308	23,312,288
Jonathan D. Rolph	175,457,227	770,169	359,982	23,312,288
James Scarola	175,392,977	846,553	347,848	23,312,288
Neal A. Sharma	175,444,929	782,828	359,621	23,312,288
C. John Wilder	175,221,690	1,010,666	355,022	23,312,288
Item 2 on the Proxy Card. In an advisory and non-binding "say on pay" vote, shareholders approved the 2024 compensation of Evergy's named executive officers, with the following vote:

Number of Votes
For	Against	Abstain	Broker Non-Votes
165,106,114	10,759,132	722,132	23,312,288
Item 3 on the Proxy Card. In an advisory and non-binding vote, shareholders approved the option of every one year as the preferred frequency for advisory “say on pay” votes, with the following vote:

Number of Votes
One Year	Two Years	Three Years	Abstain	Broker Non-Votes
173,824,327	374,899	1,888,744	499,408	23,312,288
In accordance with the results of this advisory vote, Evergy will hold future advisory “say on pay” votes annually.

Item 4 on the Proxy Card. Shareholders voted for the ratification and confirmation of the appointment of Deloitte & Touche LLP as Evergy's independent registered public accounting firm for 2025, with the following vote:

Number of Votes
For	Against	Abstain	Broker Non-Votes
193,664,472	5,647,093	588,101	0
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
Securities Trading Plans of Directors and Executive Officers
For the three months ended March 31, 2025, no director or officer has adopted, terminated or modified a Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangement required to be disclosed under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number		Description of Document	Registrant

4.1	*
Fifty-Third Supplemental Indenture, dated as of March 13, 2025, between Evergy Kansas Central, Inc., and the Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy's and Evergy Kansas Central's Form 8-K filed on March 13, 2025)
Evergy Evergy Kansas Central

4.2	*
First Supplemental Indenture, dated as of March 13, 2025, between Evergy Kansas Central, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (as Successor to Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company)) (Exhibit 4.2 to Evergy's and Evergy Kansas Central's Form 8-K filed on March 13, 2025)
Evergy Evergy Kansas Central

10.1	*	Matt Gummig Offer Letter, dated March 21, 2025 (Exhibit 10.1 to Evergy's, Evergy Kansas Central's and Evergy Metro's 8-K filed on March 27, 2025)	Evergy Evergy Kansas Central Evergy Metro

31.1		Rule 13a-14(a)/15d-14(a) Certification of David A. Campbell.	Evergy

31.2		Rule 13a-14(a)/15d-14(a) Certification of W. Bryan Buckler.	Evergy

31.3		Rule 13a-14(a)/15d-14(a) Certification of David A. Campbell.	Evergy Metro

31.4		Rule 13a-14(a)/15d-14(a) Certification of W. Bryan Buckler	Evergy Metro

31.5		Rule 13a-14(a)/15d-14(a) Certification of David A. Campbell.	Evergy Kansas Central

31.6		Rule 13a-14(a)/15d-14(a) Certification of W. Bryan Buckler	Evergy Kansas Central

32.1	**	Section 1350 Certifications.	Evergy

32.2	**	Section 1350 Certifications.	Evergy Metro

32.3	**	Section 1350 Certifications.	Evergy Kansas Central

101.INS	***	XBRL Instance Document.	n/a

101.SCH		Inline XBRL Taxonomy Extension Schema Document.	Evergy Evergy Kansas Central Evergy Metro

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Evergy Evergy Kansas Central Evergy Metro

104		Cover Page Interactive Data File (embedded within the Inline XBRL document).	Evergy Evergy Kansas Central Evergy Metro

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

EVERGY, INC.

Dated:	May 7, 2025	By: /s/ W. Bryan Buckler
(W. Bryan Buckler)
(Executive Vice President and Chief Financial Officer)

EVERGY KANSAS CENTRAL, INC.

Dated:	May 7, 2025	By: /s/ W. Bryan Buckler
(W. Bryan Buckler)
(Executive Vice President and Chief Financial Officer)

EVERGY METRO, INC.

Dated:	May 7, 2025	By: /s/ W. Bryan Buckler
(W. Bryan Buckler)
(Executive Vice President and Chief Financial Officer)