Form 10-Q
period 2025-06-30
Evergy, Inc.; EVERGY METRO, INC.; EVERGY KANSAS CENTRAL, INC.
filed 2025-08-07
CIK 1711269, 54476, 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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

On July 31, 2025, Evergy, Inc. had 230,155,314 shares of common stock outstanding.  On July 31, 2025, Evergy Metro, Inc. and Evergy Kansas Central, Inc. each had one share of common stock outstanding and held by Evergy, Inc.

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
In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Evergy Companies are providing a number of risks, uncertainties and other factors that could cause actual results to differ from the forward-looking information. These risks, uncertainties and other factors include, but are not limited to: economic and weather conditions and any impact on sales, prices and costs; significant changes in the demand for electricity; changes in business strategy or operations, including with respect to the Evergy Companies' strategy to meet demand requirements of existing and future customers; the impact of federal, state and local political, legislative, judicial and regulatory actions or developments, including deregulation, re-regulation, securitization and restructuring of the electric utility industry; changes in U.S. trade policies (including tariffs and other trade measures) and responses from other countries; the ability to build or acquire generation and transmission facilities to meet the future demand for electricity from customers; the ability to control costs, avoid costs and schedule overruns during the development, construction and operation of generation, transmission, distribution or other projects due to challenges, which include, but are not limited to, changes in labor costs, availability and productivity, challenges with the management of contractors or vendors, subcontractor performance, shortages, delays, increased costs or inconsistent quality of equipment, materials and labor and increased financing costs as a result of changes in interest rates or as a result of project delays; decisions of regulators regarding, among other things, customer rates and the prudency of operational decisions such as capital expenditures and asset retirements; changes in applicable laws, regulations, rules, principles or practices, or the interpretations thereof, governing tax, accounting and environmental matters, including air and water quality and waste management and disposal; development, adoption and use of artificial intelligence by the Evergy Companies and its third-party vendors; the impact of climate change, including increased frequency and severity of significant weather events; risks relating to potential wildfires, including costs of litigation, potential regulatory penalties and damages in excess of insurance liability coverage; the extent to which counterparties are willing to do business with, finance the operations of or purchase energy from the Evergy Companies due to the fact that the Evergy Companies operate coal-fired generation; prices and availability of electricity and natural gas in wholesale markets; market perception of the energy industry and the Evergy Companies; the impact of future pandemic health events on, among other things, sales, results of operations, financial position, liquidity and cash flows, and also on operational issues, such as supply chain issues and the availability and ability of the Evergy Companies' employees and suppliers to perform the functions that are necessary to operate the Evergy Companies; changes in the energy trading markets in which the Evergy Companies participate, including retroactive repricing of transactions by regional transmission organizations (RTO) and independent system operators; financial market conditions and performance, disruptions in the banking industry, including volatility in interest rates and credit spreads and in availability and cost of capital and the effects on derivatives and hedges, nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of physical and cybersecurity breaches, criminal activity, terrorist attacks, acts of war and other disruptions to the Evergy Companies' facilities or information technology infrastructure or the facilities and infrastructure of third-party service providers on which the Evergy Companies rely; impact of geopolitical conflicts on the global energy market, including the ability to contract for non-Russian sourced uranium; ability to carry out marketing and sales plans; cost, availability, quality and timely provision of equipment, supplies, labor and fuel; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; the Evergy Companies' ability to manage their generation, transmission and distribution development plans and transmission joint ventures; the inherent risks associated with the ownership and operation of a nuclear facility, including environmental, health, safety, regulatory and financial risks; workforce risks, including those related to the Evergy Companies' ability to attract and retain qualified personnel, maintain satisfactory relationships with their labor unions and manage costs of, or changes in, wages, retirement, health care and other benefits; disruption, costs and uncertainties caused by or related to the actions of individuals or entities, such as activist shareholders or special interest groups, that seek to influence Evergy's strategic plan, financial results or operations; the impact of changing expectations and demands of the Evergy Companies' customers, regulators, investors and stakeholders, including differing views on environmental, social and governance concerns; the possibility that strategic initiatives, including mergers, acquisitions, joint ventures and divestitures, and long-term financial plans, may not create the value that they are expected to achieve in a timely manner or at all; difficulties in maintaining relationships with customers, employees, contractors, regulators or suppliers; the outcome of litigation involving the Evergy Companies; and other risks and uncertainties.
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

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AEP	American Electric Power Company, Inc.
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income
AROs	Asset retirement obligations
ATM Program	At-the-Market Program
BSER	Best system of emission reduction
CAA	Clean Air Act
CCN	Certificate of Convenience and Necessity
CCRs	Coal combustion residuals
CCS	Carbon capture and sequestration
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
CSAPR	Cross-State Air Pollution Rule
CWIP	Construction work in progress
EPA	Environmental Protection Agency
EPS	Earnings per common share
Evergy	Evergy, Inc. and its consolidated subsidiaries
Evergy Board	Evergy Board of Directors
Evergy Companies	Evergy, Evergy Kansas Central, and Evergy Metro, collectively, which are individual registrants within the Evergy consolidated group
Evergy Kansas Central	Evergy Kansas Central, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Kansas South	Evergy Kansas South, Inc., a wholly-owned subsidiary of Evergy Kansas Central
Evergy Metro	Evergy Metro, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Missouri West	Evergy Missouri West, Inc., a wholly-owned subsidiary of Evergy
Evergy Transmission Company	Evergy Transmission Company, LLC
Exchange Act	The Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
HB	House Bill
IRP	Integrated Resource Plan
ITFIP	Interstate Transport Federal Implementation Plans
ITSIP	Interstate Transport State Implementation Plans
JEC	Jeffrey Energy Center
KCC	State Corporation Commission of the State of Kansas
KDHE	Kansas Department of Health & Environment
kV	Kilovolt
MDNR	Missouri Department of Natural Resources

Abbreviation or Acronym	Definition
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
OBBBA	One Big Beautiful Bill Act
OCI	Other comprehensive income
PISA	Plant-in-service accounting
Prairie Wind	Prairie Wind Transmission, LLC, 50% owned by Evergy Kansas Central
RSU	Restricted share unit
RTO	Regional transmission organization
SB	Senate Bill
SEC	Securities and Exchange Commission
SIP	State implementation plan
SPP	Southwest Power Pool, Inc.
TCR	Transmission congestion rights
TDC	Transmission delivery charge
TFR	Transmission formula rate
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by Evergy Transmission Company
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2025	2024
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$27.8	$22.0
Receivables, net of allowance for credit losses of $12.7 and $15.7, respectively	390.8	245.4
Accounts receivable pledged as collateral	338.0	401.0
Fuel inventory and supplies	845.7	867.4
Income taxes receivable	—	11.1
Regulatory assets, includes $16.3 and $15.9 related to variable interest entity, respectively	156.9	180.9
Prepaid expenses	62.5	66.1
Other	43.8	45.4
Total Current Assets	1,865.5	1,839.3
PROPERTY, PLANT AND EQUIPMENT, NET, includes $122.9 and $126.5 related to variable interest entity, respectively	25,409.8	24,930.9
OTHER ASSETS:
Regulatory assets, includes $286.3 and $294.5 related to variable interest entity, respectively	1,807.9	1,719.3
Nuclear decommissioning trust	929.8	879.8
Goodwill	2,336.6	2,336.6
Other	561.7	576.2
Total Other Assets	5,636.0	5,511.9
TOTAL ASSETS	$32,911.3	$32,282.1
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2025	2024
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt, includes $16.6 and $16.2 related to variable interest entity, respectively	$652.5	$651.7
Commercial paper	1,423.2	1,207.6
Collateralized note payable	338.0	401.0
Accounts payable	387.8	613.8
Accrued taxes	253.4	159.0
Accrued interest, includes $1.3 and $1.3 related to variable interest entity, respectively	119.0	136.4
Regulatory liabilities	168.5	173.8
Asset retirement obligations	31.3	28.7
Accrued compensation and benefits	66.2	73.0
Other	269.7	217.4
Total Current Liabilities	3,709.6	3,662.4
LONG-TERM LIABILITIES:
Long-term debt, net, includes $287.6 and $295.7 related to variable interest entity, respectively	12,398.0	11,809.2
Deferred income taxes	1,986.4	2,035.7
Unamortized investment tax credits	159.3	162.8
Regulatory liabilities	2,704.4	2,672.0
Pension and post-retirement liability	353.6	371.3
Asset retirement obligations	1,292.7	1,268.3
Other	308.1	311.2
Total Long-Term Liabilities	19,202.5	18,630.5
Commitments and Contingencies (Note 11)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value 230,151,269 and 229,983,615 shares issued, stated value	7,258.1	7,245.9
Retained earnings	2,721.8	2,732.9
Accumulated other comprehensive loss	(21.1)	(23.8)
Total Evergy, Inc. Shareholders' Equity	9,958.8	9,955.0
Noncontrolling Interests	40.4	34.2
Total Equity	9,999.2	9,989.2
TOTAL LIABILITIES AND EQUITY	$32,911.3	$32,282.1
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Year to Date June 30
	2025	2024	2025	2024
	(millions, except per share amounts)
OPERATING REVENUES	$1,437.0	$1,447.5	$2,811.5	$2,778.5
OPERATING EXPENSES:
Fuel and purchased power	330.4	359.0	685.7	735.4
SPP network transmission costs	114.9	100.0	211.3	172.7
Operating and maintenance	255.1	237.7	487.1	469.2
Depreciation and amortization	288.4	280.1	576.5	556.2
Taxes other than income tax	104.4	112.6	215.5	226.7
Total Operating Expenses	1,093.2	1,089.4	2,176.1	2,160.2
INCOME FROM OPERATIONS	343.8	358.1	635.4	618.3
OTHER INCOME (EXPENSE):
Investment earnings (loss)	(20.9)	2.6	(18.8)	7.9
Other income	22.3	9.8	26.7	18.3
Other expense	(8.8)	(11.4)	(18.3)	(20.9)
Total Other Income (Expense), Net	(7.4)	1.0	(10.4)	5.3
Interest expense	153.8	143.6	306.3	276.8
INCOME BEFORE INCOME TAXES	182.6	215.5	318.7	346.8
Income tax expense	10.0	7.4	19.6	14.7
Equity in earnings of equity method investees, net of income taxes	1.8	2.0	3.4	3.8
NET INCOME	174.4	210.1	302.5	335.9
Less: Net income attributable to noncontrolling interests	3.1	3.1	6.2	6.2
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$171.3	$207.0	$296.3	$329.7
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO EVERGY, INC. (see Note 1)
Basic earnings per common share	$0.74	$0.90	$1.29	$1.43
Diluted earnings per common share	$0.74	$0.90	$1.28	$1.43
AVERAGE COMMON SHARES OUTSTANDING
Basic	230.4	230.3	230.4	230.2
Diluted	232.7	230.5	232.4	230.5
COMPREHENSIVE INCOME
NET INCOME	$174.4	$210.1	$302.5	$335.9
Derivative hedging activity
Reclassification to expenses, net of tax	1.4	1.4	2.8	2.7
Derivative hedging activity, net of tax	1.4	1.4	2.8	2.7
Amortization of net gains included in net periodic benefit costs, net of tax	(0.1)	—	(0.1)	—
Change in unrecognized pension expense, net of tax	(0.1)	—	(0.1)	—
Total other comprehensive income	1.3	1.4	2.7	2.7
COMPREHENSIVE INCOME	175.7	211.5	305.2	338.6
Less: Comprehensive income attributable to noncontrolling interest	3.1	3.1	6.2	6.2
COMPREHENSIVE INCOME ATTRIBUTABLE TO EVERGY, INC.	$172.6	$208.4	$299.0	$332.4
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2025	2024
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$302.5	$335.9
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	576.5	556.2
Amortization of nuclear fuel	32.4	24.4
Amortization of deferred refueling outage	8.4	9.3
Amortization of corporate-owned life insurance	13.3	11.9
Stock compensation	11.3	8.1
Net deferred income taxes and credits	(11.1)	(13.5)
Allowance for equity funds used during construction	(5.9)	(7.8)
Payments for asset retirement obligations	(5.8)	(7.0)
Equity in earnings of equity method investees, net of income taxes	(3.4)	(3.8)
Income from corporate-owned life insurance	(7.9)	(11.4)
(Gains) losses from investments in early-stage clean energy and energy solution companies	29.0	(1.4)
Other	0.8	(0.7)
Changes in working capital items:
Accounts receivable	(137.6)	(132.0)
Accounts receivable pledged as collateral	63.0	13.0
Fuel inventory and supplies	21.9	(28.7)
Prepaid expenses and other current assets	15.0	62.0
Accounts payable	(169.5)	(129.9)
Accrued taxes	105.6	89.6
Other current liabilities	(16.1)	(118.6)
Changes in other assets	20.1	(8.2)
Changes in other liabilities	(69.0)	(12.6)
Cash Flows from Operating Activities	773.5	634.8
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,220.1)	(1,296.1)
Purchase of securities - trusts	(70.8)	(60.8)
Sale of securities - trusts	68.0	56.9
Investment in corporate-owned life insurance	(14.8)	(15.1)
Proceeds from investment in corporate-owned life insurance	5.2	44.1
Other investing activities	(2.9)	0.9
Cash Flows used in Investing Activities	(1,235.4)	(1,270.1)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	215.6	17.9
Collateralized short-term borrowings, net	(63.0)	(13.0)
Issuance of common stock	0.4	—
Proceeds from long-term debt	593.4	920.7
Retirements of long-term debt	(8.0)	—
Borrowings against cash surrender value of corporate-owned life insurance	46.1	49.1
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(3.3)	(29.6)
Cash dividends paid	(304.6)	(295.4)
Other financing activities	(9.6)	(6.6)
Cash Flows from Financing Activities	467.0	643.1
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5.1	7.8
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	29.9	27.7
End of period	$35.0	$35.5
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

EVERGY, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	AOCI	Non-controlling interests	Total equity
	(millions, except share amounts)

Balance as of December 31, 2024	229,983,615	$7,245.9	$2,732.9	$(23.8)	$34.2	$9,989.2
Net income	—	—	125.0	—	3.1	128.1
Issuance of stock compensation and reinvested dividends, net of tax withholding	101,120	(2.3)	—	—	—	(2.3)
Dividends declared on common stock ($0.6675 per share)	—	—	(153.6)	—	—	(153.6)
Dividend equivalents declared	—	—	0.3	—	—	0.3
Stock compensation expense	—	4.5	—	—	—	4.5
Derivative hedging activity, net of tax	—	—	—	1.4	—	1.4
Other	—	0.3	—	—	—	0.3
Balance as of March 31, 2025	230,084,735	7,248.4	2,704.6	(22.4)	37.3	9,967.9
Net income	—	—	171.3	—	3.1	174.4
Issuance of common stock, net of issuance costs	44,622	3.0	—	—	—	3.0
Issuance of stock compensation and reinvested dividends, net of tax withholding	21,912	—	—	—	—	—
Dividends declared on common stock ($0.6675 per share)	—	—	(153.6)	—	—	(153.6)
Dividend equivalents declared	—	—	(0.5)	—	—	(0.5)
Stock compensation expense	—	6.8	—	—	—	6.8
Derivative hedging activity, net of tax	—	—	—	1.4	—	1.4
Change in unrecognized pension expense, net of tax	—	—	—	(0.1)	—	(0.1)
Other	—	(0.1)	—	—	—	(0.1)
Balance as of June 30, 2025	230,151,269	$7,258.1	$2,721.8	$(21.1)	$40.4	$9,999.2
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2025	2024
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$6.0	$3.7
Receivables, net of allowance for credit losses of $5.5 and $7.8, respectively	228.9	133.1
Related party receivables	65.2	23.4
Accounts receivable pledged as collateral	177.0	215.0
Fuel inventory and supplies	448.5	472.5
Income taxes receivable	—	11.4
Regulatory assets	58.7	79.7
Prepaid expenses	31.2	30.2
Other	15.9	9.2
Total Current Assets	1,031.4	978.2
PROPERTY, PLANT AND EQUIPMENT, NET, includes $122.9 and $126.5 related to variable interest entity, respectively	13,162.4	12,880.1
OTHER ASSETS:
Regulatory assets	506.8	446.6
Nuclear decommissioning trust	431.5	407.9
Other	293.4	296.3
Total Other Assets	1,231.7	1,150.8
TOTAL ASSETS	$15,425.5	$15,009.1
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2025	2024
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$250.0	$250.0
Commercial paper	502.2	797.3
Collateralized note payable	177.0	215.0
Accounts payable	204.2	281.5
Related party payables	31.3	36.7
Accrued taxes	138.1	109.7
Accrued interest	63.2	79.2
Regulatory liabilities	88.4	76.6
Asset retirement obligations	17.1	16.5
Accrued compensation and benefits	33.8	35.4
Other	138.6	130.2
Total Current Liabilities	1,643.9	2,028.1
LONG-TERM LIABILITIES:
Long-term debt, net	4,928.9	4,333.5
Deferred income taxes	768.8	805.6
Unamortized investment tax credits	50.5	52.4
Regulatory liabilities	1,498.3	1,475.8
Pension and post-retirement liability	205.6	218.2
Asset retirement obligations	647.3	631.3
Other	172.9	179.3
Total Long-Term Liabilities	8,272.3	7,696.1
Commitments and Contingencies (Note 11)
EQUITY:
Evergy Kansas Central, Inc. Shareholder's Equity:
Common stock - 1,000 shares authorized, $0.01 par value, 1 share issued	2,737.6	2,737.6
Retained earnings	2,731.3	2,513.1
Total Evergy Kansas Central, Inc. Shareholder's Equity	5,468.9	5,250.7
Noncontrolling Interests	40.4	34.2
Total Equity	5,509.3	5,284.9
TOTAL LIABILITIES AND EQUITY	$15,425.5	$15,009.1
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30		Year to Date June 30
	2025	2024	2025	2024
	(millions)
OPERATING REVENUES	$733.5	$727.3	$1,442.6	$1,420.5
OPERATING EXPENSES:
Fuel and purchased power	117.5	124.0	244.0	262.6
SPP network transmission costs	114.9	100.0	211.3	172.7
Operating and maintenance	119.7	117.3	229.2	233.6
Depreciation and amortization	144.2	140.6	286.3	279.7
Taxes other than income tax	56.0	62.7	116.8	125.9
Total Operating Expenses	552.3	544.6	1,087.6	1,074.5
INCOME FROM OPERATIONS	181.2	182.7	355.0	346.0
OTHER INCOME (EXPENSE):
Investment earnings	2.1	0.4	5.3	1.3
Other income	10.0	7.5	12.5	15.7
Other expense	(3.7)	(5.8)	(8.8)	(9.5)
Total Other Income, Net	8.4	2.1	9.0	7.5
Interest expense	61.1	58.2	120.4	114.0
INCOME BEFORE INCOME TAXES	128.5	126.6	243.6	239.5
Income tax expense	6.0	2.9	10.9	5.0
Equity in earnings of equity method investees, net of income taxes	1.0	0.8	1.7	1.6
NET INCOME	123.5	124.5	234.4	236.1
Less: Net income attributable to noncontrolling interests	3.1	3.1	6.2	6.2
NET INCOME ATTRIBUTABLE TO EVERGY KANSAS CENTRAL, INC.	$120.4	$121.4	$228.2	$229.9
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2025	2024
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$234.4	$236.1
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	286.3	279.7
Amortization of nuclear fuel	16.1	12.2
Amortization of deferred refueling outage	4.2	4.7
Amortization of corporate-owned life insurance	13.3	11.9
Net deferred income taxes and credits	(11.0)	(16.8)
Allowance for equity funds used during construction	(4.4)	(6.7)
Payments for asset retirement obligations	(3.1)	(4.5)
Equity in earnings of equity method investees, net of income taxes	(1.7)	(1.6)
Income from corporate-owned life insurance	(7.9)	(11.4)
Other	(2.7)	(2.7)
Changes in working capital items:
Accounts receivable	(123.4)	(43.7)
Accounts receivable pledged as collateral	38.0	(3.0)
Fuel inventory and supplies	24.2	(18.7)
Prepaid expenses and other current assets	6.1	27.3
Accounts payable	(53.6)	(2.8)
Accrued taxes	39.8	17.0
Other current liabilities	(40.4)	(110.3)
Changes in other assets	5.1	(11.0)
Changes in other liabilities	(30.4)	(7.8)
Cash Flows from Operating Activities	388.9	347.9
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(662.0)	(657.2)
Purchase of securities - trusts	(8.5)	(7.2)
Sale of securities - trusts	10.8	6.8
Investment in corporate-owned life insurance	(14.2)	(15.1)
Proceeds from investment in corporate-owned life insurance	3.8	44.1
Other investing activities	(3.6)	(1.1)
Cash Flows used in Investing Activities	(673.7)	(629.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt, net	(295.1)	365.2
Collateralized short-term debt, net	(38.0)	3.0
Proceeds from long-term debt	593.4	—
Net money pool borrowings	—	(103.6)
Borrowings against cash surrender value of corporate-owned life insurance	43.1	45.9
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(1.9)	(29.6)
Cash dividends paid	(10.0)	—
Other financing activities	(4.4)	(1.3)
Cash Flows from Financing Activities	287.1	279.6
NET CHANGE IN CASH AND CASH EQUIVALENTS	2.3	(2.2)
CASH AND CASH EQUIVALENTS:
Beginning of period	3.7	9.2
End of period	$6.0	$7.0
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy Kansas Central, Inc. Shareholder
	Common stock shares	Common stock	Retained earnings	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2023	1	$2,737.6	$2,132.4	$21.9	$4,891.9
Net income	—	—	108.5	3.1	111.6
Balance as of March 31, 2024	1	2,737.6	2,240.9	25.0	5,003.5
Net income	—	—	121.4	3.1	124.5
Balance as of June 30, 2024	1	$2,737.6	$2,362.3	$28.1	$5,128.0

Balance as of December 31, 2024	1	$2,737.6	$2,513.1	$34.2	$5,284.9
Net income	—	—	107.8	3.1	110.9
Dividends declared on common stock	—	—	(10.0)	—	(10.0)
Balance as of March 31, 2025	1	2,737.6	2,610.9	37.3	5,385.8
Net income	—	—	120.4	3.1	123.5
Balance as of June 30, 2025	1	$2,737.6	$2,731.3	$40.4	$5,509.3
The disclosures regarding Evergy Kansas Central included in the accompanying Unaudited Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2025	2024
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$4.8	$3.7
Receivables, net of allowance for credit losses of $5.1 and $5.8, respectively	116.0	58.1
Related party receivables	114.0	126.1
Accounts receivable pledged as collateral	111.0	136.0
Fuel inventory and supplies	285.0	283.8
Regulatory assets	40.3	42.7
Prepaid expenses	23.0	25.6
Other	20.8	25.5
Total Current Assets	714.9	701.5
PROPERTY, PLANT AND EQUIPMENT, NET	8,333.8	8,292.4
OTHER ASSETS:
Regulatory assets	475.6	429.4
Nuclear decommissioning trust	498.3	471.9
Other	90.5	81.5
Total Other Assets	1,064.4	982.8
TOTAL ASSETS	$10,113.1	$9,976.7
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2025	2024
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$350.0	$350.0
Commercial paper	305.9	158.7
Collateralized note payable	111.0	136.0
Accounts payable	146.1	252.8
Related party payables	—	0.2
Accrued taxes	92.8	52.4
Accrued interest	30.3	32.1
Regulatory liabilities	41.5	38.5
Asset retirement obligations	13.8	11.8
Accrued compensation and benefits	32.5	37.6
Other	103.6	69.8
Total Current Liabilities	1,227.5	1,139.9
LONG-TERM LIABILITIES:
Long-term debt, net	2,874.6	2,873.4
Deferred income taxes	730.9	755.3
Unamortized investment tax credits	106.4	108.0
Regulatory liabilities	1,050.1	1,008.4
Pension and post-retirement liability	131.5	137.0
Asset retirement obligations	498.3	490.9
Other	97.1	87.6
Total Long-Term Liabilities	5,488.9	5,460.6
Commitments and Contingencies (Note 11)
EQUITY:
Common stock - 1,000 shares authorized, without par value, 1 share issued, stated value	1,563.1	1,563.1
Retained earnings	1,830.4	1,809.7
Accumulated other comprehensive income	3.2	3.4
Total Equity	3,396.7	3,376.2
TOTAL LIABILITIES AND EQUITY	$10,113.1	$9,976.7
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Year to Date June 30
	2025	2024	2025	2024
	(millions)
OPERATING REVENUES	$471.2	$474.0	$898.9	$894.9
OPERATING EXPENSES:
Fuel and purchased power	144.8	145.5	282.6	282.1
Operating and maintenance	78.6	67.6	149.1	135.5
Depreciation and amortization	100.2	101.9	204.0	202.4
Taxes other than income tax	34.5	36.2	71.2	73.5
Total Operating Expenses	358.1	351.2	706.9	693.5
INCOME FROM OPERATIONS	113.1	122.8	192.0	201.4
OTHER INCOME (EXPENSE):
Investment earnings	1.3	1.2	3.3	2.8
Other income	0.5	2.3	2.3	2.4
Other expense	(2.2)	(3.6)	(5.1)	(7.2)
Total Other Income (Expense), Net	(0.4)	(0.1)	0.5	(2.0)
Interest expense	34.2	38.4	70.5	76.0
INCOME BEFORE INCOME TAXES	78.5	84.3	122.0	123.4
Income tax expense	9.7	9.7	16.3	16.1
NET INCOME	$68.8	$74.6	$105.7	$107.3
COMPREHENSIVE INCOME
NET INCOME	$68.8	$74.6	$105.7	$107.3
OTHER COMPREHENSIVE INCOME:
Derivative hedging activity
Reclassification to expenses, net of tax	(0.1)	(0.1)	(0.2)	(0.2)
Derivative hedging activity, net of tax	(0.1)	(0.1)	(0.2)	(0.2)
Total other comprehensive loss	(0.1)	(0.1)	(0.2)	(0.2)
COMPREHENSIVE INCOME	$68.7	$74.5	$105.5	$107.1
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2025	2024
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$105.7	$107.3
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	204.0	202.4
Amortization of nuclear fuel	16.3	12.3
Amortization of deferred refueling outage	4.2	4.7
Net deferred income taxes and credits	1.5	3.0
Allowance for equity funds used during construction	(1.5)	(1.1)
Payments for asset retirement obligations	(2.7)	(2.3)
Other	(0.2)	(0.2)
Changes in working capital items:
Accounts receivable	(36.1)	(42.7)
Accounts receivable pledged as collateral	25.0	16.0
Fuel inventory and supplies	(1.2)	(5.3)
Prepaid expenses and other current assets	1.4	(10.9)
Accounts payable	(84.5)	(77.1)
Accrued taxes	40.4	49.1
Other current liabilities	29.1	(14.7)
Changes in other assets	(3.3)	(10.2)
Changes in other liabilities	(11.1)	8.7
Cash Flows from Operating Activities	287.0	239.0
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(322.1)	(362.3)
Purchase of securities - trusts	(62.3)	(53.6)
Sale of securities - trusts	57.2	50.0
Other investing activities	4.2	1.2
Cash Flows used in Investing Activities	(323.0)	(364.7)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	147.2	(159.0)
Collateralized short-term debt, net	(25.0)	(16.0)
Proceeds from long-term debt	—	297.0
Cash dividends paid	(85.0)	—
Other financing activities	(0.1)	3.0
Cash Flows from Financing Activities	37.1	125.0
NET CHANGE IN CASH AND CASH EQUIVALENTS	1.1	(0.7)
CASH AND CASH EQUIVALENTS:
Beginning of period	3.7	3.3
End of period	$4.8	$2.6
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC
Consolidated Statements of Changes in Equity
(Unaudited)

	Common stock shares	Common Stock	Retained earnings	AOCI - Net gains (losses) on cash flow hedges	Total equity
	(millions, except share amounts)
Balance as of December 31, 2023	1	$1,563.1	$1,626.2	$3.7	$3,193.0
Net income	—	—	32.7	—	32.7
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2024	1	1,563.1	1,658.9	3.6	3,225.6
Net income	—	—	74.6	—	74.6
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of June 30, 2024	1	$1,563.1	$1,733.5	$3.5	$3,300.1

Balance as of December 31, 2024	1	$1,563.1	$1,809.7	$3.4	$3,376.2
Net income	—	—	36.9	—	36.9
Dividends declared on common stock	—	—	(50.0)	—	(50.0)
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2025	1	1,563.1	1,796.6	3.3	3,363.0
Net income	—	—	68.8	—	68.8
Dividends declared on common stock	—	—	(35.0)	—	(35.0)
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of June 30, 2025	1	$1,563.1	$1,830.4	$3.2	$3,396.7
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

	June 30 2025	December 31 2024
Evergy	(millions)
Current assets
Cash and cash equivalents	$27.8	$22.0
Other	5.5	6.2
Other assets
Other	1.7	1.7
Total cash, cash equivalents and restricted cash	$35.0	$29.9

Fuel Inventory and Supplies
The Evergy Companies record fuel inventory and supplies at average cost. The following table separately states the balances for fuel inventory and supplies.

	June 30 2025	December 31 2024
Evergy	(millions)
Fuel inventory	$237.2	$264.2
Supplies	608.5	603.2
Fuel inventory and supplies	$845.7	$867.4
Evergy Kansas Central
Fuel inventory	$130.2	$154.2
Supplies	318.3	318.3
Fuel inventory and supplies	$448.5	$472.5
Evergy Metro
Fuel inventory	$72.1	$71.9
Supplies	212.9	211.9
Fuel inventory and supplies	$285.0	$283.8

Property, Plant and Equipment
The following tables summarize the property, plant and equipment of Evergy, Evergy Kansas Central and Evergy Metro.

June 30, 2025	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$37,572.1	$18,627.7	$13,791.8
Electric plant acquisition adjustment	742.9	724.9	—
Accumulated depreciation	(14,550.2)	(7,074.2)	(5,941.4)
Plant in service, net	23,764.8	12,278.4	7,850.4
Construction work in progress	1,422.5	772.9	372.0
Nuclear fuel, net	222.5	111.1	111.4
Property, plant and equipment, net	$25,409.8	$13,162.4	$8,333.8

December 31, 2024	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$36,444.9	$17,914.9	$13,468.3
Electric plant acquisition adjustment	742.9	724.9	—
Accumulated depreciation	(14,165.5)	(6,914.4)	(5,752.6)
Plant in service, net	23,022.3	11,725.4	7,715.7
Construction work in progress	1,707.0	1,053.7	476.1
Nuclear fuel, net	200.9	100.3	100.6
Plant to be retired, net(a)	0.7	0.7	—
Property, plant and equipment, net	$24,930.9	$12,880.1	$8,292.4
(a) As of December 31, 2024, represents the planned retirement of Evergy Kansas Central analog meters prior to the end of their remaining useful lives.
Investments in Early-Stage Clean Energy and Energy Solution Companies
From time to time, Evergy has made limited non-regulated equity and debt investments in early-stage clean energy and energy solution companies. These investments are recorded in Other Assets - Long-Term on Evergy’s consolidated balance sheets and as of June 30, 2025, and December 31, 2024, the total value of these investments was $95.0 million and $121.4 million, respectively. These investments have historically not had a significant impact on Evergy’s results of operations.
For the three months ended and year to date June 30, 2025, Evergy recorded unrealized losses and impairment losses on these investments of $25.4 million and $29.0 million, respectively, in investment earnings (losses) on its consolidated statements of income and comprehensive income as a result of a decrease in the value of these investments.
Evergy has initiated a process to dispose of these investments and could experience additional losses or gains on these investments as a result of further changes in their value or upon their ultimate liquidation.

Other Income and Other Expense
The tables below show the detail of other income and other expense, respectively, for each of the Evergy Companies.

	Three Months Ended June 30		Year to Date June 30
Other Income	2025	2024	2025	2024
Evergy	(millions)
AFUDC equity	$3.4	$4.6	$5.9	$7.8
Corporate-owned life insurance policy benefit	6.5	3.7	7.8	8.4
Income from sale of commercial solar project	11.6	—	11.6	—
Other	0.8	1.5	1.4	2.1
Other income	$22.3	$9.8	$26.7	$18.3
Evergy Kansas Central
AFUDC equity	$3.0	$3.5	$4.4	$6.7
Corporate-owned life insurance policy benefit	6.7	3.7	7.5	8.4
Other	0.3	0.3	0.6	0.6
Other income	$10.0	$7.5	$12.5	$15.7
Evergy Metro
AFUDC equity	$0.4	$1.1	$1.5	$1.1
Other	0.1	1.2	0.8	1.3
Other income	$0.5	$2.3	$2.3	$2.4

	Three Months Ended June 30		Year to Date June 30
Other Expense	2025	2024	2025	2024
Evergy	(millions)
Non-service cost component of net benefit cost	$(1.9)	$(4.6)	$(5.0)	$(9.2)
Corporate-owned life insurance	(4.7)	(6.3)	(10.5)	(10.8)
Other	(2.2)	(0.5)	(2.8)	(0.9)
Other expense	$(8.8)	$(11.4)	$(18.3)	$(20.9)
Evergy Kansas Central
Non-service cost component of net benefit cost	$1.1	$0.6	$1.7	$1.1
Corporate-owned life insurance	(4.6)	(6.2)	(10.1)	(10.4)
Other	(0.2)	(0.2)	(0.4)	(0.2)
Other expense	$(3.7)	$(5.8)	$(8.8)	$(9.5)
Evergy Metro
Non-service cost component of net benefit cost	$(1.6)	$(3.1)	$(4.1)	$(6.1)
Corporate-owned life insurance	(0.1)	(0.1)	(0.4)	(0.4)
Other	(0.5)	(0.4)	(0.6)	(0.7)
Other expense	$(2.2)	$(3.6)	$(5.1)	$(7.2)
Earnings Per Share
To compute basic earnings per common share (EPS), Evergy divides net income attributable to Evergy, Inc. by the weighted average number of common shares outstanding. Diluted EPS includes the effect of issuable common shares resulting from restricted share units (RSUs), convertible notes and a warrant. Evergy computes the dilutive effects of potential issuances of common shares using the treasury stock method, the contingently issuable share method or the if-converted method, as applicable.

The following table reconciles Evergy's basic and diluted EPS.

	Three Months Ended June 30		Year to Date June 30
	2025	2024	2025	2024
Income	(millions, except per share amounts)
Net income	$174.4	$210.1	$302.5	$335.9
Less: net income attributable to noncontrolling interests	3.1	3.1	6.2	6.2
Net income attributable to Evergy, Inc.	$171.3	$207.0	$296.3	$329.7
Common Shares Outstanding
Weighted average number of common shares outstanding - basic	230.4	230.3	230.4	230.2
Add: effect of dilutive securities	2.3	0.2	2.0	0.3
Diluted average number of common shares outstanding	232.7	230.5	232.4	230.5
Basic EPS	$0.74	$0.90	$1.29	$1.43
Diluted EPS	$0.74	$0.90	$1.28	$1.43
The effect of dilutive securities for the three months ended and year to date June 30, 2025, included 1.8 million shares and 1.6 million shares, respectively, resulting from Evergy's convertible notes. There was no dilution resulting from Evergy's convertible notes for the three months ended and year to date June 30, 2024. Anti-dilutive securities excluded from the computation of diluted EPS for the three months ended June 30, 2025, were 161,072 RSUs with performance measures. Anti-dilutive securities excluded from the computation of diluted EPS year to date June 30, 2025, were 155,315 RSUs with performance measures and 57,282 time-based RSUs. There were no anti-dilutive shares excluded from the computation of diluted EPS for the three months ended and year to date June 30, 2024.

Supplemental Cash Flow Information

Evergy
Year to Date June 30	2025	2024
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$289.8	$265.5
Interest of VIEs	8.2	—
Income taxes, net of refunds	4.3	8.1
Right-of-use assets obtained in exchange for new operating lease liabilities	12.9	3.1
Right-of-use assets obtained in exchange for new finance lease liabilities	21.8	6.9
Non-cash investing transactions:
Property, plant and equipment additions	153.5	115.1
Non-cash financing transactions:
Issuance of common stock for reinvested dividends	2.6	—

Evergy Kansas Central
Year to Date June 30	2025	2024
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$112.3	$108.1
Income taxes, net of refunds	(1.9)	7.3
Right-of-use assets obtained in exchange for new operating lease liabilities	6.0	1.3
Right-of-use assets obtained in exchange for new finance lease liabilities	8.8	4.9
Non-cash investing transactions:
Property, plant and equipment additions	89.5	72.5

Evergy Metro
Year to Date June 30	2025	2024
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$76.8	$71.7
Income taxes, net of refunds	11.3	3.5
Right-of-use assets obtained in exchange for new operating lease liabilities	6.9	1.6
Right-of-use assets obtained in exchange for new finance lease liabilities	10.2	2.0
Non-cash investing transactions:
Property, plant and equipment additions	45.7	25.9
Dividends Declared
In August 2025, Evergy's Board of Directors (Evergy Board) declared a quarterly dividend of $0.6675 per share on Evergy's common stock. The common dividend is payable on September 19, 2025, to shareholders of record as of August 22, 2025.
In August 2025, Evergy Kansas Central's Board of Directors and Evergy Metro's Board of Directors each declared a cash dividend to Evergy of up to $50.0 million payable on or before September 18, 2025.

Missouri Legislation
In April 2025, Missouri Senate Bill (SB) 4 was signed into law by the Governor of Missouri. Most notably, SB 4 establishes new mechanisms for Missouri electric utilities to recover the costs associated with the construction of new natural gas-fired generating units. The utilities will be able to include certain costs of construction work in progress (CWIP) in rate base. The inclusion of CWIP will be in lieu of allowance for funds used during construction (AFUDC) applicable to the construction of the new natural gas-fired generating units. The Public Service Commission of the State of Missouri (MPSC) will determine the amount of CWIP that may be included in rate base. Additionally, amounts collected arising from the inclusion of CWIP in rate base are subject to refund under certain circumstances. These provisions are scheduled to expire at the end of 2035.
Additionally, the law extends Missouri's existing plant-in service accounting (PISA) provisions to include certain natural gas-fired generating units as qualifying electric plants and extends the sunset date of these provisions through the end of 2035. These provisions allow electric utilities to defer to a regulatory asset for recovery in a subsequent general rate case 85% of depreciation expense and the associated return on investment for qualifying electric plant rate base additions for assets placed in-service between general rate cases.
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
See "Applications for Predetermination" and "Requests for Certificate of Convenience and Necessity" in Note 4 for information regarding Evergy Kansas Central's and Evergy Missouri West's applications for predetermination and a Certificate of Convenience and Necessity (CCN) for their investments in these natural gas plants.
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
In 2024, Evergy Missouri West entered into agreements to own two solar generation facilities currently under development. The first facility, to be called Sunflower Sky, is a solar generation facility to be located in Kansas with an expected generating capacity of approximately 65 MW. The second facility, to be called Foxtrot, is a solar generation facility to be located in Missouri with an expected generating capacity of approximately 100 MW. The solar generation facilities are expected to begin operations by summer of 2027. The agreements are subject to regulatory approvals and closing conditions, including the granting by the MPSC of a CCN with reasonably acceptable terms. See "Requests for Certificate of Convenience and Necessity" in Note 4 for information regarding Evergy Missouri West's application for a CCN for its investment in these renewable generating plants.

2. REVENUE
Evergy's, Evergy Kansas Central's and Evergy Metro's revenues disaggregated by customer class are summarized in the following tables.

Evergy
	Three Months Ended June 30		Year to Date June 30
	2025	2024	2025	2024
Revenues	(millions)
Residential	$491.9	$536.7	$1,001.8	$1,015.7
Commercial	467.6	485.8	904.1	918.5
Industrial	160.5	174.7	305.5	335.1
Other retail	10.7	10.2	20.8	22.1
Total electric retail	$1,130.7	$1,207.4	$2,232.2	$2,291.4
Wholesale	91.2	73.3	139.8	144.3
Transmission	128.3	122.4	262.3	237.8
Industrial steam and other	4.5	4.0	14.9	14.2
Total revenue from contracts with customers	$1,354.7	$1,407.1	$2,649.2	$2,687.7
Other	82.3	40.4	162.3	90.8
Operating revenues	$1,437.0	$1,447.5	$2,811.5	$2,778.5

Evergy Kansas Central
	Three Months Ended June 30		Year to Date June 30
	2025	2024	2025	2024
Revenues	(millions)
Residential	$208.4	$233.7	$432.1	$448.0
Commercial	192.8	208.3	376.4	391.9
Industrial	101.0	114.2	197.1	220.2
Other retail	5.5	6.0	11.6	12.1
Total electric retail	$507.7	$562.2	$1,017.2	$1,072.2
Wholesale	70.3	47.7	142.8	115.8
Transmission	119.6	115.4	242.8	224.3
Other	0.1	—	1.9	1.8
Total revenue from contracts with customers	$697.7	$725.3	$1,404.7	$1,414.1
Other	35.8	2.0	37.9	6.4
Operating revenues	$733.5	$727.3	$1,442.6	$1,420.5

Evergy Metro
	Three Months Ended June 30		Year to Date June 30
	2025	2024	2025	2024
Revenues	(millions)
Residential	$175.1	$184.9	$342.0	$340.9
Commercial	187.7	185.0	359.4	356.2
Industrial	34.8	33.5	63.1	64.7
Other retail	3.1	2.3	5.4	5.5
Total electric retail	$400.7	$405.7	$769.9	$767.3
Wholesale	18.6	25.5	(10.4)	31.8
Transmission	5.9	4.9	13.3	9.8
Other	(0.1)	—	2.5	2.5
Total revenue from contracts with customers	$425.1	$436.1	$775.3	$811.4
Other	46.1	37.9	123.6	83.5
Operating revenues	$471.2	$474.0	$898.9	$894.9
3. RECEIVABLES
The Evergy Companies' receivables are detailed in the following table.

	June 30	December 31
	2025	2024
Evergy	(millions)
Customer accounts receivable - billed	$2.1	$2.7
Customer accounts receivable - unbilled	248.0	108.4
Other receivables	153.4	150.0
Allowance for credit losses	(12.7)	(15.7)
Total	$390.8	$245.4
Evergy Kansas Central
Customer accounts receivable - unbilled	$93.5	$36.0
Other receivables	140.9	104.9
Allowance for credit losses	(5.5)	(7.8)
Total	$228.9	$133.1
Evergy Metro
Customer accounts receivable - unbilled	$96.2	$28.5
Other receivables	24.9	35.4
Allowance for credit losses	(5.1)	(5.8)
Total	$116.0	$58.1

The Evergy Companies' other receivables as of June 30, 2025, and December 31, 2024, consisted primarily of receivables from partners in jointly-owned electric utility plants, wholesale sales receivables and receivables related to alternative revenue programs. The Evergy Companies' other receivables also included receivables from contracts with customers as summarized in the following table.

	June 30	December 31
	2025	2024
	(millions)
Evergy	$94.0	$68.9
Evergy Kansas Central	90.7	65.3
Evergy Metro	2.2	2.6
The change in the Evergy Companies' allowance for credit losses is summarized in the following table.

	2025	2024
Evergy	(millions)
Beginning balance January 1	$15.7	$24.2
Credit loss expense	5.1	2.0
Write-offs	(13.7)	(14.6)
Recoveries of prior write-offs	5.6	6.4
Ending balance June 30	$12.7	$18.0
Evergy Kansas Central
Beginning balance January 1	$7.8	$11.6
Credit loss expense	1.7	1.4
Write-offs	(6.3)	(7.1)
Recoveries of prior write-offs	2.3	2.9
Ending balance June 30	$5.5	$8.8
Evergy Metro
Beginning balance January 1	$5.8	$7.9
Credit loss expense	2.1	1.1
Write-offs	(5.1)	(5.1)
Recoveries of prior write-offs	2.3	2.4
Ending balance June 30	$5.1	$6.3
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

	June 30	December 31
	2025	2024
	(millions)
Evergy	$338.0	$401.0
Evergy Kansas Central	177.0	215.0
Evergy Metro	111.0	136.0
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
In July 2025, Evergy Kansas Central, KCC staff and other intervenors reached a unanimous settlement agreement to settle all issues in the case. The unanimous settlement agreement provides for an increase to retail revenues of $128.0 million after rebasing property tax expense and not including costs recoverable through KCC-approved riders for Evergy Kansas Central. As part of the settlement agreement, Evergy Kansas Central agreed to participate in an earnings review surveillance report for each calendar year beginning 2025 through the time Evergy Kansas Central files its next general rate case and new base rates become effective as a result of that case. Under this mechanism, Evergy Kansas Central’s jurisdiction is required to refund customers 50% of annual earnings in excess of a 9.7% return on equity. The unanimous settlement agreement is subject to the approval of the KCC. If approved, new rates are expected to be effective on September 29, 2025.
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
In July 2025, the KCC approved the non-unanimous partial settlement agreement for the natural gas plant investments establishing that Evergy Kansas Central's investment in its planned natural gas plants is prudent. This agreement will permit Evergy Kansas Central to implement a CWIP rider one year after construction of each plant begins and Evergy Kansas Central will recover through the CWIP rider the return on up to 100% of amounts recorded to CWIP for each plant, not to exceed definitive cost estimates established by the KCC unless otherwise ordered by the KCC. Evergy Kansas Central will be permitted to update rates charged through the CWIP rider every six months. Evergy Kansas Central will be permitted to collect these amounts through the CWIP rider until new base rates reflecting Evergy Kansas Central's investment in the natural gas plants take effect. Evergy Kansas Central will not be able to accrue AFUDC on these amounts once the CWIP rider becomes effective and is included in customer rates. When new base rates reflecting Evergy Kansas Central's investment in each plant take effect, those base rates will include a deferral for depreciation expense incurred and carrying costs on any unrecovered portion of Evergy Kansas Central's investment in natural gas plants incurred between the time the natural gas plants are placed in service and the time the investment in the natural gas plants is included in base rates. Investments above certain amounts established in the settlement agreement will be subject to a prudence review.
In July 2025, the KCC approved the unanimous partial settlement agreement for the Kansas Sky solar investment allowing Evergy Kansas Central’s investment in Kansas Sky to be recovered through a levelized revenue requirement for the first thirty years of the life of the generation site, after which the levelized revenue requirement will be reevaluated. In addition, Evergy Kansas Central will be permitted to defer to a regulatory asset and recover over the remaining life of the Kansas Sky solar investment depreciation expense, the associated return on investment and other costs incurred between the time the investment is placed in service and the effective date of rates that include the fixed revenue requirement.

Evergy Kansas Central 2025 Transmission Delivery Charge (TDC)
In April 2025, the KCC issued an order adjusting Evergy Kansas Central's retail prices to include updated transmission costs as reflected in the Federal Energy Regulatory Commission (FERC) transmission formula rate (TFR). The new prices were effective in May 2025 and are expected to increase Evergy Kansas Central's annual retail revenues by $55.9 million when compared to 2024.
Evergy Metro 2025 TDC
In April 2025, the KCC issued an order adjusting Evergy Metro's retail prices to include updated transmission costs as reflected in the FERC TFR. The new prices were effective in May 2025 and are expected to increase Evergy Metro's annual retail revenues by $4.8 million when compared to 2024.
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
In 2024, Evergy Missouri West filed applications for CCNs for its planned renewable and natural gas plant investments. In May 2025, Evergy Missouri West entered into a unanimous stipulation and agreement with the MPSC staff and other intervenors that would grant Evergy Missouri West’s CCNs to construct, install, own, operate, maintain and otherwise control and manage Sunflower Sky and Foxtrot solar generating facilities. In May 2025, Evergy Missouri West entered into a non-unanimous stipulation and agreement with the MPSC staff and other intervenors that would grant Evergy Missouri West’s CCNs to construct, install, own, operate, maintain and otherwise control and manage its planned natural gas plant investments.
In July 2025, the MPSC approved the unanimous stipulation and agreement for Sunflower Sky and Foxtrot solar generating facilities granting Evergy Missouri West's CCN request for its planned renewable plant investments. Evergy Missouri West plans to utilize PISA, as applicable, for its planned renewable plant investments.
In July 2025, the MPSC approved the non-unanimous stipulation and agreement for the natural gas plant investments granting Evergy Missouri West's CCN and establishing that Evergy Missouri West’s planned investments in the natural gas plants are decisionally prudent. Evergy Missouri West intends to utilize the SB 4 CWIP inclusion provision and PISA, as applicable, for its planned investments in the natural gas plants.

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
Evergy Kansas Central TFR Formal Complaint
In February 2023, certain Evergy Kansas Central TFR customers submitted a formal complaint with FERC requesting the refund of over-collections related to the capital structure calculation in determining Evergy Kansas Central's Annual Transmission Revenue Requirement for the 2018 and 2019 rate years. As of June 30, 2025, and December 31, 2024, Evergy and Evergy Kansas Central had recorded a regulatory liability of $9.3 million and $7.1 million, respectively, related to the 2018 and 2019 rate year refund request. Evergy and Evergy Kansas Central are awaiting a response from FERC.
Evergy Metro TFR Annual Update
Most recently, the updated TFR was expected to adjust Evergy Metro's annual transmission revenues by approximately:
•$1.0 million increase effective in January 2025; and
•$23.7 million increase effective in January 2024.
5. GOODWILL
GAAP requires goodwill to be tested for impairment annually and when an event occurs indicating the possibility that an impairment exists. Evergy's impairment test for the $2,336.6 million of goodwill that was recorded as a result of the merger that created Evergy was conducted as of May 1, 2025. The goodwill impairment test consists of comparing the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment. In the event that the carrying amount exceeds the fair value of the reporting unit, an impairment loss is recognized for the difference between the carrying amount of the reporting unit and its fair value. Evergy's consolidated operations are considered one reporting unit for assessment of impairment, as management assesses financial performance and allocates resources on a consolidated basis. The determination of fair value of the reporting unit consisted of two valuation techniques: an income approach consisting of a discounted cash flow analysis and a market approach consisting of a determination of reporting unit invested capital using a market multiple derived from the historical earnings before interest, income taxes, depreciation and amortization and market prices of the stock of peer companies. The results of the two techniques were evaluated and weighted to determine a point within the range that management considered representative of fair value for the reporting unit. The fair value of the reporting unit exceeded the carrying amount, including goodwill. As a result, there was no impairment of goodwill.

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

	Pension Benefits			Post-Retirement Benefits
Three Months Ended June 30, 2025	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$11.3	$4.7	$6.6	$0.3	$0.3	$0.2
Interest cost	23.6	11.9	11.4	2.5	1.3	1.3
Expected return on plan assets	(22.0)	(10.8)	(11.2)	(2.7)	(1.4)	(1.4)
Prior service cost	0.4	0.5	—	0.1	—	(0.1)
Recognized net actuarial gain	(4.6)	(0.1)	(4.3)	(1.0)	(0.5)	(0.6)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	8.7	6.2	2.5	(0.8)	(0.3)	(0.6)
Regulatory adjustment	4.1	(1.8)	5.7	(0.2)	—	(0.2)
Intercompany allocations	—	(0.9)	0.2	—	—	0.3
Net periodic benefit costs (income)	$12.8	$3.5	$8.4	$(1.0)	$(0.3)	$(0.5)

	Pension Benefits			Post-Retirement Benefits
Year to Date June 30, 2025	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$22.6	$9.3	$13.3	$0.7	$0.5	$0.3
Interest cost	47.1	23.8	22.8	5.0	2.6	2.5
Expected return on plan assets	(44.0)	(21.5)	(22.5)	(5.4)	(2.8)	(2.7)
Prior service cost	0.9	1.0	—	0.2	0.1	(0.2)
Recognized net actuarial gain	(9.2)	(0.2)	(8.6)	(2.0)	(1.0)	(1.0)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	17.4	12.4	5.0	(1.5)	(0.6)	(1.1)
Regulatory adjustment	7.3	(4.5)	11.5	(0.4)	—	(0.3)
Intercompany allocations	—	(1.5)	0.3	—	—	0.4
Net periodic benefit costs (income)	$24.7	$6.4	$16.8	$(1.9)	$(0.6)	$(1.0)

	Pension Benefits			Post-Retirement Benefits
Three Months Ended June 30, 2024	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$11.5	$4.8	$6.7	$0.4	$0.2	$0.2
Interest cost	22.4	11.4	10.8	2.5	1.3	1.3
Expected return on plan assets	(21.7)	(10.8)	(11.0)	(2.9)	(1.5)	(1.3)
Prior service cost	0.5	0.5	—	—	—	(0.1)
Recognized net actuarial (gain) loss	(4.4)	0.2	(4.3)	(1.0)	(0.5)	(0.5)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	8.3	6.1	2.2	(1.0)	(0.5)	(0.4)
Regulatory adjustment	6.9	(1.1)	7.8	—	0.2	(0.1)
Intercompany allocations	—	(0.6)	(0.6)	—	—	0.2
Net periodic benefit costs (income)	$15.2	$4.4	$9.4	$(1.0)	$(0.3)	$(0.3)

	Pension Benefits			Post-Retirement Benefits
Year to Date June 30, 2024	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$23.0	$9.5	$13.5	$0.8	$0.4	$0.4
Interest cost	44.8	22.8	21.5	5.0	2.6	2.5
Expected return on plan assets	(43.4)	(21.5)	(21.9)	(5.7)	(3.0)	(2.7)
Prior service cost	1.0	1.0	—	—	—	(0.2)
Recognized net actuarial (gain) loss	(8.7)	0.4	(8.7)	(2.0)	(1.0)	(0.9)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	16.7	12.2	4.4	(1.9)	(1.0)	(0.9)
Regulatory adjustment	12.6	(3.2)	15.5	—	0.4	(0.2)
Intercompany allocations	—	(1.0)	(1.1)	—	—	0.3
Net periodic benefit costs (income)	$29.3	$8.0	$18.8	$(1.9)	$(0.6)	$(0.8)
The components of net periodic benefit costs other than the service cost component are included in other expense on the Evergy Companies' consolidated statements of income and comprehensive income.
Year to date June 30, 2025, Evergy, Evergy Kansas Central and Evergy Metro made cash pension contributions of $41.6 million, $23.2 million and $18.4 million, respectively. Evergy expects to make additional cash pension contributions of $24.4 million in 2025 to satisfy the Employee Retirement Income Security Act of 1974, as amended, funding requirements and KCC and MPSC rate orders, of which $8.6 million is expected to be paid by Evergy Kansas Central and $15.8 million is expected to be paid by Evergy Metro.
Year to date June 30, 2025, Evergy, Evergy Kansas Central and Evergy Metro made post-retirement benefit contributions of $0.3 million, $0.2 million and $0.1 million, respectively. Evergy, Evergy Kansas Central and Evergy Metro expect to make additional contributions in 2025 of $0.3 million, $0.2 million and $0.1 million, respectively, to the post-retirement benefit plans.
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
A default by any borrower under the facility or one of its significant subsidiaries on other indebtedness totaling more than $100.0 million constitutes a default by that borrower under the facility. Under the terms of this facility, each of Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West is required to maintain a total indebtedness to total capitalization ratio, as defined in the facility, of not greater than 0.65 to 1.00. As of June 30, 2025, Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West were in compliance with this covenant.
The following table summarizes the committed credit facilities (excluding receivable sale facilities discussed in Note 3) available to the Evergy Companies as of June 30, 2025, and December 31, 2024.

		Amounts Drawn
	Master Credit Facility	Commercial Paper	Letters of Credit	Cash Borrowings	Available Borrowings Capacity	Weighted Average Interest Rate on Short-Term Borrowings
June 30, 2025	(millions)
Evergy, Inc.	$500.0	$341.5	$0.7	$—	$157.8	4.57%
Evergy Kansas Central	900.0	502.2	1.0	—	396.8	4.57%
Evergy Metro	600.0	305.9	1.1	—	293.0	4.57%
Evergy Missouri West	500.0	273.6	—	—	226.4	4.75%
Evergy	$2,500.0	$1,423.2	$2.8	$—	$1,074.0

December 31, 2024
Evergy, Inc.	$300.0	$75.4	$0.7	$—	$223.9	4.70%
Evergy Kansas Central	1,100.0	797.3	1.0	—	301.7	4.74%
Evergy Metro	600.0	158.7	1.0	—	440.3	4.64%
Evergy Missouri West	500.0	176.2	—	—	323.8	4.71%
Evergy	$2,500.0	$1,207.6	$2.7	$—	$1,289.7
8. LONG-TERM DEBT
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
Pollution Control Bonds
In July 2025, Evergy Metro remarketed its unsecured Series 2008 Environmental Improvement Revenue Refunding (EIRR) bonds maturing in 2038 totaling $23.4 million at a fixed rate of 4.05% through June 2030.
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

The gross notional contract amount by commodity type for derivative instruments is summarized in the following table.

		June 30	December 31
Non-hedging derivatives	Notional volume unit of measure	2025	2024
Evergy		(millions)
Commodity contracts
Power	MWhs	105.5	51.3
Natural gas	MMBtu	121.0	598.7
Evergy Kansas Central
Commodity contracts
Power	MWhs	58.1	31.3
Natural gas	MMBtu	121.0	598.7
Evergy Metro
Commodity contracts
Power	MWhs	35.7	15.3
The fair values of Evergy's open derivative positions and balance sheet classifications are summarized in the following tables. The fair values below are gross values before netting agreements and netting of cash collateral.

		June 30	December 31
Evergy		2025	2024
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$21.9	$24.6
	Other assets - long-term	34.7	43.8
Natural gas	Other assets - current	7.2	16.9
	Other assets - long-term	0.7	2.1
Total derivative assets		$64.5	$87.4
Commodity contracts
Power	Other liabilities - current	$22.5	$14.2
	Other liabilities - long-term	34.9	41.5
Natural gas	Other liabilities - current	7.4	17.9
	Other liabilities - long-term	0.6	2.1
Total derivative liabilities		$65.4	$75.7

		June 30	December 31
Evergy Kansas Central		2025	2024
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$18.7	$11.3
	Other assets - long-term	34.7	43.8
Natural gas	Other assets - current	7.2	16.9
	Other assets - long-term	0.7	2.1
Total derivative assets		$61.3	$74.1
Commodity contracts
Power	Other liabilities - current	$17.3	$11.5
	Other liabilities - long-term	34.9	41.5
Natural gas	Other liabilities - current	7.4	17.9
	Other liabilities - long-term	0.6	2.1
Total derivative liabilities		$60.2	$73.0

		June 30	December 31
Evergy Metro		2025	2024
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$2.8	$10.1
Total derivative assets		$2.8	$10.1
Commodity contracts
Power	Other liabilities - current	$4.2	$2.0
Total derivative liabilities		$4.2	$2.0
The following tables present the line items on the Evergy Companies' consolidated balance sheets where derivative assets and liabilities are reported. The gross amounts offset in the tables below show the effect of master netting arrangements and include collateral posted to offset the net position.

June 30, 2025	Evergy	Evergy Kansas Central	Evergy Metro
Derivative Assets	(millions)
Current
Gross amounts recognized	$29.1	$25.9	$2.8
Gross amounts offset	(22.4)	(19.2)	(2.8)
Net amounts presented in other assets - current	$6.7	$6.7	$—
Long-Term
Gross amounts recognized	$35.4	$35.4	$—
Gross amounts offset	(9.4)	(9.4)	—
Net amounts presented in other assets - long-term	$26.0	$26.0	$—
Derivative Liabilities
Current
Gross amounts recognized	$29.9	$24.7	$4.2
Gross amounts offset	(20.8)	(17.6)	(2.8)
Net amounts presented in other liabilities - current	$9.1	$7.1	$1.4
Long-Term
Gross amounts recognized	$35.5	$35.5	$—
Gross amounts offset	(4.3)	(4.3)	—
Net amounts presented in other liabilities - long-term	$31.2	$31.2	$—

December 31, 2024	Evergy	Evergy Kansas Central	Evergy Metro
Derivative Assets	(millions)
Current
Gross amounts recognized	$41.5	$28.2	$10.1
Gross amounts offset	(28.4)	(25.7)	(2.0)
Net amounts presented in other assets - current	$13.1	$2.5	$8.1
Long-Term
Gross amounts recognized	$45.9	$45.9	$—
Gross amounts offset	(12.0)	(12.0)	—
Net amounts presented in other assets - long-term	$33.9	$33.9	$—
Derivative Liabilities
Current
Gross amounts recognized	$32.1	$29.4	$2.0
Gross amounts offset	(26.1)	(23.4)	(2.0)
Net amounts presented in other liabilities - current	$6.0	$6.0	$—
Long-Term
Gross amounts recognized	$43.6	$43.6	$—
Gross amounts offset	(3.8)	(3.8)	—
Net amounts presented in other liabilities - long-term	$39.8	$39.8	$—
The following table summarizes the amounts of gain (loss) recognized in income for the change in fair value of derivatives not designated as hedging instruments for the Evergy Companies.

		Three Months Ended June 30		Year to Date June 30
Location of gain (loss)	Contract type	2025	2024	2025	2024
Evergy		(millions)
Operating revenues	Commodity	$10.1	$(3.9)	$15.8	$(9.9)
Total		$10.1	$(3.9)	$15.8	$(9.9)
Evergy Kansas Central
Operating revenues	Commodity	$10.1	$(3.9)	$15.8	$(9.9)
Total		$10.1	$(3.9)	$15.8	$(9.9)
Credit risk of the Evergy Companies' derivative instruments relates to the potential adverse financial impact resulting from non-performance by a counterparty of its contractual obligations. The Evergy Companies maintain credit policies and employ credit risk mitigation, such as collateral requirements or letters of credit, when necessary to minimize their overall credit risk and monitor exposure. Substantially all of the Evergy Companies' counterparty credit risk associated with derivative instruments relates to Evergy Kansas Central's non-regulated energy marketing activities. As of June 30, 2025, if counterparty groups completely failed to perform on contracts, Evergy's and Evergy Kansas Central's maximum exposure related to derivative assets was $35.0 million. As of June 30, 2025, the potential loss after the consideration of applicable master netting arrangements and collateral received for Evergy and Evergy Kansas Central was $25.9 million.
Certain of the Evergy Companies' derivative instruments contain collateral provisions that are tied to the Evergy Companies' credit ratings and may require the posting of collateral for various reasons, including if the Evergy Companies' credit ratings were to fall below investment grade. Substantially all of these derivative instruments relate to Evergy Kansas Central's non-regulated energy marketing activities. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of June 30, 2025, was $37.6 million for which Evergy and Evergy Kansas Central have posted $2.5 million collateral in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered as of June 30, 2025, Evergy and Evergy Kansas Central could be required to post an additional $33.6 million of collateral to their counterparties.
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

	June 30, 2025		December 31, 2024
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt(a)	(millions)
Evergy(b)	$13,050.5	$12,437.6	$12,460.9	$11,535.0
Evergy Kansas Central	5,178.9	4,707.1	4,583.5	4,031.7
Evergy Metro	3,224.6	3,016.8	3,223.4	2,966.3
(a) Includes current maturities.
(b) Book value as of June 30, 2025, and December 31, 2024, includes $78.9 million and $81.7 million, respectively, of fair value adjustments recorded in connection with purchase accounting for the merger that created Evergy, which are not part of future principal payments and will amortize over the remaining life of the associated debt instrument.

Recurring Fair Value Measurements
The following tables include balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	June 30, 2025	Netting	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$150.9	$—	$142.5	$—	$—	$8.4
International equity funds	94.0	—	94.0	—	—	—
Core bond fund	66.1	—	66.1	—	—	—
High-yield bond fund	33.9	—	33.9	—	—	—
Emerging markets bond fund	22.0	—	22.0	—	—	—
Alternative investments fund	47.5	—	—	—	—	47.5
Real estate securities fund	16.6	—	—	—	—	16.6
Cash equivalents	0.5	—	0.5	—	—	—
Total nuclear decommissioning trust	431.5	—	359.0	—	—	72.5
Rabbi trust
Fixed income funds	13.3	—	13.3	—	—	—
Equity funds	7.8	—	7.8	—	—	—
Combination debt/equity/other fund	1.8	—	1.8	—	—	—
Cash equivalents	0.2	—	0.2	—	—	—
Total rabbi trust	23.1	—	23.1	—	—	—
Derivative instruments - commodity contracts(b)
Power	32.4	(21.0)	18.0	35.0	0.4	—
Natural gas	0.3	(7.6)	7.9	—	—	—
Total derivative assets	32.7	(28.6)	25.9	35.0	0.4	—
Total assets	487.3	(28.6)	408.0	35.0	0.4	72.5
Liabilities
Derivative instruments - commodity contracts(b)
Power	37.9	(14.3)	10.7	39.2	2.3	—
Natural gas	0.4	(7.6)	8.0	—	—	—
Total derivative liabilities	38.3	(21.9)	18.7	39.2	2.3	—
Total liabilities	$38.3	$(21.9)	$18.7	$39.2	$2.3	$—
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$389.6	$—	$389.6	$—	$—	$—
Debt securities
U.S. Treasury	55.3	—	55.3	—	—	—
U.S. Agency	0.1	—	—	0.1	—	—
State and local obligations	2.1	—	—	2.1	—	—
Corporate bonds	48.3	—	—	48.3	—	—
Cash equivalents	2.9	—	2.9	—	—	—
Total nuclear decommissioning trust	498.3	—	447.8	50.5	—	—
Self-insured health plan trust(c)
Equity securities	2.5	—	2.5	—	—	—
Debt securities	14.6	—	3.3	11.3	—	—
Cash and cash equivalents	2.7	—	2.7	—	—	—
Total self-insured health plan trust	19.8	—	8.5	11.3	—	—
Derivative instruments - commodity contracts(b)
Power	—	(2.8)	—	—	2.8	—
Total derivative assets	—	(2.8)	—	—	2.8	—
Total assets	518.1	(2.8)	456.3	61.8	2.8	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	1.4	(2.8)	—	—	4.2	—
Total derivative liabilities	1.4	(2.8)	—	—	4.2	—
Total liabilities	$1.4	$(2.8)	$—	$—	$4.2	$—

Description	June 30, 2025	Netting	Level 1	Level 2	Level 3	NAV
Other Evergy	(millions)
Assets
Rabbi trusts
Core bond fund	$7.9	$—	$7.9	$—	$—	$—
Total rabbi trusts	7.9	—	7.9	—	—	—
Derivative instruments - commodity contracts(b)
Power	—	(0.4)	—	—	0.4	—
Total derivative assets	—	(0.4)	—	—	0.4	—
Total assets	7.9	(0.4)	7.9	—	0.4	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	0.6	(0.4)	—	—	1.0	—
Total derivative liabilities	0.6	(0.4)	—	—	1.0	—
Total liabilities	$0.6	$(0.4)	$—	$—	$1.0	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$929.8	$—	$806.8	$50.5	$—	$72.5
Rabbi trusts	31.0	—	31.0	—	—	—
Self-insured health plan trust(c)	19.8	—	8.5	11.3	—	—
Derivative instruments - commodity contracts(b)
Power	32.4	(24.2)	18.0	35.0	3.6	—
Natural gas	0.3	(7.6)	7.9	—	—	—
Total derivative assets	32.7	(31.8)	25.9	35.0	3.6	—
Total assets	1,013.3	(31.8)	872.2	96.8	3.6	72.5
Liabilities
Derivative instruments - commodity contracts(b)
Power	39.9	(17.5)	10.7	39.2	7.5	—
Natural gas	0.4	(7.6)	8.0	—	—	—
Total derivative liabilities	40.3	(25.1)	18.7	39.2	7.5	—
Total liabilities	$40.3	$(25.1)	$18.7	$39.2	$7.5	$—

Description	December 31, 2024	Netting	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$142.9	$—	$134.0	$—	$—	$8.9
International equity funds	81.6	—	81.6	—	—	—
Core bond fund	66.7	—	66.7	—	—	—
High-yield bond fund	33.7	—	33.7	—	—	—
Emerging markets bond fund	20.6	—	20.6	—	—	—
Alternative investments fund	45.6	—	—	—	—	45.6
Real estate securities fund	16.3	—	—	—	—	16.3
Cash equivalents	0.5	—	0.5	—	—	—
Total nuclear decommissioning trust	407.9	—	337.1	—	—	70.8
Rabbi trust
Fixed income funds	14.6	—	14.6	—	—	—
Equity funds	6.9	—	6.9	—	—	—
Combination debt/equity/other fund	1.7	—	1.7	—	—	—
Cash equivalents	0.2	—	0.2	—	—	—
Total rabbi trust	23.4	—	23.4	—	—	—
Derivative instruments - commodity contracts(b)
Power	35.1	(20.0)	11.7	40.5	2.9	—
Natural gas	1.3	(17.7)	18.9	0.1	—	—
Total derivative assets	36.4	(37.7)	30.6	40.6	2.9	—
Total assets	467.7	(37.7)	391.1	40.6	2.9	70.8
Liabilities
Derivative instruments - commodity contracts(b)
Power	43.5	(9.5)	4.5	44.2	4.3	—
Natural gas	2.3	(17.7)	19.9	0.1	—	—
Total derivative liabilities	45.8	(27.2)	24.4	44.3	4.3	—
Total liabilities	$45.8	$(27.2)	$24.4	$44.3	$4.3	$—
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$368.8	$—	$368.8	$—	$—	$—
Debt securities
U.S. Treasury	55.3	—	55.3	—	—	—
State and local obligations	2.1	—	—	2.1	—	—
Corporate bonds	42.7	—	—	42.7	—	—
Cash equivalents	3.0	—	3.0	—	—	—
Total nuclear decommissioning trust	471.9	—	427.1	44.8	—	—
Self-insured health plan trust(c)
Equity securities	2.3	—	2.3	—	—	—
Debt securities	14.3	—	3.2	11.1	—	—
Cash and cash equivalents	2.3	—	2.3	—	—	—
Total self-insured health plan trust	18.9	—	7.8	11.1	—	—
Derivative instruments - commodity contracts(b)
Power	8.1	(2.0)	—	—	10.1	—
Total derivative assets	8.1	(2.0)	—	—	10.1	—
Total assets	498.9	(2.0)	434.9	55.9	10.1	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(2.0)	—	—	2.0	—
Total derivative liabilities	—	(2.0)	—	—	2.0	—
Total liabilities	$—	$(2.0)	$—	$—	$2.0	$—

Description	December 31, 2024	Netting	Level 1	Level 2	Level 3	NAV
Other Evergy	(millions)
Assets
Rabbi trusts
Core bond fund	$8.0	$—	$8.0	$—	$—	$—
Total rabbi trusts	8.0	—	8.0	—	—	—
Derivative instruments - commodity contracts(b)
Power	2.5	(0.7)	—	—	3.2	—
Total derivative assets	2.5	(0.7)	—	—	3.2	—
Total assets	10.5	(0.7)	8.0	—	3.2	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(0.7)	—	—	0.7	—
Total derivative liabilities	—	(0.7)	—	—	0.7	—
Total liabilities	$—	$(0.7)	$—	$—	$0.7	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$879.8	$—	$764.2	$44.8	$—	$70.8
Rabbi trusts	31.4	—	31.4	—	—	—
Self-insured health plan trust(c)	18.9	—	7.8	11.1	—	—
Derivative instruments - commodity contracts(b)
Power	45.7	(22.7)	11.7	40.5	16.2	—
Natural gas	1.3	(17.7)	18.9	0.1	—	—
Total derivative assets	47.0	(40.4)	30.6	40.6	16.2	—
Total assets	977.1	(40.4)	834.0	96.5	16.2	70.8
Liabilities
Derivative instruments - commodity contracts(b)
Power	43.5	(12.2)	4.5	44.2	7.0	—
Natural gas	2.3	(17.7)	19.9	0.1	—	—
Total derivative liabilities	45.8	(29.9)	24.4	44.3	7.0	—
Total liabilities	$45.8	$(29.9)	$24.4	$44.3	$7.0	$—
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

	June 30, 2025		December 31, 2024		June 30, 2025
	Fair	Unfunded	Fair	Unfunded	Redemption	Length of
	Value	Commitments	Value	Commitments	Frequency	Settlement
Evergy Kansas Central	(millions)
Nuclear decommissioning trust:
Domestic equity funds	$8.4	$1.3	$8.9	$1.3	(a)	(a)
Alternative investments fund(b)	47.5	—	45.6	—	Quarterly	65 days
Real estate securities fund(b)	16.6	—	16.3	—	Quarterly	65 days
Total Evergy investments at NAV	$72.5	$1.3	$70.8	$1.3
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
The following table summarizes the net unrealized gains (losses) for the Evergy Companies' nuclear decommissioning trusts and rabbi trusts.

	Three Months Ended June 30		Year to Date June 30
	2025	2024	2025	2024
Evergy	(millions)
Nuclear decommissioning trust - equity securities	$64.8	$22.0	$45.5	$52.3
Nuclear decommissioning trust - debt securities	1.1	(0.4)	2.6	(1.7)
Rabbi trusts - equity securities	1.4	(0.1)	2.1	0.3
Total	$67.3	$21.5	$50.2	$50.9
Evergy Kansas Central
Nuclear decommissioning trust - equity securities	$25.3	$12.0	$26.2	$20.5
Rabbi trust - equity securities	1.3	—	1.9	0.5
Total	$26.6	$12.0	$28.1	$21.0
Evergy Metro
Nuclear decommissioning trust - equity securities	$39.5	$10.0	$19.3	$31.8
Nuclear decommissioning trust - debt securities	1.1	(0.4)	2.6	(1.7)
Total	$40.6	$9.6	$21.9	$30.1
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
Ozone Interstate Transport State Implementation Plans (ITSIP)
In 2015, the Environmental Protection Agency (EPA) lowered the Ozone National Ambient Air Quality Standards (NAAQS) from 75 ppb to 70 ppb. States were required to submit ITSIPs in 2018 to comply with the "Good Neighbor Provision" of the Clean Air Act (CAA) as it applies to the revised NAAQS. The EPA did not act on these ITSIP submissions by the deadline established in the CAA and entered consent decrees establishing deadlines for the EPA to take final action on various ITSIPs. In February 2022, the EPA published a proposed rule to disapprove the ITSIPs submitted by nineteen states including Missouri and Oklahoma. In April 2022, the EPA published an approval of the Kansas ITSIP in the Federal Register. The Missouri Department of Natural Resources (MDNR) submitted a supplemental ITSIP to the EPA in November 2022. In February 2023, the EPA published a final rule disapproving the ITSIPs submitted by nineteen states, including the final disapproval of the Missouri and Oklahoma ITSIPs. In April 2023, the Attorneys General of Missouri and Oklahoma filed Petitions for Review in the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) and the U.S. Court of Appeals for the Tenth Circuit (Tenth Circuit), respectively, challenging the EPA's disapproval. In May 2023, the Eighth Circuit granted a stay of the EPA's disapproval of the Missouri ITSIP. Similarly, in July 2023, the Tenth Circuit granted a stay of the EPA's disapproval of the Oklahoma ITSIP. In August 2024, the EPA published in the Federal Register a proposed rule to disapprove the supplemental ITSIP that Missouri submitted in November 2022. In January 2024, the EPA proposed to disapprove the previously-approved ITSIP for Kansas and ITSIPs submitted by four other states. To date, the EPA has not taken final action in this rulemaking. Disapproval of ITSIPs provides the EPA with authority to implement an interstate transport federal implementation plan (ITFIP) to replace them. As described below, the EPA's ITFIP has been stayed and may be withdrawn. In the event that the ITSIPs for Missouri, Oklahoma and Kansas were disapproved and the EPA's ITFIP took effect, it could have a material impact on the Evergy Companies' operations.
Ozone Interstate Transport Federal Implementation Plans
In April 2022, the EPA published in the Federal Register the proposed ITFIP to resolve outstanding "Good Neighbor" obligations with respect to the 2015 Ozone NAAQS for twenty-six states including Missouri and Oklahoma. This ITFIP would establish a revised Cross-State Air Pollution Rule (CSAPR) ozone season nitrogen oxide (NOx) emissions trading program for EGUs beginning in 2023 and would limit ozone season NOx emissions from certain industrial stationary sources beginning in 2026. The proposed rule would also establish a new daily backstop NOx emissions rate limit for applicable coal-fired units larger than 100 MW, as well as unit-specific NOx emission rate limits for certain industrial emission units and would feature "dynamic" adjustments of emission budgets for EGUs beginning with ozone season 2025. The proposed ITFIP included reductions to the state ozone season NOx budgets for Missouri and Oklahoma beginning in 2023 with additional reductions in future years. The Evergy Companies provided formal comments as part of the rulemaking process. In March 2023, the EPA issued the final ITFIPs for twenty-three states, including Missouri and Oklahoma, which included reduced ozone season NOx budgets for EGUs in Missouri, Oklahoma and other states, and included other features and requirements that were in the proposed version of the rule. Because the EPA's authority to impose an ITFIP for a state is triggered by the state's failure to submit an ITSIP addressing NAAQS by the statutory deadline or disapproval of an ITSIP, the EPA lacks authority under the CAA to impose an ITFIP on a state for which an ITSIP disapproval has been stayed by the courts. Accordingly, the EPA issued interim final rules staying the effectiveness of the ITFIP in both Missouri and Oklahoma while the stays issued by the Eighth and Tenth Circuits in the ITSIP disapproval cases remain in place. During this time, both states will continue to operate under the existing CSAPR program. While Kansas was not originally included in the ITFIP, in January 2024, the EPA issued a proposal to include Kansas in the ITFIP. In June 2024, the U.S. Supreme Court issued an order granting emergency motions for stay filed by state and industry petitioners of the final ITFIP pending further review of the ITFIP by the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit). In March 2025, the EPA announced plans to end the Good Neighbor Rule for the 2015 Ozone NAAQS. In April 2025, the D.C. Circuit granted an EPA request to hold all challenges to the ITFIP in indefinite abeyance. If the ITFIP ultimately takes effect as promulgated for Missouri, Kansas and Oklahoma following the pending litigation or the EPA is unable to end the program as announced, the impact on the Evergy Companies' operations and the cost to comply could be material.
Particulate Matter National Ambient Air Quality Standards
In March 2024, the EPA published in the Federal Register the final rule which strengthens the primary annual PM2.5 (particulate matter less than 2.5 microns in diameter) NAAQS by lowering the primary annual PM2.5 NAAQS from 12.0 µg/m3 (micrograms per cubic meter) to 9.0 µg/m3. The final rule took effect in May 2024. In August 2024, the EPA released the PM2.5 ambient monitor design values for calendar years 2021 through 2023. These design values are to be used by each state governor for recommending to the EPA attainment designations for their states. In February 2025, the Kansas Governor sent recommendations to the EPA to designate the entire state of Kansas as either attainment or attainment/unclassifiable for the 2024 annual PM2.5 NAAQS. In March 2025, the EPA announced it plans to reconsider the 2024 PM2.5 NAAQS. As a result of the EPA's plans to reconsider this NAAQS, the Missouri Governor delayed submitting area designations to the EPA. While the EPA is required to issue final designations for all states, including Kansas and Missouri, by February 2026, the issuance of final designations is in question based on the EPA's plans to reconsider this NAAQS. Due to the uncertainty of the attainment status of portions of the service territory and potential reconsideration of the NAAQS, the Evergy Companies are unable to accurately assess the impacts on their operations or consolidated financial results, but the cost to comply with lower PM2.5 NAAQS could be material.
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
In March 2025, the EPA announced plans to restructure the Regional Haze Program. Due to uncertainty regarding when or if a Kansas or Missouri revised SIP or FIP is finalized, the overall costs of implementing the rules could be material to the Evergy Companies.

Greenhouse Gases
Burning coal and other fossil fuels releases carbon dioxide (CO2) and other gases referred to as greenhouse gases (GHG). Various regulations under the CAA limit CO2 and other GHG emissions, and in addition, other measures are being imposed or offered by individual states, municipalities and regional agreements with the goal of reducing GHG emissions. In April 2024, the EPA finalized the GHG regulations and GHG guidelines that apply to new and existing fossil fuel fired EGUs. The final GHG regulation establishes CO2 limitations on emissions from new and reconstructed stationary combustion turbines. The GHG guidelines set CO2 emission limitations for existing coal, oil and gas-fired steam generating units. For new and reconstructed stationary combustion turbines, the emission limitations were developed by applying the Best System of Emission Reduction (BSER) to three distinct subcategories (low load, intermediate load and base load) taking into consideration the annual capacity factor of the stationary combustion turbine. For intermediate and base load stationary combustion turbines, BSER is assumed to be the utilization of highly efficient combustion turbine technology. Base load stationary combustion turbines are also required to consider the emissions reduction associated with the application of carbon capture and sequestration (CCS) beginning in 2032. For existing coal-fired EGUs, the emission limitations were established by applying the BSER to two subcategories (medium and long-term). For medium-term existing coal-fired units, which are units retiring between 2032 and 2038, the BSER established emission limitation is based on co-firing natural gas beginning in 2030. For units operating in 2039 and after, BSER is the application of CCS starting in 2032. In July 2024, the D.C. Circuit denied motions of stay filed by various states, industry and trade organizations; however, the D.C. Circuit has ordered expedited review of the challenges to the final regulations and guidelines. In December 2024, a three-judge panel of the D.C. Circuit heard oral arguments on challenges to the merits of the rule. In March 2025, the EPA announced it plans to reconsider the GHG regulation and guidelines. While the EPA reconsiders the GHG regulation and guidelines, the D.C. Circuit granted an unopposed motion to hold the case challenging the merits of the rule in abeyance. In June 2025, the EPA proposed to repeal both the 2015 GHG emission standards for new fossil-fuel fired EGUs and the April 2024 GHG emission standards for new and existing fossil-fuel fired EGUs. As an alternative proposal, in June 2025, the EPA proposed to repeal the most burdensome requirements of the 2024 rule including the elimination of CCS as BSER.
Due to uncertainty regarding which of these proposed rules will be finalized and the ongoing judicial review, the Evergy Companies are unable to accurately assess the impacts on their operations or consolidated financial results, but the cost to comply could be material.
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
In April 2024, the EPA finalized an expansion to the CCR regulations focused on legacy surface impoundments and historic placements of CCR. This regulation expands applicability of the 2015 CCR regulation to inactive landfills and beneficial use sites not previously regulated. Litigation could impact the timing or cost to comply. In March 2025, the EPA announced its plans to update regulations of CCRs, and in July 2025, issued a rulemaking extending deadlines for compliance with various aspects of the CCR legacy rule. The EPA has indicated a second rulemaking modifying CCR requirements should be anticipated later in 2025, however specific details of any planned revisions have not been provided.
The Evergy Companies have recorded asset retirement obligations (AROs) for their current estimates for the closure of ash disposal ponds, landfills and other historical placements of CCR. The revision of these AROs may be required in the future due to information collected in the April 2024 CCR regulation's Facility Evaluation Reports (FERs), changes in existing CCR regulations, the results of groundwater monitoring of CCR units, changes in interpretation of existing CCR regulations or changes in the timing or cost to close ash disposal ponds and landfills. The revision of AROs for regulated operations has no income statement impact due to the deferral of the adjustments through a regulatory asset. If revisions to these AROs are necessary, the impact on the Evergy Companies' operations or consolidated financial results could be material.
Montrose Station CCRs
In 2025, three lawsuits, including one seeking class certification, were filed in the Circuit Court of Henry County, Missouri against Evergy Metro and two other defendants alleging unspecified damages resulting from the defendants' alleged unlawful and negligent spreading of CCRs associated with the Montrose Station coal ash landfill. Montrose Station was a coal-fired generating facility which was operated by Evergy Metro until its closure in 2018. The cases are at preliminary stages and Evergy and Evergy Metro are unable to assess the outcome or reasonably estimate any possible damages with respect to the claims. However, Evergy and Evergy Metro believe the claims are without merit and intend to vigorously defend themselves.
Nuclear Antitrust Class Action
In July 2025, a class action complaint was filed in the U.S. District Court for the District of Maryland alleging violations of the Sherman Antitrust Act in establishing wages for employees at nuclear facilities since 2003. The complaint names 28 defendants, including all 26 owner operators of nuclear facilities in the United States, or affiliated entities, including Wolf Creek Nuclear Operating Corporation, which owns and operates Wolf Creek, a nuclear facility in Kansas. Evergy indirectly owns 94% of Wolf Creek, with Evergy Kansas Central and Evergy Metro each owning 47% of the nuclear facility. This case is at a preliminary stage and the Evergy Companies are unable to assess the outcome or reasonably estimate any possible damages with respect to the claims.
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
The operating expenses and capital costs billed for jointly-owned plants and shared services are detailed in the following table.

	Three Months Ended June 30		Year to Date June 30
	2025	2024	2025	2024
	(millions)
Evergy Kansas Central billings to Evergy Missouri West	$61.9	$10.4	$69.6	$17.5
Evergy Metro billings to Evergy Missouri West	29.4	31.3	55.2	59.5
Evergy Kansas Central billings to Evergy Metro	13.5	12.3	26.5	23.6
Evergy Metro billings to Evergy Kansas Central	35.2	32.8	68.1	65.2

Related Party Net Receivables and Payables
The following table summarizes Evergy Kansas Central's and Evergy Metro's related party net receivables and payables.

	June 30	December 31
	2025	2024
Evergy Kansas Central	(millions)
Net payable to Evergy	$(13.3)	$(13.4)
Net payable to Evergy Metro	(17.8)	(22.9)
Net receivable from Evergy Missouri West	65.0	23.0

Evergy Metro
Net receivable from Evergy	$16.4	$16.8
Net receivable from Evergy Kansas Central	17.8	22.9
Net receivable from Evergy Missouri West	79.8	86.2
Money Pool
Evergy Kansas Central, Evergy Metro and Evergy Missouri West are authorized to participate in the Evergy, Inc. money pool, which is an internal financing arrangement in which funds may be lent on a short-term basis between Evergy Kansas Central, Evergy Metro, Evergy Missouri West and Evergy, Inc. Evergy, Inc. can lend but not borrow under the money pool.
As of June 30, 2025 and December 31, 2024, Evergy Kansas Central and Evergy Metro had no outstanding receivables or payables under the money pool.
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

	June 30	December 31
	2025	2024
Evergy Kansas Central	(millions)
Income taxes receivable from (payable to) Evergy	$(12.4)	$11.4

Evergy Metro
Income taxes payable to Evergy	$(13.4)	$(10.0)

13. TAXES
Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Evergy
	Three Months Ended June 30		Year to Date June 30
	2025	2024	2025	2024
Federal statutory income tax	21.0%	21.0%	21.0%	21.0%
COLI policies	(1.2)	(1.2)	(1.2)	(1.2)
State income taxes	(1.8)	0.5	(1.5)	0.5
Flow through depreciation for plant-related differences	(5.3)	(8.7)	(5.2)	(8.6)
Federal tax credits	(6.7)	(6.8)	(6.6)	(6.7)
Non-controlling interest	(0.3)	(0.3)	(0.3)	(0.3)
AFUDC equity	(0.3)	(0.4)	(0.3)	(0.3)
Amortization of federal investment tax credits	(0.5)	(0.6)	(0.5)	(0.6)
Stock compensation	0.2	—	0.3	—
Officer compensation limitation	0.2	(0.3)	0.2	0.1
Other	0.2	0.2	0.2	0.3
Effective income tax rate	5.5%	3.4%	6.1%	4.2%

Evergy Kansas Central
	Three Months Ended June 30		Year to Date June 30
	2025	2024	2025	2024
Federal statutory income tax	21.0%	21.0%	21.0%	21.0%
COLI policies	(1.8)	(1.9)	(1.8)	(1.9)
State income taxes	(0.7)	0.6	(0.5)	0.6
Flow through depreciation for plant-related differences	(3.3)	(5.8)	(3.3)	(5.6)
Federal tax credits	(10.2)	(10.5)	(10.2)	(10.7)
Non-controlling interest	(0.4)	(0.4)	(0.4)	(0.5)
AFUDC equity	(0.4)	(0.5)	(0.3)	(0.5)
Amortization of federal investment tax credits	(0.3)	(0.4)	(0.3)	(0.4)
Stock compensation	0.3	—	0.1	—
Other	0.3	0.2	0.2	0.1
Effective income tax rate	4.6%	2.3%	4.5%	2.1%

Evergy Metro
	Three Months Ended June 30		Year to Date June 30
	2025	2024	2025	2024
Federal statutory income tax	21.0%	21.0%	21.0%	21.0%
COLI policies	(0.1)	(0.1)	(0.1)	(0.1)
State income taxes	(1.9)	0.6	(1.7)	0.7
Flow through depreciation for plant-related differences	(5.2)	(7.8)	(4.9)	(7.8)
Federal tax credits	(1.0)	(0.7)	(1.0)	(0.7)
AFUDC equity	(0.1)	(0.2)	(0.2)	(0.1)
Amortization of federal investment tax credits	(0.8)	(0.8)	(0.8)	(0.8)
Stock compensation	—	—	0.6	0.6
Officer compensation limitation	0.5	(0.4)	0.5	0.3
Effective income tax rate	12.4%	11.6%	13.4%	13.1%

14. SEGMENT INFORMATION
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

	Three Months Ended June 30		Year to Date June 30
	2025	2024	2025	2024
	(millions)
OPERATING REVENUES	$1,437.0	$1,447.5	$2,811.5	$2,778.5
Less:
Fuel and purchased power	330.4	359.0	685.7	735.4
SPP network transmission costs	114.9	100.0	211.3	172.7
Operating and maintenance:
Operations and customer	164.6	163.3	311.7	315.4
Support	40.4	37.1	73.4	70.3
Other segment items, including benefit costs(a)	50.1	37.3	102.0	83.5
Depreciation and amortization	288.4	280.1	576.5	556.2
Taxes other than income tax	104.4	112.6	215.5	226.7
Interest expense	153.8	143.6	306.3	276.8
Income tax expense	10.0	7.4	19.6	14.7
Net income attributable to noncontrolling interests	3.1	3.1	6.2	6.2
Plus:
Total other income (expense), net	(7.4)	1.0	(10.4)	5.3
Equity in earnings of equity method investees, net of income taxes	1.8	2.0	3.4	3.8
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$171.3	$207.0	$296.3	$329.7
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
In July 2025, Evergy Kansas Central, the KCC staff and other intervenors in the case reached a unanimous settlement agreement to settle all outstanding issues in the case. The unanimous settlement provides for an increase to retail revenues of $128.0 million after rebasing property tax expense and not including costs recoverable through KCC-approved riders for Evergy Kansas Central. The unanimous settlement agreement is subject to the approval of the KCC. If approved, new rates are expected to be effective on September 29, 2025. See Note 4 to the consolidated financial statements for additional information.

Federal Tax Reform
In July 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law by President Trump. The OBBBA contains a wide variety of tax reforms affecting businesses, including changes to clean energy production tax credits which could impact the Evergy Companies' long-term generation resource planning. The OBBBA was signed into law after the close of the second quarter and therefore, the impacts of this legislation are not included in the Evergy Companies' operating results for the three months ended or year to date June 30, 2025. The Evergy Companies are evaluating the impact of the legislation on their operations and consolidated financial results but do not anticipate a material impact.
Missouri Legislation
In April 2025, Missouri SB 4 was signed into law by the Governor of Missouri. Most notably, SB 4 establishes new mechanisms for Missouri electric utilities to recover the costs associated with the construction of new natural gas-fired generating units. The utilities will be able to include certain costs of CWIP in rate base. The inclusion of CWIP will be in lieu of AFUDC applicable to the construction of the new natural gas-fired generating units. The MPSC will determine the amount of CWIP that may be included in rate base. Additionally, amounts collected arising from the inclusion of CWIP in rate base are subject to refund under certain circumstances. These provisions are scheduled to expire at the end of 2035.
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
Kansas Legislation
In April 2025, Kansas House Bill (HB) 2107 was signed into law by the Governor of Kansas. Most notably, HB 2107 establishes a two-year statute of limitations for wildfire-related claims against a Kansas electric public utility and a $5.0 million limit for punitive damages awarded under a fire claim. The law also requires the plaintiff to establish the burden of proof for fire claims by a preponderance of evidence.
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
In 2024, Evergy Kansas Central and Evergy Missouri West requested predetermination from the KCC and a CCN from the MPSC, respectively, for their planned natural gas investments. In July 2025, the KCC approved a non-unanimous partial settlement agreement regarding Evergy Kansas Central's investments in its planned natural gas plants. In July 2025, the MPSC approved a non-unanimous stipulation and agreement regarding Evergy Missouri West's investments in its planned natural gas plants. See "Applications for Predetermination" and "Requests for Certificate of Convenience and Necessity" in Note 4 to the consolidated financial statements for information regarding Evergy Kansas Central's and Evergy Missouri West's applications for predetermination and CCN for their investments in these natural gas plants.

Renewable Plant Investments
Evergy Kansas Central intends to construct and own an approximately 159 MW solar generation facility to be located in Kansas and called Kansas Sky. The solar generation facility is expected to begin operations by summer of 2027. The construction of Kansas Sky is subject to the granting by the KCC of predetermination with reasonably acceptable terms and other closing conditions. In July 2025, the KCC approved a unanimous partial settlement agreement for the Kansas Sky solar investment. See "Applications for Predetermination" in Note 4 to the consolidated financial statements for additional information regarding Evergy Kansas Central's application for predetermination for its investment in this renewable generating plant.
In 2024, Evergy Missouri West entered into agreements to own two solar generation facilities currently under development. The first facility, to be called Sunflower Sky, is a solar generation facility to be located in Kansas with an expected generating capacity of approximately 65 MW. The second facility, to be called Foxtrot, is a solar generation facility to be located in Missouri with an expected generating capacity of approximately 100 MW. The solar generation facilities are expected to begin operations by summer of 2027. In July 2025, the MPSC approved a unanimous stipulation and agreement regarding Evergy Missouri West's planned investments in the solar generation facilities. See "Requests for Certificate of Convenience and Necessity" in Note 4 to the consolidated financial statements for information regarding Evergy Missouri West's application for a CCN for its investment in these renewable generating plants.
Regulatory Proceedings
See Note 4 to the consolidated financial statements for information regarding other regulatory proceedings.
Wolf Creek Refueling Outage
Wolf Creek's most recent refueling outage began in March 2024 and the unit returned to service in May 2024. Wolf Creek's next refueling outage is planned to begin in the fourth quarter of 2025.
Earnings Overview
The following table summarizes Evergy's net income and diluted EPS.

	Three Months Ended June 30			Year to Date June 30
	2025	Change	2024	2025	Change	2024
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$171.3	$(35.7)	$207.0	$296.3	$(33.4)	$329.7
Earnings per common share, diluted	0.74	(0.16)	0.90	1.28	(0.15)	1.43
Net income attributable to Evergy, Inc. decreased for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to lower retail sales in the second quarter of 2025 driven by unfavorable weather, higher operating and maintenance, depreciation and interest expenses and losses from investments in early-stage clean energy and energy solution companies; partially offset by new Evergy Missouri West retail rates effective in January 2025 and income from the sale of a commercial solar generation project.
Diluted EPS decreased for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to the decrease in net income attributable to Evergy, Inc. discussed above.
Net income attributable to Evergy, Inc. decreased year to date June 30, 2025, compared to the same period in 2024, primarily due to lower retail sales in 2025 driven by unfavorable weather, higher operating and maintenance, depreciation and interest expenses and losses from investments in early-stage clean energy and energy solution companies; partially offset by new Evergy Missouri West retail rates effective in January 2025, higher transmission revenues and income from the sale of a commercial solar generation project.
Diluted EPS decreased year to date June 30, 2025, compared to the same period in 2024, primarily due to the decrease in net income attributable to Evergy, Inc. discussed above.

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
Adjusted Earnings (non-GAAP) and Adjusted EPS (non-GAAP)
Management believes that adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) are representative measures of Evergy's recurring earnings, assist in the comparability of results and are consistent with how management reviews performance.
Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) for the three months ended and year to date June 30, 2025 were $191.1 million or $0.82 per share and $318.9 million or $1.37 per share, respectively. For the three months ended and year to date June 30, 2024, Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) were $207.0 million or $0.90 per share and $331.7 million or $1.44 per share, respectively.
In addition to net income attributable to Evergy, Inc. and diluted EPS, Evergy's management uses adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) to evaluate earnings and EPS without:
i.the mark-to-market impacts of economic hedges related to Evergy Kansas Central's 8% ownership share of JEC; and
ii.the unrealized losses and impairment losses from non-regulated investments in early-stage clean energy and energy solution companies.
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

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
Three Months Ended June 30	2025		2024
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$171.3	$0.74	$207.0	$0.90
Non-GAAP reconciling items:
Losses from investments in early-stage clean energy and energy solution companies, pre-tax(b)	25.4	0.10	—	—
Income tax benefit(c)	(5.6)	(0.02)	—	—
Adjusted earnings (non-GAAP)	$191.1	$0.82	$207.0	$0.90

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
Year to Date June 30	2025		2024
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$296.3	$1.28	$329.7	$1.43
Non-GAAP reconciling items:
Mark-to-market impact of JEC economic hedges, pre-tax(a)	—	—	2.6	0.01
Losses from investments in early-stage clean energy and energy solution companies, pre-tax(b)	29.0	0.12	—	—
Income tax benefit(c)	(6.4)	(0.03)	(0.6)	—
Adjusted earnings (non-GAAP)	$318.9	$1.37	$331.7	$1.44
(a)Reflects mark-to-market gains or losses related to forward contracts for natural gas and electricity entered into as economic hedges against fuel price volatility related to Evergy Kansas Central's 8% ownership share of JEC that are included in operating revenues on the consolidated statements of comprehensive income.
(b)Reflects unrealized losses and impairment losses from non-regulated investments in early-stage clean energy and energy solution companies that are included in investment earnings (loss) on the consolidated statements of comprehensive income. Evergy has initiated a process to dispose of these investments.
(c)Reflects an income tax effect calculated at a statutory rate of approximately 22%.
ENVIRONMENTAL MATTERS
See Note 11 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 12 to the consolidated financial statements for information regarding related party transactions.

EVERGY RESULTS OF OPERATIONS
The following table summarizes Evergy's comparative results of operations.

	Three Months Ended June 30			Year to Date June 30
	2025	Change	2024	2025	Change	2024
	(millions)
Operating revenues	$1,437.0	$(10.5)	$1,447.5	$2,811.5	$33.0	$2,778.5
Fuel and purchased power	330.4	(28.6)	359.0	685.7	(49.7)	735.4
SPP network transmission costs	114.9	14.9	100.0	211.3	38.6	172.7
Operating and maintenance	255.1	17.4	237.7	487.1	17.9	469.2
Depreciation and amortization	288.4	8.3	280.1	576.5	20.3	556.2
Taxes other than income tax	104.4	(8.2)	112.6	215.5	(11.2)	226.7
Income from operations	343.8	(14.3)	358.1	635.4	17.1	618.3
Other income (expense), net	(7.4)	(8.4)	1.0	(10.4)	(15.7)	5.3
Interest expense	153.8	10.2	143.6	306.3	29.5	276.8
Income tax expense	10.0	2.6	7.4	19.6	4.9	14.7
Equity in earnings of equity method investees, net of income taxes	1.8	(0.2)	2.0	3.4	(0.4)	3.8
Net income	174.4	(35.7)	210.1	302.5	(33.4)	335.9
Less: Net income attributable to noncontrolling interests	3.1	—	3.1	6.2	—	6.2
Net income attributable to Evergy, Inc.	$171.3	$(35.7)	$207.0	$296.3	$(33.4)	$329.7

Gross Margin (GAAP) and Utility Gross Margin (non-GAAP)
The following tables summarize Evergy's gross margin (GAAP) and MWhs sold and reconcile Evergy's gross margin (GAAP) to Evergy's utility gross margin (non-GAAP). See "Executive Summary - Non-GAAP Measures", above for additional information regarding gross margin (GAAP) and utility gross margin (non-GAAP).

	Revenues and Expenses			MWhs Sold
Three Months Ended June 30	2025	Change	2024	2025	Change	2024
Retail revenues	(millions)			(thousands)
Residential	$491.9	$(44.8)	$536.7	3,548	(276)	3,824
Commercial	467.6	(18.2)	485.8	4,501	(58)	4,559
Industrial	160.5	(14.2)	174.7	2,077	(47)	2,124
Other retail revenues	10.7	0.5	10.2	23	(2)	25
Total electric retail	1,130.7	(76.7)	1,207.4	10,149	(383)	10,532
Wholesale revenues	91.2	17.9	73.3	3,976	634	3,342
Transmission revenues	128.3	5.9	122.4	N/A	N/A	N/A
Other revenues	86.8	42.4	44.4	N/A	N/A	N/A
Operating revenues	1,437.0	(10.5)	1,447.5	14,125	251	13,874
Fuel and purchased power	(330.4)	28.6	(359.0)
SPP network transmission costs	(114.9)	(14.9)	(100.0)
Operating and maintenance(a)	(136.8)	0.4	(137.2)
Depreciation and amortization	(288.4)	(8.3)	(280.1)
Taxes other than income tax	(104.4)	8.2	(112.6)
Gross margin (GAAP)	462.1	3.5	458.6
Operating and maintenance(a)	136.8	(0.4)	137.2
Depreciation and amortization	288.4	8.3	280.1
Taxes other than income tax	104.4	(8.2)	112.6
Utility gross margin (non-GAAP)	$991.7	$3.2	$988.5
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $118.3 million and $100.5 million for the three months ended June 30, 2025 and 2024, respectively.

	Revenues and Expenses			MWhs Sold
Year to Date June 30	2025	Change	2024	2025	Change	2024
Retail revenues	(millions)			(thousands)
Residential	$1,001.8	$(13.9)	$1,015.7	7,603	37	7,566
Commercial	904.1	(14.4)	918.5	8,926	77	8,849
Industrial	305.5	(29.6)	335.1	3,955	(216)	4,171
Other retail revenues	20.8	(1.3)	22.1	47	(5)	52
Total electric retail	2,232.2	(59.2)	2,291.4	20,531	(107)	20,638
Wholesale revenues	139.8	(4.5)	144.3	7,571	935	6,636
Transmission revenues	262.3	24.5	237.8	N/A	N/A	N/A
Other revenues	177.2	72.2	105.0	N/A	N/A	N/A
Operating revenues	2,811.5	33.0	2,778.5	28,102	828	27,274
Fuel and purchased power	(685.7)	49.7	(735.4)
SPP network transmission costs	(211.3)	(38.6)	(172.7)
Operating and maintenance(a)	(265.9)	7.2	(273.1)
Depreciation and amortization	(576.5)	(20.3)	(556.2)
Taxes other than income tax	(215.5)	11.2	(226.7)
Gross margin (GAAP)	856.6	42.2	814.4
Operating and maintenance(a)	265.9	(7.2)	273.1
Depreciation and amortization	576.5	20.3	556.2
Taxes other than income tax	215.5	(11.2)	226.7
Utility gross margin (non-GAAP)	$1,914.5	$44.1	$1,870.4
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $221.2 million and $196.1 million year to date June 30, 2025 and 2024, respectively.

Evergy's gross margin (GAAP) increased $3.5 million for the three months ended June 30, 2025, compared to the same period in 2024 and Evergy's utility gross margin (non-GAAP) increased $3.2 million for the three months ended June 30, 2025, compared to the same period in 2024, both measures were driven by:
•a $25.3 million increase from new Evergy Missouri West retail rates effective in January 2025; partially offset by
•an $11.4 million decrease primarily due to lower retail sales driven by unfavorable weather (cooling degree days decreased by 26%), partially offset by higher weather-normalized residential and commercial demand; and
•a $10.7 million decrease in revenue from the Kansas property tax rider, which is offset in taxes other than income taxes.
Evergy's gross margin (GAAP) increased $42.2 million year to date June 30, 2025, compared to the same period in 2024 and Evergy's utility gross margin (non-GAAP) increased $44.1 million year to date June 30, 2025, compared to the same period in 2024, both measures were driven by:
•a $48.8 million increase from new Evergy Missouri West retail rates effective in January 2025; and
•a $24.5 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2025; partially offset by
•a $15.6 million decrease in revenue from the Kansas property tax rider, which is offset in taxes other than income taxes; and
•a $13.6 million decrease primarily due to lower retail sales driven by unfavorable weather (cooling degree days decreased by 25%, partially offset by a 20% increase in heating degree days) and lower weather-normalized residential and industrial demand.

Operating and Maintenance
Evergy's operating and maintenance expense increased $17.4 million for the three months ended June 30, 2025, compared to the same period in 2024, primarily driven by:
•a $9.3 million increase in general and administrative labor and employee benefits expense; and
•a $1.7 million increase in credit loss expense primarily at Evergy Missouri West.
Evergy's operating and maintenance expense increased $17.9 million year to date June 30, 2025, compared to the same period in 2024, primarily driven by:
•an $11.4 million increase in general and administrative labor and employee benefits expense; and
•a $3.1 million increase in credit loss expense primarily at Evergy Missouri West.
Depreciation and Amortization
Evergy's depreciation and amortization increased $8.3 million for the three months ended June 30, 2025 and $20.3 million year to date June 30, 2025, compared to the same periods in 2024, primarily due to capital additions.
Taxes Other than Income Tax
Evergy's taxes other than income tax decreased $8.2 million for the three months ended June 30, 2025 and $11.2 million year to date June 30, 2025, compared to the same periods in 2024, primarily driven by amortization of a refund to customers for the Kansas property tax rider, which is offset in utility gross margin; partially offset by higher assessed property tax values.
Other Income (Expense), Net
Evergy's other income, net for the three months ended June 30, 2024, became other expense, net for the three months ended June 30, 2025, as a result of an $8.4 million increase in net other expense items, primarily driven by:
•$25.4 million of unrealized losses and impairment losses from non-regulated investments in early-stage clean energy and energy solution companies; partially offset by
•$11.6 million of income related to the sale of a commercial solar generation project completed in the second quarter of 2025; and
•a $2.9 million decrease primarily due to recording higher Evergy Kansas Central corporate-owned life insurance (COLI) benefits in the second quarter of 2025.
Evergy's other income, net year to date June 30, 2024, became other expense, net year to date June 30, 2025, as a result of a $15.7 million increase in net other expense items, primarily driven by:
•$29.0 million of unrealized losses and impairment losses from non-regulated investments in early-stage clean energy and energy solution companies; partially offset by
•$11.6 million of income related to the sale of a commercial solar generation project completed in 2025.
Interest Expense
Evergy's interest expense increased $10.2 million for the three months ended June 30, 2025, compared to the same period in 2024, primarily driven by:
•an $18.6 million increase due to issuances of long-term debt; partially offset by
•a $4.9 million decrease due to the repayment of long-term debt.
Evergy's interest expense increased $29.5 million year to date June 30, 2025, compared to the same period in 2024, primarily driven by:
•a $39.0 million increase due to issuances of long-term debt; and
•a $4.9 million increase due to lower debt AFUDC primarily driven by lower CWIP balances and lower short-term interest rates in 2025; partially offset by
•a $9.8 million decrease due to the repayment of long-term debt; and

•an $8.8 million decrease due to increases in carrying costs deferred to a regulatory asset in accordance with PISA due to Evergy Kansas Central and Evergy Metro electing into Kansas PISA beginning July 2024.
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
Short-Term Borrowings
As of June 30, 2025, Evergy had $1,074.0 million of available borrowing capacity under its master credit facility. The available borrowing capacity under the master credit facility consisted of $157.8 million for Evergy, Inc., $396.8 million for Evergy Kansas Central, $293.0 million for Evergy Metro and $226.4 million for Evergy Missouri West. The Evergy Companies' borrowing capacity under the master credit facility also supports their issuance of commercial paper. See Note 7 to the consolidated financial statements for more information regarding the master credit facility.
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
Pensions
See Note 6 to the consolidated financial statements for information regarding Evergy's pension and post-retirement plan contributions.
At-the-Market (ATM) Program
In May 2025, Evergy entered into an equity distribution agreement, pursuant to which Evergy may sell, from time to time, up to an aggregate of $1.2 billion of its common stock through an ATM Program, which may utilize an optional forward sales component. As of June 30, 2025, Evergy did not enter into any sales under its ATM Program.

Debt Covenants
As of June 30, 2025, Evergy was in compliance with all debt covenants under the master credit facility and certain debt instruments that contain restrictions that require the maintenance of certain capitalization and leverage ratios. See Note 7 to the consolidated financial statements for more information.
Cash Flows
The following table presents Evergy's cash flows from operating, investing and financing activities.

Year to Date June 30	2025	2024
	(millions)
Cash Flows from Operating Activities	$773.5	$634.8
Cash Flows used in Investing Activities	(1,235.4)	(1,270.1)
Cash Flows from Financing Activities	467.0	643.1
Cash Flows from Operating Activities
Evergy's cash flows from operating activities increased $138.7 million year to date June 30, 2025, compared to the same period in 2024, primarily driven by an increase in cash receipts for retail electric sales in 2025 and a decrease in payments made for a Wolf Creek refueling outage in 2024.
Cash Flows used in Investing Activities
Evergy's cash flows used in investing activities decreased $34.7 million year to date June 30, 2025, compared to the same period in 2024, primarily driven by:
•a $76.0 million decrease in additions to property, plant and equipment, primarily due to Evergy Missouri West's purchase of a joint ownership interest in Dogwood Energy Center for approximately $60 million in April 2024; partially offset by
•a $38.9 million decrease in proceeds from COLI investments, primarily from Evergy Kansas Central due to a lower number of policy settlements in 2025.
Cash Flows from Financing Activities
Evergy's cash flows from financing activities decreased $176.1 million year to date June 30, 2025, compared to the same period in 2024, primarily driven by:
•a $327.3 million decrease in proceeds from long-term debt, net due to the issuance of $920.7 million of long-term debt in 2024, compared to the issuance of $593.4 million of long-term debt in 2025; partially offset by
•a $197.7 million increase in short-term debt borrowings driven by:
◦higher borrowings of $306.2 million at Evergy Metro, $285.7 million at Evergy Missouri West and $266.1 million at Evergy, Inc. for general corporate purposes; partially offset by
◦a $660.3 million decrease in short-term borrowings at Evergy Kansas Central, primarily due to the repayment of commercial paper borrowings with proceeds from long-term debt issuances.

EVERGY KANSAS CENTRAL, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Kansas Central is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Kansas Central's comparative results of operations.

Year to Date June 30	2025	Change	2024
	(millions)
Operating revenues	$1,442.6	$22.1	$1,420.5
Fuel and purchased power	244.0	(18.6)	262.6
SPP network transmission costs	211.3	38.6	172.7
Operating and maintenance	229.2	(4.4)	233.6
Depreciation and amortization	286.3	6.6	279.7
Taxes other than income tax	116.8	(9.1)	125.9
Income from operations	355.0	9.0	346.0
Other income, net	9.0	1.5	7.5
Interest expense	120.4	6.4	114.0
Income tax expense	10.9	5.9	5.0
Equity in earnings of equity method investees, net of income taxes	1.7	0.1	1.6
Net income	234.4	(1.7)	236.1
Less: Net income attributable to noncontrolling interests	6.2	—	6.2
Net income attributable to Evergy Kansas Central, Inc.	$228.2	$(1.7)	$229.9

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

	Revenues and Expenses			MWhs Sold
Year to Date June 30	2025	Change	2024	2025	Change	2024
Retail revenues	(millions)			(thousands)
Residential	$432.1	$(15.9)	$448.0	3,114	3	3,111
Commercial	376.4	(15.5)	391.9	3,558	15	3,543
Industrial	197.1	(23.1)	220.2	2,485	(145)	2,630
Other retail revenues	11.6	(0.5)	12.1	20	1	19
Total electric retail	1,017.2	(55.0)	1,072.2	9,177	(126)	9,303
Wholesale revenues	142.8	27.0	115.8	4,902	448	4,454
Transmission revenues	242.8	18.5	224.3	N/A	N/A	N/A
Other revenues	39.8	31.6	8.2	N/A	N/A	N/A
Operating revenues	1,442.6	22.1	1,420.5	14,079	322	13,757
Fuel and purchased power	(244.0)	18.6	(262.6)
SPP network transmission costs	(211.3)	(38.6)	(172.7)
Operating and maintenance (a)	(114.2)	17.7	(131.9)
Depreciation and amortization	(286.3)	(6.6)	(279.7)
Taxes other than income tax	(116.8)	9.1	(125.9)
Gross margin (GAAP)	470.0	22.3	447.7
Operating and maintenance (a)	114.2	(17.7)	131.9
Depreciation and amortization	286.3	6.6	279.7
Taxes other than income tax	116.8	(9.1)	125.9
Utility gross margin (non-GAAP)	$987.3	$2.1	$985.2
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $115.0 million and $101.7 million year to date June 30, 2025 and 2024, respectively.

Evergy Kansas Central's gross margin (GAAP) increased $22.3 million year to date June 30, 2025, compared to the same period in 2024, and Evergy Kansas Central's utility gross margin (non-GAAP) increased $2.1 million year to date June 30, 2025, compared to the same period in 2024, both measures were driven by:
•an $18.5 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2025; partially offset by
•a $13.3 million decrease in revenue from the Kansas property tax rider, which is offset in taxes other than income taxes; and
•a $3.1 million decrease primarily due to lower retail sales driven by unfavorable weather (cooling degree days decreased 29%, partially offset by a 24% increase in heating degree days) and lower weather-normalized residential and industrial demand.
Additionally, the increase in Evergy Kansas Central's gross margin (GAAP) was also impacted by:
•a $17.7 million decrease in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities including an $8.2 million decrease in plant operating and maintenance expense at fossil-fuel generating facilities as described further below; and
•a $9.1 million decrease in taxes other than income tax as described further below; partially offset by
•a $6.6 million increase in depreciation and amortization as described further below.

Evergy Kansas Central Operating and Maintenance
Evergy Kansas Central's operating and maintenance expense decreased $4.4 million year to date June 30, 2025, compared to the same period in 2024, primarily driven by:
•an $8.2 million decrease in plant operating and maintenance expense at fossil-fuel generating facilities primarily due to a decrease at JEC driven by a major maintenance outage in 2024; partially offset by
•a $4.7 million increase in general and administrative labor and employee benefits expense.
Evergy Kansas Central Depreciation and Amortization
Evergy Kansas Central's depreciation and amortization expense increased $6.6 million year to date June 30, 2025, compared to the same period in 2024, primarily due to capital additions.
Evergy Kansas Central Taxes Other than Income Tax
Evergy Kansas Central's taxes other than income tax decreased $9.1 million year to date June 30, 2025, compared to the same period in 2024, primarily driven by amortization of a refund to customers for the Kansas property tax rider, which is offset in utility gross margin; partially offset by higher assessed property tax values.
Evergy Kansas Central Interest Expense
Evergy Kansas Central's interest expense increased $6.4 million year to date June 30, 2025, compared to the same period in 2024, primarily driven by:
•an $8.9 million increase due to issuances of long-term debt;
•a $5.4 million increase in interest expense on short-term borrowings primarily due to higher short-term debt balances; and
•a $2.5 million increase due to lower debt AFUDC primarily driven by lower CWIP balances and short-term interest rates in 2025; partially offset by
•a $7.0 million decrease due to increases in carrying costs deferred to a regulatory asset in accordance with PISA due to Evergy Kansas Central electing into Kansas PISA beginning July 2024.
Evergy Kansas Central Income Tax Expense
Evergy Kansas Central's income tax expense increased $5.9 million year to date June 30, 2025, compared to the same period in 2024, primarily driven by:
•a $2.4 million increase due to lower recognition of amortization of excess deferred income taxes; and
•a $1.0 million increase due to lower recognition of wind income tax credits in 2025.

EVERGY METRO, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Metro is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Metro's comparative results of operations.

Year to Date June 30	2025	Change	2024
	(millions)
Operating revenues	$898.9	$4.0	$894.9
Fuel and purchased power	282.6	0.5	282.1
Operating and maintenance	149.1	13.6	135.5
Depreciation and amortization	204.0	1.6	202.4
Taxes other than income tax	71.2	(2.3)	73.5
Income from operations	192.0	(9.4)	201.4
Other income (expense), net	0.5	2.5	(2.0)
Interest expense	70.5	(5.5)	76.0
Income tax expense	16.3	0.2	16.1
Net income	$105.7	$(1.6)	$107.3

Evergy Metro Gross Margin (GAAP) and Utility Gross Margin (non-GAAP)
The following table summarizes Evergy Metro's gross margin (GAAP) and MWhs sold and reconciles Evergy Metro's gross margin (GAAP) to Evergy Metro's utility gross margin (non-GAAP). See "Executive Summary - Non-GAAP Measures" for additional information regarding gross margin (GAAP) and utility gross margin (non-GAAP).

	Revenues and Expenses			MWhs Sold
Year to Date June 30	2025	Change	2024	2025	Change	2024
Retail revenues	(millions)			(thousands)
Residential	$342.0	$1.1	$340.9	2,690	9	2,681
Commercial	359.4	3.2	356.2	3,622	19	3,603
Industrial	63.1	(1.6)	64.7	821	(36)	857
Other retail revenues	5.4	(0.1)	5.5	21	(3)	24
Total electric retail	769.9	2.6	767.3	7,154	(11)	7,165
Wholesale revenues	(10.4)	(42.2)	31.8	2,410	219	2,191
Transmission revenues	13.3	3.5	9.8	N/A	N/A	N/A
Other revenues	126.1	40.1	86.0	N/A	N/A	N/A
Operating revenues	898.9	4.0	894.9	9,564	208	9,356
Fuel and purchased power	(282.6)	(0.5)	(282.1)
Operating and maintenance (a)	(107.0)	(5.3)	(101.7)
Depreciation and amortization	(204.0)	(1.6)	(202.4)
Taxes other than income tax	(71.2)	2.3	(73.5)
Gross margin (GAAP)	234.1	(1.1)	235.2
Operating and maintenance (a)	107.0	5.3	101.7
Depreciation and amortization	204.0	1.6	202.4
Taxes other than income tax	71.2	(2.3)	73.5
Utility gross margin (non-GAAP)	$616.3	$3.5	$612.8
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $42.1 million and $33.8 million year to date June 30, 2025 and 2024, respectively.

Evergy Metro's gross margin (GAAP) decreased $1.1 million year to date June 30, 2025, compared to the same period in 2024, and Evergy Metro's utility gross margin (non-GAAP) increased $3.5 million year to date June 30, 2025, compared to the same period in 2024, both measures were driven by:
•a $3.5 million increase primarily due to higher retail sales driven by higher retail pricing, partially offset by unfavorable weather (cooling degree days decreased by 21%, partially offset by a 17% increase in heating degree days) and lower weather-normalized residential and industrial demand.
Additionally, the decrease in Evergy Metro's gross margin (GAAP) was also impacted by:
•a $1.6 million increase in depreciation and amortization; and
•a $5.3 million increase in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by a $4.3 million increase in operating and maintenance expense at fossil-fuel generating facilities, as further described below; partially offset by
•a $2.3 million decrease in taxes other than income tax.
Evergy Metro Operating and Maintenance
Evergy Metro's operating and maintenance expense increased $13.6 million year to date June 30, 2025, compared to the same period in 2024, primarily driven by:
•a $7.1 million increase in general and administrative labor and employee benefits expense; and

•a $4.3 million increase in plant operating and maintenance expense at fossil-fuel generating facilities primarily due to a major maintenance outage at Iatan Station in 2025.
Evergy Metro Other Income (Expense), Net
Evergy Metro's other expense, net year to date June 30, 2024, became other income, net year to date June 30, 2025, as a result of a $2.5 million increase in net other income items, primarily driven by a $2.0 million decrease in pension non-service costs.
Evergy Metro Interest Expense
Evergy Metro's interest expense decreased $5.5 million year to date June 30, 2025, compared to the same period in 2024, primarily driven by:
•a $6.3 million decrease due to increases in carrying costs deferred to a regulatory asset in accordance with PISA due to a higher outstanding balance of qualified PISA additions and Evergy Metro electing into Kansas PISA beginning July 2024; and
•a $5.8 million decrease in interest expense on short-term borrowings primarily due to lower weighted-average interest rates; partially offset by
•a $4.3 million increase due to issuances of long-term debt; and
•a $1.9 million increase due to lower debt AFUDC primarily driven by lower CWIP balances and lower short-term interest rates.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Kansas Central's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Metro's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities
The following table provides information regarding purchases by Evergy of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2025.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased(a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - 30	—	$—	—	—
May 1 - 31	451	69.25	—	—
June 1 - 30	—	—	—	—
Total	451	$69.25	—	—
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

Securities Trading Plans of Directors and Executive Officers
For the three months ended June 30, 2025, no director or officer has adopted, terminated or modified a Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangement required to be disclosed under Item 408(a) of Regulation S-K.

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

EVERGY, INC.

Dated:	August 6, 2025	By: /s/ W. Bryan Buckler
(W. Bryan Buckler)
(Executive Vice President and Chief Financial Officer)

EVERGY KANSAS CENTRAL, INC.

Dated:	August 6, 2025	By: /s/ W. Bryan Buckler
(W. Bryan Buckler)
(Executive Vice President and Chief Financial Officer)

EVERGY METRO, INC.

Dated:	August 6, 2025	By: /s/ W. Bryan Buckler
(W. Bryan Buckler)
(Executive Vice President and Chief Financial Officer)