Form 10-Q
period 2025-09-30
Evergy, Inc.; EVERGY METRO, INC.; EVERGY KANSAS CENTRAL, INC.
filed 2025-11-06
CIK 1711269, 54476, 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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

On October 31, 2025, Evergy, Inc. had 230,214,144 shares of common stock outstanding.  On October 31, 2025, Evergy Metro, Inc. and Evergy Kansas Central, Inc. each had one share of common stock outstanding and held by Evergy, Inc.

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
In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Evergy Companies are providing a number of risks, uncertainties and other factors that could cause actual results to differ from the forward-looking information. These risks, uncertainties and other factors include, but are not limited to: economic and weather conditions and any impact on sales, prices and costs; significant changes in the demand for electricity; changes in business strategy or operations, including with respect to the Evergy Companies' strategy to meet demand requirements of existing and future customers; the impact of federal, state and local political, legislative, judicial and regulatory actions or developments, including deregulation, re-regulation, securitization and restructuring of the electric utility industry; changes in U.S. trade policies (including tariffs and other trade measures) and responses from other countries; the ability to build or acquire generation, battery storage and transmission facilities to meet the future demand for electricity from customers; the ability to control costs, avoid costs and schedule overruns during the development, construction and operation of generation, battery storage, transmission, distribution or other projects due to challenges, which include, but are not limited to, changes in labor costs, availability and productivity, challenges with the management of contractors or vendors, subcontractor performance, shortages, delays, increased costs or inconsistent quality of equipment, materials and labor and increased financing costs as a result of changes in interest rates or as a result of project delays; decisions of regulators regarding, among other things, customer rates and the prudency of operational decisions such as capital expenditures and asset retirements; changes in applicable laws, regulations, rules, principles or practices, or the interpretations thereof, governing tax, accounting and environmental matters, including air and water quality and waste management and disposal; development, adoption and use of artificial intelligence by the Evergy Companies and its third-party vendors; the impact of climate change, including increased frequency and severity of significant weather events; risks relating to potential wildfires, including costs of litigation, potential regulatory penalties and damages in excess of insurance liability coverage; the extent to which counterparties are willing to do business with, finance the operations of or purchase energy from the Evergy Companies due to the fact that the Evergy Companies operate coal-fired generation; prices and availability of electricity and natural gas in wholesale markets; market perception of the energy industry and the Evergy Companies; the impact of future pandemic health events on, among other things, sales, results of operations, financial position, liquidity and cash flows, and also on operational issues, such as supply chain issues and the availability and ability of the Evergy Companies' employees and suppliers to perform the functions that are necessary to operate the Evergy Companies; changes in the energy trading markets in which the Evergy Companies participate, including retroactive repricing of transactions by regional transmission organizations (RTO) and independent system operators; financial market conditions and performance, disruptions in the banking industry, including volatility in interest rates and credit spreads and in availability and cost of capital and the effects on derivatives and hedges, nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of physical and cybersecurity breaches, criminal activity, terrorist attacks, acts of war and other disruptions to the Evergy Companies' facilities or information technology infrastructure or the facilities and infrastructure of third-party service providers on which the Evergy Companies rely; impact of geopolitical conflicts on the global energy market, including the ability to contract for non-Russian sourced uranium; ability to carry out marketing and sales plans; cost, availability, quality and timely provision of equipment, supplies, labor and fuel; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; the Evergy Companies' ability to manage their generation, transmission and distribution development plans and transmission joint ventures; the inherent risks associated with the ownership and operation of a nuclear facility, including environmental, health, safety, regulatory and financial risks; workforce risks, including those related to the Evergy Companies' ability to attract and retain qualified personnel, maintain satisfactory relationships with their labor unions and manage costs of, or changes in, wages, retirement, health care and other benefits; disruption, costs and uncertainties caused by or related to the actions of individuals or entities, such as activist shareholders or special interest groups, that seek to influence Evergy's strategic plan, financial results or operations; the impact of changing expectations and demands of the Evergy Companies' customers, regulators, investors and stakeholders, including differing views on environmental, social and governance concerns, which, among other things, could impact the trajectory of expected load growth; the possibility that strategic initiatives, including mergers, acquisitions, joint ventures and divestitures, and long-term financial plans, may not create the value that they are expected to achieve in a timely manner or at all; difficulties in maintaining relationships with customers, employees, contractors, regulators or suppliers; the outcome of litigation involving the Evergy Companies; and other risks and uncertainties.
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

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AEP	American Electric Power Company, Inc.
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income
AROs	Asset retirement obligations
ATM Program	At-the-Market Program
BSER	Best system of emission reduction
CAA	Clean Air Act
CCN	Certificate of Convenience and Necessity
CCRs	Coal combustion residuals
CCS	Carbon capture and sequestration
CO2	Carbon dioxide
COLI	Corporate-owned life insurance
CSAPR	Cross-State Air Pollution Rule
CWIP	Construction work in progress
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
Evergy	Evergy, Inc. and its consolidated subsidiaries
Evergy Board	Evergy Board of Directors
Evergy Companies	Evergy, Evergy Kansas Central, and Evergy Metro, collectively, which are individual registrants within the Evergy consolidated group
Evergy Kansas Central	Evergy Kansas Central, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Kansas South	Evergy Kansas South, Inc., a wholly-owned subsidiary of Evergy Kansas Central
Evergy Metro	Evergy Metro, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Missouri West	Evergy Missouri West, Inc., a wholly-owned subsidiary of Evergy
Evergy Transmission Company	Evergy Transmission Company, LLC
Exchange Act	The Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
HB	House Bill
IRP	Integrated Resource Plan
ITFIP	Interstate Transport Federal Implementation Plans
ITSIP	Interstate Transport State Implementation Plans
JEC	Jeffrey Energy Center
KCC	State Corporation Commission of the State of Kansas
KDHE	Kansas Department of Health & Environment
kV	Kilovolt

Abbreviation or Acronym	Definition
LLPS	Large Load Power Service
MDNR	Missouri Department of Natural Resources
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
OBBBA	One Big Beautiful Bill Act
OCI	Other comprehensive income
PISA	Plant-in-service accounting
Prairie Wind	Prairie Wind Transmission, LLC, 50% owned by Evergy Kansas Central
RSU	Restricted share unit
RTO	Regional transmission organization
SB	Senate Bill
SEC	Securities and Exchange Commission
SIP	State implementation plan
SPP	Southwest Power Pool, Inc.
TCR	Transmission congestion rights
TDC	Transmission delivery charge
TFR	Transmission formula rate
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by Evergy Transmission Company
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2025	2024
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$27.5	$22.0
Receivables, net of allowance for credit losses of $11.5 and $15.7, respectively	338.3	245.4
Accounts receivable pledged as collateral	425.0	401.0
Fuel inventory and supplies	817.0	867.4
Income taxes receivable	25.1	11.1
Regulatory assets, includes $16.5 and $15.9 related to variable interest entity, respectively	166.0	180.9
Prepaid expenses	65.0	66.1
Other	60.8	45.4
Total Current Assets	1,924.7	1,839.3
PROPERTY, PLANT AND EQUIPMENT, NET, includes $121.1 and $126.5 related to variable interest entity, respectively	25,698.6	24,930.9
OTHER ASSETS:
Regulatory assets, includes $282.1 and $294.5 related to variable interest entity, respectively	1,855.8	1,719.3
Nuclear decommissioning trust	991.8	879.8
Goodwill	2,336.6	2,336.6
Other	632.9	576.2
Total Other Assets	5,817.1	5,511.9
TOTAL ASSETS	$33,440.4	$32,282.1
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2025	2024
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt, includes $16.6 and $16.2 related to variable interest entity, respectively	$616.6	$651.7
Commercial paper	1,230.7	1,207.6
Collateralized note payable	425.0	401.0
Accounts payable	344.9	613.8
Accrued taxes	356.6	159.0
Accrued interest, includes $5.3 and $1.3 related to variable interest entity, respectively	179.7	136.4
Regulatory liabilities	178.0	173.8
Asset retirement obligations	31.9	28.7
Other	369.6	290.4
Total Current Liabilities	3,733.0	3,662.4
LONG-TERM LIABILITIES:
Long-term debt, net, includes $287.7 and $295.7 related to variable interest entity, respectively	12,446.3	11,809.2
Deferred income taxes	2,031.9	2,035.7
Unamortized investment tax credits	157.6	162.8
Regulatory liabilities	2,764.1	2,672.0
Pension and post-retirement liability	345.0	371.3
Asset retirement obligations	1,297.1	1,268.3
Other	332.9	311.2
Total Long-Term Liabilities	19,374.9	18,630.5
Commitments and Contingencies (Note 11)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value 230,199,858 and 229,983,615 shares issued, stated value	7,266.5	7,245.9
Retained earnings	3,042.5	2,732.9
Accumulated other comprehensive loss	(19.9)	(23.8)
Total Evergy, Inc. Shareholders' Equity	10,289.1	9,955.0
Noncontrolling Interests	43.4	34.2
Total Equity	10,332.5	9,989.2
TOTAL LIABILITIES AND EQUITY	$33,440.4	$32,282.1
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Year to Date September 30
	2025	2024	2025	2024
	(millions, except per share amounts)
OPERATING REVENUES	$1,809.9	$1,811.4	$4,621.4	$4,589.9
OPERATING EXPENSES:
Fuel and purchased power	393.1	433.7	1,078.8	1,169.1
SPP network transmission costs	110.7	99.7	322.0	272.4
Operating and maintenance	252.8	251.6	739.9	720.8
Depreciation and amortization	290.3	282.3	866.8	838.5
Taxes other than income tax	104.5	116.6	320.0	343.3
Total Operating Expenses	1,151.4	1,183.9	3,327.5	3,344.1
INCOME FROM OPERATIONS	658.5	627.5	1,293.9	1,245.8
OTHER INCOME (EXPENSE):
Investment earnings (loss)	1.7	(0.1)	(17.1)	7.8
Other income	4.8	12.9	31.5	31.2
Other expense	(10.9)	(9.8)	(29.2)	(30.7)
Total Other Income (Expense), Net	(4.4)	3.0	(14.8)	8.3
Interest expense	152.0	143.9	458.3	420.7
INCOME BEFORE INCOME TAXES	502.1	486.6	820.8	833.4
Income tax expense	26.0	20.0	45.6	34.7
Equity in earnings of equity method investees, net of income taxes	1.9	2.0	5.3	5.8
NET INCOME	478.0	468.6	780.5	804.5
Less: Net income attributable to noncontrolling interests	3.0	3.0	9.2	9.2
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$475.0	$465.6	$771.3	$795.3
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO EVERGY, INC. (see Note 1)
Basic earnings per common share	$2.06	$2.02	$3.35	$3.45
Diluted earnings per common share	$2.03	$2.02	$3.31	$3.45
AVERAGE COMMON SHARES OUTSTANDING
Basic	230.5	230.3	230.4	230.3
Diluted	234.1	230.6	233.0	230.5
COMPREHENSIVE INCOME
NET INCOME	$478.0	$468.6	$780.5	$804.5
Derivative hedging activity
Reclassification to expenses, net of tax	1.2	1.4	4.0	4.1
Derivative hedging activity, net of tax	1.2	1.4	4.0	4.1
Amortization of net gains included in net periodic benefit costs, net of tax	—	(0.1)	(0.1)	(0.1)
Change in unrecognized pension expense, net of tax	—	(0.1)	(0.1)	(0.1)
Total other comprehensive income	1.2	1.3	3.9	4.0
COMPREHENSIVE INCOME	479.2	469.9	784.4	808.5
Less: Comprehensive income attributable to noncontrolling interest	3.0	3.0	9.2	9.2
COMPREHENSIVE INCOME ATTRIBUTABLE TO EVERGY, INC.	$476.2	$466.9	$775.2	$799.3
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2025	2024
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$780.5	$804.5
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	866.8	838.5
Amortization of nuclear fuel	46.8	40.1
Amortization of deferred refueling outage	12.5	13.3
Amortization of corporate-owned life insurance	20.6	18.7
Stock compensation	16.6	11.5
Net deferred income taxes and credits	53.3	24.2
Allowance for equity funds used during construction	(10.1)	(13.4)
Payments for asset retirement obligations	(10.7)	(8.9)
Equity in earnings of equity method investees, net of income taxes	(5.3)	(5.8)
Income from corporate-owned life insurance	(8.3)	(18.0)
(Gains) losses from investments in early-stage clean energy and energy solution companies	29.0	—
Other	1.1	(0.4)
Changes in working capital items:
Accounts receivable	(96.1)	(94.3)
Accounts receivable pledged as collateral	(24.0)	(83.0)
Fuel inventory and supplies	50.7	(40.8)
Prepaid expenses and other current assets	18.2	146.1
Accounts payable	(184.4)	(124.0)
Accrued taxes	183.7	174.3
Other current liabilities	78.4	(69.7)
Changes in other assets	(10.9)	(0.2)
Changes in other liabilities	(97.2)	(24.6)
Cash Flows from Operating Activities	1,711.2	1,588.1
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,932.4)	(1,822.4)
Purchase of securities - trusts	(83.8)	(78.7)
Sale of securities - trusts	79.1	74.6
Investment in corporate-owned life insurance	(14.8)	(15.0)
Proceeds from investment in corporate-owned life insurance	53.7	54.0
Other investing activities	(3.8)	(2.8)
Cash Flows used in Investing Activities	(1,902.0)	(1,790.3)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	23.1	471.0
Collateralized short-term borrowings, net	24.0	83.0
Issuance of common stock	0.8	—
Proceeds from long-term debt	1,012.7	919.6
Retirements of long-term debt	(417.4)	(800.0)
Borrowings against cash surrender value of corporate-owned life insurance	47.2	50.1
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(43.8)	(36.6)
Proceeds from refundable advances for construction	27.0	—
Cash dividends paid	(455.7)	(443.2)
Other financing activities	(13.4)	(12.7)
Cash Flows from Financing Activities	204.5	231.2
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	13.7	29.0
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	29.9	27.7
End of period	$43.6	$56.7
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	AOCI	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2023	229,729,296	$7,234.9	$2,457.8	$(29.6)	$21.9	$9,685.0
Net income	—	—	122.7	—	3.1	125.8
Issuance of stock compensation and reinvested dividends, net of tax withholding	193,042	(4.0)	—	—	—	(4.0)
Dividends declared on common stock ($0.6425 per share)	—	—	(147.7)	—	—	(147.7)
Dividend equivalents declared	—	—	(0.4)	—	—	(0.4)
Stock compensation expense	—	3.9	—	—	—	3.9
Derivative hedging activity, net of tax	—	—	—	1.3	—	1.3
Other	—	0.2	—	—	—	0.2
Balance as of March 31, 2024	229,922,338	7,235.0	2,432.4	(28.3)	25.0	9,664.1
Net income	—	—	207.0	—	3.1	210.1
Issuance of stock compensation and reinvested dividends, net of tax withholding	32,186	(0.1)	—	—	—	(0.1)
Dividends declared on common stock ($0.6425 per share)	—	—	(147.7)	—	—	(147.7)
Dividend equivalents declared	—	—	(0.4)	—	—	(0.4)
Stock compensation expense	—	4.2	—	—	—	4.2
Derivative hedging activity, net of tax	—	—	—	1.4	—	1.4
Other	—	0.1	—	—	—	0.1
Balance as of June 30, 2024	229,954,524	7,239.2	2,491.3	(26.9)	28.1	9,731.7
Net income	—	—	465.6	—	3.0	468.6
Issuance of stock compensation and reinvested dividends, net of tax withholding	18,308	(0.4)	—	—	—	(0.4)
Dividends declared on common stock ($0.6425 per share)	—	—	(147.8)	—	—	(147.8)
Dividend equivalents declared		—	(0.8)	—	—	(0.8)
Stock compensation expense	—	3.4	—	—	—	3.4
Derivative hedging activity, net of tax	—	—	—	1.4	—	1.4
Change in unrecognized pension expense, net of tax	—	—	—	(0.1)	—	(0.1)
Other	—	0.2	—	—	—	0.2
Balance as of September 30, 2024	229,972,832	$7,242.4	$2,808.3	$(25.6)	$31.1	$10,056.2

EVERGY, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	AOCI	Non-controlling interests	Total equity
	(millions, except share amounts)

Balance as of December 31, 2024	229,983,615	$7,245.9	$2,732.9	$(23.8)	$34.2	$9,989.2
Net income	—	—	125.0	—	3.1	128.1
Issuance of stock compensation and reinvested dividends, net of tax withholding	101,120	(2.3)	—	—	—	(2.3)
Dividends declared on common stock ($0.6675 per share)	—	—	(153.6)	—	—	(153.6)
Dividend equivalents declared	—	—	0.3	—	—	0.3
Stock compensation expense	—	4.5	—	—	—	4.5
Derivative hedging activity, net of tax	—	—	—	1.4	—	1.4
Other	—	0.3	—	—	—	0.3
Balance as of March 31, 2025	230,084,735	7,248.4	2,704.6	(22.4)	37.3	9,967.9
Net income	—	—	171.3	—	3.1	174.4
Issuance of common stock, net of issuance costs	44,622	3.0	—	—	—	3.0
Issuance of stock compensation and reinvested dividends, net of tax withholding	21,912	—	—	—	—	—
Dividends declared on common stock ($0.6675 per share)	—	—	(153.6)	—	—	(153.6)
Dividend equivalents declared	—	—	(0.5)	—	—	(0.5)
Stock compensation expense	—	6.8	—	—	—	6.8
Derivative hedging activity, net of tax	—	—	—	1.4	—	1.4
Change in unrecognized pension expense, net of tax	—	—	—	(0.1)	—	(0.1)
Other	—	(0.1)	—	—	—	(0.1)
Balance as of June 30, 2025	230,151,269	7,258.1	2,721.8	(21.1)	40.4	9,999.2
Net income	—	—	475.0	—	3.0	478.0
Issuance of common stock, net of issuance costs	41,364	2.9	—	—	—	2.9
Issuance of stock compensation and reinvested dividends, net of tax withholding	7,225	(0.1)	—	—	—	(0.1)
Dividends declared on common stock ($0.6675 per share)		—	(153.6)	—	—	(153.6)
Dividend equivalents declared	—	—	(0.7)	—	—	(0.7)
Stock compensation expense	—	5.3	—	—	—	5.3
Derivative hedging activity, net of tax	—	—	—	1.2	—	1.2
Other	—	0.3	—	—	—	0.3
Balance as of September 30, 2025	230,199,858	$7,266.5	$3,042.5	$(19.9)	$43.4	$10,332.5
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2025	2024
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$6.7	$3.7
Receivables, net of allowance for credit losses of $5.0 and $7.8, respectively	190.9	133.1
Related party receivables	22.3	23.4
Accounts receivable pledged as collateral	215.0	215.0
Fuel inventory and supplies	429.0	472.5
Income taxes receivable	23.2	11.4
Regulatory assets	58.1	79.7
Prepaid expenses	32.8	30.2
Other	18.3	9.2
Total Current Assets	996.3	978.2
PROPERTY, PLANT AND EQUIPMENT, NET, includes $121.1 and $126.5 related to variable interest entity, respectively	13,259.3	12,880.1
OTHER ASSETS:
Regulatory assets	518.9	446.6
Nuclear decommissioning trust	456.1	407.9
Other	331.2	296.3
Total Other Assets	1,306.2	1,150.8
TOTAL ASSETS	$15,561.8	$15,009.1
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2025	2024
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$600.0	$250.0
Commercial paper	300.7	797.3
Collateralized note payable	215.0	215.0
Accounts payable	158.3	281.5
Related party payables	33.7	36.7
Accrued taxes	184.1	109.7
Accrued interest	74.0	79.2
Regulatory liabilities	90.0	76.6
Asset retirement obligations	16.9	16.5
Other	193.1	165.6
Total Current Liabilities	1,865.8	2,028.1
LONG-TERM LIABILITIES:
Long-term debt, net	4,580.0	4,333.5
Deferred income taxes	787.1	805.6
Unamortized investment tax credits	49.6	52.4
Regulatory liabilities	1,529.5	1,475.8
Pension and post-retirement liability	202.3	218.2
Asset retirement obligations	648.2	631.3
Other	171.1	179.3
Total Long-Term Liabilities	7,967.8	7,696.1
Commitments and Contingencies (Note 11)
EQUITY:
Evergy Kansas Central, Inc. Shareholder's Equity:
Common stock - 1,000 shares authorized, $0.01 par value, 1 share issued	2,737.6	2,737.6
Retained earnings	2,947.2	2,513.1
Total Evergy Kansas Central, Inc. Shareholder's Equity	5,684.8	5,250.7
Noncontrolling Interests	43.4	34.2
Total Equity	5,728.2	5,284.9
TOTAL LIABILITIES AND EQUITY	$15,561.8	$15,009.1
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30		Year to Date September 30
	2025	2024	2025	2024
	(millions)
OPERATING REVENUES	$886.0	$917.5	$2,328.6	$2,338.0
OPERATING EXPENSES:
Fuel and purchased power	162.9	183.1	406.9	445.7
SPP network transmission costs	110.7	99.7	322.0	272.4
Operating and maintenance	123.3	122.3	352.5	355.9
Depreciation and amortization	145.6	142.6	431.9	422.3
Taxes other than income tax	55.1	64.5	171.9	190.4
Total Operating Expenses	597.6	612.2	1,685.2	1,686.7
INCOME FROM OPERATIONS	288.4	305.3	643.4	651.3
OTHER INCOME (EXPENSE):
Investment earnings	1.3	1.7	6.6	3.0
Other income	3.1	9.8	15.6	25.5
Other expense	(4.9)	(5.2)	(13.7)	(14.7)
Total Other Income (Expense), Net	(0.5)	6.3	8.5	13.8
Interest expense	58.5	59.2	178.9	173.2
INCOME BEFORE INCOME TAXES	229.4	252.4	473.0	491.9
Income tax expense	11.4	8.0	22.3	13.0
Equity in earnings of equity method investees, net of income taxes	0.9	0.8	2.6	2.4
NET INCOME	218.9	245.2	453.3	481.3
Less: Net income attributable to noncontrolling interests	3.0	3.0	9.2	9.2
NET INCOME ATTRIBUTABLE TO EVERGY KANSAS CENTRAL, INC.	$215.9	$242.2	$444.1	$472.1
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2025	2024
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$453.3	$481.3
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	431.9	422.3
Amortization of nuclear fuel	23.2	19.9
Amortization of deferred refueling outage	6.3	6.6
Amortization of corporate-owned life insurance	20.6	18.7
Net deferred income taxes and credits	20.2	25.3
Allowance for equity funds used during construction	(7.2)	(9.7)
Payments for asset retirement obligations	(5.8)	(5.6)
Equity in earnings of equity method investees, net of income taxes	(2.6)	(2.4)
Income from corporate-owned life insurance	(8.3)	(18.0)
Other	(4.1)	(4.1)
Changes in working capital items:
Accounts receivable	(41.4)	(17.6)
Accounts receivable pledged as collateral	—	(49.0)
Fuel inventory and supplies	43.8	(37.3)
Prepaid expenses and other current assets	18.9	67.8
Accounts payable	(71.7)	(8.3)
Accrued taxes	62.6	36.1
Other current liabilities	(13.2)	(102.5)
Changes in other assets	(20.1)	(10.6)
Changes in other liabilities	(40.1)	(11.3)
Cash Flows from Operating Activities	866.3	801.6
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(968.5)	(962.1)
Purchase of securities - trusts	(12.7)	(11.6)
Sale of securities - trusts	11.4	8.2
Investment in corporate-owned life insurance	(14.2)	(15.0)
Proceeds from investment in corporate-owned life insurance	52.3	51.3
Net money pool lending	(12.3)	—
Other investing activities	(1.1)	0.6
Cash Flows used in Investing Activities	(945.1)	(928.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt, net	(496.6)	461.3
Collateralized short-term debt, net	—	49.0
Proceeds from long-term debt	593.4	—
Net money pool borrowings	—	(261.4)
Borrowings against cash surrender value of corporate-owned life insurance	44.2	47.0
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(42.5)	(34.0)
Cash dividends paid	(10.0)	(127.0)
Other financing activities	(6.7)	(5.1)
Cash Flows from Financing Activities	81.8	129.8
NET CHANGE IN CASH AND CASH EQUIVALENTS	3.0	2.8
CASH AND CASH EQUIVALENTS:
Beginning of period	3.7	9.2
End of period	$6.7	$12.0
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy Kansas Central, Inc. Shareholder
	Common stock shares	Common stock	Retained earnings	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2023	1	$2,737.6	$2,132.4	$21.9	$4,891.9
Net income	—	—	108.5	3.1	111.6
Balance as of March 31, 2024	1	2,737.6	2,240.9	25.0	5,003.5
Net income	—	—	121.4	3.1	124.5
Balance as of June 30, 2024	1	2,737.6	2,362.3	28.1	5,128.0
Net income	—	—	242.2	3.0	245.2
Dividends declared on common stock	—	—	(127.0)	—	(127.0)
Balance as of September 30, 2024	1	$2,737.6	$2,477.5	$31.1	$5,246.2

Balance as of December 31, 2024	1	$2,737.6	$2,513.1	$34.2	$5,284.9
Net income	—	—	107.8	3.1	110.9
Dividends declared on common stock	—	—	(10.0)	—	(10.0)
Balance as of March 31, 2025	1	2,737.6	2,610.9	37.3	5,385.8
Net income	—	—	120.4	3.1	123.5
Balance as of June 30, 2025	1	2,737.6	2,731.3	40.4	5,509.3
Net income	—	—	215.9	3.0	218.9
Balance as of September 30, 2025	1	$2,737.6	$2,947.2	$43.4	$5,728.2
The disclosures regarding Evergy Kansas Central included in the accompanying Unaudited Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2025	2024
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$6.4	$3.7
Receivables, net of allowance for credit losses of $4.7 and $5.8, respectively	94.5	58.1
Related party receivables	125.1	126.1
Accounts receivable pledged as collateral	160.0	136.0
Fuel inventory and supplies	278.2	283.8
Regulatory assets	28.3	42.7
Prepaid expenses	23.6	25.6
Other	25.8	25.5
Total Current Assets	741.9	701.5
PROPERTY, PLANT AND EQUIPMENT, NET	8,358.9	8,292.4
OTHER ASSETS:
Regulatory assets	510.7	429.4
Nuclear decommissioning trust	535.7	471.9
Other	125.0	81.5
Total Other Assets	1,171.4	982.8
TOTAL ASSETS	$10,272.2	$9,976.7
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2025	2024
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$350.0
Commercial paper	96.8	158.7
Collateralized note payable	160.0	136.0
Accounts payable	137.2	252.8
Related party payables	3.6	0.2
Accrued taxes	130.8	52.4
Accrued interest	51.4	32.1
Regulatory liabilities	48.8	38.5
Asset retirement obligations	14.3	11.8
Other	146.1	107.4
Total Current Liabilities	789.0	1,139.9
LONG-TERM LIABILITIES:
Long-term debt, net	3,271.2	2,873.4
Deferred income taxes	740.3	755.3
Unamortized investment tax credits	105.6	108.0
Regulatory liabilities	1,094.6	1,008.4
Pension and post-retirement liability	126.0	137.0
Asset retirement obligations	501.6	490.9
Other	95.4	87.6
Total Long-Term Liabilities	5,934.7	5,460.6
Commitments and Contingencies (Note 11)
EQUITY:
Common stock - 1,000 shares authorized, without par value, 1 share issued, stated value	1,563.1	1,563.1
Retained earnings	1,982.2	1,809.7
Accumulated other comprehensive income	3.2	3.4
Total Equity	3,548.5	3,376.2
TOTAL LIABILITIES AND EQUITY	$10,272.2	$9,976.7
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Year to Date September 30
	2025	2024	2025	2024
	(millions)
OPERATING REVENUES	$615.9	$608.3	$1,514.8	$1,503.2
OPERATING EXPENSES:
Fuel and purchased power	150.0	149.1	432.6	431.2
Operating and maintenance	75.2	74.8	224.3	210.3
Depreciation and amortization	100.6	100.8	304.6	303.2
Taxes other than income tax	35.4	38.4	106.6	111.9
Total Operating Expenses	361.2	363.1	1,068.1	1,056.6
INCOME FROM OPERATIONS	254.7	245.2	446.7	446.6
OTHER INCOME (EXPENSE):
Investment earnings	1.1	1.1	4.4	3.9
Other income	1.4	2.9	3.7	5.3
Other expense	(3.7)	(2.8)	(8.8)	(10.0)
Total Other Income (Expense), Net	(1.2)	1.2	(0.7)	(0.8)
Interest expense	34.6	36.0	105.1	112.0
INCOME BEFORE INCOME TAXES	218.9	210.4	340.9	333.8
Income tax expense	27.1	26.4	43.4	42.5
NET INCOME	$191.8	$184.0	$297.5	$291.3
COMPREHENSIVE INCOME
NET INCOME	$191.8	$184.0	$297.5	$291.3
OTHER COMPREHENSIVE INCOME:
Derivative hedging activity
Reclassification to expenses, net of tax	—	—	(0.2)	(0.2)
Derivative hedging activity, net of tax	—	—	(0.2)	(0.2)
Total other comprehensive loss	—	—	(0.2)	(0.2)
COMPREHENSIVE INCOME	$191.8	$184.0	$297.3	$291.1
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2025	2024
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$297.5	$291.3
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	304.6	303.2
Amortization of nuclear fuel	23.6	20.2
Amortization of deferred refueling outage	6.3	6.6
Net deferred income taxes and credits	23.9	6.2
Allowance for equity funds used during construction	(2.7)	(3.7)
Payments for asset retirement obligations	(4.8)	(3.0)
Other	(0.3)	(0.3)
Changes in working capital items:
Accounts receivable	(20.7)	(36.4)
Accounts receivable pledged as collateral	(24.0)	(34.0)
Fuel inventory and supplies	5.6	1.4
Prepaid expenses and other current assets	9.0	(4.3)
Accounts payable	(85.5)	(66.1)
Accrued taxes	78.4	98.1
Other current liabilities	69.5	10.8
Changes in other assets	(18.5)	(11.7)
Changes in other liabilities	(20.7)	11.9
Cash Flows from Operating Activities	641.2	590.2
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(522.3)	(488.0)
Purchase of securities - trusts	(71.1)	(67.1)
Sale of securities - trusts	67.7	66.4
Other investing activities	1.8	0.2
Cash Flows used in Investing Activities	(523.9)	(488.5)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(61.9)	(351.4)
Collateralized short-term debt, net	24.0	34.0
Proceeds from long-term debt	419.3	296.8
Retirements of long-term debt	(373.4)	—
Net money pool borrowing	3.6	—
Cash dividends paid	(125.0)	(76.0)
Other financing activities	(1.2)	(1.3)
Cash Flows used in Financing Activities	(114.6)	(97.9)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2.7	3.8
CASH AND CASH EQUIVALENTS:
Beginning of period	3.7	3.3
End of period	$6.4	$7.1
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC
Consolidated Statements of Changes in Equity
(Unaudited)

	Common stock shares	Common Stock	Retained earnings	AOCI - Net gains (losses) on cash flow hedges	Total equity
	(millions, except share amounts)
Balance as of December 31, 2023	1	$1,563.1	$1,626.2	$3.7	$3,193.0
Net income	—	—	32.7	—	32.7
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2024	1	1,563.1	1,658.9	3.6	3,225.6
Net income	—	—	74.6	—	74.6
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of June 30, 2024	1	1,563.1	1,733.5	3.5	3,300.1
Net income	—	—	184.0	—	184.0
Dividends declared on common stock	—	—	(76.0)	—	(76.0)
Balance as of September 30, 2024	1	$1,563.1	$1,841.5	$3.5	$3,408.1

Balance as of December 31, 2024	1	$1,563.1	$1,809.7	$3.4	$3,376.2
Net income	—	—	36.9	—	36.9
Dividends declared on common stock	—	—	(50.0)	—	(50.0)
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2025	1	1,563.1	1,796.6	3.3	3,363.0
Net income	—	—	68.8	—	68.8
Dividends declared on common stock	—	—	(35.0)	—	(35.0)
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of June 30, 2025	1	1,563.1	1,830.4	3.2	3,396.7
Net income	—	—	191.8	—	191.8
Dividends declared on common stock	—	—	(40.0)	—	(40.0)
Balance as of September 30, 2025	1	$1,563.1	$1,982.2	$3.2	$3,548.5
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
Principles of Consolidation
Each of Evergy's, Evergy Kansas Central's and Evergy Metro's unaudited consolidated financial statements includes the accounts of their subsidiaries and the variable interest entities (VIEs) of which Evergy and Evergy Kansas Central are the primary beneficiaries. Undivided interests in jointly-owned generation facilities are included on a proportionate basis.  Intercompany transactions have been eliminated. The Evergy Companies assess financial performance and allocate resources on a consolidated basis (i.e., operate in one segment).
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

	September 30 2025	December 31 2024
Evergy	(millions)
Current assets
Cash and cash equivalents	$27.5	$22.0
Other	14.4	6.2
Other assets
Other	1.7	1.7
Total cash, cash equivalents and restricted cash	$43.6	$29.9

Fuel Inventory and Supplies
The Evergy Companies record fuel inventory and supplies at average cost. The following table separately states the balances for fuel inventory and supplies.

	September 30 2025	December 31 2024
Evergy	(millions)
Fuel inventory	$205.5	$264.2
Supplies	611.5	603.2
Fuel inventory and supplies	$817.0	$867.4
Evergy Kansas Central
Fuel inventory	$106.3	$154.2
Supplies	322.7	318.3
Fuel inventory and supplies	$429.0	$472.5
Evergy Metro
Fuel inventory	$65.4	$71.9
Supplies	212.8	211.9
Fuel inventory and supplies	$278.2	$283.8

Property, Plant and Equipment
The following tables summarize the property, plant and equipment of Evergy, Evergy Kansas Central and Evergy Metro.

September 30, 2025	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$37,767.4	$18,703.3	$13,863.5
Electric plant acquisition adjustment	739.8	724.9	—
Accumulated depreciation	(14,782.2)	(7,194.4)	(6,035.3)
Plant in service, net	23,725.0	12,233.8	7,828.2
Construction work in progress	1,760.8	919.2	424.2
Nuclear fuel, net	212.8	106.3	106.5
Property, plant and equipment, net	$25,698.6	$13,259.3	$8,358.9

December 31, 2024	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$36,444.9	$17,914.9	$13,468.3
Electric plant acquisition adjustment	742.9	724.9	—
Accumulated depreciation	(14,165.5)	(6,914.4)	(5,752.6)
Plant in service, net	23,022.3	11,725.4	7,715.7
Construction work in progress	1,707.0	1,053.7	476.1
Nuclear fuel, net	200.9	100.3	100.6
Plant to be retired, net(a)	0.7	0.7	—
Property, plant and equipment, net	$24,930.9	$12,880.1	$8,292.4
(a) As of December 31, 2024, represents the planned retirement of Evergy Kansas Central analog meters prior to the end of their remaining useful lives.
Investments in Early-Stage Clean Energy and Energy Solution Companies
From time to time, Evergy has made limited non-regulated equity and debt investments in early-stage clean energy and energy solution companies. These investments are recorded in Other Assets - Long-Term on Evergy’s consolidated balance sheets and as of September 30, 2025, and December 31, 2024, the total value of these investments was $95.7 million and $121.4 million, respectively. These investments have historically not had a significant impact on Evergy’s results of operations.
Year to date September 30, 2025, Evergy recorded unrealized losses and impairment losses of $29.0 million, which are included in investment earnings (loss) on Evergy's consolidated statements of income and comprehensive income as a result of a decrease in the value of these investments.
Evergy has initiated a process to dispose of these investments and could experience additional losses or gains on these investments as a result of further changes in their value or upon their ultimate liquidation.

Other Income and Other Expense
The tables below show the detail of other income and other expense, respectively, for each of the Evergy Companies.

	Three Months Ended September 30		Year to Date September 30
Other Income	2025	2024	2025	2024
Evergy	(millions)
AFUDC equity	$4.2	$5.6	$10.1	$13.4
Corporate-owned life insurance policy benefit	—	7.2	7.8	15.6
Income from sale of commercial solar project	—	—	11.6	—
Other	0.6	0.1	2.0	2.2
Other income	$4.8	$12.9	$31.5	$31.2
Evergy Kansas Central
AFUDC equity	$2.8	$3.0	$7.2	$9.7
Corporate-owned life insurance policy benefit	—	6.4	7.5	14.8
Other	0.3	0.4	0.9	1.0
Other income	$3.1	$9.8	$15.6	$25.5
Evergy Metro
AFUDC equity	$1.2	$2.6	$2.7	$3.7
Other	0.2	0.3	1.0	1.6
Other income	$1.4	$2.9	$3.7	$5.3

	Three Months Ended September 30		Year to Date September 30
Other Expense	2025	2024	2025	2024
Evergy	(millions)
Non-service cost component of net benefit cost	$(3.3)	$(3.6)	$(8.3)	$(12.8)
Corporate-owned life insurance	(6.4)	(5.9)	(16.9)	(16.7)
Other	(1.2)	(0.3)	(4.0)	(1.2)
Other expense	$(10.9)	$(9.8)	$(29.2)	$(30.7)
Evergy Kansas Central
Non-service cost component of net benefit cost	$1.2	$0.5	$2.9	$1.6
Corporate-owned life insurance	(6.1)	(5.6)	(16.2)	(16.0)
Other	—	(0.1)	(0.4)	(0.3)
Other expense	$(4.9)	$(5.2)	$(13.7)	$(14.7)
Evergy Metro
Non-service cost component of net benefit cost	$(3.2)	$(2.5)	$(7.3)	$(8.6)
Corporate-owned life insurance	(0.3)	(0.3)	(0.7)	(0.7)
Other	(0.2)	—	(0.8)	(0.7)
Other expense	$(3.7)	$(2.8)	$(8.8)	$(10.0)
Earnings Per Share
To compute basic earnings per common share (EPS), Evergy divides net income attributable to Evergy, Inc. by the weighted average number of common shares outstanding. Diluted EPS includes the effect of issuable common shares resulting from restricted share units (RSUs), convertible notes, a warrant and forward sale agreements entered into through Evergy's at-the-market (ATM) equity offering program. Evergy computes the dilutive effects of potential issuances of common shares using the treasury stock method, the contingently issuable share method or the if-converted method, as applicable.

The following table reconciles Evergy's basic and diluted EPS.

	Three Months Ended September 30		Year to Date September 30
	2025	2024	2025	2024
Income	(millions, except per share amounts)
Net income	$478.0	$468.6	$780.5	$804.5
Less: net income attributable to noncontrolling interests	3.0	3.0	9.2	9.2
Net income attributable to Evergy, Inc.	$475.0	$465.6	$771.3	$795.3
Common Shares Outstanding
Weighted average number of common shares outstanding - basic	230.5	230.3	230.4	230.3
Add: effect of dilutive securities	3.6	0.3	2.6	0.2
Diluted average number of common shares outstanding	234.1	230.6	233.0	230.5
Basic EPS	$2.06	$2.02	$3.35	$3.45
Diluted EPS	$2.03	$2.02	$3.31	$3.45
The effect of dilutive securities for the three months ended and year to date September 30, 2025, included 3.0 million shares and 2.1 million shares, respectively, resulting from Evergy's convertible notes. There was no dilution resulting from Evergy's convertible notes for the three months ended and year to date September 30, 2024.
The table below summarizes the anti-dilutive securities excluded from the computation of diluted EPS.

	Three Months Ended September 30		Year to Date September 30
Anti-Dilutive Securities	2025	2024	2025	2024
	(shares in millions)
RSUs with performance measures	—	—	0.1	—

Supplemental Cash Flow Information

Evergy
Year to Date September 30	2025	2024
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$400.1	$361.6
Interest of VIEs	8.2	—
Income taxes, net of refunds	6.2	18.1
Right-of-use assets obtained in exchange for new operating lease liabilities	15.9	4.1
Right-of-use assets obtained in exchange for new finance lease liabilities	26.6	12.4
Non-cash investing transactions:
Property, plant and equipment additions	136.5	178.7
Non-cash financing transactions:
Issuance of common stock for reinvested dividends	5.2	—

Evergy Kansas Central
Year to Date September 30	2025	2024
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$176.6	$160.6
Income taxes, net of refunds	13.9	8.3
Right-of-use assets obtained in exchange for new operating lease liabilities	7.2	2.4
Right-of-use assets obtained in exchange for new finance lease liabilities	11.2	7.9
Non-cash investing transactions:
Property, plant and equipment additions	66.6	116.6

Evergy Metro
Year to Date September 30	2025	2024
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$95.4	$90.0
Income taxes, net of refunds	22.5	21.3
Right-of-use assets obtained in exchange for new operating lease liabilities	7.9	1.7
Right-of-use assets obtained in exchange for new finance lease liabilities	11.4	3.0
Non-cash investing transactions:
Property, plant and equipment additions	40.8	47.7
Dividends Declared
In October 2025, Evergy's Board of Directors (Evergy Board) declared a quarterly dividend of $0.6950 per share on Evergy's common stock. The common dividend is payable on December 19, 2025, to shareholders of record as of November 21, 2025.
In October 2025, Evergy Kansas Central's Board of Directors and Evergy Metro's Board of Directors each declared a cash dividend to Evergy of up to $50.0 million and $125.0 million, respectively, and payable on or before December 18, 2025.

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
Renewable Plant Investments
Evergy Kansas Central intends to construct and own an approximately 159 MW solar generation facility to be located in Kansas called Kansas Sky. Kansas Sky is expected to begin operations by summer of 2027 and construction is subject to the granting by the Kansas Corporation Commission (KCC) of predetermination with reasonably acceptable terms and other closing conditions. See "Applications for Predetermination" in Note 4 for additional information regarding Evergy Kansas Central's application for predetermination for its investment in this renewable generating plant.
In 2024, Evergy Missouri West entered into agreements to own two solar generation facilities currently under development. The first facility, to be called Sunflower Sky, is a solar generation facility to be located in Kansas with an expected generating capacity of approximately 65 MW. In September 2025, Evergy Missouri West acquired the Sunflower Sky solar facility assets from the developer and will complete construction of the facility. The second facility, to be called Foxtrot, is a solar generation facility to be located in Missouri with an expected generating capacity of approximately 100 MW. In November 2025, Evergy Missouri West acquired the Foxtrot solar facility assets from the developer and will complete construction of the facility. The solar generation facilities are expected to begin operations by summer of 2027. The agreements are subject to regulatory approvals and closing conditions, including the granting by the MPSC of a CCN with reasonably acceptable terms. See "Requests for Certificate of Convenience and Necessity" in Note 4 for information regarding Evergy Missouri West's application for a CCN for its investment in these renewable generating plants.

2. REVENUE
Evergy's, Evergy Kansas Central's and Evergy Metro's revenues disaggregated by customer class are summarized in the following tables.

Evergy
	Three Months Ended September 30		Year to Date September 30
	2025	2024	2025	2024
Revenues	(millions)
Residential	$733.9	$730.8	$1,735.7	$1,746.5
Commercial	598.8	615.2	1,502.9	1,533.7
Industrial	180.3	188.9	485.8	524.0
Other retail	12.7	10.9	33.5	33.0
Total electric retail	$1,525.7	$1,545.8	$3,757.9	$3,837.2
Wholesale	103.3	114.7	243.1	259.0
Transmission	128.9	123.1	391.2	360.9
Industrial steam and other	6.4	6.5	21.3	20.7
Total revenue from contracts with customers	$1,764.3	$1,790.1	$4,413.5	$4,477.8
Other	45.6	21.3	207.9	112.1
Operating revenues	$1,809.9	$1,811.4	$4,621.4	$4,589.9

Evergy Kansas Central
	Three Months Ended September 30		Year to Date September 30
	2025	2024	2025	2024
Revenues	(millions)
Residential	$311.2	$331.8	$743.3	$779.8
Commercial	242.5	261.0	618.9	652.9
Industrial	113.8	122.2	310.9	342.4
Other retail	6.5	6.8	18.1	18.9
Total electric retail	$674.0	$721.8	$1,691.2	$1,794.0
Wholesale	70.5	79.1	213.3	194.9
Transmission	119.9	115.8	362.7	340.1
Other	0.8	0.9	2.7	2.7
Total revenue from contracts with customers	$865.2	$917.6	$2,269.9	$2,331.7
Other	20.8	(0.1)	58.7	6.3
Operating revenues	$886.0	$917.5	$2,328.6	$2,338.0

Evergy Metro
	Three Months Ended September 30		Year to Date September 30
	2025	2024	2025	2024
Revenues	(millions)
Residential	$259.5	$252.0	$601.5	$592.9
Commercial	251.0	254.1	610.4	610.3
Industrial	39.5	39.1	102.6	103.8
Other retail	3.2	2.4	8.6	7.9
Total electric retail	$553.2	$547.6	$1,323.1	$1,314.9
Wholesale	31.2	33.0	20.8	64.8
Transmission	6.1	5.2	19.4	15.0
Other	1.2	1.3	3.7	3.8
Total revenue from contracts with customers	$591.7	$587.1	$1,367.0	$1,398.5
Other	24.2	21.2	147.8	104.7
Operating revenues	$615.9	$608.3	$1,514.8	$1,503.2
3. RECEIVABLES
The Evergy Companies' receivables are detailed in the following table.

	September 30	December 31
	2025	2024
Evergy	(millions)
Customer accounts receivable - billed	$21.6	$2.7
Customer accounts receivable - unbilled	179.7	108.4
Other receivables	148.5	150.0
Allowance for credit losses	(11.5)	(15.7)
Total	$338.3	$245.4
Evergy Kansas Central
Customer accounts receivable - unbilled	$64.7	$36.0
Other receivables	131.2	104.9
Allowance for credit losses	(5.0)	(7.8)
Total	$190.9	$133.1
Evergy Metro
Customer accounts receivable - unbilled	$67.5	$28.5
Other receivables	31.7	35.4
Allowance for credit losses	(4.7)	(5.8)
Total	$94.5	$58.1

The Evergy Companies' other receivables as of September 30, 2025, and December 31, 2024, consisted primarily of receivables from partners in jointly-owned electric utility plants, wholesale sales receivables and receivables related to alternative revenue programs. The Evergy Companies' other receivables also included receivables from contracts with customers as summarized in the following table.

	September 30	December 31
	2025	2024
	(millions)
Evergy	$99.0	$68.9
Evergy Kansas Central	90.2	65.3
Evergy Metro	7.3	2.6
The change in the Evergy Companies' allowance for credit losses is summarized in the following table.

	2025	2024
Evergy	(millions)
Beginning balance January 1	$15.7	$24.2
Credit loss expense	10.5	4.9
Write-offs	(23.4)	(24.1)
Recoveries of prior write-offs	8.7	8.9
Ending balance September 30	$11.5	$13.9
Evergy Kansas Central
Beginning balance January 1	$7.8	$11.6
Credit loss expense	4.9	2.2
Write-offs	(11.1)	(11.6)
Recoveries of prior write-offs	3.4	4.0
Ending balance September 30	$5.0	$6.2
Evergy Metro
Beginning balance January 1	$5.8	$7.9
Credit loss expense	3.7	2.5
Write-offs	(8.6)	(8.6)
Recoveries of prior write-offs	3.8	3.3
Ending balance September 30	$4.7	$5.1
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

	September 30	December 31
	2025	2024
	(millions)
Evergy	$425.0	$401.0
Evergy Kansas Central	215.0	215.0
Evergy Metro	160.0	136.0
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
In July 2025, Evergy Kansas Central, KCC staff and other intervenors reached a unanimous settlement agreement to settle all issues in the case. The unanimous settlement agreement provides for an increase to retail revenues of $128.0 million after rebasing property tax expense and not including costs recoverable through KCC-approved riders for Evergy Kansas Central. As part of the settlement agreement, Evergy Kansas Central agreed to participate in an earnings review surveillance report for each calendar year beginning 2025 through the time Evergy Kansas Central files its next general rate case and new base rates become effective as a result of that case. Under this mechanism, Evergy Kansas Central’s jurisdiction is required to refund customers 50% of annual earnings in excess of a 9.7% return on equity. In September 2025, the KCC approved the unanimous settlement agreement and new rates took effect in October 2025.
As of September 30, 2025, Evergy Kansas Central estimates its 2025 annual earnings will not result in a refund obligation under the earnings review mechanism. Evergy Kansas Central expects to file its 2025 earnings calculation with the KCC in March 2026. The final refund obligation for 2025, if any, will be decided by the KCC and could vary from the current estimate.
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
In July 2025, the KCC approved the unanimous partial settlement agreement for the Kansas Sky solar investment. After the investment is placed in service and prior to the effective date of rates that include the investment, Evergy Kansas Central will be permitted to defer to a regulatory asset and recover over the remaining life of the Kansas Sky solar investment depreciation expense, carrying costs and other costs incurred. Thereafter, Evergy Kansas Central’s investment in Kansas Sky will be recovered through a levelized revenue requirement for the first thirty years of the life of the generation site, after which the levelized revenue requirement will be reevaluated.
Evergy Kansas Central 2025 Transmission Delivery Charge (TDC)
In April 2025, the KCC issued an order adjusting Evergy Kansas Central's retail prices to include updated transmission costs as reflected in the Federal Energy Regulatory Commission (FERC) transmission formula rate (TFR). The new prices were effective in May 2025 and are expected to increase Evergy Kansas Central's annual retail revenues by $54.8 million when compared to 2024.
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
Evergy Kansas Central TFR Annual Update
Most recently, the updated TFR is expected to increase Evergy Kansas Central's annual transmission revenues by approximately $21.6 million, effective in January 2026.
Evergy Kansas Central TFR Formal Complaint
In February 2023, certain Evergy Kansas Central TFR customers submitted a formal complaint with FERC requesting the refund of over-collections related to the capital structure calculation in determining Evergy Kansas Central's Annual Transmission Revenue Requirement for the 2018 and 2019 rate years. As of September 30, 2025, and December 31, 2024, Evergy and Evergy Kansas Central had recorded a regulatory liability of $9.5 million and $7.1 million, respectively, related to the 2018 and 2019 rate year refund request. Evergy and Evergy Kansas Central are awaiting a response from FERC.
Evergy Metro TFR Annual Update
Most recently, the updated TFR is expected to decrease Evergy Metro's annual transmission revenues by approximately $2.4 million, effective in January 2026.
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

Evergy and its subsidiaries also provide certain post-retirement health care and life insurance benefits for substantially all retired employees of Evergy Kansas Central and Evergy Metro and their respective shares of Wolf Creek Generating Station's (Wolf Creek) post-retirement benefit plans.
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

	Pension Benefits			Post-Retirement Benefits
Three Months Ended September 30, 2025	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$11.3	$4.6	$6.7	$0.4	$0.2	$0.1
Interest cost	23.5	11.9	11.4	2.6	1.3	1.2
Expected return on plan assets	(22.0)	(10.7)	(11.3)	(2.8)	(1.4)	(1.3)
Prior service cost	0.5	0.5	—	0.1	0.1	—
Recognized net actuarial gain	(4.6)	(0.2)	(4.3)	(1.0)	(0.5)	(0.5)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	8.7	6.1	2.5	(0.7)	(0.3)	(0.5)
Regulatory adjustment	3.4	(2.4)	5.7	—	0.1	0.1
Intercompany allocations	—	(0.7)	0.1	—	(0.1)	—
Net periodic benefit costs (income)	$12.1	$3.0	$8.3	$(0.7)	$(0.3)	$(0.4)

	Pension Benefits			Post-Retirement Benefits
Year to Date September 30, 2025	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$33.9	$13.9	$20.0	$1.1	$0.7	$0.4
Interest cost	70.6	35.7	34.2	7.6	3.9	3.7
Expected return on plan assets	(66.0)	(32.2)	(33.8)	(8.2)	(4.2)	(4.0)
Prior service cost	1.4	1.5	—	0.3	0.2	(0.2)
Recognized net actuarial gain	(13.8)	(0.4)	(12.9)	(3.0)	(1.5)	(1.5)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	26.1	18.5	7.5	(2.2)	(0.9)	(1.6)
Regulatory adjustment	10.7	(6.9)	17.2	(0.4)	0.1	(0.2)
Intercompany allocations	—	(2.2)	0.4	—	(0.1)	0.4
Net periodic benefit costs (income)	$36.8	$9.4	$25.1	$(2.6)	$(0.9)	$(1.4)

	Pension Benefits			Post-Retirement Benefits
Three Months Ended September 30, 2024	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$11.6	$4.8	$6.8	$0.5	$0.3	$0.2
Interest cost	22.4	11.4	10.7	2.6	1.2	1.2
Expected return on plan assets	(21.7)	(10.8)	(10.9)	(2.9)	(1.4)	(1.4)
Prior service cost	0.5	0.5	—	—	—	(0.1)
Recognized net actuarial (gain) loss	(4.3)	0.2	(4.4)	(0.9)	(0.5)	(0.5)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	8.5	6.1	2.2	(0.7)	(0.4)	(0.6)
Regulatory adjustment	5.3	(1.8)	6.9	—	0.2	(0.1)
Intercompany allocations	—	(0.4)	(0.5)	—	(0.1)	0.1
Net periodic benefit costs (income)	$13.8	$3.9	$8.6	$(0.7)	$(0.3)	$(0.6)

	Pension Benefits			Post-Retirement Benefits
Year to Date September 30, 2024	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Components of net periodic benefit costs	(millions)
Service cost	$34.6	$14.3	$20.3	$1.3	$0.7	$0.6
Interest cost	67.2	34.2	32.2	7.6	3.8	3.7
Expected return on plan assets	(65.1)	(32.3)	(32.8)	(8.6)	(4.4)	(4.1)
Prior service cost	1.5	1.5	—	—	—	(0.3)
Recognized net actuarial (gain) loss	(13.0)	0.6	(13.1)	(2.9)	(1.5)	(1.4)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	25.2	18.3	6.6	(2.6)	(1.4)	(1.5)
Regulatory adjustment	17.9	(5.0)	22.4	—	0.6	(0.3)
Intercompany allocations	—	(1.4)	(1.6)	—	(0.1)	0.4
Net periodic benefit costs (income)	$43.1	$11.9	$27.4	$(2.6)	$(0.9)	$(1.4)
The components of net periodic benefit costs other than the service cost component are included in other expense on the Evergy Companies' consolidated statements of income and comprehensive income.
Year to date September 30, 2025, Evergy, Evergy Kansas Central and Evergy Metro made cash pension contributions of $61.7 million, $31.7 million and $30.0 million, respectively. Evergy expects to make additional cash pension contributions of $4.3 million, paid by Evergy Metro, in 2025 to satisfy the Employee Retirement Income Security Act of 1974, as amended, funding requirements and KCC and MPSC rate orders.
Year to date September 30, 2025, Evergy, Evergy Kansas Central and Evergy Metro made post-retirement benefit contributions of $0.3 million, $0.2 million and $0.1 million, respectively. Evergy, Evergy Kansas Central and Evergy Metro expect to make additional contributions in 2025 of $0.2 million, $0.1 million and $0.1 million, respectively, to the post-retirement benefit plans.
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

A default by any borrower under the facility or one of its significant subsidiaries on other indebtedness totaling more than $100.0 million constitutes a default by that borrower under the facility. Under the terms of this facility, each of Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West is required to maintain a total indebtedness to total capitalization ratio, as defined in the facility, of not greater than 0.65 to 1.00. As of September 30, 2025, Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West were in compliance with this covenant.
The following table summarizes the committed credit facilities (excluding receivable sale facilities discussed in Note 3) available to the Evergy Companies as of September 30, 2025, and December 31, 2024.

		Amounts Drawn
	Master Credit Facility	Commercial Paper	Letters of Credit	Cash Borrowings	Available Borrowings Capacity	Weighted Average Interest Rate on Short-Term Borrowings
September 30, 2025	(millions)
Evergy, Inc.	$700.0	$445.1	$0.7	$—	$254.2	4.28%
Evergy Kansas Central	800.0	300.7	4.0	—	495.3	4.25%
Evergy Metro	500.0	96.8	1.1	—	402.1	4.25%
Evergy Missouri West	500.0	388.1	—	—	111.9	4.45%
Evergy	$2,500.0	$1,230.7	$5.8	$—	$1,263.5

December 31, 2024
Evergy, Inc.	$300.0	$75.4	$0.7	$—	$223.9	4.70%
Evergy Kansas Central	1,100.0	797.3	1.0	—	301.7	4.74%
Evergy Metro	600.0	158.7	1.0	—	440.3	4.64%
Evergy Missouri West	500.0	176.2	—	—	323.8	4.71%
Evergy	$2,500.0	$1,207.6	$2.7	$—	$1,289.7
8. LONG-TERM DEBT
Mortgage Bonds
In March 2025, Evergy Kansas Central issued, at a discount, $300.0 million of 5.25% First Mortgage Bonds, maturing in 2035. Proceeds were used to pay down commercial paper and for general corporate purposes.
In August 2025, Evergy Metro issued, at a discount, $400.0 million of 5.125% Mortgage Bonds, maturing in 2035. Proceeds were used to repay its 3.65% Senior Notes at maturity and for general corporate purposes.
Notes and Senior Notes
In March 2025, Evergy Kansas Central issued, at a discount, $300.0 million of 4.70% Notes, maturing in 2028. Proceeds were used to pay down commercial paper and for general corporate purposes.
In August 2025, Evergy Metro repaid its $350.0 million of 3.65% Senior Notes at maturity.
In August 2025, Evergy Missouri West repaid its $36.0 million of 3.49% Senior Notes at maturity.
Pollution Control Bonds
In July 2025, Evergy Metro remarketed its unsecured Series 2008 Environmental Improvement Revenue Refunding (EIRR) bonds maturing in 2038 totaling $23.4 million at a fixed rate of 4.05% through June 2030.

9. DERIVATIVE INSTRUMENTS
Commodity Price Risk
The Evergy Companies engage in the wholesale and retail sale of electricity as part of their regulated electric operations. These activities expose the Evergy Companies to market risks associated with the price of electricity, natural gas and other energy-related products. Management has established risk management policies and strategies to reduce the potentially adverse effects that the volatility of the markets may have on the Evergy Companies' operating results. The Evergy Companies' commodity risk management activities, which are subject to the management, direction and control of an internal risk management committee, utilize derivative instruments to reduce the effects of fluctuations in wholesale sales and fuel and purchased power expense caused by commodity price volatility.
Interest Rate Risk
The Evergy Companies are also exposed to market risks arising from changes in interest rates and may use derivative instruments to manage these risks. The Evergy Companies' interest rate risk management activities have included using derivative instruments to hedge against future interest rate fluctuations on anticipated debt issuances. From time to time, this may include entering into interest rate swap agreements to mitigate exposure to interest rate fluctuations associated with forecasted debt transactions.
Trading
The Evergy Companies also engage in non-regulated energy marketing activity for trading purposes, primarily at Evergy Kansas Central, which focuses on seizing market opportunities to create value driven by expected changes in the market prices of commodities, primarily electricity and natural gas.
Accounting for Derivative Instruments
The Evergy Companies consider various qualitative factors, such as contract and marketplace attributes, in designating derivative instruments at inception. The Evergy Companies may elect the normal purchases and normal sales (NPNS) exception, which requires the effects of the derivative to be recorded when the underlying contract settles under accrual accounting. The Evergy Companies account for derivative instruments that are not designated as NPNS as (i) economic hedges or trading contracts (non-hedging derivatives) or (ii) cash flow hedges, which are recorded as assets or liabilities on the consolidated balance sheets at fair value. See Note 10 for additional information on the Evergy Companies' methods for assessing the fair value of derivative instruments.
Changes in the fair value of derivative instruments designated as economic hedges (non-hedging derivatives) that are related to the Evergy Companies' regulated operations are deferred to a regulatory asset or regulatory liability when determined to be probable of future recovery or refund from/to customers. Recovery of the actual costs incurred by regulated activities will not impact earnings but will impact cash flows due to the timing of the recovery mechanism.
Changes in the fair value of derivative instruments designated as trading contracts (non-hedging derivatives) are recorded in operating revenues on the Evergy Companies' statements of income and comprehensive income.
Changes in the fair value of interest rate swaps designated as cash flow hedges are initially recorded in Other Comprehensive Income (OCI). These amounts are subsequently reclassified into earnings as an adjustment to interest expense over the same period that the hedged interest payments affect earnings. The Evergy Companies classify cash flows from derivative instruments accounted for as a cash flow hedge in the same category as the cash flows from the items being hedged.
The Evergy Companies offset fair value amounts recognized for derivative instruments under master netting arrangements, which include rights to reclaim cash collateral (a receivable), or the obligation to return cash collateral (a payable).

The gross notional contract amount by commodity type for non-hedging derivative instruments is summarized in the following table.

		September 30	December 31
Non-hedging derivatives	Notional volume unit of measure	2025	2024
Evergy		(millions)
Commodity contracts
Power	MWhs	78.7	51.3
Natural gas	MMBtu	68.9	598.7
Evergy Kansas Central
Commodity contracts
Power	MWhs	45.2	31.3
Natural gas	MMBtu	68.9	598.7
Evergy Metro
Commodity contracts
Power	MWhs	25.0	15.3
The fair values of Evergy's open non-hedging derivative positions and balance sheet classifications are summarized in the following tables. The fair values below are gross values before netting agreements and netting of cash collateral.

		September 30	December 31
Evergy		2025	2024
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$28.6	$24.6
	Other assets - long-term	33.8	43.8
Natural gas	Other assets - current	4.6	16.9
	Other assets - long-term	0.4	2.1
Total derivative assets		$67.4	$87.4
Commodity contracts
Power	Other liabilities - current	$14.5	$14.2
	Other liabilities - long-term	35.1	41.5
Natural gas	Other liabilities - current	4.7	17.9
	Other liabilities - long-term	0.4	2.1
Total derivative liabilities		$54.7	$75.7

		September 30	December 31
Evergy Kansas Central		2025	2024
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$20.7	$11.3
	Other assets - long-term	33.8	43.8
Natural gas	Other assets - current	4.6	16.9
	Other assets - long-term	0.4	2.1
Total derivative assets		$59.5	$74.1
Commodity contracts
Power	Other liabilities - current	$12.5	$11.5
	Other liabilities - long-term	35.1	41.5
Natural gas	Other liabilities - current	4.7	17.9
	Other liabilities - long-term	0.4	2.1
Total derivative liabilities		$52.7	$73.0

		September 30	December 31
Evergy Metro		2025	2024
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$5.3	$10.1
Total derivative assets		$5.3	$10.1
Commodity contracts
Power	Other liabilities - current	$1.4	$2.0
Total derivative liabilities		$1.4	$2.0

The following tables present the line items on the Evergy Companies' consolidated balance sheets where non-hedging derivative assets and liabilities are reported. The gross amounts offset in the tables below show the effect of master netting arrangements and include collateral posted to offset the net position.

September 30, 2025	Evergy	Evergy Kansas Central	Evergy Metro
Non-hedging derivatives	(millions)
Derivative Assets
Current
Gross amounts recognized	$33.2	$25.3	$5.3
Gross amounts offset	(13.2)	(11.2)	(1.4)
Net amounts presented in other assets - current	$20.0	$14.1	$3.9
Long-Term
Gross amounts recognized	$34.2	$34.2	$—
Gross amounts offset	(7.5)	(7.5)	—
Net amounts presented in other assets - long-term	$26.7	$26.7	$—
Derivative Liabilities
Current
Gross amounts recognized	$19.2	$17.2	$1.4
Gross amounts offset	(12.3)	(10.3)	(1.4)
Net amounts presented in other liabilities - current	$6.9	$6.9	$—
Long-Term
Gross amounts recognized	$35.5	$35.5	$—
Gross amounts offset	(4.1)	(4.1)	—
Net amounts presented in other liabilities - long-term	$31.4	$31.4	$—

December 31, 2024	Evergy	Evergy Kansas Central	Evergy Metro
Non-hedging derivatives	(millions)
Derivative Assets
Current
Gross amounts recognized	$41.5	$28.2	$10.1
Gross amounts offset	(28.4)	(25.7)	(2.0)
Net amounts presented in other assets - current	$13.1	$2.5	$8.1
Long-Term
Gross amounts recognized	$45.9	$45.9	$—
Gross amounts offset	(12.0)	(12.0)	—
Net amounts presented in other assets - long-term	$33.9	$33.9	$—
Derivative Liabilities
Current
Gross amounts recognized	$32.1	$29.4	$2.0
Gross amounts offset	(26.1)	(23.4)	(2.0)
Net amounts presented in other liabilities - current	$6.0	$6.0	$—
Long-Term
Gross amounts recognized	$43.6	$43.6	$—
Gross amounts offset	(3.8)	(3.8)	—
Net amounts presented in other liabilities - long-term	$39.8	$39.8	$—

The following table summarizes the amounts of gain (loss) recognized in income for the change in fair value of derivatives not designated as hedging instruments for the Evergy Companies.

		Three Months Ended September 30		Year to Date September 30
Non-hedging derivatives - Location of gain (loss)	Contract type	2025	2024	2025	2024
Evergy		(millions)
Operating revenues	Commodity	$14.0	$(10.8)	$29.8	$(20.7)
Total		$14.0	$(10.8)	$29.8	$(20.7)
Evergy Kansas Central
Operating revenues	Commodity	$14.0	$(10.8)	$29.8	$(20.7)
Total		$14.0	$(10.8)	$29.8	$(20.7)
The following table summarizes the gross notional contract amount by type for hedging derivative instruments.

Hedging derivatives - Cash flow hedge	Notional volume unit of measure	September 30	December 31
		2025	2024
Evergy		(millions)
Interest rate swaps	USD	$75.0	$—
The fair value of Evergy's open hedging derivative positions and balance sheet classifications are summarized in the following table. The fair values represent both the gross and net impact of netting agreements and the netting of cash collateral.

Hedging derivatives - Cash flow hedge	Balance sheet location	September 30	December 31
		2025	2024
Interest rate swaps		(millions)
	Other assets - long-term	$0.2	$—
Total derivative assets		$0.2	$—
Interest rate swaps
	Other liabilities - long-term	$0.2	$—
Total derivative liabilities		$0.2	$—
Credit risk of the Evergy Companies' derivative instruments relates to the potential adverse financial impact resulting from non-performance by a counterparty of its contractual obligations. The Evergy Companies maintain credit policies and employ credit risk mitigation, such as collateral requirements or letters of credit, when necessary to minimize their overall credit risk and monitor exposure. Substantially all of the Evergy Companies' counterparty credit risk associated with derivative instruments relates to Evergy Kansas Central's non-regulated energy marketing activities. As of September 30, 2025, if counterparty groups completely failed to perform on contracts, Evergy's and Evergy Kansas Central's maximum exposure related to derivative assets was $33.1 million. As of September 30, 2025, the potential loss after the consideration of applicable master netting arrangements and collateral received for Evergy and Evergy Kansas Central was $25.2 million.
Certain of the Evergy Companies' derivative instruments contain collateral provisions that are tied to the Evergy Companies' credit ratings and may require the posting of collateral for various reasons, including if the Evergy Companies' credit ratings were to fall below investment grade. Substantially all of these derivative instruments relate to Evergy Kansas Central's non-regulated energy marketing activities. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of September 30, 2025, was $36.5 million for which Evergy and Evergy Kansas Central have posted $2.5 million collateral in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered as of September 30, 2025, Evergy and Evergy Kansas Central could be required to post an additional $32.6 million of collateral to their counterparties.

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

	September 30, 2025		December 31, 2024
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt(a)	(millions)
Evergy(b)	$13,062.9	$12,739.2	$12,460.9	$11,535.0
Evergy Kansas Central	5,180.0	4,785.7	4,583.5	4,031.7
Evergy Metro	3,271.2	3,124.9	3,223.4	2,966.3
(a) Includes current maturities.
(b) Book value as of September 30, 2025, and December 31, 2024, includes $77.5 million and $81.7 million, respectively, of fair value adjustments recorded in connection with purchase accounting for the merger that created Evergy, which are not part of future principal payments and will amortize over the remaining life of the associated debt instrument.

Recurring Fair Value Measurements
The following tables include balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	September 30, 2025	Netting	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$161.6	$—	$153.3	$—	$—	$8.3
International equity funds	100.9	—	100.9	—	—	—
Core bond fund	68.4	—	68.4	—	—	—
High-yield bond fund	35.1	—	35.1	—	—	—
Emerging markets bond fund	23.0	—	23.0	—	—	—
Alternative investments fund	49.8	—	—	—	—	49.8
Real estate securities fund	16.8	—	—	—	—	16.8
Cash equivalents	0.5	—	0.5	—	—	—
Total nuclear decommissioning trust	456.1	—	381.2	—	—	74.9
Rabbi trust
Fixed income funds	0.2	—	0.2	—	—	—
Equity funds	13.6	—	13.6	—	—	—
Combination debt/equity/other fund	7.9	—	7.9	—	—	—
Cash equivalents	1.8	—	1.8	—	—	—
Total rabbi trust	23.5	—	23.5	—	—	—
Derivative instruments - commodity contracts(b)
Power	39.6	(14.9)	15.3	33.1	6.1	—
Natural gas	1.2	(3.8)	5.0	—	—	—
Total derivative assets	40.8	(18.7)	20.3	33.1	6.1	—
Total assets	520.4	(18.7)	425.0	33.1	6.1	74.9
Liabilities
Derivative instruments - commodity contracts(b)
Power	37.0	(10.6)	7.6	38.1	1.9	—
Natural gas	1.3	(3.8)	5.1	—	—	—
Total derivative liabilities	38.3	(14.4)	12.7	38.1	1.9	—
Total liabilities	$38.3	$(14.4)	$12.7	$38.1	$1.9	$—
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$424.2	$—	$424.2	$—	$—	$—
Debt securities
U.S. Treasury	56.4	—	56.4	—	—	—
U.S. Agency	0.1	—	—	0.1	—	—
State and local obligations	2.1	—	—	2.1	—	—
Corporate bonds	50.2	—	—	50.2	—	—
Cash equivalents	2.7	—	2.7	—	—	—
Total nuclear decommissioning trust	535.7	—	483.3	52.4	—	—
Self-insured health plan trust(c)
Equity securities	2.7	—	2.7	—	—	—
Debt securities	15.4	—	3.7	11.7	—	—
Cash and cash equivalents	2.0	—	2.0	—	—	—
Total self-insured health plan trust	20.1	—	8.4	11.7	—	—
Derivative instruments - commodity contracts(b)
Power	3.9	(1.4)	—	—	5.3	—
Total derivative assets	3.9	(1.4)	—	—	5.3	—
Total assets	559.7	(1.4)	491.7	64.1	5.3	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(1.4)	—	—	1.4	—
Total derivative liabilities	—	(1.4)	—	—	1.4	—
Total liabilities	$—	$(1.4)	$—	$—	$1.4	$—

Description	September 30, 2025	Netting	Level 1	Level 2	Level 3	NAV
Other Evergy	(millions)
Assets
Rabbi trusts
Core bond fund	$7.9	$—	$7.9	$—	$—	$—
Total rabbi trusts	7.9	—	7.9	—	—	—
Derivative instruments - commodity contracts(b)
Power	2.0	(0.6)	—	—	2.6	—
Derivative instruments - interest rate swaps(b)	0.2	—	—	0.2	—	—
Total derivative assets	2.2	(0.6)	—	0.2	2.6	—
Total assets	10.1	(0.6)	7.9	0.2	2.6	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(0.6)	—	—	0.6	—
Derivative instruments - interest rate swaps(b)	0.2	—	—	0.2	—	—
Total derivative liabilities	0.2	(0.6)	—	0.2	0.6	—
Total liabilities	$0.2	$(0.6)	$—	$0.2	$0.6	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$991.8	$—	$864.5	$52.4	$—	$74.9
Rabbi trusts	31.4	—	31.4	—	—	—
Self-insured health plan trust(c)	20.1	—	8.4	11.7	—	—
Derivative instruments - commodity contracts(b)
Power	45.5	(16.9)	15.3	33.1	14.0	—
Natural gas	1.2	(3.8)	5.0	—	—	—
Derivative instruments - interest rate swaps(b)	0.2	—	—	0.2	—	—
Total derivative assets	46.9	(20.7)	20.3	33.3	14.0	—
Total assets	1,090.2	(20.7)	924.6	97.4	14.0	74.9
Liabilities
Derivative instruments - commodity contracts(b)
Power	37.0	(12.6)	7.6	38.1	3.9	—
Natural gas	1.3	(3.8)	5.1	—	—	—
Derivative instruments - interest rate swaps(b)	0.2	—	—	0.2	—	—
Total derivative liabilities	38.5	(16.4)	12.7	38.3	3.9	—
Total liabilities	$38.5	$(16.4)	$12.7	$38.3	$3.9	$—

Description	December 31, 2024	Netting	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$142.9	$—	$134.0	$—	$—	$8.9
International equity funds	81.6	—	81.6	—	—	—
Core bond fund	66.7	—	66.7	—	—	—
High-yield bond fund	33.7	—	33.7	—	—	—
Emerging markets bond fund	20.6	—	20.6	—	—	—
Alternative investments fund	45.6	—	—	—	—	45.6
Real estate securities fund	16.3	—	—	—	—	16.3
Cash equivalents	0.5	—	0.5	—	—	—
Total nuclear decommissioning trust	407.9	—	337.1	—	—	70.8
Rabbi trust
Fixed income funds	14.6	—	14.6	—	—	—
Equity funds	6.9	—	6.9	—	—	—
Combination debt/equity/other fund	1.7	—	1.7	—	—	—
Cash equivalents	0.2	—	0.2	—	—	—
Total rabbi trust	23.4	—	23.4	—	—	—
Derivative instruments - commodity contracts(b)
Power	35.1	(20.0)	11.7	40.5	2.9	—
Natural gas	1.3	(17.7)	18.9	0.1	—	—
Total derivative assets	36.4	(37.7)	30.6	40.6	2.9	—
Total assets	467.7	(37.7)	391.1	40.6	2.9	70.8
Liabilities
Derivative instruments - commodity contracts(b)
Power	43.5	(9.5)	4.5	44.2	4.3	—
Natural gas	2.3	(17.7)	19.9	0.1	—	—
Total derivative liabilities	45.8	(27.2)	24.4	44.3	4.3	—
Total liabilities	$45.8	$(27.2)	$24.4	$44.3	$4.3	$—
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$368.8	$—	$368.8	$—	$—	$—
Debt securities
U.S. Treasury	55.3	—	55.3	—	—	—
State and local obligations	2.1	—	—	2.1	—	—
Corporate bonds	42.7	—	—	42.7	—	—
Cash equivalents	3.0	—	3.0	—	—	—
Total nuclear decommissioning trust	471.9	—	427.1	44.8	—	—
Self-insured health plan trust(c)
Equity securities	2.3	—	2.3	—	—	—
Debt securities	14.3	—	3.2	11.1	—	—
Cash and cash equivalents	2.3	—	2.3	—	—	—
Total self-insured health plan trust	18.9	—	7.8	11.1	—	—
Derivative instruments - commodity contracts(b)
Power	8.1	(2.0)	—	—	10.1	—
Total derivative assets	8.1	(2.0)	—	—	10.1	—
Total assets	498.9	(2.0)	434.9	55.9	10.1	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(2.0)	—	—	2.0	—
Total derivative liabilities	—	(2.0)	—	—	2.0	—
Total liabilities	$—	$(2.0)	$—	$—	$2.0	$—

Description	December 31, 2024	Netting	Level 1	Level 2	Level 3	NAV
Other Evergy	(millions)
Assets
Rabbi trusts
Core bond fund	$8.0	$—	$8.0	$—	$—	$—
Total rabbi trusts	8.0	—	8.0	—	—	—
Derivative instruments - commodity contracts(b)
Power	2.5	(0.7)	—	—	3.2	—
Total derivative assets	2.5	(0.7)	—	—	3.2	—
Total assets	10.5	(0.7)	8.0	—	3.2	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(0.7)	—	—	0.7	—
Total derivative liabilities	—	(0.7)	—	—	0.7	—
Total liabilities	$—	$(0.7)	$—	$—	$0.7	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$879.8	$—	$764.2	$44.8	$—	$70.8
Rabbi trusts	31.4	—	31.4	—	—	—
Self-insured health plan trust(c)	18.9	—	7.8	11.1	—	—
Derivative instruments - commodity contracts(b)
Power	45.7	(22.7)	11.7	40.5	16.2	—
Natural gas	1.3	(17.7)	18.9	0.1	—	—
Total derivative assets	47.0	(40.4)	30.6	40.6	16.2	—
Total assets	977.1	(40.4)	834.0	96.5	16.2	70.8
Liabilities
Derivative instruments - commodity contracts(b)
Power	43.5	(12.2)	4.5	44.2	7.0	—
Natural gas	2.3	(17.7)	19.9	0.1	—	—
Total derivative liabilities	45.8	(29.9)	24.4	44.3	7.0	—
Total liabilities	$45.8	$(29.9)	$24.4	$44.3	$7.0	$—
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

	September 30, 2025		December 31, 2024		September 30, 2025
	Fair	Unfunded	Fair	Unfunded	Redemption	Length of
	Value	Commitments	Value	Commitments	Frequency	Settlement
Evergy Kansas Central	(millions)
Nuclear decommissioning trust:
Domestic equity funds	$8.3	$1.3	$8.9	$1.3	(a)	(a)
Alternative investments fund(b)	49.8	—	45.6	—	Quarterly	65 days
Real estate securities fund(b)	16.8	—	16.3	—	Quarterly	65 days
Total Evergy investments at NAV	$74.9	$1.3	$70.8	$1.3
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
The following table summarizes the net unrealized gains (losses) for the Evergy Companies' nuclear decommissioning trusts and rabbi trusts.

	Three Months Ended September 30		Year to Date September 30
	2025	2024	2025	2024
Evergy	(millions)
Nuclear decommissioning trust - equity securities	$54.5	$39.9	$100.0	$92.2
Nuclear decommissioning trust - debt securities	1.0	4.1	3.6	2.4
Rabbi trusts - equity securities	0.8	1.8	2.9	2.1
Total	$56.3	$45.8	$106.5	$96.7
Evergy Kansas Central
Nuclear decommissioning trust - equity securities	$20.8	$19.9	$47.0	$40.4
Rabbi trust - equity securities	0.7	1.3	2.6	1.8
Total	$21.5	$21.2	$49.6	$42.2
Evergy Metro
Nuclear decommissioning trust - equity securities	$33.7	$20.0	$53.0	$51.8
Nuclear decommissioning trust - debt securities	1.0	4.1	3.6	2.4
Total	$34.7	$24.1	$56.6	$54.2
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
Ozone Interstate Transport State Implementation Plans (ITSIP)
In 2015, the Environmental Protection Agency (EPA) lowered the Ozone National Ambient Air Quality Standards (NAAQS) from 75 ppb to 70 ppb. States were required to submit ITSIPs in 2018 to comply with the "Good Neighbor Provision" of the Clean Air Act (CAA) as it applies to the revised NAAQS. The EPA did not act on these ITSIP submissions by the deadline established in the CAA and entered consent decrees establishing deadlines for the EPA to take final action on various ITSIPs. In February 2022, the EPA published a proposed rule to disapprove the ITSIPs submitted by nineteen states including Missouri and Oklahoma. In April 2022, the EPA published an approval of the Kansas ITSIP in the Federal Register. The Missouri Department of Natural Resources (MDNR) submitted a supplemental ITSIP to the EPA in November 2022. In February 2023, the EPA published a final rule disapproving the ITSIPs submitted by nineteen states, including the final disapproval of the Missouri and Oklahoma ITSIPs. In April 2023, the Attorneys General of Missouri and Oklahoma filed Petitions for Review in the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) and the U.S. Court of Appeals for the Tenth Circuit (Tenth Circuit), respectively, challenging the EPA's disapproval. In May 2023, the Eighth Circuit granted a stay of the EPA's disapproval of the Missouri ITSIP. Similarly, in July 2023, the Tenth Circuit granted a stay of the EPA's disapproval of the Oklahoma ITSIP. In August 2024, the EPA published in the Federal Register a proposed rule to disapprove the supplemental ITSIP that Missouri submitted in November 2022. In January 2024, the EPA proposed to disapprove the previously-approved ITSIP for Kansas and ITSIPs submitted by four other states. To date, the EPA has not taken final action in this rulemaking. Disapproval of ITSIPs provides the EPA with authority to implement an interstate transport federal implementation plan (ITFIP) to replace them. As described below, the EPA's ITFIP has been stayed and may be withdrawn. In the event that the ITSIPs for Missouri, Oklahoma and Kansas were disapproved and the EPA's ITFIP took effect, the impact on the Evergy Companies' operations and the cost to comply could be material.
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
The Kansas SIP revision did not include any additional emission reductions by electric utilities based on the significant reductions that were achieved during the first implementation period. The Kansas Department of Health and Environment (KDHE) submitted the Kansas SIP revision in July 2021. In August 2024, the EPA issued the final disapproval of the Kansas SIP revision for failing to conduct a four-factor analysis for at least two emission sources in Kansas. In response to the August 2024 final disapproval, in October 2025, KDHE placed a supplemental Kansas SIP revision on public notice. In this supplement, the KDHE performed additional analyses for two Kansas emission sources, including Evergy's La Cygne Station, and determined no additional requirements should be necessary for any Kansas emission source.

In March 2025, the EPA announced plans to restructure the Regional Haze Program and in October 2025, the EPA published a Notice of Proposed Advanced Rulemaking requesting comments to assist in the development of regulatory changes to the current Regional Haze Program. Due to uncertainty regarding the status of the Regional Haze Program and when or if a Kansas or Missouri revised SIP or FIP is finalized, the overall costs of implementing the rules could be material to the Evergy Companies.
Greenhouse Gases
Burning coal and other fossil fuels releases carbon dioxide (CO2) and other gases referred to as greenhouse gases (GHG). Various regulations under the CAA limit CO2 and other GHG emissions, and in addition, other measures are being imposed or offered by individual states, municipalities and regional agreements with the goal of reducing GHG emissions. In April 2024, the EPA finalized the GHG regulations and GHG guidelines that apply to new and existing fossil-fuel fired EGUs. The final GHG regulation establishes CO2 limitations on emissions from new and reconstructed stationary combustion turbines. The GHG guidelines set CO2 emission limitations for existing coal, oil and gas-fired steam generating units. For new and reconstructed stationary combustion turbines, the emission limitations were developed by applying the Best System of Emission Reduction (BSER) to three distinct subcategories (low load, intermediate load and base load) taking into consideration the annual capacity factor of the stationary combustion turbine. For intermediate and base load stationary combustion turbines, BSER is assumed to be the utilization of highly efficient combustion turbine technology. Base load stationary combustion turbines are also required to consider the emissions reduction associated with the application of carbon capture and sequestration (CCS) beginning in 2032. For existing coal-fired EGUs, the emission limitations were established by applying the BSER to two subcategories (medium and long-term). For medium-term existing coal-fired units, which are units retiring between 2032 and 2038, the BSER established emission limitation is based on co-firing natural gas beginning in 2030. For units operating in 2039 and after, BSER is the application of CCS starting in 2032. In July 2024, the D.C. Circuit denied motions of stay filed by various states, industry and trade organizations; however, the D.C. Circuit has ordered expedited review of the challenges to the final regulations and guidelines. In December 2024, a three-judge panel of the D.C. Circuit heard oral arguments on challenges to the merits of the rule. In March 2025, the EPA announced it plans to reconsider the GHG regulation and guidelines. While the EPA reconsiders the GHG regulation and guidelines, the D.C. Circuit granted an unopposed motion to hold the case challenging the merits of the rule in abeyance. In June 2025, the EPA published a proposed rule to repeal both the 2015 GHG emission standards for new fossil-fuel fired EGUs and the April 2024 GHG emission standards for new and existing fossil-fuel fired EGUs. In the same June 2025 proposed rule, the EPA included an alternative proposal to repeal the most burdensome requirements of the 2024 rule including the elimination of CCS as BSER. In July 2025, the EPA proposed to rescind the 2009 GHG Endangerment Finding (Endangerment Finding). The Endangerment Finding applies to GHG emissions from new motor vehicles and also provides justification for declaring GHG emissions as a threat to public health and welfare, thereby establishing the basis for regulating GHG emission under the CAA. If the Endangerment Finding is rescinded there would be no justification for regulating GHG emissions from the power sector.
Due to uncertainty regarding which of these proposed rules will be finalized and the ongoing judicial review, in addition to the uncertainty regarding the potential rescission of the Endangerment Finding, the Evergy Companies are unable to accurately assess the impacts on their operations or consolidated financial results, but the cost to comply could be material.
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
In April 2024, the EPA finalized an expansion to the CCR regulations focused on legacy surface impoundments and historic placements of CCR. This regulation expands applicability of the 2015 CCR regulation to inactive landfills and beneficial use sites not previously regulated. Litigation could impact the timing or cost to comply. In March 2025, the EPA announced its plans to update regulations of CCRs, and in July 2025, issued a proposed rulemaking extending deadlines for compliance with various aspects of the CCR legacy rule. The EPA has indicated a second rulemaking modifying CCR requirements should be anticipated later in 2025 or 2026, however specific details of any planned revisions have not been provided.
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
12. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
In the normal course of business, Evergy Kansas Central, Evergy Metro and Evergy Missouri West engage in related party transactions with one another. In addition, Evergy Kansas Central, Evergy Metro and Evergy Missouri West are engaging in the construction of jointly-owned generation facilities. A summary of these related party transactions and the amounts associated with them is provided below.
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

The operating expenses and capital costs billed for jointly-owned plants and shared services are detailed in the following table.

	Three Months Ended September 30		Year to Date September 30
	2025	2024	2025	2024
	(millions)
Evergy Kansas Central billings to Evergy Missouri West	$47.3	$7.0	$116.9	$24.5
Evergy Metro billings to Evergy Missouri West	24.2	24.9	79.4	84.4
Evergy Kansas Central billings to Evergy Metro	11.7	11.2	38.2	34.8
Evergy Metro billings to Evergy Kansas Central	29.5	33.9	97.6	99.1
Related Party Net Receivables and Payables
The following table summarizes Evergy Kansas Central's and Evergy Metro's related party net receivables and payables.

	September 30	December 31
	2025	2024
Evergy Kansas Central	(millions)
Net payable to Evergy	$(13.5)	$(13.4)
Net payable to Evergy Metro	(15.8)	(22.9)
Net receivable from Evergy Missouri West	17.9	23.0

Evergy Metro
Net receivable from Evergy	$15.5	$16.8
Net receivable from Evergy Kansas Central	15.8	22.9
Net receivable from Evergy Missouri West	90.2	86.2
Money Pool
Evergy Kansas Central, Evergy Metro and Evergy Missouri West are authorized to participate in the Evergy, Inc. money pool, which is an internal financing arrangement in which funds may be lent on a short-term basis between Evergy Kansas Central, Evergy Metro, Evergy Missouri West and Evergy, Inc. Evergy, Inc. can lend but not borrow under the money pool.
As of September 30, 2025, Evergy Kansas Central had money pool receivables of $3.6 million and $8.7 million from Evergy Metro and Evergy Missouri West, respectively. As of December 31, 2024, Evergy Kansas Central and Evergy Metro had no outstanding receivables or payables under the money pool.
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

	September 30	December 31
	2025	2024
Evergy Kansas Central	(millions)
Income taxes receivable from Evergy	$23.2	$11.4

Evergy Metro
Income taxes payable to Evergy	$(7.0)	$(10.0)

13. SHAREHOLDERS' EQUITY
ATM Program
In May 2025, Evergy entered into an equity distribution agreement, pursuant to which Evergy may sell, from time to time, up to an aggregate of $1.2 billion of its common stock through an ATM Program, which may utilize forward sales agreements. Evergy subsequently entered into forward sale agreements under the ATM program and as of September 30, 2025, the ATM Program had approximately $1.1 billion of common stock available for issuance.
The forward sale agreements outstanding as of September 30, 2025, can be settled at Evergy’s discretion on or prior to dates ranging from March 2027 to October 2027. On a settlement date or dates, if Evergy elects to physically settle a forward sale agreement, Evergy will issue shares of common stock to the counterparties at the then-applicable forward sale price. The initial forward sale price for the outstanding agreements ranged from $71.29 to $72.76, with a weighted average initial forward sale price of $72.08. The initial forward sale price is subject to adjustment on a daily basis based on an interest rate factor and decreased on certain dates by predetermined amounts to reflect expected dividend payments. The forward sale agreements will be physically settled unless Evergy elects to settle in cash or to net share settle. At September 30, 2025, Evergy could have settled the forward sale agreements with physical delivery of 1.5 million shares of common stock to the respective counterparties in exchange for cash of $108.7 million. Alternatively, the forward sale agreements could have also been settled at September 30, 2025, with delivery of approximately $5.4 million of cash or approximately 0.1 million shares of common stock to the counterparties, if Evergy elected net cash or net share settlement, respectively.
Evergy completed an additional forward sale transaction in October 2025 resulting in a $72.50 weighted average initial forward sale price for all outstanding agreements and 1.7 million shares that would be issued if all outstanding agreements were physically settled.
Evergy has not received any proceeds related to the outstanding forward sale agreements. The forward sale agreements have been classified as equity transactions.

14. TAXES
Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Evergy
	Three Months Ended September 30		Year to Date September 30
	2025	2024	2025	2024
Federal statutory income tax	21.0%	21.0%	21.0%	21.0%
COLI policies	(1.2)	(1.2)	(1.2)	(1.2)
State income taxes	(1.8)	(3.7)	(1.7)	(1.9)
Flow through depreciation for plant-related differences	(5.4)	(4.3)	(5.3)	(6.1)
Federal tax credits	(6.7)	(6.8)	(6.7)	(6.7)
Non-controlling interest	(0.3)	(0.3)	(0.3)	(0.3)
AFUDC equity	(0.3)	(0.4)	(0.3)	(0.4)
Amortization of federal investment tax credits	(0.6)	(0.6)	(0.5)	(0.6)
Stock compensation	—	—	0.1	—
Officer compensation limitation	0.2	0.1	0.2	0.1
Other	0.2	0.3	0.2	0.3
Effective income tax rate	5.1%	4.1%	5.5%	4.2%

Evergy Kansas Central
	Three Months Ended September 30		Year to Date September 30
	2025	2024	2025	2024
Federal statutory income tax	21.0%	21.0%	21.0%	21.0%
COLI policies	(1.8)	(1.9)	(1.8)	(1.9)
State income taxes	(0.6)	(2.1)	(0.5)	(0.8)
Flow through depreciation for plant-related differences	(3.0)	(2.5)	(3.2)	(4.0)
Federal tax credits	(9.8)	(10.2)	(10.0)	(10.4)
Non-controlling interest	(0.4)	(0.4)	(0.4)	(0.4)
AFUDC equity	(0.4)	(0.5)	(0.3)	(0.5)
Amortization of federal investment tax credits	(0.3)	(0.4)	(0.3)	(0.4)
Other	0.2	0.1	0.2	—
Effective income tax rate	4.9%	3.1%	4.7%	2.6%

Evergy Metro
	Three Months Ended September 30		Year to Date September 30
	2025	2024	2025	2024
Federal statutory income tax	21.0%	21.0%	21.0%	21.0%
COLI policies	(0.1)	(0.1)	(0.1)	(0.1)
State income taxes	(1.9)	(3.3)	(1.8)	(1.8)
Flow through depreciation for plant-related differences	(5.1)	(3.6)	(5.1)	(5.2)
Federal tax credits	(1.0)	(0.7)	(1.0)	(0.7)
AFUDC equity	(0.2)	(0.3)	(0.2)	(0.2)
Amortization of federal investment tax credits	(0.8)	(0.8)	(0.8)	(0.8)
Stock compensation	—	—	0.2	0.2
Officer compensation limitation	0.5	0.3	0.5	0.3
Effective income tax rate	12.4%	12.5%	12.7%	12.7%

15. SEGMENT INFORMATION
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

	Three Months Ended September 30		Year to Date September 30
	2025	2024	2025	2024
	(millions)
OPERATING REVENUES	$1,809.9	$1,811.4	$4,621.4	$4,589.9
Less:
Fuel and purchased power	393.1	433.7	1,078.8	1,169.1
SPP network transmission costs	110.7	99.7	322.0	272.4
Operating and maintenance:
Operations and customer	150.2	147.0	459.7	459.6
Support	36.6	34.9	112.2	107.9
Other segment items, including benefit costs(a)	66.0	69.7	168.0	153.3
Depreciation and amortization	290.3	282.3	866.8	838.5
Taxes other than income tax	104.5	116.6	320.0	343.3
Interest expense	152.0	143.9	458.3	420.7
Income tax expense	26.0	20.0	45.6	34.7
Net income attributable to noncontrolling interests	3.0	3.0	9.2	9.2
Plus:
Total other income (expense), net	(4.4)	3.0	(14.8)	8.3
Equity in earnings of equity method investees, net of income taxes	1.9	2.0	5.3	5.8
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$475.0	$465.6	$771.3	$795.3
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
In July 2025, Evergy Kansas Central, the KCC staff and other intervenors in the case reached a unanimous settlement agreement to settle all outstanding issues in the case. The unanimous settlement provides for an increase to retail revenues of $128.0 million after rebasing property tax expense and not including costs recoverable through KCC-approved riders for Evergy Kansas Central. In September 2025, the KCC approved the unanimous settlement agreement and new rates took effect in October 2025. See Note 4 to the consolidated financial statements for additional information.

Large Load Power Service (LLPS) Rate Plan
In February 2025, Evergy Kansas Central and Evergy Metro filed an application with the KCC and Evergy Metro and Evergy Missouri West filed an application with the MPSC seeking expedited approval of new comprehensive LLPS rate plans. The proposed LLPS rate plans are designed to establish a tariff framework for large load customers while including protections for existing customers.
In August 2025, Evergy Kansas Central, Evergy Metro, the KCC staff and other intervenors reached a unanimous settlement agreement for the LLPS rate plan. The unanimous settlement agreement is subject to the approval of the KCC. In September 2025, Evergy Metro, Evergy Missouri West and other intervenors agreed to a non-unanimous global stipulation and agreement for the LLPS rate plan. The non-unanimous global stipulation and agreement is subject to the approval of the MPSC. Final orders from the KCC and the MPSC are expected in the fourth quarter of 2025.
Federal Tax Reform
In July 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law by President Trump. The OBBBA contains a wide variety of tax reforms affecting businesses, including changes to clean energy production tax credits which could impact the Evergy Companies' long-term generation resource planning. The Evergy Companies do not expect a material impact to their operations and consolidated financial results.
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
Renewable Plant Investments
Evergy Kansas Central intends to construct and own an approximately 159 MW solar generation facility to be located in Kansas called Kansas Sky. Kansas Sky is expected to begin operations by summer of 2027 and construction is subject to the granting by the KCC of predetermination with reasonably acceptable terms and other closing conditions. In July 2025, the KCC approved a unanimous partial settlement agreement for the Kansas Sky solar investment. See "Applications for Predetermination" in Note 4 to the consolidated financial statements for additional information regarding Evergy Kansas Central's application for predetermination for its investment in this renewable generating plant.
In 2024, Evergy Missouri West entered into agreements to own two solar generation facilities currently under development. The first facility, to be called Sunflower Sky, is a solar generation facility to be located in Kansas with an expected generating capacity of approximately 65 MW. In September 2025, Evergy Missouri West acquired the Sunflower Sky solar facility assets from the developer and will complete construction of the facility. The second facility, to be called Foxtrot, is a solar generation facility to be located in Missouri with an expected generating capacity of approximately 100 MW. In November 2025, Evergy Missouri West acquired the Foxtrot solar facility assets from the developer and will complete construction of the facility. The solar generation facilities are expected to begin operations by summer of 2027. In July 2025, the MPSC approved a unanimous stipulation and agreement regarding Evergy Missouri West's planned investments in the solar generation facilities. See "Requests for Certificate of Convenience and Necessity" in Note 4 to the consolidated financial statements for information regarding Evergy Missouri West's application for a CCN for its investment in these renewable generating plants.
Regulatory Proceedings
See Note 4 to the consolidated financial statements for information regarding other regulatory proceedings.
Wolf Creek Refueling Outage
Wolf Creek's most recent refueling outage began in October 2025 and the unit is expected to return to service in November 2025.
Earnings Overview
The following table summarizes Evergy's net income and diluted EPS.

	Three Months Ended September 30			Year to Date September 30
	2025	Change	2024	2025	Change	2024
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$475.0	$9.4	$465.6	$771.3	$(24.0)	$795.3
Earnings per common share, diluted	2.03	0.01	2.02	3.31	(0.14)	3.45
Net income attributable to Evergy, Inc. increased for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to new Evergy Missouri West retail rates effective in January 2025 and higher retail sales in the third quarter of 2025 driven by higher weather-normalized demand; partially offset by higher interest and depreciation expenses and lower proceeds from corporate-owned life insurance (COLI).

Diluted EPS was nearly flat for the three months ended September 30, 2025, compared to the same period in 2024, with the increase in net income attributable to Evergy, Inc. discussed above mostly offset by a $0.03 per share decrease due to dilution from Evergy's convertible notes.
Net income attributable to Evergy, Inc. decreased year to date September 30, 2025, compared to the same period in 2024, primarily due to higher interest, depreciation and operating and maintenance expenses, lower proceeds from COLI and losses from investments in early-stage clean energy and energy solution companies; partially offset by new Evergy Missouri West retail rates effective in January 2025 and higher transmission revenues.
Diluted EPS decreased year to date September 30, 2025, compared to the same period in 2024, primarily due to the decrease in net income attributable to Evergy, Inc. discussed above and a $0.04 per share decrease due to dilution from Evergy's convertible notes.
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
Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) for the three months ended and year to date September 30, 2025, were $475.1 million or $2.03 per share and $794.0 million or $3.41 per share, respectively. For the three months ended and year to date September 30, 2024, Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) were $465.6 million or $2.02 per share and $797.3 million or $3.46 per share, respectively.

In addition to net income attributable to Evergy, Inc. and diluted EPS, Evergy's management uses adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) to evaluate earnings and EPS without:
i.the unrealized losses and impairment losses from non-regulated investments in early-stage clean energy and energy solution companies and costs related to the disposal of these investments; and
ii.the mark-to-market impacts of economic hedges related to Evergy Kansas Central's 8% ownership share of JEC.
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

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
Three Months Ended September 30	2025		2024
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$475.0	$2.03	$465.6	$2.02
Non-GAAP reconciling items:
Losses from investments in early-stage clean energy and energy solution companies, pre-tax(a)	0.1	—	—	—
Adjusted earnings (non-GAAP)	$475.1	$2.03	$465.6	$2.02

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
Year to Date September 30	2025		2024
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$771.3	$3.31	$795.3	$3.45
Non-GAAP reconciling items:
Losses from investments in early-stage clean energy and energy solution companies, pre-tax(a)	29.1	0.13	—	—
Mark-to-market impact of JEC economic hedges, pre-tax(b)	—	—	2.6	0.01
Income tax benefit(c)	(6.4)	(0.03)	(0.6)	—
Adjusted earnings (non-GAAP)	$794.0	$3.41	$797.3	$3.46
(a)Reflects unrealized losses and impairment losses year to date September 30, 2025, of $29.0 million from non-regulated investments in early-stage clean energy and energy solution companies that are included in investment earnings (loss) on the consolidated statements of comprehensive income and $0.1 million for the three months ended and year to date September 30, 2025, of costs related to the disposal of these investments that are included in operating and maintenance expense on the consolidated statements of comprehensive income. Evergy has initiated a process to dispose of these investments.
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
RELATED PARTY TRANSACTIONS
See Note 12 to the consolidated financial statements for information regarding related party transactions.
EVERGY RESULTS OF OPERATIONS
The following table summarizes Evergy's comparative results of operations.

	Three Months Ended September 30			Year to Date September 30
	2025	Change	2024	2025	Change	2024
	(millions)
Operating revenues	$1,809.9	$(1.5)	$1,811.4	$4,621.4	$31.5	$4,589.9
Fuel and purchased power	393.1	(40.6)	433.7	1,078.8	(90.3)	1,169.1
SPP network transmission costs	110.7	11.0	99.7	322.0	49.6	272.4
Operating and maintenance	252.8	1.2	251.6	739.9	19.1	720.8
Depreciation and amortization	290.3	8.0	282.3	866.8	28.3	838.5
Taxes other than income tax	104.5	(12.1)	116.6	320.0	(23.3)	343.3
Income from operations	658.5	31.0	627.5	1,293.9	48.1	1,245.8
Other income (expense), net	(4.4)	(7.4)	3.0	(14.8)	(23.1)	8.3
Interest expense	152.0	8.1	143.9	458.3	37.6	420.7
Income tax expense	26.0	6.0	20.0	45.6	10.9	34.7
Equity in earnings of equity method investees, net of income taxes	1.9	(0.1)	2.0	5.3	(0.5)	5.8
Net income	478.0	9.4	468.6	780.5	(24.0)	804.5
Less: Net income attributable to noncontrolling interests	3.0	—	3.0	9.2	—	9.2
Net income attributable to Evergy, Inc.	$475.0	$9.4	$465.6	$771.3	$(24.0)	$795.3

Gross Margin (GAAP) and Utility Gross Margin (non-GAAP)
The following tables summarize Evergy's gross margin (GAAP) and MWhs sold and reconcile Evergy's gross margin (GAAP) to Evergy's utility gross margin (non-GAAP). See "Executive Summary - Non-GAAP Measures", above for additional information regarding gross margin (GAAP) and utility gross margin (non-GAAP).

	Revenues and Expenses			MWhs Sold
Three Months Ended September 30	2025	Change	2024	2025	Change	2024
Retail revenues	(millions)			(thousands)
Residential	$733.9	$3.1	$730.8	4,967	151	4,816
Commercial	598.8	(16.4)	615.2	5,323	158	5,165
Industrial	180.3	(8.6)	188.9	2,188	(23)	2,211
Other retail revenues	12.7	1.8	10.9	23	(2)	25
Total electric retail	1,525.7	(20.1)	1,545.8	12,501	284	12,217
Wholesale revenues	103.3	(11.4)	114.7	4,701	123	4,578
Transmission revenues	128.9	5.8	123.1	N/A	N/A	N/A
Other revenues	52.0	24.2	27.8	N/A	N/A	N/A
Operating revenues	1,809.9	(1.5)	1,811.4	17,202	407	16,795
Fuel and purchased power	(393.1)	40.6	(433.7)
SPP network transmission costs	(110.7)	(11.0)	(99.7)
Operating and maintenance(a)	(128.9)	(2.2)	(126.7)
Depreciation and amortization	(290.3)	(8.0)	(282.3)
Taxes other than income tax	(104.5)	12.1	(116.6)
Gross margin (GAAP)	782.4	30.0	752.4
Operating and maintenance(a)	128.9	2.2	126.7
Depreciation and amortization	290.3	8.0	282.3
Taxes other than income tax	104.5	(12.1)	116.6
Utility gross margin (non-GAAP)	$1,306.1	$28.1	$1,278.0
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $123.9 million and $124.9 million for the three months ended September 30, 2025 and 2024, respectively.

	Revenues and Expenses			MWhs Sold
Year to Date September 30	2025	Change	2024	2025	Change	2024
Retail revenues	(millions)			(thousands)
Residential	$1,735.7	$(10.8)	$1,746.5	12,570	188	12,382
Commercial	1,502.9	(30.8)	1,533.7	14,249	235	14,014
Industrial	485.8	(38.2)	524.0	6,143	(239)	6,382
Other retail revenues	33.5	0.5	33.0	70	(7)	77
Total electric retail	3,757.9	(79.3)	3,837.2	33,032	177	32,855
Wholesale revenues	243.1	(15.9)	259.0	12,272	1,058	11,214
Transmission revenues	391.2	30.3	360.9	N/A	N/A	N/A
Other revenues	229.2	96.4	132.8	N/A	N/A	N/A
Operating revenues	4,621.4	31.5	4,589.9	45,304	1,235	44,069
Fuel and purchased power	(1,078.8)	90.3	(1,169.1)
SPP network transmission costs	(322.0)	(49.6)	(272.4)
Operating and maintenance(a)	(394.8)	5.0	(399.8)
Depreciation and amortization	(866.8)	(28.3)	(838.5)
Taxes other than income tax	(320.0)	23.3	(343.3)
Gross margin (GAAP)	1,639.0	72.2	1,566.8
Operating and maintenance(a)	394.8	(5.0)	399.8
Depreciation and amortization	866.8	28.3	838.5
Taxes other than income tax	320.0	(23.3)	343.3
Utility gross margin (non-GAAP)	$3,220.6	$72.2	$3,148.4
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $345.1 million and $321.0 million year to date September 30, 2025 and 2024, respectively.

Evergy's gross margin (GAAP) increased $30.0 million for the three months ended September 30, 2025, compared to the same period in 2024 and Evergy's utility gross margin (non-GAAP) increased $28.1 million for the three months ended September 30, 2025, compared to the same period in 2024, both measures were driven by:
•a $33.9 million increase from new Evergy Missouri West retail rates effective in January 2025; and
•an $8.1 million increase primarily due to higher retail sales driven by higher weather-normalized residential and commercial demand; partially offset by
•a $13.9 million decrease in revenue from the Kansas property tax rider, which is offset in taxes other than income tax.
Additionally, the increase in Evergy's gross margin (GAAP) was also impacted by:
•a $12.1 million decrease in taxes other than income tax as further described below; partially offset by
•an $8.0 million increase in depreciation and amortization as further described below; and
•a $2.2 million increase in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities.
Evergy's gross margin (GAAP) increased $72.2 million year to date September 30, 2025, compared to the same period in 2024 and Evergy's utility gross margin (non-GAAP) increased $72.2 million year to date September 30, 2025, compared to the same period in 2024, both measures were driven by:
•an $82.7 million increase from new Evergy Missouri West retail rates effective in January 2025; and
•a $30.3 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2025; partially offset by

•a $29.6 million decrease in revenue from the Kansas property tax rider, which is offset in taxes other than income tax.
Additionally, the increase in Evergy's gross margin (GAAP) was also impacted by:
•a $23.3 million decrease in taxes other than income tax as further described below; and
•a $5.0 million decrease in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities; offset by
•a $28.3 million increase in depreciation and amortization as further described below.
Operating and Maintenance
Evergy's operating and maintenance expense increased $19.1 million year to date September 30, 2025, compared to the same period in 2024, primarily driven by:
•a $15.2 million increase in general and administrative labor and employee benefits expense, including higher medical claims; and
•a $5.6 million increase in credit loss expense.
Depreciation and Amortization
Evergy's depreciation and amortization increased $8.0 million for the three months ended September 30, 2025 and $28.3 million year to date September 30, 2025, compared to the same periods in 2024, primarily due to capital additions.
Taxes Other than Income Tax
Evergy's taxes other than income tax decreased $12.1 million for the three months ended September 30, 2025 and $23.3 million year to date September 30, 2025, compared to the same periods in 2024, primarily driven by a 2024 over-collection of property taxes in Kansas and subsequent amortization of a refund to customers through the Kansas property tax rider, which is offset in utility gross margin; partially offset by higher assessed property tax values in 2025.
Other Income (Expense), Net
Evergy's other income, net for the three months ended September 30, 2024, became other expense, net for the three months ended September 30, 2025, resulting in a $7.4 million increase in net other expense, primarily driven by recording lower Evergy Kansas Central COLI benefits in the third quarter of 2025.
Evergy's other income, net year to date September 30, 2024, became other expense, net year to date September 30, 2025, resulting in a $23.1 million increase in net other expense, primarily driven by:
•$29.0 million of unrealized losses and impairment losses from non-regulated investments in early-stage clean energy and energy solution companies; and
•a $7.8 million increase primarily due to recording lower Evergy Kansas Central COLI benefits in 2025; partially offset by
•$11.6 million of income related to the sale of a commercial solar generation project completed in 2025.
Interest Expense
Evergy's interest expense increased $8.1 million for the three months ended September 30, 2025, compared to the same period in 2024, primarily driven by:
•an $18.3 million increase due to issuances of long-term debt; partially offset by
•a $5.8 million decrease due to increases in carrying costs deferred to a regulatory asset in accordance with PISA due to a higher outstanding balance of qualified PISA additions; and
•a $5.7 million decrease due to the repayment of long-term debt.

Evergy's interest expense increased $37.6 million year to date September 30, 2025, compared to the same period in 2024, primarily driven by:
•a $57.3 million increase due to issuances of long-term debt; and
•a $4.5 million increase due to lower debt AFUDC primarily driven by lower CWIP balances and lower short-term interest rates in 2025; partially offset by
•a $15.5 million decrease due to the repayment of long-term debt; and
•a $14.6 million decrease due to increases in carrying costs deferred to a regulatory asset in accordance with PISA due to Evergy Kansas Central and Evergy Metro electing into Kansas PISA beginning July 2024.
Income Tax Expense
Evergy's income tax expense increased $6.0 million for the three months ended September 30, 2025, compared to the same period in 2024, primarily driven by:
•a $3.4 million increase primarily due to higher pre-tax income in the third quarter of 2025; and
•a $2.4 million increase primarily due to lower recognition of amortization of excess deferred income taxes.
Evergy's income tax expense increased $10.9 million year to date September 30, 2025, compared to the same period in 2024, primarily driven by an $8.3 million increase due to lower recognition of amortization of excess deferred income taxes.
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
Short-Term Borrowings
As of September 30, 2025, Evergy had $1,263.5 million of available borrowing capacity under its master credit facility. The available borrowing capacity under the master credit facility consisted of $254.2 million for Evergy, Inc., $495.3 million for Evergy Kansas Central, $402.1 million for Evergy Metro and $111.9 million for Evergy Missouri West. The Evergy Companies' borrowing capacity under the master credit facility also supports their issuance of commercial paper. See Note 7 to the consolidated financial statements for more information regarding the master credit facility.
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
ATM Program
In May 2025, Evergy entered into an equity distribution agreement, pursuant to which Evergy may sell, from time to time, up to an aggregate of $1.2 billion of its common stock through an ATM Program, which may utilize optional forward sales agreements. Evergy subsequently entered into forward sale agreements under the ATM program and as of September 30, 2025, the ATM Program had approximately $1.1 billion of common stock available for issuance. As of September 30, 2025, Evergy has not received any proceeds related to the ATM Program. See Note 13 to the consolidated financial statements for more information.
Debt Covenants
As of September 30, 2025, Evergy was in compliance with all debt covenants under the master credit facility and certain debt instruments that contain restrictions that require the maintenance of certain capitalization and leverage ratios. See Note 7 to the consolidated financial statements for more information.
Cash Flows
The following table presents Evergy's cash flows from operating, investing and financing activities.

Year to Date September 30	2025	2024
	(millions)
Cash Flows from Operating Activities	$1,711.2	$1,588.1
Cash Flows used in Investing Activities	(1,902.0)	(1,790.3)
Cash Flows from Financing Activities	204.5	231.2
Cash Flows from Operating Activities
Evergy's cash flows from operating activities increased $123.1 million year to date September 30, 2025, compared to the same period in 2024, primarily driven by an increase in cash receipts for retail electric sales in 2025 and a decrease in payments made for a Wolf Creek refueling outage in 2024.

Cash Flows used in Investing Activities
Evergy's cash flows used in investing activities increased $111.7 million year to date September 30, 2025, compared to the same period in 2024, primarily driven by a $110.0 million increase in additions to property, plant and equipment, due to increased spending for a variety of capital projects.
Cash Flows from Financing Activities
Evergy's cash flows from financing activities decreased $26.7 million year to date September 30, 2025, compared to the same period in 2024, primarily driven by:
•a $447.9 million decrease in short-term borrowings primarily due to the Evergy Kansas Central repayment of commercial paper borrowings with proceeds from long-term debt issuances; partially offset by
•a $382.6 million increase due to lower retirements of long-term debt, primarily comprised of Evergy Metro's repayment of $350.0 million of 3.65% Senior Notes in August 2025 and Evergy Missouri West's $36.0 million of 3.49% Senior Notes in August 2025, as compared to Evergy's repayment of $800.0 million of 2.45% Senior Notes in September 2024; and
•a $27.0 million increase due to proceeds from refundable advances for construction related to the procurement of long-lead time materials.
EVERGY KANSAS CENTRAL, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Kansas Central is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Kansas Central's comparative results of operations.

Year to Date September 30	2025	Change	2024
	(millions)
Operating revenues	$2,328.6	$(9.4)	$2,338.0
Fuel and purchased power	406.9	(38.8)	445.7
SPP network transmission costs	322.0	49.6	272.4
Operating and maintenance	352.5	(3.4)	355.9
Depreciation and amortization	431.9	9.6	422.3
Taxes other than income tax	171.9	(18.5)	190.4
Income from operations	643.4	(7.9)	651.3
Other income, net	8.5	(5.3)	13.8
Interest expense	178.9	5.7	173.2
Income tax expense	22.3	9.3	13.0
Equity in earnings of equity method investees, net of income taxes	2.6	0.2	2.4
Net income	453.3	(28.0)	481.3
Less: Net income attributable to noncontrolling interests	9.2	—	9.2
Net income attributable to Evergy Kansas Central, Inc.	$444.1	$(28.0)	$472.1

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

	Revenues and Expenses			MWhs Sold
Year to Date September 30	2025	Change	2024	2025	Change	2024
Retail revenues	(millions)			(thousands)
Residential	$743.3	$(36.5)	$779.8	5,275	(16)	5,291
Commercial	618.9	(34.0)	652.9	5,750	45	5,705
Industrial	310.9	(31.5)	342.4	3,859	(171)	4,030
Other retail revenues	18.1	(0.8)	18.9	29	(1)	30
Total electric retail	1,691.2	(102.8)	1,794.0	14,913	(143)	15,056
Wholesale revenues	213.3	18.4	194.9	7,750	319	7,431
Transmission revenues	362.7	22.6	340.1	N/A	N/A	N/A
Other revenues	61.4	52.4	9.0	N/A	N/A	N/A
Operating revenues	2,328.6	(9.4)	2,338.0	22,663	176	22,487
Fuel and purchased power	(406.9)	38.8	(445.7)
SPP network transmission costs	(322.0)	(49.6)	(272.4)
Operating and maintenance (a)	(172.7)	17.2	(189.9)
Depreciation and amortization	(431.9)	(9.6)	(422.3)
Taxes other than income tax	(171.9)	18.5	(190.4)
Gross margin (GAAP)	823.2	5.9	817.3
Operating and maintenance (a)	172.7	(17.2)	189.9
Depreciation and amortization	431.9	9.6	422.3
Taxes other than income tax	171.9	(18.5)	190.4
Utility gross margin (non-GAAP)	$1,599.7	$(20.2)	$1,619.9
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $179.8 million and $166.0 million year to date September 30, 2025 and 2024, respectively.

Evergy Kansas Central's gross margin (GAAP) increased $5.9 million year to date September 30, 2025, compared to the same period in 2024, and Evergy Kansas Central's utility gross margin (non-GAAP) decreased $20.2 million year to date September 30, 2025, compared to the same period in 2024, both measures were driven by:
•a $22.6 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2025; partially offset by
•a $24.5 million decrease in revenue from the Kansas property tax rider, which is offset in taxes other than income tax; and
•an $18.3 million decrease primarily due to lower retail sales driven by unfavorable weather (cooling degree days decreased 15%, partially offset by a 24% increase in heating degree days); partially offset by higher weather-normalized residential and commercial demand.
Additionally, the increase in Evergy Kansas Central's gross margin (GAAP) was also impacted by:
•an $18.5 million decrease in taxes other than income tax as described further below; and
•a $17.2 million decrease in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by a $9.9 million decrease in transmission and distribution operating and maintenance expense as further described below; partially offset by
•a $9.6 million increase in depreciation and amortization as described further below.

Evergy Kansas Central Operating and Maintenance
Evergy Kansas Central's operating and maintenance expense decreased $3.4 million year to date September 30, 2025, compared to the same period in 2024, primarily driven by:
•a $9.9 million decrease in transmission and distribution operating and maintenance expenses primarily driven by a $10.1 million decrease in non-labor expense primarily due to a $4.5 million increase in costs billed for common use assets primarily from Evergy Kansas Central to Evergy Missouri West and a $2.7 million decrease in vegetation management costs; partially offset by
•a $6.1 million increase in general and administrative labor and employee benefits expense, including higher medical claims; and
•a $2.7 million increase in credit loss expense.
Evergy Kansas Central Depreciation and Amortization
Evergy Kansas Central's depreciation and amortization expense increased $9.6 million year to date September 30, 2025, compared to the same period in 2024, primarily due to capital additions.
Evergy Kansas Central Taxes Other than Income Tax
Evergy Kansas Central's taxes other than income tax decreased $18.5 million year to date September 30, 2025, compared to the same period in 2024, primarily driven by a 2024 over-collection of property taxes in Kansas and subsequent amortization of a refund to customers through the Kansas property tax rider, which is offset in utility gross margin; partially offset by higher assessed property tax values in 2025.
Evergy Kansas Central Other Income, Net
Evergy Kansas Central's other income, net decreased $5.3 million year to date September 30, 2025, compared to the same period in 2024, primarily driven by a $7.4 million decrease due to recording lower Evergy Kansas Central COLI benefits in 2025.
Evergy Kansas Central Interest Expense
Evergy Kansas Central's interest expense increased $5.7 million year to date September 30, 2025, compared to the same period in 2024, primarily driven by:
•a $16.5 million increase due to issuances of long-term debt; and
•a $4.0 million increase due to lower debt AFUDC primarily driven by lower CWIP balances and short-term interest rates in 2025; partially offset by
•a $12.0 million decrease due to increases in carrying costs deferred to a regulatory asset in accordance with PISA due to Evergy Kansas Central electing into Kansas PISA beginning July 2024.
Evergy Kansas Central Income Tax Expense
Evergy Kansas Central's income tax expense increased $9.3 million year to date September 30, 2025, compared to the same period in 2024, primarily driven by:
•a $5.8 million increase due to lower recognition of amortization of excess deferred income taxes; and
•a $4.3 million increase due to lower recognition of wind income tax credits in 2025.

EVERGY METRO, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Metro is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Metro's comparative results of operations.

Year to Date September 30	2025	Change	2024
	(millions)
Operating revenues	$1,514.8	$11.6	$1,503.2
Fuel and purchased power	432.6	1.4	431.2
Operating and maintenance	224.3	14.0	210.3
Depreciation and amortization	304.6	1.4	303.2
Taxes other than income tax	106.6	(5.3)	111.9
Income from operations	446.7	0.1	446.6
Other expense, net	(0.7)	0.1	(0.8)
Interest expense	105.1	(6.9)	112.0
Income tax expense	43.4	0.9	42.5
Net income	$297.5	$6.2	$291.3

Evergy Metro Gross Margin (GAAP) and Utility Gross Margin (non-GAAP)
The following table summarizes Evergy Metro's gross margin (GAAP) and MWhs sold and reconciles Evergy Metro's gross margin (GAAP) to Evergy Metro's utility gross margin (non-GAAP). See "Executive Summary - Non-GAAP Measures" for additional information regarding gross margin (GAAP) and utility gross margin (non-GAAP).

	Revenues and Expenses			MWhs Sold
Year to Date September 30	2025	Change	2024	2025	Change	2024
Retail revenues	(millions)			(thousands)
Residential	$601.5	$8.6	$592.9	4,419	115	4,304
Commercial	610.4	0.1	610.3	5,697	72	5,625
Industrial	102.6	(1.2)	103.8	1,286	(18)	1,304
Other retail revenues	8.6	0.7	7.9	31	(3)	34
Total electric retail	1,323.1	8.2	1,314.9	11,433	166	11,267
Wholesale revenues	20.8	(44.0)	64.8	4,196	496	3,700
Transmission revenues	19.4	4.4	15.0	N/A	N/A	N/A
Other revenues	151.5	43.0	108.5	N/A	N/A	N/A
Operating revenues	1,514.8	11.6	1,503.2	15,629	662	14,967
Fuel and purchased power	(432.6)	(1.4)	(431.2)
Operating and maintenance (a)	(156.4)	(5.7)	(150.7)
Depreciation and amortization	(304.6)	(1.4)	(303.2)
Taxes other than income tax	(106.6)	5.3	(111.9)
Gross margin (GAAP)	514.6	8.4	506.2
Operating and maintenance (a)	156.4	5.7	150.7
Depreciation and amortization	304.6	1.4	303.2
Taxes other than income tax	106.6	(5.3)	111.9
Utility gross margin (non-GAAP)	$1,082.2	$10.2	$1,072.0
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $67.9 million and $59.6 million year to date September 30, 2025 and 2024, respectively.

Evergy Metro's gross margin (GAAP) increased $8.4 million year to date September 30, 2025, compared to the same period in 2024, and Evergy Metro's utility gross margin (non-GAAP) increased $10.2 million year to date September 30, 2025, compared to the same period in 2024, both measures were driven by:
•a $10.8 million increase primarily due to higher retail sales driven by favorable weather (heating degree days increased 17%); and
•a $4.4 million increase in transmission revenue; partially offset by
•a $5.0 million decrease in revenue from the Kansas property tax rider, which is offset in taxes other than income tax; and
Additionally, the increase in Evergy Metro's gross margin (GAAP) was also impacted by:
•a $5.3 million decrease in taxes other than income tax, as further described below; partially offset by
•a $5.7 million increase in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities; and
•a $1.4 million increase in depreciation and amortization.

Evergy Metro Operating and Maintenance
Evergy Metro's operating and maintenance expense increased $14.0 million year to date September 30, 2025, compared to the same period in 2024, primarily driven by:
•a $10.0 million increase in general and administrative labor and employee benefits expense, including higher medical claims; and
•a $1.2 million increase in credit loss expense.
Evergy Metro Taxes Other than Income Tax
Evergy Metro's taxes other than income tax decreased $5.3 million year to date September 30, 2025, compared to the same period in 2024, primarily driven by a 2024 over-collection of property taxes in Kansas and subsequent amortization of a refund to customers through the Kansas property tax rider, which is offset in utility gross margin; partially offset by higher assessed property tax values in 2025.
Evergy Metro Interest Expense
Evergy Metro's interest expense decreased $6.9 million year to date September 30, 2025, compared to the same period in 2024, primarily driven by:
•an $8.7 million decrease due to increases in carrying costs deferred to a regulatory asset in accordance with PISA due to a higher outstanding balance of qualified PISA additions and Evergy Metro electing into Kansas PISA beginning July 2024; and
•a $5.5 million decrease in interest expense on short-term borrowings primarily due to lower weighted-average interest rates; partially offset by
•a $6.9 million increase due to issuances of long-term debt.
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

Changes in Internal Control Over Financial Reporting
There has been no change in Evergy's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Kansas Central's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Metro's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities
The following table provides information regarding purchases by Evergy of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2025.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased(a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - 31	809	$67.94	—	—
August 1 - 31	717	72.14	—	—
September 1 - 30	—	—	—	—
Total	1,526	$69.92	—	—
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
Securities Trading Plans of Directors and Executive Officers
For the three months ended September 30, 2025, no director or officer has adopted, terminated or modified a Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangement required to be disclosed under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number		Description of Document	Registrant

4.1	*
Twenty-second Supplemental Indenture, dated as of August 15, 2025, between Evergy Metro and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee, and the form of the global bond included therein (Exhibit 4.1 to Evergy Metro's Form 8-K filed on August 15, 2025).
Evergy Evergy Metro

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

EVERGY, INC.

Dated:	November 5, 2025	By: /s/ W. Bryan Buckler
(W. Bryan Buckler)
(Executive Vice President and Chief Financial Officer)

EVERGY KANSAS CENTRAL, INC.

Dated:	November 5, 2025	By: /s/ W. Bryan Buckler
(W. Bryan Buckler)
(Executive Vice President and Chief Financial Officer)

EVERGY METRO, INC.

Dated:	November 5, 2025	By: /s/ W. Bryan Buckler
(W. Bryan Buckler)
(Executive Vice President and Chief Financial Officer)