Form 10-K
period 2025-12-31
Evergy, Inc.; EVERGY METRO, INC.; EVERGY KANSAS CENTRAL, INC.
filed 2026-02-19
CIK 1711269, 54476, 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
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
The aggregate market value of the voting and non-voting common equity held by non-affiliates of Evergy, Inc. (based on the closing price of its common stock on The Nasdaq Stock Market LLC on June 30, 2025) was approximately $15,667,375,144. All of the common equity of Evergy Kansas Central, Inc. and Evergy Metro, Inc. is held by Evergy, Inc.

On February 11, 2026, Evergy, Inc. had 230,281,586 shares of common stock outstanding.

On February 11, 2026, Evergy Kansas Central, Inc. and Evergy Metro, Inc. each had one share of common stock outstanding and held by Evergy, Inc.

Evergy Kansas Central, Inc. and Evergy Metro, Inc. meet the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format.
Documents Incorporated by Reference
Portions of the 2026 annual meeting proxy statement of Evergy, Inc. to be filed with the Securities and Exchange Commission are incorporated by reference in Part III of this report.

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

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this document that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. Forward-looking statements include, but are not limited to, statements relating to Evergy's strategic plan, including, without limitation, those related to earnings per share, dividend, operating and maintenance expense and capital investment goals; the outcome of legislative efforts and regulatory and legal proceedings; future energy demand, including demand driven by new and existing customers; future power prices; plans with respect to existing and potential future generation resources; the availability and cost of generation resources and energy storage; target emissions reductions; and other matters relating to expected financial performance or affecting future operations. Forward-looking statements are often accompanied by forward-looking words such as "anticipates," "believes," "expects," "estimates," "forecasts," "guidance," "should," "could," "may," "seeks," "intends," "predict," "potential," "opportunities," "proposed," "projects," "planned," "target," "budget," "outlook," "remain confident," "goal," "will" or other words of similar meaning. Forward-looking statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the forward-looking information.
In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Evergy Companies are providing a number of risks, uncertainties and other factors that could cause actual results to differ from the forward-looking information. These risks, uncertainties and other factors include, but are not limited to: economic and weather conditions and any impact on sales, prices and costs; significant changes in the demand for electricity, including demand from data centers and other large load customers; changes in business strategy or operations, including with respect to the Evergy Companies' strategy to meet demand requirements of existing and future customers; uncertainties related to projected rapid growth in electricity demand driven primarily by data centers and other large load customers and the related requirement for new generation and transmission investments, creating capital access, revenue recovery and customer affordability risks; the impact of federal, state and local political, legislative, judicial and regulatory actions or developments, including deregulation, re-regulation, securitization and restructuring of the electric utility industry; prolonged or recurring U.S. federal government shutdowns; changes in U.S. trade policies (including tariffs and other trade measures) and responses from other countries; the ability to build or acquire generation, battery storage and transmission facilities to meet the future demand for electricity from customers; the ability to control costs, avoid costs and schedule overruns during the development, construction and operation of generation, battery storage, transmission, distribution or other projects due to challenges, which include, but are not limited to, changes in labor costs, availability and productivity, challenges with the management of contractors or vendors, subcontractor performance, shortages, delays, increased costs or inconsistent quality of equipment, materials and labor and increased financing costs as a result of changes in interest rates or as a result of project delays; decisions of regulators regarding, among other things, customer rates and the prudency of operational decisions such as capital expenditures and asset retirements; changes in applicable laws, regulations, rules, principles or practices, or the interpretations thereof, governing tax, accounting and environmental matters, including air and water quality and waste management and disposal; development, adoption and use of artificial intelligence by the Evergy Companies and its third-party vendors; the impact of climate change, including increased frequency and severity of significant weather events; risks relating to potential wildfires, including costs of litigation, potential regulatory penalties and damages in excess of insurance liability coverage; the extent to which counterparties are willing to do business with, finance the operations of or purchase energy from the Evergy Companies due to the fact that the Evergy Companies operate coal-fired generation; prices and availability of electricity and natural gas in wholesale markets; market perception of the energy industry and the Evergy Companies; the impact of future pandemic health events on, among other things, sales, results of operations, financial position, liquidity and cash flows, and also on operational issues, such as supply chain issues and the availability and ability of the Evergy Companies' employees and suppliers to perform the functions that are necessary to operate the Evergy Companies; changes in the energy trading markets in which the Evergy Companies participate, including retroactive repricing of transactions by regional transmission organizations (RTO) and independent system operators; financial market conditions and performance, disruptions in the banking industry, including volatility in interest rates and credit spreads and in availability and cost of capital and the effects on derivatives and hedges and ability to obtain capital to finance large construction projects, nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments including new large data center customers; impact of physical and cybersecurity breaches, criminal activity, terrorist attacks, acts of war and other disruptions to the Evergy Companies' facilities or information technology infrastructure or the facilities and infrastructure of third-party service providers on which the Evergy Companies rely; impact of geopolitical conflicts on the global energy market, including the ability to contract for non-Russian sourced uranium; ability to carry out marketing and sales plans; cost, availability, quality and timely provision of equipment, supplies, labor and fuel; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; the Evergy Companies' ability to manage their generation, transmission and distribution development plans and transmission joint ventures; the inherent risks associated with the ownership and operation of a nuclear facility, including environmental, health, safety, regulatory and financial risks; workforce risks, including those related to the Evergy Companies' ability to attract and retain qualified personnel, maintain satisfactory relationships with their labor unions and manage costs of, or changes in, wages, retirement, health care and other benefits; disruption, costs and uncertainties caused by or related to the actions of individuals or entities, such as activist shareholders or special interest groups, that seek to influence Evergy's strategic plan, financial results or operations; the impact of changing expectations and demands of the Evergy Companies' customers, regulators, investors and stakeholders, including differing views on environmental, social and governance concerns; the possibility that strategic initiatives, including mergers, acquisitions, joint ventures and divestitures, and long-term financial plans, may not create the value that they are expected to achieve in a timely manner or at all; difficulties in maintaining relationships with customers, employees, contractors, regulators or suppliers; the outcome of litigation involving the Evergy Companies; and other risks and uncertainties.
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

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AAO	Accounting authority order
ACE	Affordable Clean Energy
AEP	American Electric Power Company, Inc.
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income
AROs	Asset retirement obligations
ASC	Accounting Standards Codification
ATM Program	At-the-Market Program
ATRR	Annual Transmission Revenue Requirement
BSER	Best system of emission reduction
CAA	Clean Air Act
CARFR	Credit-adjusted risk-free rates
CCGT	Combined cycle gas turbine
CCN	Certificate of Convenience and Necessity
CCRs	Coal combustion residuals
CCS	Carbon capture and sequestration
CNO	Chief Nuclear Officer
CO2	Carbon dioxide
CO2e	Carbon dioxide equivalent
COLI	Corporate-owned life insurance
Crossroads	Crossroads Energy Center
CSAPR	Cross-State Air Pollution Rule
CT	Combustion turbine
CTO	Chief Technology Officer
CWIP	Construction work in progress
Dogwood	Dogwood Energy Center
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
ESA	Electric service agreement
ESG	Environmental, social and governance
Evergy	Evergy, Inc. and its consolidated subsidiaries
Evergy Board	Evergy Board of Directors
Evergy Companies	Evergy, Evergy Kansas Central, and Evergy Metro, collectively, which are individual registrants within the Evergy consolidated group
Evergy Kansas Central	Evergy Kansas Central, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Kansas Central Mortgage Indenture	Evergy Kansas Central Mortgage Indenture and Deed of Trust dated as of July 1, 1939, as amended and supplemented
Evergy Kansas South	Evergy Kansas South, Inc., a wholly-owned subsidiary of Evergy Kansas Central

Abbreviation or Acronym	Definition
Evergy Kansas South Mortgage Indenture	Evergy Kansas South Mortgage Indenture and Deed of Trust dated as of April 1, 1940, as amended and supplemented
Evergy Metro	Evergy Metro, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Metro Mortgage Indenture	Evergy Metro General Mortgage Indenture and Deed of Trust dated as of December 1, 1986, as amended and supplemented
Evergy Missouri West	Evergy Missouri West, Inc., a wholly-owned subsidiary of Evergy
Evergy Missouri West Mortgage Indenture	Evergy Missouri West First Mortgage Indenture and Deed of Trust, dated as of March 1, 2022, as supplemented
Evergy Missouri West Storm Funding	Evergy Missouri West Storm Funding I, LLC
Evergy Transmission Company	Evergy Transmission Company, LLC
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FER	Facility Evaluation Report
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
FMBs	First Mortgage Bonds
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
Great Plains Energy	Great Plains Energy Incorporated
IBEW	International Brotherhood of Electrical Workers
IRA	Inflation Reduction Act
HB	House Bill
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ITFIP	Interstate Transport Federal Implementation Plans
ITSIP	Interstate Transport State Implementation Plans
JEC	Jeffrey Energy Center
KCC	State Corporation Commission of the State of Kansas
KDHE	Kansas Department of Health & Environment
KEEIA	Kansas Energy Efficiency Investment Act
kV	Kilovolt
kWh	Kilowatt hour
LEC	Lawrence Energy Center
LLPS	Large Load Power Service
MDNR	Missouri Department of Natural Resources
MEEIA	Missouri Energy Efficiency Investment Act
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
NERC	North American Electric Reliability Corporation
NIST CSF	National Institute of Standards and Technology Cybersecurity Framework
NIST RMF	National Institute of Standards and Technology Risk Management Framework
NOL	Net operating loss

Abbreviation or Acronym	Definition
NRC	Nuclear Regulatory Commission
OBBBA	One Big Beautiful Bill Act
OCI	Other comprehensive income
PISA	Plant-in-service accounting
Prairie Wind	Prairie Wind Transmission, LLC, 50% owned by Evergy Kansas Central
PRB	Powder River Basin
PTC	Production tax credit
RSU	Restricted share unit
RTO	Regional transmission organization
Scope 1	Direct greenhouse gas emissions that occur from sources that are controlled or owned by an organization
Scope 2	Indirect greenhouse gas emissions associated with the purchase of electricity, steam, heat or cooling
SB	Senate Bill
SCGT	Simple cycle gas turbine
SEC	Securities and Exchange Commission
Securitized Bonds	Securitized Utility Tariff Bonds
SIP	State implementation plan
SPP	Southwest Power Pool, Inc.
TCR	Transmission congestion rights
TDC	Transmission delivery charge
TFR	Transmission formula rate
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by Evergy Transmission Company
UGSOA	United Government Security Officers of America
VaR	Value at Risk
VIE	Variable interest entity
WACC	Weighted average cost of capital
Wolf Creek	Wolf Creek Generating Station

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
Evergy Kansas Central, Evergy Kansas South, Evergy Metro, and Evergy Missouri West conduct business in their respective service territories using the name Evergy. The Evergy Companies assess financial performance and allocate resources on a consolidated basis (i.e., operate in one segment). Evergy serves approximately 1.7 million customers located in Kansas and Missouri. Customers include approximately 1.5 million residences, 0.2 million commercial firms and 7,400 industrials, municipalities and other electric utilities. Evergy is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter.
Evergy expects to continue operating its integrated utilities within the currently existing regulatory frameworks and is focused on enabling economic development across all of its service territories to strengthen the communities it serves and meet existing and future customer electricity demand growth through the continued evolution of its generation, transmission and distribution systems. Evergy will remain focused on consistently delivering on its affordability, reliability and sustainability objectives and delivering competitive long-term returns to shareholders, including growth in earnings per share and targeting a 50%-60% dividend payout ratio. The core tenets of Evergy's strategy are as follows:
•Affordability – maintaining affordable rates while investing in infrastructure and technology to support growth and prosperity;
•Reliability – targeting top-tier performance in reliability, customer service and generation; and
•Sustainability – advancing an "all-of-the-above" generation portfolio.
See Item 7, Management's Discussion and Analysis of Financial Operations (MD&A) – Executive Summary – Strategy, for additional information.
The table below summarizes the percentage of Evergy's revenues by customer class.

	2025	2024	2023
Residential	37%	37%	37%
Commercial	33%	34%	33%
Industrial	11%	12%	12%
Wholesale	5%	5%	7%
Transmission	9%	8%	7%
Other	5%	4%	4%
Total	100%	100%	100%
The table below summarizes the percentage of Evergy's retail electricity sales volumes by customer class.

	2025	2024	2023
Residential	37%	37%	37%
Commercial	44%	43%	43%
Industrial	19%	20%	20%
Total	100%	100%	100%
Regulation
Evergy Kansas Central and Evergy Metro's Kansas operations are regulated by the State Corporation Commission of the State of Kansas (KCC) and Evergy Metro's Missouri operations and Evergy Missouri West are regulated by the Public Service Commission of the State of Missouri (MPSC), in each case with respect to retail rates, certain accounting matters, standards of service and, in certain cases, the issuance of securities, certification of facilities and service territories. The Evergy Companies are also subject to regulation by the Federal Energy Regulatory Commission (FERC) with respect to transmission, wholesale sales and rates, the issuance of securities in certain cases and other matters. Evergy has an indirect 94% ownership interest in Wolf Creek Generating Station (Wolf Creek), which is subject to regulation by the Nuclear Regulatory Commission (NRC) with respect to licensing, operations and safety-related requirements.
The table below summarizes the rate orders in effect for Evergy Kansas Central's, Evergy Metro's and Evergy Missouri West's retail rate jurisdictions.

	Regulator	Allowed Return on Equity	Effective Date
Evergy Kansas Central(a)	KCC	9.7% (b)	October 2025
Evergy Metro - Kansas	KCC	9.4% (b)	December 2023
Evergy Metro - Missouri	MPSC	(c)	January 2023
Evergy Missouri West	MPSC	(c)	January 2025
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
Evergy expects its 2026 Kansas and Missouri jurisdictional retail revenues to be approximately 60% and 40%, respectively, based on historical averages of Evergy Kansas Central's, Evergy Metro's and Evergy Missouri West's total retail revenues.
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
Evergy's total capacity by fuel type, including both owned generating capacity and power purchase agreements, is detailed in the table below.

Fuel Type	Estimated 2026 MW Capacity	Percent of Total Capacity
Coal	5,930	37%
Wind(a)	4,525	29
Natural gas and oil	4,229	27
Uranium	1,106	7
Solar and landfill gas	22	—
Total capacity	15,812	100%
(a) MWs are based on nameplate capacity of the wind facility. Includes owned generating capacity of 778 MWs and long-term power purchase agreements of approximately 3,747 MWs of wind generation that expire from 2028 through 2048. See Item 2, Properties, for additional information.

Evergy has also entered into multiple firm capacity agreements with effective dates beginning between 2025 and 2028 to help it meet its projected load capacity requirements. These agreements total approximately 600 MWs and contain various expiration dates ranging between 2029 and 2033.
Evergy's projected peak summer demand for 2026 is approximately 11,200 MWs. Evergy expects to meet its projected capacity requirements for 2026 with its existing generation assets and power purchases. See "Modernizing and Expanding Evergy's Generation Fleet" below for further information regarding Evergy's long-term strategy with regard to its generating assets and power purchases.
Evergy Kansas Central, Evergy Metro and Evergy Missouri West are members of the SPP. The SPP is a FERC-approved RTO with the responsibility to ensure reliable power supply, adequate transmission infrastructure and competitive wholesale electricity prices in the region. As SPP members, Evergy Kansas Central, Evergy Metro and Evergy Missouri West were required to maintain a minimum reserve margin of 15% for 2025. Beginning in 2026, Evergy Kansas Central, Evergy Metro and Evergy Missouri West will be required to maintain a minimum reserve margin of 16%. This net positive supply of capacity is maintained through generation asset ownership, capacity agreements, power purchase agreements and peak demand reduction programs. The reserve margin is designed to support reliability of the region's electric supply.
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
Modernizing and Expanding Evergy's Generation Fleet
Evergy is committed to a long-term strategy focused on affordability, reliability and sustainability, including fostering economic development in Kansas and Missouri by supporting the attraction of new businesses and large load customers while ensuring protections for existing customers through key safeguards included in the Large Load Power Service (LLPS) rate plans.
Evergy’s generation portfolio balances various fuel types which have historically provided cost and reliability benefits. For example, because renewable generation can be intermittent, a portfolio with dispatchable baseload generation that relies on varying fuel types, including a mix of uranium, coal and natural gas, has helped to maintain a consistent availability of power. In addition, the Evergy Companies must prudently utilize the generation assets that regulators have allowed the Evergy Companies to include in rates. The Evergy Companies use an integrated resource plan (IRP), a detailed analysis that estimates factors that influence the future supply and demand for electricity, to inform the manner in which they supply electricity. The IRP considers forecasts of future electricity demand, fuel prices, transmission improvements, new generating capacity, cost of environmental compliance, integration of renewables, energy storage, energy efficiency and demand response initiatives, among other factors. The modernization of Evergy's generation fleet over time is expected to result in ongoing reductions in emissions. Strategies that the Evergy Companies are pursuing to modernize and expand the generation fleet include:
•developing natural gas and renewable energy facilities;
•exploring opportunities to add battery energy storage systems and nuclear generation;
•grid investment and advancement;
•collaborating with regulators to offer customers the opportunity to procure electricity produced with renewable resources; and
•investing in customer energy efficiency programs.
Since 2005, the Evergy Companies have added over 4,500 MWs of renewable generation capacity, while retiring more than 2,400 MWs of fossil generation. The fleet modernization steps outlined above will allow Evergy to support economic expansion in Kansas and Missouri and, as reflected in Evergy's IRPs, are expected in the future to be accompanied by the retirement of older coal-fired generation units and/or the conversion of coal-fired generation resources to natural gas.
This generation modernization is expected to have a corresponding impact on CO2 emissions, continuing a long-term downward trend. In 2025, Evergy's total CO2 emissions from owned generation units were nearly 50% lower than 2005 levels. Through the ongoing modernization of its generation fleet, Evergy has a long-term goal to achieve net-zero carbon dioxide equivalent (CO2e) emissions, for scope 1 and scope 2 emissions, by 2050, a time frame that is consistent with the majority of industry peers with stated net-zero emissions goals. The trajectory and timing of achieving Evergy's long-term emissions reduction goal is expected to be dependent on the evolution of Evergy's IRPs and many external factors, including enabling technology developments, trends in total demand for electricity, the reliability of the power grid, availability of transmission capacity and supportive energy policies and regulations, among other external factors. See "Cautionary Statements Regarding Certain Forward-Looking Information" and Part I, Item 1A. Risk Factors, for additional information.
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

Fuel
The fuel sources for Evergy's owned generation and power purchase agreements are coal, wind and other renewable sources, uranium and natural gas and oil. The actual 2025 fuel mix and fuel cost in cents per net kilowatt hour (kWh) delivered are outlined in the following table.

		Fuel cost in cents per
	Fuel Mix(a)	net kWh delivered
	Actual	Actual
Fuel	2025	2025
Coal	47%	2.27¢
Wind, landfill gas and solar (b)	28	1.83
Uranium	18	0.64
Natural gas and oil	7	4.47
Total	100%	2.02
(a) Fuel mix based on percent of net MWhs generated by owned resources and delivered under renewable power purchase agreements.
(b) Fuel cost in cents per net kWh delivered includes costs associated with renewable power purchase agreements.
Coal
During 2026, Evergy's generating units, including jointly-owned units, are projected to use approximately 16 million tons of coal. Evergy Kansas Central, Evergy Metro and Evergy Missouri West have entered into coal-purchase contracts with various suppliers in Wyoming's Powder River Basin (PRB), the nation's principal supply region of low-sulfur coal, and with local suppliers. The coal to be provided under these contracts is expected to satisfy approximately 75%, 55% and 40% of the projected coal requirements for 2026, 2027 and 2028, respectively. The remainder of the coal requirements is expected to be fulfilled through entering into additional contracts or spot market purchases.
Evergy Kansas Central, Evergy Metro and Evergy Missouri West have also entered into rail transportation contracts with various railroads to transport coal from the PRB and local suppliers to their generating units. The transportation services to be provided under these contracts are expected to satisfy 70%, 25% and 25% of the projected transportation requirements for 2026, 2027 and 2028, respectively. The contract rates adjust for changes in railroad costs.
Nuclear Fuel
Evergy Kansas South and Evergy Metro each own 47% of Wolf Creek, which is Evergy's only nuclear generating unit. Wolf Creek purchases uranium and has it processed for use as fuel in its reactor. This process involves conversion of uranium concentrates to uranium hexafluoride, enrichment of uranium hexafluoride and fabrication of nuclear fuel assemblies. The owners of Wolf Creek have on hand or under contract all the uranium, uranium enrichment and conversion services needed to operate Wolf Creek through 2030. The owners also have under contract all the nuclear fuel assembly fabrication services required to operate Wolf Creek through 2045.
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
Evergy Kansas Central, Evergy Metro and Evergy Missouri West maintain various natural gas transportation arrangements. These agreements expire based on the generating unit being served with expiration dates from 2026 to 2031.

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
In Missouri, Evergy Metro and Evergy Missouri West currently offer a suite of energy efficiency programs for customers under the Missouri Energy Efficiency Investment Act (MEEIA). The MPSC has approved a portfolio of MEEIA programs that run through 2027. The MEEIA programs provide for the recovery of program costs, throughput disincentive and the opportunity to earn an incentive based upon certain program costs or demand savings achieved. The costs of the programs are recovered from customers through a rider mechanism.
In Kansas, Evergy Kansas Central and Evergy Metro currently offer a suite of energy efficiency programs for customers under the Kansas Energy Efficiency Investment Act (KEEIA). The KCC has approved a portfolio of KEEIA programs that run through February 2028. The KEEIA programs provide for the recovery of program costs, throughput disincentive and the opportunity to earn a performance incentive based primarily upon demand and energy savings achieved. The costs of the programs are recovered through a rider mechanism.
Human Capital Resources
As of December 31, 2025, the Evergy Companies had 4,691 employees, including 2,479 represented by five local unions of the International Brotherhood of Electrical Workers (IBEW) and one local union of the United Government Security Officers of America (UGSOA). The Evergy Companies' labor agreements expire at varying times from 2026 through 2028. The Evergy Companies employ 1,882 generation employees, 1,468 transmission and distribution employees and 1,341 support employees that work primarily in the states of Kansas and Missouri.
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
Evergy offers a competitive package of compensation and benefits to attract and retain talented employees, including market-competitive pay, healthcare and retirement benefits, paid time off, family leave and tuition reimbursement. Evergy also encourages employees to participate in a comprehensive well-being program that includes health and wellness-related activities and incentives, employee resource groups, gym membership reimbursement, paid volunteer hours, charitable donation match and free access to an employee assistance program.

Information About Evergy's Executive Officers
Set forth below is information relating to the executive officers of Evergy, Inc. Each executive officer holds the same position with each of Evergy Kansas Central, Inc., Evergy Metro, Inc., Evergy Kansas South, Inc. and Evergy Missouri West, Inc. as the executive officer holds with Evergy, Inc. Executive officers serve at the pleasure of Evergy's Board of Directors (Evergy Board). There are no family relationships among any of the executive officers, nor any arrangements or understandings between any executive officer and other persons pursuant to which he or she was appointed as an executive officer.

Name	Age	Current Position(s)	Year First Assumed an Officer Position
David A. Campbell (a)	57	Chairman, President and Chief Executive Officer	2021
W. Bryan Buckler (b)	53	Executive Vice President and Chief Financial Officer	2024
Charles A. Caisley (c)	52	Executive Vice President, Utility Operations and Chief Customer Officer	2011
John T. Bridson (d)	56	Senior Vice President, Generation and Operations Support	2025
Lesley L. Elwell (e)	55	Senior Vice President, Chief People Officer	2021
Heather A. Humphrey (f)	55	Senior Vice President, General Counsel and Corporate Secretary	2010
Charles L. King (g)	61	Senior Vice President and Chief Technology Officer	2013
Cleveland O. Reasoner (h)	60	Senior Vice President and Chief Nuclear Officer	2025
Matthew B. Gummig (i)	40	Vice President and Chief Accounting Officer	2025
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
(c)Mr. Caisley was appointed Executive Vice President, Utility Operations and Chief Customer Officer of Evergy, Inc. effective October 2025. Mr. Caisley previously served as Executive Vice President, Public Affairs and Chief Customer Officer of Evergy, Inc. (2024-2025) and as Senior Vice President, Public Affairs and Chief Customer Officer of Evergy, Inc. (2021-2024). He previously served as Senior Vice President, Marketing and Public Affairs and Chief Customer Officer of Evergy, Inc. (2018-2021). Mr. Caisley served as Vice President - Marketing and Public Affairs of Great Plains Energy Incorporated (Great Plains Energy), Evergy Metro and Evergy Missouri West (2011-2018). He was Senior Director of Public Affairs (2008-2011) and Director of Governmental Affairs of Evergy Metro (2007-2008).
(d)Mr. Bridson was appointed Senior Vice President, Generation and Operations Support of Evergy, Inc., effective October 2025. Mr. Bridson previously served as Vice President, Generation of Evergy, Inc. (2019-2025). He previously served as Senior Vice President, Generation and Marketing of Evergy Kansas Central (2015-2018). He joined Evergy Kansas Central in 1993 and held several positions with the company, including Vice President of Generation, Executive Director of Generation, Executive Director of Lawrence Energy Center, Executive Director of Gas-fired Power Plants, Director of Operations and Plant Engineer at Jeffrey Energy Center.
(e)Ms. Elwell currently serves as Senior Vice President, Chief People Officer of Evergy, Inc. Ms. Elwell previously served as Senior Vice President and Chief Human Resources Officer of Evergy, Inc. (2021-2023). Ms. Elwell previously served as Chief People Officer at J.E. Dunn Construction Company (2017-2021), as Vice President People Strategy / HR Business Partner of Walmart Corporation (2016-2017), as Vice President HR Business Partner Operations at DIRECTV, Inc. (2012-2015), and in various roles of increasing responsibility, including as Vice President, with Sprint Corporation (1997-2012; 2015-2016).

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
(h)Mr. Reasoner was appointed Senior Vice President and Chief Nuclear Officer of Evergy, Inc., effective October 2025. Mr. Reasoner previously served as Vice President and Chief Nuclear Officer of Evergy, Inc (2019-2025). Mr. Reasoner also serves as President and Chief Executive Officer, Board of Directors Member, Chief Nuclear Officer and Treasurer of Wolf Creek Nuclear Operating Corporation (2019-present). He previously served as Senior Vice President, Chief Nuclear Officer of Wolf Creek Nuclear Operating Corporation (2018-2019) and Site Vice President of Wolf Creek Nuclear Operating Corporation (2014-2018). Prior to joining Wolf Creek Nuclear Operating Corporation, Mr. Reasoner served as Vice President of Engineering at Ameren Corporation's Callaway nuclear power plant and Site Vice President (2009-2014). Before joining Ameren's Callaway plant, Mr. Reasoner started his nuclear career at Arkansas Nuclear One and served in a variety of engineering roles.
(i)Mr. Gummig was appointed Vice President and Chief Accounting Officer of Evergy, Inc., effective April 2025. Mr. Gummig previously served as Director of External Reporting, Policy and Property Accounting of Evergy, Inc. (2023-2025). Prior to that, he held the position of Senior Manager of External Reporting and various other roles of increasing responsibility within Evergy, Inc.'s accounting organization (2012-2023). Mr. Gummig also served in various roles within the assurance practice of Ernst & Young (2009-2011).
Evergy Kansas Central, Inc.
Evergy Kansas Central, a Kansas corporation incorporated in 1924 and headquartered in Topeka, Kansas, is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity. Evergy Kansas Central serves approximately 751,000 customers located in central and eastern Kansas. Customers include approximately 651,100 residences, 94,800 commercial firms, and 5,100 industrials, municipalities and other electric utilities. Evergy Kansas Central's retail revenues averaged approximately 74% of its total operating revenues over the last three years. Wholesale firm power, bulk power sales, transmission and miscellaneous electric revenues accounted for the remainder of Evergy Kansas Central's revenues. Evergy Kansas Central is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter.
Evergy Metro, Inc.
Evergy Metro, a Missouri corporation incorporated in 1922 and headquartered in Kansas City, Missouri, is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity. Evergy Metro serves approximately 591,800 customers located in western Missouri and eastern Kansas. Customers include approximately 524,800 residences, 65,200 commercial firms, and 1,800 industrials, municipalities and other electric utilities. Evergy Metro's retail revenues averaged approximately 88% of its total operating revenues over the last three years. Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of Evergy Metro's revenues. Evergy Metro is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter. Missouri and Kansas jurisdictional retail revenues for Evergy Metro averaged approximately 55% and 45%, respectively, of total retail revenues over the last three years.

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
Furthermore, there remains uncertainty in the near-term outlook as to whether inflation will remain elevated compared to pre-pandemic inflation rates. Increases in inflation raise the Evergy Companies' costs for labor, materials and services, and a failure to recover these increased costs could result in under-recovery.
While the inflation rate and prices have increased, the Evergy Companies, and the energy industry as a whole, have experienced an upward trend in spending, especially with respect to new generation and infrastructure investments, which is likely to continue in the foreseeable future and could result in more frequent rate cases and requests for, and the continuation of, cost recovery mechanisms. The cost recovery efforts could face resistance from customers and other stakeholders especially in a rising cost environment, whether due to inflation or high fuel prices or otherwise, and/or in periods of economic decline or hardship. Significant increases in costs also could increase financing needs and otherwise adversely affect the Evergy Companies' business, financial position, results of operation or cash flows.
The Evergy Companies' business and capital investment plan calls for significant investment in capital improvements and additions, including the construction or acquisition of additional generation and transmission facilities, interconnection with data centers and modernizing existing infrastructure. Failure to timely recover the full investment costs of capital projects, the impact of renewable energy and energy efficiency programs, the impact of tariffs and trade policy, other utility costs and expenses due to regulatory disallowances, regulatory lag or other factors could lead to increased expenses, lowered credit ratings, reduced access to capital markets, increased financing costs, lower flexibility due to constrained financial resources and increased collateral security requirements or reductions or delays in planned capital expenditures.  In response to competitive, economic, political, legislative, public perception, customer affordability and regulatory pressures, Evergy's utility subsidiaries may be subject to rate moratoriums, rate refunds, limits on rate increases, lower allowed returns on investments or rate reductions, including phase-in plans designed to spread the impact of rate increases over an extended period for the benefit of customers. In addition, Transource, of which Evergy owns a 13.5% interest, is focused on the development of competitive electric transmission projects across the United States and faces similar risks with respect to projects located in regulatory jurisdictions outside of Kansas and Missouri. Any of these results could have a material adverse effect on the results of operations, financial position and cash flows of the Evergy Companies.
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
The Evergy Companies are subject to extensive and evolving federal, state and local environmental laws, regulations and permit requirements relating to air and water quality, waste management and hazardous substance disposal, protected natural resources (such as wetlands, federally-listed species and other protected wildlife) and health and safety. See Item 1. Business - Environmental Matters and Note 15 to the consolidated financial statements for additional information. In general, over time these laws and regulations have become increasingly stringent and compliance with these laws and regulations require an increasing share of capital and operating resources, which may reduce the resources available for other business objectives, including capital investments.
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
The EPA has begun issuing coal combustion residual (CCR) Part A and Part B rule extension application determinations for companies that applied for approval to operate unlined or clay-lined impoundments beyond April 2021. The Evergy Companies did not apply for an extension; however, the EPA's proposed determinations on applications include extensive CCR rule interpretations and compliance expectations that may impact all owners of CCR units. The new interpretations could require modified compliance plans such as different methods of CCR unit closure. Additionally, more stringent remediation requirements for units that are in corrective action or forced to go into corrective action could result in substantial costs or operational impacts.
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
Financial Risks:
Evergy’s business and capital investment plans depend, in part, on the viability of data centers and large load customers interconnecting with Evergy’s utility subsidiaries.
The Evergy Companies are experiencing current and projected load demands that exceed recent experience, creating a business need for new power generating resources and transmission facilities. Much of this demand is driven by interconnecting with and providing power to data centers and large load customers to serve an increasingly digital economy and to support artificial intelligence. The business and capital investment plans of the Evergy Companies are focused on meeting these current and projected needs. If these increased demands for electricity do not occur as projected or are not sustained as projected, for any reason, it could have a material adverse effect on the Evergy Companies' financial results.

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
The Evergy Companies plan to continue to make significant capital investments in natural gas and renewable generation and other forms of capacity and to enhance the customer experience, improve reliability and resiliency and improve efficiency, which are expected to be funded with cash flows from operations and issuances of debt, equity and hybrid securities. If cash flows from operations are lower than expected or the costs of these capital investments are higher than expected, additional debt, equity and hybrid securities will be required to fund the investments, which, in turn, may result in a decrease in the market value of Evergy's common stock, create pressure on the Evergy Companies' credit ratings or result in a ratings downgrade and increase their cost of capital. While the Evergy Companies currently expect sufficient available debt and equity capital from public and private funding sources, there is no guarantee such sources will be available in the future. Further, Evergy Kansas Central and

Evergy Metro have outstanding tax-exempt bonds with interest rates that are determined each week. The bondholders of these tax-exempt bonds are permitted to tender the tax-exempt bonds to the issuer for purchase and, if tendered, the issuer is obligated to purchase any such bonds that cannot be remarketed to other investors, which could adversely impact liquidity. Finally, market disruption and volatility could have an adverse impact on Evergy's lenders, suppliers and other counterparties or customers, causing them to fail to meet their obligations.
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
In addition, the Evergy Companies are subject to certain corporate and regulatory restrictions and financial covenants that could affect their ability to pay dividends.  Under the Federal Power Act, Evergy Kansas Central, Evergy Metro and Evergy Missouri West generally can pay dividends only out of retained earnings. Each of Evergy Metro and Evergy Missouri West has committed to Missouri regulators to not pay dividends to Evergy if its credit rating falls below BBB- for S&P Global Ratings or Baa3 for Moody's Investors Service. Each of Evergy Kansas Central and Evergy Metro has committed to Kansas regulators to not pay dividends to Evergy if (i) the payment would result in an increase in the utility's debt level (excluding short-term debt and debt due within one year) above 60 percent of its total capitalization, absent approval from the KCC or (ii) if its credit rating falls below BBB- for S&P Global Ratings or Baa3 for Moody's Investors Service. Under various debt agreements, the Evergy Companies are also required to maintain a consolidated indebtedness to consolidated total capitalization ratio of not more than 0.65 to 1.00, which could restrict the amount of dividends the Evergy Companies are permitted to pay. Evergy cannot guarantee dividends will be paid in the future or that, if paid, dividends will satisfy announced targets or investor expectations or be paid with the same frequency as in the past. Additionally, Evergy may not declare or pay any cash dividend or distribution on its capital stock during any period in which Evergy defers interest on its outstanding junior subordinated notes.
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
The operations and business plans of the Evergy Companies depend on the global supply chain to procure the equipment, materials and other resources necessary to build and provide services in a safe and reliable manner. The delivery of components, materials, equipment and other resources that are critical to the Evergy Companies' business operations and corporate strategy has been restricted by domestic and global supply chain uncertainty. This has resulted in the shortage of critical items. International tensions from any source, including the ramifications of regional conflict or increased tariffs, could further exacerbate the global supply chain uncertainty. These disruptions and shortages could adversely impact business operations and corporate strategy. The current presidential administration has implemented tariffs on certain imported goods and may impose additional tariffs. The constraints in the supply chain could restrict the availability and delay the construction, maintenance or repair of items that are needed to support normal operations or are required to execute on the Evergy Companies' corporate strategy for continued capital investment in utility equipment and impact the strategy to modernize its generation fleet. These disruptions and constraints could have a material adverse effect on the business, results of operations, financial position and cash flows of the Evergy Companies.

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
Changes in corporate tax rates or policy changes, as well as any inability to generate enough taxable income in the future to utilize all tax benefits before they expire, could have an adverse impact on the results of operations, financial position and liquidity of the Evergy Companies. In addition, the Evergy Companies construct and operate renewable energy facilities that generate tax credits that reduce federal income tax obligations. The Evergy Companies are also eligible under current law for production tax credits related to the generation of electricity from nuclear energy. The One Big Beautiful Bill Act (OBBBA) was signed into law on July 4, 2025. The OBBBA, among other things, changed most of the federal renewable energy initiatives. Furthermore, the amount of tax credits is dependent on several factors, including the amount of electricity produced and the applicable tax credit rate. A variety of factors, including transmission constraints, IRS interpretation on eligibility as well as the calculation of the credits, a change in law or regulation, the ability to timely complete construction of renewable energy facilities, adverse weather conditions and breakdown or failure of equipment, could significantly reduce these tax credits, which could have an adverse impact on the results of operations and financial position of the Evergy Companies.

The anticipated benefits of the Evergy Companies' strategy may not be realized.
The Evergy Companies' strategy includes maintaining rigorous cost management and planned increases in capital investment levels to meet expected electricity demand growth and economic development in their service territory. The Evergy Companies' strategy also includes a different mix of capital investments than has been pursued in the past, including significant capital investments in natural gas and renewable generation and battery storage capacity. The Evergy Companies' strategy is expected to result in the modernization and expansion of the generation fleet to support economic expansion in Kansas and Missouri and, as reflected in their IRPs, is expected in the future to be accompanied by the retirement of older coal-fired generation units and/or conversion of coal-fired generation resources to natural gas. If regulators determine that the modernization and expansion of the generation fleet or the retirement or conversion of coal generation facilities were not prudent, they could prohibit the Evergy Companies from recovering, or earning a return on, the investments in those facilities that were prudent when the investments were originally made. This concept is known as a "stranded asset," and generation retirements or conversion outside of those contemplated in the IRP increase the risk that regulators will disallow the recovery of otherwise prudent investments. In addition, the Evergy Companies may in the future utilize legislative mechanisms known as securitization to facilitate the retirement of coal-fired generation, which will eliminate future returns on the investment that was originally made by the Evergy Companies in those coal-fired generating facilities and reduce the Evergy's Companies' results of operations and financial position.
No assurance can be given that the expected electricity demand growth and economic development in the Evergy Companies' service territory will occur, or that the Evergy Companies will be successful in implementing their strategy in a timely manner or at all, and a failure to do so could have a material adverse effect on the results of operations, financial position and cash flows of the Evergy Companies and have an adverse impact on the price of Evergy’s common stock.
The price of Evergy common stock may experience volatility.
The price of Evergy common stock may be volatile. Some of the factors that could affect the price of Evergy common stock are Evergy's earnings; the ability of the Evergy Companies to implement their strategic plan; the ability of Evergy to deploy capital; actions by regulators including authorized return on equity and equity capital structure levels that could impact the ability to attract capital; anticipated demand for electricity from large load customers not occurring as projected or not sustained as projected; and statements in the press or investment community about the Evergy Companies' strategy, earnings per share or growth prospects, results of operations or financial position. Negative perceptions or publicity from increasing scrutiny of environmental, social and governance practices could also adversely impact Evergy's stock price. Also, individuals or entities, such as activist shareholders and special interest groups, may seek to influence the Evergy Companies' strategic plan or take other actions that could disrupt the Evergy Companies' business, financial results or operations and could adversely impact Evergy's stock price. In addition, the Evergy Companies operate almost exclusively in Kansas and Missouri and this concentration may increase exposure to risks arising from unique local or regional factors. Furthermore, domestic and international market conditions and economic factors and political events unrelated to the performance of Evergy (including geopolitical conflicts) may also affect Evergy's stock price. For these reasons, shareholders should not rely on historical trends in the price of Evergy common stock to predict the future price of Evergy's common stock.
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
Customer and Weather-Related Risks:
Evergy is subject to wildfire risk.
Wildfires have the potential to negatively affect communities within the Evergy Companies' service territories and the surrounding areas, as well as its network of electric transmission and distribution lines and facilities. The possibility of wildfires and the risk of damage to the Evergy Companies' network and facilities resulting therefrom may be exacerbated by severe weather events and the effects of climate change. The continued expansion of the wildland-urban interface has also increased wildfire risk to communities in the Evergy Companies' service territories. While the Evergy Companies proactively take steps to mitigate wildfire risk in the areas of its electrical assets, wildfire risk is always present. Kansas has enacted legislation that partially mitigates wildfire-related liability exposure for Kansas public utilities by establishing a two-year statute of limitations for wildfire-related claims and imposing a cap on punitive damages awarded under a fire-related claim. The law also requires plaintiffs to prove fire-related claims by a preponderance of the evidence. Despite these statutory limitations, the Evergy Companies could still be held liable for damages incurred as a result of wildfires or incur reputational harm if it was determined that the wildfires were caused by or enhanced due to any fault of the Evergy Companies. In addition, while the Evergy Companies maintain wildfire insurance, insurance coverage may not be sufficient to cover all losses the Evergy Companies may incur as a result of wildfires. Wildfires could also lead to significant financial distress, credit rating downgrades, limits on the ability to access capital markets and further increased costs for wildfire insurance or lack of availability thereof. Insufficient wildfire insurance coverage, increased wildfire insurance costs and a lack of wildfire insurance availability could adversely impact the Evergy Companies' results of operations, financial position and cash flows. Furthermore, any damage caused to the Evergy Companies' assets, loss of service to customers or liability imposed as a result of wildfires could negatively impact Evergy's results of operations, financial position and cash flows.
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
Technological advances, energy efficiency and other energy conservation measures have reduced and will continue to reduce customer electricity consumption. The Evergy Companies predominately generate electricity at central station power plants to achieve economies of scale and produce electricity at a competitive cost. Self-generation and distributed generation technologies, including microturbines, wind turbines, fuel cells and solar cells, as well as those related to the storage of energy produced by these systems, have become economically competitive with the manner and price at which the Evergy Companies sell electricity. There is also a perception that generating or storing electricity through these technologies is more environmentally friendly than generating electricity with fossil fuels. Increased adoption of these technologies could reduce electricity demand and the pool of customers from whom fixed costs are recovered, resulting in under recovery of the fixed costs of the Evergy Companies. Increased self-generation and the related use of net energy metering, which allows self-generating customers to receive bill credits for surplus power, could put upward price pressure on remaining customers. If the Evergy Companies are unable to adjust to reduced electricity demand and increased self-generation and net energy metering, their results of operations, financial position and cash flows could be adversely affected.
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
In addition, policy, legal and regulatory efforts to influence climate change, such as efforts to reduce GHG emissions, impose a tax on emissions and create incentives for low-carbon generation and energy efficiency, could result in reduced sales and require significant costs to respond to such efforts. These efforts could also result in the early retirement of generation facilities, which could result in stranded costs if regulators disallow recovery of investments that were prudent when originally made and included in rates. Evergy has a goal to achieve net-zero CO2e emissions, for scope 1 and 2 emissions, by 2050 through the responsible transition of the Evergy Companies' generation fleet. This time frame is consistent with the majority of industry peers with stated net-zero emissions goals. The trajectory and timing of achieving emissions reductions and the 2050 goal are expected to be dependent on the evolution of Evergy's IRPs and many external factors, including enabling technology developments, trends in the total demand for electricity, the reliability of the power grid, availability of transmission capacity, supportive energy policies and regulations, and other factors. These external factors are outside of Evergy's direct control, and without these enabling factors, Evergy cannot be confident in achieving its net-zero carbon reduction goal. Any of the foregoing could adversely affect the results of operations, financial position and cash flows of the Evergy Companies and the market prices of Evergy's common stock.
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
The Evergy Companies' technology networks and infrastructure, as well as the networks and infrastructure belonging to third-party service providers, are vulnerable to damage, disruptions or shutdowns due to attacks or breaches by hackers or other unauthorized third parties; error or malfeasance by employees, contractors or service providers; unintended consequences related to software or hardware upgrades, additions or replacements; malicious software code; vulnerabilities in third-party software code; telecommunication failures; the lack of availability of qualified employees and contractors; natural disasters or other catastrophic events; or criminal activity, terrorist attacks or acts of war. The Evergy Companies use technology to enable remote-working arrangements, which may increase or expose previously unknown vulnerabilities. Public reports have indicated an increase in cyberattacks in general due, in part, to employees working remotely and the proliferation of the different ways in which people interact with their technology infrastructure.
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
The cost and schedule of capital projects, including the construction of new natural gas and renewable generating facilities, may materially change and expected performance may not be achieved.
The Evergy Companies' business is capital intensive and includes significant construction projects.  The risks of any capital project include: actual costs may exceed estimated costs; regulators may disallow, limit or delay the recovery of all or part of the cost of, or a return on, a capital project; increased inflation or the imposition of tariffs on imported goods may render previously estimated costs to be inaccurate; delays due to regulatory or judicial action; risks associated with the capital and credit markets to fund projects; delays in receiving, or failure to receive, necessary permits, approvals and other regulatory authorizations; unforeseen engineering problems or changes in project design or scope; the failure of suppliers and contractors to perform as required under their contracts; inadequate availability or increased cost of labor or materials, including commodities such as steel, copper and aluminum that may be subject to uncertain or increased tariffs; inclement weather; new or changed laws, regulations and requirements, including environmental and health and safety laws, regulations and requirements; and other events beyond the Evergy Companies' control may occur that may materially affect the schedule, cost and performance of these projects.
The completion of capital projects, including the construction of natural gas and renewable generating facilities, involves substantial risks that could materially affect the Evergy Companies' financial condition, results of operations, or liquidity. The Evergy Companies' ability to complete capital projects in a timely and cost-effective manner and within budget is contingent upon many variables including on the availability of adequate internal and external resources, such as employees and qualified contractors and the availability of materials. The Evergy Companies have selected a single vendor to supply the power island equipment to its new natural gas plants. The Evergy Companies face the potential of project delays if the vendor is unable to meet contractual deadlines. Causes and impacts could include material constraints or disruptions, financial hardship, geopolitical issues, or permitting issues. The Evergy Companies have entered into certain equipment purchases ahead of regulatory approval in an attempt to adhere to anticipated project timelines and expected completion dates. If any of these projects are canceled for any reason, including failure to receive necessary regulatory approvals, supply chain issues and/or siting or environmental permits, significant cancellation penalties under the equipment purchase orders and construction contracts could occur. In addition, if any construction work or investments have been recorded as an asset, an impairment may need to be recorded in the event the project is canceled. These events could increase costs and have a material adverse impact on the Evergy Companies' results of operations, financial position and cash flows. See Part II, Item 7, MD&A - Liquidity and Capital Resources - Capital Expenditures for additional information.

These and other risks could also cause the Evergy Companies to defer or limit capital expenditures, materially increase the costs of capital projects, incur penalties from the SPP for insufficient capacity reserve margins, delay the in-service dates of projects, adversely affect the performance of the projects and require the purchase of electricity on the wholesale market, at potentially more expensive prices, until the projects are completed.  These risks may have a material adverse impact on the Evergy Companies' results of operations, financial position and cash flows.
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
A significant portion of the Evergy Companies' workforce is represented by five local unions of the IBEW and one local union of the UGSOA. The Evergy Companies currently have labor agreements that expire at varying times from 2026 through 2028. A failure to successfully negotiate these collective bargaining agreements could result in a labor disruption and have an adverse impact on the Evergy Companies' operations and results of operations.
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
Evergy Kansas Central, Evergy Metro and Evergy Missouri West are members of the SPP regional transmission organization, and each has transferred operational authority (but not ownership) of their transmission facilities to the SPP. The SPP's Integrated Marketplace determines which generating units among market participants should run, within the operating constraints of a unit, at any given time. The SPP's rules are primarily designed to provide for maximum cost-effectiveness. If Evergy Kansas Central's, Evergy Metro's or Evergy Missouri West's generating resources are not dispatched, each could experience decreased levels of wholesale electricity sales.
The Evergy Companies' strategic plan includes adding a significant amount of natural gas and renewable generation. Transmission constraints and delays in the transmission planning and construction processes could impair the ability of the Evergy Companies to sell and transmit electricity generated by these generation facilities, which could have an adverse impact on the results of operations, financial position and cash flows of the Evergy Companies.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
The Evergy Companies utilize an enterprise risk management framework to identify, evaluate and minimize risks. Risk management personnel meet annually with subject matter experts and each board member to identify and assess enterprise risk and also confer with each board member about the Evergy Companies' risk management profile. Evergy's Board has assigned primary oversight of enterprise risk management practices to the Audit Committee of the Evergy Board. At least annually, the Audit Committee reviews and discusses with management the Evergy Companies' enterprise risk management policies, processes, and frameworks, including conclusions reached regarding risk assessment and risk management.
Certain significant risks identified by the enterprise risk management process, such as cybersecurity, have a cross-functional team assigned to assess and manage the specific risk and may have oversight by a committee other than the Audit Committee. The Senior Vice President, Chief Technology Officer (CTO) and Senior Vice President, Chief Nuclear Officer (CNO), have overall accountability for the assessment, identification and management of cybersecurity risks on behalf of the Evergy Companies and Wolf Creek, respectively, subject to review by the Evergy Board and its committees. The CTO and CNO leverage the input and operations of the security management and operations team within each organizational structure. The security teams, comprised of cybersecurity professionals, lead the daily cyber risk mitigation efforts including cyber training of the workforce, threat monitoring, identification of potential cyber events and applicable compliance obligations. See Part I, Item 1, Business – Information about Evergy’s Executive Officers for a description of the CTO's and CNO's experience.

The Evergy Board has assigned primary oversight of cybersecurity risk to the Operations Committee of the Evergy Board. At each Operations Committee meeting, the CTO presents the Evergy Companies' cybersecurity metrics and scorecard performance; global, industry and Evergy-specific cybersecurity news; third-party assessments of the Evergy Companies' cybersecurity program; and industry benchmarking results. The Operations Committee meets regularly throughout the year and may meet more frequently or otherwise be informed of cybersecurity risk and incident information as needed. The CNO discusses with the Operations Committee risks specific to Wolf Creek, including cybersecurity risk. At least once each year, the Evergy Board receives a report from management on key business and compliance risks and related mitigation plans, and management discusses cybersecurity matters with the Evergy Board in connection with this report. The Evergy Companies also have a Security and Business Continuity Committee made up of internal security experts and several Evergy corporate officers. This committee meets bi-monthly to discuss relevant security and business continuity issues.
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

In addition, the Evergy Companies review many third parties with whom the Evergy Companies do business to understand and evaluate potential cybersecurity risks of engaging the third party and work with the third party to appropriately mitigate identified risks, as needed. Among other measures, certain third parties are required to have processes in place to mitigate risk that data would be compromised, to become aware of cybersecurity incidents and to promptly notify the Evergy Companies of any cybersecurity incidents. Generally, the Evergy Companies retain the right to perform an assessment, audit, examination or review of all controls in the third parties' environment to monitor compliance with applicable cybersecurity agreements. The Evergy Companies may decide not to move forward with a third party that does not meet security requirements.
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

ITEM 2. PROPERTIES
Generation Resources

					Unit Capability (MW) By Owner(a)
Station	Unit No.	Location	Year Completed	Fuel	Evergy Kansas Central	Evergy Metro	Evergy Missouri West	Total Company Generation	Renewable Purchased Power		Total Generation and Renewable Purchased Power
Renewable Generation:
Central Plains		Kansas	2009	Wind	99	—	—	99	—		99
Flat Ridge		Kansas	2009	Wind	50	—	—	50	44	(b)	94
Flat Ridge 3		Kansas	2021	Wind	—	—	—	—	128	(b)	128
Western Plains		Kansas	2017	Wind	281	—	—	281	—		281
Meridian Way		Kansas	2008	Wind	—	—	—	—	96	(b)	96
Ironwood		Kansas	2012	Wind	—	—	—	—	168	(b)	168
Post Rock		Kansas	2012	Wind	—	—	—	—	201	(b)	201
Cedar Bluff		Kansas	2015	Wind	—	—	—	—	199	(b)	199
Kay Wind		Oklahoma	2015	Wind	—	—	—	—	200	(b)	200
Soldier Creek		Kansas	2020	Wind	—	—	—	—	300	(b)	300
Ninnescah		Kansas	2016	Wind	—	—	—	—	208	(b)	208
Kingman 1		Kansas	2016	Wind	—	—	—	—	37	(b)	37
Kingman 2		Kansas	2016	Wind	—	—	—	—	103	(b)	103
Rolling Meadows		Kansas	2010	Landfill Gas	—	—	—	—	6	(b)	6
Hutchinson Solar		Kansas	2017	Solar	—	—	—	—	1	(b)	1
Ponderosa		Oklahoma	2020	Wind	—	—	—	—	178	(c)	178
Cimarron II		Kansas	2012	Wind	—	—	—	—	131	(d)	131
Cimarron Bend III		Kansas	2020	Wind	—	—	—	—	150	(e)	150
Spearville 1		Kansas	2006	Wind	—	101	—	101	—		101
Spearville 2		Kansas	2010	Wind	—	48	—	48	—		48
Spearville 3		Kansas	2012	Wind	—	—	—	—	101	(d)	101
Gray County		Kansas	2001	Wind	—	—	—	—	110	(f)	110
Ensign		Kansas	2012	Wind	—	—	—	—	99	(f)	99
Waverly		Kansas	2016	Wind	—	—	—	—	200	(d)	200
Slate Creek		Kansas	2015	Wind	—	—	—	—	150	(d)	150
Rock Creek		Missouri	2017	Wind	—	—	—	—	300	(g)	300
Osborn		Missouri	2016	Wind	—	—	—	—	201	(g)	201
Pratt		Kansas	2018	Wind	—	—	—	—	243	(g)	243
Greenwood Solar		Missouri	2016	Solar	—	—	3	3	—		3
Prairie Queen		Kansas	2019	Wind	—	—	—	—	200	(g)	200
St Joseph Landfill		Missouri	2012	Landfill Gas	—	—	2	2	—		2
Persimmon Creek		Oklahoma	2018	Wind	199	—	—	199	—		199
Hawthorn Solar		Missouri	2023	Solar	—	7	3	10	—		10
Total Renewable Generation:					629	156	8	793	3,754		4,547

						Unit Capability (MW) By Owner(a)
Station	Unit No.		Location	Year Completed	Fuel	Evergy Kansas Central	Evergy Metro	Evergy Missouri West	Total Company Generation	Renewable Purchased Power	Total Generation and Renewable Purchased Power
Nuclear:
Wolf Creek	1	(h)	Kansas	1985	Uranium	553	553	—	1,106	—	1,106
Total Nuclear:						553	553	—	1,106	—	1,106
Coal:
Jeffrey Energy Center			Kansas
Steam Turbines	1 - 3	(h)		1978, 1980 &1983	Coal	2,008	—	175	2,183	—	2,183
Lawrence Energy Center			Kansas
Steam Turbines	4 & 5			1960, 1971	Coal	488	—	—	488	—	488
La Cygne			Kansas
Steam Turbines	1 & 2	(h)(i)		1973, 1977	Coal	713	713	—	1,426	—	1,426
Iatan			Missouri
Steam Turbines	1 & 2	(h)		1980, 2010	Coal	—	983	288	1,271	—	1,271
Hawthorn			Missouri
Steam Turbines	5	(j)		1969	Coal	—	562	—	562	—	562
Total Coal:						3,209	2,258	463	5,930	—	5,930
Gas and Oil:
Emporia Energy Center			Kansas
Combustion Turbines	1 - 7			2008 - 2009	Natural Gas	654	—	—	654	—	654
Gordon Evans Energy Center			Kansas
Combustion Turbines	1 - 3			2000 - 2001	Natural Gas	300	—	—	300	—	300
Hutchinson Energy Center			Kansas
Combustion Turbines	1 - 3			1974	Natural Gas	167	—	—	167	—	167
	4			1975	Oil	70	—	—	70	—	70
Spring Creek Energy Center			Oklahoma
Combustion Turbines	1 - 4			2001	Natural Gas	294	—	—	294	—	294
State Line			Missouri
Combined Cycle	1 - 3	(h)		2001	Natural Gas	211	—	—	211	—	211
Hawthorn			Missouri
Combined Cycle	6 & 9			2000	Natural Gas	—	242	—	242	—	242
Combustion Turbines	7 & 8			2000	Natural Gas	—	157	—	157	—	157
West Gardner			Kansas
Combustion Turbines	1 - 4			2003	Natural Gas	—	315	—	315	—	315

						Unit Capability (MW) By Owner(a)
Station	Unit No.		Location	Year Completed	Fuel	Evergy Kansas Central	Evergy Metro	Evergy Missouri West	Total Company Generation	Renewable Purchased Power	Total Generation and Renewable Purchased Power
Gas and Oil (continued):
Osawatomie			Kansas
Combustion Turbines	1			2003	Natural Gas	—	77	—	77	—	77
Ralph Green			Missouri
Combustion Turbines	3			1981	Natural Gas	—	—	66	66	—	66
Nevada			Missouri
Combustion Turbines	1			1974	Oil	—	—	16	16	—	16
Lake Road			Missouri
Combustion Turbines	1 - 3			1951, 1958 & 1962	Natural Gas	—	—	49	49	—	49
	5 - 7			1974, 1989 & 1990	Oil	—	—	106	106	—	106
Steam Turbines	4			1967	Natural Gas	—	—	95	95	—	95
Northeast			Missouri
Combustion Turbines	11 - 18			1972 - 1977	Oil	—	394	—	394	—	394
South Harper			Missouri
Combustion Turbines	1 - 3			2005	Natural Gas	—	—	321	321	—	321
Greenwood Energy Center			Missouri
Combustion Turbines	1 - 4			1975 - 1979	Natural Gas	—	—	250	250	—	250
Crossroads Energy Center			Mississippi
Combustion Turbines	1 - 4			2002	Natural Gas	—	—	300	300	—	300
Dogwood Energy Center			Missouri
Combined Cycle	1 - 3	(h)		2002	Natural Gas	—	—	145	145	—	145
Total Gas and Oil						1,696	1,185	1,348	4,229	—	4,229
Total						6,087	4,152	1,819	12,058	3,754	15,812
(a) Capability (except for wind generating facilities) represents estimated 2026 net generating capacity. Capability for wind generating facilities represents the nameplate capacity. Due to the intermittent nature of wind generation, these facilities are associated with a total of 1,515 MWs of accredited generating capacity pursuant to SPP reliability standards.
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

Transmission and Distribution Resources
Evergy's electric transmission system interconnects with systems of other utilities for reliability and to permit wholesale transactions with other electricity suppliers. Evergy has approximately 10,200 circuit miles of transmission lines, 44,600 circuit miles of overhead distribution lines and 16,700 circuit miles of underground distribution lines in Missouri and Kansas. Evergy has all material franchise rights necessary to sell electricity within its retail service territory. Evergy's transmission and distribution systems are routinely monitored for adequacy to meet customer needs. Management believes the current system has adequate capacity to serve customers.
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

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
EVERGY, INC.
Evergy's common stock is listed on the Nasdaq Stock Market LLC under the symbol "EVRG." At February 11, 2026, Evergy's common stock was held by 14,484 shareholders of record.
Purchases of Equity Securities
The following table provides information regarding purchases by Evergy of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2025.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased(a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - 31	6,291	$76.35	—	—
November 1 - 30	—	—	—	—
December 1 - 31	2,520	$75.41	—	—
Total	8,811	$76.08	—	—
(a) Represents shares Evergy purchased for withholding taxes related to the vesting of restricted stock or restricted stock units.
Dividend Restrictions
For information regarding dividend restrictions, see Note 18 to the consolidated financial statements.
ITEM 6. RESERVED
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following combined MD&A should be read in conjunction with the consolidated financial statements and accompanying notes in this combined annual report on Form 10-K. None of the registrants make any representation as to information related solely to Evergy, Evergy Kansas Central or Evergy Metro other than itself. The following MD&A generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 can be found in MD&A in Part II, Item 7, of the Evergy Companies' combined annual report on Form 10-K for the fiscal year ended December 31, 2024 and are incorporated herein by reference.

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
Strategy
Evergy expects to continue operating its integrated utilities within the currently existing regulatory frameworks and is focused on enabling economic development across all of its service territories to strengthen the communities it serves and meet existing and future customer electricity demand growth through the continued evolution of its generation, transmission and distribution systems. Evergy will remain focused on consistently delivering on its affordability, reliability and sustainability objectives and delivering competitive long-term returns to shareholders, including growth in earnings per share and targeting a 50%-60% dividend payout ratio. The core tenets of Evergy's strategy are as follows:
•Affordability – maintaining affordable rates while investing in infrastructure and technology to support growth and prosperity;
•Reliability – targeting top-tier performance in reliability, customer service and generation; and
•Sustainability – advancing an "all-of-the-above" generation portfolio.
Significant elements of Evergy's plan to achieve its strategic objectives include:
•across the board, maintaining excellence in day-to-day operations. Safety-first, cost efficiency, infrastructure investment, new technology deployment and process improvement are crucial components of Evergy's vision and enable improvement in the important metrics of reliability, customer satisfaction and cost performance to the sustainable benefit of customers;

•fostering economic development in Kansas and Missouri by supporting the attraction of new businesses and large load customers while ensuring protections for existing customers through key safeguards included in the LLPS rate plans;
•targeting approximately $21.6 billion of expected capital investments through 2030 including new generation of approximately $9.3 billion which is expected to be primarily natural gas, renewable generation and battery storage capacity in support of historic economic development opportunities in Kansas and Missouri. See "Liquidity and Capital Resources - Capital Expenditures," for further information regarding Evergy's projected capital expenditures through 2030;
•adding new highly-efficient natural gas generation resources, renewable generation and storage to support economic growth in the region and to enable the ongoing modernization of Evergy's generation fleet, consistent with Evergy's "all-of-the-above" strategy to leverage a diverse set of fuel sources. The trajectory and timing of achieving emissions reductions relative to 2005 levels and Evergy's long-term emissions reductions goal are expected to be dependent on enabling technology developments, trends in total demand for electricity, the reliability of the power grid, availability of transmission capacity and supportive energy policies and regulations, among other external factors. See "Modernizing and Expanding Evergy's Generation Fleet" in Part I, Item 1. Business, for additional information; and
•accessing debt and equity capital markets to support the Evergy Companies' capital investment plans.
See "Cautionary Statements Regarding Certain Forward-Looking Information" and Part I, Item 1A. Risk Factors, for additional information.
Evergy Metro's 2026 Rate Case Proceeding
In February 2026, Evergy Metro filed an application with the MPSC to request an increase to its retail revenues of approximately $140 million. Evergy Metro's request reflected a return on equity of 10.5% (with a capital structure composed of 52% equity) and increases related to the recovery of infrastructure investments made to improve reliability and enhance customer service and the update of expenses to current levels of spend. New rates are expected to be effective in January 2027.
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
Large Load Power Service Rate Plans and Executed Large Customer Agreements
In February 2025, Evergy Kansas Central and Evergy Metro filed an application with the KCC and Evergy Metro and Evergy Missouri West filed an application with the MPSC seeking expedited approval of new comprehensive LLPS rate plans. In August 2025, Evergy Kansas Central, Evergy Metro, the KCC staff and other intervenors reached a unanimous settlement agreement for the LLPS rate plan which the KCC approved in November 2025. In September 2025, Evergy Metro, Evergy Missouri West and other intervenors agreed to a non-unanimous global stipulation and agreement for the LLPS rate plan which the MPSC approved in November 2025.

The LLPS rate plans are designed to establish a tariff framework for large load customers while including safeguards for existing customers to ensure that new large customers pay their cost of service and help defray costs that might be experienced by other customers. The provisions in the LLPS rate plans in both Kansas and Missouri apply to new or existing customers adding load in excess of 75 MWs. These plans have a term length of 12 years after a period of up to 5-years of transitional load. The minimum monthly bill requirement is set based on 80% of the customers' expected capacity demand and is applied to all demand-related bill elements and riders. Termination fees will be calculated as the minimum monthly bill requirement multiplied by the remaining months in the contract. New large load customers will also be required to post collateral equal to two years of minimum monthly bills at the time of signing the agreement, subject to established discounts based on creditworthiness. The Evergy Companies, at their discretion, may require additional collateral based on assessment of the overall creditworthiness of the counterparty.
In February 2026, the Evergy Companies signed electric service agreements (ESAs) with multiple large load customers to serve data centers with a projected peak steady state load of approximately 1,900 MWs. The ESAs relate to two new projects and the expansion of two separate projects previously announced. The ESAs' terms reflect the applicable provisions of the Evergy Companies’ LLPS rate plans and the service of these large load customers, inclusive of a 5-year transitional load period, is expected to begin at dates ranging from 2026 to 2028.
Federal Tax Reform
In July 2025, the OBBBA was signed into law by President Trump. The OBBBA contains a wide variety of tax reforms affecting businesses, including changes to clean energy production tax credits, which could impact the Evergy Companies' long-term generation resource planning. The Evergy Companies do not expect a material impact to their operations and consolidated financial results.
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
Natural Gas Plant Investments
The Evergy Companies use IRPs, detailed analyses that estimate factors that influence the future supply and demand for electricity, to inform the manner in which they supply electricity. The most recent IRPs incorporate the latest SPP resource adequacy requirements and anticipated load growth. Based on these and other factors, the IRPs indicated the addition of new supply side resources, including combined and simple cycle natural gas plants, would be needed.

In October 2024, Evergy announced its plan to construct two combined-cycle natural gas plants located in Kansas. Evergy Kansas Central and Evergy Missouri West will jointly-own each plant and expect each plant to have an initial generating capacity of approximately 705 MWs. The first plant, a combined cycle gas turbine (CCGT) facility located in Sumner County, is expected to begin operations by spring of 2029 and the second plant, a CCGT facility located in Reno County, is expected to begin operations by spring of 2030.
Additionally, Evergy Missouri West plans to construct a 440 MW simple-cycle natural gas plant located in Missouri. The plant is expected to begin operations in 2030.
In 2024, Evergy Kansas Central and Evergy Missouri West requested predetermination from the KCC and a Certificate of Convenience and Necessity (CCN) from the MPSC, respectively, for their planned natural gas investments. In July 2025, the KCC approved a non-unanimous partial settlement agreement regarding Evergy Kansas Central's investments in its planned natural gas plants. In July 2025, the MPSC approved a non-unanimous stipulation and agreement regarding Evergy Missouri West's investments in its planned natural gas plants. See "Applications for Predetermination" and "Requests for Certificate of Convenience and Necessity" in Note 4 to the consolidated financial statements for additional information regarding Evergy Kansas Central's and Evergy Missouri West's applications for predetermination and a CCN for their investments in these natural gas plants.
Renewable Plant Investments
Evergy Kansas Central intends to construct and own an approximately 159 MW solar generation facility, to be located in Douglas County Kansas, called Kansas Sky. In July 2024, a lawsuit was filed in the District Court of Douglas County, Grant Township, et al. v. Board of County Commissioners, requesting the court to overturn Douglas County's approval of the application to construct the solar generation facility. Due to the ongoing litigation, including the court's granting of an emergency injunction in December 2024 which temporarily prohibits the construction of the solar generation facility, Evergy Kansas Central is not able to estimate when the solar generation facility will begin operations. In July 2025, the KCC approved a unanimous partial settlement agreement for the Kansas Sky solar investment. See "Applications for Predetermination" in Note 4 to the consolidated financial statements for additional information regarding Evergy Kansas Central's application for predetermination for its investment in this renewable generating plant.
In 2024, Evergy Missouri West entered into agreements to own two solar generation facilities currently under development. The first facility, to be called Sunflower Sky, is a solar generation facility to be located in Kansas with an expected generating capacity of approximately 65 MWs. In September 2025, Evergy Missouri West acquired the Sunflower Sky solar facility assets from the developer and will complete construction of the facility. The second facility, to be called Foxtrot, is a solar generation facility to be located in Missouri with an expected generating capacity of approximately 100 MWs. In November 2025, Evergy Missouri West acquired the Foxtrot solar facility assets from the developer and will complete construction of the facility. The solar generation facilities are expected to begin operations by summer of 2027. In July 2025, the MPSC approved a unanimous stipulation and agreement regarding Evergy Missouri West's planned investments in the solar generation facilities. See "Requests for Certificate of Convenience and Necessity" in Note 4 to the consolidated financial statements for information regarding Evergy Missouri West's application for a CCN for its investment in these renewable generating plants.
Convertible Note Repurchases
In January and February 2026, Evergy, Inc. repurchased $244.1 million aggregate principal amount of its $1.4 billion aggregate principal amount of 4.50% Convertible Notes (Convertible Notes), under separate, privately negotiated repurchase agreements with certain holders of its Convertible Notes, for a total repurchase cost (excluding accrued and unpaid interest) of $308.6 million. After these January and February 2026 repurchases, $1,155.9 million aggregate principal amount of Convertible Notes remain outstanding. See "Convertible Notes" in Note 12 to the consolidated financial statements for additional information regarding Evergy, Inc.'s repurchase of Convertible Notes.
Regulatory Proceedings
See Note 4 to the consolidated financial statements for information regarding other regulatory proceedings.

Wolf Creek Refueling Outage
Wolf Creek's most recent refueling outage began in October 2025 and the unit returned to service in November 2025. Wolf Creek's next refueling outage is planned to begin in the spring of 2027.
Earnings Overview
The following table summarizes Evergy's net income and diluted earnings per share (EPS).

	2025	Change	2024
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$855.6	$(17.9)	$873.5
Earnings per common share, diluted	3.66	(0.13)	3.79
Net income attributable to Evergy, Inc. decreased in 2025, compared to the same period in 2024, primarily due to higher operating and maintenance, depreciation and interest expense, losses from non-regulated investments in early-stage clean energy and energy solution companies and lower proceeds from corporate-owned life insurance (COLI); partially offset by new Evergy Missouri West and Evergy Kansas Central retail rates effective in January and October 2025, respectively, and higher transmission revenues.
Diluted EPS decreased in 2025, compared to the same period in 2024, primarily due to the decrease in net income attributable to Evergy, Inc. discussed above in addition to a $0.05 per share decrease primarily due to dilution from Evergy's convertible notes.
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
Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) for 2025, were $893.8 million or $3.83 per share. For 2024, Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) were $877.9 million or $3.81 per share.
In addition to net income attributable to Evergy, Inc. and diluted EPS, Evergy's management uses adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) to evaluate earnings and EPS without:
i.the realized losses, unrealized losses and impairment losses from non-regulated investments in early-stage clean energy and energy solution companies and costs related to the disposal of these investments;
ii.the mark-to-market impacts of economic hedges related to Evergy Kansas Central's 8% ownership share of Jeffrey Energy Center (JEC); and
iii.the costs incurred in the fourth quarter 2024 resulting from the realignment of the executive operations corporate structure.
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

	Earnings (Loss)	Earnings (Loss) per Diluted Share	Earnings (Loss)	Earnings (Loss) per Diluted Share
	2025		2024
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$855.6	$3.66	$873.5	$3.79
Non-GAAP reconciling items:
Losses from investments in early-stage clean energy and energy solution companies, pre-tax(a)	49.0	0.22	—	—
Mark-to-market impact of JEC economic hedges, pre-tax(b)	—	—	2.6	0.01
Executive operations team realignment, pre-tax(c)	—	—	2.5	0.01
Income tax benefit(d)	(10.8)	(0.05)	(0.7)	—
Adjusted earnings (non-GAAP)	$893.8	$3.83	$877.9	$3.81
(a)Reflects realized losses, unrealized losses and impairment losses of $48.7 million from non-regulated investments in early-stage clean energy and energy solution companies that are included in investment earnings (loss) on the consolidated statements of comprehensive income and $0.3 million of costs related to the disposal of these investments that are included in operating and maintenance expense on the consolidated statements of comprehensive income. Evergy has initiated a process to dispose of these investments.
(b)Reflects mark-to-market gains or losses related to forward contracts for natural gas and electricity entered into as economic hedges against fuel price volatility related to Evergy Kansas Central's 8% ownership share of JEC that are included in operating revenues on the consolidated statements of comprehensive income.
(c) Reflects costs incurred associated with the realignment of the executive operations corporate structure that are included in operating and maintenance expense and taxes other than income tax on the consolidated statements of comprehensive income.
(d) Reflects an income tax effect calculated at a statutory rate of approximately 22%, with the exception of certain non-deductible items.

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

			Impact on	Impact on
			Projected	2026
	Change in		Benefit	Pension
Actuarial assumption	Assumption		Obligation	Expense
			(millions)
Discount rate	0.5%	increase	$(95.6)	$(10.0)
Rate of return on plan assets	0.5%	increase	N/A	(6.7)
Rate of compensation	0.5%	increase	22.2	4.7
Discount rate	0.5%	decrease	105.9	11.0
Rate of return on plan assets	0.5%	decrease	N/A	6.7
Rate of compensation	0.5%	decrease	(20.9)	(4.5)
Pension expense for Evergy Kansas Central, Evergy Metro and Evergy Missouri West is recorded in accordance with rate orders from the KCC and MPSC. The orders allow the difference between pension costs under GAAP and pension costs for ratemaking to be recorded as a regulatory asset or liability with future ratemaking recovery or refunds, as appropriate.
In 2025, Evergy's pension expense was $42.5 million under GAAP and $54.3 million for ratemaking. The impact on 2026 pension expense in the table above reflects the impact on GAAP pension costs. Under the Evergy Companies' rate agreements, any increase or decrease in GAAP pension expense is deferred to a regulatory asset or liability for future ratemaking treatment. See Note 9 to the consolidated financial statements for additional information regarding the accounting for pensions.
Market conditions and interest rates significantly affect the future assets and liabilities of the plan. It is difficult to predict future pension costs, changes in pension liability and cash funding requirements due to the inherent uncertainty of market conditions.
Revenue Recognition
Evergy recognizes revenue on the sale of electricity to customers over time as the service is provided in the amount it has the right to invoice. Revenues recorded include electric services provided but not yet billed by Evergy. Unbilled revenues are recorded for kWh usage in the period following the customers' billing cycle to the end of the month. This estimate is based on net system kWh usage less actual billed kWhs. Evergy's estimated unbilled kWhs are allocated and priced by regulatory jurisdiction across the rate classes based on actual billing rates. Evergy's unbilled revenue estimate is affected by factors including fluctuations in energy demand, weather, line losses and changes in the composition of customer classes. See Note 3 to the consolidated financial statements for the balance of unbilled receivables for Evergy as of December 31, 2025 and 2024.
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
Accounting rules require goodwill to be tested for impairment annually and when an event occurs indicating the possibility that an impairment exists. The goodwill impairment test consists of comparing the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment. In the event that the carrying amount exceeds the fair value of the reporting unit, an impairment loss is recognized for the difference between the carrying amount of the reporting unit and its fair value. Evergy's consolidated operations are considered one reporting unit for assessment of impairment, as management assesses financial performance and allocates resources on a consolidated basis. The annual impairment test for the $2,336.6 million of goodwill from the merger that created Evergy was conducted as of May 1, 2025. The fair value of the reporting unit substantially exceeded the carrying amount, including goodwill. As a result, there was no impairment of goodwill.
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
Income Taxes
Income taxes are accounted for using the asset/liability approach. Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Deferred investment tax credits are amortized ratably over the life of the related property. Deferred tax assets are also recorded for NOLs, capital losses and tax credit carryforwards. Evergy is required to estimate the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for future tax consequences of events reflected in Evergy's consolidated financial statements or tax returns. Actual results could differ from these estimates for a variety of reasons including changes in income tax laws, enacted tax rates and results of audits by taxing authorities. This process also requires management to make assessments regarding the timing and probability of the ultimate tax impact from which actual results may differ. Evergy records valuation allowances on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized. See Note 20 to the consolidated financial statements for additional information.
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
Evergy initially records AROs at fair value for the estimated costs to decommission Wolf Creek (94% indirect share), retire wind generating facilities, dispose of asbestos insulating material at its power plants, remediate ash disposal ponds and close ash landfills, among other items. AROs refer to legal obligations to perform an asset retirement activity in which the timing and/or method of settlement may be conditional on a future event that may or may not be within the control of the entity. In determining Evergy's AROs, assumptions are made regarding probable future disposal costs and the timing of their occurrence. The results of these assumptions are discounted using credit-adjusted risk-free rates (CARFR). The CARFR is determined as the current U.S. Treasury bonds rates corresponding to the period of expected settlement activities and is adjusted for the associated bond rates Evergy would be charged to borrow for the specific time period. Any change in these assumptions could have a significant impact on Evergy's AROs reflected on its consolidated balance sheets.
As of December 31, 2025 and 2024, Evergy had recorded AROs of $1,342.3 million and $1,297.0 million, respectively. See Note 6 to the consolidated financial statements for more information regarding Evergy's AROs.
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
The Evergy Companies' taxes other than income tax, of which property taxes are a significant component, can fluctuate significantly due to a variety of factors, including changes in taxable values and property tax rates. Evergy Kansas Central, Evergy Metro and Evergy Missouri West have property tax surcharges or trackers that allow them to defer and subsequently recover or refund, through customer rates, substantially all of the variance in property tax costs from the amounts set in base rates.
The following table summarizes Evergy's comparative results of operations.

	2025	Change	2024
	(millions)
Operating revenues	$5,961.6	$114.3	$5,847.3
Fuel and purchased power	1,412.4	(67.5)	1,479.9
SPP network transmission costs	438.0	67.1	370.9
Operating and maintenance	995.3	33.4	961.9
Depreciation and amortization	1,162.9	48.9	1,114.0
Taxes other than income tax	420.1	(32.5)	452.6
Income from operations	1,532.9	64.9	1,468.0
Other income (expense), net	(25.6)	(28.7)	3.1
Interest expense	616.3	53.2	563.1
Income tax expense	29.9	(0.1)	30.0
Equity in earnings of equity method investees, net of income taxes	6.8	(1.0)	7.8
Net income	867.9	(17.9)	885.8
Less: Net income attributable to noncontrolling interests	12.3	—	12.3
Net income attributable to Evergy, Inc.	$855.6	$(17.9)	$873.5

Gross Margin (GAAP) and Utility Gross Margin (non-GAAP)
The following table summarizes Evergy's gross margin (GAAP) and MWhs sold and reconcile Evergy's gross margin (GAAP) to Evergy's utility gross margin (non-GAAP). See "Executive Summary - Non-GAAP Measures" for additional information regarding gross margin (GAAP) and utility gross margin (non-GAAP).

	Revenues and Expenses			MWhs Sold
	2025	Change	2024	2025	Change	2024
Retail revenues	(millions)			(thousands)
Residential	$2,198.6	$12.0	$2,186.6	15,955	245	15,710
Commercial	1,950.5	(13.2)	1,963.7	18,676	401	18,275
Industrial	649.9	(32.1)	682.0	8,197	(191)	8,388
Other retail revenues	45.7	2.4	43.3	91	(10)	101
Total electric retail	4,844.7	(30.9)	4,875.6	42,919	445	42,474
Wholesale revenues	312.8	(7.7)	320.5	15,187	1,225	13,962
Transmission revenues	520.6	38.0	482.6	N/A	N/A	N/A
Other revenues	283.5	114.9	168.6	N/A	N/A	N/A
Operating revenues	5,961.6	114.3	5,847.3	58,106	1,670	56,436
Fuel and purchased power	(1,412.4)	67.5	(1,479.9)
SPP network transmission costs	(438.0)	(67.1)	(370.9)
Operating and maintenance(a)	(521.7)	4.0	(525.7)
Depreciation and amortization	(1,162.9)	(48.9)	(1,114.0)
Taxes other than income tax	(420.1)	32.5	(452.6)
Gross margin (GAAP)	2,006.5	102.3	1,904.2
Operating and maintenance(a)	521.7	(4.0)	525.7
Depreciation and amortization	1,162.9	48.9	1,114.0
Taxes other than income tax	420.1	(32.5)	452.6
Utility gross margin (non-GAAP)	$4,111.2	$114.7	$3,996.5
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $473.6 million and $436.2 million for 2025 and 2024, respectively.

Evergy's gross margin (GAAP) increased $102.3 million in 2025, compared to 2024, and Evergy's utility gross margin (non-GAAP) increased $114.7 million in 2025, compared to 2024, both measures were driven by:
•a $133.7 million increase from new retail rates consisting of $105.1 million from Evergy Missouri West retail rates effective in January 2025 and $28.6 million from Evergy Kansas Central retail rates effective in October 2025;
•a $38.0 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC transmission formula rate (TFR) effective in January 2025; and
•a $10.6 million increase primarily due to higher retail sales driven by favorable weather (heating degree days increased by 14%; partially offset by a 5% decrease in cooling degree days) and higher weather-normalized commercial demand; partially offset by
•a $40.4 million decrease in revenue from the Kansas property tax rider, which is offset in taxes other than income tax; and
•a $27.2 million decrease driven by items not included in fuel recovery mechanisms, including 2024 wholesale revenues related to Dogwood Energy Center (Dogwood), a higher portion of 2025 SPP transmission expenses, Crossroads Energy Center (Crossroads) transmission expenses and certain wholesale revenues at Evergy Kansas Central.

Additionally, the increase in Evergy's gross margin (GAAP) was also impacted by:
•a $48.9 million increase in depreciation and amortization as further described below; partially offset by
•a $32.5 million decrease in taxes other than income tax as further described below; and
•a $4.0 million decrease in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities.
Operating and Maintenance
Evergy's operating and maintenance expense increased $33.4 million in 2025, compared to 2024, primarily driven by:
•a $14.2 million increase in general and administrative labor and employee benefits expense, including higher medical claims;
•an $8.7 million increase in credit loss expense primarily due to lower levels of net write-offs incurred compared to estimates in 2024; and
•a $7.0 million increase in legal costs due to increased litigation activity in 2025.
Depreciation and Amortization
Evergy's depreciation and amortization increased $48.9 million in 2025, compared to 2024, primarily due to capital additions.
Taxes Other Than Income Tax
Evergy's taxes other than income tax decreased $32.5 million in 2025, compared to 2024, primarily driven by a decrease in Evergy Kansas Central's and Evergy Metro's 2025 amortization of the Kansas property tax rider.
Other Income (Expense), Net
Evergy's other income, net in 2024 became other expense, net in 2025 as a result of a $28.7 million increase in net other expense items, primarily driven by:
•$48.7 million of realized, unrealized and impairment losses from Evergy's non-regulated investments in early-stage clean energy and energy solution companies; and
•a $7.8 million increase primarily due to recording lower Evergy Kansas Central COLI benefits in 2025; partially offset by
•$11.8 million of income related to a commercial solar generation project completed in 2025;
•a $7.0 million decrease in pension non-service costs; and
•a $3.3 million increase in equity AFUDC primarily at Evergy Kansas Central and Evergy Missouri West primarily driven by lower short-term debt balances in 2025.
Interest Expense
Evergy's interest expense increased $53.2 million in 2025, compared to 2024, primarily driven by:
•a $78.3 million increase due to issuances of long-term debt; and
•a $4.9 million increase due to lower debt AFUDC driven by lower short-term interest rates in 2025; partially offset by
•a $19.4 million decrease in interest expense due to the repayment of long-term debt; and
•a $13.5 million decrease due to increases in carrying costs deferred to a regulatory asset in accordance with PISA due to Evergy Kansas Central and Evergy Metro electing into Kansas PISA beginning July 2024.

EVERGY SIGNIFICANT BALANCE SHEET CHANGES
(December 31, 2025 compared to December 31, 2024)
•Evergy's regulatory assets - current increased $36.5 million primarily driven by a $41.2 million increase related to Evergy Missouri West's fuel recovery mechanism under-collections.
•Evergy's nuclear decommissioning trusts increased $137.0 million primarily driven by realized and unrealized gains on investments at Evergy Kansas Central's and Evergy Metro's nuclear decommissioning trusts.
•Evergy's current maturities of long-term debt decreased $284.7 million primarily due to the repayments of Evergy Metro's $350.0 million of 3.65% Senior Notes in August 2025, Evergy Kansas Central's $250.0 million of 3.25% First Mortgage Bonds (FMBs) in December 2025 and Evergy Missouri West's $36.0 million of 3.49% Senior Notes in August 2025, partially offset by the reclassifications from long-term to current of Evergy Kansas Central's $350.0 million of 2.55% FMBs that mature in July 2026.
•Evergy's commercial paper increased $186.4 million driven by increases of $424.8 million at Evergy, Inc., $150.4 million at Evergy Missouri West and $86.6 million at Evergy Metro, partially offset by a $475.4 million decrease at Evergy Kansas Central. Increases and decreases in commercial paper borrowings were driven by capital expenditures, dividend payments, long-term debt issuances and repayments and other general corporate purposes.
•Evergy's regulatory liabilities - current decreased $32.2 million primarily driven by a $21.3 million decrease related to the refund of Evergy Missouri West's fuel recovery mechanism over-collections.
•Evergy's other liabilities - current increased $84.7 million primarily due to a $70.7 million increase in advances from customers for the prepayment of customer-funded construction projects.
•Evergy's long-term debt, net increased $1,230.0 million primarily driven by Evergy Metro's issuance of $400.0 million of 5.125% Mortgage Bonds in August 2025, Evergy Kansas Central's issuances of $300.0 million each of 5.25% FMBs in March and December 2025, respectively, Evergy Kansas Central's issuance of $300.0 million of 4.70% Notes in March 2025 and Evergy Missouri West's issuance of $300.0 million of 5.25% FMBs in November 2025; partially offset by the reclassification from long-term to current of Evergy Kansas Central's $350.0 million of 2.55% FMBs that mature in July 2026. See Note 12 to the consolidated financial statements for additional information.
•Evergy's pension and post-retirement liability decreased $92.6 million primarily due to an increase in the value of plan assets.
LIQUIDITY AND CAPITAL RESOURCES
Evergy relies primarily upon cash from operations, short-term borrowings, debt, equity and hybrid security issuances and its existing cash and cash equivalents to fund its capital requirements. Evergy's capital requirements primarily consist of capital expenditures, payment of contractual obligations and other commitments and the payment of dividends to shareholders.
Capital Sources
Cash Flows from Operations
Evergy's cash flows from operations are driven by the regulated sale of electricity. These cash flows are relatively stable but the timing and level of these cash flows can vary based on weather and economic conditions, future regulatory proceedings, the timing of cash payments made for costs recoverable under regulatory mechanisms and the time such costs are recovered, and unanticipated expenses such as unplanned plant outages and storms. Evergy's cash flows from operations were $2,045.2 million, $1,983.7 million and $1,980.2 million in 2025, 2024 and 2023, respectively.
Short-Term Borrowings
As of December 31, 2025, Evergy had $1.1 billion of available borrowing capacity under its master credit facility. The available borrowing capacity under the master credit facility consisted of $199.1 million for Evergy, Inc.,

$476.1 million for Evergy Kansas Central, $253.6 million for Evergy Metro and $173.4 million for Evergy Missouri West. The Evergy Companies' borrowing capacity under the master credit facility also supports their issuance of commercial paper. See Note 11 to the consolidated financial statements for more information regarding the master credit facility.
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
Long-Term Debt, Equity and Hybrid Security Issuances
From time to time, Evergy issues long-term debt, equity and hybrid securities to repay short-term debt, refinance maturing long-term debt and finance growth. In May 2025, Evergy entered into an equity distribution agreement, pursuant to which Evergy may sell, from time to time, up to an aggregate of $1.2 billion of its common stock through an At-the-Market Program (ATM Program), which may utilize forward sales agreements. Evergy subsequently entered into forward sale agreements under the ATM program which can be settled at Evergy's discretion on or prior to dates ranging from March 2027 to October 2027. As of December 31, 2025, the ATM Program had approximately $1.1 billion of common stock available for issuance.
As of December 31, 2025 and 2024, Evergy's capital structure, excluding short-term debt, was as follows:

	December 31
	2025	2024
Common equity	43%	44%
Long-term debt, including VIEs	57%	56%
Under stipulations with the MPSC and KCC, Evergy, Evergy Kansas Central and Evergy Metro are required to maintain common equity at not less than 35%, 40% and 40%, respectively, of total capitalization. The master credit facility and certain debt instruments of the Evergy Companies also contain restrictions that require the maintenance of certain capitalization and leverage ratios. As of December 31, 2025, the Evergy Companies were in compliance with these covenants.
The Evergy Companies expect that cash generated from operations, proceeds from the issuance of long-term debt, equity and hybrid securities will be adequate to meet anticipated cash needs over the next five years.
Debt Issuances
Evergy expects to issue approximately $12.3 billion of securities, inclusive of hybrid debt securities with equity content attribution by the credit rating agencies, through debt capital markets between 2026 and 2030, subject to market conditions, which includes refinancing $3.9 billion of long-term debt maturities and open-market repurchases. See Note 12 to the consolidated financial statements for more information regarding significant debt issuances.
Equity Issuances
Evergy expects to issue $3.3 billion of equity between 2026 and 2030, subject to market conditions. At December 31, 2025, Evergy could have settled forward sale agreements outstanding through the ATM Program with physical delivery of 1.7 million shares of common stock to the respective counterparties in exchange for cash of $123.6 million. See Note 18 to the consolidated financial statements for more information.
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
As of February 18, 2026, the major credit rating agencies rated the Evergy Companies' securities as detailed in the following table.

	Moody's	S&P Global
	Investors Service(a)	Ratings(a)
Evergy
Outlook	Stable	Stable
Corporate Credit Rating	--	BBB+
Senior Unsecured Debt	Baa2	BBB
Junior Subordinated Note	Baa3	BBB-
Commercial Paper	P-2	A-2

Evergy Kansas Central
Outlook	Stable	Stable
Corporate Credit Rating	Baa1	BBB+
Senior Secured Debt	A2	A
Senior Unsecured Debt	Baa1	BBB+
Commercial Paper	P-2	A-2

Evergy Kansas South
Outlook	Stable	Stable
Corporate Credit Rating	Baa1	BBB+
Senior Secured Debt	A2	A
Short-Term Rating	P-2	A-2

Evergy Metro
Outlook	Stable	Stable
Corporate Credit Rating	Baa1	A-
Senior Secured Debt	A2	A
Senior Unsecured Debt	Baa1	A-
Commercial Paper	P-2	A-2

Evergy Missouri West
Outlook	Stable	Stable
Corporate Credit Rating	Baa3	BBB+
Senior Secured Debt	Baa1	A
Commercial Paper	P-3	A-2
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
The following table summarizes the regulatory short-term and long-term debt financing authorizations for Evergy Kansas Central, Evergy Kansas South, Evergy Metro and Evergy Missouri West and the remaining amount available under these authorizations as of December 31, 2025.

Type of Authorization	Commission	Expiration Date	Authorization Amount	Available Under Authorization
Evergy Kansas Central			(in millions)
Short-Term Debt	FERC	December 2026	$1,250.0	$928.1
Evergy Kansas South
Short-Term Debt	FERC	December 2026	$1,000.0	$921.2
Evergy Metro
Short-Term Debt	FERC	December 2026	$1,250.0	$1,004.7
Evergy Missouri West
Short-Term Debt	FERC	December 2026	$750.0	$423.4
Long-Term Debt	FERC	December 2026	$600.0	$300.0
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
Under the Mortgage and Deed of Trust dated July 1, 1939, as amended and supplemented (Evergy Kansas Central Mortgage Indenture), additional Evergy Kansas Central mortgage bonds may be issued on the basis of 70% of property additions or retired bonds. As of December 31, 2025, $2.3 billion principal amount of additional FMBs could be issued under the most restrictive provisions in the mortgage, except in connection with certain refundings.
Under the Evergy Kansas South Mortgage and Deed of Trust, dated April 1, 1940, as amended and supplemented (Evergy Kansas South Mortgage Indenture), the amount of FMBs authorized is limited to a maximum of $3.5 billion and the issuance of FMBs is subject to limitations based on the amount of bondable property additions. In addition, the mortgage prohibits additional FMBs from being issued, except in connection with certain refundings, unless Evergy Kansas South's net earnings before income taxes and before provision for retirement and depreciation of property for a period of 12 consecutive months within 15 months preceding the issuance are not less than either two and one-half times the annual interest charges on or 10% of the principal amount of all Evergy Kansas South FMBs outstanding after giving effect to the proposed issuance. As of December 31, 2025, approximately $2.9 billion principal amount of additional Evergy Kansas South FMBs could be issued under the most restrictive provisions in the mortgage, except in connection with certain refundings.

Under the General Mortgage Indenture and Deed of Trust dated as of December 1, 1986, as amended and supplemented (Evergy Metro Mortgage Indenture), additional Evergy Metro mortgage bonds may be issued on the basis of 75% of property additions or retired bonds. As of December 31, 2025, approximately $5.6 billion principal amount of additional Evergy Metro mortgage bonds could be issued under the most restrictive provisions in the mortgage.
Under the First Mortgage Indenture and Deed of Trust, dated as of March 1, 2022, as supplemented (Evergy Missouri West Mortgage Indenture), additional Evergy Missouri West mortgage bonds may be issued on the basis of 75% of property additions or retired bonds. As of December 31, 2025, approximately $2.1 billion principal amount of additional Evergy Missouri West mortgage bonds could be issued under the most restrictive provisions in the mortgage.

Cash and Cash Equivalents
As of December 31, 2025, Evergy had approximately $19.8 million of cash and cash equivalents on hand.
Nuclear Production Tax Credit
In 2022, the Inflation Reduction Act (IRA) was signed into law providing a transferable Production Tax Credit (PTC) for electricity produced by existing nuclear power plants. Beginning in 2024, nuclear units, including Wolf Creek, became eligible for a production tax credit through 2032. The credit may be used to offset Evergy's income tax liability or be transferred to an unrelated third party. The Evergy Companies have estimated the credit based on the existing Internal Revenue Service (IRS) regulations. The IRS may provide guidance regarding the type of revenue to be included in the computation of gross receipts in 2026 which may significantly reduce the amount of nuclear PTCs available to Evergy. If Evergy is able to monetize the nuclear PTCs, it could result in significant cash inflows. The tax benefits, if any, are expected to be returned to customers over time as a reduction to revenue in future regulatory proceedings. See Note 20 to the consolidated financial statements for more information regarding the nuclear PTC.
Capital Requirements
Capital Expenditures
Evergy expects to access the debt and equity markets for significant amounts of capital to fund the infrastructure investments outlined in the table below. The investments are part of Evergy's long-term strategy focused on affordability, reliability and sustainability, including the modernization and expansion of its generation fleet and in anticipation of growing demand in its service territory. These investments include other utility construction programs required to maintain Evergy's electric utility operations, ensure reliability and expand facilities related to providing electric service. These capital expenditures could include, but are not limited to, expenditures to develop new transmission lines and make improvements to or investments in power plants, transmission and distribution lines and equipment. Evergy's capital expenditures were $2,796.9 million, $2,336.6 million and $2,334.0 million in 2025, 2024 and 2023, respectively.

Capital expenditures projected for the next five years, excluding AFUDC, including costs of removal and net of cash proceeds received from contributions in aid of construction, are detailed in the following table. This capital expenditure forecast is subject to management's discretion and continual review and could change. See Part I, Item 1A, Risk Factors for information regarding potential risks to Evergy's capital expenditure plan.

	2026	2027	2028	2029	2030	Five-year total
	(millions)
Generating facilities - new generation	$1,473	$1,980	$2,004	$2,283	$1,604	$9,344
Generating facilities - other	413	457	438	446	432	2,186
Transmission facilities	664	842	786	789	802	3,883
Distribution facilities	1,016	995	906	964	1,015	4,896
General facilities	242	272	266	275	232	1,287
Total capital expenditures	$3,808	$4,546	$4,400	$4,757	$4,085	$21,596
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
The information in the following table is provided to summarize Evergy's significant cash obligations and commercial commitments. For purchase commitments related to 'Generating facilities - new generation' included in the table above in the 'Capital Expenditures' section, see Note 15 to the consolidated financial statements.

Payment due by period	2026	2027	2028	2029	2030	After 2030	Total
Long-term debt	(millions)
Principal	$611.1	$1,795.7	$318.8	$819.8	$420.8	$9,473.5	$13,439.7
Interest	580.1	563.2	484.1	473.4	450.8	4,698.1	7,249.7
Pension and other post-retirement plans(a)	111.3	111.3	111.3	111.3	111.3	(a)	556.5
Purchase commitments
Fuel	313.0	202.9	194.7	181.0	93.2	384.4	1,369.2
Power	73.7	83.9	104.9	123.8	105.6	176.1	668.0
(a)    Evergy expects to make contributions to the pension and other post-retirement plans beyond 2030 but the amounts are not yet determined.
Long-term debt includes current maturities and $192.9 million of tax-exempt bonds with interest rates that are determined each week. The bondholders of these tax-exempt bonds are permitted to tender the tax-exempt bonds to the issuer for purchase and, if tendered, the issuer is obligated to purchase any such bonds that cannot be remarketed to other investors. These tax-exempt bonds are classified as long-term debt due to the issuer's intent and ability to utilize such borrowings as long-term financing. Long-term debt principal excludes $109.6 million of unamortized net discounts and debt issuance costs and a $76.1 million fair value adjustment recorded in connection with purchase accounting for the merger that created Evergy in 2018. Variable rate interest obligations are based on rates as of December 31, 2025.
Evergy expects to contribute $111.3 million to the pension and other post-retirement plans in 2026, of which the majority is expected to be paid by Evergy Kansas Central and Evergy Metro. Additional contributions to the plans are expected beyond 2030 in amounts at least sufficient to meet the greater of Employee Retirement Income Security Act of 1974, as amended (ERISA) or regulatory funding requirements; however, these amounts have not yet been determined. Amounts for years after 2026 are estimates based on information available in determining the amount for 2026. Actual amounts for years after 2026 could be significantly different than the estimated amounts in the table above.

Fuel commitments consist of commitments for nuclear fuel and coal in addition to coal and natural gas transportation costs. Power commitments consist of certain commitments for renewable energy under power purchase agreements, capacity purchases and firm transmission service.
As of December 31, 2025, Evergy has other insignificant commitments as well as other insignificant long-term liabilities recorded on its consolidated balance sheet, which are not included in the table above.
Common Stock Dividends
The amount and timing of dividends payable on Evergy's common stock are within the sole discretion of the Evergy Board. The amount and timing of dividends declared by the Evergy Board will be dependent on considerations such as Evergy's earnings, financial position, cash flows, capitalization ratios, regulation, reinvestment opportunities and debt covenants. Evergy targets a long-term dividend payout ratio of 50%-60% . See Note 1 to the consolidated financial statements for information on the common stock dividend declared by the Evergy Board in February 2026.
The Evergy Companies also have certain restrictions stemming from statutory requirements, corporate organizational documents, covenants and other conditions that could affect dividend levels. See Note 18 to the consolidated financial statements for further discussion of restrictions on dividend payments.
Cash Flows
The following table presents Evergy's cash flows from operating, investing and financing activities.

	2025	2024
	(millions)
Cash flows from operating activities	$2,045.2	$1,983.7
Cash flows used in investing activities	(2,570.1)	(2,261.8)
Cash flows from financing activities	522.0	280.3
Cash Flows from Operating Activities
Evergy's cash flows from operating activities increased $61.5 million in 2025, compared to 2024, primarily driven by an increase in cash receipts for retail electric sales in 2025.
Cash Flows used in Investing Activities
Evergy's cash flows used in investing activities increased $308.3 million in 2025, compared to 2024, primarily driven by a $460.3 million increase in additions to property, plant and equipment driven by increased spending for a variety of capital projects, including infrastructure investments and construction of new generation facilities.
Cash Flows from Financing Activities
Evergy's cash flows from financing activities increased $241.7 million in 2025, compared to 2024, primarily driven by a $273.5 million increase in proceeds from long-term debt, net due to the issuance of $1,687.5 million of long-term debt in 2025, compared to the issuance of $1,414.0 million of long-term debt in 2024.

EVERGY KANSAS CENTRAL, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Kansas Central is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) to Form 10-K.
The following table summarizes Evergy Kansas Central's comparative results of operations.

	2025	Change	2024
	(millions)
Operating revenues	$3,060.3	$53.2	$3,007.1
Fuel and purchased power	538.9	(18.2)	557.1
SPP network transmission costs	438.0	67.1	370.9
Operating and maintenance	478.8	2.8	476.0
Depreciation and amortization	579.2	17.5	561.7
Taxes other than income tax	223.7	(27.0)	250.7
Income from operations	801.7	11.0	790.7
Other income, net	15.7	3.0	12.7
Interest expense	241.2	11.7	229.5
Income tax expense	16.3	4.1	12.2
Equity in earnings of equity method investees, net of income taxes	3.4	0.1	3.3
Net income	563.3	(1.7)	565.0
Less: Net income attributable to noncontrolling interests	12.3	—	12.3
Net income attributable to Evergy Kansas Central, Inc.	$551.0	$(1.7)	$552.7

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

	Revenues and Expenses			MWhs Sold
	2025	Change	2024	2025	Change	2024
Retail revenues	(millions)			(thousands)
Residential	$960.3	$(23.2)	$983.5	6,656	5	6,651
Commercial	816.3	(26.4)	842.7	7,475	88	7,387
Industrial	425.0	(23.9)	448.9	5,174	(112)	5,286
Other retail revenues	24.3	(0.9)	25.2	36	(3)	39
Total electric retail	2,225.9	(74.4)	2,300.3	19,341	(22)	19,363
Wholesale revenues	266.2	29.0	237.2	9,721	747	8,974
Transmission revenues	483.0	28.0	455.0	N/A	N/A	N/A
Other revenues	85.2	70.6	14.6	N/A	N/A	N/A
Operating revenues	3,060.3	53.2	3,007.1	29,062	725	28,337
Fuel and purchased power	(538.9)	18.2	(557.1)
SPP network transmission costs	(438.0)	(67.1)	(370.9)
Operating and maintenance (a)	(231.2)	15.5	(246.7)
Depreciation and amortization	(579.2)	(17.5)	(561.7)
Taxes other than income tax	(223.7)	27.0	(250.7)
Gross margin (GAAP)	1,049.3	29.3	1,020.0
Operating and maintenance (a)	231.2	(15.5)	246.7
Depreciation and amortization	579.2	17.5	561.7
Taxes other than income tax	223.7	(27.0)	250.7
Utility gross margin (non-GAAP)	$2,083.4	$4.3	$2,079.1
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $247.6 million and $229.3 million in 2025 and 2024, respectively.

Evergy Kansas Central's gross margin (GAAP) increased $29.3 million in 2025, compared to 2024, and Evergy Kansas Central's utility gross margin (non-GAAP) increased $4.3 million in 2025, compared to 2024, both measures were driven by:
•a $28.6 million increase from new Evergy Kansas Central retail rates effective in October 2025; and
•a $28.0 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2025; partially offset by
•a $33.4 million decrease in revenue from the Kansas property tax rider, which is offset in taxes other than income tax; and
•an $18.9 million decrease primarily due to lower retail sales driven by unfavorable weather (cooling degree days decreased 14%, partially offset by an 18% increase in heating degree days); partially offset by higher weather-normalized residential and commercial demand.
Additionally, the increase in Evergy Kansas Central's gross margin (GAAP) was also impacted by:
•a $27.0 million decrease in taxes other than income tax as described further below; and
•a $15.5 million decrease in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by an $8.8 million decrease in transmission and distribution operating and maintenance expense as further described below; partially offset by
•a $17.5 million increase in depreciation and amortization as described further below.

Evergy Kansas Central Operating and Maintenance
Evergy Kansas Central's operating and maintenance expense increased $2.8 million in 2025, compared to 2024, primarily driven by:
•an $8.8 million increase in general and administrative labor and employee benefits expense, including higher medical claims; and
•a $3.8 million increase in credit loss expense primarily due to lower levels of net write-offs incurred compared to estimates in 2024; partially offset by
~~•~~an $8.8 million decrease in transmission and distribution operating and maintenance expenses primarily driven by a $9.7 million decrease in non-labor expense.
Evergy Kansas Central Depreciation and Amortization
Evergy Kansas Central's depreciation and amortization expense increased $17.5 million in 2025, compared to 2024, primarily due to capital additions.
Evergy Kansas Central Taxes Other than Income Tax
Evergy Kansas Central's taxes other than income tax decreased $27.0 million in 2025, compared to 2024, primarily driven by a decrease in the 2025 amortization of the Kansas property tax rider.
Evergy Kansas Central Other Income, Net
Evergy Kansas Central's other income, net increased $3.0 million in 2025, compared to 2024, primarily driven by:
•a $4.8 million increase in investment earnings primarily driven by higher interest income;
•a $3.0 million increase in equity AFUDC driven by lower short-term debt balances in 2025; and
•a $2.5 million decrease in pension non-service costs; partially offset by
•a $7.5 million decrease due to recording lower Evergy Kansas Central COLI benefits in 2025.
Evergy Kansas Central Interest Expense
Evergy Kansas Central's interest expense increased $11.7 million in 2025, compared to 2024, primarily driven by:
•a $25.1 million increase due to issuances of long-term debt; and
•a $6.7 million increase due to lower debt AFUDC driven by lower short-term interest rates in 2025; partially offset by
•an $11.0 million decrease due to increases in carrying costs deferred to a regulatory asset in accordance with PISA due to Evergy Kansas Central electing into Kansas PISA beginning July 2024.
Evergy Kansas Central Income Tax Expense
Evergy Kansas Central's income tax expense increased $4.1 million in 2025, compared to 2024, primarily driven by lower wind income tax credits in 2025.

EVERGY METRO, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Metro is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) to Form 10-K.
The following table summarizes Evergy Metro's comparative results of operations.

	2025	Change	2024
	(millions)
Operating revenues	$1,916.1	$22.4	$1,893.7
Fuel and purchased power	564.3	11.5	552.8
Operating and maintenance	297.2	15.5	281.7
Depreciation and amortization	408.8	8.2	400.6
Taxes other than income tax	141.3	(6.1)	147.4
Income from operations	504.5	(6.7)	511.2
Other income, net	0.1	(1.2)	1.3
Interest expense	139.9	(7.2)	147.1
Income tax expense	44.2	3.3	40.9
Net income	$320.5	$(4.0)	$324.5

Evergy Metro Gross Margin (GAAP) and Utility Gross Margin (non-GAAP)
The following table summarizes Evergy Metro's gross margin (GAAP) and MWhs sold and reconciles Evergy Metro's gross margin (GAAP) to Evergy Metro's utility gross margin (non-GAAP). See "Executive Summary - Non-GAAP Measures" for additional information regarding gross margin (GAAP) and utility gross margin (non-GAAP).

	Revenues and Expenses			MWhs Sold
	2025	Change	2024	2025	Change	2024
Retail revenues	(millions)			(thousands)
Residential	$750.6	$11.8	$738.8	5,610	135	5,475
Commercial	781.5	4.8	776.7	7,464	94	7,370
Industrial	131.8	(0.9)	132.7	1,696	(15)	1,711
Other retail revenues	11.8	1.5	10.3	41	(4)	45
Total electric retail	1,675.7	17.2	1,658.5	14,811	210	14,601
Wholesale revenues	38.7	(43.9)	82.6	5,041	403	4,638
Transmission revenues	25.7	5.8	19.9	N/A	N/A	N/A
Other revenues	176.0	43.3	132.7	N/A	N/A	N/A
Operating revenues	1,916.1	22.4	1,893.7	19,852	613	19,239
Fuel and purchased power	(564.3)	(11.5)	(552.8)
Operating and maintenance (a)	(201.0)	(0.3)	(200.7)
Depreciation and amortization	(408.8)	(8.2)	(400.6)
Taxes other than income tax	(141.3)	6.1	(147.4)
Gross margin (GAAP)	600.7	8.5	592.2
Operating and maintenance (a)	201.0	0.3	200.7
Depreciation and amortization	408.8	8.2	400.6
Taxes other than income tax	141.3	(6.1)	147.4
Utility gross margin (non-GAAP)	$1,351.8	$10.9	$1,340.9
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $96.2 million and $81.0 million in 2025 and 2024, respectively.

Evergy Metro's gross margin (GAAP) increased $8.5 million in 2025, compared to 2024, and Evergy Metro's utility gross margin (non-GAAP) increased $10.9 million in 2025, compared to 2024, both measures were driven by:
•a $12.2 million increase primarily due to higher retail sales driven by favorable weather (heating degree days increased 11% and cooling degree days increased 3%); and
•a $5.8 million increase in transmission revenue; partially offset by
•a $7.1 million decrease in revenue from the Kansas property tax rider, which is offset in taxes other than income tax; and
Additionally, the increase in Evergy Metro's gross margin (GAAP) was also impacted by:
•an $8.2 million increase in depreciation and amortization as further described below;
•a $0.3 million increase in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities; partially offset by
•a $6.1 million decrease in taxes other than income tax, as further described below.
Evergy Metro Operating and Maintenance
Evergy Metro's operating and maintenance expense increased $15.5 million in 2025, compared to 2024, primarily driven by:
•a $7.0 million increase in general and administrative labor and employee benefits expense, including higher medical claims;

•a $4.6 million increase in legal costs due to increased litigation activity in 2025; and
•a $2.3 million increase in credit loss expense primarily due to lower levels of net write-offs incurred compared to estimates in 2024.
Evergy Metro Depreciation and Amortization
Evergy Metro's depreciation and amortization expense increased $8.2 million in 2025, compared to 2024, primarily due to capital additions.
Evergy Metro Taxes Other than Income Tax
Evergy Metro's taxes other than income tax decreased $6.1 million in 2025, compared to 2024, primarily driven by a decrease in the 2025 amortization of the Kansas property tax rider.
Evergy Metro Interest Expense
Evergy Metro's interest expense decreased $7.2 million in 2025, compared to 2024, primarily driven by:
•an $11.3 million decrease due to increases in carrying costs deferred to a regulatory asset in accordance with PISA due to a higher outstanding balance of qualified PISA additions and Evergy Metro electing into Kansas PISA beginning July 2024;
•a $5.6 million decrease in interest expense on short-term borrowings primarily due to lower weighted-average interest rates; and
•a $4.8 million decrease due to the repayment of long-term debt; partially offset by
•a $12.0 million increase due to issuances of long-term debt.
Evergy Metro Income Tax Expense
Evergy Metro's income tax expense increased $3.3 million in 2025, compared to 2024, primarily driven by lower income tax credits in 2025.
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
Value at Risk (VaR) Associated with Energy Marketing Activities
Management uses a risk measurement model, which calculates VaR to measure Evergy's commodity price risk associated with its trading portfolio related to non-regulated energy marketing activities. The VaR is calculated using historical 30-day exponentially weighted volatilities and correlations and assumes a 95% confidence level and a one-day holding period. Based on this VaR analysis, as of December 31, 2025, a near term typical change in commodity prices is not expected to materially impact net income, cash flows or financial position.
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

VaR Model Trading Portfolio
Year Ended				Year Ended
December 31, 2025				December 31, 2024
End	High	Average	Low	End	High	Average	Low
(millions)				(millions)
$0.7	$2.8	$0.9	$0.1	$1.1	$3.6	$0.7	$0.1
Management back-tests VaR results against performance due to actual price movements. Based on the assumed 95% confidence interval, the performance due to actual price movements would be expected to exceed the VaR at least once every 20 trading days.
Interest Rate Risk
Evergy manages interest rate risk and short and long-term liquidity by limiting its exposure to variable interest rate debt and debt-like financial instruments to a percentage of total debt, diversifying maturity dates and, from time to time, entering into interest rate hedging transactions. As of December 31, 2025, 10.0% of Evergy's total debt (including short-term borrowings consisting of short-term debt in excess of utility construction work in progress balances that is not eligible for capitalization as AFUDC and borrowings under Evergy's receivable sale facilities) were exposed to interest rate risk. Evergy computes and presents information regarding the sensitivity to changes in interest rates for variable rate debt, short-term borrowings and current maturities of fixed rate debt by assuming a 100-basis-point change in the current interest rates applicable to such debt over the remaining time the debt is outstanding.
As of December 31, 2025, Evergy had $1,524.6 million of short-term borrowings, variable rate debt and current maturities of fixed rate debt exposed to variable interest rate sensitivity. A 100-basis-point change in interest rates applicable to this debt would impact Evergy's income before income taxes basis by approximately $13.2 million, net of AFUDC borrowed funds which represents the allowed cost of capital used to finance utility construction activity and is a reduction of interest expense.
Credit Risk
Evergy is exposed to counterparty credit risk largely in the form of accounts receivable from its retail and wholesale electric customers and through executory contracts with market risk exposure. The credit risk associated with accounts receivable from retail and wholesale customers is largely mitigated by Evergy's large number of individual customers spread across diverse customer classes and the ability to recover bad debt expense in customer rates. The Evergy Companies maintain credit policies and employ credit risk control mechanisms, such as letters of credit, when necessary to minimize their overall credit risk and monitor exposure. The credit risk associated with new large load customers is partially mitigated by the requirement that new large load customers post collateral equal to two years of minimum monthly bills at the time of signing the agreement, subject to established discounts based on creditworthiness. The Evergy Companies, at their discretion, may require additional collateral based on assessment of the overall creditworthiness of the counterparty. Credit risk of the Evergy Companies' derivative instruments relates to the potential adverse financial impact resulting from non-performance by a counterparty of its contractual obligations. See Note 13 to the consolidated financial statements for more information on potential loss on counterparty exposure for derivative instruments as of December 31, 2025.
Investment Risk
Evergy maintains trust funds, as required by the NRC, to fund its 94% share of decommissioning the Wolf Creek nuclear power plant and also maintains trusts to fund pension benefits as well as certain non-qualified retirement benefits. As of December 31, 2025, these funds were primarily invested in a diversified mix of equity and debt securities and reflected at fair value on Evergy's balance sheet. The equity securities in the trusts are exposed to price fluctuations in equity markets and the value of debt securities are exposed to changes in interest rates and other market factors.
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
In addition to Evergy's investments in debt and equity securities in its nuclear decommissioning and pension trusts, Evergy has also historically made limited non-regulated equity and debt investments in early-stage energy solution companies. These limited investments are often in privately-owned companies that do not have readily determinable fair values. However, from time to time, these investments could have changes in fair value as a result of bankruptcies, acquisitions, mergers, initial public offerings, or observable market transactions for similar investments. In 2025, Evergy initiated a process to dispose of these investments and could experience changes in their value upon their ultimate liquidation. See Note 1 to the consolidated financial statements for more information on these investments as of and for the year ended December 31, 2025.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Evergy, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Evergy, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the financial statement schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company's rates are subject to regulatory rate-setting processes and annual earnings oversight. Because the Commissions set the rates, the Company is allowed to charge customers based on allowable costs, including a reasonable return on equity, and the Company applies accounting standards that require the financial statements to reflect the effects of rate regulation, including the recording of regulatory assets and liabilities. The Company assesses whether the regulatory assets and regulatory liabilities continue to meet the criteria for probable future recovery or settlement at each balance sheet date and when regulatory events occur. This assessment includes consideration of recent rate orders, historical regulatory treatment for similar costs, and factors such as changes in applicable regulatory and political environments. While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the Commissions will not approve: (1) full recovery of the costs of providing utility service or (2) full recovery of amounts invested in the utility business and a reasonable return on that investment.
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
•We evaluated management's analysis, regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management's assertion that amounts are probable of recovery or a future reduction in rates.
/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
February 18, 2026

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Evergy Kansas Central, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Evergy Kansas Central, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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

The Company's rates are subject to regulatory rate-setting processes and annual earnings oversight. Because the Commission sets the rates, the Company is allowed to charge customers based on allowable costs, including a reasonable return on equity, and the Company applies accounting standards that require the financial statements to reflect the effects of rate regulation, including the recording of regulatory assets and liabilities. The Company assesses whether the regulatory assets and regulatory liabilities continue to meet the criteria for probable future recovery or settlement at each balance sheet date and when regulatory events occur. This assessment includes consideration of recent rate orders, historical regulatory treatment for similar costs, and factors such as changes in applicable regulatory and political environments. While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the Commission will not approve: (1) full recovery of the costs of providing utility service or (2) full recovery of amounts invested in the utility business and a reasonable return on that investment.
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
•We evaluated management's analysis regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management's assertion that amounts are probable of recovery or a future reduction in rates.
/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
February 18, 2026

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Evergy Metro, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Evergy Metro, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
•We evaluated management's analysis regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management's assertion that amounts are probable of recovery, or a future reduction in rates.
/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
February 18, 2026

We have served as the Company's auditor since 2002.

EVERGY, INC.
Consolidated Statements of Comprehensive Income

Year Ended December 31	2025	2024	2023
	(millions, except per share amounts)
OPERATING REVENUES	$5,961.6	$5,847.3	$5,508.2
OPERATING EXPENSES:
Fuel and purchased power	1,412.4	1,479.9	1,494.8
SPP network transmission costs	438.0	370.9	302.6
Operating and maintenance	995.3	961.9	945.3
Depreciation and amortization	1,162.9	1,114.0	1,076.5
Taxes other than income tax	420.1	452.6	406.6
Total Operating Expenses	4,428.7	4,379.3	4,225.8
INCOME FROM OPERATIONS	1,532.9	1,468.0	1,282.4
OTHER INCOME (EXPENSE):
Investment earnings (loss)	(35.0)	4.6	29.7
Other income	46.4	38.9	40.6
Other expense	(37.0)	(40.4)	(75.1)
Total Other Income (Expense), Net	(25.6)	3.1	(4.8)
Interest expense	616.3	563.1	525.8
INCOME BEFORE INCOME TAXES	891.0	908.0	751.8
Income tax expense	29.9	30.0	15.6
Equity in earnings of equity method investees, net of income taxes	6.8	7.8	7.4
NET INCOME	867.9	885.8	743.6
Less: Net income attributable to noncontrolling interests	12.3	12.3	12.3
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$855.6	$873.5	$731.3
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO EVERGY, INC. (see Note 1)
Basic earnings per common share	$3.71	$3.79	$3.18
Diluted earnings per common share	$3.66	$3.79	$3.17
AVERAGE COMMON SHARES OUTSTANDING
Basic	230.5	230.3	230.0
Diluted	233.6	230.6	230.5
COMPREHENSIVE INCOME
NET INCOME	$867.9	$885.8	$743.6
Derivative hedging activity
Gain on derivative hedging instruments	0.6	—	—
Income tax expense	(0.1)	—	—
Net gain on derivative hedging instruments	0.5	—	—
Reclassification to expenses, net of tax	5.4	5.4	5.4
Derivative hedging activity, net of tax	5.9	5.4	5.4
Defined benefit pension plans
Net gain (loss) arising during period	0.2	0.7	(0.5)
Income tax (expense) benefit	(0.1)	(0.1)	0.1
Net gain (loss) arising during period, net of tax	0.1	0.6	(0.4)
Amortization of net gains included in net periodic benefit costs, net of tax	(0.2)	(0.2)	(0.1)
Change in unrecognized pension expense, net of tax	(0.1)	0.4	(0.5)
Total other comprehensive income	5.8	5.8	4.9
Comprehensive income	873.7	891.6	748.5
Less: Comprehensive income attributable to noncontrolling interest	12.3	12.3	12.3
COMPREHENSIVE INCOME ATTRIBUTABLE TO EVERGY, INC.	$861.4	$879.3	$736.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets

	December 31
	2025	2024
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$19.8	$22.0
Receivables, net of allowance for credit losses of $15.3 and $15.7, respectively	214.2	245.4
Accounts receivable pledged as collateral	402.0	401.0
Fuel inventory and supplies	828.9	867.4
Income taxes receivable	8.2	11.1
Regulatory assets, includes $16.7 and $15.9 related to variable interest entity, respectively	217.4	180.9
Prepaid expenses	77.9	66.1
Other	47.4	45.4
Total Current Assets	1,815.8	1,839.3
PROPERTY, PLANT AND EQUIPMENT, NET, includes $119.4 and $126.5 related to variable interest entity, respectively	26,301.5	24,930.9
OTHER ASSETS:
Regulatory assets, includes $277.9 and $294.5 related to variable interest entity, respectively	1,885.3	1,719.3
Nuclear decommissioning trust	1,016.8	879.8
Goodwill	2,336.6	2,336.6
Other	592.5	576.2
Total Other Assets	5,831.2	5,511.9
TOTAL ASSETS	$33,948.5	$32,282.1
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets

	December 31
	2025	2024
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt, includes $17.0 and $16.2 related to variable interest entity, respectively	$367.0	$651.7
Commercial paper	1,394.0	1,207.6
Collateralized note payable	402.0	401.0
Accounts payable	654.3	613.8
Accrued taxes	169.4	159.0
Accrued interest, includes $1.3 and $1.3 related to variable interest entity, respectively	158.3	136.4
Regulatory liabilities	141.6	173.8
Asset retirement obligations	34.2	28.7
Other	375.1	290.4
Total Current Liabilities	3,695.9	3,662.4
LONG-TERM LIABILITIES:
Long-term debt, net, includes $279.2 and $295.7 related to variable interest entity, respectively	13,039.2	11,809.2
Deferred income taxes	2,020.7	2,035.7
Unamortized investment tax credits	155.8	162.8
Regulatory liabilities	2,824.6	2,672.0
Pension and post-retirement liability	278.7	371.3
Asset retirement obligations	1,308.1	1,268.3
Other	357.7	311.2
Total Long-Term Liabilities	19,984.8	18,630.5
Commitments and Contingencies (Note 15)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value 230,262,674 and 229,983,615 shares issued, stated value	7,273.1	7,245.9
Retained earnings	2,966.2	2,732.9
Accumulated other comprehensive loss	(18.0)	(23.8)
Total Evergy, Inc. Shareholders' Equity	10,221.3	9,955.0
Noncontrolling Interests	46.5	34.2
Total Equity	10,267.8	9,989.2
TOTAL LIABILITIES AND EQUITY	$33,948.5	$32,282.1
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Cash Flows

Year Ended December 31	2025	2024	2023
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$867.9	$885.8	$743.6
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	1,162.9	1,114.0	1,076.5
Amortization of nuclear fuel	55.2	56.5	62.4
Amortization of deferred refueling outage	11.7	17.2	18.2
Amortization of corporate-owned life insurance	26.6	23.8	25.1
Stock compensation	20.7	15.2	17.7
Net deferred income taxes and credits	20.9	(8.6)	(16.6)
Allowance for equity funds used during construction	(22.9)	(19.6)	(10.8)
Payments for asset retirement obligations	(13.3)	(12.1)	(21.8)
Equity in earnings of equity method investees, net of income taxes	(6.8)	(7.8)	(7.4)
Income from corporate-owned life insurance	(8.6)	(18.5)	(30.0)
(Gains) losses from investments in early-stage clean energy and energy solution companies	48.7	—	—
Other	1.5	—	1.5
Changes in working capital items:
Accounts receivable	19.9	16.7	54.5
Accounts receivable pledged as collateral	(1.0)	(59.0)	17.0
Fuel inventory and supplies	38.9	(89.2)	(102.4)
Prepaid expenses and other current assets	(18.2)	156.5	136.6
Accounts payable	(6.8)	46.0	(47.2)
Accrued taxes	13.4	2.7	(8.6)
Other current liabilities	(49.5)	(80.7)	(43.8)
Changes in other assets	(11.6)	8.1	21.7
Changes in other liabilities	(104.4)	(63.3)	94.0
Cash Flows from Operating Activities	2,045.2	1,983.7	1,980.2
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,796.9)	(2,336.6)	(2,334.0)
Acquisition of Persimmon Creek, net of cash acquired	—	—	(217.9)
Purchase of securities - trusts	(335.6)	(175.5)	(58.7)
Sale of securities - trusts	292.3	138.5	35.1
Proceeds from nonrefundable contributions in aid of construction	170.0	—	—
Investment in corporate-owned life insurance	(15.3)	(15.6)	(16.0)
Proceeds from investment in corporate-owned life insurance	54.0	101.6	118.7
Other investing activities	61.4	25.8	1.1
Cash Flows used in Investing Activities	(2,570.1)	(2,261.8)	(2,471.7)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	186.4	255.8	(381.9)
Repayment of term loan facility	—	—	(500.0)
Collateralized short-term borrowings, net	1.0	59.0	(17.0)
Issuance of common stock	1.1	—	—
Proceeds from long-term debt	1,687.5	1,414.0	2,444.8
Retirements of long-term debt	(751.1)	(811.5)	(439.5)
Borrowings against cash surrender value of corporate-owned life insurance	48.5	51.5	53.2
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(43.8)	(76.1)	(89.8)
Proceeds from refundable advances for construction	27.0	—	—
Cash dividends paid	(613.1)	(596.7)	(569.6)
Other financing activities	(21.5)	(15.7)	(6.2)
Cash Flows from Financing Activities	522.0	280.3	494.0
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2.9)	2.2	2.5
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	29.9	27.7	25.2
End of period	$27.0	$29.9	$27.7
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Changes in Equity

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	AOCI	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2022	229,546,105	$7,219.7	$2,298.5	$(34.5)	$9.6	$9,493.3
Net income	—	—	731.3	—	12.3	743.6
Issuance of stock compensation and reinvested dividends, net of tax withholding	183,191	(2.5)	—	—	—	(2.5)
Dividends declared on common stock ($2.48 per share)	—	—	(569.6)	—	—	(569.6)
Dividend equivalents declared	—	—	(2.4)	—	—	(2.4)
Stock compensation	—	17.5	—	—	—	17.5
Unearned compensation
Compensation expense recognized	—	0.2	—	—	—	0.2
Derivative hedging activity, net of tax	—	—	—	5.4	—	5.4
Change in unrecognized pension expense, net of tax	—	—	—	(0.5)	—	(0.5)
Balance as of December 31, 2023	229,729,296	7,234.9	2,457.8	(29.6)	21.9	9,685.0
Net income	—	—	873.5	—	12.3	885.8
Issuance of stock compensation and reinvested dividends, net of tax withholding	254,319	(4.8)	—	—	—	(4.8)
Dividends declared on common stock ($2.595 per share)	—	—	(596.7)	—	—	(596.7)
Dividend equivalents declared	—	—	(1.7)	—	—	(1.7)
Stock compensation	—	15.2	—	—	—	15.2
Derivative hedging activity, net of tax	—	—	—	5.4	—	5.4
Change in unrecognized pension expense, net of tax	—	—	—	0.4	—	0.4
Other	—	0.6	—	—	—	0.6
Balance as of December 31, 2024	229,983,615	7,245.9	2,732.9	(23.8)	34.2	9,989.2
Net income	—	—	855.6	—	12.3	867.9
Issuance of stock, net of issuance costs	127,295	8.9	—	—	—	8.9
Issuance of stock compensation and reinvested dividends, net of tax withholding	151,764	(3.1)	—	—	—	(3.1)
Dividends declared on common stock ($2.6975 per share)	—	—	(620.8)	—	—	(620.8)
Dividend equivalents declared	—	—	(1.5)	—	—	(1.5)
Stock compensation	—	20.7	—	—	—	20.7
Derivative hedging activity, net of tax	—	—	—	5.9	—	5.9
Change in unrecognized pension expense, net of tax	—	—	—	(0.1)	—	(0.1)
Other	—	0.7	—	—	—	0.7
Balance as of December 31, 2025	230,262,674	$7,273.1	$2,966.2	$(18.0)	$46.5	$10,267.8
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Income

Year Ended December 31	2025	2024	2023
	(millions)
OPERATING REVENUES	$3,060.3	$3,007.1	$2,698.4
OPERATING EXPENSES:
Fuel and purchased power	538.9	557.1	592.6
SPP network transmission costs	438.0	370.9	302.6
Operating and maintenance	478.8	476.0	477.3
Depreciation and amortization	579.2	561.7	515.5
Taxes other than income tax	223.7	250.7	219.8
Total Operating Expenses	2,258.6	2,216.4	2,107.8
INCOME FROM OPERATIONS	801.7	790.7	590.6
OTHER INCOME (EXPENSE):
Investment earnings	7.5	2.7	3.4
Other income	25.4	28.7	34.3
Other expense	(17.2)	(18.7)	(38.7)
Total Other Income (Expense), Net	15.7	12.7	(1.0)
Interest expense	241.2	229.5	214.6
INCOME BEFORE INCOME TAXES	576.2	573.9	375.0
Income tax expense (benefit)	16.3	12.2	(5.9)
Equity in earnings of equity method investees, net of income taxes	3.4	3.3	3.6
NET INCOME	563.3	565.0	384.5
Less: Net income attributable to noncontrolling interests	12.3	12.3	12.3
NET INCOME ATTRIBUTABLE TO EVERGY KANSAS CENTRAL, INC.	$551.0	$552.7	$372.2
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets

	December 31
	2025	2024
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$5.3	$3.7
Receivables, net of allowance for credit losses of $7.3 and $7.8, respectively	136.6	133.1
Related party receivables	59.8	23.4
Accounts receivable pledged as collateral	213.0	215.0
Fuel inventory and supplies	437.9	472.5
Income taxes receivable	—	11.4
Regulatory assets	76.7	79.7
Prepaid expenses	36.9	30.2
Other	17.5	9.2
Total Current Assets	983.7	978.2
PROPERTY, PLANT AND EQUIPMENT, NET, includes $119.4 and $126.5 related to variable interest entity, respectively	13,460.1	12,880.1
OTHER ASSETS:
Regulatory assets	523.8	446.6
Nuclear decommissioning trust	466.0	407.9
Other	340.0	296.3
Total Other Assets	1,329.8	1,150.8
TOTAL ASSETS	$15,773.6	$15,009.1
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets

	December 31
	2025	2024
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$350.0	$250.0
Commercial paper	321.9	797.3
Collateralized note payable	213.0	215.0
Accounts payable	256.4	281.5
Related party payables	27.9	36.7
Accrued taxes	134.6	109.7
Accrued interest	96.2	79.2
Regulatory liabilities	64.7	76.6
Asset retirement obligations	18.3	16.5
Other	199.2	165.6
Total Current Liabilities	1,682.2	2,028.1
LONG-TERM LIABILITIES:
Long-term debt, net	4,883.1	4,333.5
Deferred income taxes	760.9	805.6
Unamortized investment tax credits	48.7	52.4
Regulatory liabilities	1,557.9	1,475.8
Pension and post-retirement liability	171.7	218.2
Asset retirement obligations	654.0	631.3
Other	176.9	179.3
Total Long-Term Liabilities	8,253.2	7,696.1
Commitments and Contingencies (Note 15)
EQUITY:
Evergy Kansas Central, Inc. Shareholder's Equity:
Common stock - 1,000 shares authorized, $0.01 par value, 1 share issued	2,737.6	2,737.6
Retained earnings	3,054.1	2,513.1
Total Evergy Kansas Central, Inc. Shareholder's Equity	5,791.7	5,250.7
Noncontrolling Interests	46.5	34.2
Total Equity	5,838.2	5,284.9
TOTAL LIABILITIES AND EQUITY	$15,773.6	$15,009.1
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Cash Flows

Year Ended December 31	2025	2024	2023
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$563.3	$565.0	$384.5
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	579.2	561.7	515.5
Amortization of nuclear fuel	27.4	28.1	30.9
Amortization of deferred refueling outage	5.9	8.6	9.1
Amortization of corporate-owned life insurance	26.6	23.8	25.1
Net deferred income taxes and credits	(17.9)	1.3	(38.4)
Allowance for equity funds used during construction	(15.5)	(12.5)	(6.4)
Payments for asset retirement obligations	(7.8)	(7.4)	(9.8)
Equity in earnings of equity method investees, net of income taxes	(3.4)	(3.3)	(3.6)
Income from corporate-owned life insurance	(8.6)	(18.5)	(30.0)
Other	(5.5)	(5.5)	(5.5)
Changes in working capital items:
Accounts receivable	(42.8)	30.6	70.6
Accounts receivable pledged as collateral	2.0	(49.0)	19.0
Fuel inventory and supplies	35.0	(60.2)	(61.5)
Prepaid expenses and other current assets	3.7	73.1	65.3
Accounts payable	(57.1)	42.4	(26.4)
Accrued taxes	36.3	(1.3)	(25.9)
Other current liabilities	(32.5)	(105.8)	(26.0)
Changes in other assets	(25.3)	(15.4)	4.6
Changes in other liabilities	(34.1)	(15.7)	126.8
Cash Flows from Operating Activities	1,028.9	1,040.0	1,017.9
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,298.3)	(1,274.6)	(1,196.8)
Acquisition of Persimmon Creek, net of cash acquired	—	—	(217.9)
Purchase of securities - trusts	(244.5)	(52.5)	(25.6)
Sale of securities - trusts	208.6	19.1	8.3
Proceeds from nonrefundable contributions in aid of construction	88.4	—	—
Investment in corporate-owned life insurance	(14.6)	(15.6)	(16.0)
Proceeds from investment in corporate-owned life insurance	52.6	97.6	117.4
Other investing activities	31.1	28.8	13.3
Cash Flows used in Investing Activities	(1,176.7)	(1,197.2)	(1,317.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt, net	(475.4)	566.9	(542.4)
Collateralized short-term debt, net	(2.0)	49.0	(19.0)
Proceeds from long-term debt	971.1	—	690.5
Retirements of long-term debt	(325.5)	—	(50.0)
Net money pool borrowings	—	(261.4)	261.4
Borrowings against cash surrender value of corporate-owned life insurance	45.5	48.3	50.2
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(42.5)	(72.2)	(88.6)
Cash dividends paid	(10.0)	(172.0)	—
Other financing activities	(11.8)	(6.9)	(2.2)
Cash Flows from Financing Activities	149.4	151.7	299.9
NET CHANGE IN CASH AND CASH EQUIVALENTS	1.6	(5.5)	0.5
CASH AND CASH EQUIVALENTS:
Beginning of period	3.7	9.2	8.7
End of period	$5.3	$3.7	$9.2
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Changes in Equity

	Evergy Kansas Central, Inc. Shareholder
	Common stock shares	Common stock	Retained earnings	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2022	1	$2,737.6	$1,760.2	$9.6	$4,507.4
Net income	—	—	372.2	12.3	384.5
Balance as of December 31, 2023	1	2,737.6	2,132.4	21.9	4,891.9
Net income	—	—	552.7	12.3	565.0
Dividends declared on common stock	—	—	(172.0)	—	(172.0)
Balance as of December 31, 2024	1	2,737.6	2,513.1	34.2	5,284.9
Net income	—	—	551.0	12.3	563.3
Dividends declared on common stock	—	—	(10.0)	—	(10.0)
Balance as of December 31, 2025	1	$2,737.6	$3,054.1	$46.5	$5,838.2
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Comprehensive Income

Year Ended December 31	2025	2024	2023
	(millions)
OPERATING REVENUES	$1,916.1	$1,893.7	$1,889.0
OPERATING EXPENSES:
Fuel and purchased power	564.3	552.8	530.9
Operating and maintenance	297.2	281.7	284.1
Depreciation and amortization	408.8	400.6	416.6
Taxes other than income tax	141.3	147.4	132.8
Total Operating Expenses	1,411.6	1,382.5	1,364.4
INCOME FROM OPERATIONS	504.5	511.2	524.6
OTHER INCOME (EXPENSE):
Investment earnings	5.5	4.9	3.8
Other income	6.1	8.9	5.6
Other expense	(11.5)	(12.5)	(27.0)
Total Other Income (Expense), Net	0.1	1.3	(17.6)
Interest expense	139.9	147.1	135.8
INCOME BEFORE INCOME TAXES	364.7	365.4	371.2
Income tax expense	44.2	40.9	39.2
NET INCOME	$320.5	$324.5	$332.0
COMPREHENSIVE INCOME
NET INCOME	$320.5	$324.5	$332.0
OTHER COMPREHENSIVE INCOME:
Derivative hedging activity
Reclassification to expenses, net of tax	(0.3)	(0.3)	(0.3)
Derivative hedging activity, net of tax	(0.3)	(0.3)	(0.3)
Total other comprehensive loss	(0.3)	(0.3)	(0.3)
COMPREHENSIVE INCOME	$320.2	$324.2	$331.7
The disclosures regarding Evergy Metro included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets

	December 31
	2025	2024
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$3.3	$3.7
Receivables, net of allowance for credit losses of $5.7 and $5.8, respectively	45.9	58.1
Related party receivables	125.3	126.1
Accounts receivable pledged as collateral	139.0	136.0
Fuel inventory and supplies	279.9	283.8
Regulatory assets	42.6	42.7
Prepaid expenses	30.6	25.6
Other	23.1	25.5
Total Current Assets	689.7	701.5
PROPERTY, PLANT AND EQUIPMENT, NET	8,448.9	8,292.4
OTHER ASSETS:
Regulatory assets	538.6	429.4
Nuclear decommissioning trust	550.8	471.9
Other	124.2	81.5
Total Other Assets	1,213.6	982.8
TOTAL ASSETS	$10,352.2	$9,976.7
The disclosures regarding Evergy Metro included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets

	December 31
	2025	2024
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$350.0
Commercial paper	245.3	158.7
Collateralized note payable	139.0	136.0
Accounts payable	257.9	252.8
Related party payables	23.2	0.2
Accrued taxes	42.1	52.4
Accrued interest	35.4	32.1
Regulatory liabilities	38.0	38.5
Asset retirement obligations	15.0	11.8
Customer advances for construction	75.9	42.4
Other	69.8	65.0
Total Current Liabilities	941.6	1,139.9
LONG-TERM LIABILITIES:
Long-term debt, net	3,271.4	2,873.4
Deferred income taxes	743.8	755.3
Unamortized investment tax credits	104.8	108.0
Regulatory liabilities	1,141.3	1,008.4
Pension and post-retirement liability	91.4	137.0
Asset retirement obligations	506.5	490.9
Other	95.0	87.6
Total Long-Term Liabilities	5,954.2	5,460.6
Commitments and Contingencies (Note 15)
EQUITY:
Common stock - 1,000 shares authorized, without par value, 1 share issued, stated value	1,563.1	1,563.1
Retained earnings	1,890.2	1,809.7
Accumulated other comprehensive income	3.1	3.4
Total Equity	3,456.4	3,376.2
TOTAL LIABILITIES AND EQUITY	$10,352.2	$9,976.7
The disclosures regarding Evergy Metro included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Cash Flows

Year Ended December 31	2025	2024	2023
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$320.5	$324.5	$332.0
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	408.8	400.6	416.6
Amortization of nuclear fuel	27.8	28.4	31.5
Amortization of deferred refueling outage	5.8	8.6	9.1
Net deferred income taxes and credits	24.4	(0.4)	22.3
Allowance for equity funds used during construction	(4.9)	(7.1)	(4.4)
Payments for asset retirement obligations	(5.3)	(4.3)	(8.6)
Other	(0.4)	(0.4)	(0.4)
Changes in working capital items:
Accounts receivable	28.1	10.7	(0.2)
Accounts receivable pledged as collateral	(3.0)	(10.0)	(2.0)
Fuel inventory and supplies	3.9	(19.2)	(24.0)
Prepaid expenses and other current assets	(2.4)	(0.5)	(15.3)
Accounts payable	37.6	4.2	(7.3)
Accrued taxes	(10.3)	6.7	5.4
Other current liabilities	13.8	2.3	(19.8)
Changes in other assets	(25.9)	(13.1)	14.2
Changes in other liabilities	(19.8)	(9.0)	(5.9)
Cash Flows from Operating Activities	798.7	722.0	743.2
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(737.6)	(619.7)	(757.4)
Purchase of securities - trusts	(91.1)	(123.0)	(33.1)
Sale of securities - trusts	83.7	119.5	26.8
Proceeds from nonrefundable contributions in aid of construction	50.7	—	—
Net money pool lending	—	—	31.0
Other investing activities	3.0	3.6	3.5
Cash Flows used in Investing Activities	(691.3)	(619.6)	(729.2)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	86.6	(264.6)	312.3
Collateralized short-term debt, net	3.0	10.0	2.0
Proceeds from long-term debt	418.9	296.8	375.2
Retirements of long-term debt	(373.4)	—	(379.5)
Cash dividends paid	(240.0)	(141.0)	(325.0)
Other financing activities	(2.9)	(3.2)	1.2
Cash Flows used in Financing Activities	(107.8)	(102.0)	(13.8)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(0.4)	0.4	0.2
CASH AND CASH EQUIVALENTS:
Beginning of period	3.7	3.3	3.1
End of period	$3.3	$3.7	$3.3
The disclosures regarding Evergy Metro included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC
Consolidated Statements of Changes in Equity

	Common stock shares	Common Stock	Retained earnings	AOCI - Net gains (losses) on cash flow hedges	Total Equity
	(millions, except share amounts)
Balance as of December 31, 2022	1	$1,563.1	$1,619.2	$4.0	$3,186.3
Net income	—	—	332.0	—	332.0
Dividends declared on common stock	—	—	(325.0)	—	(325.0)
Derivative hedging activity, net of tax	—	—	—	(0.3)	(0.3)
Balance as of December 31, 2023	1	1,563.1	1,626.2	3.7	3,193.0
Net income	—	—	324.5	—	324.5
Dividends declared on common stock	—	—	(141.0)	—	(141.0)
Derivative hedging activity, net of tax	—	—	—	(0.3)	(0.3)
Balance as of December 31, 2024	1	1,563.1	1,809.7	3.4	3,376.2
Net income	—	—	320.5	—	320.5
Dividends declared on common stock	—	—	(240.0)	—	(240.0)
Derivative hedging activity, net of tax	—	—	—	(0.3)	(0.3)
Balance as of December 31, 2025	1	$1,563.1	$1,890.2	$3.1	$3,456.4
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
Cash, Cash Equivalents and Restricted Cash
Cash equivalents consist of highly liquid investments with original maturities of three months or less at acquisition. Evergy has restricted cash included in Other Current Assets and Other Non-current Assets on Evergy's consolidated balance sheets to facilitate the servicing of Evergy Missouri West Storm Funding I, LLC's (Evergy Missouri West Storm Funding) debt and the funding requirements for a jointly-owned generation facility. See Note 19 for additional information on the VIE. The following table summarizes the cash, cash equivalents and restricted cash included on Evergy's consolidated balance sheets.

	December 31
	2025	2024
Evergy	(millions)
Current assets
Cash and cash equivalents	$19.8	$22.0
Other	5.6	6.2
Other assets
Other	1.6	1.7
Total cash, cash equivalents and restricted cash	$27.0	$29.9
Fuel Inventory and Supplies
The Evergy Companies record fuel inventory and supplies at average cost. The following table separately states the balances for fuel inventory and supplies.

	December 31
	2025	2024
Evergy	(millions)
Fuel inventory	$218.6	$264.2
Supplies	610.3	603.2
Fuel inventory and supplies	$828.9	$867.4
Evergy Kansas Central
Fuel inventory	$114.9	$154.2
Supplies	323.0	318.3
Fuel inventory and supplies	$437.9	$472.5
Evergy Metro
Fuel inventory	$69.6	$71.9
Supplies	210.3	211.9
Fuel inventory and supplies	$279.9	$283.8

Property, Plant and Equipment
The Evergy Companies record the value of property, plant and equipment, including that of VIEs, at cost. For plant, cost includes contracted services, direct labor and materials, indirect charges for engineering and supervision and an allowance for funds used during construction (AFUDC). AFUDC represents the allowed cost of capital used to finance utility construction activity. AFUDC equity funds are included as a non-cash item in other income and AFUDC borrowed funds are a reduction of interest expense. AFUDC is computed by applying a composite rate to qualified construction work in progress (CWIP). The rates used to compute gross AFUDC are compounded semi-annually.
The amounts of the Evergy Companies' AFUDC for borrowed and equity funds are detailed in the following table.

	2025	2024	2023
Evergy	(millions)
AFUDC borrowed funds	$36.9	$41.8	$39.3
AFUDC equity funds	22.9	19.6	10.8
Total	$59.8	$61.4	$50.1
Evergy Kansas Central
AFUDC borrowed funds	$18.0	$24.7	$22.2
AFUDC equity funds	15.5	12.5	6.4
Total	$33.5	$37.2	$28.6
Evergy Metro
AFUDC borrowed funds	$9.1	$11.6	$11.8
AFUDC equity funds	4.9	7.1	4.4
Total	$14.0	$18.7	$16.2
The average rates used in the calculation of AFUDC are detailed in the following table.

	2025	2024	2023
Evergy Kansas Central	4.6%	5.2%	5.7%
Evergy Metro	3.9%	5.8%	5.2%
Evergy Missouri West	5.1%	5.1%	5.6%
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

	December 31
	2025	2024
Evergy	(millions)
Cash surrender value of policies	$1,331.0	$1,322.6
Borrowings against policies	(1,201.0)	(1,196.2)
Corporate-owned life insurance, net	$130.0	$126.4
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
Revenue Recognition
The Evergy Companies recognize revenue on the sale of electricity to customers over time as the service is provided in the amount they have the right to invoice. Revenues recorded include electric services provided but not yet billed by the Evergy Companies. Unbilled revenues are recorded for kilowatt hour (kWh) usage in the period following the customers' billing cycle to the end of the month. This estimate is based on net system kWh usage less actual billed kWhs. The Evergy Companies' estimated unbilled kWhs are allocated and priced by regulatory jurisdiction across the rate classes based on actual billing rates. The Evergy Companies' unbilled revenue estimate is affected by factors including fluctuations in energy demand, weather, line losses and changes in the composition of customer classes. See Note 3 for the balance of unbilled receivables for each of Evergy, Evergy Kansas Central and Evergy Metro as of December 31, 2025 and 2024.
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

Other Income and Other Expense
The tables below show the detail of other income and other expense, respectively, for each of the Evergy Companies.

Other Income	2025	2024	2023
Evergy	(millions)
AFUDC equity	$22.9	$19.6	$10.8
Corporate-owned life insurance policy benefit	7.9	15.7	26.8
Income from commercial solar project	11.8	0.8	—
Other	3.8	2.8	3.0
Other income	$46.4	$38.9	$40.6
Evergy Kansas Central
AFUDC equity	$15.5	$12.5	$6.4
Corporate-owned life insurance policy benefit	7.4	14.9	26.5
Other	2.5	1.3	1.4
Other income	$25.4	$28.7	$34.3
Evergy Metro
AFUDC equity	$4.9	$7.1	$4.4
Other	1.2	1.8	1.2
Other income	$6.1	$8.9	$5.6

Other Expense	2025	2024	2023
Evergy	(millions)
Non-service cost component of net benefit cost	$(9.6)	$(16.6)	$(51.2)
Corporate-owned life insurance	(22.2)	(21.3)	(21.7)
Other	(5.2)	(2.5)	(2.2)
Other expense	$(37.0)	$(40.4)	$(75.1)
Evergy Kansas Central
Non-service cost component of net benefit cost	$4.6	$2.1	$(17.6)
Corporate-owned life insurance	(21.1)	(20.2)	(20.6)
Other	(0.7)	(0.6)	(0.5)
Other expense	$(17.2)	$(18.7)	$(38.7)
Evergy Metro
Non-service cost component of net benefit cost	$(9.1)	$(10.1)	$(24.8)
Corporate-owned life insurance	(1.1)	(1.0)	(1.1)
Other	(1.3)	(1.4)	(1.1)
Other expense	$(11.5)	$(12.5)	$(27.0)
Investments in Early-Stage Clean Energy and Energy Solution Companies
From time to time, Evergy has made limited non-regulated equity and debt investments in early-stage clean energy and energy solution companies. These investments are recorded in Other Assets - Long-Term on Evergy’s consolidated balance sheets and as of December 31, 2025, and December 31, 2024, the total value of these investments was $41.3 million and $121.4 million, respectively. These investments have historically not had a significant impact on Evergy’s results of operations.
In 2025, Evergy recorded $48.7 million of losses in investment earnings (loss) on its consolidated statements of income and comprehensive income, resulting from a decline in fair value and losses on the sale of certain investments. The losses consisted of $13.5 million of realized losses and $35.2 million of unrealized and impairment losses.

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
The following table reconciles Evergy's basic and diluted EPS.

	2025	2024	2023
Income	(millions, except per share amounts)
Net income	$867.9	$885.8	$743.6
Less: Net income attributable to noncontrolling interests	12.3	12.3	12.3
Net income attributable to Evergy, Inc.	$855.6	$873.5	$731.3
Common Shares Outstanding
Weighted average number of common shares outstanding - basic	230.5	230.3	230.0
Add: effect of dilutive securities	3.1	0.3	0.5
Diluted average number of common shares outstanding	233.6	230.6	230.5
Basic EPS	$3.71	$3.79	$3.18
Diluted EPS	$3.66	$3.79	$3.17
The effect of dilutive securities for 2025 included 2.6 million shares resulting from Evergy's convertible notes. There was no dilution resulting from Evergy's convertible notes in 2024 or 2023.
The table below summarizes the anti-dilutive securities excluded from the computation of diluted EPS.

Anti-Dilutive Securities	2025	2024	2023
	(shares in millions)
Common shares issuable pursuant to a warrant	—	—	4.0
RSUs with performance measures	0.1	—	—

Supplemental Cash Flow Information

Evergy
Year Ended December 31	2025	2024	2023
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$586.7	$538.5	$500.9
Interest of VIEs	16.1	13.1	—
Non-cash investing transactions:
Property, plant and equipment additions	316.1	277.5	251.3
Non-cash financing transactions:
Issuance of common stock for reinvested dividends	7.8	—	—

Evergy Kansas Central
Year Ended December 31	2025	2024	2023
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$229.6	$220.6	$195.3
Non-cash investing transactions:
Property, plant and equipment additions	159.5	158.0	134.1

Evergy Metro
Year Ended December 31	2025	2024	2023
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$151.4	$145.9	$134.3
Non-cash investing transactions:
Property, plant and equipment additions	65.5	86.3	83.2
Dividends Declared
In February 2026, Evergy's Board of Directors (Evergy Board) declared a quarterly dividend of $0.6950 per share on Evergy's common stock.  The common stock dividend is payable March 20, 2026, to shareholders of record as of March 10, 2026.
In February 2026, Evergy Kansas Central's Board of Directors and Evergy Metro's Board of Directors each declared a cash dividend to Evergy of up to $50.0 million payable on or before March 19, 2026.
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

Natural Gas Plant Investments
The Evergy Companies use integrated resource plans (IRPs), detailed analyses that estimate factors that influence the future supply and demand for electricity, to inform the manner in which they supply electricity. The most recent IRPs incorporate the latest SPP resource adequacy requirements and anticipated load growth. Based on these and other factors, the IRP indicated the addition of new supply side resources, including combined and simple cycle natural gas plants, would be needed.

In October 2024, Evergy announced its plan to construct two combined-cycle natural gas plants located in Kansas. Evergy Kansas Central and Evergy Missouri West will jointly-own each plant and expect each plant to have an initial generating capacity of approximately 705 MWs. The first plant, a combined cycle gas turbine (CCGT) facility located in Sumner County, is expected to begin operations by spring of 2029 and the second plant, a CCGT facility located in Reno County, is expected to begin operations by spring of 2030.
Additionally, Evergy Missouri West plans to construct a 440 MW simple-cycle natural gas plant located in Missouri. The plant is expected to begin operations in 2030.
In 2024, Evergy Kansas Central and Evergy Missouri West requested predetermination from the KCC and a Certificate of Convenience and Necessity (CCN) from the MPSC, respectively, for their planned natural gas investments. In July 2025, the KCC approved a non-unanimous partial settlement agreement regarding Evergy Kansas Central's investments in its planned natural gas plants. In July 2025, the MPSC approved a non-unanimous stipulation and agreement regarding Evergy Missouri West's investments in its planned natural gas plants. See "Applications for Predetermination" and "Requests for Certificate of Convenience and Necessity" in Note 4 for additional information regarding Evergy Kansas Central's and Evergy Missouri West's applications for predetermination and a CCN for their investments in these natural gas plants.
Renewable Plant Investments
Evergy Kansas Central intends to construct and own an approximately 159 MW solar generation facility, to be located in Douglas County Kansas, called Kansas Sky. In July 2024, a lawsuit was filed in the District Court of Douglas County, Grant Township, et al. v. Board of County Commissioners, requesting the court to overturn Douglas County's approval of the application to construct the solar generation facility. Due to the ongoing litigation, including the court's granting of an emergency injunction in December 2024 which temporarily prohibits the construction of the solar generation facility, Evergy Kansas Central is not able to estimate when the solar generation facility will begin operations. In July 2025, the KCC approved a unanimous partial settlement agreement for the Kansas Sky solar investment. See "Applications for Predetermination" in Note 4 for additional information regarding Evergy Kansas Central's application for predetermination for its investment in this renewable generating plant.
In 2024, Evergy Missouri West entered into agreements to own two solar generation facilities currently under development. The first facility, to be called Sunflower Sky, is a solar generation facility to be located in Kansas with an expected generating capacity of approximately 65 MWs. In September 2025, Evergy Missouri West acquired the Sunflower Sky solar facility assets from the developer and will complete construction of the facility. The second facility, to be called Foxtrot, is a solar generation facility to be located in Missouri with an expected generating capacity of approximately 100 MWs. In November 2025, Evergy Missouri West acquired the Foxtrot solar facility assets from the developer and will complete construction of the facility. The solar generation facilities are expected to begin operations by summer of 2027. In July 2025, the MPSC approved a unanimous stipulation and agreement regarding Evergy Missouri West's planned investments in the solar generation facilities. See "Requests for Certificate of Convenience and Necessity" in Note 4 for additional information regarding Evergy Missouri West's application for a CCN for its investment in these renewable generating plants.
New Accounting Pronouncements
Improvements to Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Improvements to Income Tax Disclosures. This ASU is intended to improve the transparency and decision usefulness of income tax disclosures primarily by enhancing consistency in the categorization and disaggregation of information included in the effective tax rate reconciliation and income taxes paid by jurisdiction. This guidance is effective for annual periods beginning after December 15, 2025. The Evergy Companies adopted ASU No. 2023-09 retrospectively and it is reflected for all periods presented. The adoption of ASU No. 2023-09 did not have a material impact on the Evergy Companies' results of operations, financial positions, or cash flows. See Note 20 for further detail on the updated presentation.
Income Statement—Reporting Comprehensive Income: Expense Disaggregation Disclosures
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income: Expense Disaggregation Disclosures. This ASU is intended to enhance income statement expense disclosures by requiring disaggregated information about specific expenses categories in commonly presented income statement expense captions. ASU No. 2024-03 is effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted. The Evergy Companies are currently evaluating the disclosure impact of this ASU on their respective consolidated financial statements.
2. REVENUE
Evergy's, Evergy Kansas Central's and Evergy Metro's revenues disaggregated by customer class are summarized in the following tables.

Evergy
	2025	2024	2023
Revenues	(millions)
Residential	$2,198.6	$2,186.6	$2,036.7
Commercial	1,950.5	1,963.7	1,832.4
Industrial	649.9	682.0	625.9
Other retail	45.7	43.3	43.2
Total electric retail	$4,844.7	$4,875.6	$4,538.2
Wholesale	312.8	320.5	373.5
Transmission	520.6	482.6	403.2
Industrial steam and other	27.0	25.7	30.2
Total revenue from contracts with customers	$5,705.1	$5,704.4	$5,345.1
Other	256.5	142.9	163.1
Operating revenues	$5,961.6	$5,847.3	$5,508.2

Evergy Kansas Central
	2025	2024	2023
Revenues	(millions)
Residential	$960.3	$983.5	$821.0
Commercial	816.3	842.7	722.9
Industrial	425.0	448.9	398.5
Other retail	24.3	25.2	18.1
Total electric retail	$2,225.9	$2,300.3	$1,960.5
Wholesale	266.2	237.2	296.8
Transmission	483.0	455.0	385.8
Other	2.6	2.7	2.1
Total revenue from contracts with customers	$2,977.7	$2,995.2	$2,645.2
Other	82.6	11.9	53.2
Operating revenues	$3,060.3	$3,007.1	$2,698.4

Evergy Metro
	2025	2024	2023
Revenues	(millions)
Residential	$750.6	$738.8	$748.4
Commercial	781.5	776.7	778.9
Industrial	131.8	132.7	130.9
Other retail	11.8	10.3	12.7
Total electric retail	$1,675.7	$1,658.5	$1,670.9
Wholesale	38.7	82.6	91.9
Transmission	25.7	19.9	14.3
Other	4.3	3.7	3.3
Total revenue from contracts with customers	$1,744.4	$1,764.7	$1,780.4
Other	171.7	129.0	108.6
Operating revenues	$1,916.1	$1,893.7	$1,889.0
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

3. RECEIVABLES
The Evergy Companies' receivables are detailed in the following table.

	December 31
	2025	2024
Evergy	(millions)
Customer accounts receivable - billed	$10.0	$2.7
Customer accounts receivable - unbilled	108.9	108.4
Other receivables	110.6	150.0
Allowance for credit losses	(15.3)	(15.7)
Total	$214.2	$245.4
Evergy Kansas Central
Customer accounts receivable - unbilled	$42.8	$36.0
Other receivables	101.1	104.9
Allowance for credit losses	(7.3)	(7.8)
Total	$136.6	$133.1
Evergy Metro
Customer accounts receivable - unbilled	$30.0	$28.5
Other receivables	21.6	35.4
Allowance for credit losses	(5.7)	(5.8)
Total	$45.9	$58.1
The Evergy Companies' other receivables as of December 31, 2025 and 2024, consisted primarily of receivables from partners in jointly-owned electric utility plants, wholesale sales receivables and receivables related to alternative revenue programs.
The Evergy Companies' other receivables also included receivables from contracts with customers as summarized in the following table.

	December 31
	2025	2024
	(millions)
Evergy	$64.2	$68.9
Evergy Kansas Central	59.7	65.3
Evergy Metro	2.9	2.6

The change in the Evergy Companies' allowance for credit losses is summarized in the following table.

	2025	2024
Evergy	(millions)
Beginning balance January 1	$15.7	$24.2
Credit loss expense	20.4	11.7
Write-offs	(32.4)	(32.5)
Recoveries of prior write-offs	11.6	12.3
Ending balance December 31	$15.3	$15.7
Evergy Kansas Central
Beginning balance January 1	$7.8	$11.6
Credit loss expense	10.4	6.6
Write-offs	(15.6)	(15.6)
Recoveries of prior write-offs	4.7	5.2
Ending balance December 31	$7.3	$7.8
Evergy Metro
Beginning balance January 1	$5.8	$7.9
Credit loss expense	6.8	4.5
Write-offs	(11.8)	(11.6)
Recoveries of prior write-offs	4.9	5.0
Ending balance December 31	$5.7	$5.8
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

	December 31
	2025	2024
	(millions)
Evergy	$402.0	$401.0
Evergy Kansas Central	213.0	215.0
Evergy Metro	139.0	136.0
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
Earnings Review and Sharing
As part of the settlement agreement in Evergy Kansas Central's 2025 KCC rate case, Evergy Kansas Central agreed to participate in an earnings review surveillance report for each calendar year beginning 2025 through the time Evergy Kansas Central files its next general rate case and new base rates become effective as a result of that case. Under this mechanism, Evergy Kansas Central’s jurisdiction is required to refund customers 50% of annual earnings in excess of a 9.7% return on equity.
As of December 31, 2025, Evergy Kansas Central estimates its 2025 annual earnings will not result in a refund obligation under the earnings review mechanism. Evergy Kansas Central expects to file its 2025 earnings calculation with the KCC in March 2026. The final refund obligation for 2025, if any, will be decided by the KCC and could vary from the current estimate.
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
In July 2024, a lawsuit was filed in the District Court of Douglas County, Grant Township, et al. v. Board of County Commissioners, requesting the court to overturn Douglas County's approval of the application to construct the solar generation facility. Due to the ongoing litigation, including the court's granting of an emergency injunction in December 2024 which temporarily prohibits construction of the solar generation facility, Evergy Kansas Central is not able to estimate when the solar generation facility will begin operations.
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
MPSC Proceedings
Evergy Metro's 2026 Rate Case Proceeding
In February 2026, Evergy Metro filed an application with the MPSC to request an increase to its retail revenues of approximately $140 million. Evergy Metro's request reflected a return on equity of 10.5% (with a capital structure composed of 52% equity) and increases related to the recovery of infrastructure investments made to improve reliability and enhance customer service and the update of expenses to current levels of spend. New rates are expected to be effective in January 2027.

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
•$21.6 million increase effective in January 2026;
•$19.1 million increase effective in January 2025; and
•$115.8 million increase effective in January 2024.
Evergy Kansas Central TFR Formal Complaint
In February 2023, certain Evergy Kansas Central TFR customers submitted a formal complaint with FERC requesting the refund of over-collections related to the capital structure calculation in determining Evergy Kansas Central's Annual Transmission Revenue Requirement for the 2018 and 2019 rate years. As of December 31, 2025, and December 31, 2024, Evergy and Evergy Kansas Central had recorded a regulatory liability of $9.7 million and $7.1 million, respectively, related to the 2018 and 2019 rate year refund request. Evergy and Evergy Kansas Central are awaiting a response from FERC.
Evergy Metro TFR Annual Update
Most recently, the updated TFR was expected to adjust Evergy Metro's annual transmission revenues by approximately:
•$2.4 million decrease effective in January 2026;
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

The Evergy Companies' regulatory assets and liabilities are detailed in the following tables.

	December 31
	2025			2024
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Regulatory Assets	(millions)
Pension and post-retirement costs	$41.0	$—	$—	$47.3	$—	$—
Debt reacquisition costs	68.6	64.3	4.2	74.8	69.8	4.7
Debt fair value adjustment	76.1	—	—	81.6	—	—
Asset retirement obligations fair value adjustment	122.8	—	—	121.9	—	—
Depreciation	367.1	107.8	158.7	238.3	55.6	94.7
Cost of removal	394.1	151.8	186.4	332.1	133.5	167.8
Asset retirement obligations	220.4	94.8	97.3	189.0	81.5	82.2
Analog meter unrecovered investment	4.1	4.1	—	6.2	6.2	—
Treasury yield hedges	15.9	15.9	—	17.0	17.0	—
Iatan No. 1 and common facilities	5.3	—	2.4	5.6	—	2.5
Iatan No. 2 construction accounting costs	22.0	—	11.0	22.7	—	11.4
Property taxes	40.2	4.5	32.7	26.6	—	23.7
Disallowed plant costs	12.7	12.7	—	13.2	13.2	—
La Cygne environmental costs	6.4	4.7	1.7	7.7	5.8	1.9
Deferred customer programs	50.5	31.0	18.4	38.5	15.9	17.2
Fuel recovery mechanisms	64.6	11.8	11.6	25.7	16.3	9.4
February 2021 winter weather event	—	—	—	8.3	8.3	—
February 2021 winter weather event securitized costs	294.6	—	—	310.4	—	—
Solar rebates	—	—	—	3.4	—	—
Transmission delivery charge	14.2	13.2	1.0	22.0	20.0	2.0
Wolf Creek outage	26.0	13.0	13.0	14.6	7.3	7.3
Pension and other post-retirement benefit non-service costs	79.0	30.5	29.7	82.4	31.0	31.9
Retired generation facilities	102.6	—	—	120.8	—	—
Merger transition costs	13.7	6.4	5.1	18.4	8.7	6.9
Other regulatory assets	60.8	34.0	8.0	71.7	36.2	8.5
Total	2,102.7	600.5	581.2	1,900.2	526.3	472.1
Less: current portion	(217.4)	(76.7)	(42.6)	(180.9)	(79.7)	(42.7)
Total noncurrent regulatory assets	$1,885.3	$523.8	$538.6	$1,719.3	$446.6	$429.4

	December 31
	2025			2024
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Regulatory Liabilities	(millions)
Taxes refundable through future rates	$1,581.6	$991.0	$470.4	$1,631.4	$1,008.5	$477.7
Nuclear production tax credits	263.1	130.5	132.6	168.6	82.4	86.2
Deferred regulatory gain from sale leaseback	20.6	20.6	—	26.1	26.1	—
Emission allowances	26.2	—	26.2	30.2	—	30.2
Nuclear decommissioning	480.4	173.3	307.1	387.2	142.1	245.1
Pension and post-retirement costs	279.4	71.6	205.3	206.6	39.0	165.4
Jurisdictional allowance for funds used during construction	23.4	21.7	1.7	23.8	22.1	1.7
La Cygne leasehold dismantling costs	29.6	29.6	—	29.6	29.6	—
Kansas tax credits	—	—	—	8.4	8.4	—
Purchase power agreement	2.2	2.2	—	3.0	3.0	—
Fuel recovery mechanisms	8.3	—	8.3	21.5	—	0.2
February 2021 winter weather event	5.8	4.7	1.1	3.0	—	3.0
Sibley AAO	26.4	—	—	52.8	—	—
TFR refunds	9.7	9.7	—	7.1	7.1	—
COLI rate credits refund	35.2	35.2	—	64.4	64.4	—
Levelized rate recovery	96.2	96.2	—	65.0	65.0	—
Other regulatory liabilities	78.1	36.3	26.6	117.1	54.7	37.4
Total	2,966.2	1,622.6	1,179.3	2,845.8	1,552.4	1,046.9
Less: current portion	(141.6)	(64.7)	(38.0)	(173.8)	(76.6)	(38.5)
Total noncurrent regulatory liabilities	$2,824.6	$1,557.9	$1,141.3	$2,672.0	$1,475.8	$1,008.4
The following summarizes the nature and period of recovery for each of the regulatory assets listed in the table above.
Pension and post-retirement costs: Represent the difference between pension and post-retirement costs under GAAP and pension and post-retirement costs for ratemaking that will be recovered in future rates. Of this amount, as of December 31, 2025, $35.8 million is not included in rate base and is amortized over various periods.
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
Depreciation: Represents depreciation and carrying costs deferred under PISA approved in Kansas and Missouri where depreciation incurred on assets placed in service prior to inclusion in rates can be deferred until the next general rate case and then amortized over a 20-year period and included in rate base.
Cost of removal: Represents amounts spent, but not yet collected, to dispose of plant assets. This asset will decrease as removal costs are collected in rates and is included in rate base.

Asset retirement obligations: Represents amounts associated with AROs as discussed further in Note 6. These amounts are recovered over the life of the related plant and are not included in rate base.
Analog meter unrecovered investment: Represents the deferral of unrecovered investment of retired analog meters. These costs are not included in rate base and are amortized through 2028.
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
February 2021 winter weather event: Represents deferred extraordinary fuel and purchased power costs incurred to provide electric service as a result of the February 2021 winter weather event. These amounts are not included in rate base and were fully amortized in 2025.
February 2021 winter weather event securitized costs: Represents deferred extraordinary fuel and purchased power costs incurred to provide electric service as a result of the February 2021 winter weather event. In February 2024, Evergy Missouri West securitized this asset. Evergy Missouri West expects to recover the amounts through 2038.
Solar rebates: Represents costs associated with solar rebates provided to retail electric customers. These amounts are not included in rate base and were fully amortized in 2025.
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
Merger transition costs: Represents recoverable transition costs related to the merger that created Evergy. The amounts are not included in rate base and are recovered through 2028.

Other regulatory assets: Includes various regulatory assets that individually are small in relation to the total regulatory asset balance. Of these amounts, $5.5 million, $4.9 million and $0.3 million for Evergy, Evergy Kansas Central and Evergy Metro, respectively, are included in rate base and are amortized over various periods.
The following summarizes the nature and period of amortization for each of the regulatory liabilities listed in the table above.
Taxes refundable through future rates: Represents the obligation to return to customers income taxes recovered in earlier periods when corporate income tax rates were higher than current income tax rates. A large portion of this amount is related to depreciation and will be refunded to customers over the life of the applicable property.
Nuclear production tax credits: Represents nuclear production tax credits (PTCs) generated by Wolf Creek. The benefits from these credits are expected to be refunded to customers in future rates following the monetization of the credits.
Deferred regulatory gain from sale leaseback: Represents the gain Evergy Kansas South recorded on the 1987 sale and leaseback of its 50% interest in La Cygne Unit 2. The gain is amortized over the term of the lease.
Emission allowances: Represents deferred gains related to the sale of emission allowances to be refunded to customers.
Nuclear decommissioning: Represents the difference between the fair value of the assets held in the nuclear decommissioning trust and the amount recorded for the accumulated accretion and depreciation expense associated with the asset retirement obligation related to Wolf Creek.
Pension and post-retirement costs: Represents the difference between pension and post-retirement costs under GAAP, including accumulated unrecognized gains, and pension and post-retirement costs for ratemaking that will be refunded in future rates.
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
Fuel recovery mechanisms: Represents the amount collected from customers in excess of the actual cost of fuel consumed in producing electricity and the cost of purchased power. This difference is expected to be refunded over a one-year period.
February 2021 winter weather event: Represents refunds to customers related to a February 2021 winter weather event.
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
TFR refunds: These amounts are associated with a formal complaint certain Evergy Kansas Central TFR customers submitted with FERC requesting the refund of over-collections related to the capital structure calculation in determining Evergy Kansas Central's Annual Transmission Revenue Requirement for the 2018 and 2019 rate years. See "Evergy Kansas Central TFR Formal Complaint" within this Note 4 for additional information.
COLI rate credits refund: Represents the amount ordered to be refunded by Evergy Kansas Central to customers and will be amortized through 2027, to account for the difference between the expected amount of COLI rate credits approved and the actual amount of COLI rate credits received by customers from 1987 through 2023.
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
5. GOODWILL
GAAP requires goodwill to be tested for impairment annually and when an event occurs indicating the possibility that an impairment exists. Evergy's impairment test for the $2,336.6 million of goodwill that was recorded as a result of the merger that created Evergy was conducted as of May 1, 2025. The goodwill impairment test consists of comparing the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment. In the event that the carrying amount exceeds the fair value of the reporting unit, an impairment loss is recognized for the difference between the carrying amount of the reporting unit and its fair value. Evergy's consolidated operations are considered one reporting unit for assessment of impairment, as management assesses financial performance and allocates resources on a consolidated basis. The determination of fair value of the reporting unit consisted of two valuation techniques: an income approach consisting of a discounted cash flow analysis and a market approach consisting of a determination of reporting unit invested capital using a market multiple derived from the historical earnings before interest, income taxes, depreciation and amortization and market prices of the stock of peer companies. The results of the two techniques were evaluated and weighted to determine a point within the range that management considered representative of fair value for the reporting unit. The fair value of the reporting unit exceeded the carrying amount, including goodwill. As a result, there was no impairment of goodwill in 2025 or 2024.
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

The following table summarizes the change in the Evergy Companies' AROs for the periods ending December 31, 2025 and 2024.

	Evergy		Evergy Kansas Central		Evergy Metro
	2025	2024	2025	2024	2025	2024
	(millions)
Beginning balance January 1	$1,297.0	$1,203.1	$647.8	$599.3	$502.7	$460.4
Additions	—	72.8	—	44.8	—	24.1
Revision in timing and/or estimates	(5.3)	(28.0)	(5.3)	(24.3)	—	(0.5)
Settlements	(13.3)	(12.1)	(7.8)	(7.4)	(5.3)	(4.3)
Accretion	63.9	61.2	37.6	35.4	24.1	23.0
Ending balance	$1,342.3	$1,297.0	$672.3	$647.8	$521.5	$502.7
Less: current portion	(34.2)	(28.7)	(18.3)	(16.5)	(15.0)	(11.8)
Total noncurrent asset retirement obligation	$1,308.1	$1,268.3	$654.0	$631.3	$506.5	$490.9
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
7. PROPERTY, PLANT AND EQUIPMENT
The following tables summarize the property, plant and equipment of Evergy, Evergy Kansas Central and Evergy Metro.

December 31, 2025	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$38,218.9	$18,893.6	$14,001.3
Electric plant acquisition adjustment	739.8	724.9	—
Accumulated depreciation	(14,986.6)	(7,308.5)	(6,110.5)
Plant in service	23,972.1	12,310.0	7,890.8
Construction work in progress	2,120.6	1,045.8	453.6
Nuclear fuel, net	208.8	104.3	104.5
Net property, plant and equipment	$26,301.5	$13,460.1	$8,448.9

December 31, 2024	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$36,444.9	$17,914.9	$13,468.3
Electric plant acquisition adjustment	742.9	724.9	—
Accumulated depreciation	(14,165.5)	(6,914.4)	(5,752.6)
Plant in service	23,022.3	11,725.4	7,715.7
Construction work in progress	1,707.0	1,053.7	476.1
Nuclear fuel, net	200.9	100.3	100.6
Plant to be retired, net(a)	0.7	0.7	—
Net property, plant and equipment	$24,930.9	$12,880.1	$8,292.4
(a) As of December 31, 2024, represents the planned retirement of Evergy Kansas Central analog meters prior to the end of their remaining useful lives.

The following table summarizes the property, plant and equipment of the VIE for Evergy and Evergy Kansas Central.

	December 31
	2025	2024
	(millions)
Electric plant of VIEs	$392.1	$392.1
Accumulated depreciation of VIEs	(272.7)	(265.6)
Net property, plant and equipment of VIEs	$119.4	$126.5
Depreciation Expense
The Evergy Companies' depreciation expense is detailed in the following table.

	2025	2024	2023
	(millions)
Evergy(a)	$944.2	$965.9	$943.3
Evergy Kansas Central(a)	512.2	542.3	497.7
Evergy Metro	283.3	294.6	319.7
(a) Approximately $7.1 million of depreciation expense in each of 2025, 2024 and 2023 was attributable to property, plant and equipment of VIEs.

8. JOINTLY-OWNED ELECTRIC UTILITY PLANTS
Evergy's, Evergy Kansas Central's and Evergy Metro's share of jointly-owned electric utility plants at December 31, 2025, are detailed in the following tables.

Evergy
	Evergy's share	Electric plant in service	Accumulated depreciation	Nuclear fuel, net	Construction work in progress	2026 accredited capacity-MWs
	(millions, except MW amounts)
Wolf Creek Unit	94%	$4,444.6	$2,395.8	$208.8	$291.6	1,106
La Cygne Units(a)	100%	2,425.9	1,161.9	—	35.9	1,426
Iatan No. 1 Unit	88%	830.4	333.5	—	7.5	618
Iatan No. 2 Unit	73%	1,433.8	519.2	—	2.8	653
Iatan Common	79%	524.3	157.3	—	9.2	n/a
Jeffrey Energy Center	100%	2,764.7	1,177.6	—	71.2	2,183
State Line	40%	140.3	107.6	—	5.6	211
Dogwood Energy Center	22%	90.6	49.6	—	7.1	145
Sumner County CCGT Facility(b)	100%	—	—	—	201.0	n/a
Reno County CCGT Facility(b)	100%	—	—	—	166.2	n/a
(a)    The VIE consolidated by Evergy and Evergy Kansas Central holds its 50% leasehold interest in La Cygne Unit 2. This 50% leasehold interest in La Cygne Unit 2 is reflected in the information provided above. See Note 19 for additional information.
(b)    Combined-cycle natural gas plants currently under construction in Kansas, jointly-owned by Evergy Kansas Central and Evergy Missouri West. See Note 1, Natural Gas Plant Investments for additional information.

Evergy Kansas Central
	Evergy Kansas Central's share	Electric plant in service	Accumulated depreciation	Nuclear fuel, net	Construction work in progress	2026 accredited capacity-MWs
	(millions, except MW amounts)
Wolf Creek Unit	47%	$2,169.2	$1,165.8	$104.3	$138.0	553
La Cygne Units(a)	50%	1,162.0	620.0	—	19.5	713
Jeffrey Energy Center	92%	2,530.7	1,075.7	—	65.5	2,008
State Line	40%	140.3	107.6	—	5.6	211
Sumner County CCGT Facility(b)	50%	—	—	—	100.7	n/a
Reno County CCGT Facility(b)	50%	—	—	—	84.5	n/a
(a)    The VIE consolidated by Evergy and Evergy Kansas Central holds its 50% leasehold interest in La Cygne Unit 2. This 50% leasehold interest in La Cygne Unit 2 is reflected in the information provided above. See Note 19 for additional information.
(b)    Combined-cycle natural gas plants currently under construction in Kansas, jointly-owned by Evergy Kansas Central and Evergy Missouri West. See Note 1, Natural Gas Plant Investments for additional information.

Evergy Metro
	Evergy Metro's share	Electric plant in service	Accumulated depreciation	Nuclear fuel, net	Construction work in progress	2026 accredited capacity-MWs
	(millions, except MW amounts)
Wolf Creek Unit	47%	$2,275.4	$1,230.0	$104.5	$153.6	553
La Cygne Units	50%	1,263.9	541.9	—	16.4	713
Iatan No. 1 Unit	70%	646.0	277.1	—	6.0	492
Iatan No. 2 Unit	55%	1,081.9	471.9	—	2.1	491
Iatan Common	61%	416.0	140.2	—	6.9	n/a
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
For 2025, Evergy, Evergy Kansas Central and Evergy Metro recorded net pension settlement (gains) and special termination benefit expense of $7.6 million, $2.2 million and $5.4 million, respectively. For 2025, Evergy, Evergy Kansas Central and Evergy Metro recorded net post-retirement settlement (gains) and special termination benefit expense of $(6.4) million, $(3.5) million and $(2.9) million, respectively. For 2024, Evergy and Evergy Kansas Central recorded pension special termination benefit expense of $0.2 million. For 2023, Evergy, Evergy Kansas Central and Evergy Metro recorded pension settlement (gains) and losses of $(21.1) million, $1.1 million and $(22.2) million, respectively. These settlement (gains) and losses and special termination benefits were the result of accelerated distributions and enhanced pension distributions as a result of employee retirements for certain plan participants, as well as the sale of certain life insurance liabilities. Evergy, Evergy Kansas Central and Evergy Metro deferred substantially all of the (gains), losses and expense to regulatory assets or regulatory liabilities and expect to recover these amounts over future periods pursuant to regulatory agreements.
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

Evergy
	Pension Benefits		Post-Retirement Benefits
	2025	2024	2025	2024
Change in projected benefit obligation (PBO)	(millions)
PBO as of January 1	$1,665.0	$1,704.4	$180.9	$192.8
Service cost	45.2	46.0	1.5	1.6
Interest cost	94.2	89.5	9.5	10.1
Contribution by participants	—	—	2.6	5.6
Plan amendments	—	—	0.1	4.2
Actuarial (gain) loss	14.2	(60.7)	7.3	(13.0)
Benefits paid	(119.1)	(106.4)	(16.5)	(20.4)
Settlements	(0.7)	—	(38.7)	—
Special termination benefits	8.3	0.2	3.9	—
Other	(8.7)	(8.0)	—	—
PBO as of December 31	$1,698.4	$1,665.0	$150.6	$180.9
Change in plan assets
Fair value of plan assets as of January 1	$1,299.4	$1,250.7	$203.0	$201.5
Actual return on plan assets	185.8	122.2	21.1	14.2
Contributions by employer and participants	66.0	37.2	2.8	6.4
Benefits paid	(115.4)	(102.7)	(15.4)	(19.1)
Settlements	—	—	(38.7)	—
Other	(8.7)	(8.0)	—	—
Fair value of plan assets as of December 31	$1,427.1	$1,299.4	$172.8	$203.0
Funded status as of December 31	$(271.3)	$(365.6)	$22.2	$22.1

Evergy
	Pension Benefits		Post-Retirement Benefits
	2025	2024	2025	2024
Amounts recognized in the consolidated balance sheet	(millions)
Non-current asset	$—	$—	$35.0	$33.9
Current pension and other post-retirement liability	(4.4)	(5.0)	(1.0)	(1.1)
Noncurrent pension liability and other post-retirement liability	(266.9)	(360.6)	(11.8)	(10.7)
Net amount recognized before regulatory treatment	(271.3)	(365.6)	22.2	22.1
Accumulated OCI or regulatory asset/liability	(239.7)	(173.2)	(31.3)	(41.7)
Net amount recognized as of December 31	$(511.0)	$(538.8)	$(9.1)	$(19.6)
Amounts in accumulated OCI or regulatory asset/liability not yet recognized as a component of net periodic benefit cost:
Actuarial gain	$(247.6)	$(183.0)	$(35.8)	$(46.5)
Prior service cost	7.9	9.8	4.5	4.8
Net amount recognized as of December 31	$(239.7)	$(173.2)	$(31.3)	$(41.7)

Evergy Kansas Central
	Pension Benefits		Post-Retirement Benefits
	2025	2024	2025	2024
Change in projected benefit obligation (PBO)	(millions)
PBO as of January 1	$851.0	$876.2	$93.3	$97.8
Service cost	18.5	19.0	0.9	0.9
Interest cost	47.7	45.6	4.9	5.1
Contribution by participants	—	—	0.3	0.7
Plan amendments	—	—	—	3.3
Actuarial (gain) loss	6.8	(28.2)	2.4	(5.3)
Benefits paid	(67.3)	(58.3)	(7.6)	(9.2)
Settlements	—	—	(21.0)	—
Special termination benefits	2.2	0.2	1.6	—
Other	(3.9)	(3.5)	—	—
PBO as of December 31	$855.0	$851.0	$74.8	$93.3
Change in plan assets
Fair value of plan assets as of January 1	$633.9	$620.6	$99.1	$99.1
Actual return on plan assets	89.9	62.3	11.2	7.6
Contributions by employer and participants	29.8	10.6	0.4	1.2
Benefits paid	(65.2)	(56.1)	(7.3)	(8.8)
Settlements	—	—	(21.0)	—
Other	(3.9)	(3.5)	—	—
Fair value of plan assets as of December 31	$684.5	$633.9	$82.4	$99.1
Funded status as of December 31	$(170.5)	$(217.1)	$7.6	$5.8

Evergy Kansas Central
	Pension Benefits		Post-Retirement Benefits
	2025	2024	2025	2024
Amounts recognized in the consolidated balance sheet	(millions)
Non-current asset	$—	$—	$11.7	$9.8
Current pension and other post-retirement liability	(2.4)	(2.4)	(0.5)	(0.5)
Noncurrent pension liability and other post-retirement liability	(168.1)	(214.7)	(3.6)	(3.5)
Net amount recognized before regulatory treatment	(170.5)	(217.1)	7.6	5.8
Accumulated OCI or regulatory asset/liability	(31.4)	10.2	(17.1)	(20.3)
Net amount recognized as of December 31	$(201.9)	$(206.9)	$(9.5)	$(14.5)
Amounts in accumulated OCI or regulatory asset/liability not yet recognized as a component of net periodic benefit cost:
Actuarial gain	(40.8)	(1.2)	$(20.4)	$(23.9)
Prior service cost	9.4	11.4	3.3	3.6
Net amount recognized as of December 31	$(31.4)	$10.2	$(17.1)	$(20.3)

Evergy Metro
	Pension Benefits		Post-Retirement Benefits
	2025	2024	2025	2024
Change in projected benefit obligation (PBO)	(millions)
PBO as of January 1	$796.3	$809.7	$87.6	$95.0
Service cost	26.7	27.0	0.6	0.7
Interest cost	45.6	43.0	4.6	5.0
Contribution by participants	—	—	2.3	4.9
Plan amendments	—	—	0.1	0.9
Actuarial (gain) loss	7.4	(31.9)	4.9	(7.7)
Benefits paid	(50.4)	(47.0)	(8.9)	(11.2)
Settlements	(0.7)	—	(17.7)	—
Special termination benefits	6.1	—	2.3	—
Other	(4.8)	(4.5)	—	—
PBO as of December 31	$826.2	$796.3	$75.8	$87.6
Change in plan assets
Fair value of plan assets as of January 1	$665.5	$630.1	$103.9	$102.4
Actual return on plan assets	95.9	59.9	9.9	6.6
Contributions by employer and participants	36.2	26.6	2.4	5.2
Benefits paid	(50.2)	(46.6)	(8.1)	(10.3)
Settlements	—	—	(17.7)	—
Other	(4.8)	(4.5)	—	—
Fair value of plan assets as of December 31	$742.6	$665.5	$90.4	$103.9
Funded status as of December 31	$(83.6)	$(130.8)	$14.6	$16.3

Evergy Metro
	Pension Benefits		Post-Retirement Benefits
	2025	2024	2025	2024
Amounts recognized in the consolidated balance sheet	(millions)
Non-current asset	$—	$—	$23.3	$24.1
Current pension and other post-retirement liability	(0.4)	(1.1)	(0.5)	(0.5)
Noncurrent pension liability and other post-retirement liability	(83.2)	(129.7)	(8.2)	(7.3)
Net amount recognized before regulatory treatment	(83.6)	(130.8)	14.6	16.3
Accumulated OCI or regulatory asset/liability	(200.2)	(174.7)	(19.8)	(27.3)
Net amount recognized as of December 31	$(283.8)	$(305.5)	$(5.2)	$(11.0)
Amounts in accumulated OCI or regulatory asset/liability not yet recognized as a component of net periodic benefit cost:
Actuarial gain	$(198.9)	$(173.4)	$(16.7)	$(23.8)
Prior service cost	(1.3)	(1.3)	(3.1)	(3.5)
Net amount recognized as of December 31	$(200.2)	$(174.7)	$(19.8)	$(27.3)
Actuarial gains for the Evergy Companies' pension benefit plans for 2024 were primarily driven by an increase in the discount rate used to measure the benefit obligation as a result of higher market interest rates. See the weighted average assumptions used to determine the benefit obligations within this Note 9 for further information.
As of December 31, 2025 and 2024, Evergy's pension benefits include non-qualified benefit obligations of $35.4 million and $36.0 million, respectively, which are funded by trusts containing assets of $31.2 million and $31.4 million, respectively. As of December 31, 2025 and 2024, Evergy Kansas Central's pension benefits include non-qualified benefit obligations of $18.2 million and $18.4 million, respectively, which are funded by trusts containing assets of $23.5 million and $23.4 million, respectively. The assets in the aforementioned trusts are not included in the table above. See Note 14 for more information on these amounts.

Evergy
	Pension Benefits			Post-Retirement Benefits
	2025	2024	2023	2025	2024	2023
Components of net periodic benefit costs	(millions)
Service cost	$45.2	$46.0	$44.9	$1.5	$1.6	$1.8
Interest cost	94.2	89.5	91.9	9.5	10.1	11.1
Expected return on plan assets	(88.0)	(86.7)	(87.6)	(10.3)	(11.5)	(11.9)
Prior service cost	1.9	1.9	1.9	0.4	0.1	0.1
Recognized net actuarial gain	(18.4)	(17.4)	(21.5)	(3.9)	(3.9)	(4.2)
Settlements and special termination benefits	7.6	0.2	(21.1)	(6.4)	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	42.5	33.5	8.5	(9.2)	(3.6)	(3.1)
Regulatory adjustment	11.8	24.1	94.0	3.3	(0.1)	(0.1)
Intercompany allocations	n/a	n/a	n/a	n/a	n/a	n/a
Net periodic benefit costs (income)	54.3	57.6	102.5	(5.9)	(3.7)	(3.2)
Other changes in plan assets and benefit obligations recognized in OCI or regulatory assets/liabilities
Current year net (gain) loss	(83.7)	(96.3)	7.1	(3.5)	(15.7)	(13.6)
Amortization of gain	18.4	17.4	21.5	3.9	3.9	4.2
Prior service cost	—	—	—	0.1	4.2	—
Amortization of prior service cost	(1.9)	(1.9)	(1.9)	(0.4)	(0.1)	(0.1)
Net gain due to settlement	0.7	—	21.1	10.3	—	—
Total recognized in OCI or regulatory asset/liability	(66.5)	(80.8)	47.8	10.4	(7.7)	(9.5)
Total recognized in net periodic benefit costs and OCI or regulatory asset/liability	$(12.2)	$(23.2)	$150.3	$4.5	$(11.4)	$(12.7)

Evergy Kansas Central
	Pension Benefits			Post-Retirement Benefits
	2025	2024	2023	2025	2024	2023
Components of net periodic benefit costs	(millions)
Service cost	$18.5	$19.0	$18.6	$0.9	$0.9	$0.9
Interest cost	47.7	45.6	47.0	4.9	5.1	5.7
Expected return on plan assets	(42.9)	(43.0)	(44.1)	(5.2)	(5.9)	(6.3)
Prior service cost	2.0	1.9	2.0	0.3	0.1	—
Recognized net actuarial (gain) loss	(0.5)	0.9	(2.5)	(2.0)	(2.0)	(2.0)
Settlements and special termination benefits	2.2	0.2	1.1	(3.5)	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	27.0	24.6	22.1	(4.6)	(1.8)	(1.7)
Regulatory adjustment	(7.8)	(6.4)	30.4	2.2	0.8	(1.7)
Intercompany allocations	(3.0)	(1.9)	(2.3)	(0.1)	(0.1)	0.3
Net periodic benefit costs (income)	16.2	16.3	50.2	(2.5)	(1.1)	(3.1)
Other changes in plan assets and benefit obligations recognized in OCI or regulatory assets/liabilities
Current year net (gain) loss	(40.1)	(47.7)	11.0	(3.6)	(7.0)	(7.8)
Amortization of gain (loss)	0.5	(0.9)	2.5	2.0	2.0	2.0
Prior service cost	—	—	—	0.1	3.4	—
Amortization of prior service cost	(2.0)	(1.9)	(2.0)	(0.3)	(0.1)	—
Net gain (loss) due to settlement	—	—	(1.1)	5.0	—	—
Total recognized in OCI or regulatory asset/liability	(41.6)	(50.5)	10.4	3.2	(1.7)	(5.8)
Total recognized in net periodic benefit costs and OCI or regulatory asset/liability	$(25.4)	$(34.2)	$60.6	$0.7	$(2.8)	$(8.9)

Evergy Metro
	Pension Benefits			Post-Retirement Benefits
	2025	2024	2023	2025	2024	2023
Components of net periodic benefit costs	(millions)
Service cost	$26.7	$27.0	$26.3	$0.6	$0.7	$0.9
Interest cost	45.6	43.0	44.0	4.6	5.0	5.5
Expected return on plan assets	(45.0)	(43.7)	(43.4)	(5.1)	(5.6)	(5.7)
Prior service cost	—	—	—	(0.3)	(0.4)	(0.4)
Recognized net actuarial gain	(17.2)	(17.5)	(18.2)	(1.9)	(1.8)	(2.1)
Settlements and special termination benefits	5.4	—	(22.2)	(2.9)	—	—
Net periodic benefit costs before regulatory adjustment and intercompany allocations	15.5	8.8	(13.5)	(5.0)	(2.1)	(1.8)
Regulatory adjustment	19.0	29.8	63.0	1.5	(0.6)	2.1
Intercompany allocations	0.5	(2.2)	(1.1)	0.6	0.6	—
Net periodic benefit costs (income)	35.0	36.4	48.4	(2.9)	(2.1)	0.3
Other changes in plan assets and benefit obligations recognized in OCI or regulatory assets/liabilities
Current year net gain	(43.4)	(48.1)	(4.2)	—	(8.7)	(5.8)
Amortization of gain	17.2	17.5	18.2	1.9	1.8	2.1
Prior service cost	—	—	—	0.1	0.9	—
Amortization of prior service cost	—	—	—	0.3	0.4	0.4
Net gain due to settlement	0.7	—	22.2	5.2	—	—
Total recognized in OCI or regulatory asset/liability	(25.5)	(30.6)	36.2	7.5	(5.6)	(3.3)
Total recognized in net periodic benefit costs and OCI or regulatory asset/liability	$9.5	$5.8	$84.6	$4.6	$(7.7)	$(3.0)
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

December 31, 2025	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
ABO for all defined benefit pension plans	$1,541.1	$793.0	$730.9
Pension plans with the PBO in excess of plan assets
Projected benefit obligation	$1,698.4	$855.0	$826.2
Fair value of plan assets	1,427.1	684.5	742.6
Pension plans with the ABO in excess of plan assets
Accumulated benefit obligation	$1,541.1	$793.0	$730.9
Fair value of plan assets	1,427.1	684.5	742.6
Other post-retirement benefit plans with the APBO in excess of plan assets
Accumulated other post-retirement benefit obligation	$68.0	$3.9	$64.1
Fair value of plan assets	55.5	—	55.5

December 31, 2024	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
ABO for all defined benefit pension plans	$1,503.6	$785.9	$700.2
Pension plans with the PBO in excess of plan assets
Projected benefit obligation	$1,665.0	$851.0	$796.3
Fair value of plan assets	1,299.4	633.9	665.5
Pension plans with the ABO in excess of plan assets
Accumulated benefit obligation	$1,503.6	$785.9	$700.2
Fair value of plan assets	1,299.4	633.9	665.5
Other post-retirement benefit plans with the APBO in excess of plan assets
Accumulated other post-retirement benefit obligation	$78.8	$3.7	$75.1
Fair value of plan assets	67.3	—	67.3
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

Weighted-average assumptions used to determine the benefit obligation at December 31, 2025	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Discount rate	5.80%	5.78%	5.82%	5.72%	5.67%	5.76%
Rate of compensation increase	3.71%	3.77%	3.70%	3.75%	n/a	3.75%
Interest crediting rate for cash balance plans	4.56%	4.40%	4.65%	n/a	n/a	n/a

Weighted-average assumptions used to determine the benefit obligation at December 31, 2024	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Discount rate	5.77%	5.76%	5.79%	5.79%	5.79%	5.78%
Rate of compensation increase	3.72%	3.77%	3.70%	3.75%	n/a	3.75%
Interest crediting rate for cash balance plans	4.40%	4.20%	4.63%	n/a	n/a	n/a

Weighted-average assumptions used to determine net costs for the year ended December 31, 2025	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Discount rate	5.77%	5.76%	5.79%	5.79%	5.79%	5.78%
Expected long-term return on plan assets	6.84%	6.90%	6.78%	5.48%	5.75%	5.22%
Rate of compensation increase	3.72%	3.77%	3.71%	3.75%	n/a	3.75%
Interest crediting rate for cash balance plans	4.40%	4.20%	4.63%	n/a	n/a	n/a

Weighted-average assumptions used to determine net costs for the year ended December 31, 2024	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Discount rate	5.35%	5.34%	5.35%	5.43%	5.45%	5.41%
Expected long-term return on plan assets	6.84%	6.90%	6.79%	5.48%	5.75%	5.22%
Rate of compensation increase	3.72%	3.77%	3.71%	3.75%	n/a	3.75%
Interest crediting rate for cash balance plans	4.13%	4.20%	4.47%	n/a	n/a	n/a
Evergy expects to contribute $110.7 million to the pension plans in 2026 to meet Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and regulatory orders, of which $76.4 million is expected to be paid by Evergy Kansas Central and $34.3 million is expected to be paid by Evergy Metro. The Evergy Companies' funding policy is to contribute amounts sufficient to meet the ERISA funding requirements and MPSC and KCC rate orders plus additional amounts as considered appropriate; therefore, actual contributions may differ from expected contributions. Also in 2026, Evergy expects to contribute $0.6 million to the post-retirement benefit plans, of which $0.3 million is expected to be paid by Evergy Kansas Central and $0.3 million is expected to be paid by Evergy Metro.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid through 2035.

	Pension Benefits			Post-Retirement Benefits
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
2026	$139.2	$72.9	$64.7	$14.7	$8.3	$6.4
2027	142.3	73.2	67.5	14.3	8.1	6.2
2028	143.4	72.7	69.1	13.8	7.8	6.0
2029	144.1	72.5	70.0	11.8	6.4	5.4
2030	145.8	72.1	72.2	10.9	5.9	5.0
2031-2035	738.0	351.7	379.3	50.5	26.6	23.9
As of December 31, 2025, Evergy Kansas Central and Evergy Metro maintained a master trust for their non-union and Evergy Kansas Central's union pension benefits and a separate trust for Evergy Metro's union pension benefits. Evergy Kansas Central and Evergy Metro maintained separate trusts for their post-retirement benefits as of December 31, 2025. These plans are managed in accordance with prudent investor guidelines contained in the ERISA requirements.
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

	Pension Benefits		Post-Retirement Benefits
	Evergy Kansas Central	Evergy Metro	Evergy Kansas Central	Evergy Metro
Domestic equities	30%	28%	25%	21%
International equities	16%	18%	14%	9%
Bonds	39%	37%	61%	62%
Mortgage & asset backed securities	—%	—%	—%	7%
Real estate investments	4%	6%	—%	—%
Other investments	11%	11%	—%	1%
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
The fair values of the Evergy Companies' pension plan assets as of December 31, 2025 and 2024, by asset category are in the following tables.

		Fair Value Measurements Using
Description	December 31 2025	Level 1	Level 2	Level 3	Assets measured at NAV
Evergy Kansas Central Pension Plans	(millions)
Domestic equities	$175.0	$157.4	$—	$—	$17.6
International equities	102.1	102.1	—	—	—
Bond funds	249.9	249.9	—	—	—
Real estate investments	23.1	—	—	—	23.1
Combination debt/equity/other fund	31.7	31.7	—	—	—
Alternative investment funds	90.8	—	—	—	90.8
Short-term investments	11.9	—	—	—	11.9
Total	$684.5	$541.1	$—	$—	$143.4

Evergy Metro Pension Plans
Domestic equities	$184.1	$170.9	$—	$—	$13.2
International equities	133.4	133.4	—	—	—
Bond funds	221.5	221.5	—	—	—
Corporate bonds	13.6	—	13.6	—	—
U.S. Treasury and agency bonds	10.5	9.7	0.8	—	—
Mortgage and asset backed securities	0.6	—	0.6	—	—
Real estate investments	42.7	—	—	—	42.7
Combination debt/equity/other fund	34.4	34.4	—	—	—
Alternative investment funds	83.6	—	—	—	83.6
Cash and cash equivalents	6.2	6.2	—	—	—
Short-term investments	8.9	—	—	—	8.9
Other	3.1	—	3.1	—	—
Total	$742.6	$576.1	$18.1	$—	$148.4

		Fair Value Measurements Using
Description	December 31 2024	Level 1	Level 2	Level 3	Assets measured at NAV
Evergy Kansas Central Pension Plans	(millions)
Domestic equities	$146.4	$128.5	$—	$—	$17.9
International equities	114.6	114.6	—	—	—
Bond funds	224.7	224.7	—	—	—
Real estate investments	22.3	—	—	—	22.3
Combination debt/equity/other fund	32.5	32.5	—	—	—
Alternative investment funds	88.3	—	—	—	88.3
Short-term investments	5.1	—	—	—	5.1
Total	$633.9	$500.3	$—	$—	$133.6

Evergy Metro Pension Plans
Domestic equities	$150.4	$137.2	$—	$—	$13.2
International equities	128.7	128.7	—	—	—
Bond funds	181.7	181.7	—	—	—
Corporate bonds	19.3	—	19.3	—	—
U.S. Treasury and agency bonds	13.1	7.1	6.0	—	—
Mortgage and asset backed securities	4.4	—	4.4	—	—
Real estate investments	42.9	—	—	—	42.9
Combination debt/equity/other fund	33.2	33.2	—	—	—
Alternative investment funds	79.1	—	—	—	79.1
Cash and cash equivalents	6.1	6.1	—	—	—
Short-term investments	3.8	—	—	—	3.8
Other	2.8	—	2.8	—	—
Total	$665.5	$494.0	$32.5	$—	$139.0

The fair values of the Evergy Companies' post-retirement plan assets as of December 31, 2025 and 2024, by asset category are in the following tables.

		Fair Value Measurements Using
Description	December 31 2025	Level 1	Level 2	Level 3	Assets measured at NAV
Evergy Kansas Central Post-Retirement Benefit Plans	(millions)
Domestic equities	$20.6	$20.6	$—	$—	$—
International equities	11.8	11.8	—	—	—
Bond funds	44.9	44.9	—	—	—
Combination debt/equity/other fund	3.9	3.9	—	—	—
Short-term investments	1.2	—	—	—	1.2
Total	$82.4	$81.2	$—	$—	$1.2

Evergy Metro Post-Retirement Benefit Plans
Domestic equities	$19.4	$19.4	$—	$—	$—
International equities	9.0	9.0	—	—	—
Bond funds	30.2	30.2	—	—	—
Corporate bonds	11.8	—	11.8	—	—
U.S. Treasury and agency bonds	15.0	7.9	7.1	—	—
Mortgage and asset backed securities	0.2	—	0.2	—	—
Combination debt/equity/other fund	2.6	2.6	—	—	—
Cash and cash equivalents	1.1	1.1	—	—	—
Short-term investments	0.8	—	—	—	0.8
Other	0.3	—	0.3	—	—
Total	$90.4	$70.2	$19.4	$—	$0.8

		Fair Value Measurements Using
Description	December 31 2024	Level 1	Level 2	Level 3	Assets measured at NAV
Evergy Kansas Central Post-Retirement Benefit Plans	(millions)
Domestic equities	$26.1	$26.1	$—	$—	$—
International equities	17.3	17.3	—	—	—
Bond funds	49.9	49.9	—	—	—
Combination debt/equity/other fund	4.8	4.8	—	—	—
Short-term investments	1.0	—	—	—	1.0
Total	$99.1	$98.1	$—	$—	$1.0

Evergy Metro Post-Retirement Benefit Plans
Domestic equities	$20.5	$20.5	$—	$—	$—
International equities	11.3	11.3	—	—	—
Bond funds	37.6	37.6	—	—	—
Corporate bonds	14.5	—	14.5	—	—
U.S. Treasury and agency bonds	14.0	6.7	7.3	—	—
Mortgage and asset backed securities	0.6	—	0.6	—	—
Combination debt/equity/other fund	3.3	3.3	—	—	—
Cash and cash equivalents	1.7	1.7	—	—	—
Short-term investments	0.2	—	—	—	0.2
Other	0.2	—	0.2	—	—
Total	$103.9	$81.1	$22.6	$—	$0.2
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The cost trend assumptions are detailed in the following tables.

Assumed annual health care cost growth rates as of December 31, 2025	Evergy	Evergy Kansas Central	Evergy Metro
Health care cost trend rate assumed for next year	7.0%	n/a	7.0%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.5%	n/a	4.5%
Year that rate reaches ultimate trend	2033	n/a	2033

Assumed annual health care cost growth rates as of December 31, 2024	Evergy	Evergy Kansas Central	Evergy Metro
Health care cost trend rate assumed for next year	7.0%	n/a	7.0%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.5%	n/a	4.5%
Year that rate reaches ultimate trend	2032	n/a	2032

Employee Savings Plans
Evergy has defined contribution savings plans (401(k)) that cover substantially all employees. Evergy matches employee contributions, subject to limits. The annual costs of the plans are detailed in the following table.

	2025	2024	2023
	(millions)
Evergy	$29.6	$25.8	$24.1
Evergy Kansas Central	14.5	12.2	11.3
Evergy Metro	15.1	13.6	12.8
10. EQUITY COMPENSATION
Evergy's Long-Term Incentive Plan is an equity compensation plan approved by Evergy shareholders. The Long-Term Incentive Plan permits the grant of restricted stock, restricted stock units, bonus shares, stock options, stock appreciation rights, limited stock appreciation rights, director shares, director deferred share units and performance shares to directors, officers and other employees of Evergy. Common stock shares delivered by Evergy under the Long-Term Incentive Plan may be authorized but unissued, held in the treasury or purchased on the open market (including private purchases) in accordance with applicable securities laws. Evergy has a policy of delivering newly issued shares and does not expect to repurchase common shares during 2026 to satisfy equity compensation payments and director deferred share unit conversion. Evergy recognizes forfeitures as they occur.
The following table summarizes the Evergy Companies' equity compensation expense and the associated income tax benefit.

	2025	2024	2023
Evergy	(millions)
Equity compensation expense	$20.7	$15.2	$17.7
Income tax benefit	1.9	1.9	1.6
Evergy Kansas Central
Equity compensation expense	8.8	6.7	6.5
Income tax benefit	1.8	1.5	1.4
Evergy Metro
Equity compensation expense	6.0	4.5	5.7
Income tax expense	(0.5)	—	(0.6)
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
RSUs with Performance Measures
The payment of RSUs with performance measures is contingent upon achievement of specific performance goals over a stated period of time as approved by the Compensation and Leadership Development Committee of Evergy's Board. The numbers of RSUs with performances measures ultimately paid can vary from the numbers of RSUs with performance measures initially granted depending on Evergy's performance over the stated performance periods. Compensation expense for RSUs with performance measures is calculated by recognizing the portion of the fair value for each reporting period for which the requisite service has been rendered. Dividends are accrued over the vesting period and paid in cash based on the number of RSUs with performance measures ultimately paid.
The fair value of RSUs with performance measures is estimated using the market value of Evergy's stock at the valuation date and a Monte Carlo simulation technique that incorporates assumptions for inputs of expected volatilities, dividend yield and risk-free rates. Expected volatility is based on daily stock price change during a historical period commensurate with the remaining term of the performance period of the grant. The risk-free rate is based upon the rate at the time of the evaluation for zero-coupon government bonds with a maturity consistent with the remaining performance period of the grant. The dividend yield is based on the most recent dividends paid and the actual closing stock price on the valuation date. For shares granted in 2025, inputs for expected volatility, dividend yield and the risk-free rate were 21%, 3.89% and 3.94% respectively.
RSU activity for awards with performance measures for 2025 is summarized in the following table.

	Nonvested Restricted Share Units	Grant Date Fair Value*
Beginning balance as of January 1, 2025	630,687	$55.45
Granted	198,441	76.68
Vested	(33,751)	60.72
Adjusted	(151,572)	57.34
Forfeited	(15,984)	61.70
Ending balance as of December 31, 2025	627,821	61.45
* weighted-average
As of December 31, 2025, the remaining weighted-average contractual term related to RSU awards with performance measures was 1.2 years.  The weighted-average grant-date fair value of RSUs granted with performance measures was $76.68, $49.94 and $59.77 in 2025, 2024 and 2023, respectively. As of December 31, 2025, there was $15.5 million of unrecognized compensation expense related to unvested RSUs with performance measures. The total fair value of RSUs with performance measures that vested was $2.0 million, $10.2 million and $7.9 million in 2025, 2024, and 2023, respectively.
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
RSU activity for awards with only service requirements for 2025 is summarized in the following table.

	Nonvested Restricted Share Units	Grant Date Fair Value*
Beginning balance as of January 1, 2025	306,655	$54.65
Granted	155,476	69.89
Vested	(90,856)	59.80
Forfeited	(11,259)	58.52
Ending balance as of December 31, 2025	360,016	60.06
* weighted-average
As of December 31, 2025, the remaining weighted-average contractual term related to RSU awards with only service requirements was 1.4 years.  The weighted-average grant-date fair value of RSUs granted with only service requirements was $69.89, $51.22 and $57.47 in 2025, 2024 and 2023, respectively. As of December 31, 2025, there was $10.7 million of unrecognized compensation expense related to unvested RSUs. The total fair value of RSUs with only service requirements that vested was $5.4 million, $6.8 million and $3.3 million in 2025, 2024 and 2023, respectively.

11. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
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
A default by any borrower under the facility or one of its significant subsidiaries on other indebtedness totaling more than $100.0 million constitutes a default by that borrower under the facility. Under the terms of this facility, each of Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West is required to maintain a total indebtedness to total capitalization ratio, as defined in the facility, of not greater than 0.65 to 1.00. As of December 31, 2025, Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West were in compliance with this covenant.
The following table summarizes the committed credit facilities (excluding receivable sale facilities discussed in Note 3) available to the Evergy Companies as of December 31, 2025 and 2024.

		Amounts Drawn
	Master Credit Facility	Commercial Paper	Letters of Credit	Cash Borrowings	Available Borrowings Capacity	Weighted Average Interest Rate on Short-Term Borrowings
December 31, 2025	(millions)
Evergy, Inc.	$700.0	$500.2	$0.7	$—	$199.1	3.91%
Evergy Kansas Central	800.0	321.9	2.0	—	476.1	3.96%
Evergy Metro	500.0	245.3	1.1	—	253.6	3.85%
Evergy Missouri West	500.0	326.6	—	—	173.4	4.06%
Evergy	$2,500.0	$1,394.0	$3.8	$—	$1,102.2

December 31, 2024
Evergy, Inc.	$300.0	$75.4	$0.7	$—	$223.9	4.70%
Evergy Kansas Central	1,100.0	797.3	1.0	—	301.7	4.74%
Evergy Metro	600.0	158.7	1.0	—	440.3	4.64%
Evergy Missouri West	500.0	176.2	—	—	323.8	4.71%
Evergy	$2,500.0	$1,207.6	$2.7	$—	$1,289.7
In January 2026, Evergy, Inc. entered into a $55.0 million unsecured Term Loan Credit Agreement with an expiration date in January 2027. In February 2026, Evergy, Inc. entered into a $500.0 million unsecured Term Loan Credit Agreement with an expiration date in February 2027. Evergy's borrowings under the $500.0 million unsecured Term Loan Credit Agreement were used for, among other things, the repayment in full of all borrowings under the $55.0 million Term Loan Credit Agreement, the partial repurchase of Evergy's convertible notes as further described in Note 12 and general corporate purposes.

12. LONG-TERM DEBT
The Evergy Companies' long-term debt is detailed in the following tables.

December 31, 2025	Issuing Entity	Year Due	Evergy	Evergy Kansas Central	Evergy Metro
Mortgage Bonds			(millions)
2.55% Series	Evergy Kansas Central, Inc.	2026	350.0	350.0	—
3.10% Series	Evergy Kansas Central, Inc.	2027	300.0	300.0	—
5.90% Series	Evergy Kansas Central, Inc.	2033	300.0	300.0	—
5.25% Series	Evergy Kansas Central Inc.	2035	600.0	600.0	—
4.125% Series	Evergy Kansas Central, Inc.	2042	550.0	550.0	—
4.10% Series	Evergy Kansas Central, Inc.	2043	430.0	430.0	—
4.625% Series	Evergy Kansas Central, Inc.	2043	250.0	250.0	—
4.25% Series	Evergy Kansas Central, Inc.	2045	300.0	300.0	—
3.25% Series	Evergy Kansas Central, Inc.	2049	300.0	300.0	—
3.45% Series	Evergy Kansas Central, Inc.	2050	500.0	500.0	—
5.70% Series	Evergy Kansas Central, Inc.	2053	400.0	400.0	—
6.53% Series	Evergy Kansas South, Inc.	2037	175.0	175.0	—
6.64% Series	Evergy Kansas South, Inc.	2038	100.0	100.0	—
4.30% Series	Evergy Kansas South, Inc.	2044	250.0	250.0	—
2.25% Series	Evergy Metro, Inc.	2030	400.0	—	400.0
4.95% Series	Evergy Metro, Inc.	2033	300.0	—	300.0
5.40% Series	Evergy Metro, Inc.	2034	300.0	—	300.0
5.125% Series	Evergy Metro, Inc.	2035	400.0	—	400.0
4.125% Series	Evergy Metro, Inc.	2049	400.0	—	400.0
5.15% Series	Evergy Missouri West, Inc.	2027	300.0	—	—
3.75% Series	Evergy Missouri West, Inc.	2032	250.0	—	—
5.65% Series	Evergy Missouri West, Inc.	2034	300.0	—	—
5.25% Series	Evergy Missouri West, Inc.	2035	300.0	—	—
Pollution Control Bonds
3.50% Series	Evergy Kansas Central, Inc.	2032	45.0	45.0	—
3.50% Series	Evergy Kansas Central, Inc.	2032	30.5	30.5	—
2.98% Series(a)	Evergy Kansas South, Inc.	2027	21.9	21.9	—
3.607% Series	Evergy Kansas South, Inc.	2031	50.0	50.0	—
2.98% Series(a)	Evergy Kansas South, Inc.	2032	14.5	14.5	—
2.98% Series(a)	Evergy Kansas South, Inc.	2032	10.0	10.0	—
3.037% Series 2007A and 2007B(a)	Evergy Metro, Inc.	2035	146.5	—	146.5
4.05% EIRR Bonds	Evergy Metro, Inc.	2038	23.4	—	23.4
4.30% EIRR Bonds	Evergy Metro, Inc.	2045	79.5	—	79.5
Notes and Senior Notes
4.70% Series	Evergy Kansas Central, Inc.	2028	300.0	300.0	—
6.05% Series (5.78% rate)(b)(c)	Evergy Metro, Inc.	2035	250.0	—	250.0
5.30% Series(b)	Evergy Metro, Inc.	2041	400.0	—	400.0
4.20% Series(b)	Evergy Metro, Inc.	2047	300.0	—	300.0
4.20% Series(b)	Evergy Metro, Inc.	2048	300.0	—	300.0
2.86% Series A(d)	Evergy Missouri West, Inc.	2031	350.0	—	—
3.01% Series B(d)	Evergy Missouri West, Inc.	2033	75.0	—	—
4.06% Series B(d)	Evergy Missouri West, Inc.	2033	60.0	—	—
3.21% Series C(d)	Evergy Missouri West, Inc.	2036	75.0	—	—
4.74% Series C(d)	Evergy Missouri West, Inc.	2043	150.0	—	—
2.90% Series (3.77% rate)(c)	Evergy, Inc.	2029	800.0	—	—
Convertible Notes
4.50% Convertible Notes	Evergy, Inc.	2027	1,400.0	—	—
Securitized Bonds
5.10% Securitized Bonds	Evergy Missouri West Storm Funding I, LLC	2026 - 2040	303.4	—	—
Junior Subordinated Notes
6.65% Junior Subordinated Notes	Evergy, Inc.	2055	500.0	—	—
Fair value adjustment(e)			76.1	—	—
Current maturities(f)			(367.0)	(350.0)	—
Unamortized debt discount and debt issuance costs			(109.6)	(43.8)	(28.0)
Total excluding current maturities(g)			$13,039.2	$4,883.1	$3,271.4

December 31, 2024	Issuing Entity	Year Due	Evergy	Evergy Kansas Central	Evergy Metro
Mortgage Bonds			(millions)
3.25% Series	Evergy Kansas Central, Inc.	2025	$250.0	$250.0	$—
2.55% Series	Evergy Kansas Central, Inc.	2026	350.0	350.0	—
3.10% Series	Evergy Kansas Central, Inc.	2027	300.0	300.0	—
5.90% Series	Evergy Kansas Central, Inc.	2033	300.0	300.0	—
4.125% Series	Evergy Kansas Central, Inc.	2042	550.0	550.0	—
4.10% Series	Evergy Kansas Central, Inc.	2043	430.0	430.0	—
4.625% Series	Evergy Kansas Central, Inc.	2043	250.0	250.0	—
4.25% Series	Evergy Kansas Central, Inc.	2045	300.0	300.0	—
3.25% Series	Evergy Kansas Central, Inc.	2049	300.0	300.0	—
3.45% Series	Evergy Kansas Central, Inc.	2050	500.0	500.0	—
5.70% Series	Evergy Kansas Central, Inc.	2053	400.0	400.0	—
6.53% Series	Evergy Kansas South, Inc.	2037	175.0	175.0	—
6.64% Series	Evergy Kansas South, Inc.	2038	100.0	100.0	—
4.30% Series	Evergy Kansas South, Inc.	2044	250.0	250.0	—
2.25% Series	Evergy Metro, Inc.	2030	400.0	—	400.0
4.95% Series	Evergy Metro, Inc.	2033	300.0	—	300.0
5.40% Series	Evergy Metro, Inc.	2034	300.0	—	300.0
4.125% Series	Evergy Metro, Inc.	2049	400.0	—	400.0
5.15% Series	Evergy Missouri West, Inc.	2027	300.0	—	—
3.75% Series	Evergy Missouri West, Inc.	2032	250.0	—	—
5.65% Series	Evergy Missouri West, Inc.	2034	300.0	—	—
Pollution Control Bonds
3.19% Series(a)	Evergy Kansas Central, Inc.	2032	45.0	45.0	—
3.19% Series(a)	Evergy Kansas Central, Inc.	2032	30.5	30.5	—
3.19% Series(a)	Evergy Kansas South, Inc.	2027	21.9	21.9	—
2.50% Series	Evergy Kansas South, Inc.	2031	50.0	50.0	—
3.19% Series(a)	Evergy Kansas South, Inc.	2032	14.5	14.5	—
3.19% Series(a)	Evergy Kansas South, Inc.	2032	10.0	10.0	—
3.45% Series 2007A and 2007B(a)	Evergy Metro, Inc.	2035	146.5	—	146.5
3.50% EIRR Bonds	Evergy Metro, Inc.	2038	23.4	—	23.4
4.30% EIRR Bonds	Evergy Metro, Inc.	2045	79.5	—	79.5
Senior Notes
3.65% Series(b)	Evergy Metro, Inc.	2025	350.0	—	350.0
6.05% Series (5.78% rate)(b)(c)	Evergy Metro, Inc.	2035	250.0	—	250.0
5.30% Series(b)	Evergy Metro, Inc.	2041	400.0	—	400.0
4.20% Series(b)	Evergy Metro, Inc.	2047	300.0	—	300.0
4.20% Series(b)	Evergy Metro, Inc.	2048	300.0	—	300.0
3.49% Series A(d)	Evergy Missouri West, Inc.	2025	36.0	—	—
4.06% Series B(d)	Evergy Missouri West, Inc.	2033	60.0	—	—
4.74% Series C(d)	Evergy Missouri West, Inc.	2043	150.0	—	—
2.86% Series A(d)	Evergy Missouri West, Inc.	2031	350.0	—	—
3.01% Series B(d)	Evergy Missouri West, Inc.	2033	75.0	—	—
3.21% Series C(d)	Evergy Missouri West, Inc.	2036	75.0	—	—
2.90% Series (3.77% rate)(c)	Evergy, Inc.	2029	800.0	—	—
Convertible Notes
4.50% Convertible Notes	Evergy, Inc.	2027	1,400.0	—	—
Securitized Bonds
5.10% Securitized Bonds	Evergy Missouri West Storm Funding I, LLC	2025 - 2040	319.6	—	—
Junior Subordinated Notes
6.65% Junior Subordinated Notes	Evergy, Inc.	2055	500.0	—	—
Fair value adjustment(e)			81.7	—	—
Current maturities(f)			(651.7)	(250.0)	(350.0)
Unamortized debt discount and debt issuance costs			(112.7)	(43.4)	(26.0)
Total excluding current maturities(g)			$11,809.2	$4,333.5	$2,873.4
(a)Variable rate. The bondholders of these tax-exempt bonds are permitted to tender the tax-exempt bonds to the issuer for purchase and, if tendered, the issuer is obligated to purchase any such bonds that cannot be remarketed to other investors. These tax-exempt bonds are classified as long-term debt due to the issuer's intent and ability to utilize such borrowings as long-term financing.

(b)Effectively secured pursuant to the General Mortgage Indenture and Deed of Trust dated as of December 1, 1986, as amended and supplemented (Evergy Metro Mortgage Indenture) through the issuance of collateral mortgage bonds to the trustee in 2019.
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
(f) Evergy's current maturities total as of December 31, 2025, includes no fair value adjustments recorded in connection with purchase accounting for the merger that created Evergy. Evergy's current maturities total as of December 31, 2024, included $(0.5) million of fair value adjustments recorded in connection with purchase accounting for the merger.
(g) As of December 31, 2025 and 2024, does not include $50.0 million and $21.9 million of secured Series 2005 Environmental Improvement Revenue Refunding (EIRR) bonds because the bonds were repurchased in September 2015 and are held by Evergy Metro.
Mortgage Bonds
The Evergy Kansas Central, Evergy Kansas South, Evergy Metro and Evergy Missouri West mortgages each contain provisions restricting the amount of first mortgage bonds (FMBs) or mortgage bonds, as applicable, that can be issued by each entity. Evergy Kansas Central, Evergy Kansas South, Evergy Metro and Evergy Missouri West must comply with these restrictions prior to the issuance of additional FMBs, mortgage bonds or other secured indebtedness.
Under the Mortgage and Deed of Trust, dated July 1, 1939, as amended and supplemented (Evergy Kansas Central Mortgage Indenture), additional Evergy Kansas Central mortgage bonds may be issued on the basis of 70% of property additions or retired bonds. The amount of Evergy Kansas Central FMBs authorized by Evergy Kansas Central's Mortgage Indenture is subject to certain limitations as described below. The amount of Evergy Kansas South FMBs authorized by the Evergy Kansas South Mortgage and Deed of Trust, dated April 1, 1940, as amended and supplemented (Evergy Kansas South Mortgage Indenture), is limited to a maximum of $3.5 billion, unless amended further. FMBs are secured by utility assets. Amounts of additional FMBs that may be issued are subject to property, earnings and certain restrictive provisions, except in connection with certain refundings, of each mortgage. As of December 31, 2025, approximately $2.3 billion and $2.9 billion principal amounts of additional Evergy Kansas Central FMBs or Evergy Kansas South FMBs, respectively, could be issued under the most restrictive provisions of their mortgages.
Evergy Metro has issued mortgage bonds under the General Mortgage Indenture and Deed of Trust, dated as of December 1, 1986, as amended and supplemented (Evergy Metro Mortgage Indenture), which creates a mortgage lien on substantially all of Evergy Metro's utility plant. Additional Evergy Metro bonds may be issued on the basis of 75% of property additions or retired bonds. As of December 31, 2025, approximately $5.6 billion principal amount of additional Evergy Metro mortgage bonds could be issued under the most restrictive provisions in the mortgage.
Evergy Missouri West has issued mortgage bonds under the First Mortgage Indenture and Deed of Trust, dated as of March 1, 2022, as supplemented (Evergy Missouri West Mortgage Indenture), which creates a first mortgage lien on substantially all of Evergy Missouri West's present properties and certain after-acquired properties, subject to certain exceptions. Additional Evergy Missouri West mortgage bonds may be issued on the basis of 75% of property additions or retired bonds. As of December 31, 2025, approximately $2.1 billion principal amount of additional Evergy Missouri West mortgage bonds could be issued under the most restrictive provisions in the mortgage.
In March 2025, Evergy Kansas Central issued, at a discount, $300.0 million of 5.25% FMBs, maturing in 2035. Proceeds were used to repay a portion of commercial paper and for general corporate purposes.
In August 2025, Evergy Metro issued, at a discount, $400.0 million of 5.125% Mortgage Bonds, maturing in 2035. Proceeds were used to repay its 3.65% Senior Notes at maturity and for general corporate purposes.
In November 2025, Evergy Missouri West issued, at a discount, $300.0 million of 5.25% FMBs, maturing in 2035. Proceeds were used to repay a portion of commercial paper borrowings outstanding.

In December 2025, Evergy Kansas Central issued, at a premium, $300.0 million of 5.25% FMBs, maturing in 2035. Proceeds were primarily used to repay its $250.0 million of 3.25% FMBs at maturity and for general corporate purposes.
Notes and Senior Notes
Under the terms of the note purchase agreements for certain Evergy Missouri West senior notes, Evergy Missouri West is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreements, not greater than 0.65 to 1.00. In addition, Evergy Missouri West's priority debt, as defined in the agreements, cannot exceed 15% of consolidated tangible net worth, as defined in the agreements. As of December 31, 2025, Evergy Missouri West was in compliance with these covenants.
In March 2025, Evergy Kansas Central issued, at a discount, $300.0 million of 4.70% Notes, maturing in 2028. Proceeds were used to repay a portion of commercial paper and for general corporate purposes.
In August 2025, Evergy Metro repaid its $350.0 million of 3.65% Senior Notes at maturity.
In August 2025, Evergy Missouri West repaid its $36.0 million of 3.49% Senior Notes at maturity.
Convertible Notes
In December 2023, Evergy, Inc. issued $1.4 billion aggregate principal amount of 4.50% Convertible Notes (Convertible Notes). The Convertible Notes will mature in December 2027, unless earlier converted or repurchased, but are not redeemable at the option of Evergy, Inc. No sinking fund is provided for the Convertible Notes. The Convertible Notes are direct, senior unsecured obligations of Evergy, Inc. and rank equal in right of payment to any of Evergy, Inc.'s unsecured indebtedness that is not so subordinated, including Evergy, Inc.'s master revolving credit agreement that governs its senior unsecured revolving credit facility, its commercial paper obligations and its 2.90% Senior Notes due 2029. The Convertible Notes are not guaranteed by any of Evergy, Inc.'s subsidiaries.
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
Upon conversion, Evergy, Inc. will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of Evergy, Inc. common stock or a combination of cash and shares of Evergy, Inc. common stock, at Evergy, Inc.’s election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted, as described in the indenture governing the Convertible Notes. The Convertible Notes were initially convertible at a rate of 16.1809 shares of Evergy, Inc. common stock per $1,000 principal amount of Convertible Notes, which was equivalent to an initial conversion price of approximately $61.80 per share of Evergy, Inc. common stock. The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest.

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
In January and February 2026, Evergy, Inc. repurchased $244.1 million aggregate principal amount of the Convertible Notes, under separate, privately negotiated repurchase agreements with certain holders of its Convertible Notes, for a total repurchase cost (excluding accrued and unpaid interest) of approximately $308.6 million. The repurchases were funded by Term Loan Credit Agreements executed in January and February 2026, see Note 11 for additional information on the Term Loan Credit Agreements. After these January and February 2026 repurchases, $1,155.9 million aggregate principal amount of Convertible Notes remain outstanding.
Pollution Control Bonds
In July 2025, Evergy Metro remarketed its unsecured Series 2008 EIRR bonds maturing in 2038 totaling $23.4 million at a fixed rate of 4.05% through June 2030.
In November 2025, Evergy Kansas Central redeemed and reissued its variable rate Series 1994 pollution control bonds maturing in 2032 totaling $45.0 million and $30.5 million at a fixed rate of 3.50% through April 2032.
Scheduled Maturities
Evergy's, Evergy Kansas Central's and Evergy Metro's long-term debt maturities for the next five years are detailed in the following table.

	2026	2027	2028	2029	2030
	(millions)
Evergy(a)	$367.0	$2,039.8	$318.8	$819.8	$420.8
Evergy Kansas Central	350.0	321.9	300.0	—	—
Evergy Metro	—	—	—	—	400.0
(a) The Evergy maturities for 2027 are inclusive of the $244.1 million of Convertible Notes that were repurchased in January and February 2026, based on agreements that were executed in January 2026. This principal amount is reflected as a long-term liability on the consolidated balance sheet as of December 31, 2025.
13. DERIVATIVE INSTRUMENTS
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
Changes in the fair value of interest rate swaps designated as cash flow hedges are initially recorded in OCI. These amounts are subsequently reclassified into earnings as an adjustment to interest expense over the same period that the hedged interest payments affect earnings. The Evergy Companies classify cash flows from derivative instruments accounted for as a cash flow hedge in the same category as the cash flows from the items being hedged.
The Evergy Companies offset fair value amounts recognized for derivative instruments under master netting arrangements, which include rights to reclaim cash collateral (a receivable), or the obligation to return cash collateral (a payable).
The gross notional contract amount by commodity type for non-hedging derivative instruments is summarized in the following table.

		December 31
Non-hedging derivatives	Notional volume unit of measure	2025	2024
Evergy		(millions)
Commodity contracts
Power	MWhs	63.0	51.3
Natural gas	MMBtu	54.6	598.7
Evergy Kansas Central
Commodity contracts
Power	MWhs	41.0	31.3
Natural gas	MMBtu	54.6	598.7
Evergy Metro
Commodity contracts
Power	MWhs	16.5	15.3

The fair values of Evergy's open non-hedging derivative positions and balance sheet classifications are summarized in the following tables. The fair values below are gross values before netting agreements and netting of cash collateral.

		December 31
Evergy		2025	2024
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$40.8	$24.6
	Other assets - long-term	35.1	43.8
Natural gas	Other assets - current	6.4	16.9
	Other assets - long-term	—	2.1
Total derivative assets		$82.3	$87.4
Commodity contracts
Power	Other liabilities - current	$30.8	$14.2
	Other liabilities - long-term	37.0	41.5
Natural gas	Other liabilities - current	6.7	17.9
	Other liabilities - long-term	0.1	2.1
Total derivative liabilities		$74.6	$75.7

		December 31
Evergy Kansas Central		2025	2024
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$33.4	$11.3
	Other assets - long-term	35.1	43.8
Natural gas	Other assets - current	6.4	16.9
	Other assets - long-term	—	2.1
Total derivative assets		$74.9	$74.1
Commodity contracts
Power	Other liabilities - current	$27.9	$11.5
	Other liabilities - long-term	37.0	41.5
Natural gas	Other liabilities - current	6.7	17.9
	Other liabilities - long-term	0.1	2.1
Total derivative liabilities		$71.7	$73.0

		December 31
Evergy Metro		2025	2024
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$6.6	$10.1
Total derivative assets		$6.6	$10.1
Commodity contracts
Power	Other liabilities - current	$2.3	$2.0
Total derivative liabilities		$2.3	$2.0

The following tables present the line items on the Evergy Companies' consolidated balance sheets where non-hedging derivative assets and liabilities are reported. The gross amounts offset in the tables below show the effect of master netting arrangements and include collateral posted to offset the net position.

December 31, 2025	Evergy	Evergy Kansas Central	Evergy Metro
Non-hedging derivatives	(millions)
Derivative Assets
Current
Gross amounts recognized	$47.2	$39.8	$6.6
Gross amounts offset	(29.9)	(27.0)	(2.3)
Net amounts presented in other assets - current	$17.3	$12.8	$4.3
Long-Term
Gross amounts recognized	$35.1	$35.1	$—
Gross amounts offset	(8.0)	(8.0)	—
Net amounts presented in other assets - long-term	$27.1	$27.1	$—
Derivative Liabilities
Current
Gross amounts recognized	$37.5	$34.6	$2.3
Gross amounts offset	(29.3)	(26.4)	(2.3)
Net amounts presented in other liabilities - current	$8.2	$8.2	$—
Long-Term
Gross amounts recognized	$37.1	$37.1	$—
Gross amounts offset	(7.5)	(7.5)	—
Net amounts presented in other liabilities - long-term	$29.6	$29.6	$—

December 31, 2024	Evergy	Evergy Kansas Central	Evergy Metro
Non-hedging derivatives	(millions)
Derivative Assets
Current
Gross amounts recognized	$41.5	$28.2	$10.1
Gross amounts offset	(28.4)	(25.7)	(2.0)
Net amounts presented in other assets - current	$13.1	$2.5	$8.1
Long-Term
Gross amounts recognized	$45.9	$45.9	$—
Gross amounts offset	(12.0)	(12.0)	—
Net amounts presented in other assets - long-term	$33.9	$33.9	$—
Derivative Liabilities
Current
Gross amounts recognized	$32.1	$29.4	$2.0
Gross amounts offset	(26.1)	(23.4)	(2.0)
Net amounts presented in other liabilities - current	$6.0	$6.0	$—
Long-Term
Gross amounts recognized	$43.6	$43.6	$—
Gross amounts offset	(3.8)	(3.8)	—
Net amounts presented in other liabilities - long-term	$39.8	$39.8	$—

The following table summarizes the amounts of gain (loss) recognized in income for the change in fair value of derivatives not designated as hedging instruments for the Evergy Companies.

Non-hedging derivatives - Location of gain (loss)	Contract type	2025	2024	2023
Evergy		(millions)
Operating revenues	Commodity	$41.8	$23.6	$22.9
Total		$41.8	$23.6	$22.9
Evergy Kansas Central
Operating revenues	Commodity	$41.8	$23.6	$22.9
Total		$41.8	$23.6	$22.9
The following table summarizes the gross notional contract amount by type for hedging derivative instruments.

Hedging derivatives - Cash flow hedge	Notional volume unit of measure	December 31
		2025	2024
Evergy		(millions)
Interest rate swaps	USD	$100.0	$—
The fair value of Evergy's open hedging derivative positions and balance sheet classifications are summarized in the following table. The fair values represent both the gross and net impact of netting agreements and the netting of cash collateral.

Hedging derivatives - Cash flow hedge	Balance sheet location	December 31
		2025	2024
Interest rate swaps		(millions)
	Other assets - long-term	$0.6	$—
Total derivative assets		$0.6	$—
Credit risk of the Evergy Companies' derivative instruments relates to the potential adverse financial impact resulting from non-performance by a counterparty of its contractual obligations. The Evergy Companies maintain credit policies and employ credit risk mitigation, such as collateral requirements or letters of credit, when necessary to minimize their overall credit risk and monitor exposure. Substantially all of the Evergy Companies' counterparty credit risk associated with derivative instruments relates to Evergy Kansas Central's non-regulated energy marketing activities. As of December 31, 2025, if counterparty groups completely failed to perform on contracts, Evergy's and Evergy Kansas Central's maximum exposure related to derivative assets was $35.8 million. As of December 31, 2025, the potential loss after the consideration of applicable master netting arrangements and collateral received for Evergy and Evergy Kansas Central was $27.0 million.
Certain of the Evergy Companies' derivative instruments contain collateral provisions that are tied to the Evergy Companies' credit ratings and may require the posting of collateral for various reasons, including if the Evergy Companies' credit ratings were to fall below investment grade. Substantially all of these derivative instruments relate to Evergy Kansas Central's non-regulated energy marketing activities. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of December 31, 2025, was $35.6 million for which Evergy and Evergy Kansas Central have posted $5.1 million collateral in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered as of December 31, 2025, Evergy and Evergy Kansas Central could be required to post an additional $28.8 million of collateral to their counterparties.

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

	December 31, 2025		December 31, 2024
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt(a)	(millions)
Evergy(b)	$13,406.2	$13,018.9	$12,460.9	$11,535.0
Evergy Kansas Central	5,233.1	4,812.1	4,583.5	4,031.7
Evergy Metro	3,271.4	3,122.7	3,223.4	2,966.3
(a) Includes current maturities.
(b) Book value as of December 31, 2025 and 2024, includes $76.1 million and $81.7 million, respectively, of fair value adjustments recorded in connection with purchase accounting for the merger that created Evergy, which are not part of future principal payments and will amortize over the remaining life of the associated debt instrument.

Recurring Fair Value Measurements
The following tables include balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	December 31, 2025	Netting	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$159.8	$—	$151.5	$—	$—	$8.3
International equity funds	95.9	—	95.9	—	—	—
Core bond fund	71.5	—	71.5	—	—	—
High-yield bond fund	23.9	—	23.9	—	—	—
Emerging markets bond fund	23.9	—	23.9	—	—	—
Combination debt/equity/other fund	23.8	—	23.8	—	—	—
Alternative investments fund	49.6	—	—	—	—	49.6
Real estate securities fund	16.8	—	—	—	—	16.8
Cash equivalents	0.8	—	0.8	—	—	—
Total nuclear decommissioning trust	466.0	—	391.3	—	—	74.7
Rabbi trust
Fixed income funds	13.7	—	13.7	—	—	—
Equity funds	7.8	—	7.8	—	—	—
Combination debt/equity/other fund	1.8	—	1.8	—	—	—
Cash equivalents	0.2	—	0.2	—	—	—
Total rabbi trust	23.5	—	23.5	—	—	—
Derivative instruments - commodity contracts(b)
Power	38.7	(29.8)	30.1	36.3	2.1	—
Natural gas	1.2	(5.2)	6.4	—	—	—
Total derivative assets	39.9	(35.0)	36.5	36.3	2.1	—
Total assets	529.4	(35.0)	451.3	36.3	2.1	74.7
Liabilities
Derivative instruments - commodity contracts(b)
Power	36.2	(28.7)	23.5	39.1	2.3	—
Natural gas	1.6	(5.2)	6.8	—	—	—
Total derivative liabilities	37.8	(33.9)	30.3	39.1	2.3	—
Total liabilities	$37.8	$(33.9)	$30.3	$39.1	$2.3	$—
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$436.8	$—	$436.8	$—	$—	$—
Debt securities
U.S. Treasury	56.8	—	56.8	—	—	—
U.S. Agency	0.1	—	—	0.1	—	—
State and local obligations	2.1	—	—	2.1	—	—
Corporate bonds	51.5	—	—	51.5	—	—
Cash equivalents	3.5	—	3.5	—	—	—
Total nuclear decommissioning trust	550.8	—	497.1	53.7	—	—
Self-insured health plan trust(c)
Equity securities	2.7	—	2.7	—	—	—
Debt securities	15.3	—	3.8	11.5	—	—
Cash and cash equivalents	2.5	—	2.5	—	—	—
Total self-insured health plan trust	20.5	—	9.0	11.5	—	—
Derivative instruments - commodity contracts(b)
Power	4.3	(2.3)	—	—	6.6	—
Total derivative assets	4.3	(2.3)	—	—	6.6	—
Total assets	575.6	(2.3)	506.1	65.2	6.6	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(2.3)	—	—	2.3	—
Total derivative liabilities	—	(2.3)	—	—	2.3	—
Total liabilities	$—	$(2.3)	$—	$—	$2.3	$—

Description	December 31, 2025	Netting	Level 1	Level 2	Level 3	NAV
Other Evergy	(millions)
Assets
Rabbi trusts
Core bond fund	$7.7	$—	$7.7	$—	$—	$—
Total rabbi trusts	7.7	—	7.7	—	—	—
Derivative instruments - commodity contracts(b)
Power	0.2	(0.6)	—	—	0.8	—
Derivative instruments - interest rate swaps(b)	0.6	—	—	0.6	—	—
Total derivative assets	0.8	(0.6)	—	0.6	0.8	—
Total assets	8.5	(0.6)	7.7	0.6	0.8	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(0.6)	—	—	0.6	—
Total derivative liabilities	—	(0.6)	—	—	0.6	—
Total liabilities	$—	$(0.6)	$—	$—	$0.6	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$1,016.8	$—	$888.4	$53.7	$—	$74.7
Rabbi trusts	31.2	—	31.2	—	—	—
Self-insured health plan trust(c)	20.5	—	9.0	11.5	—	—
Derivative instruments - commodity contracts(b)
Power	43.2	(32.7)	30.1	36.3	9.5	—
Natural gas	1.2	(5.2)	6.4	—	—	—
Derivative instruments - interest rate swaps(b)	0.6	—	—	0.6	—	—
Total derivative assets	45.0	(37.9)	36.5	36.9	9.5	—
Total assets	1,113.5	(37.9)	965.1	102.1	9.5	74.7
Liabilities
Derivative instruments - commodity contracts(b)
Power	36.2	(31.6)	23.5	39.1	5.2	—
Natural gas	1.6	(5.2)	6.8	—	—	—
Total derivative liabilities	37.8	(36.8)	30.3	39.1	5.2	—
Total liabilities	$37.8	$(36.8)	$30.3	$39.1	$5.2	$—

Description	December 31, 2024	Netting	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$142.9	$—	$134.0	$—	$—	$8.9
International equity funds	81.6	—	81.6	—	—	—
Core bond fund	66.7	—	66.7	—	—	—
High-yield bond fund	33.7	—	33.7	—	—	—
Emerging markets bond fund	20.6	—	20.6	—	—	—
Alternative investments fund	45.6	—	—	—	—	45.6
Real estate securities fund	16.3	—	—	—	—	16.3
Cash equivalents	0.5	—	0.5	—	—	—
Total nuclear decommissioning trust	407.9	—	337.1	—	—	70.8
Rabbi trust
Fixed income funds	14.6	—	14.6	—	—	—
Equity funds	6.9	—	6.9	—	—	—
Combination debt/equity/other fund	1.7	—	1.7	—	—	—
Cash equivalents	0.2	—	0.2	—	—	—
Total rabbi trust	23.4	—	23.4	—	—	—
Derivative instruments - commodity contracts(b)
Power	35.1	(20.0)	11.7	40.5	2.9	—
Natural gas	1.3	(17.7)	18.9	0.1	—	—
Total derivative assets	36.4	(37.7)	30.6	40.6	2.9	—
Total assets	467.7	(37.7)	391.1	40.6	2.9	70.8
Liabilities
Derivative instruments - commodity contracts(b)
Power	43.5	(9.5)	4.5	44.2	4.3	—
Natural gas	2.3	(17.7)	19.9	0.1	—	—
Total derivative liabilities	45.8	(27.2)	24.4	44.3	4.3	—
Total liabilities	$45.8	$(27.2)	$24.4	$44.3	$4.3	$—
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$368.8	$—	$368.8	$—	$—	$—
Debt securities
U.S. Treasury	55.3	—	55.3	—	—	—
State and local obligations	2.1	—	—	2.1	—	—
Corporate bonds	42.7	—	—	42.7	—	—
Cash equivalents	3.0	—	3.0	—	—	—
Total nuclear decommissioning trust	471.9	—	427.1	44.8	—	—
Self-insured health plan trust(c)
Equity securities	2.3	—	2.3	—	—	—
Debt securities	14.3	—	3.2	11.1	—	—
Cash and cash equivalents	2.3	—	2.3	—	—	—
Total self-insured health plan trust	18.9	—	7.8	11.1	—	—
Derivative instruments - commodity contracts(b)
Power	8.1	(2.0)	—	—	10.1	—
Total derivative assets	8.1	(2.0)	—	—	10.1	—
Total assets	498.9	(2.0)	434.9	55.9	10.1	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(2.0)	—	—	2.0	—
Total derivative liabilities	—	(2.0)	—	—	2.0	—
Total liabilities	$—	$(2.0)	$—	$—	$2.0	$—

Description	December 31, 2024	Netting	Level 1	Level 2	Level 3	NAV
Other Evergy	(millions)
Assets
Rabbi trusts
Core bond fund	$8.0	$—	$8.0	$—	$—	$—
Total rabbi trusts	8.0	—	8.0	—	—	—
Derivative instruments - commodity contracts(b)
Power	2.5	(0.7)	—	—	3.2	—
Total derivative assets	2.5	(0.7)	—	—	3.2	—
Total assets	10.5	(0.7)	8.0	—	3.2	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(0.7)	—	—	0.7	—
Total derivative liabilities	—	(0.7)	—	—	0.7	—
Total liabilities	$—	$(0.7)	$—	$—	$0.7	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$879.8	$—	$764.2	$44.8	$—	$70.8
Rabbi trusts	31.4	—	31.4	—	—	—
Self-insured health plan trust(c)	18.9	—	7.8	11.1	—	—
Derivative instruments - commodity contracts(b)
Power	45.7	(22.7)	11.7	40.5	16.2	—
Natural gas	1.3	(17.7)	18.9	0.1	—	—
Total derivative assets	47.0	(40.4)	30.6	40.6	16.2	—
Total assets	977.1	(40.4)	834.0	96.5	16.2	70.8
Liabilities
Derivative instruments - commodity contracts(b)
Power	43.5	(12.2)	4.5	44.2	7.0	—
Natural gas	2.3	(17.7)	19.9	0.1	—	—
Total derivative liabilities	45.8	(29.9)	24.4	44.3	7.0	—
Total liabilities	$45.8	$(29.9)	$24.4	$44.3	$7.0	$—
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

	December 31, 2025		December 31, 2024		December 31, 2025
	Fair	Unfunded	Fair	Unfunded	Redemption	Length of
	Value	Commitments	Value	Commitments	Frequency	Settlement
Evergy Kansas Central	(millions)
Nuclear decommissioning trust:
Domestic equity funds	$8.3	$1.3	$8.9	$1.3	(a)	(a)
Alternative investments fund(b)	49.6	—	45.6	—	Quarterly	65 days
Real estate securities fund(b)	16.8	—	16.3	—	Quarterly	65 days
Total Evergy investments at NAV	$74.7	$1.3	$70.8	$1.3
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
The following table summarizes the net unrealized gains (losses) for the Evergy Companies' nuclear decommissioning trusts and rabbi trusts.

	2025	2024	2023
Evergy	(millions)
Nuclear decommissioning trust - equity securities	$61.9	$89.3	80.4
Nuclear decommissioning trust - debt securities	2.3	(1.1)	2.7
Rabbi trusts - equity securities	2.2	0.4	2.4
Total	$66.4	$88.6	$85.5
Evergy Kansas Central
Nuclear decommissioning trust - equity securities	$(3.4)	$31.1	28.3
Rabbi trust - equity securities	1.8	0.4	2.0
Total	$(1.6)	$31.5	$30.3
Evergy Metro
Nuclear decommissioning trust - equity securities	$65.3	$58.2	52.1
Nuclear decommissioning trust - debt securities	2.3	(1.1)	2.7
Total	$67.6	$57.1	$54.8
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
Ozone Interstate Transport State Implementation Plans (ITSIP)
In 2015, the EPA lowered the Ozone National Ambient Air Quality Standards (NAAQS) from 75 ppb to 70 ppb. States were required to submit ITSIPs in 2018 to comply with the "Good Neighbor Provision" of the Clean Air Act (CAA) as it applies to the revised NAAQS. The EPA did not act on these ITSIP submissions by the deadline established in the CAA and entered consent decrees establishing deadlines for the EPA to take final action on various ITSIPs. In February 2022, the EPA published a proposed rule to disapprove the ITSIPs submitted by nineteen states including Missouri and Oklahoma. In April 2022, the EPA published an approval of the Kansas ITSIP in the Federal Register. The Missouri Department of Natural Resources (MDNR) submitted a supplemental ITSIP to the EPA in November 2022. In February 2023, the EPA published a final rule disapproving the ITSIPs submitted by nineteen states, including the final disapproval of the Missouri and Oklahoma ITSIPs. In April 2023, the Attorneys General of Missouri and Oklahoma filed Petitions for Review in the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) and the U.S. Court of Appeals for the Tenth Circuit (Tenth Circuit), respectively, challenging the EPA's disapproval. In May 2023, the Eighth Circuit granted a stay of the EPA's disapproval of the Missouri ITSIP. Similarly, in July 2023, the Tenth Circuit granted a stay of the EPA's disapproval of the Oklahoma ITSIP. In August 2024, the EPA published in the Federal Register a proposed rule to disapprove the supplemental ITSIP that Missouri submitted in November 2022. In January 2024, the EPA proposed to disapprove the previously-approved ITSIP for Kansas and ITSIPs submitted by four other states. To date, the EPA has not taken final action in this rulemaking. Disapproval of ITSIPs provides the EPA with authority to implement an interstate transport federal implementation plan (ITFIP) to replace them. As discussed below, the EPA has proposed to reevaluate and approve previously disapproved ITSIP submissions for five states, including Kansas. In the event that the ITSIPs for Missouri, Oklahoma and Kansas were disapproved and the EPA's ITFIP took effect, the impact on the Evergy Companies' operations and the cost to comply could be material.
Ozone Interstate Transport Federal Implementation Plans
In April 2022, the EPA published in the Federal Register the proposed ITFIP to resolve outstanding "Good Neighbor" obligations with respect to the 2015 Ozone NAAQS for twenty-six states including Missouri and Oklahoma. This ITFIP would establish a revised Cross-State Air Pollution Rule (CSAPR) ozone season nitrogen oxide (NOx) emissions trading program for Electric Generating Units (EGUs) beginning in 2023 and would limit ozone season NOx emissions from certain industrial stationary sources beginning in 2026. The proposed rule would also establish a new daily backstop NOx emissions rate limit for applicable coal-fired units larger than 100 MW, as well as unit-specific NOx emission rate limits for certain industrial emission units and would feature "dynamic" adjustments of emission budgets for EGUs beginning with ozone season 2025. The proposed ITFIP included reductions to the state ozone season NOx budgets for Missouri and Oklahoma beginning in 2023 with additional reductions in future years. The Evergy Companies provided formal comments as part of the rulemaking process. In March 2023, the EPA issued the final ITFIPs for twenty-three states, including Missouri and Oklahoma, which included reduced ozone season NOx budgets for EGUs in Missouri, Oklahoma and other states, and included other features and requirements that were in the proposed version of the rule. Because the EPA's authority to impose an ITFIP for a state is triggered by the state's failure to submit an ITSIP addressing NAAQS by the statutory deadline or disapproval of an ITSIP, the EPA lacks authority under the CAA to impose an ITFIP on a state for which an ITSIP disapproval has been stayed by the courts. Accordingly, the EPA issued interim final rules staying the effectiveness of the ITFIP in both Missouri and Oklahoma while the stays issued by the Eighth and Tenth Circuits in the ITSIP disapproval cases remain in place. During this time, both states will continue to operate under the existing CSAPR program. While Kansas was not originally included in the ITFIP, in January 2024, the EPA issued a proposal to include Kansas in the ITFIP. In June 2024, the U.S. Supreme Court issued an order granting emergency motions for stay filed by state and industry petitioners of the final ITFIP pending further review of the ITFIP by the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit). In March 2025, the EPA announced plans to end the Good Neighbor Rule for the 2015 Ozone NAAQS. In April 2025, the D.C. Circuit granted an EPA request to hold all challenges to the ITFIP in indefinite abeyance. In January 2026, the EPA published in the federal register a proposed "Phase 1" reconsideration rule addressing interstate transport requirements for six states, including Kansas. The EPA indicated they intend to address additional states, including Missouri, in a separate action. The Phase 1 proposal would reevaluate and approve previously disapproved ITSIP submissions for five states, including Kansas. As a result, Kansas would no longer be subject to the ITFIP if this rule is finalized. If the ITFIP ultimately takes effect as promulgated for Missouri, Kansas and Oklahoma following the pending litigation or the EPA is unable to end the program as proposed, the impact on the Evergy Companies' operations and the cost to comply could be material.
Particulate Matter National Ambient Air Quality Standards
In March 2024, the EPA published in the Federal Register the final rule which strengthens the primary annual PM2.5 (particulate matter less than 2.5 microns in diameter) NAAQS by lowering the primary annual PM2.5 NAAQS from 12.0 µg/m3 (micrograms per cubic meter) to 9.0 µg/m3. The final rule took effect in May 2024. In August 2024, the EPA released the PM2.5 ambient monitor design values for calendar years 2021 through 2023. These design values are to be used by each state governor for recommending to the EPA attainment designations for their states. In February 2025, the Kansas Governor sent recommendations to the EPA to designate the entire state of Kansas as either attainment or attainment/unclassifiable for the 2024 annual PM2.5 NAAQS. In March 2025, the EPA announced it plans to reconsider the 2024 PM2.5 NAAQS. As a result of the EPA's plans to reconsider this NAAQS, the Missouri Governor delayed submitting area designations to the EPA. While the EPA is required to issue final designations for all states, including Kansas and Missouri, by February 2026, the issuance of final designations is in question based on the EPA's plans to reconsider this NAAQS. In November 2025, the EPA filed a motion requesting that the D.C. Circuit vacate the 2024 PM2.5 NAAQS, asserting that the prior presidential administration's EPA failed to consider costs during its revision process and therefore did not conduct a thorough review, as required. Due to the uncertainty of the attainment status of portions of the service territory and potential reconsideration or court vacatur of the NAAQS, the Evergy Companies are unable to accurately assess the impacts on their operations or consolidated financial results, but the cost to comply with lower PM2.5 NAAQS could be material.
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
The Kansas SIP revision did not include any additional emission reductions by electric utilities based on the significant reductions that were achieved during the first implementation period. The Kansas Department of Health and Environment (KDHE) submitted the Kansas SIP revision in July 2021. In August 2024, the EPA issued the final disapproval of the Kansas SIP revision for failing to conduct a four-factor analysis for at least two emission sources in Kansas. In response to the August 2024 final disapproval, in October 2025, KDHE placed a supplemental Kansas SIP revision on public notice, and no adverse comments were received. In this supplement, the KDHE performed additional analyses for two Kansas emission sources, including Evergy's La Cygne Station, and determined no additional requirements should be necessary for any Kansas emission source. In January 2026, the KDHE submitted the supplement to the EPA for their approval.
In March 2025, the EPA announced plans to restructure the Regional Haze Program and in October 2025, the EPA published a Notice of Proposed Advanced Rulemaking requesting comments to assist in the development of regulatory changes to the current Regional Haze Program. In December 2025, the EPA issued a final rule extending the SIP revision deadline for the third ten-year implementation period from July 2028 to July 2031. Due to uncertainty regarding the status of the Regional Haze Program and when or if a Kansas or Missouri revised SIP or FIP is finalized, the overall costs of implementing the rules could be material to the Evergy Companies.
Greenhouse Gases
Burning coal and other fossil fuels releases carbon dioxide (CO2) and other gases referred to as greenhouse gases (GHG). Various regulations under the CAA limit CO2 and other GHG emissions, and in addition, other measures are being imposed or offered by individual states, municipalities and regional agreements with the goal of reducing GHG emissions. In April 2024, the EPA finalized the GHG regulations and GHG guidelines that apply to new and existing fossil-fuel fired EGUs. The final GHG regulation establishes CO2 limitations on emissions from new and reconstructed stationary combustion turbines. The GHG guidelines set CO2 emission limitations for existing coal, oil and gas-fired steam generating units. For new and reconstructed stationary combustion turbines, the emission limitations were developed by applying the Best System of Emission Reduction (BSER) to three distinct subcategories (low load, intermediate load and base load) taking into consideration the annual capacity factor of the stationary combustion turbine. For intermediate and base load stationary combustion turbines, BSER is assumed to be the utilization of highly efficient combustion turbine technology. Base load stationary combustion turbines are also required to consider the emissions reduction associated with the application of carbon capture and sequestration (CCS) beginning in 2032. For existing coal-fired EGUs, the emission limitations were established by applying the BSER to two subcategories (medium and long-term). For medium-term existing coal-fired units, which are units retiring between 2032 and 2038, the BSER established emission limitation is based on co-firing natural gas beginning in 2030. For units operating in 2039 and after, BSER is the application of CCS starting in 2032. In July 2024, the D.C. Circuit denied motions of stay filed by various states, industry and trade organizations; however, the D.C. Circuit has ordered expedited review of the challenges to the final regulations and guidelines. In December 2024, a three-judge panel of the D.C. Circuit heard oral arguments on challenges to the merits of the rule. In March 2025, the EPA announced it plans to reconsider the GHG regulation and guidelines. While the EPA reconsiders the GHG regulation and guidelines, the D.C. Circuit granted an unopposed motion to hold the case challenging the merits of the rule in abeyance. In June 2025, the EPA published a proposed rule to repeal both the 2015 GHG emission standards for new fossil-fuel fired EGUs and the April 2024 GHG emission standards for new and existing fossil-fuel fired EGUs. In the same June 2025 proposed rule, the EPA included an alternative proposal to repeal the most burdensome requirements of the 2024 rule including the elimination of CCS as BSER. In February 2026, the EPA issued a final rule rescinding the 2009 GHG Endangerment Finding (Endangerment Finding). The Endangerment Finding applies to GHG emissions from new motor vehicles and also provides justification for declaring GHG emissions as a threat to public health and welfare, thereby establishing the basis for regulating GHG emission under the CAA. As a result of the rescission of the Endangerment Finding, there is no justification for continuing to regulate GHG emissions from the power sector.
Due to uncertainty regarding when each of these proposed rules will be finalized, and the ongoing and potential for judicial review, the Evergy Companies are unable to accurately assess the impacts on their operations or consolidated financial results, but the cost to comply could be material.
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
In April 2024, the EPA finalized an expansion to the CCR regulations focused on legacy surface impoundments and historic placements of CCR. This regulation expands applicability of the 2015 CCR regulation to inactive landfills and beneficial use sites not previously regulated. Litigation could impact the timing or cost to comply. In March 2025, the EPA announced its plans to update regulations of CCRs, and in January 2026, finalized a rulemaking extending deadlines for compliance with various aspects of the CCR legacy rule. The EPA has indicated a second rulemaking modifying CCR requirements should be anticipated later in 2026, however specific details of any planned revisions have not been provided.
The Evergy Companies have recorded AROs for their current estimates for the closure of ash disposal ponds, landfills and other historical placements of CCR. The revision of these AROs may be required in the future due to information collected in the April 2024 CCR regulation's Facility Evaluation Reports (FERs), changes in existing CCR regulations, the results of groundwater monitoring of CCR units, changes in interpretation of existing CCR regulations or changes in the timing or cost to close ash disposal ponds and landfills. The revision of AROs for regulated operations has no income statement impact due to the deferral of the adjustments through a regulatory asset. If revisions to these AROs are necessary, the impact on the Evergy Companies' operations or consolidated financial results could be material.
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
Nuclear Antitrust Class Action
In July 2025, a class action complaint was filed in the U.S. District Court for the District of Maryland alleging violations of the Sherman Antitrust Act in establishing wages for employees at nuclear facilities since 2003. The complaint names 28 defendants, including all 26 owner operators of nuclear facilities in the United States, or affiliated entities, including Wolf Creek Nuclear Operating Corporation, which operates Wolf Creek, a nuclear facility in Kansas. Evergy indirectly owns 94% of Wolf Creek, with Evergy Kansas Central and Evergy Metro each owning 47% of the nuclear facility. This case is at a preliminary stage and the Evergy Companies are unable to assess the outcome or reasonably estimate any possible damages with respect to the claims.
Nuclear Insurance
Nuclear liability, property and accidental outage insurance is maintained for Wolf Creek. These policies contain certain industry standard terms, conditions and exclusions, including, but not limited to, ordinary wear and tear and war. An industry aggregate limit of approximately $3.2 billion for nuclear events (approximately $1.8 billion of non-nuclear events) plus any reinsurance, indemnity or any other source recoverable by Nuclear Electric Insurance Limited (NEIL), provider of property and accidental outage insurance, exists for acts of terrorism affecting Wolf Creek or any other NEIL insured plant within 12 months from the date of the first act. In addition, participation is required in industry-wide retrospect assessment programs as discussed below.
Nuclear Liability Insurance
Pursuant to the Price-Anderson Act, liability insurance includes coverage against public nuclear liability claims resulting from nuclear incidents to the required limit of public liability, which is approximately $16.3 billion. This limit of liability consists of the maximum available commercial insurance of $0.5 billion and the remaining $15.8 billion is provided through mandatory participation in an industry-wide retrospective assessment program. Under this retrospective assessment program, the owners of Wolf Creek are jointly and severally subject to an assessment of up to approximately $165.9 million (Evergy's share is $156.0 million and each of Evergy Kansas Central's and Evergy Metro's is $78.0 million), payable at no more than approximately $24.7 million (Evergy's share is $23.2 million and each of Evergy Kansas Central's and Evergy Metro's is $11.6 million) per incident per year per reactor for any commercial U.S. nuclear reactor qualifying incident. Both the total and yearly assessment is subject to an inflationary adjustment based on the Consumer Price Index and applicable premium taxes. In addition, the U.S. Congress could impose additional revenue-raising measures to pay claims.
Nuclear Property and Accidental Outage Insurance
The owners of Wolf Creek carry decontamination liability, nuclear property damage and premature nuclear decommissioning liability insurance for Wolf Creek totaling approximately $2.8 billion. Insurance coverage for non-nuclear property damage accidents total approximately $1.0 billion. In the event of an extraordinary nuclear accident, insurance proceeds must first be used for reactor stabilization and site decontamination in accordance with a plan mandated by the Nuclear Regulatory Commission (NRC). The Evergy Companies' share of any remaining proceeds can be used to pay for property damage or, if certain requirements are met, including decommissioning the plant, toward a shortfall in the nuclear decommissioning trust. The owners also carry additional insurance with NEIL to help cover costs of replacement power and other extra expenses incurred during a prolonged outage resulting from accidental property damage at Wolf Creek. If significant losses were incurred at any of the nuclear plants insured under the current NEIL policies, the owners of Wolf Creek may be subject to retrospective assessments under the current policies of approximately $27.9 million (Evergy's share is $26.2 million and each of Evergy Kansas Central's and Evergy Metro's is $13.1 million).
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
Contractual Commitments
The Evergy Companies' contractual commitments for fuel, power and new generation projects as of December 31, 2025 are detailed in the following tables. See Notes 9, 12 and 21 for information regarding pension, long-term debt and lease commitments, respectively.

Evergy
	2026	2027	2028	2029	2030	After 2030	Total
Purchase commitments	(millions)
Fuel	$313.0	$202.9	$194.7	$181.0	$93.2	$384.4	$1,369.2
Power	73.7	83.9	104.9	123.8	105.6	176.1	668.0
New generation projects	1,023.9	1,070.7	833.5	192.3	59.7	3.8	3,183.9
Total contractual commitments	$1,410.6	$1,357.5	$1,133.1	$497.1	$258.5	$564.3	$5,221.1

Evergy Kansas Central
	2026	2027	2028	2029	2030	After 2030	Total
Purchase commitments	(millions)
Fuel	$182.8	$117.7	$109.4	$97.4	$50.8	$213.6	$771.7
Power	1.4	1.5	12.3	20.0	19.1	44.7	99.0
New generation projects	342.3	497.7	348.2	59.1	15.9	1.0	1,264.2
Total contractual commitments	$526.5	$616.9	$469.9	$176.5	$85.8	$259.3	$2,134.9

Evergy Metro
	2026	2027	2028	2029	2030	After 2030	Total
Purchase commitments	(millions)
Fuel	$110.8	$70.7	$73.8	$75.2	$36.7	$142.2	$509.4
Power	29.2	29.2	29.2	29.2	29.2	50.1	196.1
Total contractual commitments	$140.0	$99.9	$103.0	$104.4	$65.9	$192.3	$705.5
Fuel commitments consist of commitments for nuclear fuel and coal in addition to coal and natural gas transportation costs. Power commitments consist of certain commitments for renewable energy under power purchase agreements, capacity purchases and firm transmission service. New generation project commitments consist of contractual obligations related to natural gas and renewable plant investments. See "Natural Gas Plant Investments" and "Renewable Plant Investments" in Note 1 for additional information on new generation construction projects.
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
As of December 31, 2025, Evergy has provided $786.3 million of credit support for certain of its subsidiaries as follows:
•Evergy direct guarantees to Evergy Kansas Central and Evergy Metro counterparties for certain fuel supply contracts totaling $76.3 million, with expiration dates ranging from 2027 to 2031; and
•Evergy's guarantee of Evergy Missouri West long-term debt totaling $710.0 million, which includes debt with maturity dates ranging from 2031 to 2043.
None of the guaranteed obligations are subject to default or prepayment if Evergy Missouri West's credit ratings were downgraded.
17. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
In the normal course of business, Evergy Kansas Central, Evergy Metro and Evergy Missouri West engage in related party transactions with one another. In addition, Evergy Kansas Central and Evergy Missouri West are currently engaged in the construction of jointly-owned generation facilities. A summary of these related party transactions and the amounts associated with them is provided below.
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

The operating expenses and capital costs billed for jointly-owned plants and shared services are detailed in the following table.

	2025	2024	2023
	(millions)
Evergy Kansas Central billings to Evergy Missouri West	$213.8	$29.6	$33.0
Evergy Metro billings to Evergy Missouri West	108.1	111.3	124.6
Evergy Kansas Central billings to Evergy Metro	52.1	46.9	48.4
Evergy Metro billings to Evergy Kansas Central	128.9	144.6	132.9
Related Party Net Receivables and Payables
The following table summarizes Evergy Kansas Central's and Evergy Metro's related party net receivables and payables.

	December 31
	2025	2024
Evergy Kansas Central	(millions)
Net payable to Evergy	$(13.3)	$(13.4)
Net receivable from (payable to) Evergy Metro	10.6	(22.9)
Net receivable from Evergy Missouri West	34.6	23.0

Evergy Metro
Net receivable from Evergy	$16.5	$16.8
Net receivable from (payable to) Evergy Kansas Central	(10.6)	22.9
Net receivable from Evergy Missouri West	96.2	86.2
Money Pool
Evergy Kansas Central, Evergy Metro and Evergy Missouri West are authorized to participate in the Evergy, Inc. money pool, which is an internal financing arrangement in which funds may be lent on a short-term basis between Evergy Kansas Central, Evergy Metro, Evergy Missouri West and Evergy, Inc. Evergy, Inc. can lend but not borrow under the money pool.
As of December 31, 2025 and December 31, 2024, Evergy Kansas Central and Evergy Metro had no outstanding receivables or payables under the money pool.
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

	December 31
	2025	2024
Evergy Kansas Central	(millions)
Income taxes receivable from (payable to) Evergy	$(14.3)	$11.4

Evergy Metro
Income taxes payable to Evergy	$—	$(10.0)

18. SHAREHOLDERS' EQUITY
Evergy's authorized capital stock consists of 600 million shares of common stock, without par value, and 12 million shares of Preference Stock, without par value.
Evergy Registration Statements
In August 2024, Evergy filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC). Under this Form S-3, which is uncapped, Evergy may issue debt and other securities, including common stock, in the future with the amounts, prices and terms to be determined at the time of future offerings. The automatic registration statement was filed to replace a similar Form S-3 upon expiration of its three-year term. The shelf registration statement expires in August 2027.
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
ATM Program (At-the-Market Program)
In May 2025, Evergy entered into an equity distribution agreement, pursuant to which Evergy may sell, from time to time, up to an aggregate of $1.2 billion of its common stock through an ATM Program, which may utilize forward sales agreements. Evergy subsequently entered into forward sale agreements under the ATM program and as of December 31, 2025, the ATM Program had approximately $1.1 billion of common stock available for issuance.
The forward sale agreements outstanding as of December 31, 2025, can be settled at Evergy’s discretion on or prior to dates ranging from March 2027 to October 2027. On a settlement date or dates, if Evergy elects to physically settle a forward sale agreement, Evergy will issue shares of common stock to the counterparties at the then-applicable forward sale price. The initial forward sale price for the outstanding agreements ranged from $71.29 to $73.34, with a weighted average initial forward sale price of $72.50. The initial forward sale price is subject to adjustment on a daily basis based on an interest rate factor and decreased on certain dates by predetermined amounts to reflect expected dividend payments. The forward sale agreements will be physically settled unless Evergy elects to settle in cash or to net share settle. At December 31, 2025, Evergy could have settled the forward sale agreements with physical delivery of 1.7 million shares of common stock to the respective counterparties in exchange for cash of $123.6 million. Alternatively, the forward sale agreements could have also been settled at December 31, 2025, with delivery of approximately $0.6 million of cash if Evergy elected net cash settlement.
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
The KCC order authorizing the merger that created Evergy requires Evergy to maintain consolidated common equity of at least 35% of total consolidated capitalization.
Under the Federal Power Act, Evergy Kansas Central, Evergy Metro and Evergy Missouri West generally can pay dividends only out of retained earnings. Certain conditions in the MPSC and KCC orders authorizing the merger that created Evergy also require Evergy Kansas Central and Evergy Metro to maintain consolidated common equity of at least 40% of total capitalization. Other conditions in the MPSC and KCC merger orders require Evergy Kansas Central, Evergy Metro and Evergy Missouri West to maintain credit ratings of at least investment grade. If Evergy Kansas Central's, Evergy Metro's or Evergy Missouri West's credit ratings are downgraded below the investment grade level as a result of their affiliation with Evergy or any of Evergy's affiliates, the impacted utility shall not pay a dividend to Evergy without KCC or MPSC approval or until the impacted utility's investment grade credit rating has been restored.
The master credit facility of Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West and the note purchase agreements for certain Evergy Missouri West senior notes contain covenants requiring the respective company to maintain a consolidated indebtedness to consolidated total capitalization ratio of not more than 0.65 to 1.00.
The Evergy, Inc. Junior Subordinated Notes issued in December 2024 permit Evergy to defer the payment of interest under certain circumstances. Making such an election would restrict Evergy's ability to declare or pay dividends, among other restrictions. As of December 31, 2025, Evergy has not elected to defer the payment of interest under the terms of the Junior Subordinated Notes.
As of December 31, 2025, Evergy had a retained earnings restriction of $394.8 million, Evergy Kansas Central had a retained earnings restriction of $517.8 million and Evergy Metro had a retained earnings restriction of $617.8 million. As of December 31, 2025, Evergy's subsidiaries had restricted net assets of approximately $6.7 billion. These restrictions are not expected to affect the Evergy Companies' ability to pay dividends at the current level for the foreseeable future.
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

The following table summarizes the impact of Evergy Missouri West Storm Funding on Evergy's consolidated balance sheet as of December 31, 2025 and 2024.

	December 31
	2025	2024
Evergy	(millions)
Current assets
Regulatory assets	$16.7	$15.9
Other	4.8	5.4
Other assets
Regulatory assets	277.9	294.5
Other	1.6	1.7
Current liabilities
Current maturities of long-term debt	17.0	16.2
Accrued interest	1.3	1.3
Long-term liabilities
Long-term debt, net	279.2	295.7
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
As of December 31, 2025 and 2024, Evergy and Evergy Kansas Central recorded $119.4 million and $126.5 million, respectively, to property, plant and equipment, net, on their consolidated balance sheets related to the VIE described above.
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

20. TAXES
Components of income tax expense are detailed in the following tables.

Evergy
	2025	2024	2023
Current income taxes	(millions)
Federal	$1.8	$30.9	$25.3
State	7.2	7.7	6.9
Total	9.0	38.6	32.2
Deferred income taxes
Federal	52.4	30.0	10.2
State	(24.5)	(31.4)	(21.7)
Total	27.9	(1.4)	(11.5)
Investment tax credit
Deferral	—	—	2.2
Amortization	(7.0)	(7.2)	(7.3)
Total	(7.0)	(7.2)	(5.1)
Income tax expense	$29.9	$30.0	$15.6

Evergy Kansas Central
	2025	2024	2023
Current income taxes	(millions)
Federal	$27.0	$6.2	$27.8
State	7.2	4.7	4.7
Total	34.2	10.9	32.5
Deferred income taxes
Federal	(5.9)	16.4	(29.3)
State	(8.3)	(11.3)	(7.4)
Total	(14.2)	5.1	(36.7)
Investment tax credit
Deferral	—	—	2.2
Amortization	(3.7)	(3.8)	(3.9)
Total	(3.7)	(3.8)	(1.7)
Income tax expense (benefit)	$16.3	$12.2	$(5.9)

Evergy Metro
	2025	2024	2023
Current income taxes	(millions)
Federal	$18.3	$37.7	$13.2
State	1.5	3.6	3.7
Total	19.8	41.3	16.9
Deferred income taxes
Federal	38.3	15.8	33.6
State	(10.7)	(13.0)	(7.8)
Total	27.6	2.8	25.8
Investment tax credit amortization	(3.2)	(3.2)	(3.5)
Income tax expense	$44.2	$40.9	$39.2

Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Evergy
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
	(millions, except percentages)
Federal statutory income tax	$188.5	21.0%	$192.3	21.0%	$159.4	21.0%
State and local income taxes
State income taxes(a)	12.1	1.4%	7.1	0.8%	5.2	0.7%
Amortization of state excess deferred income taxes	(27.2)	(3.0)%	(27.2)	(3.0)%	(16.1)	(2.1)%
Tax Credits
Energy-related tax credits	(57.5)	(6.4)%	(59.8)	(6.5)%	(44.3)	(5.8)%
Other tax credits	(2.2)	(0.2)%	(4.1)	(0.5)%	(3.1)	(0.4)%
Nontaxable or nondeductible items
Corporate-owned life insurance	(10.9)	(1.2)%	(11.9)	(1.3)%	(14.2)	(1.9)%
Other permanent differences	(2.9)	(0.3)%	(3.3)	(0.4)%	(2.1)	(0.3)%
Effects of ratemaking
Amortization of investment tax credits	(5.3)	(0.6)%	(5.4)	(0.6)%	(5.6)	(0.7)%
Amortization of federal excess deferred income taxes	(61.2)	(6.8)%	(59.9)	(6.5)%	(62.1)	(8.2)%
Flow through for plant related differences	1.0	0.1%	5.2	0.6%	1.5	0.2%
Other adjustments	(4.5)	(0.7)%	(3.0)	(0.3)%	(3.0)	(0.5)%
Income tax expense and effective income tax rate	$29.9	3.3%	$30.0	3.3%	$15.6	2.0%
(a ) State income taxes in Missouri and Kansas make up the majority (greater than 50%) of the tax effect in this category.

Evergy Kansas Central
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
	(millions, except percentages)
Federal statutory income tax	$121.7	21.0%	$121.2	21.0%	$79.5	21.0%
State and local income taxes
State income taxes(a)	7.7	1.3%	3.4	0.6%	1.5	0.4%
Amortization of state excess deferred income taxes	(9.9)	(1.7)%	(10.0)	(1.7)%	(2.8)	(0.7)%
Tax Credits
Energy-related tax credits	(57.0)	(9.8)%	(59.4)	(10.3)%	(43.7)	(11.5)%
Other tax credits	(0.7)	(0.1)%	(0.7)	(0.1)%	(0.7)	(0.2)%
Nontaxable or nondeductible items
Corporate-owned life insurance	(10.4)	(1.8)%	(11.4)	(2.0)%	(13.7)	(3.6)%
Other permanent differences	(4.3)	(0.7)%	(4.4)	(0.8)%	(3.9)	(1.0)%
Effects of ratemaking
Amortization of investment tax credits	(2.0)	(0.3)%	(2.1)	(0.4)%	(2.2)	(0.6)%
Amortization of federal excess deferred income taxes	(26.2)	(4.5)%	(22.8)	(3.9)%	(23.5)	(6.2)%
Flow through for plant related differences	(1.2)	(0.2)%	2.2	0.4%	4.4	1.2%
Other adjustments	(1.4)	(0.4)%	(3.8)	(0.7)%	(0.8)	(0.4)%
Income tax expense (benefit) and effective income tax rate	$16.3	2.8%	$12.2	2.1%	$(5.9)	(1.6)%
(a ) State income taxes in Missouri and Kansas make up the majority (greater than 50%) of the tax effect in this category.

Evergy Metro
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
	(millions, except percentages)
Federal statutory income tax	$76.6	21.0%	$76.7	21.0%	$78.0	21.0%
State and local income taxes
State income taxes(a)	4.0	1.1%	3.8	1.0%	4.2	1.1%
Amortization of state excess deferred income taxes	(11.2)	(3.1)%	(11.2)	(3.1)%	(7.5)	(2.0)%
Tax Credits
Other tax credits	(1.8)	(0.5)%	(3.6)	(1.0)%	(2.7)	(0.7)%
Nontaxable or nondeductible items
Other permanent differences	1.1	0.3%	0.3	0.1%	1.4	0.4%
Effects of ratemaking
Amortization of investment tax credits	(3.2)	(0.9)%	(3.2)	(0.9)%	(3.5)	(0.9)%
Amortization of federal excess deferred income taxes	(22.0)	(6.0)%	(23.3)	(6.4)%	(30.1)	(8.1)%
Flow through for plant related differences	2.0	0.6%	2.7	0.7%	1.9	0.5%
Other adjustments	(1.3)	(0.4)%	(1.3)	(0.2)%	(2.5)	(0.7)%
Income tax expense and effective income tax rate	$44.2	12.1%	$40.9	11.2%	$39.2	10.6%
(a ) State income taxes in Missouri and Kansas make up the majority (greater than 50%) of the tax effect in this category.

Income Taxes Paid
Income taxes paid, net of refunds received, disaggregated between federal and state are detailed in the following tables.

Evergy
	2025	2024	2023
	(millions)
Federal income taxes	$5.9	$31.0	$28.7
State income taxes
Missouri	—	7.0	10.5
Kansas	—	(0.1)	(5.0)
Other states	0.2	0.1	0.2
Total state income tax paid, net of refunds	0.2	7.0	5.7
Total income taxes paid, net of refunds	$6.1	$38.0	$34.4

Evergy Kansas Central
	2025	2024	2023
	(millions)
Federal income taxes	$9.0	$7.0	$48.5
State income taxes
Missouri	1.4	3.6	5.8
Kansas	(1.9)	—	—
Other states	0.1	0.1	0.1
Total state income tax paid, net of refunds	(0.4)	3.7	5.9
Total income taxes paid, net of refunds	$8.6	$10.7	$54.4

Evergy Metro
	2025	2024	2023
	(millions)
Federal income taxes	$29.8	$34.9	$6.4
State income taxes
Missouri	0.1	3.6	2.7
Kansas	(0.3)	(0.1)	0.5
Other states	0.1	0.1	0.2
Total state income tax paid, net of refunds	(0.1)	3.6	3.4
Total income taxes paid, net of refunds	$29.7	$38.5	$9.8

Deferred Income Taxes
The tax effects of major temporary differences resulting in deferred income tax assets (liabilities) in the consolidated balance sheets is in the following table.

	December 31
	2025			2024
	Evergy	Evergy Kansas Central	Evergy Metro	Evergy	Evergy Kansas Central	Evergy Metro
Deferred tax assets:	(millions)
Tax credit carryforward	$572.8	$412.4	$159.1	$393.2	$296.5	$95.3
Income taxes refundable to customers, net	323.3	169.1	126.6	308.2	160.5	115.7
Deferred employee benefit costs	92.9	37.7	59.2	98.4	42.4	61.6
Net operating loss carryforward	4.6	—	—	4.4	—	—
Deferred state income taxes	123.5	92.1	29.5	132.2	95.7	32.8
Accrued liabilities	214.8	101.2	81.2	198.0	92.6	73.8
Other regulatory liabilities	69.5	54.0	8.5	92.4	62.8	8.0
Other	94.9	43.9	23.8	99.6	46.4	25.8
Total deferred tax assets before valuation allowance	1,496.3	910.4	487.9	1,326.4	796.9	413.0
Valuation allowances	(7.2)	(2.7)	—	(6.9)	(2.7)	—
Total deferred tax assets, net	1,489.1	907.7	487.9	1,319.5	794.2	413.0
Deferred tax liabilities:
Plant-related	(2,974.9)	(1,463.3)	(1,079.5)	(2,844.9)	(1,407.6)	(1,030.5)
Deferred employee benefit costs	(0.6)	—	—	(0.5)	—	—
ARO regulatory assets	(194.0)	(85.3)	(75.5)	(177.2)	(76.4)	(68.4)
Acquisition premium	(31.0)	(31.0)	—	(34.2)	(34.2)	—
Other regulatory assets	(227.6)	(38.7)	(55.9)	(200.6)	(31.3)	(39.5)
Other	(81.7)	(50.3)	(20.8)	(97.8)	(50.3)	(29.9)
Total deferred tax liabilities	(3,509.8)	(1,668.6)	(1,231.7)	(3,355.2)	(1,599.8)	(1,168.3)
Net deferred income tax liabilities	$(2,020.7)	$(760.9)	$(743.8)	$(2,035.7)	$(805.6)	$(755.3)
Tax Credit Carryforwards
As of December 31, 2025 and 2024, Evergy had $567.9 million and $388.3 million, respectively, of federal general business income tax credit carryforwards.  As of December 31, 2025 and 2024, Evergy Kansas Central had $407.5 million and $291.6 million, respectively, of federal general business income tax credit carryforwards. As of December 31, 2025 and 2024, Evergy Metro had $159.1 million and $95.3 million, respectively, of federal general business income tax credit carryforwards.  The carryforwards for Evergy, Evergy Kansas Central and Evergy Metro relate primarily to PTCs and research and development tax credits and expire in the years 2026 to 2045.
The Evergy Companies' federal general business income tax credit carryforwards include PTCs related to the generation of electricity from nuclear energy. As of December 31, 2025, Evergy, Evergy Kansas Central and Evergy Metro had $263.1 million, $130.5 million and $132.6 million, respectively, of tax credits from the generation of electricity from nuclear energy included in the production tax credits carryforwards. Beginning in 2024, nuclear units, including Wolf Creek, became eligible for a production tax credit through 2032. The credit is for $15.00 per MWh and is subject to a phase-out when gross receipts from the facility are between $25.00 per MWh and $43.75 per MWh. The credit may be used to offset Evergy's income tax liability or be transferred to an unrelated third party. The Evergy Companies have estimated the credit based on the existing Internal Revenue Service (IRS) regulations. The IRS may provide guidance regarding the type of revenue to be included in the computation of gross receipts in 2026 which may significantly reduce the amount of nuclear production tax credits available to Evergy. The Evergy Companies have recorded a regulatory liability for these tax credits as the benefits are expected to be refunded to customers as a reduction to revenue in future regulatory proceedings.

The year of origin of Evergy's, Evergy Kansas Central's and Evergy Metro's related tax benefit amounts for federal tax credit carryforwards as of December 31, 2025, are detailed in the following table.

	Amount of Benefit
Year of Origin	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
2007	$0.1	$—	$—
2019	28.5	25.1	3.3
2020	35.9	28.5	7.3
2021	31.9	28.1	3.6
2022	34.6	31.7	2.6
2023	49.8	45.3	4.3
2024	196.6	125.7	70.8
2025	190.5	123.1	67.2
	$567.9	$407.5	$159.1
As of December 31, 2025 and 2024, Evergy and Evergy Kansas Central had $4.9 million of tax benefits related to state income tax credit carryforwards. The state income tax credits relate primarily to the Kansas high performance incentive program and expire in the years 2038 to 2039. Due to the elimination of the Kansas corporate income tax for utilities, Evergy and Evergy Kansas Central expect a portion of these state tax credit carryforwards to expire unutilized and have provided a valuation allowance against $2.7 million of the state tax benefits.

Net Operating Loss (NOL) Carryforwards
As of December 31, 2025 and 2024, Evergy had deferred tax benefits of $4.6 million and $4.4 million related to state NOLs, respectively.  The state NOL carryforwards expire in years 2026 to 2045. Evergy does not expect to utilize $4.5 million of NOLs before the expiration date of the carryforwards of NOLs in certain states. Therefore, a valuation allowance has been provided against $4.5 million of state tax benefits.
Valuation Allowances
Evergy is required to assess the ultimate realization of deferred tax assets using a "more likely than not" assessment threshold.  This assessment takes into consideration tax planning strategies within Evergy's control.  As a result of this assessment, Evergy has established a partial valuation allowance for state tax NOL carryforwards and tax credit carryforwards. During 2025, $0.3 million of tax expense was recorded in continuing operations primarily related to state NOLs that expired. The tax expense was offset by the reduction in related deferred tax assets.
Uncertain Tax Positions
Evergy is considered open to U.S. federal examination for years after 2009 due to the carryforward of NOLs and general business income tax credits. With few exceptions, Evergy is no longer subject to state and local tax examinations by tax authorities for years before 2021. As of December 31, 2025, Evergy is currently under IRS audit for the 2023 tax year.
21. LEASES
The Evergy Companies lease office buildings, computer equipment, vehicles, generating plant and other property and equipment, including rail cars to serve jointly-owned generating units where Evergy Kansas Central or Evergy Metro is the managing partner and is reimbursed by other joint-owners for the other owners' proportionate share of the costs. Under GAAP, a contract is or contains a lease if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Evergy Companies assess a contract as being or containing a lease if the contract identifies property, plant and equipment, provides the lessee the right to obtain substantially all of the economic benefits from use of the property, plant and equipment and provides the lessee the right to direct the use of the property, plant and equipment.

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
The Evergy, Evergy Kansas Central and Evergy Metro leases have remaining terms ranging from 1 to 35 years, 1 to 13 years and 1 to 8 years, respectively. Leases that have original lease terms of twelve months or less are not recognized on the Evergy Companies’ balance sheets. Some leases have options to renew the lease or terminate early at the election of the Evergy Companies. Judgment is applied at lease commencement to determine the reasonably certain lease term based on then-current assumptions about use of the leased asset, market conditions and terms in the contract. The judgment applied to determine the lease term can significantly impact the measurement of the lease liability and right-of-use asset and lease classification.
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
The Evergy Companies' lease expense is detailed in the following tables.

Evergy	2025	2024	2023
Finance lease costs	(millions)
Amortization of right-of-use assets	$17.6	$11.1	$6.1
Interest on lease liabilities	2.7	2.5	2.3
Operating lease costs	23.2	24.0	20.5
Short-term lease costs	4.7	3.5	4.0
Variable lease costs for renewable purchase power agreements	196.6	210.3	266.5
Total lease costs	$244.8	$251.4	$299.4

Evergy Kansas Central	2025	2024	2023
Finance lease costs	(millions)
Amortization of right-of-use assets	$11.7	$8.3	$5.5
Interest on lease liabilities	2.3	2.2	2.2
Operating lease costs	11.3	12.3	10.0
Short-term lease costs	1.5	1.2	1.5
Variable lease costs for renewable purchase power agreements	62.8	71.0	122.6
Total lease costs	$89.6	$95.0	$141.8

Evergy Metro	2025	2024	2023
Finance lease costs	(millions)
Amortization of right-of-use assets	$4.5	$2.3	$0.5
Interest on lease liabilities	0.3	0.2	0.1
Operating lease costs	9.9	9.5	8.6
Short-term lease costs	2.5	1.9	2.2
Variable lease costs for renewable purchase power agreements	101.4	103.9	107.5
Total lease costs	$118.6	$117.8	$118.9
Supplemental cash flow information related to the Evergy Companies' leases is detailed in the following tables.

Evergy	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:	(millions)
Operating cash flows from operating leases	$23.1	$24.9	$20.1
Operating cash flows from finance leases	2.7	2.5	2.3
Financing cash flows from finance leases	17.7	11.7	6.6
Right-of-use assets obtained in exchange for new finance lease liabilities	56.7	17.0	11.9
Right-of-use assets obtained in exchange for new operating lease liabilities	21.7	7.2	20.1

Evergy Kansas Central	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:	(millions)
Operating cash flows from operating leases	$11.4	$12.3	$9.9
Operating cash flows from finance leases	2.3	2.2	2.1
Financing cash flows from finance leases	11.8	8.7	5.7
Right-of-use assets obtained in exchange for new finance lease liabilities	16.6	13.2	10.2
Right-of-use assets obtained in exchange for new operating lease liabilities	11.0	5.2	9.2

Evergy Metro	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:	(millions)
Operating cash flows from operating leases	$11.3	$11.7	$9.7
Operating cash flows from finance leases	0.3	0.2	0.1
Financing cash flows from finance leases	4.6	2.5	0.8
Right-of-use assets obtained in exchange for new finance lease liabilities	12.7	2.6	1.7
Right-of-use assets obtained in exchange for new operating lease liabilities	8.8	1.9	9.9
Other pertinent information related to the Evergy Companies' leases is detailed in the following tables.

Evergy	2025	2024
	(dollars in millions)
Right-of-use assets under finance leases included in property, plant and equipment, net, on the consolidated balance sheets	$399.0	$356.9
Right-of-use assets under operating leases included in other assets on the consolidated balance sheets	62.0	58.3
Weighted-average remaining lease term (years)
Finance leases	10.8	8.3
Operating leases	4.7	5.4
Weighted average discount rate
Finance leases	5.3%	5.3%
Operating leases	4.8%	4.4%

Evergy Kansas Central	2025	2024
	(dollars in millions)
Right-of-use assets under finance leases included in property, plant and equipment, net, on the consolidated balance sheets	$89.0	$84.5
Right-of-use assets under operating leases included in other assets on the consolidated balance sheets	20.7	17.4
Weighted-average remaining lease term (years)
Finance leases	8.2	9.1
Operating leases	3.2	2.7
Weighted average discount rate
Finance leases	5.3%	5.3%
Operating leases	4.4%	3.8%

Evergy Metro	2025	2024
	(dollars in millions)
Right-of-use assets under finance leases included in property, plant and equipment, net, on the consolidated balance sheets	$23.9	$13.0
Right-of-use assets under operating leases included in other assets on the consolidated balance sheets	30.3	29.3
Weighted-average remaining lease term (years)
Finance leases	4.9	5.3
Operating leases	5.6	6.6
Weighted average discount rate
Finance leases	5.0%	5.2%
Operating leases	5.0%	5.0%
Finance Leases
Right-of-use assets for finance leases are included in property, plant and equipment on the Evergy Companies' balance sheets. Lease liabilities for finance leases are included in other current and other long-term liabilities. Payments and other supplemental information for finance leases as of December 31, 2025, are detailed in the following table.

	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
2026	$22.8	$14.5	$5.4
2027	22.0	13.6	5.2
2028	21.0	13.0	4.9
2029	17.1	10.6	3.8
2030	12.7	8.0	2.4
After 2030	78.1	32.7	2.5
Total finance lease payments	173.7	92.4	24.2
Amounts representing imputed interest	(43.7)	(18.3)	(0.3)
Present value of lease payments	130.0	74.1	23.9
Less: current portion	(18.3)	(11.9)	(5.0)
Total long-term obligations under finance leases	$111.7	$62.2	$18.9

Operating Leases
Right-of-use assets for operating leases are included in other long-term assets on the Evergy Companies' balance sheets. Lease liabilities for operating leases are included in other current and other long-term liabilities. Lease payments and other supplemental information for operating leases as of December 31, 2025, are detailed in the following table.

	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
2026	$18.9	$8.1	$10.3
2027	15.0	6.0	8.4
2028	11.8	4.1	7.2
2029	8.0	2.0	5.7
2030	6.6	1.3	5.1
After 2030	8.6	0.1	8.4
Total operating lease payments	68.9	21.6	45.1
Amounts representing imputed interest	(7.9)	(1.2)	(6.3)
Present value of lease payments	61.0	20.4	38.8
Less: current portion	(16.4)	(7.3)	(8.6)
Total long-term obligations under operating leases	$44.6	$13.1	$30.2

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

	2025	2024	2023
	(millions)
OPERATING REVENUES	$5,961.6	$5,847.3	$5,508.2
Less:
Fuel and purchased power	1,412.4	1,479.9	1,494.8
SPP network transmission costs	438.0	370.9	302.6
Operating and maintenance:
Operations and customer(a)	612.2	611.4	590.7
Support(a)	155.4	148.5	137.6
Other segment items, including benefit costs(b)	227.7	202.0	217.0
Depreciation and amortization	1,162.9	1,114.0	1,076.5
Taxes other than income tax	420.1	452.6	406.6
Interest expense	616.3	563.1	525.8
Income tax expense	29.9	30.0	15.6
Net income attributable to noncontrolling interests	12.3	12.3	12.3
Plus:
Total other income (expense), net	(25.6)	3.1	(4.8)
Equity in earnings of equity method investees, net of income taxes	6.8	7.8	7.4
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$855.6	$873.5	$731.3
(a) In 2025, an internal reorganization that altered departmental hierarchies resulted in changes to the classification of certain operation and maintenance expenses. Amounts for 2024 and 2023 have been recast to conform to the current-year presentation and these reclassifications have no impact on total operation and maintenance expense or net income attributable to Evergy, Inc.
(b) Other segment items include benefits expense associated with Operations, Customer and Support employees, regulatory amortization expense, expense associated with energy efficiency programs and credit loss expense, among other items.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Evergy.  Under the supervision and with the participation of Evergy’s chief executive officer and chief financial officer, management evaluated the effectiveness of Evergy’s internal control over financial reporting as of December 31, 2025.  Management used for this evaluation the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.
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
Management has concluded that, as of December 31, 2025, Evergy’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework.  Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued its attestation report on Evergy’s internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Evergy, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Evergy, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2025, of the Company and our report dated February 18, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
February 18, 2026

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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Kansas Central's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Evergy Kansas Central.  Under the supervision and with the participation of Evergy Kansas Central’s chief executive officer and chief financial officer, management evaluated the effectiveness of Evergy Kansas Central’s internal control over financial reporting as of December 31, 2025. Management used for this evaluation the framework in Internal Control - Integrated Framework (2013) issued by the COSO of the Treadway Commission.
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
Management has concluded that, as of December 31, 2025, Evergy Kansas Central’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework.
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

Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Metro's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Evergy Metro.  Under the supervision and with the participation of Evergy Metro’s chief executive officer and chief financial officer, management evaluated the effectiveness of Evergy Metro’s internal control over financial reporting as of December 31, 2025.  Management used for this evaluation the framework in Internal Control - Integrated Framework (2013) issued by the COSO of the Treadway Commission.
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
Management has concluded that, as of December 31, 2025, Evergy Metro’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework.
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
Securities Trading Plans of Directors and Executive Officers
For the three months ended December 31, 2025, no director or officer has adopted, terminated or modified a Rule 10b5-1 plan or non-rule 10b5-1 trading arrangement required to be disclosed under Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
Information required by Items 10-14 of Part III of this Form 10-K with respect to Evergy will be included in an amendment to this Form 10-K, or incorporated by reference to Evergy's definitive proxy statement with respect to its 2026 Annual Meeting of Shareholders (Proxy Statement) on or before April 30, 2026.
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

The following table provides information, as of December 31, 2025, regarding the number of common shares to be issued upon exercise of outstanding options, warrants and rights, their weighted average exercise price, and the number of shares of common stock remaining available for future issuance. The table excludes shares issued or issuable under any defined contribution savings plans.

Number of securities
	Number of		remaining available
	securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (3)
Evergy Long-Term Incentive Plan	1,171,916 (1)	$— (2)	5,660,460
Equity compensation plans not approved by security holders	—	—	—
Total	1,171,916 (1)	$— (2)	5,660,460
(1)Includes 360,016 RSUs with time-based requirements, 627,821 RSUs with performance measures at target performance levels and director deferred share units for 184,079 shares of Evergy common stock outstanding at December 31, 2025.
(2)The RSUs, RSAs and director deferred share units have no exercise price and therefore are not reflected in the weighted-average exercise price.
(3) As of December 31, 2025, there were approximately 149,642 units outstanding that were deferred pursuant to the Evergy Kansas Central, Inc. non-employee deferred compensation program. Deferred units will continue to receive deferred dividend equivalents in the form of additional deferred units until payouts pursuant to elections begin.
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

Evergy Kansas Central and Evergy Metro
The Audit Committee of the Evergy Board functions as the Audit Committee of Evergy Kansas Central and Evergy Metro. The following tables set forth the aggregate fees billed, or expected to be billed, by Deloitte & Touche LLP for audit services rendered in connection with the consolidated financial statements and reports for 2025 and 2024 and for other services rendered during 2025 and 2024 on behalf of Evergy Kansas Central and Evergy Metro, as well as all out-of-pocket costs incurred in connection with these services:

Evergy Kansas Central	2025	2024
Fee Category
Audit Fees	$2,263,457	$1,891,984
Audit-Related Fees	28,333	27,000
Tax Fees	14,541	16,380
All Other Fees	—	—
Total Fees	$2,306,331	$1,935,364

Evergy Metro	2025	2024
Fee Category
Audit Fees	$1,550,558	$1,393,290
Audit-Related Fees	28,333	27,000
Tax Fees	9,117	11,171
All Other Fees	—	—
Total Fees	$1,588,008	$1,431,461
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements

Evergy, Inc.		Page No.

a.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023	73

b.	Consolidated Balance Sheets - December 31, 2025 and 2024	74

c.	Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	76

d.	Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024 and 2023	77

e.	Notes to Consolidated Financial Statements	88

f.	Report of Independent Registered Public Accounting Firm	67

Evergy Kansas Central, Inc.

g.	Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023	78

h.	Consolidated Balance Sheets - December 31, 2025 and 2024	79

i.	Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	81

j.	Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024 and 2023	82

k.	Notes to Consolidated Financial Statements	88

l.	Report of Independent Registered Public Accounting Firm	69

Evergy Metro, Inc.

m.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023	83

n.	Consolidated Balance Sheets - December 31, 2025 and 2024	84

o.	Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	86

p.	Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024 and 2023	87

q.	Notes to Consolidated Financial Statements	88

r.	Report of Independent Registered Public Accounting Firm	71

Financial Statement Schedules

	Evergy, Inc.

a.	Schedule I - Parent Company Financial Statements	190

b.	Schedule II - Valuation and Qualifying Accounts and Reserves	194

	Evergy Kansas Central, Inc.
c.	Schedule II - Valuation and Qualifying Accounts and Reserves	194

	Evergy Metro, Inc.

d.	Schedule II - Valuation and Qualifying Accounts and Reserves	195

Exhibits

Exhibit Number		Description of Document	Registrant

2.1	*
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
Equity Distribution Agreement, dated May 8, 2025, between Evergy, Inc. and each of (a) Barclays Capital Inc., BofA Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC, acting as managers, (b) Barclays Bank PLC, Bank of America, N.A., Citibank, N.A., Goldman Sachs & Co. LLC, JPMorgan Chase Bank, National Association, Morgan Stanley & Co. LLC, MUFG Securities EMEA plc, The Toronto-Dominion Bank, Truist Bank and Wells Fargo Bank, National Association, acting as forward purchasers, and (c) Barclays Capital Inc., BofA Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC acting as forward sellers (Exhibit 1.1 to Evergy's Form 8-K filed on May 9, 2025).
Evergy

4.15	*
Indenture, dated August 24, 2001, between Evergy Missouri West, Inc. (formerly Aquila, Inc.) and BankOne Trust Company, N.A., as trustee (Exhibit 4(d) to Registration Statement on Form S-3 (File No. 333-68400) filed by Aquila, Inc. on August 27, 2001).
Evergy

4.16	*
Second Supplemental Indenture, dated July 3, 2002, between Missouri West, Inc. (formerly Aquila, Inc.) and BankOne Trust Company, N.A., as trustee (Exhibit 4(c) to Form S-4 (File No. 333-100204) filed by Aquila, Inc. on September 30, 2002).
Evergy

4.17	*
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
Evergy Evergy Metro

4.21	*
Eleventh Supplemental Indenture, dated August 15, 2005, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.2 to Evergy Metro's Form 10-Q for the quarter ended September 30, 2005).
Evergy Evergy Metro

4.22	*
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
Evergy Evergy Metro

4.24	*
Fifteenth Supplemental Indenture, dated June 30, 2011, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.1 to Evergy Metro's Form 10-Q for the quarter ended June 30, 2011).
Evergy Evergy Metro

4.25	*
Sixteenth Supplemental Indenture, March 1, 2019, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) UMB Bank N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.3 to Evergy's Form 8-K filed on March 14, 2019).
Evergy Evergy Metro

4.26	*
Seventeenth Supplemental Indenture, dated March 27, 2019, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.1 to Evergy's Form 8-K filed on March 27, 2019).
Evergy Evergy Metro

4.27	*
Eighteenth Supplemental Indenture, dated as of May 26, 2020, between Evergy Metro and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.1 to Evergy's Form 8-K filed on May 26, 2020).
Evergy Evergy Metro

4.28	*
Indenture, dated December 1, 2000, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York, as trustee (Exhibit 4(a) to Evergy Metro's Form 8-K filed on December 18, 2000).
Evergy Evergy Metro

4.29	*
Indenture, dated March 1, 2002, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York, as trustee (Exhibit 4.1.b. to Evergy Metro's Form 10-Q for the quarter ended March 31, 2002).
Evergy Evergy Metro

4.30	*
Supplemental Indenture No. 1, dated November 15, 2005, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York, as trustee (Exhibit 4.2.j to Evergy Metro's Form 10-K for the year ended December 31, 2005).
Evergy Evergy Metro

4.31	*
Supplemental Indenture No. 2, dated March 1, 2019, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York Mellon, as trustee (Exhibit 4.2 to Evergy's Form 8-K filed on March 14, 2019).
Evergy Evergy Metro

4.32	*
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
Evergy Evergy Metro

4.34	*
Supplemental Indenture No. 2, dated March 11, 2008, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.2 to Evergy Metro's Form 8-K filed on March 11, 2008).
Evergy Evergy Metro

4.35	*
Supplemental Indenture No. 3, dated September 20, 2011, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York Mellon Trust Company, N.A., trustee (Exhibit 4.1 to Evergy Metro's Form 8-K filed on September 20, 2011).
Evergy Evergy Metro

4.36	*
Supplemental Indenture No. 4, dated March 14, 2013, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York Mellon Trust Company, N.A., trustee (Exhibit 4.1 to Evergy Metro's Form 8-K filed on March 14, 2013).
Evergy Evergy Metro

4.37	*
Supplemental Indenture No. 5, dated August 18, 2015, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York Mellon Trust Company, N.A., trustee (Exhibit 4.1 to Evergy Metro's Form 8-K filed on August 18, 2015).
Evergy Evergy Metro

4.38	*
Supplemental Indenture No. 6, dated June 15, 2017, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Metro's Form 8-K filed on June 15, 2017).
Evergy Evergy Metro

4.39	*
Supplemental Indenture No. 7, dated March 1, 2018, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Metro's Form 8-K filed on March 1, 2018).
Evergy Evergy Metro

4.40	*
Supplemental Indenture No. 8, dated March 1, 2019, between Evergy Metro, Inc. (formerly Kansas City Power & Light Company) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Metro's Form 8-K filed on March 14, 2019).
Evergy Evergy Metro

4.41	*
Note Purchase Agreement, dated August 16, 2013, among Evergy Missouri West, Inc. (formerly KCP&L Greater Missouri Operations Company), Evergy, Inc. and the purchasers party thereto (Exhibit 4.1 to Great Plains Energy's Form 8-K filed on August 19, 2013).
Evergy

4.42	*
Note Purchase Agreement dated February 12, 2019, among Evergy Missouri West, Inc. (formerly KCP&L Greater Missouri Operations Company), Evergy, Inc. and the purchasers party thereto (Exhibit 4.5 to Evergy's Form 10-Q for the quarter ended March 31, 2019).
Evergy

4.43	*
Note Purchase Agreement, dated April 20, 2021, among Evergy Missouri West, Inc. (formerly KCP&L Greater Missouri Operations Company), Evergy, Inc. and the purchasers party thereto (Exhibit 4.1 to Evergy's 8-K filed on April 20, 2021).
Evergy

4.44	*
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
Evergy Evergy Kansas Central

4.50	*
Thirty-Second Supplemental Indenture, dated April 15, 1994, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc. and Western Resources, Inc.) and Harris Trust and Savings Bank, as trustee (Exhibit 4(s) to Evergy Kansas Central's Form 10-K for the fiscal year ended December 31, 1994).
Evergy Evergy Kansas Central

4.51	*
Thirty-Fourth Supplemental Indenture, dated June 28, 2000, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc. and Western Resources, Inc.) and Harris Trust and Savings Bank, as trustee (Exhibit 4(v) to Evergy Kansas Central's Form 10-K for the fiscal year ended December 31, 2000).
Evergy Evergy Kansas Central

4.52	*
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
Evergy Evergy Kansas Central

4.54	*
Thirty-Ninth Supplemental Indenture, dated June 30, 2005, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and BNY Midwest Trust Company, as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on July 1, 2005).
Evergy Evergy Kansas Central

4.55	*
Forty-Second Supplemental Indenture, dated March 1, 2012, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on February 29, 2012).
Evergy Evergy Kansas Central

4.56	*
Forty-Second Supplemental (Reopening) Indenture, dated May 17, 2012, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on May 16, 2012).
Evergy Evergy Kansas Central

4.57	*
Forty-Third Supplemental Indenture, dated March 28, 2013, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on March 22, 2013).
Evergy Evergy Kansas Central

4.58	*
Forty-Fourth Supplemental Indenture, dated August 19, 2013, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on August 14, 2013).
Evergy Evergy Kansas Central

4.59	*
Forty-Fifth Supplemental Indenture, dated November 13, 2015, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on November 6, 2015).
Evergy Evergy Kansas Central

4.60	*
Forty-Sixth Supplemental Indenture, dated June 20, 2016, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on June 17, 2016).
Evergy Evergy Kansas Central

4.61	*
Forty-Seventh Supplemental Indenture, dated March 6, 2017, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on March 3, 2017).
Evergy Evergy Kansas Central

4.62	*
Forty-Eighth Supplemental Indenture, dated June 4, 2018, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on June 4, 2018).
Evergy Evergy Kansas Central

4.63	*
Forty-Ninth Supplemental Indenture, dated August 19, 2019, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on August 19, 2019).
Evergy Evergy Kansas Central

4.64	*
Fiftieth Supplemental Indenture, dated as of April 9, 2020, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy Kansas Central's Form 8-K filed on April 9, 2020).
Evergy Evergy Kansas Central

4.65	*
Senior Indenture, dated August 1, 1998, between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and Deutsche Bank Trust Company Americas, as trustee, including Form of Senior Note (Exhibit 4.1 to Evergy Kansas Central's Form 10-Q for the quarter ended June 30, 1998).
Evergy Evergy Kansas Central

4.66	*
Form of Subordinated Indenture between Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) and The Bank of New York Mellon Trust Company, N.A., as trustee, including Form of Subordinated Note (Exhibit 4.3 to Evergy Kansas Central's Form S-3 filed on March 18, 2016 (No. 333-210266)).
Evergy Evergy Kansas Central

4.67	*	Description of Securities (Exhibit 4.64 to Evergy, Inc.'s Form 10-K for the fiscal year ended December 31, 2020).	Evergy Evergy Kansas Central Evergy Metro

4.68	*	First Mortgage Indenture and Deed of Trust, dated as of March 1, 2022, between Evergy Missouri West, Inc. and UMB Bank, N.A., as trustee (Exhibit 4.1 to Evergy's Form 8-K filed on March 7, 2022).	Evergy

4.69	*	First Supplemental Indenture dated as of March 1, 2022, between Evergy Missouri West, Inc. and UMB Bank, N.A., as trustee (Exhibit 4.2 to Evergy's Form 8-K filed on March 7, 2022).	Evergy

4.70	*
Fifty-First Supplemental Indenture, dated as of March 14, 2023, between Evergy Kansas Central, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy's Form 8-K filed on March 14, 2023).
Evergy Evergy Kansas Central

4.71	*
Nineteenth Supplemental Indenture, dated as of April 4, 2023, between Evergy Metro and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.1 to Evergy's Form 8-K filed on April 6, 2023).
Evergy Evergy Metro

4.72	*
Fifty-Second Supplemental Indenture, dated as of November 15, 2023, between Evergy Kansas Central, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy's Form 8-K filed on November 15, 2023).
Evergy Evergy Kansas Central

4.73	*
Indenture, dated as of December 7, 2023 by and between Evergy, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, and form of global note included therein (Exhibit 4.1 to Evergy's Form 8-K filed on December 7, 2023).
Evergy

4.74	*
Twentieth Supplemental Indenture, dated as of December 1, 2023, between Evergy Metro, Inc. and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.3.13 to Evergy Metro's Form S-3 filed on August 16, 2024 (No. 333-281614-01).
Evergy Evergy Metro

4.75	*
Twenty-First Supplemental Indenture, dated as of April 5, 2024, by and between Evergy Metro and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.1 to Evergy's Form 8-K filed on April 5, 2024).
Evergy Evergy Metro

4.76	*
Supplemental Indenture No. 4, dated as of December 5, 2024, by and among Great Plains Energy Incorporated, Evergy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy's Form 8-K filed on December 5, 2024.
Evergy

4.77	*
Fifty-Third Supplemental Indenture, dated as of March 13, 2025, between Evergy Kansas Central, Inc. and The Bank of New York Mellon Trust company, N.A., as trustee (Exhibit 4.1 to Evergy's Form 8-K filed on March 13, 2025).
Evergy Evergy Kansas Central

4.78	*
First Supplemental Indenture, dated as of March 13, 2025, between Evergy Kansas Central, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (as Successor to Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company)) (Exhibit 4.2 to Evergy's Form 8-K filed on March 13, 2025).
Evergy Evergy Kansas Central

4.79	*
Twenty-second Supplemental Indenture, dated as of August 15, 2025, between Evergy Metro and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.1 to Evergy's Form 8-K filed on August 15, 2025).
Evergy Evergy Metro

4.80	*
Fifty-Fourth Supplemental Indenture, dated as of November 25, 2025, between Evergy Kansas Central, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Evergy's Form 8-K filed on November 25, 2025).
Evergy Evergy Kansas Central

4.81	*
Fifty-Third Supplemental (Reopening) Indenture, dated as of December 5, 2025, between Evergy Kansas Central, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.2 to Evergy's Form 8-K filed on December 5, 2025).
Evergy Evergy Kansas Central

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
Evergy Evergy Metro Evergy Kansas Central

10.3	*+	Form of Evergy, Inc. 2023 Performance-Based Restricted Stock Unit Agreement (Exhibit 10.9 to Evergy's Form 10-K for the fiscal year ended December 31, 2022).	Evergy Evergy Metro Evergy Kansas Central

10.4	*+	Form of Evergy, Inc. 2023 Time-Based Restricted Stock Unit Agreement (Exhibit 10.10 to Evergy's Form 10-K for the fiscal year ended December 31, 2022).	Evergy Evergy Metro Evergy Kansas Central

10.5	*+	Evergy, Inc. Long-Term Incentive Plan, as Amended and Restated, on May 3, 2022 (Appendix C to Evergy, Inc.'s Definitive Proxy Statement on Schedule 14A filed on March 23, 2022).	Evergy Evergy Metro Evergy Kansas Central

10.6	*+	Form of Evergy, Inc. 2024 Time-Based Restricted Stock Unit Agreement (Cliff Vesting) (Exhibit 10.11 to Evergy's Form 10-K for the fiscal year ended December 31, 2023).	Evergy Evergy Metro Evergy Kansas Central

10.7	*+	Form of Evergy, Inc. 2024 Time-Based Restricted Stock Unit Agreement (Tranche Vesting) (Exhibit 10.12 to Evergy's Form 10-K for the fiscal year ended December 31, 2023).	Evergy Evergy Metro Evergy Kansas Central

10.8	*+	Form of Evergy, Inc. 2024 Performance-Based Restricted Stock Unit Agreement (Exhibit 10.13 to Evergy's Form 10-K for the fiscal year ended December 31, 2023).	Evergy Evergy Metro Evergy Kansas Central

10.9	*+	Form of Evergy, Inc. 2025 Time-Based Restricted Stock Unit Agreement (Cliff Vesting) (Exhibit 10.15 to Evergy's Form 10-K for the fiscal year ended December 31, 2024).	Evergy Evergy Metro Evergy Kansas Central

10.10	*+	Form of Evergy, Inc. 2025 Time-Based Restricted Stock Unit Agreement (Tranche Vesting) (Exhibit 10.16 to Evergy's Form 10-K for the fiscal year ended December 31, 2024).	Evergy Evergy Metro Evergy Kansas Central

10.11	*+	Form of Evergy, Inc. 2025 Performance-Based Restricted Stock Unit Agreement (Exhibit 10.17 to Evergy's Form 10-K for the fiscal year ended December 31, 2024).	Evergy Evergy Metro Evergy Kansas Central

10.12	*+	Evergy, Inc. 2025 Annual Incentive Plan (Exhibit 10.18 to Evergy's Form 10-K for the fiscal year ended December 31, 2024).	Evergy Evergy Metro Evergy Kansas Central

10.13	+	Form of Evergy, Inc. 2026 Time-Based Restricted Stock Unit Award Agreement	Evergy Evergy Metro Evergy Kansas Central

10.14	+	Form of Evergy, Inc. 2026 Time-Based Restricted Stock Unit Award Agreement (Alternate)	Evergy Evergy Metro Evergy Kansas Central

10.15	+	Form of Evergy, Inc. 2026 Performance-Based Restricted Stock Unit Award Agreement	Evergy Evergy Metro Evergy Kansas Central

10.16	+	Form of Evergy, Inc. 2026 Performance-Based Restricted Stock Unit Award Agreement (Alternate)	Evergy Evergy Metro Evergy Kansas Central

10.17	+	Evergy, Inc. 2026 Annual Incentive Plan	Evergy Evergy Metro Evergy Kansas Central

10.18	*+	David A. Campbell Offer Letter, dated December 3, 2020 (Exhibit 10.1 to Evergy's Form 8-K filed on December 8, 2020).	Evergy Evergy Metro Evergy Kansas Central

10.19	*+	Form of Time-Based Restricted Stock Award Agreement for David A. Campbell (Exhibit 10.3 to Evergy's Form 8-K/A filed on December 22, 2020).	Evergy Evergy Metro Evergy Kansas Central

10.20	*+	W. Bryan Buckler Offer Letter, dated August 18, 2024 (Exhibit 10.1 to Evergy's Form 8-K filed on August 26, 2024).	Evergy Evergy Metro Evergy Kansas Central

10.21	*+	Form of Indemnification Agreement with Evergy, Inc. officers and directors (Exhibit 10.2 to Evergy's Form 10-Q for the quarter ended September 30, 2018).	Evergy Evergy Metro Evergy Kansas Central

10.22	*+	Form of Evergy, Inc. Amended and Restated Change-in-Control Severance Agreement (Exhibit 10.20 to Evergy's Form 10-K for the fiscal year ended December 31, 2023).	Evergy Evergy Metro Evergy Kansas Central

10.23	*+	Evergy, Inc. Executive Severance Plan, dated November 6, 2019 (Exhibit 10.1 to Evergy's Form 10-Q for the quarter ended September 30, 2019).	Evergy

10.24	*+	Evergy, Inc. Supplemental Executive Retirement Plan, effective June 4, 2018 (Exhibit 10.6 to Evergy's Form 10-Q for the quarter ended June 30, 2018).	Evergy Evergy Metro Evergy Kansas Central

10.25	*+	Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) Retirement Benefit Restoration Plan (Exhibit 10.1 to Evergy Kansas Central's Form 8-K filed on April 2, 2010).	Evergy Evergy Kansas Central

10.26	*+
Amendment dated December 12, 2018 to Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) Retirement Benefit Restoration Plan (Exhibit 10.35 to Evergy Kansas Central's Form 10-K for the fiscal year ended December 31, 2018).
Evergy Evergy Kansas Central

10.27	*+
Evergy Kansas Central, Inc. (formerly Westar Energy, Inc.) Non-Employee Director Nonqualified Deferred Compensation Plan, as amended and restated May 17, 2018 (Exhibit 10.8 to Evergy Kansas Central's Form 10-Q for the quarter ended June 30, 2018).
Evergy Evergy Kansas Central

10.28	*+	Evergy, Inc. Nonqualified Deferred Compensation Plan, effective June 4, 2018 (Exhibit 10.39 to Evergy's Form 10-K for the fiscal year ended December 31, 2018).	Evergy Evergy Metro Evergy Kansas Central

10.29	*+	Evergy, Inc. Amended and Restated Nonqualified Deferred Compensation Plan, effective January 1, 2023 (Exhibit 10.26 to Evergy's Form 10-K for the fiscal year ended December 31, 2022).	Evergy Evergy Metro Evergy Kansas Central

10.30	+	Summary of Evergy, Inc. Non-Employee Director Compensation	Evergy Evergy Metro Evergy Kansas Central

10.31	*
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
Evergy Evergy Metro Evergy Kansas Central

10.32	*
First Amendment to Amended and Restated Credit Agreement, dated as of June 2, 2023, by and among Evergy, Inc., Evergy Metro, Inc., Evergy Missouri West, Inc., and Evergy Kansas Central, Inc., as Borrowers, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (Exhibit 10.1 to Evergy's Form 8-K filed on June 2, 2023).
Evergy Evergy Metro Evergy Kansas Central

10.33	*
Term Loan Credit Agreement dated as of February 25, 2022, by and among Evergy, Inc., Wells Fargo Bank, National Association, as Administrative Agent, and the lenders referred to therein. (Exhibit 10.1 to Evergy's Form 8-K on February 28, 2022).
Evergy

10.34	*
First Amendment to Term Loan Credit Agreement, dated as of February 23, 2023, by and among Evergy, Inc., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (Exhibit 10.1 to Evergy's Form 8-K filed on February 27, 2023).
Evergy

10.35	*
Second Amendment to Term Loan Credit Agreement, dated as of November 29, 2023, by and among Evergy, Inc. Wells Fargo Bank, National association, as administrative agent, and the lenders party thereto (Exhibit 10.1 to Evergy's Form 8-K filed on December 4, 2023).
Evergy

10.36	*
Term Loan Credit Agreement, dated as of February 11, 2026, between Evergy, Inc. and Wells Fargo Bank, N.A., as administrative agent and the lenders party thereto (Exhibit 10.1 to Evergy's Form 8-K filed on February 11, 2026).
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
Evergy

10.39	*	Cooperation Agreement, dated February 25, 2021, by and between Evergy, Inc. and Bluescape Energy Partners, LLC (Exhibit 10.1 to Evergy's Form 8-K filed on February 26, 2021).	Evergy

10.40	*	Securities Purchase Agreement, dated February 25, 2021, by and between Evergy, Inc. and BEP Special Situations V LLC. (Exhibit 10.2 to Evergy's Form 8-K filed on February 26, 2021).	Evergy

10.41	*	Registration Rights Agreement, dated April 14, 2021, by and between Evergy, Inc. and BEP Special Situations V LLC. (Exhibit 10.1 to Evergy's Form 8-K filed on April 14, 2021.	Evergy

19.1	*	Evergy, Inc. and Subsidiaries Securities Trading Policy (Exhibit 19.1 to Evergy, Inc.'s Form 10-K for the fiscal year ended December 31, 2024)	Evergy Evergy Metro Evergy Kansas Central

21.1		List of Subsidiaries.	Evergy Evergy Kansas Central

23.1		Consent of Independent Registered Public Accounting Firm.	Evergy

23.2		Consent of Independent Registered Public Accounting Firm.	Evergy Metro

23.3		Consent of Independent Registered Public Accounting Firm.	Evergy Kansas Central

24.1		Powers of Attorney.	Evergy

24.2		Powers of Attorney.	Evergy Kansas Central

24.3		Powers of Attorney.	Evergy Metro

31.1		Rule 13a-14(a)/15d-14(a) Certification of David A. Campbell.	Evergy

31.2		Rule 13a-14(a)/15d-14(a) Certification of W. Bryan Buckler.	Evergy

31.3		Rule 13a-14(a)/15d-14(a) Certification of David A. Campbell.	Evergy Metro

31.4		Rule 13a-14(a)/15d-14(a) Certification of W. Bryan Buckler.	Evergy Metro

31.5		Rule 13a-14(a)/15d-14(a) Certification of David A. Campbell.	Evergy Kansas Central

31.6		Rule 13a-14(a)/15d-14(a) Certification of W. Bryan Buckler.	Evergy Kansas Central

32.1	**	Section 1350 Certifications.	Evergy

32.2	**	Section 1350 Certifications.	Evergy Metro

32.3	**	Section 1350 Certifications.	Evergy Kansas Central

97	*	Evergy, Inc. Compensation Recoupment (Mandatory Clawback) Policy effective as of October 31, 2023 (Exhibit 97 to Evergy's Form 10-K for the fiscal year ended December 31, 2023).	Evergy

101.INS	***	XBRL Instance Document.	n/a

101.SCH		Inline XBRL Taxonomy Extension Schema Document.	Evergy Evergy Metro Evergy Kansas Central

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Evergy Evergy Metro Evergy Kansas Central

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Evergy Evergy Metro Evergy Kansas Central

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	Evergy Evergy Metro Evergy Kansas Central

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Evergy Evergy Metro Evergy Kansas Central

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	Evergy Evergy Metro Evergy Kansas Central
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

Schedule I - Parent Company Financial Statements

EVERGY, INC.
Statements of Comprehensive Income of Parent Company

	2025	2024	2023
OPERATING EXPENSES:	(millions)
Operating and maintenance	$11.8	$12.0	$6.2
Total Operating Expenses	11.8	12.0	6.2
INCOME FROM OPERATIONS	(11.8)	(12.0)	(6.2)
OTHER INCOME (EXPENSE)
Equity in earnings from subsidiaries	980.5	965.8	804.7
Investment earnings	0.2	16.7	0.5
Other expense	(2.4)	—	(0.1)
Total Other Income, Net	978.3	982.5	805.1
Interest expense	147.5	124.8	91.6
INCOME BEFORE INCOME TAXES	819.0	845.7	707.3
Income tax benefit	(36.6)	(25.9)	(22.1)
NET INCOME	$855.6	$871.6	$729.4
COMPREHENSIVE INCOME
NET INCOME	$855.6	$871.6	$729.4
OTHER COMPREHENSIVE INCOME
Derivative hedging activity
Gain on derivative hedging instruments	0.6	—	—
Income tax expense	(0.1)	—	—
Net gain on derivative hedging instruments	0.5	—	—
Reclassification to expenses, net of taxes	5.4	5.4	5.4
Derivative hedging activity, net of tax	5.9	5.4	5.4
Other comprehensive income (loss) from subsidiaries, net	(0.1)	0.4	(0.5)
Total other comprehensive income	5.8	5.8	4.9
COMPREHENSIVE INCOME	$861.4	$877.4	$734.3
The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

EVERGY, INC.
Balance Sheets of Parent Company
	December 31
	2025	2024
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$0.2	$0.1
Accounts receivable from subsidiaries	54.2	58.4
Notes receivable from subsidiaries	0.6	0.6
Income taxes receivable	16.3	15.5
Prepaid expenses and other assets	1.9	3.0
Total Current Assets	73.2	77.6
OTHER ASSETS:
Investment in subsidiaries	13,368.6	12,523.4
Deferred income taxes	10.9	13.3
Other	2.4	1.6
Total Other Assets	13,381.9	12,538.3
TOTAL ASSETS	$13,455.1	$12,615.9
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Commercial paper	$500.2	$75.4
Accounts payable to subsidiaries	27.8	30.8
Accrued interest	12.3	12.0
Other	5.5	6.0
Total Current Liabilities	545.8	124.2
LONG-TERM LIABILITIES:
Long-term debt, net	2,680.0	2,674.1
Other	8.0	9.8
Total Long-Term Liabilities	2,688.0	2,683.9
Commitments and Contingencies (Note 15)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value, 230,262,674 and 229,983,615 shares issued	7,273.1	7,229.1
Retained earnings	2,966.2	2,602.5
Accumulated other comprehensive loss	(18.0)	(23.8)
Total Shareholders' Equity	10,221.3	9,807.8
TOTAL LIABILITIES AND EQUITY	$13,455.1	12,615.9
The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

EVERGY, INC.
Statements of Cash Flows of Parent Company

	2025	2024	2023
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$855.6	$871.6	$729.4
Adjustments to reconcile income to net cash from operating activities:
Non-cash compensation	20.7	15.3	17.7
Net deferred income taxes and credits	0.7	(0.1)	1.1
Equity in earnings from subsidiaries	(980.5)	(965.8)	(804.7)
Other	7.0	7.0	7.0
Changes in working capital items:
Accounts receivable from subsidiaries	4.2	0.1	(14.2)
Income taxes receivable	(0.8)	(4.3)	(5.3)
Prepaid expenses and other current assets	1.0	(2.3)	1.5
Accounts payable to subsidiaries	(3.0)	—	11.0
Accrued interest	0.3	(4.7)	4.1
Other current liabilities	0.4	(0.3)	(1.9)
Cash dividends from subsidiaries	250.0	313.0	325.0
Changes in other assets	—	0.1	(0.8)
Changes in other liabilities	3.0	3.7	(2.9)
Cash Flows from Operating Activities	158.6	233.3	267.0
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Repayment of intercompany note	—	—	1.4
Net money pool lending	—	604.0	(574.5)
Proceeds from return of investments	34.8	—	—
Equity contribution	(2.4)	(3.1)	—
Cash Flows from (used in) Investing Activities	32.4	600.9	(573.1)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short term debt, net	424.8	75.4	(0.5)
Repayment of term loan facility	—	—	(500.0)
Proceeds from long-term debt	—	493.3	1,379.1
Retirements of long-term debt	—	(800.0)	—
Cash dividends paid	(613.1)	(596.7)	(569.6)
Issuance of common stock	1.1	—	—
Other financing activities	(3.7)	(6.1)	(3.3)
Cash Flows (used in) from Financing Activities	(190.9)	(834.1)	305.7
NET CHANGE IN CASH AND CASH EQUIVALENTS	0.1	0.1	(0.4)
CASH AND CASH EQUIVALENTS:
Beginning of period	0.1	—	0.4
End of period	$0.2	$0.1	$—
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
Evergy, Inc.'s investments in subsidiaries are accounted for using the equity method. Fair value adjustments and goodwill related to the assets and liabilities acquired in the merger that created Evergy, Inc. are included in Evergy, Inc.'s Parent Company Financial Statements as of December 31, 2025 and for the year ended December 31, 2025. See Note 1 to the consolidated financial statement for additional information.
2. LONG-TERM DEBT
See Note 12 to the consolidated financial statements for additional information on Evergy, Inc.'s long-term debt.
3. GUARANTEES
See Note 16 to the consolidated financial statements for additional information regarding Evergy, Inc.'s guarantees.
4. DIVIDENDS
Cash dividends paid to Evergy, Inc. by its subsidiaries were $250.0 million for the year ended December 31, 2025, $313.0 million for the year ended December 31, 2024 and $325.0 million for the year ended December 31, 2023. See Note 18 to the consolidated financial statements for information regarding the dividend restrictions of Evergy, Inc. and its subsidiaries.

Schedule II - Valuation and Qualifying Accounts and Reserves

Evergy, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2025, 2024 and 2023

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2025	(millions)
Allowance for uncollectible accounts	$15.7	$20.4	$11.6	(a)	$32.4	(b)	$15.3
Tax valuation allowance	6.9	1.0	—		0.7	(c)	7.2
Year Ended December 31, 2024
Allowance for uncollectible accounts	$24.2	$11.7	$12.3	(a)	$32.5	(b)	$15.7
Tax valuation allowance	14.8	0.6	—		8.5	(c)	6.9
Year Ended December 31, 2023
Allowance for uncollectible accounts	$31.4	$15.4	$10.7	(a)	$33.3	(b)	$24.2
Tax valuation allowance	12.8	3.5	—		1.5	(c)	14.8
(a) Recoveries.
(b) Uncollectible accounts charged off.
(c) Reversal of tax valuation allowance.

Evergy Kansas Central, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2025, 2024 and 2023

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2025	(millions)
Allowance for uncollectible accounts	$7.8	$10.4	$4.7	(a)	$15.6	(b)	$7.3
Tax valuation allowance	2.7	—	—		—		2.7
Year Ended December 31, 2024
Allowance for uncollectible accounts	$11.6	$6.6	$5.2	(a)	$15.6	(b)	$7.8
Tax valuation allowance	2.7	—	—		—		2.7
Year Ended December 31, 2023
Allowance for uncollectible accounts	$16.9	$7.7	$4.7	(a)	$17.7	(b)	$11.6
Tax valuation allowance	—	2.7	—		—		2.7
(a) Recoveries.
(b) Uncollectible accounts charged off.

Evergy Metro, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2025, 2024 and 2023

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2025	(millions)
Allowance for uncollectible accounts	$5.8	$6.8	$4.9	(a)	$11.8	(b)	$5.7
Year Ended December 31, 2024
Allowance for uncollectible accounts	$7.9	$4.5	$5.0	(a)	$11.6	(b)	$5.8
Year Ended December 31, 2023
Allowance for uncollectible accounts	$9.3	$5.0	$4.1	(a)	$10.5	(b)	$7.9
(a) Recoveries.
(b) Uncollectible accounts charged off.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGY, INC.

Date: February 18, 2026	By: /s/ David A. Campbell
David A. Campbell
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date

/s/ David A. Campbell	Chairman, President and Chief Executive Officer	)	February 18, 2026
David A. Campbell	(Principal Executive Officer))

/s/ W. Bryan Buckler	Executive Vice President and Chief Financial Officer	)
W. Bryan Buckler	(Principal Financial Officer))

/s/ Matt Gummig	Vice President and Chief Accounting Officer	)
Matt Gummig	(Principal Accounting Officer))

B. Anthony Isaac*	Director	)

Paul M. Keglevic*	Director	)

Mary L. Landrieu*	Director	)

Sandra A.J. Lawrence*	Director	)

Ann D. Murtlow*	Director	)

Dean A. Newton*	Director	)

Sandra J. Price*	Director	)

Jonathan D. Roth*	Director	)

James Scarola*	Director	)

Neal A. Sharma*	Director	)

C. John Wilder*	Director	)

*By    /s/ David A. Campbell
    David A. Campbell
    Attorney-in-Fact*

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGY KANSAS CENTRAL, INC.

Date: February 18, 2026	By: /s/ David A. Campbell
David A. Campbell
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date

/s/ David A. Campbell	Chairman, President and Chief Executive Officer	)	February 18, 2026
David A. Campbell	(Principal Executive Officer))

/s/ W. Bryan Buckler	Executive Vice President and Chief Financial Officer	)
W. Bryan Buckler	(Principal Financial Officer))

/s/ Matt Gummig	Vice President and Chief Accounting Officer	)
Matt Gummig	(Principal Accounting Officer))

B. Anthony Isaac*	Director	)

Paul M. Keglevic*	Director	)

Mary L. Landrieu*	Director	)

Sandra A.J. Lawrence*	Director	)

Ann D. Murtlow*	Director	)

Dean A. Newton*	Director	)

Sandra J. Price*	Director	)

Jonathan D. Roth*	Director	)

James Scarola*	Director	)

Neal A. Sharma*	Director	)

C. John Wilder*	Director	)

*By:    /s/ David A. Campbell
    David A. Campbell
    Attorney-in-Fact*

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGY METRO, INC.

Date: February 18, 2026	By: /s/ David A. Campbell
David A. Campbell
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date

/s/ David A. Campbell	Chairman, President and Chief Executive Officer	)	February 18, 2026
David A. Campbell	(Principal Executive Officer))

/s/ W. Bryan Buckler	Executive Vice President and Chief Financial Officer	)
W. Bryan Buckler	(Principal Financial Officer))

/s/ Matt Gummig	Vice President and Chief Accounting Officer	)
Matt Gummig	(Principal Accounting Officer))

B. Anthony Isaac*	Director	)

Paul M. Keglevic*	Director	)

Mary L. Landrieu*	Director	)

Sandra A.J. Lawrence*	Director	)

Ann D. Murtlow*	Director	)

Dean A. Newton*	Director	)

Sandra J. Price*	Director	)

Jonathan D. Roth*	Director	)

James Scarola*	Director	)

Neal A. Sharma*	Director	)

C. John Wilder*	Director	)

*By    /s/ David A. Campbell
    David A. Campbell
    Attorney-in-Fact*