Form 10-Q
period 2026-03-31
Evergy, Inc.; EVERGY METRO, INC.; EVERGY KANSAS CENTRAL, INC.
filed 2026-05-07
CIK 1711269, 54476, 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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

On April 30, 2026, Evergy, Inc. had 230,513,025 shares of common stock outstanding.  On April 30, 2026, Evergy Metro, Inc. and Evergy Kansas Central, Inc. each had one share of common stock outstanding and held by Evergy, Inc.

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
This report should be read in its entirety.  No one section of the report deals with all aspects of the subject matter.  It should be read in conjunction with the consolidated financial statements and related notes and with the management's discussion and analysis of financial condition and results of operations included in the annual report on Form 10-K for the fiscal year ended December 31, 2025 for each of Evergy, Evergy Kansas Central and Evergy Metro (2025 Form 10-K).

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
In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Evergy Companies are providing a number of risks, uncertainties and other factors that could cause actual results to differ from the forward-looking information. These risks, uncertainties and other factors include, but are not limited to: economic and weather conditions and any impact on sales, prices and costs; significant changes in the demand for electricity, including demand from data centers and other large load customers; changes in business strategy or operations, including with respect to the Evergy Companies' strategy to meet demand requirements of existing and future customers; uncertainties related to projected rapid growth in electricity demand driven primarily by data centers and other large load customers and the related requirement for new generation and transmission investments, creating capital access, revenue recovery and customer affordability risks; the impact of federal, state and local political, legislative, judicial and regulatory actions or developments, including deregulation, re-regulation, securitization and restructuring of the electric utility industry; prolonged or recurring U.S. federal government shutdowns; changes in U.S. trade policies (including tariffs and other trade measures) and responses from other countries; the ability to build or acquire generation, battery storage and transmission facilities to meet the future demand for electricity from customers; the ability to control costs, avoid cost and schedule overruns during the development, construction and operation of generation, battery storage, transmission, distribution or other projects due to challenges, which include, but are not limited to, changes in labor costs, availability and productivity, challenges with the management of contractors or vendors, subcontractor performance, shortages, delays, increased costs or inconsistent quality of equipment, materials and labor and increased financing costs as a result of changes in interest rates or as a result of project delays; decisions of regulators regarding, among other things, customer rates and the prudency of operational decisions such as capital expenditures and asset retirements; changes in applicable laws, regulations, rules, principles or practices, or the interpretations thereof, governing tax, accounting and environmental matters, including air and water quality and waste management and disposal; development, adoption and use of artificial intelligence by the Evergy Companies and its third-party vendors; the impact of climate change, including increased frequency and severity of significant weather events; risks relating to potential wildfires, including costs of litigation, potential regulatory penalties and damages in excess of insurance liability coverage; the extent to which counterparties are willing to do business with, finance the operations of or purchase energy from the Evergy Companies due to the fact that the Evergy Companies operate coal-fired generation; prices and availability of electricity and natural gas in wholesale markets; market perception of the energy industry and the Evergy Companies; the impact of future pandemic health events on, among other things, sales, results of operations, financial position, liquidity and cash flows, and also on operational issues, such as supply chain issues and the availability and ability of the Evergy Companies' employees and suppliers to perform the functions that are necessary to operate the Evergy Companies; changes in the energy trading markets in which the Evergy Companies participate, including retroactive repricing of transactions by regional transmission organizations (RTO) and independent system operators; financial market conditions and performance, disruptions in the banking industry, including volatility in interest rates and credit spreads and in availability and cost of capital and the effects on derivatives and hedges and ability to obtain capital to finance large construction projects, nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments including new large data center customers; impact of physical and cybersecurity breaches, criminal activity, terrorist attacks, acts of war and other disruptions to the Evergy Companies' facilities or information technology infrastructure or the facilities and infrastructure of third-party service providers on which the Evergy Companies rely; impact of geopolitical conflicts on the global energy market, including the ability to contract for non-Russian sourced uranium; ability to carry out marketing and sales plans; cost, availability, quality and timely provision of equipment, supplies, labor and fuel; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; the Evergy Companies' ability to manage their generation, transmission and distribution development plans and transmission joint ventures; the inherent risks associated with the ownership and operation of a nuclear facility, including environmental, health, safety, regulatory and financial risks; workforce risks, including those related to the Evergy Companies' ability to attract and retain qualified personnel, maintain satisfactory relationships with their labor unions and manage costs of, or changes in, wages, retirement, health care and other benefits; disruption, costs and uncertainties caused by or related to the actions of individuals or entities, such as activist shareholders or special interest groups, that seek to influence Evergy's strategic plan, financial results or operations; the impact of changing expectations and demands of the Evergy Companies' customers, regulators, investors and stakeholders, including differing views on environmental, social and governance concerns; the possibility that strategic initiatives, including mergers, acquisitions, joint ventures and divestitures, and long-term financial plans, may not create the value that they are expected to achieve in a timely manner or at all; difficulties in maintaining relationships with customers, employees, contractors, regulators or suppliers; the outcome of litigation involving the Evergy Companies; and other risks and uncertainties.
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

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AEP	American Electric Power Company, Inc.
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income
AROs	Asset retirement obligations
ATM Program	At-the-market equity offering program
CAA	Clean Air Act
CCRs	Coal combustion residuals
CCS	Carbon capture and sequestration
COLI	Corporate-owned life insurance
CO2	Carbon dioxide
CSAPR	Cross-State Air Pollution Rule
CWIP	Construction work in progress
EGU	Electric generating unit
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
ESA	Electric service agreement
Evergy	Evergy, Inc. and its consolidated subsidiaries
Evergy Board	Evergy Board of Directors
Evergy Companies	Evergy, Evergy Kansas Central, and Evergy Metro, collectively, which are individual registrants within the Evergy consolidated group
Evergy Kansas Central	Evergy Kansas Central, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Kansas South	Evergy Kansas South, Inc., a wholly-owned subsidiary of Evergy Kansas Central
Evergy Metro	Evergy Metro, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Missouri West	Evergy Missouri West, Inc., a wholly-owned subsidiary of Evergy
Evergy Transmission Company	Evergy Transmission Company, LLC
Exchange Act	The Securities Exchange Act of 1934, as amended
FER	Facility Evaluation Report
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
ITFIP	Interstate Transport Federal Implementation Plans
ITSIP	Interstate Transport State Implementation Plans
JEC	Jeffrey Energy Center
KCC	State Corporation Commission of the State of Kansas
KDHE	Kansas Department of Health & Environment
kV	Kilovolt
LLPS	Large Load Power Service

Abbreviation or Acronym	Definition
MDNR	Missouri Department of Natural Resources
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
NPNS	Normal purchases and normal sales
OCI	Other comprehensive income
PISA	Plant-in-service accounting
Prairie Wind	Prairie Wind Transmission, LLC, 50% owned by Evergy Kansas Central
RSU	Restricted share unit
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SIP	State implementation plan
SPP	Southwest Power Pool, Inc.
TCR	Transmission congestion rights
TDC	Transmission delivery charge
TFR	Transmission formula rate
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by Evergy Transmission Company
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2026	2025
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$18.4	$19.8
Receivables, net of allowance for credit losses of $11.1 and $15.3, respectively	201.2	214.2
Accounts receivable pledged as collateral	402.0	402.0
Fuel inventory and supplies	853.6	828.9
Income taxes receivable	—	8.2
Regulatory assets, includes $16.9 and $16.7 related to variable interest entity, respectively	261.2	217.4
Prepaid expenses	79.2	77.9
Other	63.6	47.4
Total Current Assets	1,879.2	1,815.8
PROPERTY, PLANT AND EQUIPMENT, NET, includes $117.6 and $119.4 related to variable interest entity, respectively	26,803.9	26,301.5
OTHER ASSETS:
Regulatory assets, includes $273.6 and $277.9 related to variable interest entity, respectively	1,913.5	1,885.3
Nuclear decommissioning trust	995.3	1,016.8
Goodwill	2,336.6	2,336.6
Other	553.0	592.5
Total Other Assets	5,798.4	5,831.2
TOTAL ASSETS	$34,481.5	$33,948.5
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2026	2025
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt, includes $17.0 and $17.0 related to variable interest entity, respectively	$367.0	$367.0
Notes payable and commercial paper	1,960.3	1,394.0
Collateralized note payable	402.0	402.0
Accounts payable	431.8	654.3
Accrued taxes	287.6	169.4
Accrued interest, includes $5.2 and $1.3 related to variable interest entity, respectively	211.5	158.3
Regulatory liabilities	148.4	141.6
Asset retirement obligations	37.5	34.2
Customer advances for construction	196.3	161.6
Other	175.6	213.5
Total Current Liabilities	4,218.0	3,695.9
LONG-TERM LIABILITIES:
Long-term debt, net, includes $279.2 and $279.2 related to variable interest entity, respectively	13,147.0	13,039.2
Deferred income taxes	2,000.8	2,020.7
Unamortized investment tax credits	154.1	155.8
Regulatory liabilities	2,809.6	2,824.6
Pension and post-retirement liability	266.4	278.7
Asset retirement obligations	1,320.0	1,308.1
Other	359.4	357.7
Total Long-Term Liabilities	20,057.3	19,984.8
Commitments and Contingencies (Note 10)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value 230,510,138 and 230,262,674 shares issued, stated value	7,217.2	7,273.1
Retained earnings	2,956.0	2,966.2
Accumulated other comprehensive loss	(16.6)	(18.0)
Total Evergy, Inc. Shareholders' Equity	10,156.6	10,221.3
Noncontrolling Interests	49.6	46.5
Total Equity	10,206.2	10,267.8
TOTAL LIABILITIES AND EQUITY	$34,481.5	$33,948.5
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended March 31	2026	2025
	(millions, except per share amounts)
OPERATING REVENUES	$1,443.7	$1,374.5
OPERATING EXPENSES:
Fuel and purchased power	360.0	355.3
SPP network transmission costs	109.6	96.4
Operating and maintenance	243.2	232.0
Depreciation and amortization	305.3	288.1
Taxes other than income tax	107.2	111.1
Total Operating Expenses	1,125.3	1,082.9
INCOME FROM OPERATIONS	318.4	291.6
OTHER INCOME (EXPENSE):
Investment earnings	1.6	2.1
Other income	18.8	4.4
Other expense	(8.7)	(9.5)
Total Other Income (Expense), Net	11.7	(3.0)
Interest expense	174.5	152.5
INCOME BEFORE INCOME TAXES	155.6	136.1
Income tax expense	3.4	9.6
Equity in earnings of equity method investees, net of income taxes	2.4	1.6
NET INCOME	154.6	128.1
Less: Net income attributable to noncontrolling interests	3.1	3.1
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$151.5	$125.0
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO EVERGY, INC. (see Note 1)
Basic earnings per common share	$0.66	$0.54
Diluted earnings per common share	$0.64	$0.54
AVERAGE COMMON SHARES OUTSTANDING
Basic	230.7	230.4
Diluted	235.6	232.1
COMPREHENSIVE INCOME
NET INCOME	$154.6	$128.1
OTHER COMPREHENSIVE INCOME:
Derivative hedging activity
Reclassification to expenses, net of tax	1.4	1.4
Derivative hedging activity, net of tax	1.4	1.4
Total other comprehensive income	1.4	1.4
Comprehensive income	156.0	129.5
Less: Comprehensive income attributable to noncontrolling interest	3.1	3.1
COMPREHENSIVE INCOME ATTRIBUTABLE TO EVERGY, INC.	$152.9	$126.4
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2026	2025
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$154.6	$128.1
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	305.3	288.1
Amortization of nuclear fuel	16.7	16.2
Amortization of deferred refueling outage	9.8	4.2
Amortization of corporate-owned life insurance	8.2	6.6
Stock compensation	5.6	4.5
Net deferred income taxes and credits	(9.5)	(8.9)
Allowance for equity funds used during construction	(10.4)	(2.5)
Payments for asset retirement obligations	(0.6)	(3.5)
Equity in earnings of equity method investees, net of income taxes	(2.4)	(1.6)
Income from corporate-owned life insurance	(8.0)	(1.3)
(Gains) losses from investments in early-stage clean energy and energy solution companies	(0.2)	3.6
Losses on induced conversion of convertible notes	10.3	—
Other	0.3	0.3
Changes in working capital items:
Accounts receivable	3.9	41.6
Fuel inventory and supplies	(24.6)	(0.2)
Prepaid expenses and other current assets	(39.3)	(31.9)
Accounts payable	(191.8)	(155.3)
Accrued taxes	126.4	116.9
Other current liabilities	25.2	60.6
Changes in other assets	(8.7)	19.6
Changes in other liabilities	(8.3)	(35.5)
Cash Flows from Operating Activities	362.5	449.6
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(851.9)	(592.8)
Purchase of securities - trusts	(29.6)	(26.8)
Sale of securities - trusts	25.6	21.9
Proceeds from nonrefundable contributions in aid of construction	48.8	—
Investment in corporate-owned life insurance	(1.9)	(4.2)
Proceeds from investment in corporate-owned life insurance	49.6	0.7
Other investing activities	2.8	2.3
Cash Flows used in Investing Activities	(756.6)	(598.9)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	66.3	(264.0)
Proceeds from term loan facility	555.0	—
Repayment of term loan facility	(55.0)	—
Issuance of common stock	0.4	—
Proceeds from long-term debt	348.0	594.2
Retirements of long-term debt	(309.5)	—
Borrowings against cash surrender value of corporate-owned life insurance	0.7	0.7
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(39.9)	—
Proceeds from refundable advances for construction	6.8	—
Cash dividends paid	(157.6)	(153.6)
Other financing activities	(14.5)	(5.7)
Cash Flows from Financing Activities	400.7	171.6
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	6.6	22.3
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	27.0	29.9
End of period	$33.6	$52.2
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	AOCI	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2024	229,983,615	$7,245.9	$2,732.9	$(23.8)	$34.2	$9,989.2
Net income	—	—	125.0	—	3.1	128.1
Issuance of stock compensation and reinvested dividends, net of tax withholding	101,120	(2.3)	—	—	—	(2.3)
Dividends declared on common stock ($0.6675 per share)	—	—	(153.6)	—	—	(153.6)
Dividend equivalents declared	—	—	0.3	—	—	0.3
Stock compensation expense	—	4.5	—	—	—	4.5
Derivative hedging activity, net of tax	—	—	—	1.4	—	1.4
Other	—	0.3	—	—	—	0.3
Balance as of March 31, 2025	230,084,735	$7,248.4	$2,704.6	$(22.4)	$37.3	$9,967.9

Balance as of December 31, 2025	230,262,674	$7,273.1	$2,966.2	$(18.0)	$46.5	$10,267.8
Net income	—	—	151.5	—	3.1	154.6
Issuance of stock, net of issuance costs	36,922	2.9	—	—	—	2.9
Issuance of stock compensation and reinvested dividends, net of tax withholding	210,542	(7.6)	—	—	—	(7.6)
Dividends declared on common stock ($0.6950 per share)	—	—	(160.2)	—	—	(160.2)
Dividend equivalents declared	—	—	(1.5)	—	—	(1.5)
Stock compensation expense	—	5.6	—	—	—	5.6
Derivative hedging activity, net of tax	—	—	—	1.4	—	1.4
Conversion obligation of convertible notes	—	(56.9)	—	—	—	(56.9)
Other	—	0.1	—	—	—	0.1
Balance as of March 31, 2026	230,510,138	$7,217.2	$2,956.0	$(16.6)	$49.6	$10,206.2
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2026	2025
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$4.9	$5.3
Receivables, net of allowance for credit losses of $5.3 and $7.3, respectively	135.5	136.6
Related party receivables	38.8	59.8
Accounts receivable pledged as collateral	213.0	213.0
Fuel inventory and supplies	441.8	437.9
Regulatory assets	77.9	76.7
Prepaid expenses	38.0	36.9
Other	24.5	17.5
Total Current Assets	974.4	983.7
PROPERTY, PLANT AND EQUIPMENT, NET, includes $117.6 and $119.4 related to variable interest entity, respectively	13,640.5	13,460.1
OTHER ASSETS:
Regulatory assets	528.9	523.8
Nuclear decommissioning trust	461.0	466.0
Other	331.3	340.0
Total Other Assets	1,321.2	1,329.8
TOTAL ASSETS	$15,936.1	$15,773.6
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2026	2025
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$350.0	$350.0
Commercial paper	372.9	321.9
Collateralized note payable	213.0	213.0
Accounts payable	198.6	256.4
Related party payables	42.0	27.9
Accrued taxes	204.9	134.6
Accrued interest	100.5	96.2
Regulatory liabilities	61.8	64.7
Asset retirement obligations	22.2	18.3
Customer advances for construction	91.1	69.0
Other	106.7	130.2
Total Current Liabilities	1,763.7	1,682.2
LONG-TERM LIABILITIES:
Long-term debt, net	4,883.8	4,883.1
Deferred income taxes	746.6	760.9
Unamortized investment tax credits	47.8	48.7
Regulatory liabilities	1,556.9	1,557.9
Pension and post-retirement liability	160.4	171.7
Asset retirement obligations	658.6	654.0
Other	168.1	176.9
Total Long-Term Liabilities	8,222.2	8,253.2
Commitments and Contingencies (Note 10)
EQUITY:
Evergy Kansas Central, Inc. Shareholder's Equity:
Common stock - 1,000 shares authorized, $0.01 par value, 1 share issued	2,737.6	2,737.6
Retained earnings	3,163.0	3,054.1
Total Evergy Kansas Central, Inc. Shareholder's Equity	5,900.6	5,791.7
Noncontrolling Interests	49.6	46.5
Total Equity	5,950.2	5,838.2
TOTAL LIABILITIES AND EQUITY	$15,936.1	$15,773.6
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Income
(Unaudited)

Three Months Ended March 31	2026	2025
	(millions)
OPERATING REVENUES	$773.1	$709.1
OPERATING EXPENSES:
Fuel and purchased power	130.7	126.5
SPP network transmission costs	109.6	96.4
Operating and maintenance	120.9	109.5
Depreciation and amortization	153.0	142.1
Taxes other than income tax	57.2	60.8
Total Operating Expenses	571.4	535.3
INCOME FROM OPERATIONS	201.7	173.8
OTHER INCOME (EXPENSE):
Investment earnings	0.7	3.2
Other income	14.7	2.5
Other expense	(4.5)	(5.1)
Total Other Income, Net	10.9	0.6
Interest expense	64.2	59.3
INCOME BEFORE INCOME TAXES	148.4	115.1
Income tax expense	2.4	4.9
Equity in earnings of equity method investees, net of income taxes	1.0	0.7
NET INCOME	147.0	110.9
Less: Net income attributable to noncontrolling interests	3.1	3.1
NET INCOME ATTRIBUTABLE TO EVERGY KANSAS CENTRAL, INC.	$143.9	$107.8
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2026	2025
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$147.0	$110.9
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	153.0	142.1
Amortization of nuclear fuel	8.3	8.1
Amortization of deferred refueling outage	4.9	2.1
Amortization of corporate-owned life insurance	8.2	6.6
Net deferred income taxes and credits	(7.0)	(2.4)
Allowance for equity funds used during construction	(6.6)	(1.4)
Payments for asset retirement obligations	(0.5)	(1.9)
Equity in earnings of equity method investees, net of income taxes	(1.0)	(0.7)
Income from corporate-owned life insurance	(8.0)	(1.3)
Other	(1.4)	(1.4)
Changes in working capital items:
Accounts receivable	12.3	30.1
Fuel inventory and supplies	(3.8)	6.1
Prepaid expenses and other current assets	(1.6)	(25.0)
Accounts payable	(11.3)	(35.9)
Accrued taxes	70.4	63.7
Other current liabilities	(25.8)	9.8
Changes in other assets	(1.1)	10.3
Changes in other liabilities	(16.4)	(20.0)
Cash Flows from Operating Activities	319.6	299.8
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(367.8)	(370.1)
Purchase of securities - trusts	(3.1)	(3.2)
Sale of securities - trusts	2.2	1.5
Proceeds from nonrefundable contributions in aid of construction	26.1	—
Investment in corporate-owned life insurance	(1.9)	(4.2)
Proceeds from investment in corporate-owned life insurance	49.6	0.7
Other investing activities	1.1	1.5
Cash Flows used in Investing Activities	(293.8)	(373.8)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	51.0	(504.8)
Proceeds from long-term debt	—	594.7
Borrowings against cash surrender value of corporate-owned life insurance	0.7	0.7
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(39.9)	—
Cash dividends paid	(35.0)	(10.0)
Other financing activities	(3.0)	(2.5)
Cash Flows from (used in) Financing Activities	(26.2)	78.1
NET CHANGE IN CASH AND CASH EQUIVALENTS	(0.4)	4.1
CASH AND CASH EQUIVALENTS:
Beginning of period	5.3	3.7
End of period	$4.9	$7.8
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy Kansas Central, Inc. Shareholder
	Common stock shares	Common stock	Retained earnings	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2024	1	$2,737.6	$2,513.1	$34.2	$5,284.9
Net income	—	—	107.8	3.1	110.9
Dividends declared on common stock	—	—	(10.0)	—	(10.0)
Balance as of March 31, 2025	1	$2,737.6	$2,610.9	$37.3	$5,385.8

Balance as of December 31, 2025	1	$2,737.6	$3,054.1	$46.5	$5,838.2
Net income	—	—	143.9	3.1	147.0
Dividends declared on common stock	—	—	(35.0)	—	(35.0)
Balance as of March 31, 2026	1	$2,737.6	$3,163.0	$49.6	$5,950.2
The disclosures regarding Evergy Kansas Central included in the accompanying Unaudited Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2026	2025
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$2.3	$3.3
Receivables, net of allowance for credit losses of $3.9 and $5.7, respectively	35.6	45.9
Related party receivables	144.0	125.3
Accounts receivable pledged as collateral	139.0	139.0
Fuel inventory and supplies	293.5	279.9
Regulatory assets	37.1	42.6
Prepaid expenses	31.1	30.6
Other	22.5	23.1
Total Current Assets	705.1	689.7
PROPERTY, PLANT AND EQUIPMENT, NET	8,535.6	8,448.9
OTHER ASSETS:
Regulatory assets	570.1	538.6
Nuclear decommissioning trust	534.3	550.8
Other	89.8	124.2
Total Other Assets	1,194.2	1,213.6
TOTAL ASSETS	$10,434.9	$10,352.2
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2026	2025
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Commercial paper	$349.7	$245.3
Collateralized note payable	139.0	139.0
Accounts payable	153.0	257.9
Related party payables	—	23.2
Accrued taxes	85.1	42.1
Accrued interest	53.6	35.4
Regulatory liabilities	55.0	38.0
Asset retirement obligations	14.3	15.0
Customer advances for construction	86.2	75.9
Other	56.7	69.8
Total Current Liabilities	992.6	941.6
LONG-TERM LIABILITIES:
Long-term debt, net	3,272.0	3,271.4
Deferred income taxes	732.0	743.8
Unamortized investment tax credits	104.0	104.8
Regulatory liabilities	1,132.9	1,141.3
Pension and post-retirement liability	90.2	91.4
Asset retirement obligations	513.5	506.5
Other	105.2	95.0
Total Long-Term Liabilities	5,949.8	5,954.2
Commitments and Contingencies (Note 10)
EQUITY:
Common stock - 1,000 shares authorized, without par value, 1 share issued, stated value	1,563.1	1,563.1
Retained earnings	1,926.4	1,890.2
Accumulated other comprehensive income	3.0	3.1
Total Equity	3,492.5	3,456.4
TOTAL LIABILITIES AND EQUITY	$10,434.9	$10,352.2
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended March 31	2026	2025
	(millions)
OPERATING REVENUES	$445.4	$427.7
OPERATING EXPENSES:
Fuel and purchased power	152.7	137.8
Operating and maintenance	72.1	70.5
Depreciation and amortization	107.3	103.8
Taxes other than income tax	36.2	36.7
Total Operating Expenses	368.3	348.8
INCOME FROM OPERATIONS	77.1	78.9
OTHER INCOME (EXPENSE):
Investment earnings	1.3	2.0
Other income	0.7	1.8
Other expense	(2.8)	(2.9)
Total Other Income (Expense), Net	(0.8)	0.9
Interest expense	37.3	36.3
INCOME BEFORE INCOME TAXES	39.0	43.5
Income tax expense	2.8	6.6
NET INCOME	$36.2	$36.9
COMPREHENSIVE INCOME
NET INCOME	$36.2	$36.9
OTHER COMPREHENSIVE INCOME:
Derivative hedging activity
Reclassification to expenses, net of tax	(0.1)	(0.1)
Derivative hedging activity, net of tax	(0.1)	(0.1)
Total other comprehensive loss	(0.1)	(0.1)
COMPREHENSIVE INCOME	$36.1	$36.8
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2026	2025
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$36.2	$36.9
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	107.3	103.8
Amortization of nuclear fuel	8.4	8.1
Amortization of deferred refueling outage	4.9	2.1
Net deferred income taxes and credits	(3.0)	2.0
Allowance for equity funds used during construction	(0.5)	(1.1)
Payments for asset retirement obligations	(0.1)	(1.7)
Other	(0.1)	(0.1)
Changes in working capital items:
Accounts receivable	(5.0)	10.2
Fuel inventory and supplies	(13.6)	(5.3)
Prepaid expenses and other current assets	10.5	(11.7)
Accounts payable	(134.7)	(75.9)
Accrued taxes	43.0	37.2
Other current liabilities	27.1	16.8
Changes in other assets	(12.0)	(0.1)
Changes in other liabilities	5.8	(5.9)
Cash Flows from Operating Activities	74.2	115.3
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(202.0)	(155.3)
Purchase of securities - trusts	(26.5)	(23.6)
Sale of securities - trusts	23.4	20.5
Proceeds from nonrefundable contributions in aid of construction	17.8	—
Other investing activities	2.2	2.3
Cash Flows used in Investing Activities	(185.1)	(156.1)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	104.4	94.1
Proceeds from refundable advances for construction	6.8	—
Cash dividends paid	—	(50.0)
Other financing activities	(1.3)	(0.8)
Cash Flows from Financing Activities	109.9	43.3
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1.0)	2.5
CASH AND CASH EQUIVALENTS:
Beginning of period	3.3	3.7
End of period	$2.3	$6.2
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC
Consolidated Statements of Changes in Equity
(Unaudited)

	Common stock shares	Common Stock	Retained earnings	AOCI - Net gains (losses) on cash flow hedges	Total equity
	(millions, except share amounts)
Balance as of December 31, 2024	1	$1,563.1	$1,809.7	$3.4	$3,376.2
Net income	—	—	36.9	—	36.9
Dividends declared on common stock	—	—	(50.0)	—	(50.0)
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2025	1	$1,563.1	$1,796.6	$3.3	$3,363.0

Balance as of December 31, 2025	1	$1,563.1	$1,890.2	$3.1	$3,456.4
Net income	—	—	36.2	—	36.2
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2026	1	$1,563.1	$1,926.4	$3.0	$3,492.5
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
Basis of Presentation
These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements in the Evergy Companies' combined 2025 Form 10-K.

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

	March 31 2026	December 31 2025
Evergy	(millions)
Current assets
Cash and cash equivalents	$18.4	$19.8
Other	13.5	5.6
Other assets
Other	1.7	1.6
Total cash, cash equivalents and restricted cash	$33.6	$27.0

Fuel Inventory and Supplies
The Evergy Companies record fuel inventory and supplies at average cost. The following table separately states the balances for fuel inventory and supplies.

	March 31 2026	December 31 2025
Evergy	(millions)
Fuel inventory	$239.2	$218.6
Supplies	614.4	610.3
Fuel inventory and supplies	$853.6	$828.9
Evergy Kansas Central
Fuel inventory	$122.5	$114.9
Supplies	319.3	323.0
Fuel inventory and supplies	$441.8	$437.9
Evergy Metro
Fuel inventory	$80.2	$69.6
Supplies	213.3	210.3
Fuel inventory and supplies	$293.5	$279.9

Property, Plant and Equipment
The following tables summarize the property, plant and equipment for each of the Evergy Companies.

March 31, 2026	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$38,558.8	$19,098.6	$14,087.5
Electric plant acquisition adjustment	739.8	724.9	—
Accumulated depreciation	(15,200.8)	(7,422.4)	(6,197.2)
Plant in service, net	24,097.8	12,401.1	7,890.3
Construction work in progress	2,473.3	1,123.1	528.8
Nuclear fuel, net	232.8	116.3	116.5
Property, plant and equipment, net	$26,803.9	$13,640.5	$8,535.6

December 31, 2025	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$38,218.9	$18,893.6	$14,001.3
Electric plant acquisition adjustment	739.8	724.9	—
Accumulated depreciation	(14,986.6)	(7,308.5)	(6,110.5)
Plant in service, net	23,972.1	12,310.0	7,890.8
Construction work in progress	2,120.6	1,045.8	453.6
Nuclear fuel, net	208.8	104.3	104.5
Property, plant and equipment, net	$26,301.5	$13,460.1	$8,448.9
Other Income and Other Expense
The tables below show the detail of other income and other expense, respectively, for each of the Evergy Companies.

	Three Months Ended March 31
Other Income	2026	2025
Evergy	(millions)
AFUDC equity	$10.4	$2.5
Corporate-owned life insurance policy benefit	7.7	1.3
Other	0.7	0.6
Other income	$18.8	$4.4
Evergy Kansas Central
AFUDC equity	$6.6	$1.4
Corporate-owned life insurance policy benefit	7.7	0.8
Other	0.4	0.3
Other income	$14.7	$2.5
Evergy Metro
AFUDC equity	$0.5	$1.1
Other	0.2	0.7
Other income	$0.7	$1.8

	Three Months Ended March 31
Other Expense	2026	2025
Evergy	(millions)
Non-service cost component of net benefit cost	$(2.0)	$(3.1)
Corporate-owned life insurance cost	(6.3)	(5.8)
Other	(0.4)	(0.6)
Other expense	$(8.7)	$(9.5)
Evergy Kansas Central
Non-service cost component of net benefit cost	$1.6	$0.6
Corporate-owned life insurance cost	(6.0)	(5.5)
Other	(0.1)	(0.2)
Other expense	$(4.5)	$(5.1)
Evergy Metro
Non-service cost component of net benefit cost	$(2.4)	$(2.5)
Corporate-owned life insurance cost	(0.3)	(0.3)
Other	(0.1)	(0.1)
Other expense	$(2.8)	$(2.9)
Investments in Early-Stage Clean Energy and Energy Solution Companies
From time to time, Evergy has made limited non-regulated equity and debt investments in early-stage clean energy and energy solution companies. These investments are recorded in Other Non-current Assets on Evergy’s consolidated balance sheets and as of March 31, 2026, and December 31, 2025, the total value of these investments was $41.2 million and $41.3 million, respectively. These investments have historically not had a significant impact on Evergy’s results of operations.
For the three months ended March 31, 2026, Evergy recorded $0.2 million of unrealized gains in investment earnings (loss) on its consolidated statements of comprehensive income, resulting from an increase in fair value of certain investments. For the three months ended March 31, 2025, Evergy recorded $3.6 million of unrealized losses in investment earnings (loss) on its consolidated statements of comprehensive income, resulting from a decrease in fair value of certain investments.
Evergy is in the process of disposing these investments and could experience additional losses or gains on these investments as a result of further changes in their value or upon their ultimate liquidation.
Earnings Per Share
To compute basic earnings per common share (EPS), Evergy divides net income attributable to Evergy, Inc. by the weighted average number of common shares outstanding. Diluted EPS includes the effect of issuable common shares resulting from restricted share units (RSUs), convertible notes and forward sale agreements entered into through Evergy's at-the-market equity offering program (ATM Program). Evergy computes the dilutive effects of potential issuances of common shares using the treasury stock method and the if-converted method, as applicable.

The following table reconciles Evergy's basic and diluted EPS.

Three Months Ended March 31	2026	2025
Income	(millions, except per share amounts)
Net income	$154.6	$128.1
Less: Net income attributable to noncontrolling interests	3.1	3.1
Net income attributable to Evergy, Inc.	$151.5	$125.0
Common Shares Outstanding
Weighted average number of common shares outstanding - basic	230.7	230.4
Add: effect of dilutive securities	4.9	1.7
Diluted average number of common shares outstanding	235.6	232.1
Basic EPS	$0.66	$0.54
Diluted EPS	$0.64	$0.54
The effect of dilutive securities for the three months ended March 31, 2026 and 2025, included 4.2 million shares and 1.3 million shares, respectively, resulting from Evergy's convertible notes.
The table below summarizes the anti-dilutive securities excluded from the computation of diluted EPS.

	Three Months Ended March 31
Anti-Dilutive Securities	2026	2025
	(shares in millions)
RSUs with performance measures	0.1	—
RSUs with time-based vesting	0.1	—

Supplemental Cash Flow Information

Evergy
Three Months Ended March 31	2026	2025
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$119.3	$97.0
Income taxes, net of refunds	—	4.0
Right-of-use assets obtained in exchange for new operating lease liabilities	8.8	4.9
Right-of-use assets obtained in exchange for new finance lease liabilities	7.8	10.4
Non-cash investing transactions:
Property, plant and equipment additions	210.0	91.0
Non-cash financing transactions:
Issuance of common stock for reinvested dividends	2.5	—

Evergy Kansas Central
Three Months Ended March 31	2026	2025
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$67.4	$53.2
Right-of-use assets obtained in exchange for new operating lease liabilities	6.3	1.7
Right-of-use assets obtained in exchange for new finance lease liabilities	5.2	4.2
Non-cash investing transactions:
Property, plant and equipment additions	98.7	51.0

Evergy Metro
Three Months Ended March 31	2026	2025
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$22.2	$18.8
Right-of-use assets obtained in exchange for new operating lease liabilities	2.5	3.2
Right-of-use assets obtained in exchange for new finance lease liabilities	1.9	5.2
Non-cash investing transactions:
Property, plant and equipment additions	50.9	25.1
Dividends Declared
In May 2026, Evergy's Board of Directors (Evergy Board) declared a quarterly dividend of $0.6950 per share on Evergy's common stock. The common stock dividend is payable June 18, 2026, to shareholders of record as of May 22, 2026.
In May 2026, Evergy Kansas Central's Board of Directors and Evergy Metro's Board of Directors each declared a cash dividend to Evergy of up to $50.0 million payable on or before June 17, 2026.

2. REVENUE
The Evergy Companies' revenues disaggregated by customer class are summarized in the following tables.

Evergy
Three Months Ended March 31	2026	2025
Revenues	(millions)
Residential	$482.7	$509.9
Commercial	440.1	436.5
Industrial	160.3	145.0
Other retail	11.4	10.1
Total electric retail	$1,094.5	$1,101.5
Wholesale	107.1	48.6
Transmission	133.6	134.0
Other	15.3	10.4
Total revenue from contracts with customers	$1,350.5	$1,294.5
Other operating revenues	93.2	80.0
Operating revenues	$1,443.7	$1,374.5

Evergy Kansas Central
Three Months Ended March 31	2026	2025
Revenues	(millions)
Residential	$217.3	$223.7
Commercial	188.5	183.6
Industrial	108.7	96.1
Other retail	5.8	6.1
Total electric retail	$520.3	$509.5
Wholesale	86.6	72.5
Transmission	124.7	123.2
Other	6.0	1.8
Total revenue from contracts with customers	$737.6	$707.0
Other operating revenues	35.5	2.1
Operating revenues	$773.1	$709.1

Evergy Metro
Three Months Ended March 31	2026	2025
Revenues	(millions)
Residential	$155.4	$166.9
Commercial	169.4	171.7
Industrial	29.5	28.3
Other retail	2.8	2.3
Total electric retail	$357.1	$369.2
Wholesale	21.9	(29.0)
Transmission	6.3	7.4
Other	2.7	2.6
Total revenue from contracts with customers	$388.0	$350.2
Other operating revenues	57.4	77.5
Operating revenues	$445.4	$427.7
Large Load Customers
In the first quarter of 2026, the Evergy Companies signed electric service agreements (ESAs) with multiple large load customers to serve data centers with a projected peak steady state load of approximately 2,500 MWs. The ESAs relate to three new projects and the expansion of two separate projects previously announced. The ESAs’ terms reflect the applicable provisions of the Evergy Companies’ Large Load Power Service (LLPS) rate plans. The service of these large load customers, inclusive of an optional transitional load period not to exceed five years, has commenced or is expected to commence at dates ranging from 2026 to 2028.
Most of the Evergy Companies’ retail contracts are on demand, with customer bills that vary each month based on an approved tariff and usage. Certain retail customers, primarily large load customers with expected load in excess of 75 MWs, have agreements that require a minimum amount of consideration to be paid through the end of a contract term longer than one year. The aggregate amount of the remaining contractual minimum consideration for these large load customer contracts and their remaining terms are detailed in the following table.

March 31, 2026	Remaining Term(a)			Remaining Performance Obligations(b)
	(years)			(billions)
Evergy	10	to	17	$8.7
Evergy Kansas Central	10	to	16	4.8
Evergy Metro	17			2.3
(a) The remaining contractual term begins with the start of service for these customers.
(b) Contractual minimum amounts typically equal 80% of customers' expected annual capacity demand and exclude potential volume-based charges such as fuel cost recoveries. Amounts disclosed are based on current large load customer rates in effect and do not include any potential changes in these rates in future years as a result of general rate cases.

3. RECEIVABLES
The Evergy Companies' receivables are detailed in the following table.

	March 31	December 31
	2026	2025
Evergy	(millions)
Customer accounts receivable - billed	$6.7	$10.0
Customer accounts receivable - unbilled	89.3	108.9
Other receivables	116.3	110.6
Allowance for credit losses	(11.1)	(15.3)
Total	$201.2	$214.2
Evergy Kansas Central
Customer accounts receivable - unbilled	$35.3	$42.8
Other receivables	105.5	101.1
Allowance for credit losses	(5.3)	(7.3)
Total	$135.5	$136.6
Evergy Metro
Customer accounts receivable - unbilled	$20.2	$30.0
Other receivables	19.3	21.6
Allowance for credit losses	(3.9)	(5.7)
Total	$35.6	$45.9
The Evergy Companies' other receivables as of March 31, 2026, and December 31, 2025, consisted primarily of receivables from partners in jointly-owned electric utility plants, wholesale sales receivables and receivables related to alternative revenue programs.
The Evergy Companies' other receivables also included receivables from contracts with customers as summarized in the following table.

	March 31	December 31
	2026	2025
	(millions)
Evergy	$56.9	$64.2
Evergy Kansas Central	51.4	59.7
Evergy Metro	3.5	2.9

The change in the Evergy Companies' allowance for credit losses is summarized in the following table.

	2026	2025
Evergy	(millions)
Beginning balance January 1	$15.3	$15.7
Credit loss expense	0.2	0.3
Write-offs	(7.5)	(7.7)
Recoveries of prior write-offs	3.1	2.9
Ending balance March 31	$11.1	$11.2
Evergy Kansas Central
Beginning balance January 1	$7.3	$7.8
Write-offs	(3.3)	(3.6)
Recoveries of prior write-offs	1.3	1.2
Ending balance March 31	$5.3	$5.4
Evergy Metro
Beginning balance January 1	$5.7	$5.8
Write-offs	(3.0)	(2.8)
Recoveries of prior write-offs	1.2	1.1
Ending balance March 31	$3.9	$4.1
Sale of Accounts Receivable
Evergy Kansas Central, Evergy Metro and Evergy Missouri West sell an undivided percentage ownership interest in their retail electric accounts receivable to independent outside investors. These sales are accounted for as secured borrowings with accounts receivable pledged as collateral and a corresponding short-term collateralized note payable recognized on the balance sheets.  The following table summarizes the receivable sale facilities, each of which expire in April 2028.

	Committed Capacity	Additional Conditional Capacity(a)	Current Borrowings
March 31, 2026	(millions)
Evergy Kansas Central	$185.0	$65.0	$213.0
Evergy Metro	130.0	70.0	139.0
Evergy Missouri West	50.0	65.0	50.0
Evergy	$365.0	$200.0	$402.0

December 31, 2025
Evergy Kansas Central	$185.0	$65.0	$213.0
Evergy Metro	130.0	70.0	139.0
Evergy Missouri West	50.0	65.0	50.0
Evergy	$365.0	$200.0	$402.0
(a) To the extent Evergy Kansas Central, Evergy Metro and Evergy Missouri West have qualifying accounts receivable and subject to the lender's discretion, the cash receivable facilities permit additional borrowing capacity in excess of committed capacity.

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
Evergy Kansas Central filed its 2025 earnings calculation with the KCC in March 2026, which reflected no refund obligation. As of March 31, 2026, Evergy Kansas Central estimates its 2026 earnings will not result in a significant refund obligation. The final refund obligations for 2025 and 2026 will be decided by the KCC and could vary from current estimates.
Evergy Kansas Central 2026 Transmission Delivery Charge (TDC)
In March 2026, the KCC issued an order adjusting Evergy Kansas Central's retail prices to include updated transmission costs as reflected in the Federal Energy Regulatory Commission (FERC) transmission formula rate (TFR). The new prices became effective in May 2026 and are expected to increase Evergy Kansas Central's annual retail revenues by $16.8 million when compared to 2025.
Evergy Metro 2026 TDC
In March 2026, the KCC issued an order adjusting Evergy Metro's retail prices to include updated transmission costs as reflected in the FERC TFR. The new prices became effective in May 2026 and are expected to decrease Evergy Metro's annual retail revenues by $4.3 million when compared to 2025.
Public Service Commission of the State of Missouri (MPSC) Proceedings
Evergy Metro's 2026 Rate Case Proceeding
In February 2026, Evergy Metro filed an application with the MPSC to request an increase to its retail revenues of approximately $140 million. Evergy Metro's request reflected a return on equity of 10.5% (with a capital structure composed of 52% equity) and increases related to the recovery of infrastructure investments made to improve reliability and enhance customer service and the update of expenses to current levels of spend. An evidentiary hearing in the case is scheduled to occur in October 2026 and new rates are expected to be effective in January 2027.

FERC Proceedings
Evergy Kansas Central and Evergy Metro TFR Annual Update
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
The most recently updated TFR is expected to increase Evergy Kansas Central's annual transmission revenues by approximately $21.6 million and decrease Evergy Metro's annual transmission revenues by approximately $2.4 million, effective in January 2026.
Evergy Kansas Central TFR Formal Complaint
In February 2023, certain Evergy Kansas Central TFR customers submitted a formal complaint with FERC requesting the refund of over-collections related to the capital structure calculation in determining Evergy Kansas Central's Annual Transmission Revenue Requirement for the 2018 and 2019 rate years. As of March 31, 2026, and December 31, 2025, Evergy and Evergy Kansas Central had recorded a regulatory liability of $9.8 million and $9.7 million, respectively, related to the 2018 and 2019 rate year refund request. Evergy and Evergy Kansas Central are awaiting a response from FERC.

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

Evergy
Three Months Ended March 31	2026	2025
Components of net periodic benefit costs	(millions)
Pension Benefits
Service cost	$10.3	$11.3
Interest cost	24.2	23.5
Expected return on plan assets	(22.6)	(22.0)
Prior service cost	0.5	0.5
Recognized net actuarial gain	(3.3)	(4.6)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	9.1	8.7
Regulatory adjustment	3.9	3.2
Net periodic benefit costs	$13.0	$11.9

Post-Retirement Benefits
Service cost	$0.4	$0.4
Interest cost	2.1	2.5
Expected return on plan assets	(2.1)	(2.7)
Prior service cost	—	0.1
Recognized net actuarial gain	(0.5)	(1.0)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	(0.1)	(0.7)
Regulatory adjustment	(0.5)	(0.2)
Net periodic benefit income	$(0.6)	$(0.9)

Evergy Kansas Central
Three Months Ended March 31	2026	2025
Components of net periodic benefit costs	(millions)
Pension Benefits
Service cost	$4.1	$4.6
Interest cost	12.1	11.9
Expected return on plan assets	(11.1)	(10.7)
Prior service cost	0.5	0.5
Recognized net actuarial (gain) loss	0.3	(0.1)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	5.9	6.2
Regulatory adjustment	(2.2)	(2.7)
Intercompany allocations	(0.3)	(0.6)
Net periodic benefit costs	$3.4	$2.9

Post-Retirement Benefits
Service cost	$0.2	$0.2
Interest cost	1.1	1.3
Expected return on plan assets	(1.1)	(1.4)
Prior service cost	0.1	0.1
Recognized net actuarial gain	(0.3)	(0.5)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	—	(0.3)
Regulatory adjustment	(0.2)	—
Intercompany allocations	(0.1)	—
Net periodic benefit income	$(0.3)	$(0.3)

Evergy Metro
Three Months Ended March 31	2026	2025
Components of net periodic benefit costs	(millions)
Pension Benefits
Service cost	$6.2	$6.7
Interest cost	11.9	11.4
Expected return on plan assets	(11.5)	(11.3)
Recognized net actuarial gain	(3.5)	(4.3)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	3.1	2.5
Regulatory adjustment	6.0	5.8
Intercompany allocations	(0.5)	0.1
Net periodic benefit costs	$8.6	$8.4

Post-Retirement Benefits
Service cost	$0.2	$0.1
Interest cost	1.1	1.2
Expected return on plan assets	(1.2)	(1.3)
Prior service cost	(0.1)	(0.1)
Recognized net actuarial gain	(0.2)	(0.4)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	(0.2)	(0.5)
Regulatory adjustment	(0.3)	(0.1)
Intercompany allocations	0.2	0.1
Net periodic benefit income	$(0.3)	$(0.5)

The components of net periodic benefit costs other than the service cost component are included in other expense on the Evergy Companies' consolidated statements of income and comprehensive income.
For the three months ended March 31, 2026, Evergy, Evergy Kansas Central and Evergy Metro made cash pension contributions of $18.7 million, $16.0 million and $2.7 million, respectively. Evergy expects to make additional cash pension contributions of $92.0 million in 2026 to satisfy the Employee Retirement Income Security Act of 1974, as amended (ERISA), funding requirements and KCC and MPSC rate orders, of which $60.4 million is expected to be paid by Evergy Kansas Central and $31.6 million is expected to be paid by Evergy Metro.
For the three months ended March 31, 2026, Evergy, Evergy Kansas Central and Evergy Metro made post-retirement benefit contributions of $0.2 million, $0.1 million and $0.1 million, respectively. Evergy, Evergy Kansas Central and Evergy Metro expect to make additional contributions in 2026 of $0.4 million, $0.2 million and $0.2 million, respectively, to the post-retirement benefit plans.
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
A default by any borrower under the facility or one of its significant subsidiaries on other indebtedness totaling more than $100.0 million constitutes a default by that borrower under the facility. Under the terms of this facility, each of Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West is required to maintain a total indebtedness to total capitalization ratio, as defined in the facility, of not greater than 0.65 to 1.00. As of March 31, 2026, Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West were in compliance with this covenant.
The following table summarizes the committed credit facilities available to the Evergy Companies as of March 31, 2026, and December 31, 2025 (excluding receivable sale facilities discussed in Note 3 and Term Loan Credit Agreements discussed below).

		Amounts Drawn
	Master Credit Facility	Commercial Paper	Letters of Credit	Cash Borrowings	Available Borrowings Capacity	Weighted Average Interest Rate on Short-Term Borrowings
March 31, 2026	(millions)
Evergy, Inc.	$500.0	$105.4	$0.7	$—	$393.9	3.95%
Evergy Kansas Central	750.0	372.9	69.1	—	308.0	4.00%
Evergy Metro	550.0	349.7	1.1	—	199.2	3.94%
Evergy Missouri West	700.0	632.3	—	—	67.7	4.24%
Evergy	$2,500.0	$1,460.3	$70.9	$—	$968.8

December 31, 2025
Evergy, Inc.	$700.0	$500.2	$0.7	$—	$199.1	3.91%
Evergy Kansas Central	800.0	321.9	2.0	—	476.1	3.96%
Evergy Metro	500.0	245.3	1.1	—	253.6	3.85%
Evergy Missouri West	500.0	326.6	—	—	173.4	4.06%
Evergy	$2,500.0	$1,394.0	$3.8	$—	$1,102.2
In January 2026, Evergy, Inc. entered into a $55.0 million unsecured Term Loan Credit Agreement with an expiration date in January 2027. In February 2026, Evergy, Inc. entered into a $500.0 million unsecured Term Loan

Credit Agreement with an expiration date in February 2027. Evergy's borrowings under the $500.0 million unsecured Term Loan Credit Agreement were used for, among other things, the repayment in full of all borrowings under the $55.0 million Term Loan Credit Agreement and the partial repurchase of Evergy's convertible notes as further described in Note 7. The weighted average interest rate for borrowings under the $500.0 million unsecured Term Loan Credit Agreement as of March 31, 2026, was 4.67%. The Term Loan Credit Agreement contains customary covenants, including one that sets the ratio of maximum allowed total indebtedness to total capitalization of not greater than 0.65 to 1.00, for Evergy and its subsidiaries on a consolidated basis. As of March 31, 2026, Evergy was in compliance with this covenant.
7. LONG-TERM DEBT
Notes
In March 2026, Evergy, Inc. issued, at a discount, $350.0 million of 4.25% Notes, maturing in 2029. Proceeds were used to pay down commercial paper and for general corporate purposes.
Convertible Notes
In December 2023, Evergy, Inc. issued $1.4 billion aggregate principal amount of 4.50% Convertible Notes (Convertible Notes). The Convertible Notes will mature in December 2027, unless earlier converted or repurchased.
In January and February 2026, Evergy, Inc. repurchased $244.1 million aggregate principal amount of the Convertible Notes, under separate, privately negotiated repurchase agreements with certain holders of the Convertible Notes, for $309.5 million, including fees and excluding accrued and unpaid interest. The repurchases were funded by Term Loan Credit Agreements executed in January and February 2026, see Note 6 for additional information on the Term Loan Credit Agreements. The repurchases were accounted for as an induced conversion of debt. Evergy recognized a loss of $10.3 million in interest expense on Evergy's consolidated statement of comprehensive income for the three months ended March 31, 2026, which included a $1.8 million inducement loss, a $7.6 million loss on the settlement of an embedded forward contract and $0.9 million in fees. As of March 31, 2026, Evergy also recognized a $56.9 million reduction of shareholders’ equity on its consolidated balance sheet to account for the settlement of the equity-related conversion obligation under the December 2023 Convertible Notes agreement, which included $1.8 million of unamortized debt issuance costs. After these January and February 2026 repurchases, $1,155.9 million aggregate principal amount of Convertible Notes remain outstanding as of March 31, 2026.
The closing price of Evergy's common stock exceeded 130% of the Convertible Notes' conversion price for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, the last trading day of the first quarter of 2026. As a result, as of April 1, 2026, the conversion condition was met, and the outstanding Convertible Notes are convertible at the option of the holders through June 2026. If this conversion condition is not met in future periods, the Convertible Notes will not be convertible under this condition until the condition is met again.
Delayed Draw Term Loan
In May 2026, Evergy, Inc. entered into a Delayed Draw Term Loan Agreement in which lenders have committed to provide term loans in an aggregate principal amount of up to $1.0 billion, maturing in November 2027. If not fully utilized, the term loan commitments expire in August 2026. Evergy has not made any borrowings under the Delayed Draw Term Loan Agreement.

8. DERIVATIVE INSTRUMENTS
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

The gross notional contract amount by commodity type for non-hedging derivative instruments is summarized in the following table.

		March 31	December 31
Non-hedging derivatives	Notional volume unit of measure	2026	2025
Evergy		(millions)
Commodity contracts
Power	MWhs	38.9	63.0
Natural gas	MMBtu	83.5	54.6
Evergy Kansas Central
Commodity contracts
Power	MWhs	29.4	41.0
Natural gas	MMBtu	83.5	54.6
Evergy Metro
Commodity contracts
Power	MWhs	7.2	16.5
The fair values of Evergy's open non-hedging derivative positions and balance sheet classifications are summarized in the following tables. The fair values below are gross values before netting agreements and netting of cash collateral.

		March 31	December 31
Evergy		2026	2025
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$44.4	$40.8
	Other assets - long-term	33.4	35.1
Natural gas	Other assets - current	7.4	6.4
Total derivative assets		$85.2	$82.3
Commodity contracts
Power	Other liabilities - current	$35.7	$30.8
	Other liabilities - long-term	35.0	37.0
Natural gas	Other liabilities - current	7.7	6.7
	Other liabilities - long-term	0.1	0.1
Total derivative liabilities		$78.5	$74.6

		March 31	December 31
Evergy Kansas Central		2026	2025
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$38.3	$33.4
	Other assets - long-term	33.4	35.1
Natural gas	Other assets - current	7.4	6.4
Total derivative assets		$79.1	$74.9
Commodity contracts
Power	Other liabilities - current	$33.5	$27.9
	Other liabilities - long-term	35.0	37.0
Natural gas	Other liabilities - current	7.7	6.7
	Other liabilities - long-term	0.1	0.1
Total derivative liabilities		$76.3	$71.7

		March 31	December 31
Evergy Metro		2026	2025
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$5.1	$6.6
Total derivative assets		$5.1	$6.6
Commodity contracts
Power	Other liabilities - current	$1.6	$2.3
Total derivative liabilities		$1.6	$2.3
The following tables present the line items on the Evergy Companies' consolidated balance sheets where non-hedging derivative assets and liabilities are reported. The gross amounts offset in the tables below show the effect of master netting arrangements and include collateral posted to offset the net position.

March 31, 2026	Evergy	Evergy Kansas Central	Evergy Metro
Non-hedging derivatives	(millions)
Derivative Assets
Current
Gross amounts recognized	$51.8	$45.7	$5.1
Gross amounts offset	(29.9)	(27.7)	(1.6)
Net amounts presented in other assets - current	$21.9	$18.0	$3.5
Long-Term
Gross amounts recognized	$33.4	$33.4	$—
Gross amounts offset	(8.7)	(8.7)	—
Net amounts presented in other assets - long-term	$24.7	$24.7	$—
Derivative Liabilities
Current
Gross amounts recognized	$43.4	$41.2	$1.6
Gross amounts offset	(29.7)	(27.5)	(1.6)
Net amounts presented in other liabilities - current	$13.7	$13.7	$—
Long-Term
Gross amounts recognized	$35.1	$35.1	$—
Gross amounts offset	(10.1)	(10.1)	—
Net amounts presented in other liabilities - long-term	$25.0	$25.0	$—

December 31, 2025	Evergy	Evergy Kansas Central	Evergy Metro
Non-hedging derivatives	(millions)
Derivative Assets
Current
Gross amounts recognized	$47.2	$39.8	$6.6
Gross amounts offset	(29.9)	(27.0)	(2.3)
Net amounts presented in other assets - current	$17.3	$12.8	$4.3
Long-Term
Gross amounts recognized	$35.1	$35.1	$—
Gross amounts offset	(8.0)	(8.0)	—
Net amounts presented in other assets - long-term	$27.1	$27.1	$—
Derivative Liabilities
Current
Gross amounts recognized	$37.5	$34.6	$2.3
Gross amounts offset	(29.3)	(26.4)	(2.3)
Net amounts presented in other liabilities - current	$8.2	$8.2	$—
Long-Term
Gross amounts recognized	$37.1	$37.1	$—
Gross amounts offset	(7.5)	(7.5)	—
Net amounts presented in other liabilities - long-term	$29.6	$29.6	$—
The following table summarizes the amounts of gain recognized in income for the change in fair value of derivatives not designated as hedging instruments for the Evergy Companies.

Three Months Ended March 31		2026	2025
Non-hedging derivatives - Location of gain	Contract type
Evergy		(millions)
Operating revenues	Commodity	$22.8	$5.7
Total		$22.8	$5.7
Evergy Kansas Central
Operating revenues	Commodity	$22.8	$5.7
Total		$22.8	$5.7
The following table summarizes the gross notional contract amount by type for hedging derivative instruments.

Hedging derivatives - Cash flow hedge	Notional volume unit of measure	March 31	December 31
		2026	2025
Evergy		(millions)
Interest rate swaps	USD	$100.0	$100.0
The fair value of Evergy's open hedging derivative positions and balance sheet classifications are summarized in the following table. The fair values represent both the gross and net impact of netting agreements and the netting of cash collateral.

Hedging derivatives - Cash flow hedge	Balance sheet location	March 31	December 31
		2026	2025
Interest rate swaps		(millions)
	Other assets - long-term	$0.6	$0.6
Total derivative assets		$0.6	$0.6

Credit risk of the Evergy Companies' derivative instruments relates to the potential adverse financial impact resulting from non-performance by a counterparty of its contractual obligations. The Evergy Companies maintain credit policies and employ credit risk mitigation, such as collateral requirements or letters of credit, when necessary to minimize their overall credit risk and monitor exposure. Substantially all of the Evergy Companies' counterparty credit risk associated with derivative instruments relates to Evergy Kansas Central's non-regulated energy marketing activities. As of March 31, 2026, if counterparty groups completely failed to perform on contracts, Evergy's and Evergy Kansas Central's maximum exposure related to derivative assets was $31.4 million. As of March 31, 2026, the potential loss after the consideration of applicable master netting arrangements and collateral received for Evergy and Evergy Kansas Central was $24.8 million.
Certain of the Evergy Companies' derivative instruments contain collateral provisions that are tied to the Evergy Companies' credit ratings and may require the posting of collateral for various reasons, including if the Evergy Companies' credit ratings were to fall below investment grade. Substantially all of these derivative instruments relate to Evergy Kansas Central's non-regulated energy marketing activities. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of March 31, 2026, was $33.4 million for which Evergy and Evergy Kansas Central have posted $5.1 million collateral in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered as of March 31, 2026, Evergy and Evergy Kansas Central could be required to post an additional $27.3 million of collateral to their counterparties.

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

	March 31, 2026		December 31, 2025
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt(a)	(millions)
Evergy(b)	$13,514.0	$12,728.2	$13,406.2	$13,018.9
Evergy Kansas Central	5,233.8	4,754.8	5,233.1	4,812.1
Evergy Metro	3,272.0	3,073.4	3,271.4	3,122.7
(a) Includes current maturities.
(b) Book value as of March 31, 2026, and December 31, 2025, includes $75.0 million and $76.1 million, respectively, of fair value adjustments recorded in connection with purchase accounting for the merger that created Evergy, which are not part of future principal payments and will amortize over the remaining life of the associated debt instrument.

Recurring Fair Value Measurements
The following tables include balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	March 31, 2026	Netting	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$155.2	$—	$147.0	$—	$—	$8.2
International equity funds	95.6	—	95.6	—	—	—
Core bond fund	71.9	—	71.9	—	—	—
High-yield bond fund	23.8	—	23.8	—	—	—
Emerging markets bond fund	23.8	—	23.8	—	—	—
Combination debt/equity/other fund	26.0	—	26.0	—	—	—
Alternative investments fund	47.2	—	—	—	—	47.2
Real estate securities fund	17.0	—	—	—	—	17.0
Cash equivalents	0.5	—	0.5	—	—	—
Total nuclear decommissioning trust	461.0	—	388.6	—	—	72.4
Rabbi trust
Fixed income funds	12.8	—	12.8	—	—	—
Equity funds	7.0	—	7.0	—	—	—
Combination debt/equity/other fund	1.8	—	1.8	—	—	—
Cash equivalents	0.2	—	0.2	—	—	—
Total rabbi trust	21.8	—	21.8	—	—	—
Derivative instruments - commodity contracts(b)
Power	41.5	(30.2)	37.0	31.4	3.3	—
Natural gas	1.2	(6.2)	7.4	—	—	—
Total derivative assets	42.7	(36.4)	44.4	31.4	3.3	—
Total assets	525.5	(36.4)	454.8	31.4	3.3	72.4
Liabilities
Derivative instruments - commodity contracts(b)
Power	37.1	(31.4)	29.0	37.8	1.7	—
Natural gas	1.6	(6.2)	7.8	—	—	—
Total derivative liabilities	38.7	(37.6)	36.8	37.8	1.7	—
Total liabilities	$38.7	$(37.6)	$36.8	$37.8	$1.7	$—
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$419.4	$—	$419.4	$—	$—	$—
Debt securities
U.S. Treasury	54.6	—	54.6	—	—	—
U.S. Agency	0.1	—	—	0.1	—	—
State and local obligations	2.1	—	—	2.1	—	—
Corporate bonds	55.1	—	—	55.1	—	—
Cash equivalents	3.0	—	3.0	—	—	—
Total nuclear decommissioning trust	534.3	—	477.0	57.3	—	—
Self-insured health plan trust(c)
Equity securities	2.6	—	2.6	—	—	—
Debt securities	15.5	—	3.7	11.8	—	—
Cash and cash equivalents	0.1	—	0.1	—	—	—
Total self-insured health plan trust	18.2	—	6.4	11.8	—	—
Derivative instruments - commodity contracts(b)
Power	3.5	(1.6)	—	—	5.1	—
Total derivative assets	3.5	(1.6)	—	—	5.1	—
Total assets	556.0	(1.6)	483.4	69.1	5.1	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(1.6)	—	—	1.6	—
Total derivative liabilities	—	(1.6)	—	—	1.6	—
Total liabilities	$—	$(1.6)	$—	$—	$1.6	$—

Description	March 31, 2026	Netting	Level 1	Level 2	Level 3	NAV
Other Evergy	(millions)
Assets
Rabbi trusts
Core bond fund	$7.5	$—	$7.5	$—	$—	$—
Total rabbi trusts	7.5	—	7.5	—	—	—
Derivative instruments - commodity contracts(b)
Power	0.4	(0.6)	—	—	1.0	—
Derivative instruments - interest rate swaps(b)	0.6	—	—	0.6	—	—
Total derivative assets	1.0	(0.6)	—	0.6	1.0	—
Total assets	8.5	(0.6)	7.5	0.6	1.0	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(0.6)	—	—	0.6	—
Total derivative liabilities	—	(0.6)	—	—	0.6	—
Total liabilities	$—	$(0.6)	$—	$—	$0.6	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$995.3	$—	$865.6	$57.3	$—	$72.4
Rabbi trusts	29.3	—	29.3	—	—	—
Self-insured health plan trust(c)	18.2	—	6.4	11.8	—	—
Derivative instruments - commodity contracts(b)
Power	45.4	(32.4)	37.0	31.4	9.4	—
Natural gas	1.2	(6.2)	7.4	—	—	—
Derivative instruments - interest rate swaps(b)	0.6	—	—	0.6	—	—
Total derivative assets	47.2	(38.6)	44.4	32.0	9.4	—
Total assets	1,090.0	(38.6)	945.7	101.1	9.4	72.4
Liabilities
Derivative instruments - commodity contracts(b)
Power	37.1	(33.6)	29.0	37.8	3.9	—
Natural gas	1.6	(6.2)	7.8	—	—	—
Total derivative liabilities	38.7	(39.8)	36.8	37.8	3.9	—
Total liabilities	$38.7	$(39.8)	$36.8	$37.8	$3.9	$—

Description	December 31, 2025	Netting	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$159.8	$—	$151.5	$—	$—	$8.3
International equity funds	95.9	—	95.9	—	—	—
Core bond fund	71.5	—	71.5	—	—	—
High-yield bond fund	23.9	—	23.9	—	—	—
Emerging markets bond fund	23.9	—	23.9	—	—	—
Combination debt/equity/other fund	23.8	—	23.8	—	—	—
Alternative investments fund	49.6	—	—	—	—	49.6
Real estate securities fund	16.8	—	—	—	—	16.8
Cash equivalents	0.8	—	0.8	—	—	—
Total nuclear decommissioning trust	466.0	—	391.3	—	—	74.7
Rabbi trust
Fixed income funds	13.7	—	13.7	—	—	—
Equity funds	7.8	—	7.8	—	—	—
Combination debt/equity/other fund	1.8	—	1.8	—	—	—
Cash equivalents	0.2	—	0.2	—	—	—
Total rabbi trust	23.5	—	23.5	—	—	—
Derivative instruments - commodity contracts(b)
Power	38.7	(29.8)	30.1	36.3	2.1	—
Natural gas	1.2	(5.2)	6.4	—	—	—
Total derivative assets	39.9	(35.0)	36.5	36.3	2.1	—
Total assets	529.4	(35.0)	451.3	36.3	2.1	74.7
Liabilities
Derivative instruments - commodity contracts(b)
Power	36.2	(28.7)	23.5	39.1	2.3	—
Natural gas	1.6	(5.2)	6.8	—	—	—
Total derivative liabilities	37.8	(33.9)	30.3	39.1	2.3	—
Total liabilities	$37.8	$(33.9)	$30.3	$39.1	$2.3	$—
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$436.8	$—	$436.8	$—	$—	$—
Debt securities
U.S. Treasury	56.8	—	56.8	—	—	—
U.S. Agency	0.1	—	—	0.1	—	—
State and local obligations	2.1	—	—	2.1	—	—
Corporate bonds	51.5	—	—	51.5	—	—
Cash equivalents	3.5	—	3.5	—	—	—
Total nuclear decommissioning trust	550.8	—	497.1	53.7	—	—
Self-insured health plan trust(c)
Equity securities	2.7	—	2.7	—	—	—
Debt securities	15.3	—	3.8	11.5	—	—
Cash and cash equivalents	2.5	—	2.5	—	—	—
Total self-insured health plan trust	20.5	—	9.0	11.5	—	—
Derivative instruments - commodity contracts(b)
Power	4.3	(2.3)	—	—	6.6	—
Total derivative assets	4.3	(2.3)	—	—	6.6	—
Total assets	575.6	(2.3)	506.1	65.2	6.6	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(2.3)	—	—	2.3	—
Total derivative liabilities	—	(2.3)	—	—	2.3	—
Total liabilities	$—	$(2.3)	$—	$—	$2.3	$—

Description	December 31, 2025	Netting	Level 1	Level 2	Level 3	NAV
Other Evergy	(millions)
Assets
Rabbi trusts
Core bond fund	$7.7	$—	$7.7	$—	$—	$—
Total rabbi trusts	7.7	—	7.7	—	—	—
Derivative instruments - commodity contracts(b)
Power	0.2	(0.6)	—	—	0.8	—
Derivative instruments - interest rate swaps(b)	0.6	—	—	0.6	—	—
Total derivative assets	0.8	(0.6)	—	0.6	0.8	—
Total assets	8.5	(0.6)	7.7	0.6	0.8	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(0.6)	—	—	0.6	—
Total derivative liabilities	—	(0.6)	—	—	0.6	—
Total liabilities	$—	$(0.6)	$—	$—	$0.6	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$1,016.8	$—	$888.4	$53.7	$—	$74.7
Rabbi trusts	31.2	—	31.2	—	—	—
Self-insured health plan trust(c)	20.5	—	9.0	11.5	—	—
Derivative instruments - commodity contracts(b)
Power	43.2	(32.7)	30.1	36.3	9.5	—
Natural gas	1.2	(5.2)	6.4	—	—	—
Derivative instruments - interest rate swaps(b)	0.6	—	—	0.6	—	—
Total derivative assets	45.0	(37.9)	36.5	36.9	9.5	—
Total assets	1,113.5	(37.9)	965.1	102.1	9.5	74.7
Liabilities
Derivative instruments - commodity contracts(b)
Power	36.2	(31.6)	23.5	39.1	5.2	—
Natural gas	1.6	(5.2)	6.8	—	—	—
Total derivative liabilities	37.8	(36.8)	30.3	39.1	5.2	—
Total liabilities	$37.8	$(36.8)	$30.3	$39.1	$5.2	$—
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

	March 31, 2026		December 31, 2025		March 31, 2026
	Fair	Unfunded	Fair	Unfunded	Redemption	Length of
	Value	Commitments	Value	Commitments	Frequency	Settlement
Evergy Kansas Central	(millions)
Nuclear decommissioning trust:
Domestic equity funds	$8.2	$1.3	$8.3	$1.3	(a)	(a)
Alternative investments fund(b)	47.2	—	49.6	—	Quarterly	65 days
Real estate securities fund(b)	17.0	—	16.8	—	Quarterly	65 days
Total Evergy investments at NAV	$72.4	$1.3	$74.7	$1.3
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
The following table summarizes the net unrealized gains (losses) for the Evergy Companies' nuclear decommissioning trusts and rabbi trusts.

Three Months Ended March 31	2026	2025
Evergy	(millions)
Nuclear decommissioning trust - equity securities	$(24.1)	$(19.3)
Nuclear decommissioning trust - debt securities	(1.3)	1.5
Rabbi trusts - equity securities	(0.1)	0.7
Total	$(25.5)	$(17.1)
Evergy Kansas Central
Nuclear decommissioning trust - equity securities	$(7.5)	$0.9
Rabbi trust - equity securities	—	0.6
Total	$(7.5)	$1.5
Evergy Metro
Nuclear decommissioning trust - equity securities	$(16.6)	$(20.2)
Nuclear decommissioning trust - debt securities	(1.3)	1.5
Total	$(17.9)	$(18.7)
10. COMMITMENTS AND CONTINGENCIES
Environmental Matters
Set forth below are descriptions of contingencies related to environmental matters that may impact the Evergy Companies' operations or their financial results. Management's assessment of these contingencies, which are based on federal and state statutes and regulations, and regulatory agency and judicial interpretations and actions, has evolved over time. These laws, regulations, interpretations and actions can also change, restrict or otherwise impact the Evergy Companies' operations or financial results. The failure to comply with these laws, regulations, interpretations and actions could result in the assessment of administrative, civil and criminal penalties and the imposition of remedial requirements. The Evergy Companies believe that all their operations are in substantial compliance with current federal, state and local environmental standards. There are a variety of final and proposed regulations that could have a material adverse effect on the Evergy Companies' operations and consolidated financial results. Due in part to the complex nature of environmental laws and regulations, the Evergy Companies are unable to assess the impact of potential changes that may develop with respect to the environmental contingencies described below.
Ozone Interstate Transport State and Federal Implementation Plans
In 2015, the Environmental Protection Agency (EPA) lowered the Ozone National Ambient Air Quality Standards (NAAQS) and in 2018 required states to submit Interstate Transport State Implementation Plans (ITSIPs) to comply with the "Good Neighbor Provision" of the Clean Air Act (CAA). Several states, including Missouri, Kansas and Oklahoma submitted ITSIPs. The EPA disapproved ITSIPs for multiple states, including Missouri and Oklahoma, while initially approving the Kansas ITSIP. Disapproval of ITSIPs provides the EPA with authority to implement an Interstate Transport Federal Implementation Plan (ITFIP) to replace them. In April 2022, the EPA published in the Federal Register the proposed ITFIP to resolve outstanding "Good Neighbor" obligations for several states, including Missouri and Oklahoma. In March 2023, the EPA issued a final ITFIP for multiple states, including Missouri and Oklahoma, which imposed reduced ozone season nitrogen oxide (NOx) budgets for Electric Generating Units (EGUs) and imposed more stringent ozone season NOx emission limits. In April 2023, Missouri and Oklahoma challenged the EPA's ITSIP disapprovals and federal appellate courts subsequently stayed the disapprovals for both states. Due to judicial stays of the EPA's ITSIP disapprovals, the statutory conditions required to impose an ITFIP were not satisfied at that time. As a result, Missouri and Oklahoma continue to operate under the existing Cross-State Air Pollution Rule (CSAPR).
In January 2024, the EPA proposed to disapprove the previously approved ITSIPs for several states, including Kansas, which would cause Kansas to be subject to the ITFIP; however, final action has not taken place on this rulemaking. In June 2024, the U.S. Supreme Court issued an order granting emergency motions for stay of the final ITFIP pending further review of the ITFIP by the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit). In March 2025, the EPA announced plans to end the Good Neighbor Rule for the 2015 Ozone NAAQS. In April 2025, the D.C. Circuit granted an EPA request to hold all challenges to the ITFIP in indefinite abeyance.
In January 2026, the EPA published in the Federal Register a proposed "Phase 1" reconsideration rule addressing interstate transport requirements for the 2015 NAAQS for Ozone for ten states, including Kansas. The EPA indicated they intend to address additional states, including Missouri, in a separate action. The Phase 1 proposal would withdraw the EPA's proposed disapproval of the ITSIP submissions for five states, including Kansas. As a result, Kansas would no longer be subject to the ITFIP if this rule is finalized. Until this and future proposals and associated litigation are finalized, the full impact on the Evergy Companies' operations cannot be determined and the cost to comply could be material.
Particulate Matter National Ambient Air Quality Standards
In March 2024, the EPA published in the Federal Register the final rule which strengthens the primary annual PM2.5 (particulate matter less than 2.5 microns in diameter) NAAQS by lowering the primary annual PM2.5 NAAQS from 12.0 μg/m3 (micrograms per cubic meter) to 9.0 μg/m3. The final rule took effect in May 2024. In March 2025, the EPA announced its plans to reconsider the 2024 PM2.5 NAAQS. In November 2025, the EPA filed a motion requesting that the D.C. Circuit vacate the 2024 PM2.5 NAAQS, asserting that the prior presidential administration's EPA failed to consider costs during its revision process and therefore did not conduct a thorough review, as required. Due to the uncertainty of the attainment status of portions of the Evergy Companies' service territory and potential reconsideration or court vacatur of the NAAQS, the Evergy Companies are unable to accurately assess the impacts on their operations or consolidated financial results, but the cost to potentially comply with the 2024 PM2.5 NAAQS could be material.
Regional Haze Rule
In 1999, the EPA finalized the Regional Haze Rule which requires states, in coordination with the EPA and other parties, to develop and implement air quality protection plans to reduce the pollution that causes visibility impairment in "Class I" national parks and wilderness areas. There are 156 Class I areas across the U.S. that must be restored to pristine conditions by the year 2064. Kansas has no Class I areas, while Missouri has two: the Hercules-Glades Wilderness Area and the Mingo Wilderness Area. States are required to submit revisions to their State Implementation Plans (SIPs) every ten years and the first round was due in 2007.
The Missouri Department of Natural Resources (MDNR) failed to submit a Missouri SIP revision to the EPA by the EPA's revised submittal deadline in August 2022 resulting in a "finding of failure". This finding of failure established a two-year deadline for the EPA to issue a Regional Haze Federal Implementation Plan (FIP) unless a revised SIP is approved. In July 2024, the EPA published in the Federal Register a proposal to partially approve and partially disapprove Missouri's Regional Haze SIP revision.
In August 2024, the EPA issued final disapproval of the Kansas Department of Health and Environment's (KDHE) July 2021 SIP revision for failing to conduct certain required analyses. In January 2026, the KDHE submitted a supplemental SIP revision to the EPA addressing those deficiencies, including analyses of Evergy's La Cygne Station, and determined no additional requirements should be necessary for any Kansas emission source.
In March 2025, the EPA announced plans to restructure the Regional Haze Program and in October 2025, the EPA published a Notice of Proposed Advanced Rulemaking requesting comments to assist in the development of regulatory changes to the current Regional Haze Program. In December 2025, the EPA issued a final rule extending the SIP revision deadline for the third ten-year implementation period from July 2028 to July 2031. Due to uncertainty regarding the status of the Regional Haze Program and when or if a Kansas or Missouri SIP or FIP is finalized, the overall costs of implementing the rules could be material to the Evergy Companies.
Greenhouse Gases
Burning fossil fuels releases carbon dioxide (CO2) and other greenhouse gases (GHG). Various regulations under the CAA limit CO2 and other GHG emissions. In 2015, the EPA established new GHG emission standards for fossil-fuel fired EGUs under the CAA. In April 2024, the EPA finalized new GHG emission guidelines that set CO2 emission limitations for new and existing fossil-fuel EGUs. In June 2025, the EPA published a proposed rule to repeal both the 2015 GHG emission standards and the April 2024 GHG emission standards. In the same June 2025 proposed rule, the EPA included an alternative proposal to repeal the most burdensome requirements of the 2024 rule including the elimination of carbon capture and sequestration (CCS). In February 2026, the EPA issued a final rule rescinding the 2009 GHG Endangerment Finding (Endangerment Finding). The Endangerment Finding applies to GHG emissions from new motor vehicles and also provides justification for declaring GHG emissions as a threat to public health and welfare, thereby establishing the basis for regulating GHG emission under the CAA. The rescission of the Endangerment Finding may be used in future rulemaking by the EPA to justify discontinuing the regulation of GHG emissions from the power sector. Due to uncertainty regarding when each of these proposed rules will be finalized, and the ongoing potential for judicial review, the Evergy Companies are unable to accurately assess the impacts on their operations or consolidated financial results, but the cost to comply could be material.
Regulation of Coal Combustion Residuals (CCRs)
In the course of operating their coal generation plants, the Evergy Companies produce CCRs, including fly ash, gypsum and bottom ash. The EPA published a rule to regulate CCRs in April 2015 that requires additional CCR handling, processing and storage equipment and closure of certain ash disposal units. In April 2024, the EPA finalized an expansion to the CCR regulations focused on legacy surface impoundments and historic placements of CCR. This regulation expands applicability of the 2015 CCR regulation to inactive landfills and beneficial use sites not previously regulated. Litigation could impact the timing or cost to comply. In March 2025, the EPA announced its plans to update the regulations that apply to CCRs, and in January 2026, finalized a rulemaking extending deadlines for compliance with various aspects of the CCR legacy rule. In April 2026, the EPA released a second proposed update to the CCR regulations which requests comment on a number of modifications, including, rescinding the CCR management unit requirements, providing a site-specific approach to CCR unit closure and groundwater monitoring and clarifying the allowed uses of CCR in beneficial uses. It is expected that the EPA will finalize this regulation in late 2026. The Evergy Companies are reviewing this proposal and cannot predict the contents of the final rulemaking.

The Evergy Companies have recorded asset retirement obligations (AROs) for their current estimates for the closure of ash disposal ponds, landfills and other historical placements of CCR. The revision of these AROs may be required in the future due to information collected in the CCR legacy rule regulation's Facility Evaluation Reports (FERs), changes in existing CCR regulations, the results of groundwater monitoring of CCR units, changes in interpretation of existing CCR regulations or changes in the timing or cost to close ash disposal ponds and landfills. The revision of AROs for regulated operations has no income statement impact due to the deferral of the adjustments through a regulatory asset. If revisions to these AROs are necessary, the impact on the Evergy Companies' operations or consolidated financial results could be material.
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
The operating expenses and capital costs, including construction of new generating facilities, billed for jointly-owned plants and billings for shared services are detailed in the following table.

Three Months Ended March 31	2026	2025
	(millions)
Evergy Kansas Central billings to Evergy Missouri West	$79.9	$7.7
Evergy Metro billings to Evergy Missouri West	24.3	25.8
Evergy Kansas Central billings to Evergy Metro	12.3	13.0
Evergy Metro billings to Evergy Kansas Central	32.2	32.9

Related Party Net Receivables and Payables
The following table summarizes Evergy Kansas Central's and Evergy Metro's related party net receivables and payables.

	March 31	December 31
	2026	2025
Evergy Kansas Central	(millions)
Net payable to Evergy	$(12.5)	$(13.3)
Net receivable from (payable to) Evergy Metro	(26.8)	10.6
Net receivable from Evergy Missouri West	36.1	34.6

Evergy Metro
Net receivable from Evergy	$23.4	$16.5
Net receivable from (payable to) Evergy Kansas Central	26.8	(10.6)
Net receivable from Evergy Missouri West	93.8	96.2
Money Pool
Evergy Kansas Central, Evergy Metro and Evergy Missouri West are authorized to participate in the Evergy, Inc. money pool, which is an internal financing arrangement in which funds may be lent on a short-term basis between Evergy Kansas Central, Evergy Metro, Evergy Missouri West and Evergy, Inc. Evergy, Inc. can lend but not borrow under the money pool.
As of March 31, 2026 and December 31, 2025, Evergy Kansas Central and Evergy Metro had no outstanding receivables or payables under the money pool.
Tax Allocation Agreement
Evergy files a consolidated federal income tax return as well as unitary and combined income tax returns in several state jurisdictions with Kansas and Missouri being the most significant. Income taxes for consolidated or combined subsidiaries are allocated to the subsidiaries based on separate company computations of income or loss. The following table summarizes Evergy Kansas Central's and Evergy Metro's income taxes payable to Evergy.

	March 31	December 31
	2026	2025
Evergy Kansas Central	(millions)
Income taxes payable to Evergy	$(23.6)	$(14.3)

Evergy Metro
Income taxes payable to Evergy	$(5.8)	$—

12. SHAREHOLDERS' EQUITY
ATM Program
In May 2025, Evergy entered into an equity distribution agreement, pursuant to which Evergy may sell, from time to time, up to an aggregate of $1.2 billion of its common stock through an ATM Program, which may utilize forward sales agreements. Evergy subsequently entered into forward sale agreements under the ATM program and as of March 31, 2026, the ATM Program had approximately $1.1 billion of common stock available for issuance.
The forward sale agreements outstanding as of March 31, 2026, can be settled at Evergy’s discretion on or prior to dates ranging from March 2027 to October 2027. On a settlement date or dates, if Evergy elects to physically settle a forward sale agreement, Evergy will issue shares of common stock to the counterparties at the then-applicable forward sale price. The initial forward sale price for the outstanding agreements ranged from $71.29 to $73.34, with a weighted average initial forward sale price of $72.50. The initial forward sale price is subject to adjustment on a daily basis based on an interest rate factor and decreased on certain dates by predetermined amounts to reflect expected dividend payments. The forward sale agreements will be physically settled unless Evergy elects to settle in cash or to net share settle. At March 31, 2026, Evergy could have settled the forward sale agreements with physical delivery of 1.7 million shares of common stock to the respective counterparties in exchange for cash of $123.3 million. Alternatively, the forward sale agreements could have also been settled at March 31, 2026, with delivery of approximately $15.9 million of cash or approximately 0.2 million shares of common stock to the counterparties, if Evergy elected net cash or net share settlement, respectively.
Evergy has not received any proceeds related to the outstanding forward sale agreements. The forward sale agreements have been classified as equity transactions.
13. TAXES
Effective Income Tax Rates
The Evergy Companies' effective income tax rates reflected in the financial statements are included in the following table.

Three Months Ended March 31	2026	2025
Evergy	2.2%	7.0%
Evergy Kansas Central	1.7%	4.3%
Evergy Metro	7.1%	15.0%
Evergy's effective income tax rate decreased for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to higher energy production and other income tax credits in addition to an increase in stock compensation deductible for tax purposes.
Evergy Kansas Central's effective income tax rate decreased for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to higher energy production tax credits and an increase in equity allowance for funds used during construction (AFUDC) not includible in taxable income.
Evergy Metro's effective income tax rate decreased for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to an increase in stock compensation deductible for tax purposes.

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

Three Months Ended March 31	2026	2025
	(millions)
OPERATING REVENUES	$1,443.7	$1,374.5
Less:
Fuel and purchased power	360.0	355.3
SPP network transmission costs	109.6	96.4
Operating and maintenance:
Operations and customer	146.7	147.1
Support	36.3	33.0
Other segment items, including benefit costs(a)	60.2	51.9
Depreciation and amortization	305.3	288.1
Taxes other than income tax	107.2	111.1
Interest expense	174.5	152.5
Income tax expense	3.4	9.6
Net income attributable to noncontrolling interests	3.1	3.1
Plus:
Total other income (expense), net	11.7	(3.0)
Equity in earnings of equity method investees, net of income taxes	2.4	1.6
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$151.5	$125.0
(a) Other segment items include benefits expense associated with Operations, Customer and Support employees, regulatory amortization expense, expense associated with energy efficiency programs and credit loss expense, among other items.
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following combined Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the consolidated financial statements and accompanying notes in this combined Quarterly Report on Form 10-Q and the Evergy Companies' combined 2025 Form 10-K. None of the registrants make any representation as to information related solely to Evergy, Evergy Kansas Central or Evergy Metro other than itself.

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
Evergy Metro's 2026 Rate Case Proceeding
In February 2026, Evergy Metro filed an application with the MPSC to request an increase to its retail revenues of approximately $140 million. Evergy Metro's request reflected a return on equity of 10.5% (with a capital structure composed of 52% equity) and increases related to the recovery of infrastructure investments made to improve reliability and enhance customer service and the update of expenses to current levels of spend. An evidentiary hearing in the case is scheduled to occur in October 2026 and new rates are expected to be effective in January 2027.
Large Load Customers
In the first quarter of 2026, the Evergy Companies signed ESAs with multiple large load customers to serve data centers with a projected peak steady state load of approximately 2,500 MWs. The ESAs relate to three new projects and the expansion of two separate projects previously announced. The ESAs' terms reflect the applicable provisions of the Evergy Companies’ LLPS rate plans. The service of these large load customers, inclusive of an optional transitional load period not to exceed five years, has commenced or is expected to commence at dates ranging from 2026 to 2028.

Convertible Note Repurchases
In January and February 2026, Evergy, Inc. repurchased $244.1 million aggregate principal amount of its $1.4 billion aggregate principal amount of Convertible Notes, under separate, privately negotiated repurchase agreements with certain holders of its Convertible Notes, for a total repurchase cost (including fees and excluding accrued and unpaid interest) of $309.5 million. After these January and February 2026 repurchases, $1,155.9 million aggregate principal amount of Convertible Notes remain outstanding as of March 31, 2026. See "Convertible Notes" in Note 7 to the consolidated financial statements for additional information regarding Evergy, Inc.'s repurchase of Convertible Notes.
Regulatory Proceedings
See Note 4 to the consolidated financial statements for information regarding other regulatory proceedings.
Wolf Creek Refueling Outage
Wolf Creek's most recent refueling outage began in October 2025 and the unit returned to service in November 2025. Wolf Creek's next refueling outage is planned to begin in the spring of 2027.
Earnings Overview
The following table summarizes Evergy's net income and diluted EPS.

Three Months Ended March 31	2026	Change	2025
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$151.5	$26.5	$125.0
Earnings per common share, diluted	0.64	0.10	0.54
Net income attributable to Evergy, Inc. increased for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to new Evergy Kansas Central retail rates effective in October 2025, higher non-regulated energy marketing revenue, higher equity AFUDC and corporate-owned life insurance (COLI) proceeds and lower income tax expense; partially offset by higher depreciation, interest and operating and maintenance expense.
Diluted EPS increased for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to the increase in net income attributable to Evergy, Inc. discussed above.
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
Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) for the three months ended March 31, 2026, were $161.8 million or $0.69 per share. For the three months ended March 31, 2025, Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) were recast to conform to the current year calculation of adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP), resulting in adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) of $127.8 million or $0.55 per share.
In addition to net income attributable to Evergy, Inc. and diluted EPS, Evergy's management uses adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) to evaluate earnings and EPS without:
i.losses from the repurchase of a portion of Evergy's Convertible Notes; and
ii.unrealized gains and losses from non-regulated investments in early-stage clean energy and energy solution companies and costs related to the disposal of these investments.
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

	Earnings (Loss)	Earnings per Diluted Share	Earnings (Loss)	Earnings per Diluted Share
Three Months Ended March 31	2026		2025
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$151.5	$0.64	$125.0	$0.54
Non-GAAP reconciling items:
Losses from the repurchase of convertible notes, pre-tax(a)	10.3	0.05	—	—
Losses from investments in early-stage clean energy and energy solution companies, pre-tax(b)	0.4	—	3.6	0.01
Income tax benefit(c)	(0.4)	—	(0.8)	—
Adjusted earnings (non-GAAP)	$161.8	$0.69	$127.8	$0.55
(a)Reflects losses and fees of $10.3 million related to Evergy's repurchase of $244.1 million aggregate principal amount of its Convertible Notes in the first quarter 2026 that are included in interest expense on the consolidated statements of comprehensive income.
(b)Reflects unrealized gains of $0.2 million and unrealized losses of $3.6 million for the three months ended March 31, 2026 and 2025, respectively, from non-regulated investments in early-stage clean energy and energy solution companies that are included in investment earnings on the consolidated statements of comprehensive income and $0.6 million for the three months ended March 31, 2026, of costs related to the disposal of these investments that are included in operating and maintenance expense on the consolidated statements of comprehensive income. Adjustments for the three months ended March 31, 2025, have been recast to conform to the current year calculation of adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) that exclude these amounts. Evergy is in the process of disposing these investments.
(c)Reflects an income tax effect calculated at a statutory rate of approximately 22%, with the exception of certain non-deductible items.

ENVIRONMENTAL MATTERS
See Note 10 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 11 to the consolidated financial statements for information regarding related party transactions.

EVERGY RESULTS OF OPERATIONS
The following table summarizes Evergy's comparative results of operations.

Three Months Ended March 31	2026	Change	2025
	(millions)
Operating revenues	$1,443.7	$69.2	$1,374.5
Fuel and purchased power	360.0	4.7	355.3
SPP network transmission costs	109.6	13.2	96.4
Operating and maintenance	243.2	11.2	232.0
Depreciation and amortization	305.3	17.2	288.1
Taxes other than income tax	107.2	(3.9)	111.1
Income from operations	318.4	26.8	291.6
Other income (expense), net	11.7	14.7	(3.0)
Interest expense	174.5	22.0	152.5
Income tax expense	3.4	(6.2)	9.6
Equity in earnings of equity method investees, net of income taxes	2.4	0.8	1.6
Net income	154.6	26.5	128.1
Less: Net income attributable to noncontrolling interests	3.1	—	3.1
Net income attributable to Evergy, Inc.	$151.5	$26.5	$125.0

Gross Margin (GAAP) and Utility Gross Margin (non-GAAP)
The following table summarizes Evergy's gross margin (GAAP) and MWhs sold and reconciles Evergy's gross margin (GAAP) to Evergy's utility gross margin (non-GAAP). See "Executive Summary - Non-GAAP Measures", above for additional information regarding gross margin (GAAP) and utility gross margin (non-GAAP).

	Revenues and Expenses			MWhs Sold
Three Months Ended March 31	2026	Change	2025	2026	Change	2025
Retail revenues	(millions)			(thousands)
Residential	$482.7	$(27.2)	$509.9	3,821	(234)	4,055
Commercial	440.1	3.6	436.5	4,507	82	4,425
Industrial	160.3	15.3	145.0	2,073	195	1,878
Other retail revenues	11.4	1.3	10.1	20	(4)	24
Total electric retail	1,094.5	(7.0)	1,101.5	10,421	39	10,382
Wholesale revenues	107.1	58.5	48.6	3,163	(432)	3,595
Transmission revenues	133.6	(0.4)	134.0	N/A	N/A	N/A
Other revenues	108.5	18.1	90.4	N/A	N/A	N/A
Operating revenues	1,443.7	69.2	1,374.5	13,584	(393)	13,977
Fuel and purchased power	(360.0)	(4.7)	(355.3)
SPP network transmission costs	(109.6)	(13.2)	(96.4)
Operating and maintenance(a)	(132.6)	(3.5)	(129.1)
Depreciation and amortization	(305.3)	(17.2)	(288.1)
Taxes other than income tax	(107.2)	3.9	(111.1)
Gross margin (GAAP)	429.0	34.5	394.5
Operating and maintenance(a)	132.6	3.5	129.1
Depreciation and amortization	305.3	17.2	288.1
Taxes other than income tax	107.2	(3.9)	111.1
Utility gross margin (non-GAAP)	$974.1	$51.3	$922.8
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $110.6 million and $102.9 million for the three months ended March 31, 2026 and 2025, respectively.

Evergy's gross margin (GAAP) increased $34.5 million for the three months ended March 31, 2026, compared to the same period in 2025 and Evergy's utility gross margin (non-GAAP) increased $51.3 million for the three months ended March 31, 2026, compared to the same period in 2025, both measures were driven by:
•a $40.0 million increase from new Evergy Kansas Central retail rates effective in October 2025; and
•a $16.6 million increase in revenue related to non-regulated energy marketing activity at Evergy Kansas Central; partially offset by
•a $5.3 million decrease primarily due to unfavorable weather (heating degree days decreased by 20%); partially offset by higher weather-normalized demand.
Additionally, the increase in Evergy's gross margin (GAAP) was also impacted by:
•a $17.2 million increase in depreciation and amortization as further described below; and
•a $3.5 million increase in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by a $2.4 million increase in transmission and distribution operating and maintenance expense as further described below; partially offset by
•a $3.9 million decrease in taxes other than income tax as further described below.

Operating and Maintenance
Evergy's operating and maintenance expense increased $11.2 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily driven by:
•a $6.7 million increase in general and administrative labor and employee benefits expense, primarily due to higher medical claims; and
•a $2.4 million increase in transmission and distribution operating and maintenance expenses primarily at Evergy Kansas Central primarily due to a $3.1 million increase in non-labor expense including higher contractor costs.
Depreciation and Amortization
Evergy's depreciation and amortization expense increased $17.2 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to capital additions.
Taxes Other Than Income Tax
Evergy's taxes other than income tax decreased $3.9 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily driven by a decrease in Evergy Kansas Central's 2026 amortization of the Kansas property tax rider.
Other Income (Expense), Net
Evergy's other expense, net for the three months ended March 31, 2025, became other income, net for the three months ended March 31, 2026, as a result of a $14.7 million increase in net other income items, primarily driven by:
•a $7.9 million increase in equity AFUDC primarily at Evergy Kansas Central and Evergy Missouri West primarily due to higher average construction work in progress (CWIP) balances in 2026; and
•a $6.4 million increase due to higher Evergy Kansas Central COLI benefits in 2026.
Interest Expense
Evergy's interest expense increased $22.0 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily driven by:
•an $18.9 million increase due to issuances of long-term debt;
•a $10.3 million increase related to Evergy's repurchase of a portion of its Convertible Notes in 2026; and
•a $2.8 million increase in interest expense on short-term borrowings primarily due to higher short-term debt balances in 2026; partially offset by
•a $6.9 million decrease due to the repayment of long-term debt;
•a $5.0 million decrease due to higher debt AFUDC primarily at Evergy Missouri West driven by higher average CWIP balances in 2026.
Income Tax Expense
Evergy's income tax expense decreased $6.2 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily driven by a $4.0 million decrease related to higher energy production and other income tax credits in 2026.
LIQUIDITY AND CAPITAL RESOURCES
Evergy relies primarily upon cash from operations, short-term borrowings, debt, equity and hybrid security issuances and its existing cash and cash equivalents to fund its capital requirements. Evergy's capital requirements primarily consist of capital expenditures, payment of contractual obligations and other commitments, and the payment of dividends to shareholders. Evergy expects cash flows to be sufficient to meet existing short-term capital requirements. See the Evergy Companies' combined 2025 Form 10-K for more information on Evergy's sources and uses of cash.

Short-Term Borrowings
As of March 31, 2026, Evergy had $968.8 million of available borrowing capacity under its master credit facility. The available borrowing capacity under the master credit facility consisted of $393.9 million for Evergy, Inc., $308.0 million for Evergy Kansas Central, $199.2 million for Evergy Metro and $67.7 million for Evergy Missouri West. The Evergy Companies' borrowing capacity under the master credit facility also supports their issuance of commercial paper. See Note 6 to the consolidated financial statements for more information regarding the master credit facility.
In January 2026, Evergy, Inc. entered into a $55.0 million unsecured Term Loan Credit Agreement with an expiration date in January 2027. In February 2026, Evergy, Inc. entered into a $500.0 million unsecured Term Loan Credit Agreement with an expiration date in February 2027. Evergy's borrowings under the $500.0 million unsecured Term Loan Credit Agreement were used for, among other things, the repayment in full of all borrowings under the $55.0 million Term Loan Credit Agreement and the partial repurchase of Evergy's Convertible Notes as further described in Note 7 to the consolidated financial statements.
Along with cash flows from operations and receivable sales facilities, Evergy generally uses borrowings under its master credit facility and the issuance of commercial paper to meet its day-to-day cash flow requirements. Evergy may also utilize these short-term borrowings to repay maturing long-term debt until the long-term debt is able to be refinanced.
Long-Term Debt
In May 2026, Evergy, Inc. entered into a Delayed Draw Term Loan Agreement in which lenders have committed to provide term loans in an aggregate principal amount of up to $1.0 billion, maturing in November 2027. If not fully utilized, the term loan commitments expire in August 2026. Evergy has not made any borrowings under the Delayed Draw Term Loan Agreement.
See Note 7 to the consolidated financial statements for information regarding significant debt issuances.
Pensions
See Note 5 to the consolidated financial statements for information regarding Evergy's pension and post-retirement plan contributions.
ATM Program
See Note 12 to the consolidated financial statements for information regarding Evergy's ATM Program.
Debt Covenants
As of March 31, 2026, Evergy was in compliance with all debt covenants under the master credit facility and certain debt instruments that contain restrictions that require the maintenance of certain capitalization and leverage ratios. See Note 6 to the consolidated financial statements for more information.
Cash Flows
The following table presents Evergy's cash flows from operating, investing and financing activities.

Three Months Ended March 31	2026	2025
	(millions)
Cash Flows from Operating Activities	$362.5	$449.6
Cash Flows used in Investing Activities	(756.6)	(598.9)
Cash Flows from Financing Activities	400.7	171.6
Cash Flows from Operating Activities
Evergy's cash flows from operating activities decreased $87.1 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily driven by decreased collections from customers related to a February 2021 winter weather event and an increase in fuel inventory, primarily driven by coal purchases.

Cash Flows used in Investing Activities
Evergy's cash flows used in investing activities increased $157.7 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily driven by:
•a $259.1 million increase in additions to property, plant and equipment, due to increased spending for a variety of capital projects, including construction of new generating facilities; partially offset by
•a $48.9 million increase in proceeds from COLI investments, primarily at Evergy Kansas Central due to higher policy settlements in 2026.
Cash Flows from Financing Activities
Evergy's cash flows from financing activities increased $229.1 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily driven by:
•a $500.0 million increase due to proceeds from term loans, net of repayments, executed in 2026; and
•a $330.3 million increase in short-term debt primarily driven by higher repayment of short-term debt in 2025 with proceeds from long-term debt ; partially offset by
•a $246.2 million decrease in proceeds from long-term debt, net due to the issuance of $594.2 million of long-term debt for the three months ended March 31, 2025, compared to the issuance of $348.0 million of long-term debt for the same period in 2026; and
•a $309.5 million decrease due to retirements of long-term debt driven by Evergy's repurchase of $244.1 million aggregate principal amount of the Convertible Notes in 2026.
EVERGY KANSAS CENTRAL, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Kansas Central is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Kansas Central's comparative results of operations.

Three Months Ended March 31	2026	Change	2025
	(millions)
Operating revenues	$773.1	$64.0	$709.1
Fuel and purchased power	130.7	4.2	126.5
SPP network transmission costs	109.6	13.2	96.4
Operating and maintenance	120.9	11.4	109.5
Depreciation and amortization	153.0	10.9	142.1
Taxes other than income tax	57.2	(3.6)	60.8
Income from operations	201.7	27.9	173.8
Other income, net	10.9	10.3	0.6
Interest expense	64.2	4.9	59.3
Income tax expense	2.4	(2.5)	4.9
Equity in earnings of equity method investees, net of income taxes	1.0	0.3	0.7
Net income	147.0	36.1	110.9
Less: Net income attributable to noncontrolling interests	3.1	—	3.1
Net income attributable to Evergy Kansas Central, Inc.	$143.9	$36.1	$107.8

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

	Revenues and Expenses			MWhs Sold
Three Months Ended March 31	2026	Change	2025	2026	Change	2025
Retail revenues	(millions)			(thousands)
Residential	$217.3	$(6.4)	$223.7	1,488	(119)	1,607
Commercial	188.5	4.9	183.6	1,721	12	1,709
Industrial	108.7	12.6	96.1	1,305	125	1,180
Other retail revenues	5.8	(0.3)	6.1	7	(3)	10
Total electric retail	520.3	10.8	509.5	4,521	15	4,506
Wholesale revenues	86.6	14.1	72.5	2,197	36	2,161
Transmission revenues	124.7	1.5	123.2	N/A	N/A	N/A
Other revenues	41.5	37.6	3.9	N/A	N/A	N/A
Operating revenues	773.1	64.0	709.1	6,718	51	6,667
Fuel and purchased power	(130.7)	(4.2)	(126.5)
SPP network transmission costs	(109.6)	(13.2)	(96.4)
Operating and maintenance (a)	(60.9)	(4.2)	(56.7)
Depreciation and amortization	(153.0)	(10.9)	(142.1)
Taxes other than income tax	(57.2)	3.6	(60.8)
Gross margin (GAAP)	261.7	35.1	226.6
Operating and maintenance (a)	60.9	4.2	56.7
Depreciation and amortization	153.0	10.9	142.1
Taxes other than income tax	57.2	(3.6)	60.8
Utility gross margin (non-GAAP)	$532.8	$46.6	$486.2
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $60.0 million and $52.8 million for the three months ended March 31, 2026 and 2025, respectively.

Evergy Kansas Central's gross margin (GAAP) increased $35.1 million for the three months ended March 31, 2026, compared to the same period in 2025, and Evergy Kansas Central's utility gross margin (non-GAAP) increased $46.6 million for the three months ended March 31, 2026, compared to the same period in 2025, both measures were driven by:
•a $40.0 million increase from new Evergy Kansas Central retail rates effective in October 2025; and
•a $16.6 million increase in revenue related to non-regulated energy marketing activity; partially offset by
•a $10.0 million decrease primarily due to unfavorable weather (heating degree days decreased 22%); partially offset by higher weather-normalized demand.
Additionally, the increase in Evergy Kansas Central's gross margin (GAAP) was also impacted by:
•a $10.9 million increase in depreciation and amortization as further described below; and
•a $4.2 million increase in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities driven by an increase in transmission and distribution operating and maintenance expense as further described below; partially offset by
•a $3.6 million decrease in taxes other than income tax as further described below.

Evergy Kansas Central Operating and Maintenance
Evergy Kansas Central's operating and maintenance expense increased $11.4 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily driven by:
•a $3.9 million increase in general and administrative labor and employee benefits expense including higher medical claims; and
•a $4.2 million increase in transmission and distribution operating and maintenance expenses primarily driven by a $3.1 million increase in non-labor costs including higher contractor costs.
Evergy Kansas Central Depreciation and Amortization
Evergy Kansas Central's depreciation and amortization expense increased $10.9 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to capital additions.
Evergy Kansas Central Taxes Other than Income Tax
Evergy Kansas Central's taxes other than income tax decreased $3.6 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily driven by a decrease in the 2026 amortization of the Kansas property tax rider.
Evergy Kansas Central Other Income, Net
Evergy Kansas Central's other income, net increased $10.3 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily driven by:
•a $6.9 million increase due to recording higher COLI benefits in 2026; and
•a $5.2 million increase in equity AFUDC driven by higher average CWIP balances in 2026.
Evergy Kansas Central Interest Expense
Evergy Kansas Central's interest expense increased $4.9 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily driven by:
•a $9.9 million increase due to issuances of long-term debt; and
•a $2.3 million increase due to decreases in carrying costs deferred to a regulatory asset in accordance with plant-in-service accounting (PISA); partially offset by
•a $5.3 million decrease in interest expense on short-term borrowings primarily due to lower short-term debt balances in 2026; and
•a $2.0 million decrease due to the repayment of long-term debt.

EVERGY METRO, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Metro is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Metro's comparative results of operations.

Three Months Ended March 31	2026	Change	2025
	(millions)
Operating revenues	$445.4	$17.7	$427.7
Fuel and purchased power	152.7	14.9	137.8
Operating and maintenance	72.1	1.6	70.5
Depreciation and amortization	107.3	3.5	103.8
Taxes other than income tax	36.2	(0.5)	36.7
Income from operations	77.1	(1.8)	78.9
Other income (expense), net	(0.8)	(1.7)	0.9
Interest expense	37.3	1.0	36.3
Income tax expense	2.8	(3.8)	6.6
Net income	$36.2	$(0.7)	$36.9

Evergy Metro Gross Margin (GAAP) and Utility Gross Margin (non-GAAP)
The following table summarizes Evergy Metro's gross margin (GAAP) and MWhs sold and reconciles Evergy Metro's gross margin (GAAP) to Evergy Metro's utility gross margin (non-GAAP). See "Executive Summary - Non-GAAP Measures" for additional information regarding gross margin (GAAP) and utility gross margin (non-GAAP).

	Revenues and Expenses			MWhs Sold
Three Months Ended March 31	2026	Change	2025	2026	Change	2025
Retail revenues	(millions)			(thousands)
Residential	$155.4	$(11.5)	$166.9	1,365	(68)	1,433
Commercial	169.4	(2.3)	171.7	1,820	(26)	1,846
Industrial	29.5	1.2	28.3	423	30	393
Other retail revenues	2.8	0.5	2.3	10	—	10
Total electric retail	357.1	(12.1)	369.2	3,618	(64)	3,682
Wholesale revenues	21.9	50.9	(29.0)	1,066	(233)	1,299
Transmission revenues	6.3	(1.1)	7.4	N/A	N/A	N/A
Other revenues	60.1	(20.0)	80.1	N/A	N/A	N/A
Operating revenues	445.4	17.7	427.7	4,684	(297)	4,981
Fuel and purchased power	(152.7)	(14.9)	(137.8)
Operating and maintenance (a)	(51.2)	0.1	(51.3)
Depreciation and amortization	(107.3)	(3.5)	(103.8)
Taxes other than income tax	(36.2)	0.5	(36.7)
Gross margin (GAAP)	98.0	(0.1)	98.1
Operating and maintenance (a)	51.2	(0.1)	51.3
Depreciation and amortization	107.3	3.5	103.8
Taxes other than income tax	36.2	(0.5)	36.7
Utility gross margin (non-GAAP)	$292.7	$2.8	$289.9
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $20.9 million and $19.2 million for the three months ended March 31, 2026 and 2025, respectively.

Evergy Metro's gross margin (GAAP) decreased $0.1 million for the three months ended March 31, 2026, compared to the same period in 2025, and Evergy Metro's utility gross margin (non-GAAP) increased $2.8 million for the three months ended March 31, 2026, compared to the same period in 2025, both measures were driven by:
•a $2.8 million increase primarily due to favorable weather-normalized demand and retail pricing; partially offset by unfavorable weather (heating degree days decreased 19%).
Additionally, the decrease in Evergy Metro's gross margin (GAAP) was also impacted by:
•a $3.5 million increase in depreciation and amortization as further described below; partially offset by
•a $0.5 million decrease in taxes other than income tax; and
•a $0.1 million decrease in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities.
Evergy Metro Depreciation and Amortization
Evergy Metro's depreciation and amortization expense increased $3.5 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to capital additions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of business, Evergy faces risks that are either non-financial or non-quantifiable. Such risks principally include business, legal, operational and credit risks and are discussed elsewhere in this report as well as in the Evergy Companies' combined 2025 Form 10-K and therefore are not represented here.
Evergy's interim period disclosures about market risk included in quarterly reports on Form 10-Q address material changes, if any, from the most recently filed annual report on Form 10-K. Therefore, these interim period disclosures should be read in conjunction with Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk included in the Evergy Companies' combined 2025 Form 10-K. Evergy's exposure to market risk has not changed materially since December 31, 2025.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Kansas Central's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Metro's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Other Proceedings
The Evergy Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 4 and 10 to the consolidated financial statements.  Such information is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Actual results in future periods for the Evergy Companies could differ materially from historical results and the forward-looking statements contained in this report. The business of the Evergy Companies is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond their control. Additional risks and uncertainties not presently known or that management currently believes to be immaterial may also adversely affect the Evergy Companies. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors included in the 2025 Form 10-K for each of Evergy, Evergy Kansas Central and Evergy Metro, as well as Quarterly Reports on Form 10-Q and from time to time in Current Reports on Form 8-K filed by Evergy, Evergy Kansas Central and Evergy Metro. There have been no material changes with regard to those risk factors since the filing of the 2025 Form 10-K for each of Evergy, Evergy Kansas Central and Evergy Metro. This information, as well as the other information included in this report and in the other documents filed with the SEC, should be carefully considered before making an investment in the securities of the Evergy Companies. Risk factors of Evergy Kansas Central and Evergy Metro are also risk factors of Evergy.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities
The following table provides information regarding purchases by Evergy of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2026.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased(a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - 31	392	$72.63	—	—
February 1 - 28	680	77.77	—	—
March 1 - 31	89,592	83.55	—	—
Total	90,664	$83.46	—	—
(a) Represents shares Evergy purchased for withholding taxes related to the vesting of RSUs.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
Annual Shareholder Meeting Results
Evergy's annual meeting of shareholders was held on May 5, 2026. In accordance with the recommendations of the Board, the shareholders (i) elected twelve directors; (ii) approved, on an advisory and non-binding basis, the 2025 compensation of Evergy's named executive officers; and (iii) ratified the appointment of Deloitte & Touche LLP as independent registered public accountants for 2026. The proposals voted upon at the annual meeting, as well as the voting results for each proposal are set forth below.

Item 1 on the Proxy Card. The twelve persons named below were elected, as proposed in the proxy statement, to serve as directors until Evergy's annual meeting in 2026, and until their successors are elected and qualified. The voting regarding the election was as follows:

	Number of Votes
	For	Against	Abstain	Broker Non-Votes
David A. Campbell	183,017,922	3,982,843	488,265	21,792,652
B. Anthony Isaac	182,550,874	4,450,081	488,075	21,792,652
Paul M. Keglevic	186,044,078	962,004	482,948	21,792,652
Mary L. Landrieu	185,292,368	1,726,976	469,686	21,792,652
Sandra A.J. Lawrence	181,048,878	5,975,478	464,674	21,792,652
Ann D. Murtlow	184,998,923	1,980,526	509,581	21,792,652
Dean A. Newton	186,367,187	640,896	480,947	21,792,652
Sandra J. Price	184,326,375	2,651,627	511,028	21,792,652
Jonathan D. Rolph	186,235,322	760,122	493,586	21,792,652
James Scarola	186,345,644	656,316	487,070	21,792,652
Neal A. Sharma	186,279,549	725,376	484,105	21,792,652
C. John Wilder	186,259,399	694,229	535,402	21,792,652
Item 2 on the Proxy Card. In an advisory and non-binding "say on pay" vote, shareholders approved the 2025 compensation of Evergy's named executive officers, with the following vote:

Number of Votes
For	Against	Abstain	Broker Non-Votes
180,310,780	6,310,855	867,395	21,792,652
Item 3 on the Proxy Card. Shareholders voted for the ratification and confirmation of the appointment of Deloitte & Touche LLP as Evergy's independent registered public accounting firm for 2026, with the following vote:

Number of Votes
For	Against	Abstain	Broker Non-Votes
201,388,566	7,302,623	590,493	0
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
Securities Trading Plans of Directors and Executive Officers
For the three months ended March 31, 2026, no director or officer has adopted, terminated or modified a Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangement required to be disclosed under Item 408(a) of Regulation S-K.

Delayed Draw Term Loan
On May 5, 2026, Evergy, Inc. entered into a Delayed Draw Term Loan Agreement in which lenders have committed to provide term loans in an aggregate principal amount of up to $1.0 billion, maturing on November 5, 2027. If not fully utilized, the term loan commitments expire on August 10, 2026. Evergy has not made any borrowings under the Delayed Draw Term Loan Agreement.

ITEM 6. EXHIBITS

Exhibit Number		Description of Document	Registrant

4.1	*
Eighth Supplemental Indenture, dated as of March 10, 2026 between Evergy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, and the form of global note included therein (Exhibit 4.1 to Evergy's Form 8-K filed on March 10, 2026).
Evergy

10.1	*	Term Loan Credit Agreement, dated as of January 7, 2026 between Evergy, Inc. and Bank of America, N.A., as the lender (Exhibit 10.1 to Evergy's Form 8-K filed on January 7, 2026).	Evergy

10.2	*
Term Loan Credit Agreement, dated as of February 11, 2026, by and among Evergy, Inc., Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto from time to time (Exhibit 10.1 to Evergy's Form 8-K filed on February 11, 2026.
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

EVERGY, INC.

Dated:	May 6, 2026	By: /s/ W. Bryan Buckler
(W. Bryan Buckler)
(Executive Vice President and Chief Financial Officer)

EVERGY KANSAS CENTRAL, INC.

Dated:	May 6, 2026	By: /s/ W. Bryan Buckler
(W. Bryan Buckler)
(Executive Vice President and Chief Financial Officer)

EVERGY METRO, INC.

Dated:	May 6, 2026	By: /s/ W. Bryan Buckler
(W. Bryan Buckler)
(Executive Vice President and Chief Financial Officer)