Form 10-Q
period 2026-06-30
Evergy, Inc.; EVERGY METRO, INC.; EVERGY KANSAS CENTRAL, INC.
filed 2026-08-06
CIK 1711269, 54476, 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

On July 31, 2026, Evergy, Inc. had 230,567,172 shares of common stock outstanding.  On July 31, 2026, Evergy Metro, Inc. and Evergy Kansas Central, Inc. each had one share of common stock outstanding and held by Evergy, Inc.

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
In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Evergy Companies are providing a number of risks, uncertainties and other factors that could cause actual results to differ from the forward-looking information. These risks, uncertainties and other factors include, but are not limited to: economic and weather conditions and any impact on sales, prices and costs; significant changes in the demand for electricity, including, demand from data centers and other large load customers, and customer adoption of alternative energy sources, such as distributed generation; changes in business strategy or operations, including with respect to the Evergy Companies' strategy to meet demand requirements of existing and future customers; uncertainties related to projected rapid growth in electricity demand driven primarily by data centers and other large load customers and the related requirement for new generation and transmission investments, creating capital access, revenue recovery and customer affordability risks; the impact of federal, state and local political, legislative, judicial and regulatory actions or developments, including deregulation, re-regulation, securitization and restructuring of the electric utility industry; prolonged or recurring U.S. federal government shutdowns; changes in U.S. trade policies (including tariffs and other trade measures) and responses from other countries; the ability to build or acquire generation, battery storage and transmission facilities to meet the future demand for electricity from customers; the ability to control costs, avoid cost and schedule overruns during the development, construction and operation of generation, battery storage, transmission, distribution or other projects due to challenges, which include, but are not limited to, changes in labor costs, availability and productivity, challenges with the management of contractors or vendors, subcontractor performance, shortages, delays, increased costs or inconsistent quality of equipment, materials and labor and increased financing costs as a result of changes in interest rates or as a result of project delays; decisions of regulators regarding, among other things, customer rates and the prudency of operational decisions such as capital expenditures and asset retirements; changes in applicable laws, regulations, rules, principles or practices, or the interpretations thereof, governing tax, accounting and environmental matters, including air and water quality and waste management and disposal; development, adoption and use of artificial intelligence by the Evergy Companies and its third-party vendors; the impact of climate change, including increased frequency and severity of significant weather events; risks relating to potential wildfires, including costs of litigation, potential regulatory penalties and damages in excess of insurance liability coverage; the sufficiency of the Evergy Companies' insurance coverage, including availability, cost, coverage and terms and ability to recover claims; the extent to which counterparties are willing to do business with, finance the operations of or purchase energy from the Evergy Companies due to the fact that the Evergy Companies operate coal-fired generation; prices and availability of electricity and natural gas in wholesale markets; market perception of the energy industry and the Evergy Companies; the impact of future pandemic health events on, among other things, sales, results of operations, financial position, liquidity and cash flows, and also on operational issues, such as supply chain issues and the availability and ability of the Evergy Companies' employees and suppliers to perform the functions that are necessary to operate the Evergy Companies; changes in the energy trading markets in which the Evergy Companies participate, including retroactive repricing of transactions by regional transmission organizations (RTO) and independent system operators; financial market conditions and performance, disruptions in the banking industry, including volatility in interest rates and credit spreads and in availability and cost of capital and the effects on derivatives and hedges and ability to obtain capital to finance large construction projects, nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments including new large data center customers; impact of physical and cybersecurity breaches, criminal activity, terrorist attacks, acts of war and other disruptions to the Evergy Companies' facilities or information technology infrastructure or the facilities and infrastructure of third-party service providers on which the Evergy Companies rely; impact of geopolitical conflicts on the global energy market, including the ability to contract for non-Russian sourced uranium; ability to carry out marketing and sales plans; cost, availability, quality and timely provision of equipment, supplies, labor and fuel; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; the Evergy Companies' ability to manage their generation, transmission and distribution development plans and transmission joint ventures; the inherent risks associated with the ownership and operation of a nuclear facility, including environmental, health, safety, regulatory and financial risks; workforce risks, including those related to the Evergy Companies' ability to attract and retain qualified personnel, maintain satisfactory relationships with their labor unions and manage costs of, or changes in, wages, retirement, health care and other benefits; disruption, costs and uncertainties caused by or related to the actions of individuals or entities, such as activist shareholders or special interest groups, that seek to influence Evergy's strategic plan, financial results or operations; the impact of changing expectations and demands of the Evergy Companies' customers, regulators, investors and stakeholders, including differing views on environmental, social and governance concerns; the possibility that strategic initiatives, including mergers, acquisitions, joint ventures and divestitures, and long-term financial plans, may not create the value that they are expected to achieve in a timely manner or at all; difficulties in maintaining relationships with customers, employees, contractors, regulators or suppliers; the outcome of litigation involving the Evergy Companies; and other risks and uncertainties.
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

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AEP	American Electric Power Company, Inc.
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income
AROs	Asset retirement obligations
ATM Program	At-the-market equity offering program
CAA	Clean Air Act
CCN	Certificate of Convenience and Necessity
CCRs	Coal combustion residuals
CCS	Carbon capture and sequestration
COLI	Corporate-owned life insurance
CO2	Carbon dioxide
CSAPR	Cross-State Air Pollution Rule
CWIP	Construction work in progress
EDIT	Excess deferred income taxes
EIRR	Environmental Improvement Revenue Refunding
EGU	Electric generating unit
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
ESA	Electric service agreement
Evergy	Evergy, Inc. and its consolidated subsidiaries
Evergy Board	Evergy Board of Directors
Evergy Companies	Evergy, Evergy Kansas Central, and Evergy Metro, collectively, which are individual registrants within the Evergy consolidated group
Evergy Kansas Central	Evergy Kansas Central, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Kansas South	Evergy Kansas South, Inc., a wholly-owned subsidiary of Evergy Kansas Central
Evergy Metro	Evergy Metro, Inc., a wholly-owned subsidiary of Evergy, and its consolidated subsidiaries
Evergy Missouri West	Evergy Missouri West, Inc., a wholly-owned subsidiary of Evergy
Evergy Transmission Company	Evergy Transmission Company, LLC
Exchange Act	The Securities Exchange Act of 1934, as amended
FER	Facility Evaluation Report
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
FMBs	First Mortgage Bonds
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
ITFIP	Interstate Transport Federal Implementation Plans
ITSIP	Interstate Transport State Implementation Plans
JEC	Jeffrey Energy Center

Abbreviation or Acronym	Definition
KCC	State Corporation Commission of the State of Kansas
KDHE	Kansas Department of Health & Environment
kV	Kilovolt
LLPS	Large Load Power Service
MDNR	Missouri Department of Natural Resources
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
NOx	Nitrogen oxide
NPNS	Normal purchases and normal sales
OCI	Other comprehensive income
OMB	Office of Management and Budget
PISA	Plant-in-service accounting
Prairie Wind	Prairie Wind Transmission, LLC, 50% owned by Evergy Kansas Central
RSU	Restricted share unit
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SIP	State implementation plan
SPP	Southwest Power Pool, Inc.
TCR	Transmission congestion rights
TDC	Transmission delivery charge
TFR	Transmission formula rate
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by Evergy Transmission Company
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2026	2025
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$21.8	$19.8
Receivables, net of allowance for credit losses of $13.3 and $15.3, respectively	401.4	214.2
Accounts receivable pledged as collateral	356.0	402.0
Fuel inventory and supplies	867.5	828.9
Income taxes receivable	—	8.2
Regulatory assets, includes $17.1 and $16.7 related to variable interest entity, respectively	247.5	217.4
Prepaid expenses	77.6	77.9
Other	93.5	47.4
Total Current Assets	2,065.3	1,815.8
PROPERTY, PLANT AND EQUIPMENT, NET, includes $115.8 and $119.4 related to variable interest entity, respectively	27,405.6	26,301.5
OTHER ASSETS:
Regulatory assets, includes $269.2 and $277.9 related to variable interest entity, respectively	1,959.7	1,885.3
Nuclear decommissioning trust	1,080.2	1,016.8
Goodwill	2,336.6	2,336.6
Other	505.8	592.5
Total Other Assets	5,882.3	5,831.2
TOTAL ASSETS	$35,353.2	$33,948.5
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2026	2025
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt, includes $17.5 and $17.0 related to variable interest entity, respectively	$1,495.3	$367.0
Notes payable and commercial paper	2,331.0	1,394.0
Collateralized note payable	356.0	402.0
Accounts payable	530.2	654.3
Accrued taxes	277.1	169.4
Accrued interest, includes $1.3 and $1.3 related to variable interest entity, respectively	130.6	158.3
Regulatory liabilities	135.6	141.6
Asset retirement obligations	31.7	34.2
Customer advances for construction	239.0	161.6
Other	224.4	213.5
Total Current Liabilities	5,750.9	3,695.9
LONG-TERM LIABILITIES:
Long-term debt, net, includes $270.6 and $279.2 related to variable interest entity, respectively	12,315.7	13,039.2
Deferred income taxes	1,975.7	2,020.7
Unamortized investment tax credits	153.8	155.8
Regulatory liabilities	2,918.9	2,824.6
Pension and post-retirement liability	237.3	278.7
Asset retirement obligations	1,340.7	1,308.1
Other	384.5	357.7
Total Long-Term Liabilities	19,326.6	19,984.8
Commitments and Contingencies (Note 11)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value 230,561,238 and 230,262,674 shares issued, stated value	7,227.7	7,273.1
Retained earnings	3,010.1	2,966.2
Accumulated other comprehensive loss	(14.8)	(18.0)
Total Evergy, Inc. Shareholders' Equity	10,223.0	10,221.3
Noncontrolling Interests	52.7	46.5
Total Equity	10,275.7	10,267.8
TOTAL LIABILITIES AND EQUITY	$35,353.2	$33,948.5
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Year to Date June 30
	2026	2025	2026	2025
	(millions, except per share amounts)
OPERATING REVENUES	$1,500.1	$1,437.0	$2,943.8	$2,811.5
OPERATING EXPENSES:
Fuel and purchased power	328.5	330.4	688.5	685.7
SPP network transmission costs	118.8	114.9	228.4	211.3
Operating and maintenance	260.9	255.1	504.1	487.1
Depreciation and amortization	304.3	288.4	609.6	576.5
Taxes other than income tax	107.0	104.4	214.2	215.5
Total Operating Expenses	1,119.5	1,093.2	2,244.8	2,176.1
INCOME FROM OPERATIONS	380.6	343.8	699.0	635.4
OTHER INCOME (EXPENSE):
Investment earnings (loss)	10.6	(20.9)	12.2	(18.8)
Other income	14.5	22.3	33.3	26.7
Other expense	(6.8)	(8.8)	(15.5)	(18.3)
Total Other Income (Expense), Net	18.3	(7.4)	30.0	(10.4)
Interest expense	165.9	153.8	340.4	306.3
INCOME BEFORE INCOME TAXES	233.0	182.6	388.6	318.7
Income tax expense	16.4	10.0	19.8	19.6
Equity in earnings of equity method investees, net of income taxes	1.5	1.8	3.9	3.4
NET INCOME	218.1	174.4	372.7	302.5
Less: Net income attributable to noncontrolling interests	3.1	3.1	6.2	6.2
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$215.0	$171.3	$366.5	$296.3
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO EVERGY, INC. (see Note 1)
Basic earnings per common share	$0.93	$0.74	$1.59	$1.29
Diluted earnings per common share	$0.91	$0.74	$1.55	$1.28
AVERAGE COMMON SHARES OUTSTANDING
Basic	230.9	230.4	230.8	230.4
Diluted	236.5	232.7	236.1	232.4
COMPREHENSIVE INCOME
NET INCOME	$218.1	$174.4	$372.7	$302.5
OTHER COMPREHENSIVE INCOME:
Derivative hedging activity
Gain on derivative hedging instruments	0.6	—	0.6	—
Income tax expense	(0.1)	—	(0.1)	—
Net gain on derivative hedging instruments	0.5	—	0.5	—
Reclassification to expenses, net of tax	1.3	1.4	2.7	2.8
Derivative hedging activity, net of tax	1.8	1.4	3.2	2.8
Defined benefit pension plans
Amortization of net gains included in net periodic benefit costs, net of tax	—	(0.1)	—	(0.1)
Change in unrecognized pension expense, net of tax	—	(0.1)	—	(0.1)
Total other comprehensive income	1.8	1.3	3.2	2.7
COMPREHENSIVE INCOME	219.9	175.7	375.9	305.2
Less: Comprehensive income attributable to noncontrolling interest	3.1	3.1	6.2	6.2
COMPREHENSIVE INCOME ATTRIBUTABLE TO EVERGY, INC.	$216.8	$172.6	$369.7	$299.0
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2026	2025
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$372.7	$302.5
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	609.6	576.5
Amortization of nuclear fuel	33.7	32.4
Amortization of deferred refueling outage	14.0	8.4
Amortization of corporate-owned life insurance	12.7	13.3
Stock compensation	13.2	11.3
Net deferred income taxes and credits	(6.7)	(11.1)
Allowance for equity funds used during construction	(22.9)	(5.9)
Payments for asset retirement obligations	(1.8)	(5.8)
Equity in earnings of equity method investees, net of income taxes	(3.9)	(3.4)
Income from corporate-owned life insurance	(8.9)	(7.9)
(Gains) losses from investments in early-stage clean energy and energy solution companies	(8.1)	29.0
Losses on induced conversion of convertible notes	10.3	—
Other	1.0	0.8
Changes in working capital items:
Accounts receivable	(154.3)	(137.6)
Accounts receivable pledged as collateral	46.0	63.0
Fuel inventory and supplies	(38.4)	21.9
Prepaid expenses and other current assets	(61.9)	15.0
Accounts payable	(106.1)	(169.5)
Accrued taxes	115.9	105.6
Other current liabilities	(71.0)	(16.1)
Changes in other assets	(4.8)	20.1
Changes in other liabilities	(29.2)	(69.0)
Cash Flows from Operating Activities	711.1	773.5
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,811.8)	(1,220.1)
Purchase of securities - trusts	(50.7)	(70.8)
Sale of securities - trusts	58.5	68.0
Proceeds from nonrefundable contributions in aid of construction	130.0	—
Investment in corporate-owned life insurance	(10.8)	(14.8)
Proceeds from investment in corporate-owned life insurance	54.5	5.2
Other investing activities	1.8	(2.9)
Cash Flows used in Investing Activities	(1,628.5)	(1,235.4)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	437.0	215.6
Proceeds from term loan facility	555.0	—
Repayment of term loan facility	(55.0)	—
Collateralized short-term borrowings, net	(46.0)	(63.0)
Issuance of common stock	0.7	0.4
Proceeds from long-term debt	724.3	593.4
Retirements of long-term debt	(397.4)	(8.0)
Borrowings against cash surrender value of corporate-owned life insurance	47.1	46.1
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(42.1)	(3.3)
Proceeds from refundable advances for construction	27.5	—
Cash dividends paid	(315.3)	(304.6)
Other financing activities	(18.1)	(9.6)
Cash Flows from Financing Activities	917.7	467.0
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	0.3	5.1
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	27.0	29.9
End of period	$27.3	$35.0
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

EVERGY, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	AOCI	Non-controlling interests	Total equity
	(millions, except share amounts)

Balance as of December 31, 2025	230,262,674	$7,273.1	$2,966.2	$(18.0)	$46.5	$10,267.8
Net income	—	—	151.5	—	3.1	154.6
Issuance of common stock, net of issuance costs	36,922	2.9	—	—	—	2.9
Issuance of stock compensation and reinvested dividends, net of tax withholding	210,542	(7.6)	—	—	—	(7.6)
Dividends declared on common stock ($0.6950 per share)	—	—	(160.2)	—	—	(160.2)
Dividend equivalents declared	—	—	(1.5)	—	—	(1.5)
Stock compensation expense	—	5.6	—	—	—	5.6
Derivative hedging activity, net of tax	—	—	—	1.4	—	1.4
Conversion obligation of convertible notes	—	(56.9)	—	—	—	(56.9)
Other	—	0.1	—	—	—	0.1
Balance as of March 31, 2026	230,510,138	7,217.2	2,956.0	(16.6)	49.6	10,206.2
Net income	—	—	215.0	—	3.1	218.1
Issuance of common stock, net of issuance costs	33,995	2.8	—	—	—	2.8
Issuance of stock compensation and reinvested dividends, net of tax withholding	17,105	—	—	—	—	—
Dividends declared on common stock ($0.6950 per share)	—	—	(160.2)	—	—	(160.2)
Dividend equivalents declared	—	—	(0.7)	—	—	(0.7)
Stock compensation expense	—	7.6	—	—	—	7.6
Derivative hedging activity, net of tax	—	—	—	1.8	—	1.8
Other	—	0.1	—	—	—	0.1
Balance as of June 30, 2026	230,561,238	$7,227.7	$3,010.1	$(14.8)	$52.7	$10,275.7
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2026	2025
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$7.1	$5.3
Receivables, net of allowance for credit losses of $6.5 and $7.3, respectively	235.2	136.6
Related party receivables	34.4	59.8
Accounts receivable pledged as collateral	193.0	213.0
Fuel inventory and supplies	449.5	437.9
Regulatory assets	76.1	76.7
Prepaid expenses	38.5	36.9
Other	34.6	17.5
Total Current Assets	1,068.4	983.7
PROPERTY, PLANT AND EQUIPMENT, NET, includes $115.8 and $119.4 related to variable interest entity, respectively	13,838.2	13,460.1
OTHER ASSETS:
Regulatory assets	536.1	523.8
Nuclear decommissioning trust	481.5	466.0
Other	299.4	340.0
Total Other Assets	1,317.0	1,329.8
TOTAL ASSETS	$16,223.6	$15,773.6
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2026	2025
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$321.9	$350.0
Commercial paper	591.4	321.9
Collateralized note payable	193.0	213.0
Accounts payable	228.6	256.4
Related party payables	49.8	27.9
Accrued taxes	141.3	134.6
Accrued interest	67.1	96.2
Regulatory liabilities	55.6	64.7
Asset retirement obligations	17.0	18.3
Customer advances for construction	106.1	69.0
Other	147.5	130.2
Total Current Liabilities	1,919.3	1,682.2
LONG-TERM LIABILITIES:
Long-term debt, net	4,912.9	4,883.1
Deferred income taxes	727.5	760.9
Unamortized investment tax credits	48.4	48.7
Regulatory liabilities	1,590.0	1,557.9
Pension and post-retirement liability	136.7	171.7
Asset retirement obligations	672.2	654.0
Other	175.2	176.9
Total Long-Term Liabilities	8,262.9	8,253.2
Commitments and Contingencies (Note 11)
EQUITY:
Evergy Kansas Central, Inc. Shareholder's Equity:
Common stock - 1,000 shares authorized, $0.01 par value, 1 share issued	2,737.6	2,737.6
Retained earnings	3,251.1	3,054.1
Total Evergy Kansas Central, Inc. Shareholder's Equity	5,988.7	5,791.7
Noncontrolling Interests	52.7	46.5
Total Equity	6,041.4	5,838.2
TOTAL LIABILITIES AND EQUITY	$16,223.6	$15,773.6
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30		Year to Date June 30
	2026	2025	2026	2025
	(millions)
OPERATING REVENUES	$769.5	$733.5	$1,542.6	$1,442.6
OPERATING EXPENSES:
Fuel and purchased power	102.0	117.5	232.7	244.0
SPP network transmission costs	118.8	114.9	228.4	211.3
Operating and maintenance	131.1	119.7	252.0	229.2
Depreciation and amortization	152.5	144.2	305.5	286.3
Taxes other than income tax	59.0	56.0	116.2	116.8
Total Operating Expenses	563.4	552.3	1,134.8	1,087.6
INCOME FROM OPERATIONS	206.1	181.2	407.8	355.0
OTHER INCOME (EXPENSE):
Investment earnings	1.8	2.1	2.5	5.3
Other income	9.2	10.0	23.9	12.5
Other expense	(2.6)	(3.7)	(7.1)	(8.8)
Total Other Income, Net	8.4	8.4	19.3	9.0
Interest expense	64.5	61.1	128.7	120.4
INCOME BEFORE INCOME TAXES	150.0	128.5	298.4	243.6
Income tax expense	9.1	6.0	11.5	10.9
Equity in earnings of equity method investees, net of income taxes	0.3	1.0	1.3	1.7
NET INCOME	141.2	123.5	288.2	234.4
Less: Net income attributable to noncontrolling interests	3.1	3.1	6.2	6.2
NET INCOME ATTRIBUTABLE TO EVERGY KANSAS CENTRAL, INC.	$138.1	$120.4	$282.0	$228.2
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2026	2025
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$288.2	$234.4
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	305.5	286.3
Amortization of nuclear fuel	16.9	16.1
Amortization of deferred refueling outage	7.0	4.2
Amortization of corporate-owned life insurance	12.7	13.3
Net deferred income taxes and credits	(8.9)	(11.0)
Allowance for equity funds used during construction	(14.7)	(4.4)
Payments for asset retirement obligations	(1.4)	(3.1)
Equity in earnings of equity method investees, net of income taxes	(1.3)	(1.7)
Income from corporate-owned life insurance	(8.9)	(7.9)
Other	(2.7)	(2.7)
Changes in working capital items:
Accounts receivable	(50.3)	(123.4)
Accounts receivable pledged as collateral	20.0	38.0
Fuel inventory and supplies	(11.4)	24.2
Prepaid expenses and other current assets	(5.6)	6.1
Accounts payable	19.0	(53.6)
Accrued taxes	6.7	39.8
Other current liabilities	(69.6)	(40.4)
Changes in other assets	1.1	5.1
Changes in other liabilities	(29.6)	(30.4)
Cash Flows from Operating Activities	472.7	388.9
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(719.7)	(662.0)
Purchase of securities - trusts	(7.0)	(8.5)
Sale of securities - trusts	20.1	10.8
Proceeds from nonrefundable contributions in aid of construction	45.2	—
Investment in corporate-owned life insurance	(10.2)	(14.2)
Proceeds from investment in corporate-owned life insurance	53.1	3.8
Other investing activities	(14.2)	(3.6)
Cash Flows used in Investing Activities	(632.7)	(673.7)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	269.5	(295.1)
Collateralized short-term debt, net	(20.0)	(38.0)
Proceeds from long-term debt	—	593.4
Borrowings against cash surrender value of corporate-owned life insurance	44.9	43.1
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(42.1)	(1.9)
Cash dividends paid	(85.0)	(10.0)
Other financing activities	(5.5)	(4.4)
Cash Flows from Financing Activities	161.8	287.1
NET CHANGE IN CASH AND CASH EQUIVALENTS	1.8	2.3
CASH AND CASH EQUIVALENTS:
Beginning of period	5.3	3.7
End of period	$7.1	$6.0
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy Kansas Central, Inc. Shareholder
	Common stock shares	Common stock	Retained earnings	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2024	1	$2,737.6	$2,513.1	$34.2	$5,284.9
Net income	—	—	107.8	3.1	110.9
Dividends declared on common stock	—	—	(10.0)	—	(10.0)
Balance as of March 31, 2025	1	2,737.6	2,610.9	37.3	5,385.8
Net income	—	—	120.4	3.1	123.5
Balance as of June 30, 2025	1	$2,737.6	$2,731.3	$40.4	$5,509.3

Balance as of December 31, 2025	1	$2,737.6	$3,054.1	$46.5	$5,838.2
Net income	—	—	143.9	3.1	147.0
Dividends declared on common stock	—	—	(35.0)	—	(35.0)
Balance as of March 31, 2026	1	2,737.6	3,163.0	49.6	5,950.2
Net income	—	—	138.1	3.1	141.2
Dividends declared on common stock	—	—	(50.0)	—	(50.0)
Balance as of June 30, 2026	1	$2,737.6	$3,251.1	$52.7	$6,041.4
The disclosures regarding Evergy Kansas Central included in the accompanying Unaudited Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2026	2025
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$4.6	$3.3
Receivables, net of allowance for credit losses of $5.0 and $5.7, respectively	108.0	45.9
Related party receivables	130.7	125.3
Accounts receivable pledged as collateral	113.0	139.0
Fuel inventory and supplies	292.4	279.9
Regulatory assets	31.4	42.6
Prepaid expenses	29.3	30.6
Other	48.7	23.1
Total Current Assets	758.1	689.7
PROPERTY, PLANT AND EQUIPMENT, NET	8,645.9	8,448.9
OTHER ASSETS:
Regulatory assets	618.1	538.6
Nuclear decommissioning trust	598.7	550.8
Other	78.0	124.2
Total Other Assets	1,294.8	1,213.6
TOTAL ASSETS	$10,698.8	$10,352.2
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2026	2025
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Commercial paper	$457.3	$245.3
Collateralized note payable	113.0	139.0
Accounts payable	215.6	257.9
Related party payables	0.2	23.2
Accrued taxes	97.6	42.1
Accrued interest	32.2	35.4
Regulatory liabilities	56.7	38.0
Asset retirement obligations	13.5	15.0
Customer advances for construction	68.3	75.9
Other	62.9	69.8
Total Current Liabilities	1,117.3	941.6
LONG-TERM LIABILITIES:
Long-term debt, net	3,272.0	3,271.4
Deferred income taxes	717.0	743.8
Unamortized investment tax credits	103.2	104.8
Regulatory liabilities	1,212.9	1,141.3
Pension and post-retirement liability	84.5	91.4
Asset retirement obligations	520.3	506.5
Other	100.5	95.0
Total Long-Term Liabilities	6,010.4	5,954.2
Commitments and Contingencies (Note 11)
EQUITY:
Common stock - 1,000 shares authorized, without par value, 1 share issued, stated value	1,563.1	1,563.1
Retained earnings	2,005.1	1,890.2
Accumulated other comprehensive income	2.9	3.1
Total Equity	3,571.1	3,456.4
TOTAL LIABILITIES AND EQUITY	$10,698.8	$10,352.2
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Year to Date June 30
	2026	2025	2026	2025
	(millions)
OPERATING REVENUES	$488.7	$471.2	$934.1	$898.9
OPERATING EXPENSES:
Fuel and purchased power	146.1	144.8	298.8	282.6
Operating and maintenance	75.4	78.6	147.5	149.1
Depreciation and amortization	106.4	100.2	213.7	204.0
Taxes other than income tax	34.3	34.5	70.5	71.2
Total Operating Expenses	362.2	358.1	730.5	706.9
INCOME FROM OPERATIONS	126.5	113.1	203.6	192.0
OTHER INCOME (EXPENSE):
Investment earnings	1.2	1.3	2.5	3.3
Other income	1.6	0.5	2.3	2.3
Other expense	(2.8)	(2.2)	(5.6)	(5.1)
Total Other Income (Expense), Net	—	(0.4)	(0.8)	0.5
Interest expense	34.5	34.2	71.8	70.5
INCOME BEFORE INCOME TAXES	92.0	78.5	131.0	122.0
Income tax expense	13.3	9.7	16.1	16.3
NET INCOME	$78.7	$68.8	$114.9	$105.7
COMPREHENSIVE INCOME
NET INCOME	$78.7	$68.8	$114.9	$105.7
OTHER COMPREHENSIVE INCOME:
Derivative hedging activity
Reclassification to expenses, net of tax	(0.1)	(0.1)	(0.2)	(0.2)
Derivative hedging activity, net of tax	(0.1)	(0.1)	(0.2)	(0.2)
Total other comprehensive loss	(0.1)	(0.1)	(0.2)	(0.2)
COMPREHENSIVE INCOME	$78.6	$68.7	$114.7	$105.5
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2026	2025
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$114.9	$105.7
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	213.7	204.0
Amortization of nuclear fuel	16.8	16.3
Amortization of deferred refueling outage	7.0	4.2
Net deferred income taxes and credits	(1.3)	1.5
Allowance for equity funds used during construction	(1.4)	(1.5)
Payments for asset retirement obligations	(0.4)	(2.7)
Other	(0.2)	(0.2)
Changes in working capital items:
Accounts receivable	(60.0)	(36.1)
Accounts receivable pledged as collateral	26.0	25.0
Fuel inventory and supplies	(12.5)	(1.2)
Prepaid expenses and other current assets	(9.7)	1.4
Accounts payable	(67.7)	(84.5)
Accrued taxes	55.5	40.4
Other current liabilities	5.2	29.1
Changes in other assets	(17.9)	(3.3)
Changes in other liabilities	(1.5)	(11.1)
Cash Flows from Operating Activities	266.5	287.0
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(481.5)	(322.1)
Purchase of securities - trusts	(43.7)	(62.3)
Sale of securities - trusts	38.5	57.2
Proceeds from nonrefundable contributions in aid of construction	31.0	—
Other investing activities	(1.7)	4.2
Cash Flows used in Investing Activities	(457.4)	(323.0)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	212.0	147.2
Collateralized short-term debt, net	(26.0)	(25.0)
Proceeds from long-term debt	78.9	—
Retirements of long-term debt	(79.5)	—
Proceeds from refundable advances for construction	6.8	—
Cash dividends paid	—	(85.0)
Other financing activities	—	(0.1)
Cash Flows from Financing Activities	192.2	37.1
NET CHANGE IN CASH AND CASH EQUIVALENTS	1.3	1.1
CASH AND CASH EQUIVALENTS:
Beginning of period	3.3	3.7
End of period	$4.6	$4.8
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC
Consolidated Statements of Changes in Equity
(Unaudited)

	Common stock shares	Common Stock	Retained earnings	AOCI - Net gains (losses) on cash flow hedges	Total equity
	(millions, except share amounts)
Balance as of December 31, 2024	1	$1,563.1	$1,809.7	$3.4	$3,376.2
Net income	—	—	36.9	—	36.9
Dividends declared on common stock	—	—	(50.0)	—	(50.0)
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2025	1	1,563.1	1,796.6	3.3	3,363.0
Net income	—	—	68.8	—	68.8
Dividends declared on common stock	—	—	(35.0)	—	(35.0)
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of June 30, 2025	1	$1,563.1	$1,830.4	$3.2	$3,396.7

Balance as of December 31, 2025	1	$1,563.1	$1,890.2	$3.1	$3,456.4
Net income	—	—	36.2	—	36.2
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2026	1	1,563.1	1,926.4	3.0	3,492.5
Net income	—	—	78.7	—	78.7
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of June 30, 2026	1	$1,563.1	$2,005.1	$2.9	$3,571.1
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

	June 30 2026	December 31 2025
Evergy	(millions)
Current assets
Cash and cash equivalents	$21.8	$19.8
Other	3.8	5.6
Other assets
Other	1.7	1.6
Total cash, cash equivalents and restricted cash	$27.3	$27.0

Fuel Inventory and Supplies
The Evergy Companies record fuel inventory and supplies at average cost. The following table separately states the balances for fuel inventory and supplies.

	June 30 2026	December 31 2025
Evergy	(millions)
Fuel inventory	$240.7	$218.6
Supplies	626.8	610.3
Fuel inventory and supplies	$867.5	$828.9
Evergy Kansas Central
Fuel inventory	$125.8	$114.9
Supplies	323.7	323.0
Fuel inventory and supplies	$449.5	$437.9
Evergy Metro
Fuel inventory	$78.2	$69.6
Supplies	214.2	210.3
Fuel inventory and supplies	$292.4	$279.9

Property, Plant and Equipment
The following tables summarize the property, plant and equipment for each of the Evergy Companies.

June 30, 2026	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$38,922.0	$19,232.0	$14,254.9
Electric plant acquisition adjustment	739.8	724.9	—
Accumulated depreciation	(15,388.7)	(7,524.6)	(6,275.9)
Plant in service, net	24,273.1	12,432.3	7,979.0
Construction work in progress	2,905.9	1,292.7	553.5
Nuclear fuel, net	226.6	113.2	113.4
Property, plant and equipment, net	$27,405.6	$13,838.2	$8,645.9

December 31, 2025	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$38,218.9	$18,893.6	$14,001.3
Electric plant acquisition adjustment	739.8	724.9	—
Accumulated depreciation	(14,986.6)	(7,308.5)	(6,110.5)
Plant in service, net	23,972.1	12,310.0	7,890.8
Construction work in progress	2,120.6	1,045.8	453.6
Nuclear fuel, net	208.8	104.3	104.5
Property, plant and equipment, net	$26,301.5	$13,460.1	$8,448.9
Other Income and Other Expense
The tables below show the detail of other income and other expense, respectively, for each of the Evergy Companies.

	Three Months Ended June 30		Year to Date June 30
Other Income	2026	2025	2026	2025
Evergy	(millions)
AFUDC equity	$12.5	$3.4	$22.9	$5.9
Corporate-owned life insurance policy benefit	1.3	6.5	9.0	7.8
Income from commercial solar project	—	11.6	—	11.6
Other	0.7	0.8	1.4	1.4
Other income	$14.5	$22.3	$33.3	$26.7
Evergy Kansas Central
AFUDC equity	$8.1	$3.0	$14.7	$4.4
Corporate-owned life insurance policy benefit	0.8	6.7	8.5	7.5
Other	0.3	0.3	0.7	0.6
Other income	$9.2	$10.0	$23.9	$12.5
Evergy Metro
AFUDC equity	$0.9	$0.4	$1.4	$1.5
Other	0.7	0.1	0.9	0.8
Other income	$1.6	$0.5	$2.3	$2.3

	Three Months Ended June 30		Year to Date June 30
Other Expense	2026	2025	2026	2025
Evergy	(millions)
Non-service cost component of net benefit cost	$(2.0)	$(1.9)	$(4.0)	$(5.0)
Corporate-owned life insurance cost	(4.3)	(4.7)	(10.6)	(10.5)
Other	(0.5)	(2.2)	(0.9)	(2.8)
Other expense	$(6.8)	$(8.8)	$(15.5)	$(18.3)
Evergy Kansas Central
Non-service cost component of net benefit cost	$1.6	$1.1	$3.2	$1.7
Corporate-owned life insurance cost	(4.1)	(4.6)	(10.1)	(10.1)
Other	(0.1)	(0.2)	(0.2)	(0.4)
Other expense	$(2.6)	$(3.7)	$(7.1)	$(8.8)
Evergy Metro
Non-service cost component of net benefit cost	$(2.3)	$(1.6)	$(4.7)	$(4.1)
Corporate-owned life insurance cost	(0.2)	(0.1)	(0.5)	(0.4)
Other	(0.3)	(0.5)	(0.4)	(0.6)
Other expense	$(2.8)	$(2.2)	$(5.6)	$(5.1)
Investments in Early-Stage Clean Energy and Energy Solution Companies
Historically, Evergy made limited non-regulated equity and debt investments in early-stage clean energy and energy solution companies. Evergy is currently in the process of disposing of these investments. These investments are recorded in Other Non-current Assets on Evergy’s consolidated balance sheets and as of June 30, 2026, and December 31, 2025, the total value of these investments was $27.4 million and $41.3 million, respectively.
For the three months ended June 30, 2026 and 2025, Evergy recorded $7.9 million of investment gains and $25.4 million of investment losses, respectively, in investment earnings (loss) on its consolidated statements of comprehensive income. For year to date June 30, 2026 and 2025, Evergy recorded $8.1 million of investment gains and $29.0 million of investment losses, respectively, in investment earnings (loss) on its consolidated statements of comprehensive income. These gains and losses resulted from changes in the fair value of certain investments, impairment losses and gains or losses recognized upon the disposition of certain investments.
Evergy could experience additional gains or losses on these investments as a result of further changes in their value or upon their ultimate liquidation.
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

The following table reconciles Evergy's basic and diluted EPS.

	Three Months Ended June 30		Year to Date June 30
	2026	2025	2026	2025
Income	(millions, except per share amounts)
Net income	$218.1	$174.4	$372.7	$302.5
Less: Net income attributable to noncontrolling interests	3.1	3.1	6.2	6.2
Net income attributable to Evergy, Inc.	$215.0	$171.3	$366.5	$296.3
Common Shares Outstanding
Weighted average number of common shares outstanding - basic	230.9	230.4	230.8	230.4
Add: Effect of dilutive securities	5.6	2.3	5.3	2.0
Diluted average number of common shares outstanding	236.5	232.7	236.1	232.4
Basic EPS	$0.93	$0.74	$1.59	$1.29
Diluted EPS	$0.91	$0.74	$1.55	$1.28
The effect of dilutive securities for the three months ended and year to date June 30, 2026, included 4.8 million and 4.5 million shares, respectively, resulting from Evergy's convertible notes. The effect of dilutive securities for the three months ended and year to date June 30, 2025, included 1.8 million shares and 1.6 million shares, respectively from Evergy's convertible notes.
The table below summarizes the anti-dilutive securities excluded from the computation of diluted EPS.

	Three Months Ended June 30		Year to Date June 30
Anti-Dilutive Securities	2026	2025	2026	2025
	(shares in millions)
RSUs with performance measures	—	0.1	0.1	0.1
RSUs with time-based vesting	—	0.1	0.1	0.1

Supplemental Cash Flow Information

Evergy
Year to Date June 30	2026	2025
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$310.6	$289.8
Interest of VIEs	7.7	8.2
Income taxes, net of refunds	0.3	4.3
Right-of-use assets obtained in exchange for new operating lease liabilities	16.1	12.9
Right-of-use assets obtained in exchange for new finance lease liabilities	10.3	21.8
Non-cash investing transactions:
Property, plant and equipment additions	244.0	153.5
Non-cash financing transactions:
Issuance of common stock for reinvested dividends	5.1	2.6

Evergy Kansas Central
Year to Date June 30	2026	2025
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$117.5	$112.3
Income taxes, net of refunds	31.7	(1.9)
Right-of-use assets obtained in exchange for new operating lease liabilities	9.6	6.0
Right-of-use assets obtained in exchange for new finance lease liabilities	7.4	8.8
Non-cash investing transactions:
Property, plant and equipment additions	117.4	89.5

Evergy Metro
Year to Date June 30	2026	2025
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$80.2	$76.8
Income taxes, net of refunds	3.2	11.3
Right-of-use assets obtained in exchange for new operating lease liabilities	6.3	6.9
Right-of-use assets obtained in exchange for new finance lease liabilities	2.2	10.2
Non-cash investing transactions:
Property, plant and equipment additions	53.2	45.7
Dividends Declared
In July 2026, Evergy's Board of Directors (Evergy Board) declared a quarterly dividend of $0.6950 per share on Evergy's common stock. The common stock dividend is payable September 18, 2026, to shareholders of record as of August 18, 2026.
In July 2026, Evergy Kansas Central's Board of Directors declared a cash dividend to Evergy of up to $150.0 million, payable on or before September 17, 2026.

2. REVENUE
The Evergy Companies' revenues disaggregated by customer class are summarized in the following tables.

Evergy
	Three Months Ended June 30		Year to Date June 30
	2026	2025	2026	2025
Revenues	(millions)
Residential	$528.4	$491.9	$1,011.1	$1,001.8
Commercial	507.1	467.6	947.2	904.1
Industrial	170.2	160.5	330.5	305.5
Other retail	12.2	10.7	23.6	20.8
Total electric retail	$1,217.9	$1,130.7	$2,312.4	$2,232.2
Wholesale	68.1	91.2	175.2	139.8
Transmission	134.5	128.3	268.1	262.3
Other	5.2	4.5	20.5	14.9
Total revenue from contracts with customers	$1,425.7	$1,354.7	$2,776.2	$2,649.2
Other operating revenues	74.4	82.3	167.6	162.3
Operating revenues	$1,500.1	$1,437.0	$2,943.8	$2,811.5

Evergy Kansas Central
	Three Months Ended June 30		Year to Date June 30
	2026	2025	2026	2025
Revenues	(millions)
Residential	$240.5	$208.4	$457.8	$432.1
Commercial	212.7	192.8	401.2	376.4
Industrial	111.4	101.0	220.1	197.1
Other retail	5.6	5.5	11.4	11.6
Total electric retail	$570.2	$507.7	$1,090.5	$1,017.2
Wholesale	52.9	70.3	139.5	142.8
Transmission	126.2	119.6	250.9	242.8
Other	(1.1)	0.1	4.9	1.9
Total revenue from contracts with customers	$748.2	$697.7	$1,485.8	$1,404.7
Other operating revenues	21.3	35.8	56.8	37.9
Operating revenues	$769.5	$733.5	$1,542.6	$1,442.6

Evergy Metro
	Three Months Ended June 30		Year to Date June 30
	2026	2025	2026	2025
Revenues	(millions)
Residential	$176.0	$175.1	$331.4	$342.0
Commercial	200.9	187.7	370.3	359.4
Industrial	33.8	34.8	63.3	63.1
Other retail	3.7	3.1	6.5	5.4
Total electric retail	$414.4	$400.7	$771.5	$769.9
Wholesale	15.2	18.6	37.1	(10.4)
Transmission	6.1	5.9	12.4	13.3
Other	0.7	(0.1)	3.4	2.5
Total revenue from contracts with customers	$436.4	$425.1	$824.4	$775.3
Other operating revenues	52.3	46.1	109.7	123.6
Operating revenues	$488.7	$471.2	$934.1	$898.9
Large Load Customers
In 2026, the Evergy Companies signed electric service agreements (ESAs) with multiple large load customers to serve data centers with a projected peak steady state load of approximately 2,600 MWs. The ESAs relate to three new projects and the expansion of two separate projects previously announced. The ESAs’ terms reflect the applicable provisions of the Evergy Companies’ Large Load Power Service (LLPS) rate plans. The service of these large load customers, inclusive of an optional transitional load period not to exceed five years, has commenced or is expected to commence at dates ranging from 2026 to 2028.
Most of the Evergy Companies’ retail contracts are on demand, with customer bills that vary each month based on an approved tariff and usage. Certain commercial and industrial retail customers, primarily large load customers with expected load in excess of 75 MWs, have agreements that require a minimum amount of consideration to be paid through the end of a contract term longer than one year. The aggregate amount of the remaining contractual minimum consideration for these large load customer contracts and their weighted average remaining terms are detailed in the following table.

June 30, 2026	Weighted Average Remaining Term(a)	Remaining Performance Obligations(b)
	(years)	(billions)
Evergy	15	$8.9
Evergy Kansas Central	14	4.8
Evergy Metro	17	2.3
(a) The remaining contractual term begins with the start of service for these customers and the weighted average remaining term is based on each contract's remaining performance obligations.
(b) Contractual minimum amounts typically equal 80% of customers' expected annual capacity demand and exclude potential volume-based charges such as fuel cost recoveries. Amounts disclosed are based on current large load customer rates in effect and do not include any potential changes in these rates in future years as a result of general rate cases.

3. RECEIVABLES
The Evergy Companies' receivables are detailed in the following table.

	June 30	December 31
	2026	2025
Evergy	(millions)
Customer accounts receivable - billed	$12.7	$10.0
Customer accounts receivable - unbilled	244.6	108.9
Other receivables	157.4	110.6
Allowance for credit losses	(13.3)	(15.3)
Total	$401.4	$214.2
Evergy Kansas Central
Customer accounts receivable - unbilled	$100.2	$42.8
Other receivables	141.5	101.1
Allowance for credit losses	(6.5)	(7.3)
Total	$235.2	$136.6
Evergy Metro
Customer accounts receivable - unbilled	$90.3	$30.0
Other receivables	22.7	21.6
Allowance for credit losses	(5.0)	(5.7)
Total	$108.0	$45.9
The Evergy Companies' other receivables as of June 30, 2026, and December 31, 2025, consisted primarily of receivables from partners in jointly-owned electric utility plants, wholesale sales receivables and receivables related to alternative revenue programs.
The Evergy Companies' other receivables also included receivables from contracts with customers as summarized in the following table.

	June 30	December 31
	2026	2025
	(millions)
Evergy	$96.1	$64.2
Evergy Kansas Central	89.8	59.7
Evergy Metro	4.3	2.9

The change in the Evergy Companies' allowance for credit losses is summarized in the following table.

	2026	2025
Evergy	(millions)
Beginning balance January 1	$15.3	$15.7
Credit loss expense	6.0	5.1
Write-offs	(13.8)	(13.7)
Recoveries of prior write-offs	5.8	5.6
Ending balance June 30	$13.3	$12.7
Evergy Kansas Central
Beginning balance January 1	$7.3	$7.8
Credit loss expense	3.0	1.7
Write-offs	(6.2)	(6.3)
Recoveries of prior write-offs	2.4	2.3
Ending balance June 30	$6.5	$5.5
Evergy Metro
Beginning balance January 1	$5.7	$5.8
Credit loss expense	2.3	2.1
Write-offs	(5.3)	(5.1)
Recoveries of prior write-offs	2.3	2.3
Ending balance June 30	$5.0	$5.1
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

	Committed Capacity	Additional Conditional Capacity(a)	Current Borrowings
June 30, 2026	(millions)
Evergy Kansas Central	$185.0	$65.0	$193.0
Evergy Metro	130.0	70.0	113.0
Evergy Missouri West	50.0	65.0	50.0
Evergy	$365.0	$200.0	$356.0

December 31, 2025
Evergy Kansas Central	$185.0	$65.0	$213.0
Evergy Metro	130.0	70.0	139.0
Evergy Missouri West	50.0	65.0	50.0
Evergy	$365.0	$200.0	$402.0
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
Evergy Kansas Central filed its 2025 earnings calculation with the KCC in March 2026, which reflected no refund obligation. In July 2026, the KCC issued an order accepting Evergy Kansas Central's 2025 earnings calculation and determined that there was no refund obligation for 2025. As of June 30, 2026, Evergy Kansas Central estimates its 2026 earnings will not result in a refund obligation. The final refund obligation for 2026 will be decided by the KCC and could vary from current estimates.
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
Requests for Certificate of Convenience and Necessity (CCN)
Missouri utilities must request a CCN from the MPSC to authorize them to build certain utility projects. The CCN process authorizes utilities to build projects and can provide assurance that the project is prudent and necessary. Investment in projects is dependent upon the granting by the MPSC of a CCN with reasonably acceptable terms.

In May 2026, Evergy Metro filed an application for a CCN for its planned natural gas generation investment to construct and operate a 440 MW simple-cycle gas turbine electric generating facility to be located in Nodaway County, Missouri. In its application, Evergy Metro requested an order from the MPSC by December 2026. The plant is expected to begin operations in 2030.

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
Evergy Kansas Central TFR Formal Complaint
In February 2023, certain Evergy Kansas Central TFR customers submitted a formal complaint with FERC requesting the refund of over-collections related to the capital structure calculation in determining Evergy Kansas Central's Annual Transmission Revenue Requirement for the 2018 and 2019 rate years. As of June 30, 2026, and December 31, 2025, Evergy and Evergy Kansas Central had recorded a regulatory liability of $10.0 million and $9.7 million, respectively, related to the 2018 and 2019 rate year refund request. Evergy and Evergy Kansas Central are awaiting a response from FERC.
5. GOODWILL
GAAP requires goodwill to be tested for impairment annually and when an event occurs indicating the possibility that an impairment exists. Evergy's impairment test for the $2,336.6 million of goodwill that was recorded as a result of the merger that created Evergy was conducted as of May 1, 2026. The goodwill impairment test consists of comparing the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment. In the event that the carrying amount exceeds the fair value of the reporting unit, an impairment loss is recognized for the difference between the carrying amount of the reporting unit and its fair value. Evergy's consolidated operations are considered one reporting unit for assessment of impairment, as management assesses financial performance and allocates resources on a consolidated basis. The determination of fair value of the reporting unit consisted of two valuation techniques: an income approach consisting of a discounted cash flow analysis and a market approach consisting of a determination of reporting unit invested capital using a market multiple derived from the historical earnings before interest, income taxes, depreciation and amortization and market prices of the stock of peer companies. The results of the two techniques were evaluated and weighted to determine a point within the range that management considered representative of fair value for the reporting unit. The fair value of the reporting unit exceeded the carrying amount, including goodwill. As a result, there was no impairment of goodwill.
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

Evergy
	Three Months Ended June 30		Year to Date June 30
	2026	2025	2026	2025
Components of net periodic benefit costs	(millions)
Pension Benefits
Service cost	$10.3	$11.3	$20.6	$22.6
Interest cost	24.1	23.6	48.3	47.1
Expected return on plan assets	(22.6)	(22.0)	(45.2)	(44.0)
Prior service cost	0.5	0.4	1.0	0.9
Recognized net actuarial gain	(3.3)	(4.6)	(6.6)	(9.2)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	9.0	8.7	18.1	17.4
Regulatory adjustment	4.8	4.1	8.7	7.3
Net periodic benefit costs	$13.8	$12.8	$26.8	$24.7

Post-Retirement Benefits
Service cost	$0.4	$0.3	$0.8	$0.7
Interest cost	2.0	2.5	4.1	5.0
Expected return on plan assets	(2.1)	(2.7)	(4.2)	(5.4)
Prior service cost	0.1	0.1	0.1	0.2
Recognized net actuarial gain	(0.5)	(1.0)	(1.0)	(2.0)
Net periodic benefit income before regulatory adjustment and intercompany allocations	(0.1)	(0.8)	(0.2)	(1.5)
Regulatory adjustment	(0.5)	(0.2)	(1.0)	(0.4)
Net periodic benefit income	$(0.6)	$(1.0)	$(1.2)	$(1.9)

Evergy Kansas Central
	Three Months Ended June 30		Year to Date June 30
	2026	2025	2026	2025
Components of net periodic benefit costs	(millions)
Pension Benefits
Service cost	$4.2	$4.7	$8.3	$9.3
Interest cost	12.0	11.9	24.1	23.8
Expected return on plan assets	(11.1)	(10.8)	(22.2)	(21.5)
Prior service cost	0.5	0.5	1.0	1.0
Recognized net actuarial (gain) loss	0.3	(0.1)	0.6	(0.2)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	5.9	6.2	11.8	12.4
Regulatory adjustment	(1.7)	(1.8)	(3.9)	(4.5)
Intercompany allocations	(0.3)	(0.9)	(0.6)	(1.5)
Net periodic benefit costs	$3.9	$3.5	$7.3	$6.4

Post-Retirement Benefits
Service cost	$0.2	$0.3	$0.4	$0.5
Interest cost	0.9	1.3	2.0	2.6
Expected return on plan assets	(1.0)	(1.4)	(2.1)	(2.8)
Prior service cost	0.1	—	0.2	0.1
Recognized net actuarial gain	(0.3)	(0.5)	(0.6)	(1.0)
Net periodic benefit income before regulatory adjustment and intercompany allocations	(0.1)	(0.3)	(0.1)	(0.6)
Regulatory adjustment	(0.2)	—	(0.4)	—
Intercompany allocations	—	—	(0.1)	—
Net periodic benefit income	$(0.3)	$(0.3)	$(0.6)	$(0.6)

Evergy Metro
	Three Months Ended June 30		Year to Date June 30
	2026	2025	2026	2025
Components of net periodic benefit costs	(millions)
Pension Benefits
Service cost	$6.1	$6.6	$12.3	$13.3
Interest cost	11.8	11.4	23.7	22.8
Expected return on plan assets	(11.5)	(11.2)	(23.0)	(22.5)
Recognized net actuarial gain	(3.3)	(4.3)	(6.8)	(8.6)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	3.1	2.5	6.2	5.0
Regulatory adjustment	6.3	5.7	12.3	11.5
Intercompany allocations	(0.7)	0.2	(1.2)	0.3
Net periodic benefit costs	$8.7	$8.4	$17.3	$16.8

Post-Retirement Benefits
Service cost	$0.2	$0.2	$0.4	$0.3
Interest cost	1.1	1.3	2.2	2.5
Expected return on plan assets	(1.1)	(1.4)	(2.3)	(2.7)
Prior service cost	(0.1)	(0.1)	(0.2)	(0.2)
Recognized net actuarial gain	(0.2)	(0.6)	(0.4)	(1.0)
Net periodic benefit income before regulatory adjustment and intercompany allocations	(0.1)	(0.6)	(0.3)	(1.1)
Regulatory adjustment	(0.2)	(0.2)	(0.5)	(0.3)
Intercompany allocations	0.1	0.3	0.3	0.4
Net periodic benefit income	$(0.2)	$(0.5)	$(0.5)	$(1.0)
The components of net periodic benefit costs other than the service cost component are included in other expense on the Evergy Companies' consolidated statements of income and comprehensive income.
Year to date June 30, 2026, Evergy, Evergy Kansas Central and Evergy Metro made cash pension contributions of $46.8 million, $32.0 million and $14.8 million, respectively. Evergy expects to make additional cash pension contributions of $34.8 million in 2026 to satisfy the Employee Retirement Income Security Act of 1974, as amended (ERISA), funding requirements and KCC and MPSC rate orders, of which $18.4 million is expected to be paid by Evergy Kansas Central and $16.4 million is expected to be paid by Evergy Metro.
Year to date June 30, 2026, Evergy, Evergy Kansas Central and Evergy Metro made post-retirement benefit contributions of $0.3 million, $0.1 million and $0.2 million, respectively. Evergy, Evergy Kansas Central and Evergy Metro expect to make additional contributions in 2026 of $0.2 million, $0.1 million and $0.1 million, respectively, to the post-retirement benefit plans.
7. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
In June 2026, Evergy entered into a $3.5 billion master credit facility which expires in June 2031. Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West have borrowing capacity under the master credit facility with specific sublimits for each borrower. These sublimits can be unilaterally adjusted by Evergy for each borrower provided the sublimits remain within minimum and maximum sublimits as specified in the facility. The applicable interest rates and commitment fees of the facility are also subject to changes in ratings by the credit rating agencies.
A default by any borrower under the facility or one of its significant subsidiaries on other indebtedness totaling more than $150.0 million constitutes a default under the facility. Under the terms of this facility, at all times, Evergy is required to maintain a total indebtedness to total capitalization ratio, as defined in the facility, of not greater than 0.675 to 1.00 and Evergy Kansas Central, Evergy Metro and Evergy Missouri West are each required to maintain a total indebtedness to total capitalization ratio of not greater than 0.65 to 1.00. As of June 30, 2026, Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West were in compliance with these covenants.
In June 2026, contemporaneously with the entry into the new master credit facility, Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West terminated their existing $2.5 billion master credit facility.
The following table summarizes the committed credit facilities available to the Evergy Companies as of June 30, 2026, and December 31, 2025 (excluding receivable sale facilities discussed in Note 3 and Term Loan Credit Agreements discussed below).

		Amounts Drawn
	Master Credit Facility	Commercial Paper	Letters of Credit	Cash Borrowings	Available Borrowings Capacity	Weighted Average Interest Rate on Short-Term Borrowings
June 30, 2026	(millions)
Evergy, Inc.	$750.0	$235.8	$0.7	$—	$513.5	3.88%
Evergy Kansas Central	1,000.0	591.4	14.6	—	394.0	4.01%
Evergy Metro	1,000.0	457.3	5.3	—	537.4	3.98%
Evergy Missouri West	750.0	546.5	—	—	203.5	4.21%
Evergy	$3,500.0	$1,831.0	$20.6	$—	$1,648.4

December 31, 2025
Evergy, Inc.	$700.0	$500.2	$0.7	$—	$199.1	3.91%
Evergy Kansas Central	800.0	321.9	2.0	—	476.1	3.96%
Evergy Metro	500.0	245.3	1.1	—	253.6	3.85%
Evergy Missouri West	500.0	326.6	—	—	173.4	4.06%
Evergy	$2,500.0	$1,394.0	$3.8	$—	$1,102.2
In January 2026, Evergy, Inc. entered into a $55.0 million unsecured Term Loan Credit Agreement with an expiration date in January 2027. In February 2026, Evergy, Inc. entered into a $500.0 million unsecured Term Loan Credit Agreement with an expiration date in February 2027. Evergy's borrowings under the $500.0 million unsecured Term Loan Credit Agreement were used for, among other things, the repayment in full of all borrowings under the $55.0 million Term Loan Credit Agreement and the partial repurchase of Evergy's convertible notes as further described in Note 8. The interest rate for borrowings under the $500.0 million unsecured Term Loan Credit Agreement as of June 30, 2026, was 4.64%. The Term Loan Credit Agreement contains customary covenants, including one that sets the ratio of maximum allowed total indebtedness to total capitalization of not greater than 0.65 to 1.00, for Evergy and its subsidiaries on a consolidated basis. As of June 30, 2026, Evergy was in compliance with this covenant.

8. LONG-TERM DEBT
Mortgage Bonds
In July 2026, Evergy Kansas Central issued, at a discount, $350.0 million of 5.30% First Mortgage Bonds (FMBs), maturing in 2036. Proceeds were used to repay $350.0 million aggregate principal amount of outstanding 2.55% FMBs at maturity in July 2026. As a result of the issuance, Evergy and Evergy Kansas Central demonstrated their intent and ability to refinance the $350.0 million of 2.55% FMBs and reflected this amount in long-term debt, net, rather than current maturities of long-term debt on Evergy's and Evergy Kansas Central's consolidated balance sheets as of June 30, 2026.
In May 2026, Evergy Missouri West issued, at a discount, $300.0 million of 4.70% FMBs maturing in 2029. Proceeds were used to pay down commercial paper and for general corporate purposes.
Pollution Control Bonds
In June 2026, Evergy Metro remarketed its Series 2023 Environmental Improvement Revenue Refunding (EIRR) bonds totaling $79.5 million at a fixed rate of 3.375% through June 2031.
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
In January and February 2026, Evergy, Inc. repurchased $244.1 million aggregate principal amount of the Convertible Notes, under separate, privately negotiated repurchase agreements with certain holders of the Convertible Notes, for $309.5 million, including fees and excluding accrued and unpaid interest. The repurchases were funded by Term Loan Credit Agreements executed in January and February 2026, see Note 7 for additional information on the Term Loan Credit Agreements. The repurchases were accounted for as an induced conversion of debt. Evergy recognized a loss of $10.3 million in interest expense on Evergy's consolidated statement of comprehensive income year to date June 30, 2026, which included a $1.8 million inducement loss, a $7.6 million loss on the settlement of an embedded forward contract and $0.9 million in fees. In the first quarter of 2026, Evergy also recognized a $56.9 million reduction of shareholders’ equity related to the settlement of the equity-related conversion obligation under the December 2023 Convertible Notes agreement, which included $1.8 million of unamortized debt issuance costs. After these January and February 2026 repurchases, $1,155.9 million aggregate principal amount of Convertible Notes remain outstanding as of June 30, 2026.
The closing price of Evergy's common stock exceeded 130% of the Convertible Notes' conversion price for at least 20 trading days during the 30 consecutive trading-day periods ending on, and including, the last trading day of both the first and second quarters of 2026, satisfying the sales price conversion condition. As a result of satisfying the condition in the first quarter of 2026, the outstanding Convertible Notes became convertible at the option of holders beginning April 1, 2026 and, as a result, were classified within current maturities of long-term debt on Evergy's consolidated balance sheet as of June 30, 2026. The satisfaction of the condition in the second quarter of 2026 allows the Convertible Notes to remain convertible at the option of holders through September 2026.
Delayed Draw Term Loan
In May 2026, Evergy, Inc. entered into a Delayed Draw Term Loan Agreement in which lenders committed to provide term loans in an aggregate principal amount of up to $1.0 billion.
In June 2026, concurrent with entering into a $3.5 billion master credit facility discussed further in Note 7, Evergy, Inc. terminated the Delayed Draw Term Loan Agreement. No borrowings were outstanding under the agreement at the termination date and Evergy did not incur any early termination penalties.

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

The gross notional contract amount by commodity type for non-hedging derivative instruments is summarized in the following table.

		June 30	December 31
Non-hedging derivatives	Notional volume unit of measure	2026	2025
Evergy		(millions)
Commodity contracts
Power	MWhs	133.8	63.0
Natural gas	MMBtu	101.6	54.6
Evergy Kansas Central
Commodity contracts
Power	MWhs	79.3	41.0
Natural gas	MMBtu	101.6	54.6
Evergy Metro
Commodity contracts
Power	MWhs	40.6	16.5
The fair values of Evergy's open non-hedging derivative positions and balance sheet classifications are summarized in the following tables. The fair values below are gross values before netting agreements and netting of cash collateral.

		June 30	December 31
Evergy		2026	2025
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$92.0	$40.8
	Other assets - long-term	44.8	35.1
Natural gas	Other assets - current	6.7	6.4
Total derivative assets		$143.5	$82.3
Commodity contracts
Power	Other liabilities - current	$60.7	$30.8
	Other liabilities - long-term	47.8	37.0
Natural gas	Other liabilities - current	7.5	6.7
	Other liabilities - long-term	—	0.1
Total derivative liabilities		$116.0	$74.6

		June 30	December 31
Evergy Kansas Central		2026	2025
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$60.4	$33.4
	Other assets - long-term	44.8	35.1
Natural gas	Other assets - current	6.7	6.4
Total derivative assets		$111.9	$74.9
Commodity contracts
Power	Other liabilities - current	$59.3	$27.9
	Other liabilities - long-term	47.8	37.0
Natural gas	Other liabilities - current	7.5	6.7
	Other liabilities - long-term	—	0.1
Total derivative liabilities		$114.6	$71.7

		June 30	December 31
Evergy Metro		2026	2025
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$29.2	$6.6
Total derivative assets		$29.2	$6.6
Commodity contracts
Power	Other liabilities - current	$1.0	$2.3
Total derivative liabilities		$1.0	$2.3
The following tables present the line items on the Evergy Companies' consolidated balance sheets where non-hedging derivative assets and liabilities are reported. The gross amounts offset in the tables below show the effect of master netting arrangements and include collateral posted to offset the net position.

June 30, 2026	Evergy	Evergy Kansas Central	Evergy Metro
Non-hedging derivatives	(millions)
Derivative Assets
Current
Gross amounts recognized	$98.7	$67.1	$29.2
Gross amounts offset	(48.5)	(47.2)	(1.0)
Net amounts presented in other assets - current	$50.2	$19.9	$28.2
Long-Term
Gross amounts recognized	$44.8	$44.8	$—
Gross amounts offset	(17.8)	(17.8)	—
Net amounts presented in other assets - long-term	$27.0	$27.0	$—
Derivative Liabilities
Current
Gross amounts recognized	$68.2	$66.8	$1.0
Gross amounts offset	(48.3)	(46.9)	(1.0)
Net amounts presented in other liabilities - current	$19.9	$19.9	$—
Long-Term
Gross amounts recognized	$47.8	$47.8	$—
Gross amounts offset	(17.6)	(17.6)	—
Net amounts presented in other liabilities - long-term	$30.2	$30.2	$—

December 31, 2025	Evergy	Evergy Kansas Central	Evergy Metro
Non-hedging derivatives	(millions)
Derivative Assets
Current
Gross amounts recognized	$47.2	$39.8	$6.6
Gross amounts offset	(29.9)	(27.0)	(2.3)
Net amounts presented in other assets - current	$17.3	$12.8	$4.3
Long-Term
Gross amounts recognized	$35.1	$35.1	$—
Gross amounts offset	(8.0)	(8.0)	—
Net amounts presented in other assets - long-term	$27.1	$27.1	$—
Derivative Liabilities
Current
Gross amounts recognized	$37.5	$34.6	$2.3
Gross amounts offset	(29.3)	(26.4)	(2.3)
Net amounts presented in other liabilities - current	$8.2	$8.2	$—
Long-Term
Gross amounts recognized	$37.1	$37.1	$—
Gross amounts offset	(7.5)	(7.5)	—
Net amounts presented in other liabilities - long-term	$29.6	$29.6	$—
The following table summarizes the amounts of gain recognized in income for the change in fair value of derivatives not designated as hedging instruments for the Evergy Companies.

		Three Months Ended June 30		Year to Date June 30
Non-hedging derivatives - Location of gain	Contract type	2026	2025	2026	2025
Evergy		(millions)
Operating revenues	Commodity	$4.1	$10.1	$26.9	$15.8
Total		$4.1	$10.1	$26.9	$15.8
Evergy Kansas Central
Operating revenues	Commodity	$4.1	$10.1	$26.9	$15.8
Total		$4.1	$10.1	$26.9	$15.8
The following table summarizes the gross notional contract amount by type for hedging derivative instruments.

Hedging derivatives - Cash flow hedge	Notional volume unit of measure	June 30	December 31
		2026	2025
Evergy		(millions)
Interest rate swaps	USD	$100.0	$100.0

The fair value of Evergy's open hedging derivative positions and balance sheet classifications are summarized in the following table. The fair values represent both the gross and net impact of netting agreements and the netting of cash collateral.

Hedging derivatives - Cash flow hedge	Balance sheet location	June 30	December 31
		2026	2025
Interest rate swaps		(millions)
	Other assets - long-term	$1.2	$0.6
Total derivative assets		$1.2	$0.6
Credit risk of the Evergy Companies' derivative instruments relates to the potential adverse financial impact resulting from non-performance by a counterparty of its contractual obligations. The Evergy Companies maintain credit policies and employ credit risk mitigation, such as collateral requirements or letters of credit, when necessary to minimize their overall credit risk and monitor exposure. Substantially all of the Evergy Companies' counterparty credit risk associated with derivative instruments relates to Evergy Kansas Central's non-regulated energy marketing activities. As of June 30, 2026, if counterparty groups completely failed to perform on contracts, Evergy's and Evergy Kansas Central's maximum exposure related to derivative assets was $31.8 million. As of June 30, 2026, the potential loss after the consideration of applicable master netting arrangements and collateral received for Evergy and Evergy Kansas Central was $25.7 million.
Certain of the Evergy Companies' derivative instruments contain collateral provisions that are tied to the Evergy Companies' credit ratings and may require the posting of collateral for various reasons, including if the Evergy Companies' credit ratings were to fall below investment grade. Substantially all of these derivative instruments relate to Evergy Kansas Central's non-regulated energy marketing activities. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of June 30, 2026, was $36.9 million for which Evergy and Evergy Kansas Central have posted $3.4 million collateral in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered as of June 30, 2026, Evergy and Evergy Kansas Central could be required to post an additional $30.8 million of collateral to their counterparties.

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

	June 30, 2026		December 31, 2025
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt(a)	(millions)
Evergy(b)	$13,811.0	$13,140.7	$13,406.2	$13,018.9
Evergy Kansas Central	5,234.8	4,781.8	5,233.1	4,812.1
Evergy Metro	3,272.0	3,080.6	3,271.4	3,122.7
(a) Includes current maturities.
(b) Book value as of June 30, 2026, and December 31, 2025, includes $73.5 million and $76.1 million, respectively, of fair value adjustments recorded in connection with purchase accounting for the merger that created Evergy, which are not part of future principal payments and will amortize over the remaining life of the associated debt instrument.

Recurring Fair Value Measurements
The following tables include balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	June 30, 2026	Netting	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$172.6	$—	$164.3	$—	$—	$8.3
International equity funds	99.8	—	99.8	—	—	—
Core bond fund	71.9	—	71.9	—	—	—
High-yield bond fund	24.2	—	24.2	—	—	—
Emerging markets bond fund	24.1	—	24.1	—	—	—
Combination debt/equity/other fund	23.5	—	23.5	—	—	—
Alternative investments fund	47.7	—	—	—	—	47.7
Real estate securities fund	17.2	—	—	—	—	17.2
Cash equivalents	0.5	—	0.5	—	—	—
Total nuclear decommissioning trust	481.5	—	408.3	—	—	73.2
Rabbi trust
Fixed income funds	13.0	—	13.0	—	—	—
Equity funds	7.6	—	7.6	—	—	—
Combination debt/equity/other fund	1.7	—	1.7	—	—	—
Cash equivalents	0.2	—	0.2	—	—	—
Total rabbi trust	22.5	—	22.5	—	—	—
Derivative instruments - commodity contracts(b)
Power	46.4	(58.9)	72.5	32.4	0.4	—
Natural gas	0.5	(6.1)	6.6	—	—	—
Total derivative assets	46.9	(65.0)	79.1	32.4	0.4	—
Total assets	550.9	(65.0)	509.9	32.4	0.4	73.2
Liabilities
Derivative instruments - commodity contracts(b)
Power	48.7	(58.4)	58.7	46.4	2.0	—
Natural gas	1.4	(6.1)	7.5	—	—	—
Total derivative liabilities	50.1	(64.5)	66.2	46.4	2.0	—
Total liabilities	$50.1	$(64.5)	$66.2	$46.4	$2.0	$—
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$482.6	$—	$482.6	$—	$—	$—
Debt securities
U.S. Treasury	54.3	—	54.3	—	—	—
U.S. Agency	0.1	—	—	0.1	—	—
State and local obligations	2.1	—	—	2.1	—	—
Corporate bonds	55.8	—	—	55.8	—	—
Foreign governments	0.4	—	—	0.4	—	—
Cash equivalents	3.4	—	3.4	—	—	—
Total nuclear decommissioning trust	598.7	—	540.3	58.4	—	—
Self-insured health plan trust(c)
Equity securities	3.0	—	3.0	—	—	—
Debt securities	13.9	—	3.6	10.3	—	—
Cash and cash equivalents	0.1	—	0.1	—	—	—
Total self-insured health plan trust	17.0	—	6.7	10.3	—	—
Derivative instruments - commodity contracts(b)
Power	28.2	(1.0)	—	—	29.2	—
Total derivative assets	28.2	(1.0)	—	—	29.2	—
Total assets	643.9	(1.0)	547.0	68.7	29.2	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(1.0)	—	—	1.0	—
Total derivative liabilities	—	(1.0)	—	—	1.0	—
Total liabilities	$—	$(1.0)	$—	$—	$1.0	$—

Description	June 30, 2026	Netting	Level 1	Level 2	Level 3	NAV
Other Evergy	(millions)
Assets
Rabbi trusts
Core bond fund	$7.3	$—	$7.3	$—	$—	$—
Total rabbi trusts	7.3	—	7.3	—	—	—
Derivative instruments - commodity contracts(b)
Power	2.1	(0.3)	—	—	2.4	—
Derivative instruments - interest rate swaps(b)	1.2	—	—	1.2	—	—
Total derivative assets	3.3	(0.3)	—	1.2	2.4	—
Total assets	10.6	(0.3)	7.3	1.2	2.4	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(0.4)	—	—	0.4	—
Total derivative liabilities	—	(0.4)	—	—	0.4	—
Total liabilities	$—	$(0.4)	$—	$—	$0.4	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$1,080.2	$—	$948.6	$58.4	$—	$73.2
Rabbi trusts	29.8	—	29.8	—	—	—
Self-insured health plan trust(c)	17.0	—	6.7	10.3	—	—
Derivative instruments - commodity contracts(b)
Power	76.7	(60.2)	72.5	32.4	32.0	—
Natural gas	0.5	(6.1)	6.6	—	—	—
Derivative instruments - interest rate swaps(b)	1.2	—	—	1.2	—	—
Total derivative assets	78.4	(66.3)	79.1	33.6	32.0	—
Total assets	1,205.4	(66.3)	1,064.2	102.3	32.0	73.2
Liabilities
Derivative instruments - commodity contracts(b)
Power	48.7	(59.8)	58.7	46.4	3.4	—
Natural gas	1.4	(6.1)	7.5	—	—	—
Total derivative liabilities	50.1	(65.9)	66.2	46.4	3.4	—
Total liabilities	$50.1	$(65.9)	$66.2	$46.4	$3.4	$—

Description	December 31, 2025	Netting	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$159.8	$—	$151.5	$—	$—	$8.3
International equity funds	95.9	—	95.9	—	—	—
Core bond fund	71.5	—	71.5	—	—	—
High-yield bond fund	23.9	—	23.9	—	—	—
Emerging markets bond fund	23.9	—	23.9	—	—	—
Combination debt/equity/other fund	23.8	—	23.8	—	—	—
Alternative investments fund	49.6	—	—	—	—	49.6
Real estate securities fund	16.8	—	—	—	—	16.8
Cash equivalents	0.8	—	0.8	—	—	—
Total nuclear decommissioning trust	466.0	—	391.3	—	—	74.7
Rabbi trust
Fixed income funds	13.7	—	13.7	—	—	—
Equity funds	7.8	—	7.8	—	—	—
Combination debt/equity/other fund	1.8	—	1.8	—	—	—
Cash equivalents	0.2	—	0.2	—	—	—
Total rabbi trust	23.5	—	23.5	—	—	—
Derivative instruments - commodity contracts(b)
Power	38.7	(29.8)	30.1	36.3	2.1	—
Natural gas	1.2	(5.2)	6.4	—	—	—
Total derivative assets	39.9	(35.0)	36.5	36.3	2.1	—
Total assets	529.4	(35.0)	451.3	36.3	2.1	74.7
Liabilities
Derivative instruments - commodity contracts(b)
Power	36.2	(28.7)	23.5	39.1	2.3	—
Natural gas	1.6	(5.2)	6.8	—	—	—
Total derivative liabilities	37.8	(33.9)	30.3	39.1	2.3	—
Total liabilities	$37.8	$(33.9)	$30.3	$39.1	$2.3	$—
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$436.8	$—	$436.8	$—	$—	$—
Debt securities
U.S. Treasury	56.8	—	56.8	—	—	—
U.S. Agency	0.1	—	—	0.1	—	—
State and local obligations	2.1	—	—	2.1	—	—
Corporate bonds	51.5	—	—	51.5	—	—
Cash equivalents	3.5	—	3.5	—	—	—
Total nuclear decommissioning trust	550.8	—	497.1	53.7	—	—
Self-insured health plan trust(c)
Equity securities	2.7	—	2.7	—	—	—
Debt securities	15.3	—	3.8	11.5	—	—
Cash and cash equivalents	2.5	—	2.5	—	—	—
Total self-insured health plan trust	20.5	—	9.0	11.5	—	—
Derivative instruments - commodity contracts(b)
Power	4.3	(2.3)	—	—	6.6	—
Total derivative assets	4.3	(2.3)	—	—	6.6	—
Total assets	575.6	(2.3)	506.1	65.2	6.6	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(2.3)	—	—	2.3	—
Total derivative liabilities	—	(2.3)	—	—	2.3	—
Total liabilities	$—	$(2.3)	$—	$—	$2.3	$—

Description	December 31, 2025	Netting	Level 1	Level 2	Level 3	NAV
Other Evergy	(millions)
Assets
Rabbi trusts
Core bond fund	$7.7	$—	$7.7	$—	$—	$—
Total rabbi trusts	7.7	—	7.7	—	—	—
Derivative instruments - commodity contracts(b)
Power	0.2	(0.6)	—	—	0.8	—
Derivative instruments - interest rate swaps(b)	0.6	—	—	0.6	—	—
Total derivative assets	0.8	(0.6)	—	0.6	0.8	—
Total assets	8.5	(0.6)	7.7	0.6	0.8	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(0.6)	—	—	0.6	—
Total derivative liabilities	—	(0.6)	—	—	0.6	—
Total liabilities	$—	$(0.6)	$—	$—	$0.6	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$1,016.8	$—	$888.4	$53.7	$—	$74.7
Rabbi trusts	31.2	—	31.2	—	—	—
Self-insured health plan trust(c)	20.5	—	9.0	11.5	—	—
Derivative instruments - commodity contracts(b)
Power	43.2	(32.7)	30.1	36.3	9.5	—
Natural gas	1.2	(5.2)	6.4	—	—	—
Derivative instruments - interest rate swaps(b)	0.6	—	—	0.6	—	—
Total derivative assets	45.0	(37.9)	36.5	36.9	9.5	—
Total assets	1,113.5	(37.9)	965.1	102.1	9.5	74.7
Liabilities
Derivative instruments - commodity contracts(b)
Power	36.2	(31.6)	23.5	39.1	5.2	—
Natural gas	1.6	(5.2)	6.8	—	—	—
Total derivative liabilities	37.8	(36.8)	30.3	39.1	5.2	—
Total liabilities	$37.8	$(36.8)	$30.3	$39.1	$5.2	$—
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

	June 30, 2026		December 31, 2025		June 30, 2026
	Fair	Unfunded	Fair	Unfunded	Redemption	Length of
	Value	Commitments	Value	Commitments	Frequency	Settlement
Evergy Kansas Central	(millions)
Nuclear decommissioning trust:
Domestic equity funds	$8.3	$1.3	$8.3	$1.3	(a)	(a)
Alternative investments fund(b)	47.7	—	49.6	—	Quarterly	65 days
Real estate securities fund(b)	17.2	—	16.8	—	Quarterly	65 days
Total Evergy investments at NAV	$73.2	$1.3	$74.7	$1.3
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
The following table summarizes the net unrealized gains (losses) for the Evergy Companies' nuclear decommissioning trusts and rabbi trusts.

	Three Months Ended June 30		Year to Date June 30
	2026	2025	2026	2025
Evergy	(millions)
Nuclear decommissioning trust - equity securities	$97.0	$64.8	$72.9	$45.5
Nuclear decommissioning trust - debt securities	(0.1)	1.1	(1.4)	2.6
Rabbi trusts - equity securities	0.9	1.4	0.8	2.1
Total	$97.8	$67.3	$72.3	$50.2
Evergy Kansas Central
Nuclear decommissioning trust - equity securities	$33.3	$25.3	$25.8	$26.2
Rabbi trust - equity securities	0.9	1.3	0.9	1.9
Total	$34.2	$26.6	$26.7	$28.1
Evergy Metro
Nuclear decommissioning trust - equity securities	$63.7	$39.5	$47.1	$19.3
Nuclear decommissioning trust - debt securities	(0.1)	1.1	(1.4)	2.6
Total	$63.6	$40.6	$45.7	$21.9
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
In January 2026, the EPA published in the Federal Register a proposed "Phase 1" reconsideration rule addressing interstate transport requirements for the 2015 NAAQS for Ozone for ten states, including Kansas. The EPA indicated they intend to address additional states, including Missouri, in a separate action. The Phase 1 proposal would withdraw the EPA's proposed disapproval of the ITSIP submissions for five states, including Kansas. As a result, Kansas would be governed by its ITSIP and would not be subject to an ITFIP if this rule is finalized. Until this and future proposals and associated litigation are finalized, the full impact on the Evergy Companies' operations cannot be determined and the cost to comply could be material.
Particulate Matter National Ambient Air Quality Standards
In March 2024, the EPA published in the Federal Register the final rule which strengthens the primary annual PM2.5 (particulate matter less than 2.5 microns in diameter) NAAQS by lowering the primary annual PM2.5 NAAQS from 12.0 μg/m3 (micrograms per cubic meter) to 9.0 μg/m3. The final rule took effect in May 2024. In March 2025, the EPA announced its plans to reconsider the 2024 PM2.5 NAAQS. In November 2025, the EPA filed a motion requesting that the D.C. Circuit vacate the 2024 PM2.5 NAAQS, asserting that the prior presidential administration's EPA failed to consider costs during its revision process and therefore did not conduct a thorough review, as required. In June 2026, the D.C. Circuit rejected those arguments, upheld the 2024 PM2.5 NAAQS and denied the EPA's motion for vacatur, leaving the 9.0 μg/m3 standard in effect. In July 2026, following litigation over missed statutory deadlines, the U.S. District Court for the Northern District of California ordered the EPA to finalize attainment designations for the 2024 PM2.5 NAAQS by February 2027. Due to the uncertainty of the attainment status of portions of the Evergy Companies' service territory, the Evergy Companies are unable to accurately assess the impacts on their operations or consolidated financial results, but the cost to potentially comply with the 2024 PM2.5 NAAQS could be material.

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
Greenhouse Gases
Burning fossil fuels releases carbon dioxide (CO2) and other greenhouse gases (GHG). Various regulations under the CAA limit CO2 and other GHG emissions. In 2015, the EPA established new GHG emission standards for fossil-fuel fired EGUs under the CAA. In April 2024, the EPA finalized new GHG emission guidelines that set CO2 emission limitations for new and existing fossil-fuel EGUs. In June 2025, the EPA published a proposed rule to repeal both the 2015 GHG emission standards and the April 2024 GHG emission standards. In the same June 2025 proposed rule, the EPA included an alternative proposal to repeal the most burdensome requirements of the 2024 rule including the elimination of carbon capture and sequestration (CCS). In February 2026, the EPA issued a final rule rescinding the 2009 GHG Endangerment Finding (Endangerment Finding). The Endangerment Finding applies to GHG emissions from new motor vehicles and also provides justification for declaring GHG emissions as a threat to public health and welfare, thereby establishing the basis for regulating GHG emission under the CAA. The rescission of the Endangerment Finding may be used in future rulemaking by the EPA to justify discontinuing the regulation of GHG emissions from the power sector. In May 2026, the EPA submitted the final power-sector GHG regulation to the Office of Management and Budget (OMB) for review prior to issuance. The final rule is expected to generally reflect the 2025 alternative proposal. Due to uncertainty regarding the timing and substance of final EPA action, as well as the potential for judicial review, the Evergy Companies can't currently assess the potential impact on their operations or consolidated financial results, but the cost to comply could be material.
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
Other Matters
Nuclear Antitrust Class Action
In July 2025, a class action complaint was filed in the U.S. District Court for the District of Maryland alleging violations of the Sherman Antitrust Act in establishing wages for employees at nuclear facilities since 2003. The complaint names 28 defendants, including all 26 owner operators of nuclear facilities in the United States, or affiliated entities, including Wolf Creek Nuclear Operating Corporation, which operates Wolf Creek, a nuclear facility in Kansas. Evergy indirectly owns 94% of Wolf Creek, with Evergy Kansas Central and Evergy Metro each owning 47% of the nuclear facility. In August 2026, the case was dismissed without prejudice by the U.S. District Court for the District of Maryland.
Generation Development Agreement
As part of Evergy's generation development activities, the Evergy Companies enter into contractual commitments associated with the development and potential acquisition of new generation resources. The Evergy Companies have an agreement with a third-party developer regarding the potential development and acquisition of a generation facility. Under this agreement, if the Evergy Companies elect not to proceed with the project by an applicable deadline, the Evergy Companies could incur a loss of approximately $80 million, representing payments to the third-party developer for costs related to the project. In the event of a decision by the Evergy Companies not to proceed, the agreement includes provisions obligating the third-party developer to seek alternatives for the project or the project assets and would allow the Evergy Companies to recover a share of the payments made to the third-party developer if the developer is able to redeploy some or all of the project assets. A decision on this project could be made at any time but is expected no later than the second quarter of 2027.
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

	Three Months Ended June 30		Year to Date June 30
	2026	2025	2026	2025
	(millions)
Evergy Kansas Central billings to Evergy Missouri West	$69.1	$61.9	$149.0	$69.6
Evergy Metro billings to Evergy Missouri West	28.0	29.4	52.3	55.2
Evergy Kansas Central billings to Evergy Metro	13.5	13.5	25.8	26.5
Evergy Metro billings to Evergy Kansas Central	38.1	35.2	70.3	68.1
Related Party Net Receivables and Payables
The following table summarizes Evergy Kansas Central's and Evergy Metro's related party net receivables and payables.

	June 30	December 31
	2026	2025
Evergy Kansas Central	(millions)
Net payable to Evergy	$(15.9)	$(13.3)
Net receivable from (payable to) Evergy Metro	(30.1)	10.6
Net receivable from Evergy Missouri West	30.6	34.6

Evergy Metro
Net receivable from Evergy	$13.1	$16.5
Net receivable from (payable to) Evergy Kansas Central	30.1	(10.6)
Net receivable from Evergy Missouri West	87.3	96.2
Money Pool
Evergy Kansas Central, Evergy Metro and Evergy Missouri West are authorized to participate in the Evergy, Inc. money pool, which is an internal financing arrangement in which funds may be lent on a short-term basis between Evergy Kansas Central, Evergy Metro, Evergy Missouri West and Evergy, Inc. Evergy, Inc. can lend but not borrow under the money pool.
As of June 30, 2026 and December 31, 2025, Evergy Kansas Central and Evergy Metro had no outstanding receivables or payables under the money pool.

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

	June 30	December 31
	2026	2025
Evergy Kansas Central	(millions)
Income taxes payable to Evergy	$(3.0)	$(14.3)

Evergy Metro
Income taxes payable to Evergy	$(14.3)	$—
13. SHAREHOLDERS' EQUITY
ATM Program
In May 2025, Evergy entered into an equity distribution agreement, pursuant to which Evergy may sell, from time to time, up to an aggregate of $1.2 billion of its common stock through an ATM Program, which may utilize forward sales agreements. Evergy subsequently entered into forward sale agreements under the ATM program and as of June 30, 2026, the ATM Program had approximately $0.8 billion of common stock available for issuance.
The forward sale agreements outstanding as of June 30, 2026, can be settled at Evergy’s discretion on or prior to dates ranging from March 2027 to July 2028. On a settlement date or dates, if Evergy elects to physically settle a forward sale agreement, Evergy will issue shares of common stock to the counterparties at the then-applicable forward sale price. The initial forward sale price for the outstanding agreements ranged from $71.29 to $86.14, with a weighted average initial forward sale price of $79.36. The initial forward sale price is subject to adjustment on a daily basis based on an interest rate factor and decreased on certain dates by predetermined amounts to reflect expected dividend payments. The forward sale agreements will be physically settled unless Evergy elects to settle in cash or to net share settle. At June 30, 2026, Evergy could have settled the forward sale agreements with physical delivery of 5.2 million shares of common stock to the respective counterparties in exchange for cash of $413.5 million. Alternatively, the forward sale agreements could have also been settled at June 30, 2026, with delivery of approximately $40.4 million of cash or approximately 0.5 million shares of common stock to the counterparties, if Evergy elected net cash or net share settlement, respectively.
Evergy has not received any proceeds related to the outstanding forward sale agreements. The forward sale agreements have been classified as equity transactions.

14. TAXES
Effective Income Tax Rates
The Evergy Companies' effective income tax rates reflected in the financial statements are included in the following table.

	Three Months Ended June 30		Year to Date June 30
	2026	2025	2026	2025
Evergy	7.0%	5.5%	5.1%	6.1%
Evergy Kansas Central	6.0%	4.6%	3.8%	4.5%
Evergy Metro	14.6%	12.4%	12.3%	13.4%
Evergy's effective income tax rate increased for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to a decrease in the amortization of federal and state excess deferred income taxes (EDIT) relative to pretax income.
Evergy Kansas Central's effective income tax rate increased for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to a decrease in the amortization of federal and state EDIT and a decrease related to energy production tax credits relative to pretax income.
Evergy Metro's effective income tax rate increased for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to a decrease in the amortization of federal and state EDIT.
Evergy's effective income tax rate decreased year to date June 30, 2026, compared to the same period in 2025, primarily related to higher energy production tax credits.
Evergy Kansas Central's effective income tax rate decreased year to date June 30, 2026, compared to the same period in 2025, primarily due to an increase in equity allowance for funds used during construction (AFUDC) not includible in taxable income.
Evergy Metro's effective income tax rate decreased year to date June 30, 2026, compared to the same period in 2025, primarily due to an increase in stock compensation deductible for tax purposes, partially offset by a decrease in the amortization of federal and state EDIT.

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

	Three Months Ended June 30		Year to Date June 30
	2026	2025	2026	2025
	(millions)
OPERATING REVENUES	$1,500.1	$1,437.0	$2,943.8	$2,811.5
Less:
Fuel and purchased power	328.5	330.4	688.5	685.7
SPP network transmission costs	118.8	114.9	228.4	211.3
Operating and maintenance:
Operations and customer	164.5	164.6	311.2	311.7
Support	45.4	40.4	81.7	73.4
Other segment items, including benefit costs(a)	51.0	50.1	111.2	102.0
Depreciation and amortization	304.3	288.4	609.6	576.5
Taxes other than income tax	107.0	104.4	214.2	215.5
Interest expense	165.9	153.8	340.4	306.3
Income tax expense	16.4	10.0	19.8	19.6
Net income attributable to noncontrolling interests	3.1	3.1	6.2	6.2
Plus:
Total other income (expense), net	18.3	(7.4)	30.0	(10.4)
Equity in earnings of equity method investees, net of income taxes	1.5	1.8	3.9	3.4
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$215.0	$171.3	$366.5	$296.3
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
Large Load Customers
In 2026, the Evergy Companies signed ESAs with multiple large load customers to serve data centers with a projected peak steady state load of approximately 2,600 MWs. The ESAs relate to three new projects and the expansion of two separate projects previously announced. The ESAs' terms reflect the applicable provisions of the Evergy Companies’ LLPS rate plans. The service of these large load customers, inclusive of an optional transitional load period not to exceed five years, has commenced or is expected to commence at dates ranging from 2026 to 2028.

Convertible Note Repurchases
In January and February 2026, Evergy, Inc. repurchased $244.1 million aggregate principal amount of its $1.4 billion aggregate principal amount of Convertible Notes, under separate, privately negotiated repurchase agreements with certain holders of its Convertible Notes, for a total repurchase cost (including fees and excluding accrued and unpaid interest) of $309.5 million. After these January and February 2026 repurchases, $1,155.9 million aggregate principal amount of Convertible Notes remain outstanding as of June 30, 2026. See "Convertible Notes" in Note 8 to the consolidated financial statements for additional information regarding Evergy, Inc.'s repurchase of Convertible Notes.
Regulatory Proceedings
See Note 4 to the consolidated financial statements for information regarding other regulatory proceedings.
Wolf Creek Refueling Outage
Wolf Creek's most recent refueling outage began in October 2025 and the unit returned to service in November 2025. Wolf Creek's next refueling outage is planned to begin in the spring of 2027.
Earnings Overview
The following table summarizes Evergy's net income and diluted EPS.

	Three Months Ended June 30			Year to Date June 30
	2026	Change	2025	2026	Change	2025
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$215.0	$43.7	$171.3	$366.5	$70.2	$296.3
Earnings per common share, diluted	0.91	0.17	0.74	1.55	0.27	1.28
Net income attributable to Evergy, Inc. increased for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to new Evergy Kansas Central retail rates effective in October 2025, higher retail sales in the second quarter of 2026 driven by favorable weather and higher weather-normalized demand, and gains in 2026 compared to losses in 2025 from non-regulated investments in early-stage clean energy and energy solution companies; partially offset by higher interest, depreciation and operating and maintenance expense.
Diluted EPS increased for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to the increase in net income attributable to Evergy, Inc. discussed above, partially offset by a $0.02 per share decrease primarily due to dilution from Evergy's convertible notes.
Net income attributable to Evergy, Inc. increased year to date June 30, 2026, compared to the same period in 2025, primarily due to new Evergy Kansas Central retail rates effective in October 2025, higher retail sales in 2026 driven by higher weather-normalized demand, higher non-regulated energy marketing revenue, and gains in 2026 compared to losses in 2025 from non-regulated investments in early-stage clean energy and energy solution companies; partially offset by higher interest, depreciation and operating and maintenance expense.
Diluted EPS increased year to date June 30, 2026, compared to the same period in 2025, primarily due to the increase in net income attributable to Evergy, Inc. discussed above, partially offset by a $0.03 per share decrease primarily due to dilution from Evergy's convertible notes.
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
Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) for the three months ended and year to date June 30, 2026, were $208.5 million or $0.88 per share and $370.3 million or $1.57 per share, respectively. For the three months ended and year to date June 30, 2025, Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) were $191.1 million or $0.82 per share and $318.9 million or $1.37 per share, respectively.
In addition to net income attributable to Evergy, Inc. and diluted EPS, Evergy's management uses adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) to evaluate earnings and EPS without:
i.losses from the repurchase of a portion of Evergy's Convertible Notes; and
ii.investment gains and losses from non-regulated investments in early-stage clean energy and energy solution companies and costs related to the disposal of these investments.
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

	Earnings	Earnings per Diluted Share	Earnings	Earnings per Diluted Share
Three Months Ended June 30	2026		2025
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$215.0	$0.91	$171.3	$0.74
Non-GAAP reconciling items:
(Gains) losses from investments in early-stage clean energy and energy solution companies, pre-tax(b)	(7.9)	(0.03)	25.4	0.10
Income tax expense (benefit)(c)	1.4	—	(5.6)	(0.02)
Adjusted earnings (non-GAAP)	$208.5	$0.88	$191.1	$0.82

	Earnings	Earnings per Diluted Share	Earnings	Earnings per Diluted Share
Year to Date June 30	2026		2025
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$366.5	$1.55	$296.3	$1.28
Non-GAAP reconciling items:
Losses from the repurchase of convertible notes, pre-tax(a)	10.3	0.05	—	—
(Gains) losses from investments in early-stage clean energy and energy solution companies, pre-tax(b)	(7.5)	(0.03)	29.0	0.12
Income tax expense (benefit)(c)	1.0	—	(6.4)	(0.03)
Adjusted earnings (non-GAAP)	$370.3	$1.57	$318.9	$1.37
(a)Reflects losses and fees of $10.3 million related to Evergy's repurchase of $244.1 million aggregate principal amount of its Convertible Notes in the first quarter 2026 that are included in interest expense on the consolidated statements of comprehensive income.
(b)Reflects net realized gains of $7.9 million and unrealized losses and impairment losses of $25.4 million for the three months ended June 30, 2026 and 2025, respectively, and net realized and unrealized gains of $8.1 million and unrealized losses and impairment losses of $29.0 million year to date June 30, 2026 and 2025, respectively, from non-regulated investments in early-stage clean energy and energy solution companies that are included in investment earnings on the consolidated statements of comprehensive income and $0.6 million year to date June 30, 2026, of costs related to the disposal of these investments that are included in operating and maintenance expense on the consolidated statements of comprehensive income. Evergy is in the process of disposing of these investments.
(c)Reflects an income tax effect calculated at a statutory rate of approximately 22%, with the exception of certain non-deductible items.

ENVIRONMENTAL MATTERS
See Note 11 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 12 to the consolidated financial statements for information regarding related party transactions.

EVERGY RESULTS OF OPERATIONS
The following table summarizes Evergy's comparative results of operations.

	Three Months Ended June 30			Year to Date June 30
	2026	Change	2025	2026	Change	2025
	(millions)
Operating revenues	$1,500.1	$63.1	$1,437.0	$2,943.8	$132.3	$2,811.5
Fuel and purchased power	328.5	(1.9)	330.4	688.5	2.8	685.7
SPP network transmission costs	118.8	3.9	114.9	228.4	17.1	211.3
Operating and maintenance	260.9	5.8	255.1	504.1	17.0	487.1
Depreciation and amortization	304.3	15.9	288.4	609.6	33.1	576.5
Taxes other than income tax	107.0	2.6	104.4	214.2	(1.3)	215.5
Income from operations	380.6	36.8	343.8	699.0	63.6	635.4
Other income (expense), net	18.3	25.7	(7.4)	30.0	40.4	(10.4)
Interest expense	165.9	12.1	153.8	340.4	34.1	306.3
Income tax expense	16.4	6.4	10.0	19.8	0.2	19.6
Equity in earnings of equity method investees, net of income taxes	1.5	(0.3)	1.8	3.9	0.5	3.4
Net income	218.1	43.7	174.4	372.7	70.2	302.5
Less: Net income attributable to noncontrolling interests	3.1	—	3.1	6.2	—	6.2
Net income attributable to Evergy, Inc.	$215.0	$43.7	$171.3	$366.5	$70.2	$296.3

Gross Margin (GAAP) and Utility Gross Margin (non-GAAP)
The following tables summarize Evergy's gross margin (GAAP) and MWhs sold and reconcile Evergy's gross margin (GAAP) to Evergy's utility gross margin (non-GAAP). See "Executive Summary - Non-GAAP Measures", above for additional information regarding gross margin (GAAP) and utility gross margin (non-GAAP).

	Revenues and Expenses			MWhs Sold
Three Months Ended June 30	2026	Change	2025	2026	Change	2025
Retail revenues	(millions)			(thousands)
Residential	$528.4	$36.5	$491.9	3,699	151	3,548
Commercial	507.1	39.5	467.6	4,809	308	4,501
Industrial	170.2	9.7	160.5	2,151	74	2,077
Other retail revenues	12.2	1.5	10.7	21	(2)	23
Total electric retail	1,217.9	87.2	1,130.7	10,680	531	10,149
Wholesale revenues	68.1	(23.1)	91.2	2,959	(1,017)	3,976
Transmission revenues	134.5	6.2	128.3	N/A	N/A	N/A
Other revenues	79.6	(7.2)	86.8	N/A	N/A	N/A
Operating revenues	1,500.1	63.1	1,437.0	13,639	(486)	14,125
Fuel and purchased power	(328.5)	1.9	(330.4)
SPP network transmission costs	(118.8)	(3.9)	(114.9)
Operating and maintenance(a)	(145.0)	(8.2)	(136.8)
Depreciation and amortization	(304.3)	(15.9)	(288.4)
Taxes other than income tax	(107.0)	(2.6)	(104.4)
Gross margin (GAAP)	496.5	34.4	462.1
Operating and maintenance(a)	145.0	8.2	136.8
Depreciation and amortization	304.3	15.9	288.4
Taxes other than income tax	107.0	2.6	104.4
Utility gross margin (non-GAAP)	$1,052.8	$61.1	$991.7
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $115.9 million and $118.3 million for the three months ended June 30, 2026 and 2025, respectively.

	Revenues and Expenses			MWhs Sold
Year to Date June 30	2026	Change	2025	2026	Change	2025
Retail revenues	(millions)			(thousands)
Residential	$1,011.1	$9.3	$1,001.8	7,520	(83)	7,603
Commercial	947.2	43.1	904.1	9,316	390	8,926
Industrial	330.5	25.0	305.5	4,224	269	3,955
Other retail revenues	23.6	2.8	20.8	41	(6)	47
Total electric retail	2,312.4	80.2	2,232.2	21,101	570	20,531
Wholesale revenues	175.2	35.4	139.8	6,122	(1,449)	7,571
Transmission revenues	268.1	5.8	262.3	N/A	N/A	N/A
Other revenues	188.1	10.9	177.2	N/A	N/A	N/A
Operating revenues	2,943.8	132.3	2,811.5	27,223	(879)	28,102
Fuel and purchased power	(688.5)	(2.8)	(685.7)
SPP network transmission costs	(228.4)	(17.1)	(211.3)
Operating and maintenance(a)	(277.6)	(11.7)	(265.9)
Depreciation and amortization	(609.6)	(33.1)	(576.5)
Taxes other than income tax	(214.2)	1.3	(215.5)
Gross margin (GAAP)	925.5	68.9	856.6
Operating and maintenance(a)	277.6	11.7	265.9
Depreciation and amortization	609.6	33.1	576.5
Taxes other than income tax	214.2	(1.3)	215.5
Utility gross margin (non-GAAP)	$2,026.9	$112.4	$1,914.5
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $226.5 million and $221.2 million year to date June 30, 2026 and 2025, respectively.

Evergy's gross margin (GAAP) increased $34.4 million for the three months ended June 30, 2026, compared to the same period in 2025 and Evergy's utility gross margin (non-GAAP) increased $61.1 million for the three months ended June 30, 2026, compared to the same period in 2025, both measures were driven by:
•a $30.8 million increase primarily due to favorable weather (cooling degree days increased by 25%) and higher weather-normalized demand driven by a data center customer that began taking service in 2026 and higher demand from a large load industrial customer; and
•a $30.3 million increase from new Evergy Kansas Central retail rates effective in October 2025.
Additionally, the increase in Evergy's gross margin (GAAP) was also impacted by:
•a $15.9 million increase in depreciation and amortization as further described below;
•an $8.2 million increase in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by an increase in transmission and distribution operating and maintenance expense as further described below; and
•a $2.6 million increase in taxes other than income tax.
Evergy's gross margin (GAAP) increased $68.9 million year to date June 30, 2026, compared to the same period in 2025 and Evergy's utility gross margin (non-GAAP) increased $112.4 million year to date June 30, 2026, compared to the same period in 2025, both measures were driven by:
•a $65.7 million increase from new Evergy Kansas Central retail rates effective in October 2025;
•a $31.1 million increase primarily due to higher weather-normalized demand from commercial and industrial customers, including a data center customer that began taking service in 2026 and higher demand from a large load industrial customer; and

•a $15.6 million increase in revenue related to non-regulated energy marketing activity at Evergy Kansas Central.
Additionally, the increase in Evergy's gross margin (GAAP) was also impacted by:
•a $33.1 million increase in depreciation and amortization as further described below; and
•an $11.7 million increase in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by an increase in transmission and distribution operating and maintenance expense as further described below; partially offset by
•a $1.3 million decrease in taxes other than income tax.
Operating and Maintenance
Evergy's operating and maintenance expense increased $5.8 million for the three months ended June 30, 2026, compared to the same period in 2025, primarily driven by:
•an $11.4 million increase in transmission and distribution operating and maintenance expenses primarily driven by an $8.3 million increase in non-labor expense primarily due to higher contractor costs related to storms and vegetation management costs; partially offset by
•a $3.8 million decrease in plant operating and maintenance expense at Wolf Creek including lower labor and contractor costs.
Evergy's operating and maintenance expense increased $17.0 million year to date June 30, 2026, compared to the same period in 2025, primarily driven by:
•a $13.8 million increase in transmission and distribution operating and maintenance expenses primarily driven by an $11.5 million increase in non-labor expense primarily due to higher contractor and vegetation management costs; and
•a $4.2 million increase in general and administrative labor and employee benefits expense, primarily due to higher medical claims.
Depreciation and Amortization
Evergy's depreciation and amortization increased $15.9 million for the three months ended June 30, 2026 and $33.1 million year to date June 30, 2026, compared to the same periods in 2025, primarily due to capital additions.
Other Income (Expense), Net
Evergy's other expense, net for the three months ended June 30, 2025, became other income, net for the three months ended June 30, 2026, as a result of a $25.7 million increase in net other income items, primarily driven by:
•$33.3 million of gains in 2026 compared to losses in 2025 related to Evergy's non-regulated investments in early-stage clean energy and energy solution companies driven by $25.4 million of unrealized losses and impairment losses in the second quarter of 2025 and $7.9 million of net realized gains in the second quarter of 2026; and
•a $9.2 million increase in equity AFUDC primarily at Evergy Kansas Central and Evergy Missouri West primarily driven by higher average construction work in progress (CWIP) balances in the second quarter of 2026; partially offset by
•$11.6 million of income related to a commercial solar generation project completed in the second quarter of 2025; and
•a $5.2 million decrease primarily due to lower Evergy Kansas Central corporate-owned life insurance (COLI) benefits in the second quarter of 2026.

Evergy's other expense, net year to date June 30, 2025, became other income, net year to date June 30, 2026, as a result of a $40.4 million increase in net other income items, primarily driven by:
•$37.1 million of gains in 2026 compared to losses in 2025 related to Evergy's non-regulated investments in early-stage clean energy and energy solution companies driven by $29.0 million of unrealized losses and impairment losses in the second quarter of 2025 and $8.1 million of net realized and unrealized gains in the second quarter of 2026; and
•a $17.0 million increase in equity AFUDC primarily at Evergy Kansas Central and Evergy Missouri West primarily driven by higher average CWIP balances in 2026; partially offset by
•$11.6 million of income related to a commercial solar generation project completed in 2025.
Interest Expense
Evergy's interest expense increased $12.1 million for the three months ended June 30, 2026, compared to the same period in 2025, primarily driven by:
•a $19.1 million increase due to issuances of long-term debt; and
•a $10.1 million increase in interest expense on short-term borrowings primarily due to higher short-term debt balances in the second quarter of 2026; partially offset by
•an $8.8 million decrease due to the repayment of long-term debt; and
•a $6.9 million decrease due to higher debt AFUDC primarily at Evergy Missouri West driven by higher average CWIP balances in the second quarter of 2026.
Evergy's interest expense increased $34.1 million year to date June 30, 2026, compared to the same period in 2025, primarily driven by:
•a $38.0 million increase due to issuances of long-term debt;
•a $12.9 million increase in interest expense on short-term borrowings primarily due to higher short-term debt balances in 2026; and
•a $10.3 million increase related to Evergy's repurchase of a portion of its Convertible Notes in 2026; partially offset by
•a $16.0 million decrease due to the repayment of long-term debt; and
•an $11.9 million decrease due to higher debt AFUDC primarily at Evergy Missouri West driven by higher average CWIP balances in 2026.
Income Tax Expense
Evergy's income tax expense increased $6.4 million for the three months ended June 30, 2026, compared to the same period in 2025, primarily driven by:
•an $11.0 million increase primarily due to higher pre-tax income in the second quarter of 2026; partially offset by
•a $2.1 million decrease primarily due to higher nontaxable AFUDC equity; and
•a $1.2 million decrease primarily related to higher energy production income tax credits in the second quarter of 2026.
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
Short-Term Borrowings
In June 2026, Evergy entered into a $3.5 billion master credit facility which expires in June 2031. Evergy, Evergy Kansas Central, Evergy Metro and Evergy Missouri West have borrowing capacity under the master credit facility with specific sublimits for each borrower. As of June 30, 2026, Evergy had $1,648.4 million of available borrowing capacity under its master credit facility. The available borrowing capacity under the master credit facility consisted of $513.5 million for Evergy, Inc., $394.0 million for Evergy Kansas Central, $537.4 million for Evergy Metro and $203.5 million for Evergy Missouri West. The Evergy Companies' borrowing capacity under the master credit facility also supports their issuance of commercial paper. See Note 7 to the consolidated financial statements for additional information regarding the master credit facility.
In January 2026, Evergy, Inc. entered into a $55.0 million unsecured Term Loan Credit Agreement with an expiration date in January 2027. In February 2026, Evergy, Inc. entered into a $500.0 million unsecured Term Loan Credit Agreement with an expiration date in February 2027. Evergy's borrowings under the $500.0 million unsecured Term Loan Credit Agreement were used for, among other things, the repayment in full of all borrowings under the $55.0 million Term Loan Credit Agreement and the partial repurchase of Evergy's Convertible Notes as further described in Note 8 to the consolidated financial statements.
Along with cash flows from operations and receivable sales facilities, Evergy generally uses borrowings under its master credit facility and the issuance of commercial paper to meet its day-to-day cash flow requirements. Evergy may also utilize these short-term borrowings to repay maturing long-term debt until the long-term debt is able to be refinanced.
Long-Term Debt
In April 2026, Evergy Missouri West filed an application with FERC requesting authorization to issue long-term debt securities of up to $1.3 billion outstanding at any one time. In July 2026, FERC approved Evergy Missouri West's request and the authorization expires in July 2028. As a result of Evergy Missouri West's issuance of $300.0 million of long-term debt in May 2026, the authorization provides Evergy Missouri West with an additional $1.0 billion of long-term debt capacity.
See Note 8 to the consolidated financial statements for information regarding significant debt issuances.
Pensions
See Note 6 to the consolidated financial statements for information regarding Evergy's pension and post-retirement plan contributions.
ATM Program
See Note 13 to the consolidated financial statements for information regarding Evergy's ATM Program.
Debt Covenants
As of June 30, 2026, Evergy was in compliance with all debt covenants under the master credit facility and certain debt instruments that contain restrictions that require the maintenance of certain capitalization and leverage ratios. See Note 7 to the consolidated financial statements for more information.

Cash Flows
The following table presents Evergy's cash flows from operating, investing and financing activities.

Year to Date June 30	2026	2025
	(millions)
Cash Flows from Operating Activities	$711.1	$773.5
Cash Flows used in Investing Activities	(1,628.5)	(1,235.4)
Cash Flows from Financing Activities	917.7	467.0
Cash Flows from Operating Activities
Evergy's cash flows from operating activities decreased $62.4 million year to date June 30, 2026, compared to the same period in 2025, primarily driven by fuel recovery mechanism under-collections at Evergy Missouri West and an increase in coal inventory purchases.
Cash Flows used in Investing Activities
Evergy's cash flows used in investing activities increased $393.1 million year to date June 30, 2026, compared to the same period in 2025, primarily driven by:
•a $591.7 million increase in additions to property, plant and equipment, due to increased spending for a variety of capital projects, including construction of new generating facilities; partially offset by
•a $49.3 million increase in proceeds from COLI investments, primarily at Evergy Kansas Central due to higher policy settlements in 2026.
Cash Flows from Financing Activities
Evergy's cash flows from financing activities increased $450.7 million year to date June 30, 2026, compared to the same period in 2025, primarily driven by:
•a $500.0 million increase due to proceeds from term loans, net of repayments, executed in 2026; and
•a $221.4 million increase in short-term debt borrowings driven by:
◦a $564.6 million increase in short-term debt at Evergy Kansas Central primarily due to the repayment of commercial paper borrowings with proceeds from long-term debt issuances in 2025; and
◦higher borrowings of $122.5 million at Evergy Missouri West and $64.8 million at Evergy Metro; partially offset by
◦a $530.5 million decrease in short-term debt at Evergy, Inc. primarily due to the repayment of commercial paper borrowings with proceeds from long-term debt in 2026.
•a $130.9 million increase in proceeds from long-term debt, net due to the issuance of $724.3 million of long-term debt year to date June 30, 2026, compared to the issuance of $593.4 million of long-term debt for the same period in 2025; partially offset by
•a $389.4 million decrease due to retirements of long-term debt driven by Evergy's repurchase of $244.1 million aggregate principal amount of the Convertible Notes in 2026 and Evergy Metro's remarketing of its Series 2023 EIRR bonds totaling $79.5 million in 2026.

EVERGY KANSAS CENTRAL, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Kansas Central is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Kansas Central's comparative results of operations.

Year to Date June 30	2026	Change	2025
	(millions)
Operating revenues	$1,542.6	$100.0	$1,442.6
Fuel and purchased power	232.7	(11.3)	244.0
SPP network transmission costs	228.4	17.1	211.3
Operating and maintenance	252.0	22.8	229.2
Depreciation and amortization	305.5	19.2	286.3
Taxes other than income tax	116.2	(0.6)	116.8
Income from operations	407.8	52.8	355.0
Other income, net	19.3	10.3	9.0
Interest expense	128.7	8.3	120.4
Income tax expense	11.5	0.6	10.9
Equity in earnings of equity method investees, net of income taxes	1.3	(0.4)	1.7
Net income	288.2	53.8	234.4
Less: Net income attributable to noncontrolling interests	6.2	—	6.2
Net income attributable to Evergy Kansas Central, Inc.	$282.0	$53.8	$228.2

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

	Revenues and Expenses			MWhs Sold
Year to Date June 30	2026	Change	2025	2026	Change	2025
Retail revenues	(millions)			(thousands)
Residential	$457.8	$25.7	$432.1	3,081	(33)	3,114
Commercial	401.2	24.8	376.4	3,647	89	3,558
Industrial	220.1	23.0	197.1	2,682	197	2,485
Other retail revenues	11.4	(0.2)	11.6	14	(6)	20
Total electric retail	1,090.5	73.3	1,017.2	9,424	247	9,177
Wholesale revenues	139.5	(3.3)	142.8	4,351	(551)	4,902
Transmission revenues	250.9	8.1	242.8	N/A	N/A	N/A
Other revenues	61.7	21.9	39.8	N/A	N/A	N/A
Operating revenues	1,542.6	100.0	1,442.6	13,775	(304)	14,079
Fuel and purchased power	(232.7)	11.3	(244.0)
SPP network transmission costs	(228.4)	(17.1)	(211.3)
Operating and maintenance (a)	(126.5)	(12.3)	(114.2)
Depreciation and amortization	(305.5)	(19.2)	(286.3)
Taxes other than income tax	(116.2)	0.6	(116.8)
Gross margin (GAAP)	533.3	63.3	470.0
Operating and maintenance (a)	126.5	12.3	114.2
Depreciation and amortization	305.5	19.2	286.3
Taxes other than income tax	116.2	(0.6)	116.8
Utility gross margin (non-GAAP)	$1,081.5	$94.2	$987.3
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $125.5 million and $115.0 million year to date June 30, 2026 and 2025, respectively.

Evergy Kansas Central's gross margin (GAAP) increased $63.3 million year to date June 30, 2026, compared to the same period in 2025, and Evergy Kansas Central's utility gross margin (non-GAAP) increased $94.2 million year to date June 30, 2026, compared to the same period in 2025, both measures were driven by:
•a $65.7 million increase from new Evergy Kansas Central retail rates effective in October 2025; and
•a $15.6 million increase in revenue related to non-regulated energy marketing activity; and
•a $12.9 million increase primarily due to higher weather-normalized demand from commercial and industrial customers, including higher demand from a large load industrial customer.
Additionally, the increase in Evergy Kansas Central's gross margin (GAAP) was also impacted by:
•a $19.2 million increase in depreciation and amortization as further described below; and
•a $12.3 million increase in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities primarily driven by an increase in transmission and distribution operating and maintenance expense as further described below; partially offset by
•a $0.6 million decrease in taxes other than income tax.

Evergy Kansas Central Operating and Maintenance
Evergy Kansas Central's operating and maintenance expense increased $22.8 million year to date June 30, 2026, compared to the same period in 2025, primarily driven by:
•an $11.3 million increase in transmission and distribution operating and maintenance expenses primarily driven by a $7.3 million increase in non-labor costs including higher contractor and vegetation management costs;
•a $2.6 million increase in general and administrative labor and employee benefits expense primarily driven by higher medical claims; and
•a $1.9 million increase in plant operating and maintenance expense at coal-fired generating facilities primarily due to a $3.5 million increase at JEC driven by a major maintenance outage in 2026, partially offset by a $1.7 million decrease at Lawrence Energy Center driven by a major maintenance outage in 2025.
Evergy Kansas Central Depreciation and Amortization
Evergy Kansas Central's depreciation and amortization expense increased $19.2 million year to date June 30, 2026, compared to the same period in 2025, primarily due to capital additions.
Evergy Kansas Central Other Income, Net
Evergy Kansas Central's other income, net increased $10.3 million year to date June 30, 2026, compared to the same period in 2025, driven by a $10.3 million increase in equity AFUDC primarily driven by higher average CWIP balances in 2026.
Evergy Kansas Central Interest Expense
Evergy Kansas Central's interest expense increased $8.3 million year to date June 30, 2026, compared to the same period in 2025, primarily driven by:
•a $13.8 million increase due to issuances of long-term debt; and
•a $6.7 million increase due to decreases in carrying costs deferred to a regulatory asset in accordance with plant-in-service accounting (PISA); partially offset by
•a $5.0 million decrease in interest expense on short-term borrowings primarily due to lower short-term debt balances and lower short-term interest rates in 2026;
•a $4.1 million decrease due to the repayment of long-term debt; and
•a $2.0 million decrease due to higher debt AFUDC driven by higher CWIP balances in 2026.

EVERGY METRO, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Metro is presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Metro's comparative results of operations.

Year to Date June 30	2026	Change	2025
	(millions)
Operating revenues	$934.1	$35.2	$898.9
Fuel and purchased power	298.8	16.2	282.6
Operating and maintenance	147.5	(1.6)	149.1
Depreciation and amortization	213.7	9.7	204.0
Taxes other than income tax	70.5	(0.7)	71.2
Income from operations	203.6	11.6	192.0
Other income (expense), net	(0.8)	(1.3)	0.5
Interest expense	71.8	1.3	70.5
Income tax expense	16.1	(0.2)	16.3
Net income	$114.9	$9.2	$105.7

Evergy Metro Gross Margin (GAAP) and Utility Gross Margin (non-GAAP)
The following table summarizes Evergy Metro's gross margin (GAAP) and MWhs sold and reconciles Evergy Metro's gross margin (GAAP) to Evergy Metro's utility gross margin (non-GAAP). See "Executive Summary - Non-GAAP Measures" for additional information regarding gross margin (GAAP) and utility gross margin (non-GAAP).

	Revenues and Expenses			MWhs Sold
Year to Date June 30	2026	Change	2025	2026	Change	2025
Retail revenues	(millions)			(thousands)
Residential	$331.4	$(10.6)	$342.0	2,667	(23)	2,690
Commercial	370.3	10.9	359.4	3,737	115	3,622
Industrial	63.3	0.2	63.1	857	36	821
Other retail revenues	6.5	1.1	5.4	20	(1)	21
Total electric retail	771.5	1.6	769.9	7,281	127	7,154
Wholesale revenues	37.1	47.5	(10.4)	1,740	(670)	2,410
Transmission revenues	12.4	(0.9)	13.3	N/A	N/A	N/A
Other revenues	113.1	(13.0)	126.1	N/A	N/A	N/A
Operating revenues	934.1	35.2	898.9	9,021	(543)	9,564
Fuel and purchased power	(298.8)	(16.2)	(282.6)
Operating and maintenance (a)	(106.0)	1.0	(107.0)
Depreciation and amortization	(213.7)	(9.7)	(204.0)
Taxes other than income tax	(70.5)	0.7	(71.2)
Gross margin (GAAP)	245.1	11.0	234.1
Operating and maintenance (a)	106.0	(1.0)	107.0
Depreciation and amortization	213.7	9.7	204.0
Taxes other than income tax	70.5	(0.7)	71.2
Utility gross margin (non-GAAP)	$635.3	$19.0	$616.3
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $41.5 million and $42.1 million year to date June 30, 2026 and 2025, respectively.

Evergy Metro's gross margin (GAAP) increased $11.0 million year to date June 30, 2026, compared to the same period in 2025, and Evergy Metro's utility gross margin (non-GAAP) increased $19.0 million year to date June 30, 2026, compared to the same period in 2025, both measures were driven by a $19.0 million increase primarily due to higher weather-normalized demand from commercial and industrial customers, including a data center customer that began taking service in 2026, and retail pricing.
Additionally, the increase in Evergy Metro's gross margin (GAAP) was also impacted by:
•a $9.7 million increase in depreciation and amortization as further described below; partially offset by
•a $1.0 million decrease in operating and maintenance expenses which are determined to be directly attributable to revenue producing activities; and
•a $0.7 million decrease in taxes other than income tax.
Evergy Metro Depreciation and Amortization
Evergy Metro's depreciation and amortization expense increased $9.7 million year to date June 30, 2026, compared to the same period in 2025, primarily due to capital additions.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Kansas Central's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Metro's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities
The following table provides information regarding purchases by Evergy of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2026.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased(a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - 30	—	$—	—	—
May 1 - 31	669	82.60	—	—
June 1 - 30	—	—	—	—
Total	669	$82.60	—	—
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
Securities Trading Plans of Directors and Executive Officers
For the three months ended June 30, 2026, no director or officer has adopted, terminated or modified a Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangement required to be disclosed under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number		Description of Document	Registrant

4.1	*
Fifty-Fifth Supplemental Indenture, dated as of July 1, 2026, between Evergy Kansas Central, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, and the form of global bond included therein (Exhibit 4.1 to Evergy's Form 8-K filed on July 1, 2026).
Evergy Evergy Kansas Central

10.1
Delayed-Draw Term Loan Credit Agreement, dated as of May 5, 2026, by and among Evergy, Inc., as Borrower, the lenders referred to therein, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent.
Evergy

10.2	*
Credit Agreement, dated as of June 30, 2026, by and among Evergy, Inc., Evergy Missouri West, Inc., Evergy Metro, Inc., Evergy Kansas Central, Inc., as Borrowers, the lenders referred to therein, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender (Exhibit 10.1 to Evergy's Form 8-K filed on July 1, 2026).
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

EVERGY, INC.

Dated:	August 5, 2026	By: /s/ W. Bryan Buckler
(W. Bryan Buckler)
(Executive Vice President and Chief Financial Officer)

EVERGY KANSAS CENTRAL, INC.

Dated:	August 5, 2026	By: /s/ W. Bryan Buckler
(W. Bryan Buckler)
(Executive Vice President and Chief Financial Officer)

EVERGY METRO, INC.

Dated:	August 5, 2026	By: /s/ W. Bryan Buckler
(W. Bryan Buckler)
(Executive Vice President and Chief Financial Officer)