Form 10-Q
period 2026-09-30
Evergy, Inc.; EVERGY METRO, INC.; EVERGY KANSAS CENTRAL, INC.
filed 2026-11-05
CIK 1711269, 54476, 54507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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

On October 30, 2026, Evergy, Inc. had 234,496,657 shares of common stock outstanding.  On October 30, 2026, Evergy Metro, Inc. and Evergy Kansas Central, Inc. each had one share of common stock outstanding and held by Evergy, Inc.

Evergy Kansas Central, Inc. and Evergy Metro, Inc. meet the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format.
This combined Quarterly Report on Form 10-Q is provided by the following registrants: Evergy, Inc., Evergy Kansas Central, Inc. and Evergy Metro, Inc. (collectively, the Evergy Companies). Information relating to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrants.
This report should be read in its entirety.  No one section of the report deals with all aspects of the subject matter.  It should be read in conjunction with the consolidated financial statements and related notes and with management's discussion and analysis of financial condition and results of operations included in the annual report on Form 10-K for the fiscal year ended December 31, 2025 for each of the Evergy Companies (2025 Form 10-K).

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this document that are not based on historical facts are forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, may involve risks and uncertainties, and are intended to be as of the date when made. Forward-looking statements include, but are not limited to, statements relating to Evergy's strategic plan, including, without limitation, those related to earnings per share, dividend, operating and maintenance expense and capital investment goals; the outcome of legislative efforts and regulatory and legal proceedings; future energy demand, including demand driven by new and existing customers; future power prices; plans with respect to existing and potential future generation resources; the availability and cost of generation resources and energy storage; target emissions reductions; the status, timing and outcome of customer negotiations and the execution of definitive agreements; and other matters relating to expected financial performance or affecting future operations. Forward-looking statements are often accompanied by forward-looking words such as "anticipates," "believes," "expects," "expectations," "estimates," "forecasts," "future," "guidance," "growth," "should," "could," "may," "seeks," "intends," "predict," "potential," "opportunities," "proposed," "projects," "planned," "target," "budget," "outlook," "remain confident," "goal," "will" or other words of similar meaning.
Forward-looking statements involve a number of risks and uncertainties. There are factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements, including, but not limited to, the following factors:
•economic and weather conditions and any impact on sales, prices and costs;
•significant changes in the demand for electricity, including demand from data centers and other large load customers, and customer adoption of alternative energy sources, such as distributed generation;
•changes in business strategy or operations, including with respect to the Evergy Companies' strategy to meet demand requirements of existing and future customers;
•uncertainties related to projected rapid growth in electricity demand driven primarily by data centers and other large load customers and the related requirement for new generation and transmission investments, creating capital access, revenue recovery and customer affordability risks;
•the impact of federal, state and local political, legislative, judicial and regulatory actions or developments, including deregulation, re-regulation, securitization and restructuring of the electric utility industry;
•prolonged or recurring U.S. federal government shutdowns;
•changes in U.S. trade policies (including tariffs and other trade measures) and responses from other countries;
•the ability to build or acquire generation, battery storage and transmission facilities to meet the future demand for electricity from customers;
•the ability to control costs, avoid cost and schedule overruns during the development, construction and operation of generation, battery storage, transmission, distribution or other projects due to challenges, which include, but are not limited to, changes in labor costs, availability and productivity, challenges with the management of contractors or vendors, subcontractor performance, shortages, delays, increased costs or inconsistent quality of equipment, materials and labor and increased financing costs as a result of changes in interest rates or as a result of project delays;
•decisions of regulators regarding, among other things, customer rates and the prudency of operational decisions such as capital expenditures and asset retirements;
•changes in applicable laws, regulations, rules, principles or practices, or the interpretations thereof, governing tax, accounting and environmental matters, including air and water quality and waste management and disposal;
•development, adoption and use of artificial intelligence by the Evergy Companies and its third-party vendors;
•the impact of climate change, including increased frequency and severity of significant weather events;
•risks relating to potential wildfires, including costs of litigation, potential regulatory penalties and damages in excess of insurance liability coverage;
•the sufficiency of the Evergy Companies' insurance coverage, including availability, cost, coverage and terms and ability to recover claims;

•the extent to which counterparties are willing to do business with, finance the operations of or purchase energy from the Evergy Companies due to the fact that the Evergy Companies operate coal-fired generation;
•prices and availability of electricity and natural gas in wholesale markets;
•market perception of the energy industry and the Evergy Companies;
•the impact of future pandemic health events on, among other things, sales, results of operations, financial position, liquidity and cash flows, and also on operational issues, such as supply chain issues and the availability and ability of the Evergy Companies' employees and suppliers to perform the functions that are necessary to operate the Evergy Companies;
•changes in the energy trading markets in which the Evergy Companies participate, including retroactive repricing of transactions by regional transmission organizations (RTO) and independent system operators;
•financial market conditions and performance, disruptions in the banking industry, including volatility in interest rates and credit spreads and in availability and cost of capital and the effects on derivatives and hedges and ability to obtain capital to finance large construction projects, nuclear decommissioning trust and pension plan assets and costs;
•impairments of long-lived assets or goodwill;
•credit ratings;
•inflation rates;
•effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments including new large data center customers;
•impact of physical security incidents, cybersecurity incidents and cyber-attacks, including those enabled or enhanced by artificial intelligence, criminal activity, terrorist attacks, acts of war, and other disruptions to the Evergy Companies facilities or information technology infrastructure or the facilities and infrastructure of third-party service providers on which the Evergy Companies rely;
•impact of geopolitical conflicts on the global energy market, including the ability to contract for non-Russian sourced uranium;
•ability to carry out marketing and sales plans;
•cost, availability, quality and timely provision of equipment, supplies, labor and fuel;
•ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages;
•the Evergy Companies' ability to manage their generation, transmission and distribution development plans and transmission joint ventures;
•the inherent risks associated with the ownership and operation of a nuclear facility, including environmental, health, safety, regulatory and financial risks;
•workforce risks, including those related to the Evergy Companies' ability to attract and retain qualified personnel, maintain satisfactory relationships with their labor unions and manage costs of, or changes in, wages, retirement, health care and other benefits;
•disruption, costs and uncertainties caused by or related to the actions of individuals or entities, such as activist shareholders or special interest groups, that seek to influence Evergy's strategic plan, financial results or operations;
•the impact of changing expectations and demands of the Evergy Companies' customers, regulators, investors and stakeholders, including differing views on environmental, social and governance concerns;
•the possibility that strategic initiatives, including mergers, acquisitions, joint ventures and divestitures, and long-term financial plans, may not create the value that they are expected to achieve in a timely manner or at all;
•difficulties in maintaining relationships with customers, employees, contractors, regulators or suppliers;
•the outcome of litigation involving the Evergy Companies;
•and other risks and uncertainties.
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
AVAILABLE INFORMATION
The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at sec.gov. Additionally, information about the Evergy Companies, including their combined annual reports on Form 10-K, combined quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with the SEC, is available through the Evergy Companies' website, http://investors.evergy.com. Such reports are accessible at no charge and are made available as soon as reasonably practical after such material is filed with or furnished to the SEC.
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

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AEP	American Electric Power Company, Inc.
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income
AROs	Asset retirement obligations
ATM Program	At-the-market equity offering program
BESS	Battery Energy Storage System
CAA	Clean Air Act
CCGT	Combined cycle gas turbine
CCN	Certificate of Convenience and Necessity
CCRs	Coal combustion residuals
CCS	Carbon capture and sequestration
COLI	Corporate-owned life insurance
CO2	Carbon dioxide
CSAPR	Cross-State Air Pollution Rule
CWIP	Construction work in progress
EDIT	Excess deferred income taxes
EIRR	Environmental Improvement Revenue Refunding
EGU	Electric generating unit
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
ESA	Electric service agreement
Evergy	Evergy, Inc. and its consolidated subsidiaries
Evergy Board	Evergy, Inc. Board of Directors
Evergy Companies	Evergy, Evergy Kansas Central, and Evergy Metro, collectively, which are individual registrants within the Evergy consolidated group
Evergy Kansas Central	Evergy Kansas Central, Inc., a wholly-owned subsidiary of Evergy, Inc., and its consolidated subsidiaries
Evergy Kansas South	Evergy Kansas South, Inc., a wholly-owned subsidiary of Evergy Kansas Central
Evergy Metro	Evergy Metro, Inc., a wholly-owned subsidiary of Evergy, Inc., and its consolidated subsidiaries
Evergy Missouri West	Evergy Missouri West, Inc., a wholly-owned subsidiary of Evergy, Inc.
Evergy Transmission Company	Evergy Transmission Company, LLC
Exchange Act	The Securities Exchange Act of 1934, as amended
FER	Facility Evaluation Report
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
FMBs	First Mortgage Bonds
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
IBEW	International Brotherhood of Electrical Workers

Abbreviation or Acronym	Definition
IRA	Inflation Reduction Act
ITFIP	Interstate Transport Federal Implementation Plans
ITSIP	Interstate Transport State Implementation Plans
JEC	Jeffrey Energy Center
KCC	State Corporation Commission of the State of Kansas
KDHE	Kansas Department of Health & Environment
kV	Kilovolt
LLPS	Large Load Power Service
MDNR	Missouri Department of Natural Resources
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
NOx	Nitrogen oxide
NPNS	Normal purchases and normal sales
OCI	Other comprehensive income
PISA	Plant-in-service accounting
Prairie Wind	Prairie Wind Transmission, LLC, 50% owned by Evergy Kansas Central
PTC	Production tax credit
RSU	Restricted share unit
RTO	Regional transmission organization
SAB	Staff Accounting Bulletin
SCGT	Simple cycle gas turbine
SEC	Securities and Exchange Commission
SIP	State implementation plan
SPP	Southwest Power Pool, Inc.
TCR	Transmission congestion rights
TDC	Transmission delivery charge
TFR	Transmission formula rate
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by Evergy Transmission Company
VIE	Variable interest entity
Wolf Creek	Wolf Creek Generating Station

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2026	2025
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$18.7	$19.8
Receivables, net of allowance for credit losses of $12.5 and $15.3, respectively	549.9	214.2
Accounts receivable pledged as collateral	395.0	402.0
Fuel inventory and supplies	854.9	828.9
Income taxes receivable	13.0	8.2
Regulatory assets, includes $17.3 and $16.7 related to variable interest entity, respectively	261.8	217.4
Prepaid expenses	74.4	77.9
Other	97.7	47.4
Total Current Assets	2,265.4	1,815.8
PROPERTY, PLANT AND EQUIPMENT, NET, includes $114.0 and $119.4 related to variable interest entity, respectively	28,121.2	26,301.5
OTHER ASSETS:
Regulatory assets, includes $264.8 and $277.9 related to variable interest entity, respectively	1,996.4	1,885.3
Nuclear decommissioning trust	1,084.9	1,016.8
Goodwill	2,336.6	2,336.6
Other	512.0	592.5
Total Other Assets	5,929.9	5,831.2
TOTAL ASSETS	$36,316.5	$33,948.5
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2026	2025
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt, includes $17.5 and $17.0 related to variable interest entity, respectively	$1,495.3	$367.0
Commercial paper	780.9	1,394.0
Collateralized note payable	395.0	402.0
Accounts payable	708.5	654.3
Accrued taxes	388.3	169.4
Accrued interest, includes $5.0 and $1.3 related to variable interest entity, respectively	193.5	158.3
Regulatory liabilities	112.4	141.6
Asset retirement obligations	29.7	34.2
Customer advances for construction	252.8	161.6
Other	259.1	213.5
Total Current Liabilities	4,615.5	3,695.9
LONG-TERM LIABILITIES:
Long-term debt, net, includes $270.8 and $279.2 related to variable interest entity, respectively	13,551.3	13,039.2
Deferred income taxes	2,044.9	2,020.7
Unamortized investment tax credits	152.1	155.8
Regulatory liabilities	2,920.5	2,824.6
Pension and post-retirement liability	245.2	278.7
Asset retirement obligations	1,344.4	1,308.1
Other	378.5	357.7
Total Long-Term Liabilities	20,636.9	19,984.8
Commitments and Contingencies (Note 11)
EQUITY:
Evergy, Inc. Shareholders' Equity:
Common stock - 600,000,000 shares authorized, without par value 234,482,240 and 230,262,674 shares issued, stated value	7,556.3	7,273.1
Retained earnings	3,462.0	2,966.2
Accumulated other comprehensive loss	(9.9)	(18.0)
Total Evergy, Inc. Shareholders' Equity	11,008.4	10,221.3
Noncontrolling Interests	55.7	46.5
Total Equity	11,064.1	10,267.8
TOTAL LIABILITIES AND EQUITY	$36,316.5	$33,948.5
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Year to Date September 30
	2026	2025	2026	2025
	(millions, except per share amounts)
OPERATING REVENUES	$2,096.6	$1,809.9	$5,040.4	$4,621.4
OPERATING EXPENSES:
Fuel and purchased power	472.8	393.1	1,161.3	1,078.8
SPP network transmission costs	123.9	110.7	352.3	322.0
Operating and maintenance	279.5	252.8	783.6	739.9
Depreciation and amortization	302.5	290.3	912.1	866.8
Taxes other than income tax	109.4	104.5	323.6	320.0
Total Operating Expenses	1,288.1	1,151.4	3,532.9	3,327.5
INCOME FROM OPERATIONS	808.5	658.5	1,507.5	1,293.9
OTHER INCOME (EXPENSE):
Investment earnings (loss)	0.3	1.7	12.5	(17.1)
Other income	29.4	4.8	62.7	31.5
Other expense	(10.2)	(10.9)	(25.7)	(29.2)
Total Other Income (Expense), Net	19.5	(4.4)	49.5	(14.8)
Interest expense	168.0	152.0	508.4	458.3
INCOME BEFORE INCOME TAXES	660.0	502.1	1,048.6	820.8
Income tax expense	47.5	26.0	67.3	45.6
Equity in earnings of equity method investees, net of income taxes	3.4	1.9	7.3	5.3
NET INCOME	615.9	478.0	988.6	780.5
Less: Net income attributable to noncontrolling interests	3.0	3.0	9.2	9.2
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$612.9	$475.0	$979.4	$771.3
BASIC AND DILUTED EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING ATTRIBUTABLE TO EVERGY, INC. (see Note 1)
Basic earnings per common share	$2.65	$2.06	$4.24	$3.35
Diluted earnings per common share	$2.59	$2.03	$4.14	$3.31
AVERAGE COMMON SHARES OUTSTANDING
Basic	231.0	230.5	230.9	230.4
Diluted	236.8	234.1	236.3	233.0
COMPREHENSIVE INCOME
NET INCOME	$615.9	$478.0	$988.6	$780.5
OTHER COMPREHENSIVE INCOME:
Derivative hedging activity
Gain on derivative hedging instruments	4.6	—	5.2	—
Income tax expense	(1.0)	—	(1.1)	—
Net gain on derivative hedging instruments	3.6	—	4.1	—
Reclassification to expenses, net of tax	1.4	1.2	4.1	4.0
Derivative hedging activity, net of tax	5.0	1.2	8.2	4.0
Defined benefit pension plans
Amortization of net gains included in net periodic benefit costs, net of tax	(0.1)	—	(0.1)	(0.1)
Change in unrecognized pension expense, net of tax	(0.1)	—	(0.1)	(0.1)
Total other comprehensive income	4.9	1.2	8.1	3.9
COMPREHENSIVE INCOME	620.8	479.2	996.7	784.4
Less: Comprehensive income attributable to noncontrolling interest	3.0	3.0	9.2	9.2
COMPREHENSIVE INCOME ATTRIBUTABLE TO EVERGY, INC.	$617.8	$476.2	$987.5	$775.2
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2026	2025
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$988.6	$780.5
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	912.1	866.8
Amortization of nuclear fuel	50.8	46.8
Amortization of deferred refueling outage	18.7	12.5
Amortization of corporate-owned life insurance	20.9	20.6
Stock compensation	19.2	16.6
Net deferred income taxes and credits	65.2	53.3
Allowance for equity funds used during construction	(36.1)	(10.1)
Payments for asset retirement obligations	(2.9)	(10.7)
Equity in earnings of equity method investees, net of income taxes	(7.3)	(5.3)
Income from corporate-owned life insurance	(24.4)	(8.3)
(Gains) losses from investments in early-stage clean energy and energy solution companies	(7.3)	29.0
Losses on induced conversion of convertible notes	10.3	—
Other	2.0	1.1
Changes in working capital items:
Accounts receivable	(294.9)	(96.1)
Accounts receivable pledged as collateral	7.0	(24.0)
Fuel inventory and supplies	(25.7)	50.7
Prepaid expenses and other current assets	(59.2)	18.2
Accounts payable	(93.3)	(184.4)
Accrued taxes	214.0	183.7
Other current liabilities	(33.5)	78.4
Changes in other assets	(18.4)	(10.9)
Changes in other liabilities	(6.6)	(97.2)
Cash Flows from Operating Activities	1,699.2	1,711.2
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,714.6)	(1,932.4)
Purchase of securities - trusts	(65.8)	(83.8)
Sale of securities - trusts	71.6	79.1
Proceeds from nonrefundable contributions in aid of construction	175.0	—
Investment in corporate-owned life insurance	(11.0)	(14.8)
Proceeds from investment in corporate-owned life insurance	56.5	53.7
Other investing activities	3.4	(3.8)
Cash Flows used in Investing Activities	(2,484.9)	(1,902.0)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(620.2)	23.1
Proceeds from term loan facility	555.0	—
Repayment of term loan facility	(555.0)	—
Collateralized short-term borrowings, net	(7.0)	24.0
Issuance of common stock	322.2	0.8
Proceeds from long-term debt	2,308.1	1,012.7
Retirements of long-term debt	(747.4)	(417.4)
Borrowings against cash surrender value of corporate-owned life insurance	48.3	47.2
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(43.3)	(43.8)
Proceeds from refundable advances for construction	27.5	27.0
Cash dividends paid	(473.1)	(455.7)
Other financing activities	(23.0)	(13.4)
Cash Flows from Financing Activities	792.1	204.5
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	6.4	13.7
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	27.0	29.9
End of period	$33.4	$43.6
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

EVERGY, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy, Inc. Shareholders
	Common stock shares	Common stock	Retained earnings	AOCI	Non-controlling interests	Total equity
	(millions, except share amounts)

Balance as of December 31, 2025	230,262,674	$7,273.1	$2,966.2	$(18.0)	$46.5	$10,267.8
Net income	—	—	151.5	—	3.1	154.6
Issuance of common stock, net of issuance costs	36,922	2.9	—	—	—	2.9
Issuance of stock compensation and reinvested dividends, net of tax withholding	210,542	(7.6)	—	—	—	(7.6)
Dividends declared on common stock ($0.6950 per share)	—	—	(160.2)	—	—	(160.2)
Dividend equivalents declared	—	—	(1.5)	—	—	(1.5)
Stock compensation expense	—	5.6	—	—	—	5.6
Derivative hedging activity, net of tax	—	—	—	1.4	—	1.4
Conversion obligation of convertible notes	—	(56.9)	—	—	—	(56.9)
Other	—	0.1	—	—	—	0.1
Balance as of March 31, 2026	230,510,138	7,217.2	2,956.0	(16.6)	49.6	10,206.2
Net income	—	—	215.0	—	3.1	218.1
Issuance of common stock, net of issuance costs	33,995	2.8	—	—	—	2.8
Issuance of stock compensation and reinvested dividends, net of tax withholding	17,105	—	—	—	—	—
Dividends declared on common stock ($0.6950 per share)	—	—	(160.2)	—	—	(160.2)
Dividend equivalents declared	—	—	(0.7)	—	—	(0.7)
Stock compensation expense	—	7.6	—	—	—	7.6
Derivative hedging activity, net of tax	—	—	—	1.8	—	1.8
Other	—	0.1	—	—	—	0.1
Balance as of June 30, 2026	230,561,238	7,227.7	3,010.1	(14.8)	52.7	10,275.7
Net income	—	—	612.9	—	3.0	615.9
Issuance of common stock, net of issuance costs	3,912,745	322.5	—	—	—	322.5
Issuance of stock compensation and reinvested dividends, net of tax withholding	8,257	(0.1)	—	—	—	(0.1)
Dividends declared on common stock ($0.6950 per share)	—	—	(160.2)	—	—	(160.2)
Dividend equivalents declared	—	—	(0.8)	—	—	(0.8)
Stock compensation expense	—	6.0	—	—	—	6.0
Derivative hedging activity, net of tax	—	—	—	5.0	—	5.0
Change in unrecognized pension expense, net of tax	—	—	—	(0.1)	—	(0.1)
Other	—	0.2	—	—	—	0.2
Balance as of September 30, 2026	234,482,240	$7,556.3	$3,462.0	$(9.9)	$55.7	$11,064.1
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2026	2025
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$5.2	$5.3
Receivables, net of allowance for credit losses of $5.8 and $7.3, respectively	321.6	136.6
Related party receivables	50.9	59.8
Accounts receivable pledged as collateral	200.0	213.0
Fuel inventory and supplies	436.2	437.9
Income taxes receivable	36.8	—
Regulatory assets	77.1	76.7
Prepaid expenses	36.4	36.9
Other	32.4	17.5
Total Current Assets	1,196.6	983.7
PROPERTY, PLANT AND EQUIPMENT, NET, includes $114.0 and $119.4 related to variable interest entity, respectively	14,144.4	13,460.1
OTHER ASSETS:
Regulatory assets	535.8	523.8
Nuclear decommissioning trust	484.3	466.0
Other	304.5	340.0
Total Other Assets	1,324.6	1,329.8
TOTAL ASSETS	$16,665.6	$15,773.6
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2026	2025
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Current maturities of long-term debt	$321.9	$350.0
Commercial paper	236.5	321.9
Collateralized note payable	200.0	213.0
Accounts payable	362.0	256.4
Related party payables	45.1	27.9
Accrued taxes	203.0	134.6
Accrued interest	76.3	96.2
Regulatory liabilities	44.0	64.7
Asset retirement obligations	16.4	18.3
Customer advances for construction	105.0	69.0
Other	157.1	130.2
Total Current Liabilities	1,767.3	1,682.2
LONG-TERM LIABILITIES:
Long-term debt, net	5,258.1	4,883.1
Deferred income taxes	781.7	760.9
Unamortized investment tax credits	47.5	48.7
Regulatory liabilities	1,590.7	1,557.9
Pension and post-retirement liability	141.5	171.7
Asset retirement obligations	677.2	654.0
Other	186.0	176.9
Total Long-Term Liabilities	8,682.7	8,253.2
Commitments and Contingencies (Note 11)
EQUITY:
Evergy Kansas Central, Inc. Shareholder's Equity:
Common stock - 1,000 shares authorized, $0.01 par value, 1 share issued	2,737.6	2,737.6
Retained earnings	3,422.3	3,054.1
Total Evergy Kansas Central, Inc. Shareholder's Equity	6,159.9	5,791.7
Noncontrolling Interests	55.7	46.5
Total Equity	6,215.6	5,838.2
TOTAL LIABILITIES AND EQUITY	$16,665.6	$15,773.6
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30		Year to Date September 30
	2026	2025	2026	2025
	(millions)
OPERATING REVENUES	$1,052.5	$886.0	$2,595.1	$2,328.6
OPERATING EXPENSES:
Fuel and purchased power	193.1	162.9	425.8	406.9
SPP network transmission costs	123.9	110.7	352.3	322.0
Operating and maintenance	131.3	123.3	383.3	352.5
Depreciation and amortization	154.7	145.6	460.2	431.9
Taxes other than income tax	59.2	55.1	175.4	171.9
Total Operating Expenses	662.2	597.6	1,797.0	1,685.2
INCOME FROM OPERATIONS	390.3	288.4	798.1	643.4
OTHER INCOME (EXPENSE):
Investment earnings	0.4	1.3	2.9	6.6
Other income	22.5	3.1	46.4	15.6
Other expense	(5.5)	(4.9)	(12.6)	(13.7)
Total Other Income (Expense), Net	17.4	(0.5)	36.7	8.5
Interest expense	65.2	58.5	193.9	178.9
INCOME BEFORE INCOME TAXES	342.5	229.4	640.9	473.0
Income tax expense	20.1	11.4	31.6	22.3
Equity in earnings of equity method investees, net of income taxes	1.8	0.9	3.1	2.6
NET INCOME	324.2	218.9	612.4	453.3
Less: Net income attributable to noncontrolling interests	3.0	3.0	9.2	9.2
NET INCOME ATTRIBUTABLE TO EVERGY KANSAS CENTRAL, INC.	$321.2	$215.9	$603.2	$444.1
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2026	2025
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$612.4	$453.3
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	460.2	431.9
Amortization of nuclear fuel	25.4	23.2
Amortization of deferred refueling outage	9.3	6.3
Amortization of corporate-owned life insurance	20.9	20.6
Net deferred income taxes and credits	49.4	20.2
Allowance for equity funds used during construction	(21.8)	(7.2)
Payments for asset retirement obligations	(1.5)	(5.8)
Equity in earnings of equity method investees, net of income taxes	(3.1)	(2.6)
Income from corporate-owned life insurance	(24.4)	(8.3)
Other	(4.1)	(4.1)
Changes in working capital items:
Accounts receivable	(147.8)	(41.4)
Accounts receivable pledged as collateral	13.0	—
Fuel inventory and supplies	2.0	43.8
Prepaid expenses and other current assets	5.7	18.9
Accounts payable	28.7	(71.7)
Accrued taxes	31.6	62.6
Other current liabilities	(77.6)	(13.2)
Changes in other assets	(11.4)	(20.1)
Changes in other liabilities	(16.9)	(40.1)
Cash Flows from Operating Activities	950.0	866.3
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,042.5)	(968.5)
Purchase of securities - trusts	(11.3)	(12.7)
Sale of securities - trusts	21.0	11.4
Proceeds from nonrefundable contributions in aid of construction	48.1	—
Investment in corporate-owned life insurance	(10.4)	(14.2)
Proceeds from investment in corporate-owned life insurance	55.1	52.3
Net money pool lending	—	(12.3)
Other investing activities	(13.0)	(1.1)
Cash Flows used in Investing Activities	(953.0)	(945.1)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	(87.4)	(496.6)
Collateralized short-term debt, net	(13.0)	—
Proceeds from long-term debt	694.0	593.4
Retirements of long-term debt	(350.0)	—
Borrowings against cash surrender value of corporate-owned life insurance	46.2	44.2
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(43.3)	(42.5)
Cash dividends paid	(235.0)	(10.0)
Other financing activities	(8.6)	(6.7)
Cash Flows from Financing Activities	2.9	81.8
NET CHANGE IN CASH AND CASH EQUIVALENTS	(0.1)	3.0
CASH AND CASH EQUIVALENTS:
Beginning of period	5.3	3.7
End of period	$5.2	$6.7
The disclosures regarding Evergy Kansas Central included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY KANSAS CENTRAL, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Evergy Kansas Central, Inc. Shareholder
	Common stock shares	Common stock	Retained earnings	Non-controlling interests	Total equity
	(millions, except share amounts)
Balance as of December 31, 2024	1	$2,737.6	$2,513.1	$34.2	$5,284.9
Net income	—	—	107.8	3.1	110.9
Dividends declared on common stock	—	—	(10.0)	—	(10.0)
Balance as of March 31, 2025	1	2,737.6	2,610.9	37.3	5,385.8
Net income	—	—	120.4	3.1	123.5
Balance as of June 30, 2025	1	2,737.6	2,731.3	40.4	5,509.3
Net income	—	—	215.9	3.0	218.9
Balance as of September 30, 2025	1	$2,737.6	$2,947.2	$43.4	$5,728.2

Balance as of December 31, 2025	1	$2,737.6	$3,054.1	$46.5	$5,838.2
Net income	—	—	143.9	3.1	147.0
Dividends declared on common stock	—	—	(35.0)	—	(35.0)
Balance as of March 31, 2026	1	2,737.6	3,163.0	49.6	5,950.2
Net income	—	—	138.1	3.1	141.2
Dividends declared on common stock	—	—	(50.0)	—	(50.0)
Balance as of June 30, 2026	1	2,737.6	3,251.1	52.7	6,041.4
Net income	—	—	321.2	3.0	324.2
Dividends declared on common stock	—	—	(150.0)	—	(150.0)
Balance as of September 30, 2026	1	$2,737.6	$3,422.3	$55.7	$6,215.6
The disclosures regarding Evergy Kansas Central included in the accompanying Unaudited Notes to Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2026	2025
ASSETS	(millions, except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$4.2	$3.3
Receivables, net of allowance for credit losses of $4.7 and $5.7, respectively	149.8	45.9
Related party receivables	87.9	82.7
Accounts receivable pledged as collateral	130.0	139.0
Fuel inventory and supplies	297.5	279.9
Income taxes receivable	—	9.2
Regulatory assets	31.5	42.6
Prepaid expenses	28.0	30.6
Other	48.0	23.1
Total Current Assets	776.9	656.3
PROPERTY, PLANT AND EQUIPMENT, NET	8,748.5	8,448.9
OTHER ASSETS:
Regulatory assets	664.5	538.6
Nuclear decommissioning trust	600.6	550.8
Other	82.2	124.2
Total Other Assets	1,347.3	1,213.6
TOTAL ASSETS	$10,872.7	$10,318.8
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2026	2025
LIABILITIES AND EQUITY	(millions, except share amounts)
CURRENT LIABILITIES:
Commercial paper	$301.0	$245.3
Collateralized note payable	130.0	139.0
Accounts payable	246.7	257.9
Related party payables	11.9	22.8
Accrued taxes	146.8	41.9
Accrued interest	51.6	35.4
Regulatory liabilities	58.9	38.0
Asset retirement obligations	12.1	15.0
Customer advances for construction	70.7	75.9
Other	70.5	69.8
Total Current Liabilities	1,100.2	941.0
LONG-TERM LIABILITIES:
Long-term debt, net	3,272.5	3,271.4
Deferred income taxes	720.8	743.8
Unamortized investment tax credits	102.4	104.8
Regulatory liabilities	1,219.2	1,141.3
Pension and post-retirement liability	87.3	91.4
Asset retirement obligations	522.6	506.5
Other	96.8	95.0
Total Long-Term Liabilities	6,021.6	5,954.2
Commitments and Contingencies (Note 11)
EQUITY:
Common stock - 1,000 shares authorized, without par value, 1 share issued, stated value	1,563.1	1,563.1
Retained earnings	2,185.0	1,857.4
Accumulated other comprehensive income	2.8	3.1
Total Equity	3,750.9	3,423.6
TOTAL LIABILITIES AND EQUITY	$10,872.7	$10,318.8
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Year to Date September 30
	2026	2025	2026	2025
	(millions)
OPERATING REVENUES	$688.6	$615.9	$1,622.7	$1,514.8
OPERATING EXPENSES:
Fuel and purchased power	169.5	150.0	468.3	432.6
Operating and maintenance	80.3	73.6	227.8	219.6
Depreciation and amortization	119.2	106.3	332.9	319.9
Taxes other than income tax	36.6	35.4	107.1	106.6
Total Operating Expenses	405.6	365.3	1,136.1	1,078.7
INCOME FROM OPERATIONS	283.0	250.6	486.6	436.1
OTHER INCOME (EXPENSE):
Investment earnings	1.0	1.1	3.5	4.4
Other income	1.8	1.4	4.1	3.7
Other expense	(2.8)	(3.7)	(8.4)	(8.8)
Total Other Expense, Net	—	(1.2)	(0.8)	(0.7)
Interest expense	33.4	34.6	105.2	105.1
INCOME BEFORE INCOME TAXES	249.6	214.8	380.6	330.3
Income tax expense	36.9	25.8	53.0	41.1
NET INCOME	$212.7	$189.0	$327.6	$289.2
COMPREHENSIVE INCOME
NET INCOME	$212.7	$189.0	$327.6	$289.2
OTHER COMPREHENSIVE INCOME:
Derivative hedging activity
Reclassification to expenses, net of tax	(0.1)	—	(0.3)	(0.2)
Derivative hedging activity, net of tax	(0.1)	—	(0.3)	(0.2)
Total other comprehensive loss	(0.1)	—	(0.3)	(0.2)
COMPREHENSIVE INCOME	$212.6	$189.0	$327.3	$289.0
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2026	2025
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$327.6	$289.2
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	332.9	319.9
Amortization of nuclear fuel	25.4	23.6
Amortization of deferred refueling outage	9.3	6.3
Net deferred income taxes and credits	7.7	23.9
Allowance for equity funds used during construction	(2.5)	(2.7)
Payments for asset retirement obligations	(1.1)	(4.8)
Other	(0.3)	(0.3)
Changes in working capital items:
Accounts receivable	(110.9)	(22.0)
Accounts receivable pledged as collateral	9.0	(24.0)
Fuel inventory and supplies	(17.6)	5.6
Prepaid expenses and other current assets	(5.5)	9.0
Accounts payable	(66.5)	(84.2)
Accrued taxes	114.0	76.1
Other current liabilities	31.4	69.5
Changes in other assets	(36.3)	(23.2)
Changes in other liabilities	4.8	(20.7)
Cash Flows from Operating Activities	621.4	641.2
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant and equipment	(712.5)	(522.3)
Purchase of securities - trusts	(54.5)	(71.1)
Sale of securities - trusts	50.6	67.7
Proceeds from nonrefundable contributions in aid of construction	50.1	—
Other investing activities	(3.9)	1.8
Cash Flows used in Investing Activities	(670.2)	(523.9)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Short-term debt, net	53.7	(61.9)
Collateralized short-term debt, net	(9.0)	24.0
Proceeds from long-term debt	78.7	419.3
Retirements of long-term debt	(79.5)	(373.4)
Net money pool borrowing	—	3.6
Proceeds from refundable advances for construction	6.8	—
Cash dividends paid	—	(125.0)
Other financing activities	(1.0)	(1.2)
Cash Flows from (used in) Financing Activities	49.7	(114.6)
NET CHANGE IN CASH AND CASH EQUIVALENTS	0.9	2.7
CASH AND CASH EQUIVALENTS:
Beginning of period	3.3	3.7
End of period	$4.2	$6.4
The disclosures regarding Evergy Metro included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

EVERGY METRO, INC.
Consolidated Statements of Changes in Equity
(Unaudited)

	Common stock shares	Common Stock	Retained earnings	AOCI - Net gains (losses) on cash flow hedges	Total equity
	(millions, except share amounts)
Balance as of December 31, 2024	1	$1,563.1	$1,787.2	$3.4	$3,353.7
Net income	—	—	35.0	—	35.0
Dividends declared on common stock	—	—	(50.0)	—	(50.0)
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2025	1	1,563.1	1,772.2	3.3	3,338.6
Net income	—	—	65.2	—	65.2
Dividends declared on common stock	—	—	(35.0)	—	(35.0)
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of June 30, 2025	1	1,563.1	1,802.4	3.2	3,368.7
Net income	—	—	189.0	—	189.0
Dividends declared on common stock	—	—	(40.0)	—	(40.0)
Balance as of September 30, 2025	1	$1,563.1	$1,951.4	$3.2	$3,517.7

Balance as of December 31, 2025	1	$1,563.1	$1,857.4	$3.1	$3,423.6
Net income	—	—	36.2	—	36.2
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2026	1	1,563.1	1,893.6	3.0	3,459.7
Net income	—	—	78.7	—	78.7
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of June 30, 2026	1	1,563.1	1,972.3	2.9	3,538.3
Net income	—	—	212.7	—	212.7
Derivative hedging activity, net of tax	—	—	—	(0.1)	(0.1)
Balance as of September 30, 2026	1	$1,563.1	$2,185.0	$2.8	$3,750.9
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
Immaterial Restatement of Evergy Metro's Prior Period Financial Statements
Subsequent to the issuance of the June 30, 2026 interim financial statements of Evergy Metro, management determined certain intercompany charges related to common-use assets were incorrect. As a result, Evergy Metro's financial statement line items below have been restated from the amounts previously reported to correct for the impacts of the misstatements.
Evergy Metro evaluated the materiality of the misstatements both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and determined the effect of the misstatements was not material to the previously issued financial statements. However, Evergy Metro has restated its consolidated financial statements for the prior periods presented to correct the immaterial misstatements. Evergy Metro will also restate previously reported financial information for such immaterial misstatements in future consolidated financial statements, as applicable.
The following tables present the effect of the immaterial misstatements on Evergy Metro's consolidated balance sheet, consolidated statement of comprehensive income, consolidated statement of cash flows, and consolidated statement of changes in equity for the periods indicated.

EVERGY METRO, INC.
Consolidated Balance Sheet

	December 31, 2025
	As Reported	Adjustment	As Revised
ASSETS	(millions)
CURRENT ASSETS:
Related party receivables	$125.3	$(42.6)	$82.7
Income taxes receivable	—	9.2	9.2
Total Current Assets	689.7	(33.4)	656.3
TOTAL ASSETS	$10,352.2	$(33.4)	$10,318.8

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Related party payables	$23.2	$(0.4)	$22.8
Accrued taxes	42.1	(0.2)	41.9
Total Current Liabilities	941.6	(0.6)	941.0
EQUITY:
Retained earnings	1,890.2	(32.8)	1,857.4
Total Equity	3,456.4	(32.8)	3,423.6
TOTAL LIABILITIES AND EQUITY	$10,352.2	$(33.4)	$10,318.8

EVERGY METRO, INC.
Consolidated Statement of Comprehensive Income

	Three Months Ended September 30, 2025			Year to Date September 30, 2025
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
	(millions)
Operating and maintenance	$75.2	$(1.6)	$73.6	$224.3	$(4.7)	$219.6
Depreciation and amortization	100.6	5.7	106.3	304.6	15.3	319.9
Total Operating Expenses	361.2	4.1	365.3	1,068.1	10.6	1,078.7
INCOME FROM OPERATIONS	254.7	(4.1)	250.6	446.7	(10.6)	436.1
INCOME BEFORE INCOME TAXES	218.9	(4.1)	214.8	340.9	(10.6)	330.3
Income tax expense	27.1	(1.3)	25.8	43.4	(2.3)	41.1
NET INCOME	191.8	(2.8)	189.0	297.5	(8.3)	289.2
COMPREHENSIVE INCOME	$191.8	$(2.8)	$189.0	$297.3	$(8.3)	$289.0

EVERGY METRO, INC.
Consolidated Statement of Cash Flows

Year to Date September 30, 2025	As Reported	Adjustment	As Revised
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	(millions)
Net income	$297.5	$(8.3)	$289.2
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	304.6	15.3	319.9
Changes in working capital items:
Accounts receivable	(20.7)	(1.3)	(22.0)
Accounts payable	(85.5)	1.3	(84.2)
Accrued taxes	78.4	(2.3)	76.1
Changes in other assets	(18.5)	(4.7)	(23.2)

EVERGY METRO, INC.
Consolidated Statement of Changes in Equity

	Retained Earnings			Total Equity
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
	(millions)
Balance as of December 31, 2024	$1,809.7	$(22.5)	$1,787.2	$3,376.2	$(22.5)	$3,353.7
Net income	36.9	(1.9)	35.0	36.9	(1.9)	35.0
Balance as of March 31, 2025	1,796.6	(24.4)	1,772.2	3,363.0	(24.4)	3,338.6
Net income	68.8	(3.6)	65.2	68.8	(3.6)	65.2
Balance as of June 30, 2025	1,830.4	(28.0)	1,802.4	3,396.7	(28.0)	3,368.7
Net income	191.8	(2.8)	189.0	191.8	(2.8)	189.0
Balance as of September 30, 2025	$1,982.2	$(30.8)	$1,951.4	$3,548.5	$(30.8)	$3,517.7

Balance as of December 31, 2025	$1,890.2	$(32.8)	$1,857.4	$3,456.4	$(32.8)	$3,423.6
Net income	36.2	—	36.2	36.2	—	36.2
Balance as of March 31, 2026	1,926.4	(32.8)	1,893.6	3,492.5	(32.8)	3,459.7
Net income	78.7	—	78.7	78.7	—	78.7
Balance as of June 30, 2026	$2,005.1	$(32.8)	$1,972.3	$3,571.1	$(32.8)	$3,538.3
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

	September 30 2026	December 31 2025
Evergy	(millions)
Current assets
Cash and cash equivalents	$18.7	$19.8
Other	13.0	5.6
Other assets
Other	1.7	1.6
Total cash, cash equivalents and restricted cash	$33.4	$27.0

Fuel Inventory and Supplies
The Evergy Companies record fuel inventory and supplies at average cost. The following table separately states the balances for fuel inventory and supplies.

	September 30 2026	December 31 2025
Evergy	(millions)
Fuel inventory	$236.3	$218.6
Supplies	618.6	610.3
Fuel inventory and supplies	$854.9	$828.9
Evergy Kansas Central
Fuel inventory	$122.1	$114.9
Supplies	314.1	323.0
Fuel inventory and supplies	$436.2	$437.9
Evergy Metro
Fuel inventory	$79.3	$69.6
Supplies	218.2	210.3
Fuel inventory and supplies	$297.5	$279.9
Property, Plant and Equipment
The following tables summarize the property, plant and equipment for each of the Evergy Companies.

September 30, 2026	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$39,204.0	$19,369.8	$14,344.6
Electric plant acquisition adjustment	741.1	724.9	—
Accumulated depreciation	(15,561.5)	(7,620.4)	(6,355.3)
Plant in service, net	24,383.6	12,474.3	7,989.3
Construction work in progress	3,518.9	1,560.8	649.8
Nuclear fuel, net	218.7	109.3	109.4
Property, plant and equipment, net	$28,121.2	$14,144.4	$8,748.5

December 31, 2025	Evergy	Evergy Kansas Central	Evergy Metro
	(millions)
Electric plant in service	$38,218.9	$18,893.6	$14,001.3
Electric plant acquisition adjustment	739.8	724.9	—
Accumulated depreciation	(14,986.6)	(7,308.5)	(6,110.5)
Plant in service, net	23,972.1	12,310.0	7,890.8
Construction work in progress	2,120.6	1,045.8	453.6
Nuclear fuel, net	208.8	104.3	104.5
Property, plant and equipment, net	$26,301.5	$13,460.1	$8,448.9

Other Income and Other Expense
The tables below show the detail of other income and other expense, respectively, for each of the Evergy Companies.

	Three Months Ended September 30		Year to Date September 30
Other Income	2026	2025	2026	2025
Evergy	(millions)
AFUDC equity	$13.2	$4.2	$36.1	$10.1
Corporate-owned life insurance policy benefit	15.6	—	24.6	7.8
Income from commercial solar project	—	—	—	11.6
Other	0.6	0.6	2.0	2.0
Other income	$29.4	$4.8	$62.7	$31.5
Evergy Kansas Central
AFUDC equity	$7.1	$2.8	$21.8	$7.2
Corporate-owned life insurance policy benefit	15.0	—	23.5	7.5
Other	0.4	0.3	1.1	0.9
Other income	$22.5	$3.1	$46.4	$15.6
Evergy Metro
AFUDC equity	$1.1	$1.2	$2.5	$2.7
Other	0.7	0.2	1.6	1.0
Other income	$1.8	$1.4	$4.1	$3.7

	Three Months Ended September 30		Year to Date September 30
Other Expense	2026	2025	2026	2025
Evergy	(millions)
Non-service cost component of net benefit cost	$(2.2)	$(3.3)	$(6.2)	$(8.3)
Corporate-owned life insurance cost	(7.5)	(6.4)	(18.1)	(16.9)
Other	(0.5)	(1.2)	(1.4)	(4.0)
Other expense	$(10.2)	$(10.9)	$(25.7)	$(29.2)
Evergy Kansas Central
Non-service cost component of net benefit cost	$1.7	$1.2	$4.9	$2.9
Corporate-owned life insurance cost	(7.1)	(6.1)	(17.2)	(16.2)
Other	(0.1)	—	(0.3)	(0.4)
Other expense	$(5.5)	$(4.9)	$(12.6)	$(13.7)
Evergy Metro
Non-service cost component of net benefit cost	$(2.1)	$(3.2)	$(6.8)	$(7.3)
Corporate-owned life insurance cost	(0.4)	(0.3)	(0.9)	(0.7)
Other	(0.3)	(0.2)	(0.7)	(0.8)
Other expense	$(2.8)	$(3.7)	$(8.4)	$(8.8)
Investments in Early-Stage Clean Energy and Energy Solution Companies
Historically, Evergy made limited non-regulated equity and debt investments in early-stage clean energy and energy solution companies. Evergy is currently in the process of disposing of these investments. These investments are recorded in Other Non-current Assets on Evergy’s consolidated balance sheets and as of September 30, 2026, and December 31, 2025, the total value of these investments was $19.6 million and $41.3 million, respectively.

For the three months ended September 30, 2026 and 2025, Evergy recorded $0.8 million and no investment losses, respectively, in investment earnings (loss) on its consolidated statements of comprehensive income. Year to date September 30, 2026 and 2025, Evergy recorded $7.3 million of investment gains and $29.0 million of investment losses, respectively, in investment earnings (loss) on its consolidated statements of comprehensive income. These gains and losses resulted from changes in the fair value of certain investments, impairment losses and gains or losses recognized upon the disposition of certain investments.
Evergy could experience additional gains or losses on these investments as a result of further changes in their value or upon their ultimate liquidation.
Earnings Per Share
To compute basic earnings per common share (EPS), Evergy divides consolidated net income attributable to Evergy, Inc. by the weighted average number of common shares outstanding. Diluted EPS includes the effect of issuable common shares resulting from restricted share units (RSUs), convertible notes and forward sale agreements entered into through Evergy's at-the-market equity offering program (ATM Program). Evergy computes the dilutive effects of potential issuances of common shares using the treasury stock method and the if-converted method, as applicable.

The following table reconciles Evergy's basic and diluted EPS.

	Three Months Ended September 30		Year to Date September 30
	2026	2025	2026	2025
Income	(millions, except per share amounts)
Net income	$615.9	$478.0	$988.6	$780.5
Less: Net income attributable to noncontrolling interests	3.0	3.0	9.2	9.2
Net income attributable to Evergy, Inc.	$612.9	$475.0	$979.4	$771.3
Common Shares Outstanding
Weighted average number of common shares outstanding - basic	231.0	230.5	230.9	230.4
Add: Effect of dilutive securities	5.8	3.6	5.4	2.6
Diluted average number of common shares outstanding	236.8	234.1	236.3	233.0
Basic EPS	$2.65	$2.06	$4.24	$3.35
Diluted EPS	$2.59	$2.03	$4.14	$3.31
The effect of dilutive securities for the three months ended and year to date September 30, 2026, included 4.8 million and 4.6 million shares, respectively, from Evergy's convertible notes. The effect of dilutive securities for the three months ended and year to date September 30, 2025, included 3.0 million shares and 2.1 million shares, respectively, from Evergy's convertible notes.
The table below summarizes the anti-dilutive securities excluded from the computation of diluted EPS.

	Three Months Ended September 30		Year to Date September 30
Anti-Dilutive Securities	2026	2025	2026	2025
	(shares in millions)
RSUs with performance measures	—	—	—	0.1

Supplemental Cash Flow Information

Evergy
Year to Date September 30	2026	2025
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$432.8	$400.1
Interest of VIEs	7.7	8.2
Income taxes, net of refunds	6.8	6.2
Right-of-use assets obtained in exchange for new operating lease liabilities	11.5	15.9
Right-of-use assets obtained in exchange for new finance lease liabilities	10.5	26.6
Non-cash investing transactions:
Property, plant and equipment additions	432.2	136.5
Non-cash financing transactions:
Issuance of common stock for reinvested dividends	7.6	5.2

Evergy Kansas Central
Year to Date September 30	2026	2025
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$185.6	$176.6
Income taxes, net of refunds	33.2	13.9
Right-of-use assets obtained in exchange for new operating lease liabilities	8.1	7.2
Right-of-use assets obtained in exchange for new finance lease liabilities	7.9	11.2
Non-cash investing transactions:
Property, plant and equipment additions	252.9	66.6

Evergy Metro
Year to Date September 30	2026	2025
Cash paid for (received from):	(millions)
Interest, net of amount capitalized	$101.3	$95.4
Income taxes, net of refunds	18.4	22.5
Right-of-use assets obtained in exchange for new operating lease liabilities	3.4	7.9
Right-of-use assets obtained in exchange for new finance lease liabilities	1.9	11.4
Non-cash investing transactions:
Property, plant and equipment additions	97.8	40.8
Dividends Declared
In October 2026, Evergy, Inc.'s Board of Directors (Evergy Board) declared a quarterly dividend of $0.7225 per share on Evergy's common stock. The common stock dividend is payable December 18, 2026, to shareholders of record as of November 20, 2026.
In October 2026, Evergy Kansas Central's Board of Directors declared a cash dividend to Evergy of up to $150.0 million, payable on or before December 17, 2026.

2. REVENUE
The Evergy Companies' revenues disaggregated by customer class are summarized in the following tables.

Evergy
	Three Months Ended September 30		Year to Date September 30
	2026	2025	2026	2025
Revenues	(millions)
Residential	$882.1	$733.9	$1,893.2	$1,735.7
Commercial	692.4	598.8	1,639.6	1,502.9
Industrial	188.5	180.3	519.0	485.8
Other retail	12.4	12.7	36.0	33.5
Total electric retail	$1,775.4	$1,525.7	$4,087.8	$3,757.9
Wholesale	99.4	103.3	274.6	243.1
Transmission	140.7	128.9	408.8	391.2
Other	11.5	6.4	32.0	21.3
Total revenue from contracts with customers	$2,027.0	$1,764.3	$4,803.2	$4,413.5
Other operating revenues	69.6	45.6	237.2	207.9
Operating revenues	$2,096.6	$1,809.9	$5,040.4	$4,621.4

Evergy Kansas Central
	Three Months Ended September 30		Year to Date September 30
	2026	2025	2026	2025
Revenues	(millions)
Residential	$401.6	$311.2	$859.4	$743.3
Commercial	279.8	242.5	681.0	618.9
Industrial	126.3	113.8	346.4	310.9
Other retail	6.7	6.5	18.1	18.1
Total electric retail	$814.4	$674.0	$1,904.9	$1,691.2
Wholesale	81.3	70.5	220.8	213.3
Transmission	132.1	119.9	383.0	362.7
Other	4.1	0.8	9.0	2.7
Total revenue from contracts with customers	$1,031.9	$865.2	$2,517.7	$2,269.9
Other operating revenues	20.6	20.8	77.4	58.7
Operating revenues	$1,052.5	$886.0	$2,595.1	$2,328.6

Evergy Metro
	Three Months Ended September 30		Year to Date September 30
	2026	2025	2026	2025
Revenues	(millions)
Residential	$294.5	$259.5	$625.9	$601.5
Commercial	287.8	251.0	658.1	610.4
Industrial	32.8	39.5	96.1	102.6
Other retail	3.4	3.2	9.9	8.6
Total electric retail	$618.5	$553.2	$1,390.0	$1,323.1
Wholesale	13.2	31.2	50.3	20.8
Transmission	6.4	6.1	18.8	19.4
Other	2.0	1.2	5.4	3.7
Total revenue from contracts with customers	$640.1	$591.7	$1,464.5	$1,367.0
Other operating revenues	48.5	24.2	158.2	147.8
Operating revenues	$688.6	$615.9	$1,622.7	$1,514.8
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

September 30, 2026	Weighted Average Remaining Term(a)	Remaining Performance Obligations(b)
	(years)	(billions)
Evergy	15	$8.9
Evergy Kansas Central	14	4.8
Evergy Metro	16	2.3
(a) The remaining contractual term begins with the start of service for these customers and the weighted average remaining term is based on each contract's remaining performance obligations.
(b) Remaining performance obligations are estimates based on: (i) contractual minimum amounts that typically equal 80% of customers' expected annual capacity demand and exclude potential volume-based charges such as fuel cost recoveries and (ii) current large load customer rates in effect and do not include any potential changes in these rates in future years as a result of general rate cases.

3. RECEIVABLES
The Evergy Companies' receivables are detailed in the following table.

	September 30	December 31
	2026	2025
Evergy	(millions)
Customer accounts receivable - billed	$89.3	$10.0
Customer accounts receivable - unbilled	295.8	108.9
Other receivables	177.3	110.6
Allowance for credit losses	(12.5)	(15.3)
Total	$549.9	$214.2
Evergy Kansas Central
Customer accounts receivable - billed	$35.6	$—
Customer accounts receivable - unbilled	138.0	42.8
Other receivables	153.8	101.1
Allowance for credit losses	(5.8)	(7.3)
Total	$321.6	$136.6
Evergy Metro
Customer accounts receivable - billed	$21.6	$—
Customer accounts receivable - unbilled	106.5	30.0
Other receivables	26.4	21.6
Allowance for credit losses	(4.7)	(5.7)
Total	$149.8	$45.9
The Evergy Companies' other receivables as of September 30, 2026, and December 31, 2025, consisted primarily of receivables from partners in jointly-owned electric utility plants, wholesale sales receivables and receivables related to alternative revenue programs.
The Evergy Companies' other receivables also included receivables from contracts with customers as summarized in the following table.

	September 30	December 31
	2026	2025
	(millions)
Evergy	$98.0	$64.2
Evergy Kansas Central	89.1	59.7
Evergy Metro	4.6	2.9

The change in the Evergy Companies' allowance for credit losses is summarized in the following table.

	2026	2025
Evergy	(millions)
Beginning balance January 1	$15.3	$15.7
Credit loss expense	13.0	10.5
Write-offs	(24.1)	(23.4)
Recoveries of prior write-offs	8.3	8.7
Ending balance September 30	$12.5	$11.5
Evergy Kansas Central
Beginning balance January 1	$7.3	$7.8
Credit loss expense	6.6	4.9
Write-offs	(11.5)	(11.1)
Recoveries of prior write-offs	3.4	3.4
Ending balance September 30	$5.8	$5.0
Evergy Metro
Beginning balance January 1	$5.7	$5.8
Credit loss expense	4.5	3.7
Write-offs	(8.9)	(8.6)
Recoveries of prior write-offs	3.4	3.8
Ending balance September 30	$4.7	$4.7
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

	Committed Capacity	Additional Conditional Capacity(a)	Current Borrowings
September 30, 2026	(millions)
Evergy Kansas Central	$185.0	$65.0	$200.0
Evergy Metro	130.0	70.0	130.0
Evergy Missouri West	50.0	65.0	65.0
Evergy	$365.0	$200.0	$395.0

December 31, 2025
Evergy Kansas Central	$185.0	$65.0	$213.0
Evergy Metro	130.0	70.0	139.0
Evergy Missouri West	50.0	65.0	50.0
Evergy	$365.0	$200.0	$402.0
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
Evergy Kansas Central filed its 2025 earnings calculation with the KCC in March 2026, which reflected no refund obligation. In July 2026, the KCC issued an order accepting Evergy Kansas Central's 2025 earnings calculation and determined that there was no refund obligation for 2025. As of September 30, 2026, Evergy Kansas Central estimates its 2026 earnings will not result in a refund obligation. The final refund obligation for 2026 will be decided by the KCC and could vary from current estimates.
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
Evergy Metro 2026 Transmission Delivery Charge
In March 2026, the KCC issued an order adjusting Evergy Metro's retail prices to include updated transmission costs as reflected in the FERC TFR. The new prices became effective in May 2026 and are expected to decrease Evergy Metro's annual retail revenues by $4.3 million when compared to 2025.
Applications for Predetermination
The KCC uses a process referred to as 'predetermination' to establish ratemaking principles and treatments for certain utility investments before they are included in a utility's rate base. The process helps balance the interests of utilities and customers by ensuring broad agreement on the reasonableness of the investment and regulatory certainty regarding the recovery of costs associated with the investment. Investment in utility projects is dependent on acceptable regulatory treatment determined in the predetermination process.
In September 2026, Evergy Kansas Central and Evergy Metro filed an application with the KCC requesting predetermination for certain planned generation investments. The filing requests a determination of the ratemaking principles and treatment that would apply to the following proposed portfolio of generation resources, with a KCC order expected in April 2027:
•Buchanan Bluffs Energy Center Unit 1, a 710 MW CCGT electric generating facility to be located in Buchanan County, Missouri. The facility is proposed to be wholly-owned by Evergy Kansas Central and is expected to begin operations in 2031;
•Iron Horse Solar, a 200 MW solar generating facility, and Iron Horse Storage, a 200 MW four-hour battery energy storage system (BESS), both to be located in Labette County, Kansas. The facilities are proposed to be jointly-owned by Evergy Kansas Central and Evergy Metro, with each utility owning a 50% interest. Iron Horse Solar is expected to begin operations in 2028 and Iron Horse Storage is expected to begin operations in 2029; and
•Pixley II Hybrid, a combined facility consisting of a 120 MW solar generating facility and a 120 MW four-hour BESS, in addition to Pixley Storage, a 95 MW four-hour BESS, all to be located in Barber County, Kansas. These facilities are proposed to be wholly-owned by Evergy Kansas Central and are expected to begin operations in 2028.

Large Load Power Service Customer Affordability Enhancement Plan
In October 2026, Evergy Kansas Central and Evergy Metro filed an application with the KCC requesting approval of a Customer Affordability Enhancement Plan that supplements the existing LLPS rate plan and would apply to newly signed LLPS customers. The proposed plan preserves the existing LLPS rate plan as the governing framework for qualifying large load customers and further distinguishes the cost responsibility of future large load customers. Evergy Kansas Central and Evergy Metro requested expedited treatment of the application and that the KCC issue an order in February 2027.
Public Service Commission of the State of Missouri (MPSC) Proceedings
Evergy Missouri West's 2026 Rate Case Proceeding
In November 2026, Evergy Missouri West filed an application with the MPSC to request an increase to its retail revenues of approximately $229.5 million. The requested increase was approximately $182.6 million before rebasing fuel and purchased power expense and $137.8 million when also excluding the removal of certain regulatory amortizations. Evergy Missouri West's request reflected a return on equity of 10.25% (with a capital structure composed of 52% equity) and increases related to the recovery of solar and infrastructure investments made to improve reliability and enhance customer service, and financing costs associated with natural gas plants under construction, partially offset by new large load revenues. New rates are expected to be effective in October 2027.
Evergy Metro's 2026 Rate Case Proceeding
In February 2026, Evergy Metro filed an application with the MPSC to request an increase to its retail revenues of approximately $140 million. Evergy Metro's request reflected a return on equity of 10.5% (with a capital structure composed of 52% equity) and increases related to the recovery of infrastructure investments made to improve reliability and enhance customer service and the update of expenses to current levels of spend. In October 2026, an evidentiary hearing on the case occurred and partial stipulations and agreements were reached on certain issues in the case. Several issues remain outstanding and an order is expected from the MPSC before the end of 2026, with new rates expected to be effective in January 2027.
Requests for Certificate of Convenience and Necessity (CCN)
Missouri utilities must request a CCN from the MPSC to authorize them to build certain utility projects. The CCN process authorizes utilities to build projects and can provide assurance that the project is prudent and necessary. Investment in projects is dependent upon the granting by the MPSC of a CCN with reasonably acceptable terms.

In May 2026, Evergy Metro filed an application with the MPSC for a CCN related to its planned natural gas generation investment to construct Mullin Creek Unit 2, a 440 MW simple-cycle gas turbine (SCGT) electric generating facility to be located in Nodaway County, Missouri. In October 2026, Evergy Metro, the MPSC Staff and certain intervenors filed a non-unanimous stipulation and agreement resolving all pending issues in the proceeding and recommending MPSC approval of the CCN. The stipulation and agreement remains subject to approval by the MPSC. In its application, Evergy Metro requested an order from the MPSC by December 2026. The facility is proposed to be wholly-owned by Evergy Metro and is expected to begin operations in 2030.
In August 2026, Evergy Missouri West and Evergy Metro filed an application with the MPSC requesting CCNs to construct Buchanan Bluffs Energy Center Unit 2, an approximately 710 MW combined-cycle gas turbine (CCGT) electric generating facility to be located in Buchanan County, Missouri. The facility is proposed to be jointly-owned by Evergy Missouri West and Evergy Metro, with each utility owning a 50% interest. The facility is expected to begin operations in 2032. The application also requests a CCN to construct the Foxtrot BESS, an approximately 109 MW four-hour lithium-ion battery facility to be located in Jasper County, Missouri. The BESS is proposed to be wholly-owned by Evergy Missouri West and is expected to begin operations in 2028. In their application, Evergy Missouri West and Evergy Metro requested that the MPSC issue an order by April 2027.

FERC Proceedings
Evergy Kansas Central and Evergy Metro TFR Annual Update
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
The most recently updated TFR is expected to increase Evergy Kansas Central's annual transmission revenues by approximately $37.0 million and increase Evergy Metro's annual transmission revenues by approximately $14.4 million, effective in January 2027.
Evergy Kansas Central TFR Formal Complaint
In February 2023, certain Evergy Kansas Central TFR customers submitted a formal complaint with FERC requesting the refund of over-collections related to the capital structure calculation in determining Evergy Kansas Central's Annual Transmission Revenue Requirement for the 2018 and 2019 rate years. In September 2026, a settlement agreement was filed with FERC, subject to FERC approval, that would resolve the complaint and related proceedings. Under the proposed settlement agreement, Evergy Kansas Central would make a one-time payment of $2.5 million to be distributed amongst certain TFR customers, after which the complaint would be withdrawn with prejudice. As of September 30, 2026, and December 31, 2025, Evergy and Evergy Kansas Central had recorded a regulatory liability of $2.5 million and $9.7 million, respectively, related to the 2018 and 2019 rate year refund request. Evergy and Evergy Kansas Central are awaiting FERC approval of the proposed settlement agreement.
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
6. PENSION PLANS AND POST-RETIREMENT BENEFITS
Evergy and certain of its subsidiaries maintain, and Evergy Kansas Central and Evergy Metro participate in, qualified non-contributory defined benefit pension plans covering the majority of Evergy Kansas Central's and Evergy Metro's employees, as well as certain non-qualified plans covering certain active and retired officers.
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

Evergy
	Three Months Ended September 30		Year to Date September 30
	2026	2025	2026	2025
Components of net periodic benefit costs	(millions)
Pension Benefits
Service cost	$10.3	$11.3	$30.9	$33.9
Interest cost	24.2	23.5	72.5	70.6
Expected return on plan assets	(22.6)	(22.0)	(67.8)	(66.0)
Prior service cost	0.4	0.5	1.4	1.4
Recognized net actuarial gain	(3.3)	(4.6)	(9.9)	(13.8)
Net periodic benefit costs before regulatory adjustment	9.0	8.7	27.1	26.1
Regulatory adjustment	4.1	3.4	12.8	10.7
Net periodic benefit costs	$13.1	$12.1	$39.9	$36.8

Post-Retirement Benefits
Service cost	$0.4	$0.4	$1.2	$1.1
Interest cost	2.1	2.6	6.2	7.6
Expected return on plan assets	(2.2)	(2.8)	(6.4)	(8.2)
Prior service cost	0.1	0.1	0.2	0.3
Recognized net actuarial gain	(0.5)	(1.0)	(1.5)	(3.0)
Net periodic benefit income before regulatory adjustment	(0.1)	(0.7)	(0.3)	(2.2)
Regulatory adjustment	(1.2)	—	(2.2)	(0.4)
Net periodic benefit income	$(1.3)	$(0.7)	$(2.5)	$(2.6)

Evergy Kansas Central
	Three Months Ended September 30		Year to Date September 30
	2026	2025	2026	2025
Components of net periodic benefit costs	(millions)
Pension Benefits
Service cost	$4.1	$4.6	$12.4	$13.9
Interest cost	12.1	11.9	36.2	35.7
Expected return on plan assets	(11.1)	(10.7)	(33.3)	(32.2)
Prior service cost	0.5	0.5	1.5	1.5
Recognized net actuarial (gain) loss	0.3	(0.2)	0.9	(0.4)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	5.9	6.1	17.7	18.5
Regulatory adjustment	(2.1)	(2.4)	(6.0)	(6.9)
Intercompany allocations	(0.3)	(0.7)	(0.9)	(2.2)
Net periodic benefit costs	$3.5	$3.0	$10.8	$9.4

Post-Retirement Benefits
Service cost	$0.3	$0.2	$0.7	$0.7
Interest cost	1.1	1.3	3.1	3.9
Expected return on plan assets	(1.1)	(1.4)	(3.2)	(4.2)
Prior service cost	—	0.1	0.2	0.2
Recognized net actuarial gain	(0.3)	(0.5)	(0.9)	(1.5)
Net periodic benefit income before regulatory adjustment and intercompany allocations	—	(0.3)	(0.1)	(0.9)
Regulatory adjustment	(0.1)	0.1	(0.5)	0.1
Intercompany allocations	(0.1)	(0.1)	(0.2)	(0.1)
Net periodic benefit income	$(0.2)	$(0.3)	$(0.8)	$(0.9)

Evergy Metro
	Three Months Ended September 30		Year to Date September 30
	2026	2025	2026	2025
Components of net periodic benefit costs	(millions)
Pension Benefits
Service cost	$6.1	$6.7	$18.4	$20.0
Interest cost	11.9	11.4	35.6	34.2
Expected return on plan assets	(11.5)	(11.3)	(34.5)	(33.8)
Recognized net actuarial gain	(3.4)	(4.3)	(10.2)	(12.9)
Net periodic benefit costs before regulatory adjustment and intercompany allocations	3.1	2.5	9.3	7.5
Regulatory adjustment	6.0	5.7	18.3	17.2
Intercompany allocations	(0.6)	0.1	(1.8)	0.4
Net periodic benefit costs	$8.5	$8.3	$25.8	$25.1

Post-Retirement Benefits
Service cost	$0.2	$0.1	$0.6	$0.4
Interest cost	1.0	1.2	3.2	3.7
Expected return on plan assets	(1.1)	(1.3)	(3.4)	(4.0)
Prior service cost	(0.1)	—	(0.3)	(0.2)
Recognized net actuarial gain	(0.2)	(0.5)	(0.6)	(1.5)
Net periodic benefit income before regulatory adjustment and intercompany allocations	(0.2)	(0.5)	(0.5)	(1.6)
Regulatory adjustment	(0.9)	0.1	(1.4)	(0.2)
Intercompany allocations	0.1	—	0.4	0.4
Net periodic benefit income	$(1.0)	$(0.4)	$(1.5)	$(1.4)
The components of net periodic benefit costs other than the service cost component are included in other expense on the Evergy Companies' consolidated statements of income and comprehensive income.
Expected pension contributions are intended to satisfy the Employee Retirement Income Security Act of 1974, as amended (ERISA), funding requirements and KCC and MPSC rate orders. The following table summarizes the Evergy Companies' pension and post-retirement benefit plan contributions and expected contributions in 2026.

	Evergy	Evergy Kansas Central	Evergy Metro
Pension Benefit Plan Contributions	(millions)
Contributions made through September 2026	$67.1	$44.4	$22.7
Remaining estimated contributions to be made in 2026	14.5	4.1	10.4
Post-Retirement Benefit Plan Contributions
Contributions made through September 2026	0.4	0.2	0.2
Remaining estimated contributions to be made in 2026	0.2	0.1	0.1
7. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
In June 2026, Evergy entered into a $3.5 billion master credit facility which expires in June 2031. Evergy, Inc., Evergy Kansas Central, Evergy Metro and Evergy Missouri West have borrowing capacity under the master credit facility with specific sublimits for each borrower. These sublimits can be unilaterally adjusted by Evergy for each borrower provided the sublimits remain within minimum and maximum sublimits as specified in the facility. The applicable interest rates and commitment fees of the facility are also subject to changes in ratings by the credit rating agencies.

A default by any borrower under the facility or one of its significant subsidiaries on other indebtedness totaling more than $150.0 million constitutes a default under the facility. Under the terms of this facility, at all times, Evergy, Inc. is required to maintain a total indebtedness to total capitalization ratio, as defined in the facility, of not greater than 0.675 to 1.00 and Evergy Kansas Central, Evergy Metro and Evergy Missouri West are each required to maintain a total indebtedness to total capitalization ratio of not greater than 0.65 to 1.00. As of September 30, 2026, Evergy, Inc., Evergy Kansas Central, Evergy Metro and Evergy Missouri West were in compliance with these covenants.
In June 2026, contemporaneously with the entry into the new master credit facility, Evergy, Inc., Evergy Kansas Central, Evergy Metro and Evergy Missouri West terminated their existing $2.5 billion master credit facility.
The following table summarizes the committed credit facilities available to the Evergy Companies as of September 30, 2026, and December 31, 2025 (excluding receivable sale facilities discussed in Note 3 and Term Loan Credit Agreements discussed below).

		Amounts Drawn
	Master Credit Facility	Commercial Paper	Letters of Credit	Cash Borrowings	Available Borrowings Capacity	Weighted Average Interest Rate on Short-Term Borrowings
September 30, 2026	(millions)
Evergy, Inc.	$750.0	$149.3	$0.7	$—	$600.0	4.08%
Evergy Kansas Central	1,000.0	236.5	14.6	—	748.9	4.09%
Evergy Metro	1,000.0	301.0	5.3	—	693.7	4.09%
Evergy Missouri West	750.0	94.1	—	—	655.9	4.26%
Evergy	$3,500.0	$780.9	$20.6	$—	$2,698.5

December 31, 2025
Evergy, Inc.	$700.0	$500.2	$0.7	$—	$199.1	3.91%
Evergy Kansas Central	800.0	321.9	2.0	—	476.1	3.96%
Evergy Metro	500.0	245.3	1.1	—	253.6	3.85%
Evergy Missouri West	500.0	326.6	—	—	173.4	4.06%
Evergy	$2,500.0	$1,394.0	$3.8	$—	$1,102.2
In January 2026, Evergy, Inc. entered into a $55.0 million unsecured Term Loan Credit Agreement with an expiration date in January 2027. In February 2026, Evergy, Inc. entered into a $500.0 million unsecured Term Loan Credit Agreement with an expiration date in February 2027. Evergy's borrowings under the $500.0 million unsecured Term Loan Credit Agreement were used for, among other things, the repayment in full of all borrowings under the $55.0 million Term Loan Credit Agreement and the partial repurchase of Evergy's convertible notes as further described in Note 8. In August 2026, Evergy used a portion of the proceeds from the issuance of junior subordinated notes, as further described in Note 8, to repay all outstanding borrowings under its $500.0 million unsecured Term Loan Credit Agreement and terminated the agreement without incurring any early termination penalties.

8. LONG-TERM DEBT
Mortgage Bonds
In May 2026, Evergy Missouri West issued, at a discount, $300.0 million of 4.70% First Mortgage Bonds (FMBs) maturing in 2029. Proceeds were used to pay down commercial paper and for general corporate purposes.
In July 2026, Evergy Kansas Central issued, at a discount, $350.0 million of 5.30% FMBs, maturing in 2036. Proceeds were used to repay $350.0 million aggregate principal amount of outstanding 2.55% FMBs at maturity in July 2026.
In September 2026, Evergy Missouri West issued, at a discount, $300.0 million of 5.95% FMBs maturing in 2036. Proceeds were used to pay down commercial paper and for general corporate purposes.
In September 2026, Evergy Kansas Central issued, at a discount, $350.0 million of 5.60% FMBs maturing in 2034. Proceeds were used to pay down commercial paper and for general corporate purposes.
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
In January and February 2026, Evergy, Inc. repurchased $244.1 million aggregate principal amount of the Convertible Notes, under separate, privately negotiated repurchase agreements with certain holders of the Convertible Notes, for $309.5 million, including fees and excluding accrued and unpaid interest. The repurchases were funded by Term Loan Credit Agreements executed in January and February 2026, see Note 7 for additional information on the Term Loan Credit Agreements. The repurchases were accounted for as an induced conversion of debt. Evergy recognized a loss of $10.3 million in interest expense on Evergy's consolidated statement of comprehensive income year to date September 30, 2026, which included a $1.8 million inducement loss, a $7.6 million loss on the settlement of an embedded forward contract and $0.9 million in fees. In the first quarter of 2026, Evergy also recognized a $56.9 million reduction of shareholders’ equity related to the settlement of the equity-related conversion obligation under the December 2023 Convertible Notes agreement, which included $1.8 million of unamortized debt issuance costs. After these January and February 2026 repurchases, $1,155.9 million aggregate principal amount of Convertible Notes remain outstanding as of September 30, 2026.
The closing price of Evergy's common stock exceeded 130% of the Convertible Notes' conversion price for at least 20 trading days during the 30 consecutive trading-day periods ending on, and including, the last trading day of the first, second and third quarters of 2026, satisfying the sales price conversion condition for each quarter. As a result, the Convertible Notes were convertible at the option of holders from April 2026 through September 2026 and will continue to be convertible through December 2026. Beginning in September 2027, holders may convert the Convertible Notes at any time, regardless of whether any applicable conversion conditions have been satisfied. Accordingly, the Convertible Notes were classified within current maturities of long-term debt on Evergy's consolidated balance sheet as of September 30, 2026.
Junior Subordinated Notes
In August 2026, Evergy, Inc. issued $600.0 million in aggregate principal amount of 6.40% Fixed-to-Fixed Reset Rate Junior Subordinated Notes (Junior Subordinated Notes), maturing in 2057. Proceeds were used to repay outstanding borrowings under Evergy, Inc.'s $500.0 million unsecured Term Loan Credit Agreement and to pay down commercial paper. The Junior Subordinated Notes will bear interest (i) from and including August 24, 2026 to, but excluding, February 15, 2032 at the rate of 6.40% per annum and (ii) from and including February 15, 2032, during each reset period at a rate per annum equal to the five-year U.S. Treasury rate (determined as described in the offering documents) as of the most recent reset interest determination date plus a spread of 2.022%, to be reset every five years until maturity; provided that the interest rate during any reset period will not reset below 6.40% per annum. At Evergy, Inc.'s option, it may redeem some or all of the Junior Subordinated Notes during specified periods, and upon the occurrence of certain credit ratings, tax or tax credit events, all as described in the offering documents. In accordance with the terms of the Junior Subordinated Notes, Evergy, Inc. has the right, from time to time, to defer the payment of interest on the outstanding Junior Subordinated Notes on one or more occasions for up to 20 consecutive semi-annual interest payment periods. As more fully described in the offering documents, deferring the payment of interest on outstanding Junior Subordinated Notes will restrict Evergy, Inc.'s ability to execute certain actions, such as declaring or paying dividends, purchasing Evergy, Inc. stock or repaying principal on any indebtedness of Evergy that ranks equally with or junior to the Junior Subordinated Notes.
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
The gross notional contract amount by commodity type for non-hedging derivative instruments is summarized in the following table.

		September 30	December 31
Non-hedging derivatives	Notional volume unit of measure	2026	2025
Evergy		(millions)
Commodity contracts
Power	MWhs	102.6	63.0
Natural gas	MMBtu	143.7	54.6
Evergy Kansas Central
Commodity contracts
Power	MWhs	63.6	41.0
Natural gas	MMBtu	143.7	54.6
Evergy Metro
Commodity contracts
Power	MWhs	29.5	16.5
The fair values of Evergy's open non-hedging derivative positions and balance sheet classifications are summarized in the following tables. The fair values below are gross values before netting agreements and netting of cash collateral.

		September 30	December 31
Evergy		2026	2025
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$94.8	$40.8
	Other assets - long-term	53.1	35.1
Natural gas	Other assets - current	9.7	6.4
Total derivative assets		$157.6	$82.3
Commodity contracts
Power	Other liabilities - current	$62.3	$30.8
	Other liabilities - long-term	55.6	37.0
Natural gas	Other liabilities - current	9.7	6.7
	Other liabilities - long-term	—	0.1
Total derivative liabilities		$127.6	$74.6

		September 30	December 31
Evergy Kansas Central		2026	2025
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$60.3	$33.4
	Other assets - long-term	53.1	35.1
Natural gas	Other assets - current	9.7	6.4
Total derivative assets		$123.1	$74.9
Commodity contracts
Power	Other liabilities - current	$59.8	$27.9
	Other liabilities - long-term	55.6	37.0
Natural gas	Other liabilities - current	9.7	6.7
	Other liabilities - long-term	—	0.1
Total derivative liabilities		$125.1	$71.7

		September 30	December 31
Evergy Metro		2026	2025
Non-hedging derivatives	Balance sheet location
Commodity contracts		(millions)
Power	Other assets - current	$32.1	$6.6
Total derivative assets		$32.1	$6.6
Commodity contracts
Power	Other liabilities - current	$1.8	$2.3
Total derivative liabilities		$1.8	$2.3
The following tables present the line items on the Evergy Companies' consolidated balance sheets where non-hedging derivative assets and liabilities are reported. The gross amounts offset in the tables below show the effect of master netting arrangements and include collateral posted to offset the net position.

September 30, 2026	Evergy	Evergy Kansas Central	Evergy Metro
Non-hedging derivatives	(millions)
Derivative Assets
Current
Gross amounts recognized	$104.5	$70.0	$32.1
Gross amounts offset	(47.6)	(45.1)	(1.8)
Net amounts presented in other assets - current	$56.9	$24.9	$30.3
Long-Term
Gross amounts recognized	$53.1	$53.1	$—
Gross amounts offset	(19.4)	(19.4)	—
Net amounts presented in other assets - long-term	$33.7	$33.7	$—
Derivative Liabilities
Current
Gross amounts recognized	$72.0	$69.5	$1.8
Gross amounts offset	(47.5)	(45.0)	(1.8)
Net amounts presented in other liabilities - current	$24.5	$24.5	$—
Long-Term
Gross amounts recognized	$55.6	$55.6	$—
Gross amounts offset	(20.7)	(20.7)	—
Net amounts presented in other liabilities - long-term	$34.9	$34.9	$—

December 31, 2025	Evergy	Evergy Kansas Central	Evergy Metro
Non-hedging derivatives	(millions)
Derivative Assets
Current
Gross amounts recognized	$47.2	$39.8	$6.6
Gross amounts offset	(29.9)	(27.0)	(2.3)
Net amounts presented in other assets - current	$17.3	$12.8	$4.3
Long-Term
Gross amounts recognized	$35.1	$35.1	$—
Gross amounts offset	(8.0)	(8.0)	—
Net amounts presented in other assets - long-term	$27.1	$27.1	$—
Derivative Liabilities
Current
Gross amounts recognized	$37.5	$34.6	$2.3
Gross amounts offset	(29.3)	(26.4)	(2.3)
Net amounts presented in other liabilities - current	$8.2	$8.2	$—
Long-Term
Gross amounts recognized	$37.1	$37.1	$—
Gross amounts offset	(7.5)	(7.5)	—
Net amounts presented in other liabilities - long-term	$29.6	$29.6	$—
The following table summarizes the amounts of gain recognized in income for the change in fair value of derivatives not designated as hedging instruments for the Evergy Companies.

		Three Months Ended September 30		Year to Date September 30
Non-hedging derivatives - Location of gain	Contract type	2026	2025	2026	2025
Evergy		(millions)
Operating revenues	Commodity	$10.9	$14.0	$37.8	$29.8
Total		$10.9	$14.0	$37.8	$29.8
Evergy Kansas Central
Operating revenues	Commodity	$10.9	$14.0	$37.8	$29.8
Total		$10.9	$14.0	$37.8	$29.8
The following table summarizes the gross notional contract amount by type for hedging derivative instruments.

Hedging derivatives - Cash flow hedge	Notional volume unit of measure	September 30	December 31
		2026	2025
Evergy		(millions)
Interest rate swaps	USD	$150.0	$100.0

The fair value of Evergy's open hedging derivative positions and balance sheet classifications are summarized in the following table. The fair values represent both the gross and net impact of netting agreements and the netting of cash collateral.

Hedging derivatives - Cash flow hedge	Balance sheet location	September 30	December 31
		2026	2025
Interest rate swaps		(millions)
	Other assets - long-term	$5.8	$0.6
Total derivative assets		$5.8	$0.6
Credit Risk and Credit-Risk-Related Contingent Features
Credit risk of the Evergy Companies' derivative instruments relates to the potential adverse financial impact resulting from non-performance by a counterparty of its contractual obligations. The Evergy Companies maintain credit policies and employ credit risk mitigation, such as collateral requirements or letters of credit, when necessary to minimize their overall credit risk and monitor exposure. Substantially all counterparty credit risk and derivative instruments containing credit-risk-related contingent features relate to Evergy Kansas Central's non-regulated energy marketing activities.
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
The following table presents information related to counterparty credit risk and derivative instruments containing credit-risk-related contingent features for Evergy and Evergy Kansas Central as of September 30, 2026.

September 30
2026
Counterparty Credit Risk	(millions)
Maximum exposure related to derivative assets	$30.5
Net exposure after master netting arrangements and collateral received	26.6
Credit-Risk-Related Contingent Features
Aggregate fair value of derivatives in a liability position	37.3
Collateral posted	4.2
Additional collateral required if contingent features were triggered	32.2

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

	September 30, 2026		December 31, 2025
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt(a)	(millions)
Evergy(b)	$15,046.6	$13,939.4	$13,406.2	$13,018.9
Evergy Kansas Central	5,580.0	4,827.4	5,233.1	4,812.1
Evergy Metro	3,272.5	2,898.7	3,271.4	3,122.7
(a) Includes current maturities.
(b) Book value as of September 30, 2026, and December 31, 2025, includes $72.0 million and $76.1 million, respectively, of fair value adjustments recorded in connection with purchase accounting for the merger that created Evergy, which are not part of future principal payments and will amortize over the remaining life of the associated debt instrument.

Recurring Fair Value Measurements
The following tables include balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	September 30, 2026	Netting	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$173.2	$—	$165.2	$—	$—	$8.0
International equity funds	101.6	—	101.6	—	—	—
Core bond fund	70.1	—	70.1	—	—	—
High-yield bond fund	24.0	—	24.0	—	—	—
Emerging markets bond fund	23.9	—	23.9	—	—	—
Combination debt/equity/other fund	25.0	—	25.0	—	—	—
Alternative investments fund	48.6	—	—	—	—	48.6
Real estate securities fund	17.4	—	—	—	—	17.4
Cash equivalents	0.5	—	0.5	—	—	—
Total nuclear decommissioning trust	484.3	—	410.3	—	—	74.0
Rabbi trust
Fixed income funds	12.5	—	12.5	—	—	—
Equity funds	7.3	—	7.3	—	—	—
Combination debt/equity/other fund	1.8	—	1.8	—	—	—
Cash equivalents	0.2	—	0.2	—	—	—
Total rabbi trust	21.8	—	21.8	—	—	—
Derivative instruments - commodity contracts(b)
Power	58.6	(54.8)	81.5	30.9	1.0	—
Natural gas	—	(9.7)	8.7	1.0	—	—
Total derivative assets	58.6	(64.5)	90.2	31.9	1.0	—
Total assets	564.7	(64.5)	522.3	31.9	1.0	74.0
Liabilities
Derivative instruments - commodity contracts(b)
Power	59.4	(56.0)	56.1	54.4	4.9	—
Natural gas	—	(9.7)	9.2	0.5	—	—
Total derivative liabilities	59.4	(65.7)	65.3	54.9	4.9	—
Total liabilities	$59.4	$(65.7)	$65.3	$54.9	$4.9	$—
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$488.2	$—	$488.2	$—	$—	$—
Debt securities
U.S. Treasury	52.0	—	52.0	—	—	—
U.S. Agency	0.1	—	—	0.1	—	—
State and local obligations	2.0	—	—	2.0	—	—
Corporate bonds	53.0	—	—	53.0	—	—
Foreign governments	0.4	—	—	0.4	—	—
Cash equivalents	4.9	—	4.9	—	—	—
Total nuclear decommissioning trust	600.6	—	545.1	55.5	—	—
Self-insured health plan trust(c)
Equity securities	3.1	—	3.1	—	—	—
Debt securities	10.6	—	2.7	7.9	—	—
Cash and cash equivalents	1.6	—	1.6	—	—	—
Total self-insured health plan trust	15.3	—	7.4	7.9	—	—
Derivative instruments - commodity contracts(b)
Power	30.3	(1.8)	—	—	32.1	—
Total derivative assets	30.3	(1.8)	—	—	32.1	—
Total assets	646.2	(1.8)	552.5	63.4	32.1	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(1.8)	—	—	1.8	—
Total derivative liabilities	—	(1.8)	—	—	1.8	—
Total liabilities	$—	$(1.8)	$—	$—	$1.8	$—

Description	September 30, 2026	Netting	Level 1	Level 2	Level 3	NAV
Other Evergy	(millions)
Assets
Rabbi trusts
Core bond fund	$6.8	$—	$6.8	$—	$—	$—
Total rabbi trusts	6.8	—	6.8	—	—	—
Derivative instruments - commodity contracts(b)
Power	1.7	(0.7)	—	—	2.4	—
Derivative instruments - interest rate swaps(b)	5.8	—	—	5.8	—	—
Total derivative assets	7.5	(0.7)	—	5.8	2.4	—
Total assets	14.3	(0.7)	6.8	5.8	2.4	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(0.7)	—	—	0.7	—
Total derivative liabilities	—	(0.7)	—	—	0.7	—
Total liabilities	$—	$(0.7)	$—	$—	$0.7	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$1,084.9	$—	$955.4	$55.5	$—	$74.0
Rabbi trusts	28.6	—	28.6	—	—	—
Self-insured health plan trust(c)	15.3	—	7.4	7.9	—	—
Derivative instruments - commodity contracts(b)
Power	90.6	(57.3)	81.5	30.9	35.5	—
Natural gas	—	(9.7)	8.7	1.0	—	—
Derivative instruments - interest rate swaps(b)	5.8	—	—	5.8	—	—
Total derivative assets	96.4	(67.0)	90.2	37.7	35.5	—
Total assets	1,225.2	(67.0)	1,081.6	101.1	35.5	74.0
Liabilities
Derivative instruments - commodity contracts(b)
Power	59.4	(58.5)	56.1	54.4	7.4	—
Natural gas	—	(9.7)	9.2	0.5	—	—
Total derivative liabilities	59.4	(68.2)	65.3	54.9	7.4	—
Total liabilities	$59.4	$(68.2)	$65.3	$54.9	$7.4	$—

Description	December 31, 2025	Netting	Level 1	Level 2	Level 3	NAV
Evergy Kansas Central	(millions)
Assets
Nuclear decommissioning trust(a)
Domestic equity funds	$159.8	$—	$151.5	$—	$—	$8.3
International equity funds	95.9	—	95.9	—	—	—
Core bond fund	71.5	—	71.5	—	—	—
High-yield bond fund	23.9	—	23.9	—	—	—
Emerging markets bond fund	23.9	—	23.9	—	—	—
Combination debt/equity/other fund	23.8	—	23.8	—	—	—
Alternative investments fund	49.6	—	—	—	—	49.6
Real estate securities fund	16.8	—	—	—	—	16.8
Cash equivalents	0.8	—	0.8	—	—	—
Total nuclear decommissioning trust	466.0	—	391.3	—	—	74.7
Rabbi trust
Fixed income funds	13.7	—	13.7	—	—	—
Equity funds	7.8	—	7.8	—	—	—
Combination debt/equity/other fund	1.8	—	1.8	—	—	—
Cash equivalents	0.2	—	0.2	—	—	—
Total rabbi trust	23.5	—	23.5	—	—	—
Derivative instruments - commodity contracts(b)
Power	38.7	(29.8)	30.1	36.3	2.1	—
Natural gas	1.2	(5.2)	6.4	—	—	—
Total derivative assets	39.9	(35.0)	36.5	36.3	2.1	—
Total assets	529.4	(35.0)	451.3	36.3	2.1	74.7
Liabilities
Derivative instruments - commodity contracts(b)
Power	36.2	(28.7)	23.5	39.1	2.3	—
Natural gas	1.6	(5.2)	6.8	—	—	—
Total derivative liabilities	37.8	(33.9)	30.3	39.1	2.3	—
Total liabilities	$37.8	$(33.9)	$30.3	$39.1	$2.3	$—
Evergy Metro
Assets
Nuclear decommissioning trust(a)
Equity securities	$436.8	$—	$436.8	$—	$—	$—
Debt securities
U.S. Treasury	56.8	—	56.8	—	—	—
U.S. Agency	0.1	—	—	0.1	—	—
State and local obligations	2.1	—	—	2.1	—	—
Corporate bonds	51.5	—	—	51.5	—	—
Cash equivalents	3.5	—	3.5	—	—	—
Total nuclear decommissioning trust	550.8	—	497.1	53.7	—	—
Self-insured health plan trust(c)
Equity securities	2.7	—	2.7	—	—	—
Debt securities	15.3	—	3.8	11.5	—	—
Cash and cash equivalents	2.5	—	2.5	—	—	—
Total self-insured health plan trust	20.5	—	9.0	11.5	—	—
Derivative instruments - commodity contracts(b)
Power	4.3	(2.3)	—	—	6.6	—
Total derivative assets	4.3	(2.3)	—	—	6.6	—
Total assets	575.6	(2.3)	506.1	65.2	6.6	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(2.3)	—	—	2.3	—
Total derivative liabilities	—	(2.3)	—	—	2.3	—
Total liabilities	$—	$(2.3)	$—	$—	$2.3	$—

Description	December 31, 2025	Netting	Level 1	Level 2	Level 3	NAV
Other Evergy	(millions)
Assets
Rabbi trusts
Core bond fund	$7.7	$—	$7.7	$—	$—	$—
Total rabbi trusts	7.7	—	7.7	—	—	—
Derivative instruments - commodity contracts(b)
Power	0.2	(0.6)	—	—	0.8	—
Derivative instruments - interest rate swaps(b)	0.6	—	—	0.6	—	—
Total derivative assets	0.8	(0.6)	—	0.6	0.8	—
Total assets	8.5	(0.6)	7.7	0.6	0.8	—
Liabilities
Derivative instruments - commodity contracts(b)
Power	—	(0.6)	—	—	0.6	—
Total derivative liabilities	—	(0.6)	—	—	0.6	—
Total liabilities	$—	$(0.6)	$—	$—	$0.6	$—
Evergy
Assets
Nuclear decommissioning trust(a)	$1,016.8	$—	$888.4	$53.7	$—	$74.7
Rabbi trusts	31.2	—	31.2	—	—	—
Self-insured health plan trust(c)	20.5	—	9.0	11.5	—	—
Derivative instruments - commodity contracts(b)
Power	43.2	(32.7)	30.1	36.3	9.5	—
Natural gas	1.2	(5.2)	6.4	—	—	—
Derivative instruments - interest rate swaps(b)	0.6	—	—	0.6	—	—
Total derivative assets	45.0	(37.9)	36.5	36.9	9.5	—
Total assets	1,113.5	(37.9)	965.1	102.1	9.5	74.7
Liabilities
Derivative instruments - commodity contracts(b)
Power	36.2	(31.6)	23.5	39.1	5.2	—
Natural gas	1.6	(5.2)	6.8	—	—	—
Total derivative liabilities	37.8	(36.8)	30.3	39.1	5.2	—
Total liabilities	$37.8	$(36.8)	$30.3	$39.1	$5.2	$—
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

	September 30, 2026		December 31, 2025		September 30, 2026
	Fair	Unfunded	Fair	Unfunded	Redemption	Length of
	Value	Commitments	Value	Commitments	Frequency	Settlement
Evergy Kansas Central	(millions)
Nuclear decommissioning trust:
Domestic equity funds	$8.0	$1.3	$8.3	$1.3	(a)	(a)
Alternative investments fund(b)	48.6	—	49.6	—	Quarterly	65 days
Real estate securities fund(b)	17.4	—	16.8	—	Quarterly	65 days
Total Evergy investments at NAV	$74.0	$1.3	$74.7	$1.3
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
The following table summarizes the net unrealized gains (losses) for the Evergy Companies' nuclear decommissioning trusts and rabbi trusts.

	Three Months Ended September 30		Year to Date September 30
	2026	2025	2026	2025
Evergy	(millions)
Nuclear decommissioning trust - equity securities	$(13.2)	$54.5	$59.7	$100.0
Nuclear decommissioning trust - debt securities	(5.3)	1.0	(6.7)	3.6
Rabbi trusts - equity securities	(0.8)	0.8	—	2.9
Total	$(19.3)	$56.3	$53.0	$106.5
Evergy Kansas Central
Nuclear decommissioning trust - equity securities	$(18.0)	$20.8	$7.8	$47.0
Rabbi trust - equity securities	(0.5)	0.7	0.4	2.6
Total	$(18.5)	$21.5	$8.2	$49.6
Evergy Metro
Nuclear decommissioning trust - equity securities	$4.8	$33.7	$51.9	$53.0
Nuclear decommissioning trust - debt securities	(5.3)	1.0	(6.7)	3.6
Total	$(0.5)	$34.7	$45.2	$56.6
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
Greenhouse Gases
Burning fossil fuels releases carbon dioxide (CO2) and other greenhouse gases (GHG). In 2015, the EPA established new GHG emission standards for fossil-fuel fired EGUs under the CAA. In April 2024, the EPA finalized new GHG emission guidelines that set CO2 emission limitations for new and existing fossil-fuel EGUs. In June 2025, the EPA published a proposed rule to repeal both the 2015 GHG emission standards and the April 2024 GHG emission standards. In the same June 2025 proposed rule, the EPA included an alternative proposal to repeal the most burdensome requirements of the 2024 rule including the elimination of carbon capture and sequestration (CCS). In February 2026, the EPA issued a final rule rescinding the 2009 GHG Endangerment Finding (Endangerment Finding). The Endangerment Finding applies to GHG emissions from new motor vehicles and also provides justification for declaring GHG emissions as a threat to public health and welfare, thereby establishing the basis for regulating GHG emission under the CAA. The rescission of the Endangerment Finding may be used in future rulemaking by the EPA to justify discontinuing the regulation of GHG emissions from the power sector. In September 2026, the EPA issued a final rule partially repealing the 2024 rule, including the emission guidelines for existing fossil-fuel steam generating units and certain CCS based standards for new and modified units. While this action reduces the Evergy Companies' anticipated compliance obligations, administrative or judicial action could reinstate or preserve some or all of the requirements, which could materially impact the Evergy Companies' operations or consolidated financial results.
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
Other Matters
Nuclear Antitrust Class Action
In July 2025, a class action complaint was filed in the U.S. District Court for the District of Maryland alleging violations of the Sherman Antitrust Act in establishing wages for employees at nuclear facilities since 2003. The complaint names 28 defendants, including all 26 owner operators of nuclear facilities in the United States, or affiliated entities, including Wolf Creek Nuclear Operating Corporation, which operates Wolf Creek, a nuclear facility in Kansas. Evergy indirectly owns 94% of Wolf Creek, with Evergy Kansas Central and Evergy Metro each owning 47% of the nuclear facility. In August 2026, the case was dismissed without prejudice by the U.S. District Court for the District of Maryland. In September 2026, the plaintiffs filed a motion requesting the court's permission to file an amended complaint, which was granted in October 2026. The Evergy Companies are unable to assess the outcome or reasonably estimate any possible damages with respect to the claims. However, the Evergy Companies believe the claims are without merit and intend to vigorously defend themselves.
Generation Development Agreement
As part of Evergy's generation development activities, the Evergy Companies enter into contractual commitments associated with the development and potential acquisition of new generation resources. The Evergy Companies have an agreement with a third-party developer regarding the potential development and acquisition of a generation facility. Under this agreement, if the Evergy Companies elect not to proceed with the project by an applicable deadline, the Evergy Companies could incur a loss of approximately $102 million, representing payments to the third-party developer for costs related to the project. In the event of a decision by the Evergy Companies not to proceed, the agreement includes provisions obligating the third-party developer to seek alternatives for the project or the project assets and would allow the Evergy Companies to recover a share of the payments made to the third-party developer if the developer is able to redeploy some or all of the project assets. A decision on this project could be made at any time but is expected in 2027.
12. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
In the normal course of business, Evergy Kansas Central, Evergy Metro and Evergy Missouri West engage in related party transactions with one another. In addition, Evergy Kansas Central, Evergy Metro and Evergy Missouri West engage in the construction of jointly-owned generation facilities. A summary of these related party transactions and the amounts associated with them is provided below.

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

	Three Months Ended September 30		Year to Date September 30
	2026	2025	2026	2025
	(millions)
Evergy Kansas Central billings to Evergy Missouri West	$120.0	$47.3	$269.0	$116.9
Evergy Metro billings to Evergy Missouri West	27.1	24.2	79.4	79.4
Evergy Kansas Central billings to Evergy Metro	10.8	11.7	36.6	38.2
Evergy Metro billings to Evergy Kansas Central	36.4	29.5	106.7	97.6
Related Party Net Receivables and Payables
The following table summarizes Evergy Kansas Central's and Evergy Metro's related party net receivables and payables.

	September 30	December 31
	2026	2025
Evergy Kansas Central	(millions)
Net payable to Evergy, Inc.	$(13.4)	$(13.3)
Net receivable from (payable to) Evergy Metro	(18.0)	10.6
Net receivable from Evergy Missouri West	37.2	34.6

Evergy Metro
Net receivable from Evergy, Inc.	$15.6	$16.5
Net receivable from (payable to) Evergy Kansas Central	6.1	(22.4)
Net receivable from Evergy Missouri West	54.3	65.8
Money Pool
Evergy Kansas Central, Evergy Metro and Evergy Missouri West are authorized to participate in the Evergy, Inc. money pool, which is an internal financing arrangement in which funds may be lent on a short-term basis between Evergy Kansas Central, Evergy Metro, Evergy Missouri West and Evergy, Inc. Evergy, Inc. can lend but not borrow under the money pool.
As of September 30, 2026 and December 31, 2025, Evergy Kansas Central and Evergy Metro had no outstanding receivables or payables under the money pool.

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

	September 30	December 31
	2026	2025
Evergy Kansas Central	(millions)
Income taxes receivable from (payable to) Evergy, Inc.	$36.8	$(14.3)

Evergy Metro
Income taxes receivable from (payable to) Evergy, Inc.	$(17.7)	$9.2
13. SHAREHOLDERS' EQUITY
ATM Program
In May 2025, Evergy entered into an equity distribution agreement, pursuant to which Evergy may sell, from time to time, up to an aggregate of $1.2 billion of its common stock through an ATM Program, which may utilize forward sales agreements. Evergy subsequently entered into forward sale agreements under the ATM Program and as of September 30, 2026, the ATM Program had approximately $0.5 billion of common stock available for issuance. The forward sale agreements have been classified as equity transactions.
In September 2026, Evergy issued approximately 3.9 million shares of common stock and received net proceeds of approximately $321.2 million. The proceeds were recorded in equity. Evergy subsequently transferred $321.0 million of the proceeds to Evergy Missouri West as a capital contribution, which Evergy Missouri West used to pay down commercial paper borrowings.
The forward sale agreements outstanding as of September 30, 2026, can be settled at Evergy’s discretion on or prior to dates ranging from March 2027 to October 2028. On a settlement date or dates, if Evergy elects to physically settle a forward sale agreement, Evergy will issue shares of common stock to the counterparties at the then-applicable forward sale price. The initial forward sale price for the outstanding agreements ranged from $71.29 to $81.55, with a weighted average initial forward sale price of $77.42. The initial forward sale price is subject to adjustment on a daily basis based on an interest rate factor and decreased on certain dates by predetermined amounts to reflect expected dividend payments. The forward sale agreements will be physically settled unless Evergy elects to settle in cash or to net share settle. At September 30, 2026, Evergy could have settled the outstanding forward sale agreements with physical delivery of 4.7 million shares of common stock to the respective counterparties in exchange for cash of $363.5 million. Alternatively, the forward sale agreements could have been settled at September 30, 2026, with delivery of approximately $8.8 million of cash or approximately 0.1 million shares of common stock to the counterparties, if Evergy elected net cash or net share settlement, respectively.

14. TAXES
Effective Income Tax Rates
The Evergy Companies' effective income tax rates reflected in the financial statements are included in the following table.

	Three Months Ended September 30		Year to Date September 30
	2026	2025	2026	2025
Evergy	7.1%	5.1%	6.4%	5.5%
Evergy Kansas Central	5.7%	4.9%	5.0%	4.7%
Evergy Metro	14.8%	12.1%	13.9%	12.6%
Evergy's effective income tax rate increased for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to a decrease in the amortization of federal and state excess deferred income taxes (EDIT) relative to pre-tax income.
Evergy Kansas Central's effective income tax rate increased for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to a decrease related to energy production tax credits relative to pre-tax income.
Evergy Metro's effective income tax rate increased for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to a decrease in the amortization of federal and state EDIT and other income tax credits.
Evergy's effective income tax rate increased year to date September 30, 2026, compared to the same period in 2025, primarily due to a decrease in the amortization of federal EDIT relative to pre-tax income.
Evergy Kansas Central's effective income tax rate increased year to date September 30, 2026, compared to the same period in 2025, primarily due to a decrease in the amortization of federal EDIT.
Evergy Metro's effective income tax rate increased year to date September 30, 2026, compared to the same period in 2025, primarily due to a decrease in the amortization of federal EDIT.
Nuclear Production Tax Credits
In 2022, the Inflation Reduction Act (IRA) was signed into law providing a transferable Production Tax Credit (PTC) for electricity produced by existing nuclear power plants. Beginning in 2024, nuclear units, including Wolf Creek, became eligible for a production tax credit through 2032. In October 2026, Evergy Kansas Central and Evergy Metro sold nuclear production tax credits generated in 2025 to a third party and received cash proceeds of $124.2 million. Evergy Kansas Central and Evergy Metro each received $62.1 million. In Kansas, pursuant to nuclear PTC refund riders approved by the KCC, the benefits associated with the nuclear PTCs, including carrying costs, will be returned to customers through monthly bill credits over a three-year period beginning in the first quarter of 2027. In Missouri, Evergy Metro's pending rate case with the MPSC will address the return of its nuclear PTC benefits to customers.

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

	Three Months Ended September 30		Year to Date September 30
	2026	2025	2026	2025
	(millions)
OPERATING REVENUES	$2,096.6	$1,809.9	$5,040.4	$4,621.4
Less:
Fuel and purchased power	472.8	393.1	1,161.3	1,078.8
SPP network transmission costs	123.9	110.7	352.3	322.0
Operating and maintenance:
Operations and customer	162.9	150.2	474.1	459.7
Support	41.6	36.6	123.3	112.2
Other segment items, including benefit costs(a)	75.0	66.0	186.2	168.0
Depreciation and amortization	302.5	290.3	912.1	866.8
Taxes other than income tax	109.4	104.5	323.6	320.0
Interest expense	168.0	152.0	508.4	458.3
Income tax expense	47.5	26.0	67.3	45.6
Net income attributable to noncontrolling interests	3.0	3.0	9.2	9.2
Plus:
Total other income (expense), net	19.5	(4.4)	49.5	(14.8)
Equity in earnings of equity method investees, net of income taxes	3.4	1.9	7.3	5.3
NET INCOME ATTRIBUTABLE TO EVERGY, INC.	$612.9	$475.0	$979.4	$771.3
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
Evergy Missouri West's 2026 Rate Case Proceeding
In November 2026, Evergy Missouri West filed an application with the MPSC to request an increase to its retail revenues of approximately $229.5 million. The requested increase was approximately $182.6 million before rebasing fuel and purchased power expense and $137.8 million when also excluding the removal of certain regulatory amortizations. Evergy Missouri West's request reflected a return on equity of 10.25% (with a capital structure composed of 52% equity) and increases related to the recovery of solar and infrastructure investments made to improve reliability and enhance customer service, and financing costs associated with natural gas plants under construction, partially offset by new large load revenues. New rates are expected to be effective in October 2027.
Evergy Metro's 2026 Rate Case Proceeding
In February 2026, Evergy Metro filed an application with the MPSC to request an increase to its retail revenues of approximately $140 million. Evergy Metro's request reflected a return on equity of 10.5% (with a capital structure composed of 52% equity) and increases related to the recovery of infrastructure investments made to improve reliability and enhance customer service and the update of expenses to current levels of spend. In October 2026, an evidentiary hearing on the case occurred and partial stipulations and agreements were reached on certain issues in the case. Several issues remain outstanding and an order is expected from the MPSC before the end of 2026, with new rates expected to be effective in January 2027.

Large Load Customers
In 2026, the Evergy Companies signed ESAs with multiple large load customers to serve data centers with a projected peak steady state load of approximately 2,600 MWs. The ESAs relate to three new projects and the expansion of two separate projects previously announced. The ESAs' terms reflect the applicable provisions of the Evergy Companies' LLPS rate plans. The service of these large load customers, inclusive of an optional transitional load period not to exceed five years, has commenced or is expected to commence at dates ranging from 2026 to 2028.
Convertible Note Repurchases
In January and February 2026, Evergy, Inc. repurchased $244.1 million aggregate principal amount of its $1.4 billion aggregate principal amount of Convertible Notes, under separate, privately negotiated repurchase agreements with certain holders of its Convertible Notes, for a total repurchase cost (including fees and excluding accrued and unpaid interest) of $309.5 million. After these January and February 2026 repurchases, $1,155.9 million aggregate principal amount of Convertible Notes remain outstanding as of September 30, 2026. See "Convertible Notes" in Note 8 to the consolidated financial statements for additional information regarding Evergy, Inc.'s repurchase of Convertible Notes.
Regulatory Proceedings
See Note 4 to the consolidated financial statements for information regarding other regulatory proceedings.
Wolf Creek Refueling Outage
Wolf Creek's most recent refueling outage began in October 2025 and the unit returned to service in November 2025. Wolf Creek's next refueling outage is planned to begin in the spring of 2027.
Earnings Overview
The following table summarizes Evergy's net income and diluted EPS.

	Three Months Ended September 30			Year to Date September 30
	2026	Change	2025	2026	Change	2025
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$612.9	$137.9	$475.0	$979.4	$208.1	$771.3
Earnings per common share, diluted	2.59	0.56	2.03	4.14	0.83	3.31
Net income attributable to Evergy, Inc. increased for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to higher retail sales in the third quarter of 2026 driven by favorable weather and higher weather-normalized demand, new Evergy Kansas Central retail rates effective in October 2025, and higher proceeds from corporate-owned life insurance (COLI); partially offset by higher operating and maintenance, interest and income tax expense.
Diluted EPS increased for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to the increase in net income attributable to Evergy, Inc. discussed above, partially offset by a $0.03 per share decrease due to dilution primarily driven by Evergy's convertible notes.
Net income attributable to Evergy, Inc. increased year to date September 30, 2026, compared to the same period in 2025, primarily due to higher retail sales in 2026 driven by favorable weather and higher weather-normalized demand, new Evergy Kansas Central retail rates effective in October 2025, higher non-regulated energy marketing revenue, and gains in 2026 compared to losses in 2025 from non-regulated investments in early-stage clean energy and energy solution companies; partially offset by higher operating and maintenance, depreciation and interest expense.
Diluted EPS increased year to date September 30, 2026, compared to the same period in 2025, primarily due to the increase in net income attributable to Evergy, Inc. discussed above, partially offset by a $0.06 per share decrease due to dilution primarily driven by Evergy's convertible notes.

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
Adjusted Earnings (non-GAAP) and Adjusted EPS (non-GAAP)
Management believes that adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) are representative measures of Evergy's recurring earnings, assist in the comparability of results and are consistent with how management reviews performance. The following table summarizes Evergy's adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP).

	Three Months Ended September 30		Year to Date September 30
	2026	2025	2026	2025
	(millions, except per share amounts)
Adjusted earnings (non-GAAP)	$609.9	$475.1	$980.2	$794.0
Adjusted earnings per common share, diluted (non-GAAP)	2.58	2.03	4.15	3.41
In addition to net income attributable to Evergy, Inc. and diluted EPS, Evergy's management uses adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) to evaluate earnings and EPS without:
i.losses from the repurchase of a portion of Evergy's Convertible Notes;
ii.investment gains and losses from non-regulated investments in early-stage clean energy and energy solution companies and costs related to the disposal of these investments; and
iii.the gain associated with the settlement of a complaint regarding Evergy Kansas Central's Annual Transmission Revenue Requirement for the 2018 and 2019 rate years.
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

	Earnings	Earnings per Diluted Share	Earnings	Earnings per Diluted Share
Three Months Ended September 30	2026		2025
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$612.9	$2.59	$475.0	$2.03
Non-GAAP reconciling items:
Losses from investments in early-stage clean energy and energy solution companies, pre-tax(b)	1.3	0.01	0.1	—
Gain from TFR settlement, pre-tax(c)	(5.3)	(0.02)	—	—
Income tax expense(d)	1.0	—	—	—
Adjusted earnings (non-GAAP)	$609.9	$2.58	$475.1	$2.03

	Earnings	Earnings per Diluted Share	Earnings	Earnings per Diluted Share
Year to Date September 30	2026		2025
	(millions, except per share amounts)
Net income attributable to Evergy, Inc.	$979.4	$4.14	$771.3	$3.31
Non-GAAP reconciling items:
Losses from the repurchase of Convertible Notes, pre-tax(a)	10.3	0.05	—	—
(Gains) losses from investments in early-stage clean energy and energy solution companies, pre-tax(b)	(6.2)	(0.03)	29.1	0.13
Gain from TFR settlement, pre-tax(c)	(5.3)	(0.02)	—	—
Income tax expense (benefit)(d)	2.0	0.01	(6.4)	(0.03)
Adjusted earnings (non-GAAP)	$980.2	$4.15	$794.0	$3.41
(a)Reflects losses and fees of $10.3 million related to Evergy's repurchase of $244.1 million aggregate principal amount of its Convertible Notes in the first quarter 2026 that are included in interest expense on the consolidated statements of comprehensive income.
(b)Reflects net unrealized gains and losses, realized gains and losses and impairment losses from non-regulated investments in early-stage clean energy and energy solution companies that are included in investment earnings on the consolidated statements of comprehensive income, in addition to costs related to the disposal of these investments of $0.5 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and $1.1 million and $0.1 million year to date September 30, 2026 and 2025, respectively, that are included in operating and maintenance expense on the consolidated statements of comprehensive income. Evergy is in the process of disposing of these investments.
(c)Reflects a gain from the partial reduction of a liability associated with the settlement of a complaint regarding Evergy Kansas Central's Annual Transmission Revenue Requirement for the 2018 and 2019 rate years that is included in operating revenues on the consolidated statements of comprehensive income.
(d)Reflects an income tax effect calculated at a statutory rate of approximately 22%, with the exception of certain non-deductible items.

ENVIRONMENTAL MATTERS
See Note 11 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 12 to the consolidated financial statements for information regarding related party transactions.
EVERGY RESULTS OF OPERATIONS
The following table summarizes Evergy's comparative results of operations.

	Three Months Ended September 30			Year to Date September 30
	2026	Change	2025	2026	Change	2025
	(millions)
Operating revenues	$2,096.6	$286.7	$1,809.9	$5,040.4	$419.0	$4,621.4
Fuel and purchased power	472.8	79.7	393.1	1,161.3	82.5	1,078.8
SPP network transmission costs	123.9	13.2	110.7	352.3	30.3	322.0
Operating and maintenance	279.5	26.7	252.8	783.6	43.7	739.9
Depreciation and amortization	302.5	12.2	290.3	912.1	45.3	866.8
Taxes other than income tax	109.4	4.9	104.5	323.6	3.6	320.0
Income from operations	808.5	150.0	658.5	1,507.5	213.6	1,293.9
Other income (expense), net	19.5	23.9	(4.4)	49.5	64.3	(14.8)
Interest expense	168.0	16.0	152.0	508.4	50.1	458.3
Income tax expense	47.5	21.5	26.0	67.3	21.7	45.6
Equity in earnings of equity method investees, net of income taxes	3.4	1.5	1.9	7.3	2.0	5.3
Net income	615.9	137.9	478.0	988.6	208.1	780.5
Less: Net income attributable to noncontrolling interests	3.0	—	3.0	9.2	—	9.2
Net income attributable to Evergy, Inc.	$612.9	$137.9	$475.0	$979.4	$208.1	$771.3

Gross Margin (GAAP) and Utility Gross Margin (non-GAAP)
The following tables summarize Evergy's gross margin (GAAP) and MWhs sold and reconcile the differences between Evergy's gross margin (GAAP) and Evergy's utility gross margin (non-GAAP). See "Executive Summary - Non-GAAP Measures", above for additional information regarding gross margin (GAAP) and utility gross margin (non-GAAP).

	Revenues and Expenses			MWhs Sold
Three Months Ended September 30	2026	Change	2025	2026	Change	2025
Retail revenues	(millions)			(thousands)
Residential	$882.1	$148.2	$733.9	5,766	799	4,967
Commercial	692.4	93.6	598.8	6,164	841	5,323
Industrial	188.5	8.2	180.3	2,198	10	2,188
Other retail revenues	12.4	(0.3)	12.7	21	(2)	23
Total electric retail	1,775.4	249.7	1,525.7	14,149	1,648	12,501
Wholesale revenues	99.4	(3.9)	103.3	4,598	(103)	4,701
Transmission revenues	140.7	11.8	128.9	N/A	N/A	N/A
Other revenues	81.1	29.1	52.0	N/A	N/A	N/A
Operating revenues	2,096.6	286.7	1,809.9	18,747	1,545	17,202
Fuel and purchased power	(472.8)	(79.7)	(393.1)
SPP network transmission costs	(123.9)	(13.2)	(110.7)
Operating and maintenance(a)	(141.9)	(13.0)	(128.9)
Depreciation and amortization	(302.5)	(12.2)	(290.3)
Taxes other than income tax	(109.4)	(4.9)	(104.5)
Gross margin (GAAP)	946.1	163.7	782.4
Operating and maintenance(a)	141.9	13.0	128.9
Depreciation and amortization	302.5	12.2	290.3
Taxes other than income tax	109.4	4.9	104.5
Utility gross margin (non-GAAP)	$1,499.9	$193.8	$1,306.1
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $137.6 million and $123.9 million for the three months ended September 30, 2026 and 2025, respectively.

	Revenues and Expenses			MWhs Sold
Year to Date September 30	2026	Change	2025	2026	Change	2025
Retail revenues	(millions)			(thousands)
Residential	$1,893.2	$157.5	$1,735.7	13,286	716	12,570
Commercial	1,639.6	136.7	1,502.9	15,480	1,231	14,249
Industrial	519.0	33.2	485.8	6,422	279	6,143
Other retail revenues	36.0	2.5	33.5	62	(8)	70
Total electric retail	4,087.8	329.9	3,757.9	35,250	2,218	33,032
Wholesale revenues	274.6	31.5	243.1	10,720	(1,552)	12,272
Transmission revenues	408.8	17.6	391.2	N/A	N/A	N/A
Other revenues	269.2	40.0	229.2	N/A	N/A	N/A
Operating revenues	5,040.4	419.0	4,621.4	45,970	666	45,304
Fuel and purchased power	(1,161.3)	(82.5)	(1,078.8)
SPP network transmission costs	(352.3)	(30.3)	(322.0)
Operating and maintenance(a)	(419.5)	(24.7)	(394.8)
Depreciation and amortization	(912.1)	(45.3)	(866.8)
Taxes other than income tax	(323.6)	(3.6)	(320.0)
Gross margin (GAAP)	1,871.6	232.6	1,639.0
Operating and maintenance(a)	419.5	24.7	394.8
Depreciation and amortization	912.1	45.3	866.8
Taxes other than income tax	323.6	3.6	320.0
Utility gross margin (non-GAAP)	$3,526.8	$306.2	$3,220.6
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $364.1 million and $345.1 million year to date September 30, 2026 and 2025, respectively.

Evergy's gross margin (GAAP) increased $163.7 million for the three months ended September 30, 2026, compared to the same period in 2025, and Evergy's utility gross margin (non-GAAP) increased $193.8 million for the three months ended September 30, 2026, compared to the same period in 2025, both measures were driven by:
•a $139.7 million increase primarily due to favorable weather (cooling degree days increased by 31%) and higher weather-normalized demand from commercial and residential customers, including a data center customer that began taking service in 2026, and higher demand from a large load industrial customer;
•a $42.3 million increase from new Evergy Kansas Central retail rates effective in October 2025; and
•an $11.8 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2026 and Evergy Kansas Central's TFR settlement.
Additionally, the increase in Evergy's gross margin (GAAP) was also impacted by:
•a $13.0 million increase in operating and maintenance expenses which are determined to be directly attributable to revenue-producing activities primarily driven by an increase in transmission and distribution operating and maintenance expense as further described below;
•a $12.2 million increase in depreciation and amortization as further described below; and
•a $4.9 million increase in taxes other than income tax.

Evergy's gross margin (GAAP) increased $232.6 million year to date September 30, 2026, compared to the same period in 2025, and Evergy's utility gross margin (non-GAAP) increased $306.2 million year to date September 30, 2026, compared to the same period in 2025, both measures were driven by:
•a $165.1 million increase primarily due to favorable weather (cooling degree days increased by 31%, partially offset by a 21% decrease in heating degree days) and higher weather-normalized demand, including a data center customer that began taking service in 2026 and higher demand from a large load industrial customer;
•a $108.0 million increase from new Evergy Kansas Central retail rates effective in October 2025;
•a $17.6 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2026 and Evergy Kansas Central's TFR settlement; and
•a $15.5 million increase in revenue related to non-regulated energy marketing activity at Evergy Kansas Central.
Additionally, the increase in Evergy's gross margin (GAAP) was also impacted by:
•a $45.3 million increase in depreciation and amortization as further described below;
•a $24.7 million increase in operating and maintenance expenses which are determined to be directly attributable to revenue-producing activities primarily driven by an increase in transmission and distribution operating and maintenance expense as further described below; and
•a $3.6 million increase in taxes other than income tax.
Operating and Maintenance
Evergy's operating and maintenance expense increased $26.7 million for the three months ended September 30, 2026, compared to the same period in 2025, primarily driven by:
•a $6.8 million increase in transmission and distribution operating and maintenance expenses primarily due to higher vegetation management costs and contractor costs;
•a $4.5 million increase in plant operating and maintenance expense at coal-fired generating facilities primarily due to higher maintenance costs at Iatan Station, La Cygne Station and JEC;
•a $3.7 million increase in general and administrative labor and employee benefits expense, primarily due to higher medical claims; and
•a $2.6 million increase in regulatory commission expense primarily driven by higher Missouri regulatory assessment costs.
Evergy's operating and maintenance expense increased $43.7 million year to date September 30, 2026, compared to the same period in 2025, primarily driven by:
•a $20.7 million increase in transmission and distribution operating and maintenance expenses primarily due to higher vegetation management and contractor costs;
•a $7.9 million increase in general and administrative labor and employee benefits expense, primarily due to higher medical claims; and
•a $6.4 million increase in regulatory commission expense primarily driven by higher Kansas and Missouri regulatory assessment costs.
Depreciation and Amortization
Evergy's depreciation and amortization increased $12.2 million for the three months ended September 30, 2026 and $45.3 million year to date September 30, 2026, compared to the same periods in 2025, primarily due to capital additions.

Other Income (Expense), Net
Evergy's other expense, net for the three months ended September 30, 2025, became other income, net for the three months ended September 30, 2026, as a result of a $23.9 million increase in net other income items, primarily driven by:
•a $15.6 million increase due to higher COLI proceeds in the third quarter of 2026; and
•a $9.0 million increase in equity AFUDC primarily at Evergy Kansas Central and Evergy Missouri West primarily driven by higher average CWIP balances in the third quarter of 2026.
Evergy's other expense, net year to date September 30, 2025, became other income, net year to date September 30, 2026, as a result of a $64.3 million increase in net other income items, primarily driven by:
•a $36.3 million increase related to Evergy's non-regulated investments in early-stage clean energy and energy solution companies driven by $29.0 million of unrealized losses and impairment losses in 2025 and $7.3 million of net realized and unrealized gains in 2026;
•a $26.0 million increase in equity AFUDC primarily at Evergy Kansas Central and Evergy Missouri West primarily driven by higher average CWIP balances in 2026; and
•a $16.8 million increase due to higher COLI proceeds in 2026; partially offset by
•$11.6 million of income related to a commercial solar generation project completed in 2025.
Interest Expense
Evergy's interest expense increased $16.0 million for the three months ended September 30, 2026, compared to the same period in 2025, primarily driven by:
•a $27.7 million increase due to issuances of long-term debt; and
•a $5.3 million increase in interest expense on short-term borrowings primarily due to higher short-term debt balances in the third quarter of 2026; partially offset by
•a $9.2 million decrease due to the repayment of long-term debt; and
•a $7.9 million decrease due to higher debt AFUDC primarily at Evergy Missouri West driven by higher average CWIP balances in the third quarter of 2026.
Evergy's interest expense increased $50.1 million year to date September 30, 2026, compared to the same period in 2025, primarily driven by:
•a $65.7 million increase due to issuances of long-term debt;
•an $18.2 million increase in interest expense on short-term borrowings primarily due to higher short-term debt balances in 2026; and
•a $10.3 million increase related to Evergy's repurchase of a portion of its Convertible Notes in 2026; partially offset by
•a $25.2 million decrease due to the repayment of long-term debt; and
•a $19.8 million decrease due to higher debt AFUDC primarily at Evergy Missouri West driven by higher average CWIP balances in 2026.
Income Tax Expense
Evergy's income tax expense increased $21.5 million for the three months ended September 30, 2026, compared to the same period in 2025, primarily driven by:
•a $36.0 million increase primarily due to higher pre-tax income in the third quarter of 2026; partially offset by
•a $6.4 million decrease primarily due to higher equity AFUDC;

•a $4.6 million decrease primarily related to higher energy production income tax credits in the third quarter of 2026; and
•a $4.2 million decrease primarily due to higher amortization of EDIT.
Evergy's income tax expense increased $21.7 million year to date September 30, 2026, compared to the same period in 2025, primarily driven by:
•a $51.5 million increase primarily due to higher pre-tax income in 2026; partially offset by
•a $10.5 million decrease primarily due to higher equity AFUDC;
•a $9.9 million decrease primarily related to higher energy production income tax credits in 2026; and
•a $5.8 million decrease primarily due to higher amortization of EDIT.
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
Short-Term Borrowings
In June 2026, Evergy entered into a $3.5 billion master credit facility that expires in June 2031. Evergy, Inc., Evergy Kansas Central, Evergy Metro and Evergy Missouri West have borrowing capacity under the master credit facility with specific sublimits for each borrower. As of September 30, 2026, Evergy had $2,698.5 million of available borrowing capacity under its master credit facility. The available borrowing capacity under the master credit facility consisted of $600.0 million for Evergy, Inc., $748.9 million for Evergy Kansas Central, $693.7 million for Evergy Metro and $655.9 million for Evergy Missouri West. The Evergy Companies' borrowing capacity under the master credit facility also supports their issuance of commercial paper.
Along with cash flows from operations and receivable sales facilities, Evergy generally uses borrowings under its master credit facility and the issuance of commercial paper to meet its day-to-day cash flow requirements. Evergy may also utilize these short-term borrowings to repay maturing long-term debt until such debt is refinanced.
See Note 7 to the consolidated financial statements for additional information regarding significant short-term borrowings.
Long-Term Debt
In April 2026, Evergy Missouri West filed an application with FERC requesting authorization to issue long-term debt securities of up to $1.3 billion outstanding at any one time. In July 2026, FERC approved Evergy Missouri West's request and the authorization expires in July 2028. As a result of Evergy Missouri West's long-term debt issuances of $300.0 million in May 2026 and $300.0 million in September 2026, $0.7 billion of long-term debt capacity remains available under Evergy Missouri West's long-term debt authorization.
See Note 8 to the consolidated financial statements for information regarding significant debt issuances.
Pensions
See Note 6 to the consolidated financial statements for information regarding Evergy's pension and post-retirement plan contributions.
ATM Program
See Note 13 to the consolidated financial statements for information regarding Evergy's ATM Program.

Debt Covenants
As of September 30, 2026, Evergy was in compliance with all debt covenants under the master credit facility and debt instruments that contain restrictions that require the maintenance of certain capitalization and leverage ratios. See Note 7 to the consolidated financial statements for more information.
Cash Flows
The following table presents Evergy's cash flows from operating, investing and financing activities.

Year to Date September 30	2026	2025
	(millions)
Cash Flows from Operating Activities	$1,699.2	$1,711.2
Cash Flows used in Investing Activities	(2,484.9)	(1,902.0)
Cash Flows from Financing Activities	792.1	204.5
Cash Flows from Operating Activities
Evergy's cash flows from operating activities decreased $12.0 million year to date September 30, 2026, compared to the same period in 2025, primarily driven by a decrease in fuel recovery mechanism net collections at Evergy Kansas Central and Evergy Missouri West, partially offset by an increase in fuel recovery mechanism net collections at Evergy Metro.
Cash Flows used in Investing Activities
Evergy's cash flows used in investing activities increased $582.9 million year to date September 30, 2026, compared to the same period in 2025, primarily driven by a $782.2 million increase in additions to property, plant and equipment due to increased spending for a variety of capital projects, including construction of new generating facilities.
Cash Flows from Financing Activities
Evergy's cash flows from financing activities increased $587.6 million year to date September 30, 2026, compared to the same period in 2025, primarily driven by:
•a $1,295.4 million increase in proceeds from long-term debt, net due to the issuance of $2,308.1 million of long-term debt year to date September 30, 2026, compared to the issuance of $1,012.7 million of long-term debt for the same period in 2025; and
•a $321.4 million increase in proceeds from the issuance of common stock driven by Evergy, Inc.'s issuance of approximately 3.9 million shares of common stock for net proceeds of approximately $321.2 million under Evergy, Inc.'s ATM Program in 2026; partially offset by
•a $643.3 million decrease in short-term debt, net driven by:
◦a $722.1 million decrease in short-term debt at Evergy, Inc. primarily due to the repayment of commercial paper borrowings with proceeds from long-term debt in 2026 and higher borrowings in 2025; and
◦a $445.9 million decrease in short-term debt at Evergy Missouri West primarily due to the repayment of commercial paper borrowings with proceeds from an equity contribution in 2026 and higher borrowings in 2025; partially offset by
◦a $409.2 million increase in short-term debt at Evergy Kansas Central primarily due to the repayment of commercial paper borrowings with proceeds from long-term debt issuances in 2025; and
◦a $115.6 million increase in short-term debt at Evergy Metro primarily due to higher borrowings in 2026 and the repayment of commercial paper borrowings with proceeds from long-term debt issuances in 2025.
•a $330.0 million decrease due to retirements of long-term debt primarily driven by Evergy Kansas Central's repayment of $350.0 million of 2.55% FMBs in 2026, Evergy Inc.'s repurchase of $244.1 million aggregate principal amount of the Convertible Notes in 2026, and Evergy Metro's remarketing of its Series 2023 EIRR bonds totaling $79.5 million in 2026, as compared to Evergy Metro's repayment of $350.0 million of 3.65% Senior Notes and Evergy Missouri West's repayment of $36.0 million of 3.49% Senior Notes in 2025.
EVERGY KANSAS CENTRAL, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Kansas Central are presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Kansas Central's comparative results of operations.

Year to Date September 30	2026	Change	2025
	(millions)
Operating revenues	$2,595.1	$266.5	$2,328.6
Fuel and purchased power	425.8	18.9	406.9
SPP network transmission costs	352.3	30.3	322.0
Operating and maintenance	383.3	30.8	352.5
Depreciation and amortization	460.2	28.3	431.9
Taxes other than income tax	175.4	3.5	171.9
Income from operations	798.1	154.7	643.4
Other income, net	36.7	28.2	8.5
Interest expense	193.9	15.0	178.9
Income tax expense	31.6	9.3	22.3
Equity in earnings of equity method investees, net of income taxes	3.1	0.5	2.6
Net income	612.4	159.1	453.3
Less: Net income attributable to noncontrolling interests	9.2	—	9.2
Net income attributable to Evergy Kansas Central, Inc.	$603.2	$159.1	$444.1

Evergy Kansas Central Gross Margin (GAAP) and Utility Gross Margin (non-GAAP)
The following table summarizes Evergy Kansas Central's gross margin (GAAP) and MWhs sold and reconciles the differences between Evergy Kansas Central's gross margin (GAAP) and Evergy Kansas Central's utility gross margin (non-GAAP). See "Executive Summary - Non-GAAP Measures" for additional information regarding gross margin (GAAP) and utility gross margin (non-GAAP).

	Revenues and Expenses			MWhs Sold
Year to Date September 30	2026	Change	2025	2026	Change	2025
Retail revenues	(millions)			(thousands)
Residential	$859.4	$116.1	$743.3	5,658	383	5,275
Commercial	681.0	62.1	618.9	6,065	315	5,750
Industrial	346.4	35.5	310.9	4,149	290	3,859
Other retail revenues	18.1	—	18.1	21	(8)	29
Total electric retail	1,904.9	213.7	1,691.2	15,893	980	14,913
Wholesale revenues	220.8	7.5	213.3	7,306	(444)	7,750
Transmission revenues	383.0	20.3	362.7	N/A	N/A	N/A
Other revenues	86.4	25.0	61.4	N/A	N/A	N/A
Operating revenues	2,595.1	266.5	2,328.6	23,199	536	22,663
Fuel and purchased power	(425.8)	(18.9)	(406.9)
SPP network transmission costs	(352.3)	(30.3)	(322.0)
Operating and maintenance (a)	(189.6)	(16.9)	(172.7)
Depreciation and amortization	(460.2)	(28.3)	(431.9)
Taxes other than income tax	(175.4)	(3.5)	(171.9)
Gross margin (GAAP)	991.8	168.6	823.2
Operating and maintenance (a)	189.6	16.9	172.7
Depreciation and amortization	460.2	28.3	431.9
Taxes other than income tax	175.4	3.5	171.9
Utility gross margin (non-GAAP)	$1,817.0	$217.3	$1,599.7
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $193.7 million and $179.8 million year to date September 30, 2026 and 2025, respectively.

Evergy Kansas Central's gross margin (GAAP) increased $168.6 million year to date September 30, 2026, compared to the same period in 2025, and Evergy Kansas Central's utility gross margin (non-GAAP) increased $217.3 million year to date September 30, 2026, compared to the same period in 2025, both measures were driven by:
•a $108.0 million increase from new Evergy Kansas Central retail rates effective in October 2025;
•a $73.5 million increase primarily due to favorable weather (cooling degree days increased 38%, partially offset by a 23% decrease in heating degree days) and higher weather-normalized demand, including higher demand from a large load industrial customer;
•a $20.3 million increase in transmission revenue primarily due to updated transmission costs reflected in Evergy Kansas Central's FERC TFR effective in January 2026 and TFR settlement; and
•a $15.5 million increase in revenue related to non-regulated energy marketing activity.
Additionally, the increase in Evergy Kansas Central's gross margin (GAAP) was also impacted by:
•a $28.3 million increase in depreciation and amortization as further described below;
•a $16.9 million increase in operating and maintenance expenses which are determined to be directly attributable to revenue-producing activities primarily driven by an increase in transmission and distribution operating and maintenance expense as further described below; and

•a $3.5 million increase in taxes other than income tax.
Evergy Kansas Central Operating and Maintenance
Evergy Kansas Central's operating and maintenance expense increased $30.8 million year to date September 30, 2026, compared to the same period in 2025, primarily driven by:
•an $11.1 million increase in transmission and distribution operating and maintenance expenses primarily due to higher contractor costs and vegetation management costs;
•a $3.8 million increase in plant operating and maintenance expense at coal-fired generating facilities primarily due to a $5.0 million increase at JEC driven by a major maintenance outage in 2026, partially offset by a $1.8 million decrease at Lawrence Energy Center driven by a major maintenance outage in 2025; and
•a $3.6 million increase in general and administrative labor and employee benefits expense primarily driven by higher medical claims.
Evergy Kansas Central Depreciation and Amortization
Evergy Kansas Central's depreciation and amortization expense increased $28.3 million year to date September 30, 2026, compared to the same period in 2025, primarily due to capital additions.
Evergy Kansas Central Other Income, Net
Evergy Kansas Central's other income, net increased $28.2 million year to date September 30, 2026, compared to the same period in 2025, driven by:
•a $16.1 million increase due to higher COLI proceeds in 2026; and
•a $14.6 million increase in equity AFUDC primarily driven by higher average CWIP balances and lower average short-term debt in 2026.
Evergy Kansas Central Interest Expense
Evergy Kansas Central's interest expense increased $15.0 million year to date September 30, 2026, compared to the same period in 2025, primarily driven by:
•a $23.2 million increase due to issuances of long-term debt; and
•an $11.2 million increase due to decreases in carrying costs deferred to a regulatory asset in accordance with plant-in-service accounting (PISA); partially offset by
•an $8.3 million decrease due to the repayment of long-term debt;
•a $4.7 million decrease in interest expense on short-term borrowings primarily due to lower short-term debt balances in 2026; and
•a $3.8 million decrease due to higher debt AFUDC driven by higher CWIP balances in 2026.
Evergy Kansas Central Income Tax Expense
Evergy Kansas Central's income tax expense increased $9.3 million year to date September 30, 2026, compared to the same period in 2025, primarily driven by:
•a $37.2 million increase primarily due to higher pre-tax income in 2026; partially offset by
•a $13.1 million decrease primarily related to higher energy production income tax credits in 2026;
•a $6.1 million decrease primarily due to higher amortization of EDIT;
•a $4.6 million decrease primarily due to higher equity AFUDC; and
•a $2.6 million decrease primarily due to higher expected COLI proceeds for 2026.

EVERGY METRO, INC.
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The below results of operations and related discussion for Evergy Metro are presented in a reduced disclosure format in accordance with General Instruction (H)(2)(a) to Form 10-Q.
The following table summarizes Evergy Metro's comparative results of operations.

Year to Date September 30	2026	Change	2025
	(millions)
Operating revenues	$1,622.7	$107.9	$1,514.8
Fuel and purchased power	468.3	35.7	432.6
Operating and maintenance	227.8	8.2	219.6
Depreciation and amortization	332.9	13.0	319.9
Taxes other than income tax	107.1	0.5	106.6
Income from operations	486.6	50.5	436.1
Other expense, net	(0.8)	(0.1)	(0.7)
Interest expense	105.2	0.1	105.1
Income tax expense	53.0	11.9	41.1
Net income	$327.6	$38.4	$289.2

Evergy Metro Gross Margin (GAAP) and Utility Gross Margin (non-GAAP)
The following table summarizes Evergy Metro's gross margin (GAAP) and MWhs sold and reconciles the differences between Evergy Metro's gross margin (GAAP) and Evergy Metro's utility gross margin (non-GAAP). See "Executive Summary - Non-GAAP Measures" for additional information regarding gross margin (GAAP) and utility gross margin (non-GAAP).

	Revenues and Expenses			MWhs Sold
Year to Date September 30	2026	Change	2025	2026	Change	2025
Retail revenues	(millions)			(thousands)
Residential	$625.9	$24.4	$601.5	4,640	221	4,419
Commercial	658.1	47.7	610.4	6,248	551	5,697
Industrial	96.1	(6.5)	102.6	1,219	(67)	1,286
Other retail revenues	9.9	1.3	8.6	29	(2)	31
Total electric retail	1,390.0	66.9	1,323.1	12,136	703	11,433
Wholesale revenues	50.3	29.5	20.8	3,276	(920)	4,196
Transmission revenues	18.8	(0.6)	19.4	N/A	N/A	N/A
Other revenues	163.6	12.1	151.5	N/A	N/A	N/A
Operating revenues	1,622.7	107.9	1,514.8	15,412	(217)	15,629
Fuel and purchased power	(468.3)	(35.7)	(432.6)
Operating and maintenance (a)	(159.5)	(3.1)	(156.4)
Depreciation and amortization	(332.9)	(13.0)	(319.9)
Taxes other than income tax	(107.1)	(0.5)	(106.6)
Gross margin (GAAP)	554.9	55.6	499.3
Operating and maintenance (a)	159.5	3.1	156.4
Depreciation and amortization	332.9	13.0	319.9
Taxes other than income tax	107.1	0.5	106.6
Utility gross margin (non-GAAP)	$1,154.4	$72.2	$1,082.2
(a) Operating and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operating and maintenance expenses at generating units and transmission and distribution operating and maintenance expenses and have been separately presented in order to calculate gross margin as defined under GAAP. These amounts exclude general and administrative expenses not directly attributable to revenue-producing activities of $68.3 million and $63.2 million year to date September 30, 2026 and 2025, respectively.

Evergy Metro's gross margin (GAAP) increased $55.6 million year to date September 30, 2026, compared to the same period in 2025, and Evergy Metro's utility gross margin (non-GAAP) increased $72.2 million year to date September 30, 2026, compared to the same period in 2025, both measures were driven by a $72.2 million increase primarily due to favorable weather (cooling degree days increased 25%, partially offset by a 19% decrease in heating degree days) and higher weather-normalized demand from commercial and residential customers, including a data center customer that began taking service in 2026.
Additionally, the increase in Evergy Metro's gross margin (GAAP) was also impacted by:
•a $13.0 million increase in depreciation and amortization as further described below; and
•a $3.1 million increase in operating and maintenance expenses which are determined to be directly attributable to revenue-producing activities.
Evergy Metro Operating and Maintenance
Evergy Metro's operating and maintenance expense increased $8.2 million year to date September 30, 2026, compared to the same period in 2025, primarily driven by a $7.0 million increase in transmission and distribution operating and maintenance expenses primarily due to higher contractor costs and vegetation management costs.
Evergy Metro Depreciation and Amortization
Evergy Metro's depreciation and amortization expense increased $13.0 million year to date September 30, 2026, compared to the same period in 2025, primarily due to capital additions.

Evergy Metro Income Tax Expense
Evergy Metro's income tax expense increased $11.9 million year to date September 30, 2026, compared to the same period in 2025, primarily driven by higher pre-tax income in 2026.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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

Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Kansas Central's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Evergy Metro's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities
The following table provides information regarding purchases by Evergy of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2026.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased(a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - 31	1,207	$84.75	—	—
August 1 - 31	295	83.23	—	—
September 1 - 30	—	—	—	—
Total	1,502	$84.46	—	—
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
Securities Trading Plans of Directors and Executive Officers
For the three months ended September 30, 2026, no director or officer has adopted, terminated or modified a Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangement required to be disclosed under Item 408(a) of Regulation S-K.

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
Evergy Evergy Kansas Central

4.2
Supplemental Indenture No. 5, dated as of August 24, 2026, to the Subordinated Indenture, dated as of May 18, 2009, between Evergy, Inc. (as successor to Great Plains Energy Incorporated) and The Bank of New York Mellon Trust Company, N.A., as trustee, and the form of global note included therein (Exhibit 4.1 of Evergy's Form 8-K filed August 24, 2026).
Evergy

4.3
Fifty-Sixth Supplemental Indenture, dated as of September 16, 2026, between Evergy Kansas Central, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, and the form of global bond included therein (Exhibit 4.1 of Evergy's Form 8-K filed on September 16, 2026).
Evergy Evergy Kansas Central

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

EVERGY, INC.

Dated:	November 4, 2026	By: /s/ W. Bryan Buckler
W. Bryan Buckler
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)

EVERGY KANSAS CENTRAL, INC.

Dated:	November 4, 2026	By: /s/ W. Bryan Buckler
W. Bryan Buckler
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)

EVERGY METRO, INC.

Dated:	November 4, 2026	By: /s/ W. Bryan Buckler
W. Bryan Buckler
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)